Form 10-Q
period 2000-03-31
INSMED INC
filed 2000-07-17
CIK 1104506

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended       March 31, 2000
                               -----------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________


                        Commission File Number    0-30739
                                               --------------

                              INSMED INCORPORATED
            (Exact name of registrant as specified in its charter)


                Virginia                            54-1972729
       (State or other Jurisdiction of           (I.R.S. employer
       Incorporation or Organization)            identification no.)


           800 East Leigh Street                   (804) 828-6893
         Richmond, Virginia 23219                (Registrant's telephone number
    (Address of principal executive offices)         including area code)
               (zip code)


                                      N/A
                                 (former name)

Indicate by check [x] whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days:
Yes:             No    X
      -----         -------

As of June 26, 2000, the latest practicable date, there were 108,127,568 shares of Insmed Incorporated's common stock outstanding.

                              INSMED INCORPORATED
                                     INDEX

REPORT:  FORM 10-Q                                                                                     Page
                                                                                                       ----
PART I.         FINANCIAL INFORMATION
ITEM 1 -        Financial Statements and Notes.........................................................  2

ITEM 2 -        Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................................................   6

ITEM 3 -        Quantitative and Qualitative Disclosures About Market Risk.............................   7

PART II.        OTHER INFORMATION

  Item 1.       Legal Proceedings......................................................................  20

  Item 2.       Changes in Securities and Use of Proceeds..............................................  20

  Item 3.       Defaults Upon Senior Securities........................................................  20

  Item 4.       Submission of Matters to Vote of Security Holders......................................  20

  Item 5.       Other Information......................................................................  20

  Item 6.       Exhibits and Reports on Form 8-K.......................................................  20


SIGNATURES

                         PART I-FINANCIAL INFORMATION

     On November 30, 1999, Insmed Incorporated (the "Registrant" or "Insmed Incorporated"), Insmed Pharmaceuticals, Inc. (the "Company" or "Insmed Pharmaceuticals") and Celtrix Pharmaceuticals, Inc. ("Celtrix") entered into a reorganization agreement pursuant to which the Company would acquire Celtrix and both the Company and Celtrix would become wholly-owned subsidiaries of the Registrant (the "Reorganizations"). The transaction closed on May 31, 2000. This Form 10-Q includes the Unaudited Condensed Consolidated Financial Statements of Insmed Pharmaceuticals as of and for the quarter ended March 31, 2000, and the Unaudited Pro Forma Condensed Consolidated Financial Statements of Insmed Incorporated as of and for the quarter ended March 31, 2000.

                     ITEM 1-FINANCIAL STATEMENTS AND NOTES

                         INSMED PHARMACEUTICALS, INC.
                     Condensed Consolidated Balance Sheets
                                (in thousands)


                                                       March 31,   December 31,
                                                         2000          1999
                                                     ------------  -------------
                                                     (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                           $   2,615     $     317
 Marketable securities                                   2,812         4,318
 Prepaids and other current assets                          43            43
                                                     ---------     ---------
Total current assets                                     5,470         4,678

Property and equipment:
 Research and development equipment                        355           336
 Furniture and equipment                                   189           168
                                                     ---------     ---------
                                                           544           504
 Accumulated depreciation                                 (283)         (262)
                                                     ---------     ---------
                                                           261           242

Other assets                                               912           376
                                                     ---------     ---------

Total assets                                         $   6,643     $   5,296
                                                     =========     =========

Liabilities & stockholders' equity
Current liabilities:
 Accounts payable                                    $   1,144     $     723
 Payroll liabilities                                       202           111
                                                     ---------     ---------
Total current liabilities                                1,346           834


Stockholder's equity:
 Series A Convertible Participating Preferred Stock         61            61
 Series B Convertible Preferred Stock                       36            36
 Common Stock                                               44            39
 Additional capital                                     39,310        27,181
 Notes receivable from stock sales                         (61)          (64)
 Accumulated deficit                                   (34,081)      (22,780)
 Accumulated other comprehensive loss                      (12)          (11)
                                                     ---------     ---------
Total stockholders' equity                               5,297         4,462
                                                     ---------     ---------

Total liabilities & stockholder's equity             $   6,643     $   5,296
                                                     =========     =========

                                       2
See accompanying notes.

                         INSMED PHARMACEUTICALS, INC.
               Condensed Consolidated Statements of Operations
                 (in thousands, except per share data - unaudited)



                                          Three Months Ended
                                               March 31,
                                       -----------------------
                                          2000         1999
                                       -----------  ----------

Revenues                                $     90    $    168

Operating expenses
 Research and development                  2,441       1,309
 General and administrative                  680         439
 Non-cash stock compensation               8,389           -
                                       ---------    --------
Total operating expenses                  11,510       1,748
                                       ---------    --------

Operating loss                           (11,420)     (1,580)

Interest income                              119          90
                                       ---------    --------

Net loss                               $ (11,301)   $ (1,490)
                                       =========    ========

Basic and diluted net loss per share   $   (2.85)   $  (0.42)
                                       =========    ========

Shares used in computing basic
 and diluted net loss per share            3,966       3,588
                                       =========    ========
See accompanying notes.

                         INSMED PHARMACEUTICALS, INC.
                Condensed Consolidated Statements of Cash Flows
                          (in thousands - unaudited)

                                                                   Three Months Ended
                                                                         March 31,
                                                                 ------------------------
                                                                    2000           1999
                                                                 --------        --------
Operating activities
Net loss                                                         $(11,301)       $ (1,490)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                                     22              19
     Loss on sale of marketable securities                              5               -
     Loss on sale of property and equipment                             -               1
     Issuance of stock for services                                   427               -
     Interest accrued on note receivable from stock sales              (1)             (1)
     Non-cash stock compensation                                    8,389               -
     Changes in operating assets and liabilities:
       Prepaid expenses and other current assets                        -               6
       Other assets                                                  (393)              -
       Accounts payable                                               278              30
       Payroll liabilities                                             91             (18)
                                                                 --------        --------
Cash used in operating activities                                  (2,483)         (1,453)
                                                                 --------        --------

Investing activities
Purchases of marketable securities                                   (199)              -
Proceeds from marketable securities matured and sold                1,699               -
Purchases of property & equipment                                     (41)             (6)
                                                                 --------        --------
Cash provided by (used) in investing activities                     1,459              (6)
                                                                 --------        --------
Financing activities
Proceeds from issuance of common stock                              3,318               -
Receipt of principal on note receivable from stock sale                 4               -
                                                                 --------        --------
Cash provided by financing activities                               3,322               -
                                                                 --------        --------

Increase (decrease) in cash and cash equivalents                    2,298          (1,459)
Cash and cash equivalents at beginning of period                      317          11,677
                                                                 --------        --------

Cash and cash equivalents at end of period                       $  2,615        $ 10,218
                                                                 ========        ========

See accompanying notes.

                         Insmed Pharmaceuticals, Inc.

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)


1.   Condensed Consolidated Interim Financial Statements

     The condensed consolidated balance sheet as of March 31, 2000 and the condensed consolidated statements of operations and cash flows for the three month period ended March 31, 2000, have been prepared by the company, without audit. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments, which include normal recurring adjustments, necessary to present fairly the company's financial position and the results of its operations and its cash flows. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 1999 included in the joint proxy statement/prospectus of Insmed Pharmaceuticals Inc. and Celtrix Pharmaceuticals, Inc. dated May 4, 2000.

2.   Pending Acquisition of Celtrix

     On November 30, 1999, the Registrant and the Company entered into an agreement to acquire Celtrix Pharmaceuticals, Inc. The transaction closed on May 31, 2000. At closing each common share of Celtrix was exchanged for one share of common stock in a newly formed holding company, Insmed Incorporated. The aggregate liquidation preference and related dividends of Celtrix Series A Preferred Stock were convertible into Celtrix common stock at a price per share of $2.006. The holders of Celtrix Series A Preferred Stock received one share of common stock of the Registrant on an as converted basis. Each preferred and common share of the Company was exchanged for three and one-half shares of common stock of the Registrant. All options and warrants outstanding at the time of the transaction converted into options and warrants of the Registrant. As part of the transaction the Company's management and board of directors became the management and board of directors of the Registrant.

     Pro forma condensed consolidated financial information on page 9 has been included in this filing to relect the accounting for the acquisition of Celtrix by the Company as a purchase in accordance with generally accepted accounting principles.

3.   Commitment to Issue Equity

     The Company entered into an agreement to sell 5,632,678 shares of its common stock and warrants to purchase 6,901,344 shares of common stock of Insmed Incorporated for $34.5 million. The warrants are exercisable for five years at a price of $2.25. The financing closed on May 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the financial statements and notes thereto in the joint proxy statement/ prospectus dated May 4, 2000.

Overview

Insmed Pharmaceuticals develops drugs to treat metabolic and endocrine diseases. Its current programs address treatments for type 2 diabetes and polycystic ovary syndrome (PCOS). The Company was incorporated in Virginia in September 1988.

The Company's lead product is INS-1, a naturally occurring insulin sensitizer. Unlike insulin, INS-1 achieves significant concentrations in the bloodstream following oral administration. The Company has conducted more than twenty pre-clinical studies of INS-1 and, as of March 31, 2000, has completed seven clinical trials with five additional clinical trials in progress. In Phase II clinical trials, INS-1 has demonstrated efficacy both in patients with type 2 diabetes and in women suffering from PCOS. In both pre-clinical and clinical studies, it has been tolerated well and shown no evidence of organ toxicity. Seven new trials are expected to begin in 2000.

Results of Operations

For the three months ended March 31, 2000, our net loss increased to $11.3 million from $1.5 million for the three months ended March 31, 1999. The increase in the net loss primarily relates to a non-cash charge of $8.4 million for stock compensation. The major component of the $8.4 million non-cash charge relates to stock options exercised with a non-recourse note. Generally accepted accounting principles require that compensation based on the difference between the current market price of the underlying stock and the market price utilized in the previous reporting period be recognized in the financial statements. We used the sale of stock to Taisho Pharmaceutical Co., Ltd. ("Taisho") on March 28, 2000 (discussed below), to determine the amount of the charge in the second quarter.

Revenues for the current and prior period relate to grants under the Small Business Innovation Research Program (SBIR).

Research and development expenses increased 86% to $2.4 million in the first quarter of 2000 from 1.3 million in the first quarter of the prior year. This increase was caused primarily by salaries paid to people we hired to accommodate our growth, and by increases in contract manufacturing costs we incurred to produce INS-1 for clinical studies.

General and administrative expenses increased 55% from $439,000 in the first quarter of 1999, to $680,000 in the first quarter of this year. Salaries and benefits account for the majority of the increase. Subsequent to March 31, 1999, we have added a chief financial officer, controller and intellectual property associate to our general and administrative staff and, in the first quarter of 2000, we paid bonuses of $160,000 to general and administrative personnel.

As of March 31, 2000, current assets increased $792,000 compared to December 31, 1999, and stockholders' equity increased $835,000 primarily as a result of the sale of 106,758 shares of common stock to Taisho for $28.10 per share, and the exercise of stock options during the first quarter. Other assets, which consist of legal, accounting and printing costs related to our merger with Celtrix, increased $536,000. In the quarter ended June 30, 2000, these costs will be included in the Celtrix purchase price allocation. Current liabilities increased 61% to $1.3 million as a result of professional fees related to the merger and manufacturing costs for clinical trial material.

Liquidity and Capital Resources

Since the Company's inception in 1988, we have financed our operations primarily through private placement of preferred and common stock aggregating approximately $26.2 million through March 31, 2000. Our last private placement of stock occurred in June 1998 and generated net proceeds of $14 million. In addition, on March 28, 2000, we sold 106,758 shares of common stock to Taisho. This equity investment was made in conjunction with the signing of a letter of intent with Taisho regarding the development and commercialization rights for Insmed's lead compound, INS-1, for the treatment of Polycystic Ovary Syndrome
(PCOS) and Type 2 diabetes in Japan and other Asian countries. In May 2000, we sold 5,632,678 shares of Company common stock and warrants to purchase 6,901,344 shares of common stock of the Registrant for an aggregate consideration of $34.5 million. The warrants are exercisable for five years at a price of $2.25.

As a result of the May 2000 financing, we believe that we have adequate cash to meet our needs until mid 2001. Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations. We will need to raise substantial additional funds to continue development and commercialization of our products. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology, or cease operations.

Forward Looking Statements

Statements included within this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, may constitute forward-looking statements for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements regarding expected financial position, results of operations, cash flows, dividends, financing plans, business strategies, operating efficiencies or synergies, budgets, capital and other expenditures, competitive positions, growth opportunities for existing or proposed products or services, plans and objectives of management, demand for new pharmaceutical products, market trends in the pharmaceutical business, inflation and various economic and business trends. Such forward-looking statements are subject to numerous risks and uncertainties, including risks that product candidates may fail in the clinic or may not be successfully marketed, the company may lack financial resources to complete development of product candidates, competing products may be more successful, demand for new pharmaceutical products may decrease, the biopharmaceutical industry may experience negative market trends and other risks detailed from time to time in the Registrant's filings with the Securities and Exchange Commission. As a result of these and other risks and uncertainties, actual results may differ materially from those described in the above discussion.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Insmed Pharmaceuticals invests its excess cash in investment grade, interest-bearing securities. At March 31, 2000, Insmed Pharmaceuticals had $5.4 million invested in fixed rate securities. Insmed Pharmaceuticals' investments in fixed rate securities are subject to interest rate and credit risk. Based on Insmed Pharmaceuticals' policy of investing in highly rated securities whose maturities at March 31, 2000 are all less than one year minimizes the risk associated with its investment in fixed rate securities. While a hypothetical decrease in market interest rates by 10 percent from the March 31, 2000 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

                              Insmed Incorporated

             PRO FORMA CONDENSED CONSOLIDATED FINANICAL STATEMENTS

     The following Pro Forma Condensed Consolidated Financial Statements reflect the accounting for the acquisition of Celtrix by Insmed Pharmaceuticals in accordance with generally accepted accounting principles. Insmed Incorporated is a holding company formed by Insmed Pharmaceuticals in order to facilitate the Reorganizations in accordance with the reorganization agreement. The reorganization agreement provides that:

    . each share of issued and outstanding common and preferred stock of Insmed Pharmaceuticals will be exchanged for 3.5 shares of Insmed Incorporated common stock;

    . each outstanding share of common stock of Celtrix will be exchanged for one share of Insmed Incorporated common stock; and

    . each share of Celtrix Series A Preferred Stock will be exchanged on an as converted basis, by applying the liquidation preference of $1,000 per share, plus accrued but unpaid dividends through the closing date, to the conversion ratio of $2.006 specified in the Celtrix Certificate of Incorporation, into one share of Insmed Incorporated common stock.

     The Unaudited Pro Forma Condensed Consolidated Financial Statements are based upon and should be read in conjunction with the historical consolidated financial statements of Insmed Pharmaceuticals and Celtrix, including the notes thereto, which are incorporated herein by reference.

     The Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1999 gives effect to the acquisition of Celtrix by Insmed Pharmaceuticals and related transactions as if such transactions had occurred on January 1, 1999. Celtrix's fiscal year end is March 31, 1999. Therefore, for the purpose of the historical data included in the Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 1999, the unaudited financial data from the nine months ended December 31, 1999, was combined with the unaudited financial data for the three months ended March 31, 1999.

     The Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Three Months Ended March, 31, 2000 gives effect to the acquisition of Celtrix by Insmed Pharmaceuticals and related transactions as if such transactions had occurred on January 1, 2000.

     The Unaudited Pro Forma Condensed Consolidated Balance Sheet as of March 31, 2000, gives effect to the acquisition of Celtrix by Insmed Pharmaceuticals and related transactions as if they occurred on March 31, 2000. The Unaudited Pro Forma Condensed Consolidated Balance Sheet gives effect to the exchange of shares described above and in note 1, reflects the expected allocation of the purchase price described in note 2, the formation of Insmed Incorporated and the $34.5 million equity financing.

     For accounting purposes, the historical basis of Insmed Pharmaceuticals assets and liabilities will carry over to Insmed Incorporated. The acquisition of Celtrix will be accounted for using the purchase method of accounting, so the total purchase costs of the acquisition will be allocated to the tangible and intangible assets and liabilities acquired based upon their estimated fair values.

The preliminary purchase price allocation is based on an independent third-party valuation. This valuation has not yet been finalized. Accordingly the preliminary purchase price allocation is subject to change. Upon completion of the Reorganizations the amount of purchase price allocated to tangible assets acquired, in process research and development and liabilities assumed, could differ from the amounts and allocation discussed in Note 2. The Registrant is not aware of any significant unrecorded obligations or contingencies, and do not believe that the final purchase price allocation will differ materially from that included in the pro forma financial information contained herein. The final allocation of the purchase price will be made based upon valuations and other studies that have not been completed.

     In addition, Insmed Pharmaceuticals and Celtrix expect to incur costs directly attributable to the Reorganizations of approximately $2.0 million and $1.5 million, respectively. The $2.0 million of transaction costs Insmed Pharmaceuticals expects to incur have been included in the determination of the preliminary purchase price. The $1.5 million Celtrix expects to incur will be expensed as incurred and have not been reflected in the Unaudited Pro Forma Condensed Statement of Operations, as they are nonrecurring charges.

     The Unaudited Pro Forma Condensed Consolidated Financial Statements do not:

     (a) purport to represent what the results of operations or financial condition actually would have been if the acquisition of Celtrix by Insmed Pharmaceuticals and the other transactions described below had occurred as of the dates indicated or what such results will be for any future periods,

     (b) give effect to certain nonrecurring charges expected to result from the transaction, or

     (c) reflect any anticipated expenses that we expect that Insmed Incorporated will incur as a result of combining the companies.

                                                       INSMED INCORPORATED
                               Unaudited Pro Forma Condensed Consolidated Statement of Operations
                                              For the Year Ended December 31, 1999
                                              (in thousands, except per share data)


                                                     Financing                                                             Pro
                                        Historical   Pro Forma    Insmed as   Historical  Reorganization   References     Forma
                                          Insmed    Adjustments    Adjusted     Celtrix     Adjustments     (Note 2)    Combined
                                        ----------  -----------   ---------   ----------  --------------   ----------   --------
Statement of Operations Data:
Total revenues                           $    663    $       -    $     663    $    763       $     -                   $   1,426
Costs and expenses:
  Research and development                  6,320                     6,320       1,027                                     7,347
  General and administrative                2,189                     2,189       1,953                                     4,142
  Stock compensation                          285                       285           -                                       285
                                         --------    ---------    ---------    --------       -------                   ---------
                                            8,794            -        8,794       2,980             -                      11,774
                                         --------    ---------    ---------    --------       -------                   ---------
Operating loss                             (8,131)           -       (8,131)     (2,217)            -                     (10,348)

Equity in loss from joint venture               -                         -      (8,973)                                   (8,973)
Amortization of goodwill                        -                         -           -          (537)         (J)           (537)
Interest Income                               338                       338          85                                       423
Proceeds from settlement agreement              -                         -         600                                       600
                                         --------    ---------    ---------    --------       -------                   ---------
Net loss                                 $ (7,793)   $       -    $  (7,793)   $(10,505)      $  (537)                  $ (18,835)
                                         ========    =========    =========    ========       =======                   =========

Net loss per share - basic and diluted   $  (2.16)                             $  (0.40)                                $   (0.19)
                                         ========                              ========                                 =========

 Shares used in computing basic
   and diluted net loss per share           3,606                                26,176                                    99,306
                                         ========                              ========                                 =========

                              Insmed Incorporated
      Unaudited Pro Forma Condensed Consolidated Statement of Operations
                   For the Three Months Ended March 31, 2000
                     (in thousands, except per share data)

                                                       Financing                                                        Pro
                                        Historical     Pro Forma   Insmed as  Historical  Reorganization  References   Forma
                                          Insmed      Adjustments  Adjusted    Celtrix      Adjustments    (Note 2)   Combined
                                        ----------    -----------  ---------  ----------  --------------  ----------  --------
Total revenues                          $       90    $         -  $      90  $       90  $            -              $    180
Cost and expenses:
  Research and development                   2,441                     2,441         227                                 2,668
  General and administrative                   680                       680         746                                 1,426
  Non cash stock compensation                8,389                     8,389           -                                 8,389
                                        ----------    -----------  ---------  ----------  --------------              --------
                                            11,510              -  $  11,510         973               -                12,483
                                        ----------    -----------  ---------  ----------  --------------              --------
Operating loss                             (11,420)             -    (11,420)       (883)              -               (12,303)

Equity in loss from joint venture                -                         -        (165)                                 (165)
Amortization of goodwill                         -                         -           -            (134)      (J)        (134)
Interest income, net                           119                       119          33                                   152
                                        ----------    -----------  ---------  ----------  --------------              --------
Net loss                                $  (11,301)   $         -  $ (11,301) $   (1,015) $         (134)             $(12,450)
                                        ==========    ===========  =========  ==========  ==============              ========

Net loss per share - basic and diluted  $    (2.85)                           $    (0.03)                             $  (0.11)
                                        ==========                            ==========                              ========

Shares used in computing basic
  and diluted net loss per share             3,966                                31,863                               107,042
                                        ==========                            ==========                              ========

                              Insmed Incorporated
           Unaudited Pro Forma Condensed Consolidated Balance Sheet
                             As of March 31, 2000
                                (in thousands)

                                             Financing                 Insmed                    Pro
                              Historical     Pro Forma    References     as      Historical     Forma       References     Pro
                                Insmed      Adjustments    (Note 2)    Adjusted   Celtrix     Adjustments    (Note 2)     Forma
                              ----------    -----------   ---------    --------  ----------   -----------   ----------    -----
Assets
Current assets:
 Cash and cash equivalents      $ 2,615     $  32,600        (A)       $  35,215   $  6,700     $       -               $  41,915
 Marketable securities            2,812                                    2,812          -                                 2,812
 Prepaids and other current
  assets                             43                                       43        115                                   158
                                -------     ---------                  ---------   --------     ---------               ---------
Total current assets              5,470        32,600                     38,070      6,815             -                  44,885

Property and equipment, net         261                                      261         68                                   329
Assets held for sale                  -                                        -        346          (346)       (C)            -
Goodwill                              -                                        -          -        10,735        (J)       10,735
Other assets                        912                                      912      2,582         1,088        (B)
                                                                                                   (2,582)       (C)
                                                                                                   (2,000)       (D)            -
                                -------     ---------                  ---------   --------     ---------               ---------
Total assets                    $ 6,643     $  32,600                  $  39,243   $  9,811     $   6,895               $  55,949
                                =======     =========                  =========   ========     =========               =========

Liabilities and stockholders'
 equity
Current liabilities:
 Accounts payable               $ 1,144     $       -                  $    1,144   $     -     $   1,088        (B)    $   2,232
 Other current liabilities          202                                       202       531             -                     733
                                -------     ---------                   ---------  --------     ---------               ---------
Total current liabilities         1,346             -                       1,346       531         1,088                   2,965

Exchangeable preferred stock          -                                         -     7,948        (7,948)       (E)            -

Stockholders' equity:
 Preferred Stocks                    97                                        97         -           (97)       (F)            -

 Common Stocks                       44            56        (A)              100       338            42        (E)
 (107,041,998 pro forma shares                                                                        340        (F)
  outstanding)                                                                                        250        (G)        1,070

Additional capital               39,310        32,544        (A)           71,854   142,656         8,288        (E)
                                                                                                     (243)       (F)
                                                                                                     (250)       (G)
                                                                                                 (142,044)       (H)
                                                                                                   54,433        (I)
                                                                                                   (2,928)       (C)
                                                                                                   (2,000)       (D)
                                                                                                   10,735        (J)      140,231

Cumulative preferred stock
 dividend                             -                                         -       382          (382)       (E)            -
Notes receivable from stock
 sale                               (61)                                      (61)        -             -                     (61)
Accumulated deficit             (34,081)                                  (34,081) (142,044)      142,044        (H)
                                                                                                  (54,433)       (I)      (88,514)
Accumulated other
 comprehensive loss                 (12)                                      (12)        -             -                     (12)
                                -------     ---------                   ---------   --------     ---------               ---------
Total stockholders' equity        5,297        32,600                      37,897     1,332        13,755                  52,984
                                -------     ---------                   ---------   --------     ---------               ---------
Total liabilities and
 stockholders' equity           $ 6,643     $  32,600                  $   39,243  $  9,811     $   6,895               $  55,949
                                =======     =========                   =========   ========     =========               =========

  Notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements


Note 1


     The unaudited pro forma condensed consolidated financial statements reflect the conversion of all of the outstanding shares of Celtrix and Insmed Pharmaceuticals common and preferred stock into Insmed Incorporated. The table below is based on the respective companies' capitalization at March 31, 2000, using the conversion ratio of one (1) share of Insmed Incorporated common stock for each share of Celtrix common stock and 3.5 shares of Insmed Incorporated common stock for each share of Insmed Pharmaceuticals stock. No exercise of options or warrants outstanding at March 31, 2000 was assumed.

                                                                                            Shares of
                                                                                              Insmed
                                                            Number of       Conversion     Incorporated
     Company                           Stock                 Shares           Ratio        to be Issued
---------------                    -------------            ---------     -----------     --------------
Insmed Pharmaceuticals, Inc.       Series A Preferred      6,144,599         3.5            21,506,097
Insmed Pharmaceuticals, Inc.       Series B Preferred      3,581,761         3.5            12,536,164
Insmed Pharmaceuticals, Inc.       Common                  4,359,477         3.5            15,258,170
Celtrix Pharmaceuticals, Inc.      Series A Preferred          8,010         1.0 (1)         4,183,426
Celtrix Pharmaceuticals, Inc.      Common                 33,843,770         1.0            33,843,770
Insmed Pharmaceuticals, Inc.       Common                  5,632,678 (2)     3.5            19,714,373
                                                                                          --------------

                              Number of Pro Forma Outstanding Shares at March 31, 2000     107,042,000
                                                                                          ==============






(1) As of March 31, 2000, there are 8,010 shares of Series A Preferred Stock outstanding. These shares have a liquidation preference of $1,000 per share. Dividends accreted and unpaid related to this stock are $381,952 at March 31, 2000. The aggregate liquidation preference and dividends are convertible into Celtrix common stock at a price of $2.006 per share, which would provide for the issuance of 4,183,426 shares of Insmed Incorporated common stock if the transaction occurred on March 31, 2000.

(2) These shares represent common stock of Insmed Pharmaceuticals issuable upon closing the $34.5 million equity financing.

     In connection with the purchase of Celtrix, Insmed Incorporated expects approximately $54.4 million of the purchase price to be allocated to in-process research and development. Insmed Pharmaceuticals management has engaged an independent third-party appraisal company to perform a valuation of the intangible assets acquired. It is expected that Insmed Incorporated will enter into various corporate collaborations and agreements to manufacture, market, distribute, and develop the in-process research and development acquired in the purchase of Celtrix. The terms and conditions of these agreements could differ substantially from the assumptions made by management. It is also likely that the terms and conditions of existing corporate collaboration agreements could be amended or terminated, which could also significantly affect the assumptions associated with the in-process projects.

     The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; and discounting the net cash flows back to their present value.

     The nature of the efforts to develop the purchased in-process research and development into commercially viable products principally relates to the completion and/or acceleration of existing development programs, including the mandatory completion of several phases of clinical trials and the general and administrative costs necessary to manage the projects and trials. Assuming the approval of the drug by the FDA, costs related to the wide scale manufacturing, distribution, and marketing of the drugs are included in the projection. The resulting net cash flows from such projects are based on Insmed Incorporated management's estimates of revenues, cost of sales and research and development, sales and marketing and, general and administrative costs, and the anticipated income tax effect.

     The discounting of net cash flows back to their present value is based on the weighted average cost of capital ("WACC"). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The discount rates utilized in discounting the net cash flows from purchased in-process research and development range from 33% to 45%. These discount rates may be higher than the WACC due to the inherent uncertainties surrounding the successful development of the purchased in-process research and development.

     The forecast data employed in the analyses was based upon internal product level forecast information maintained by Celtrix management in the ordinary course of managing its business. Insmed Incorporated management has reviewed and challenged the forecast data and related assumptions and utilized the information in analyzing in-process research and development. The forecast data and assumptions are inherently uncertain and unpredictable. However, based upon the information available at this time Insmed Incorporated management believes the forecast data and assumptions to be reasonable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the forecasted results. Any such variance may result in a material adverse effect on Insmed Incorporated's financial condition and results of operations.

     In the allocation of purchase price to the IPR&D, the concept of alternative future use was specifically considered for each of the programs under development. The acquired IPR&D consists of Celtrix's work to complete each of the identified programs. The programs are very specific to the disease and market for which they are intended. There are no alternative uses for the in-process programs in the event that the programs fail in clinical trials or are otherwise not feasible. The development effort for the acquired IPR&D does not possess an alternative future use for Insmed Incorporated as defined by generally accepted accounting principles.

     Below is a brief description of in-process research and development projects including an estimation of when management believes Insmed Incorporated may realize revenues from the sale of these products in the respective application.

SomatoKine: Diabetes

     Diabetes is typically characterized by the inadequate production or utilization of insulin. Insulin is a vital hormone needed by the body for normal control of blood glucose levels. The findings from a Phase II study in 12 patients to treat patients with type 1 diabetes suggests that SomatoKine is a potential therapeutic for improving insulin sensitivity in both type 1 and type 2 diabetes and helping patients to manage their disease, thus avoiding the complications which ultimately accompany the disease. Several additional studies will be required to develop the product for this indication. We expect to resume Phase II trials immediately.

     The valuation of this program assumes that Phase II studies will continue until 2003, that Phase III studies will be completed by 2005, and that the product will launch in 2006. We estimate future costs for this program will be about $3 million a year through 2005. A discount rate of 35% was utilized in discounting these estimated cash flows.

SomatoKine: Severe Osteoporosis

     Osteoporosis is a chronic, debilitating disorder in which the bones become increasingly porous, brittle and subject to fracture. We believe the findings from a Phase II feasibility study in hip fracture patients present an argument for further development of SomatoKine for the treatment of severe osteoporosis. The Phase II study suggests that a relatively short period of treatment with SomatoKine offers the potential to restore the patient's bone mineral density and improve supportive muscle strength as opposed to current treatments which are used primarily to prevent further bone loss. We expect to begin a second Phase II study later this year.

     The valuation of this program assumes that Phase II studies will continue until 2003, that Phase III studies will be completed by 2006, and that sales will be made in 2007. The future costs of this program are estimated to be about $4 million a year through 2006. A discount rate of 34% was utilized in discounting these estimated cash flows.

SomatoKine: Protein Wasting and Severe Burns

     Many critically ill patients suffer from serious protein wasting conditions, which contribute to physical weakness and increase their risk of morbidity and mortality. The results for the Phase II study conducted in burn patients demonstrates potential efficacy for SomatoKine to treat serious medical conditions associated with muscle and weight loss, and provides further evidence supporting the use of SomatoKine to treat wasting diseases associated with cancer cachexia, AIDS and advanced kidney failure. A discount rate of 45% was utilized in discounting these estimated cash flows.

     In persons suffering from traumatic burns over at least 20% of their body surface, very low levels of IGF-I, along with major tissue damage are associated with the disruption of biological processes that are essential for healing and protections from burn complications. In a Phase II study conducted within this population patients who received SomatoKine through two skin graft cycles indicated substantial improvement in restoring the balance between protein synthesis and degradation which is a prerequisite for accelerated wound healing and reduced hospital stay. A discount rate of 33% was utilized in discounting these estimated cash flows.

     The valuation of these programs assumes that sales of SomatoKine could begin in 2003 to treat severe burns and in 2006 to treat protein wasting. We estimate the aggregate future costs to develop these indications will be $30 million. Because the value of protein wasting and severe burn indications is low in relation to diabetes and severe osteoporosis, we will defer further trials in these indications until we obtain additional data from the planned studies for the more valuable indications.

TGF-beta-2: Dermal Ulcer

     Celtrix entered into a product development, license and marketing agreement with Genzyme Corporation ("Genzyme") in June 1994 for TGF-beta-2. The objective is to commercialize this product for tissue repair and treatment of systemic applications. Under the terms of the agreements, Genzyme assumed responsibility for all costs related to developing TGF-beta-2 for these indications. Celtrix is entitled to receive milestone payments and royalties if such development is successful. The valuation of this program is based on receipt of milestone payments of $2.5 million between 2001 and 2004, and royalties beginning in 2005. A discount rate of 34% was utilized in discounting these estimated cash flows.

     We have budgeted approximately $5.0 million in 2000 to continue the development and clinical trial studies of SomatoKine for its applications in diabetes and severe osteoporosis. The results of these trials will dictate the amount of future funds and company resources that may be ultimately dedicated to these projects. These results may lead management to conclude to continue development, revise or postpone development plans, or possibly terminate the pursuit of SomatoKine commercialization for one or both of these applications.

     The total acquisition cost is estimated to be approximately $71.5 million, determined as follows (in thousands):



     Fair value of Insmed Incorporated shares(1)............................................  $59,823
     Fair value of Insmed Incorporated stock options(2).....................................    9,697
     Insmed Pharmaceuticals transaction costs, consisting primarily of financial advisory,
     legal and accounting fees(3)...........................................................    2,000
                                                                                              -------
                                                                                              $71,520
                                                                                              =======


(1) The fair value per share was calculated by averaging the Celtrix closing price for the five days prior to and subsequent to the signing of the definitive reorganization agreement on November 30, 1999. The result of this calculation is $1.94886 which was multiplied by the shares outstanding on an as converted basis as of November 30, 1999 of 30,646,461.
(2) Options and warrants outstanding at November 30, 1999 of 10,244,113 were multiplied by the fair value of each grant. The fair value of these options and warrants were estimated as of November 30, 1999 using the Black-Scholes pricing method assuming a risk free interest rate of 6.0%, no dividends, a volatility factor of .801, and a weighted average exercise price of .33 to .50 years. The application of this method resulted in a fair value per option and warrant between $0.01 and $1.41.
(3) Under purchase accounting the $2.0 million in transaction costs Insmed Pharmaceuticals expects to incur are included in the determination of the purchase price. The $1.5 million in transaction costs Celtrix expects to incur will be expensed as incurred.

     Based upon preliminary estimate of the valuation of tangible and intangible assets acquired and liabilities assumed, Insmed Pharmaceuticals has allocated the total cost of the purchase to the net assets of Celtrix, as follows (in thousands):


                                                                March 31,
                                                                  2000
 Tangible assets acquired:                                     ---------
 Cash                                                           $  6,700
 Receivables and other current assets                                115
 Property and Equipment                                               68
 In-Process research and development                              54,433
 Goodwill                                                         10,735
 Liabilities assumed                                                (531)
                                                                --------
                                                                $ 71,520
                                                                ========


The Celtrix research and development programs in process were valued as follows:

SomatoKine: Diabetes                                            $ 36,122
SomatoKine: Osteoporosis                                          12,650
SomatoKine: Severe Burns                                           1,224
SomatoKine: Protein Wasting                                        3,169
TGF-beta-2: Dermal Ulcer                                           1,268
                                                                --------
                                                                $ 54,433
                                                                ========

     The in-process research and development has been written off against the consolidated accumulated deficit. Because the charge is nonrecurring, it has not been reflected in the pro forma condensed consolidated statement of operations.

Note 2

     The pro forma condensed consolidated balance sheet includes the adjustments necessary to give effect to the reorganization as if it occurred on March 31, 2000. The balance sheet also reflects the allocation of the preliminary purchase price to the estimated fair value of tangible and intangible assets acquired and liabilities assumed, a charge to the accumulated deficit for acquired in-process research and development and the elimination of Celtrix and Insmed Pharmaceuticals' equity accounts. Adjustments included in the pro forma condensed consolidated balance sheet are summarized as follows (in thousands except share and per share amounts):

     (A) Sale of 5,632,678 shares of Insmed Pharmaceuticals common stock, immediately prior to the merger close, and sale of warrants to purchase 6,901,344 shares of common stock of Insmed Incorporated. Proceeds, net of estimated transaction costs of $1.9 million, are expected to approximate $32.6 million.
     (B) Increase the accrual for Insmed Pharmaceuticals' estimated transaction-related costs to $2,000 principally for investment banking, legal and accounting services. Approximately $912 has been incurred through March 31, 2000.
     (C)  Adjustment of net assets based upon purchase price allocation.
     (D) Reclassification of the estimated transaction costs incurred by Insmed Pharmaceuticals to reflect their inclusion in the determination of the preliminary purchase price.
     (E) The exchange of Celtrix preferred stock and cumulative dividends on an as converted basis into 4,183,426 shares of Insmed Incorporated common stock at the exchange ratio prescribed in the Celtrix Certificate of Incorporation.
     (F) Conversion of Insmed Pharmaceuticals Convertible Participating Preferred Stock, Series A and Convertible Preferred Stock, Series B into 34,042,261 shares of Insmed Incorporated common stock.
     (G) Conversion of Insmed Pharmaceuticals and Celtrix common stock into 68,816,313 shares of Insmed Incorporated common stock.
     (H)  Elimination of Celtrix accumulated deficit.
     (I) Charge to operations for in-process research and development of $54,433.
     (J) Record amount allocated to goodwill of $10,465 in the Unaudited Proforma Condensed Consolidated Balance Sheet and amortization expense of $537 and $134 in the Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1999 and the three months ended March 31, 2000, respectively. An amortization period of twenty years was used.

Note 3

Pro forma basic and diluted net loss per share amounts for the year ended December 31, 1999 and the three months ended March 31, 2000, are based upon the estimated weighted-average number of shares expected to be outstanding subsequent to the reorganizations. The determination of the pro-forma weighted-average shares outstanding used in the calculation of pro forma basic and diluted net loss per share for the three months ended March 31, 2000 is included in the table in Note 1 on page 14. The impact of outstanding options and warrants, including Insmed Pharmaceuticals and Celtrix options converted, is not included in the calculation of basic and diluted net loss per share as the effect would be antidilutive.

                                    PART II

                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

     The registrant's stock became registered under the Securities and Exchange Act of 1934 on June 1, 2000. The common stock is listed on The Nasdaq SmallCap Market and its symbol is "INSM."

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

               27.  Financial Data Schedule

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INSMED INCORPORATED
                                    (Registrant)



Date:  July   17, 2000
       ------ ---

                                    By: /s/ Michael D. Baer
                                        ------------------------------------
                                        Michael D. Baer
                                        Chief Financial Officer
                                        (Principal Accounting and Financial
                                        Officer and Duly Authorized Officer)