Form 10-Q
period 2000-06-30
INSMED INC
filed 2000-08-14
CIK 1104506

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ______________

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended     June 30, 2000
                               --------------------
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

                       Commission File Number  0-30739
                                             ------------

                              INSMED INCORPORATED
            (Exact name of registrant as specified in its charter)

                Virginia                               54-1972729
     (State or other Jurisdiction of                (I.R.S. employer
     Incorporation or Organization)               identification no.)

              800 East Leigh Street                       (804) 828-6893
             Richmond, Virginia 23219             (Registrant's telephone number
     (Address of principal executive offices)          including area code)
                    (zip code)

                                      N/A
                                 (former name)

Indicate by check X mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),

Yes: X   No __
     --

Indicate by check X mark whether the Registrant has been subject to such filing requirements for the past 90 days:

Yes: __  No X
            --

As of July 31, 2000, the latest practicable date, there were 27,070,418 shares (restated for reverse stock split on 7/28/00) of Insmed Incorporated's common stock outstanding.

                              INSMED INCORPORATED
                                     INDEX

                               REPORT: FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                            Page
ITEM 1 -  Financial Statements and Notes...................................   1

ITEM 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................   7

ITEM 3 -  Quantitative and Qualitative Disclosures About Market Risk.......   9

                         PART II.   OTHER INFORMATION

  Item 1. Legal Proceedings................................................  10
  Item 2. Changes in Securities and Use of Proceeds........................  10
  Item 3. Defaults Upon Senior Securities..................................  10
  Item 4. Submission of Matters to Vote of Security Holders................  10
  Item 5. Other Information................................................  10
  Item 6. Exhibits and Reports on Form 8-K.................................  10

SIGNATURE..................................................................  12

                        PART I - FINANCIAL INFORMATION

                    ITEM 1 - FINANCIAL STATEMENTS AND NOTES

                              INSMED INCORPORATED
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                               June 30,           December 31,
                                                                 2000                 1999
                                                          -----------------     -----------------
                                                             (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                                   $ 35,139                 $    317
 Marketable securities                                          2,436                    4,318
 Other current assets                                             496                       43
                                                             --------                 --------
 Total current assets                                          38,071                    4,678

 Property and equipment, net                                      680                      242
 Goodwill, net                                                 12,656                        -
 Other assets                                                     100                      376
                                                             --------                 --------
 Total assets                                                $ 51,507                 $  5,296
                                                             ========                 ========

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                            $  3,350                 $    723
 Payroll liabilities                                              343                      111
                                                             --------                 --------
 Total current liabilities                                      3,693                      834

Stockholders' equity:
 Series A Convertible Participating Preferred Stock                 -                       61
 Series B Convertible Preferred Stock                               -                       36
 Common stock                                                     270                       39
 Additional capital                                           137,148                   27,181
 Notes receivable from stock sales                                  -                      (64)
 Accumulated deficit                                          (89,595)                 (22,780)
 Accumulated other comprehensive loss                              (9)                     (11)
                                                             --------                 --------
 Net stockholders' equity                                      47,814                    4,462
                                                             --------                 --------

Total liabilities and stockholders' equity                   $ 51,507                 $  5,296
                                                             ========                 ========

See accompanying notes.

                              INSMED incorporated
                Condensed Consolidated Statements of Operations
               (in thousands, except per share data--unaudited)


                                             Three Months Ended                  Six Months Ended
                                                   June 30,                           June 30,
                                          ------------------------          --------------------------
                                           2000              1999            2000                1999
                                          --------         -------          --------           -------
Revenues                                  $      -         $   236          $     90           $   403

Operating expenses
 Research and development                    4,248           1,333             6,689             2,700
 General and administrative                  1,745             579             2,425               957
 Purchased research and development         54,433               -            54,433                 -
 Non-cash stock compensation                (4,825)              -             3,564                 -
                                          --------         -------          --------           -------
 Total operating expenses                   55,601           1,912            67,111             3,657
                                          --------         -------          --------           -------

Operating loss                             (55,601)         (1,676)          (67,021)           (3,254)

Interest income                                 87             119               206               210
                                          --------         -------          --------           -------
Net loss                                  $(55,514)        $(1,557)         $(66,815)          $(3,044)
                                          ========         =======          ========           =======

Basic and diluted net loss per share      $  (4.77)        $ (0.50)         $  (8.85)          $ (0.97)
                                          ========         =======          ========           =======

Shares used in computing basic
 and diluted net loss per share             11,629           3,142             7,550             3,140
                                          ========         =======          ========           =======

See accompanying notes.

                              INSMED INCORPORATED
                Condensed Consolidated Statements of Cash Flows
                          (in thousands - unaudited)

                                                                         Six Months Ended
                                                                              June 30,
                                                                    -----------------------------
                                                                       2000                1999
                                                                    ---------            --------
Operating activities
Net loss                                                            $(66,815)            $(3,044)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                           115                  38
 Loss on sale of marketable securities                                     7                   -
 Issuance of stock for services                                          541                   -
 Interest accrued on notes receivable from stock sales                    (2)                 (1)
 Non-cash stock compensation                                           3,564                   -
 Purchased research and development                                   54,433                   -
 Changes in operating assets and liabilities:
  Prepaid expenses and other current assets                             (420)                (69)
  Other assets                                                          (100)                  -
  Accounts payable                                                     1,342                 123
  Payroll liabilities                                                    232                   -
                                                                    --------             -------
Cash used in operating activities                                     (7,103)             (2,953)

Investing activities
Purchases of marketable securities                                      (496)                  -
Proceeds from marketable securities matured and sold                   2,373                   -
Purchases of property & equipment                                       (107)                (18)
Acquisition of Celtrix Pharmaceuticals, Inc.                           3,613                   -
                                                                    --------             -------
Cash provided by (used in) investing activities                        5,383                 (18)
                                                                    --------             -------

Financing activities
Proceeds from issuance of common stock                                36,476                   1
Repayment of notes receivable from stock sale                             66                   -
                                                                    --------             -------
Cash provided by financing activities                                 36,542                   1
                                                                    --------             -------

Increase (decrease) in cash and cash equivalents                      34,822              (2,970)
Cash and cash equivalents at beginning of period                         317              11,677
                                                                    --------             -------
Cash and cash equivalents at end of period                          $ 35,139             $ 8,707
                                                                    ========             =======

See accompanying notes.

                              Insmed Incorporated
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year contained in the Company's Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission and mailed to stockholders on May 4, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

     From the Company's inception in 1988 until 1999, the company was a development stage enterprise devoted primarily to raising capital, recruiting personnel, identifying and acquiring drugs for further research and development, and conducting preclinical and clinical development of its product candidate. During 2000, the company recruited key management positions, completed its acquisition of Celtrix Pharmaceuticals, Inc., completed a $34.5 million equity financing, closed a license agreement with Taisho Pharmaceutical, Co., Ltd and accordingly, is no longer considered a development stage enterprise for accounting purposes.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   Acquisition of Celtrix Pharmaceuticals

     In November 1999, Insmed Pharmaceuticals, Inc. ("Insmed Pharmaceuticals") entered into an agreement to acquire Celtrix Pharmaceuticals, Inc. ("Celtrix"). The transaction closed on May 31, 2000. At closing:

     . Celtrix and Insmed Pharmaceuticals became wholly-owned subsidiaries of the Company.

     . Each common share of Celtrix was exchanged for one share of the Company's common stock.

     . The liquidation preference per share ($1,000 per share) plus accrued but unpaid dividends of Celtrix Series A Preferred Stock was convertible into Celtrix common stock at a price per share of $2.006. The holders of Celtrix Series A Preferred Stock received shares of the Company's common stock on an as-converted basis.

     . Each preferred and common share of Insmed Pharmaceuticals was exchanged for three and one-half shares of the Company's common stock.

     . All options and warrants outstanding at the time of the transaction converted into options and warrants of the Company.

Insmed Pharmaceuticals' management and board of directors became the management and board of directors of the Company.

     The purchase method of accounting was used to account for the transaction. Aggregate consideration of $71.7 million, which includes $2.1 million in transaction costs incurred by the Company, was allocated to cash ($5.4 million), equipment and other assets ($427,000), accounts payable ($1.2 million), in process research and development ($54.4 million), and goodwill ($12.7 million). Goodwill is being amortized on a straight-line basis over twenty years.

     The purchase price allocation is preliminary and will be finalized upon the completion of the valuation of acquired in process research and development.
The results of operations for Celtrix for the month of June 2000 are included in the accompanying condensed consolidated statement of operations of the Company.

     Pro forma condensed consolidated statements of operations for the six months ended June 30, 2000 and 1999 are included below. These statements give effect to the acquisition of Celtrix by Insmed Pharmaceuticals and related transactions as if such transactions had occurred on January 1, 1999. These statements include the results of operations for Insmed Incorporated and Celtrix for the periods presented.

                                                             For the Six Months Ended June 30,
                                                          ---------------------------------------
                                                                2000                  1999
                                                          ---------------------------------------
Total revenues                                                $    218            $    484

Operating expenses:
  Research and development                                       7,228              11,281
  General and administrative                                     5,307               1,994
  Purchased research and development                            54,433                   -
  Non-cash stock compensation                                    3,564                   -
                                                              --------            --------
  Total operating expenses                                      70,532              13,275
                                                              --------            --------

Operating loss                                                 (70,314)            (12,791)

Amortization of goodwill                                          (318)               (318)
Interest income                                                    293                 246
Proceeds from settlement agreement                                   -                 600
                                                              --------            --------
Net loss                                                       (70,339)           $ 12,263
                                                              ========            ========

Net loss per share - basic and diluted                        $  (2.60)           $  (0.51)
                                                              ========            ========
Shares used in computing basic and
 Diluted net loss per share                                     27,039              24,235
                                                              ========            ========

3.   Issuance of Equity

     On May 31, 2000 Insmed Pharmaceuticals sold 4,928,593 shares of its common stock and warrants to purchase 1,725,336 shares of common stock of Insmed Incorporated for $34.5 million. The warrants are exercisable for five years at a price of $9.00.

4.   Corporate Collaboration

     On July 10, 2000, the Company signed a definitive agreement with Taisho Pharmaceutical Co., Ltd. ("Taisho") for the development and commercialization in Japan and other Asian countries of the Company's lead compound, INS-1, for the treatment of Type 2 diabetes and Polycystic Ovary Syndrome. The collaboration includes license fees and payment of certain development and regulatory milestones. Taisho will fund 20% of the development costs of INS-1 in the United States and the Company will receive royalties on product sales in Japan and other Asian Countries.

5.   Reverse Stock Split

     On July 28, 2000, our shareholders approved a one for four reverse stock split. Such split was effective at the close of business on July 28, 2000, and shares of Company common stock began trading on the post split basis at the opening of the Nasdaq on July 31, 2000. Stockholders' equity has been restated to give retroactive recognition to the reverse stock split. In addition, all references in the financial statements to number of shares and per share amounts have been restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the financial statements and notes thereto in the joint proxy statement/ prospectus dated May 4, 2000.

Overview

     Insmed Incorporated is a biopharmaceutical company developing drugs to treat endocrine and metabolic diseases and disorders. We have two lead drug candidates - INS-1 and SomatoKine(R). We are actively developing these drugs to treat diabetes, Polycystic Ovary Syndrome (commonly known as PCOS) and recovery from osteoporotic hip fracture.

Results of Operations

     For the three and six month periods ended June 30, 2000, we recorded a net loss of $55.5 million and $66.8 million, respectively. The largest component of the net loss relates to a one-time, non-cash charge of $54.4 million to write-off purchased research and development resulting from the acquisition of Celtrix.

     In the first quarter of 2000, the Company recognized an $8.4 million non-cash charge for stock compensation. Approximately $4.8 million of this charge was reversed in the second quarter of 2000. The major component of these non-cash charges relate to stock options exercised with a non-recourse note. Generally accepted accounting principles require that compensation be recognized in the financial statements based on the difference between the current market price of the underlying stock and the market price utilized in the previous reporting period. We used the sale of stock to Taisho on March 28, 2000, to determine the amount of the charge in the first quarter (as the Company's common stock was not publicly traded and thus had no readily available market price at the time). The quoted market price of $13.00 per share on June 30, 2000, was utilized to determine the amount of the credit in the second quarter. The non-recourse note to which the majority of the charge relates was repaid on June 30, 2000.

     Revenues for the current and prior periods relate to grants under the Small Business Innovation Research Program (SBIR).

     Research and development expenses increased 219% to $4.2 million and 148% to $6.7 million for the three- and six-month periods ended June 30, 2000 respectively over the same periods in the prior year. The increases resulted primarily from a higher level of clinical trial expenses, contract manufacturing, and salaries. Expenses related to clinical site trial grants, contract research organizations and other clinical trial expenses increased 470% over the three months ended June 30, 1999 and 267% over the six months ended June 30, 1999. Expenditures to manufacture INS-1 clinical trial material have more than tripled over the prior three- and six month periods ended June 30, 1999 and, since June 1999, we have hired eight people, the majority of which are involved in clinical development.

     General and administrative expenses increased 201% from $579,000 to $1.7 million and increased 153% from $957,000 to $2.4 million for the three and six month periods ended June 30, 2000, respectively. Salaries and benefits account for the majority of the increase. We have increased our general and administrative staff to prepare for public status and to manage our growing portfolio of intellectual property. Legal fees were also incurred to finalize the license agreement with Taisho and other corporate matters, and we incurred fees to develop our new web site and other investor materials.

     As of June 30, 2000, cash and cash equivalents increased $34.8 million from December 31, 1999. The issuance of equity securities produced net proceeds of $36.5 million and the acquisition of Celtrix provided an additional $5.4 million of cash. In addition, approximately $12.7 million of goodwill was recorded as a result of the Celtrix acquisition. Current liabilities increased from $834,000 at December 31, 1999 to $3.7 million at June 30, 2000. The increase was caused primarily by clinical trial costs, professional services related to the purchase of Celtrix, and INS-1 clinical trial material. Stockholders' equity increased $43.4 million as a result of the acquisition of Celtrix, the issuance of equity securities and option exercises. The accumulated deficit increased primarily because of the $54.4 million non-cash charge for the purchased research and development acquired from Celtrix.

Liquidity and Capital Resources

     In March 2000, when we signed a letter of intent with Taisho to develop and commercialize INS-1 in Japan and other Asian countries, we sold 93,413 shares of common stock to Taisho. In addition, in May 2000 we sold 4,928,593 shares of common stock and warrants to purchase an additional 1,725,336 shares of common stock for an aggregate consideration of $34.5 million. The warrants are exercisable for five years at a price of $9.00.

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

     At June 30, 2000, our cash and investments were approximately $37.6 million and were invested in money market instruments and investment grade corporate debt.

Forward Looking Statements

     Statements included within this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, may constitute forward-looking statements for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements regarding expected financial position, results of operations, cash flows, dividends, financing plans, business strategies, operating efficiencies or synergies, budgets, capital and other expenditures, competitive positions, growth opportunities for existing or proposed products or services, plans and objectives of management, demand for new pharmaceutical products, market trends in the pharmaceutical business, inflation and various economic and business trends. Such forward-looking statements are subject to numerous risks and uncertainties, including risks that product candidates may fail in the clinic or may not be successfully marketed, the Company may lack financial resources to complete development of product candidates, competing products may be more successful, demand for new pharmaceutical products may decrease, the biopharmaceutical industry may experience negative market trends and other risks detailed from time to time in the Registrant's filings with the Securities and Exchange Commission. As a result of these and other risks and uncertainties, actual results may differ materially from those described in the discussion above.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Insmed Incorporated invests its excess cash in investment grade, interest-bearing securities. At June 30, 2000, the Company had $2.4 million invested in fixed rate securities. These investments in fixed rate securities are subject to interest rate and credit risk. The Company's policy of investing in highly rated securities whose maturities at June 30, 2000, are all less than one year minimizes the risk associated with its investment in fixed rate securities. While a hypothetical decrease in market interest rates by 10 percent from the June 30, 2000, levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      At a special meeting held on May 30, 2000, the shareholders of Insmed Pharmaceuticals, Inc. approved the Amended and Restated Agreement and Plan of Reorganization, including the related plan of exchange, dated as of February 9, 2000, by and among Insmed Pharmaceuticals, Inc., Celtrix Pharmaceuticals, Inc. and Insmed Incorporated. The results of the vote were as follows:


                                           Total Shares                Shares Voted
        Class of Shares                (as of record date)     For        Against     Abstain
      --------------------------------------------------------------------------------------------
        Series A Preferred Stock               6,144,599     4,974,633         0           0
        Series B Preferred Stock               3,581,761     3,011,561         0           0
        Common Stock                           4,241,442     3,721,895     3,999         464

ITEM 5.  OTHER INFORMATION

      The registrant's stock became registered under the Securities Exchange Act of 1934 on June 1, 2000. On August 8, 2000 our common stock moved from being listed on The Nasdaq SmallCap Market to being listed on the Nasdaq National Market. Our symbol is "INSMD" through Friday, August 25, 2000. On Monday, August 28, 2000, the symbol will revert back to "INSM."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           27.  Financial Data Schedule

      (b)  Reports on Form 8-K

           1. Current Report on Form 8-K, dated May 31, 2000, filed under Item 5 with the Securities and Exchange Commission (the "Commission") on June 1, 2000, attaching a press release issued by Insmed Pharmaceuticals regarding, among other matters, completion of the reorganizations of Insmed Pharmaceuticals and Celtrix into wholly owned subsidiaries of the Company.

           2. Current Report on Form 8-K, dated May 31, 2000, filed with the Commission on June 15, 2000, reporting, under Item 2, the acquisition by the Company of Celtrix.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INSMED INCORPORATED
                                    (Registrant)



Date: August 14, 2000               By: /s/ Michael D. Baer
                                        _______________________________
                                        Michael D. Baer
                                        Chief Financial Officer
                                        (Principal Accounting and Financial
                                        Officer and Duly Authorized Officer)