Form 10-Q
period 2000-09-30
INSMED INC
filed 2000-11-14
CIK 1104506

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                                  (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                               ----------------

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

                             800 East Leigh Street
                           Richmond, Virginia 23219
                                (804) 828-6893
                   (Address of principal executive offices
         including zip code and telephone number including area code)

     Indicate by check X mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

     Yes: X   No __
          -

     As of November 9, 2000, there were 32,655,522 shares of Insmed Incorporated's common stock outstanding.

                              INSMED INCORPORATED
                                     INDEX

                               REPORT: FORM 10-Q

                         PART I. FINANCIAL INFORMATION

     ITEM 1 - Financial Statements and Notes.........................................      3
     ITEM 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations...........................................................     10
     ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.............     16

                          PART II.   OTHER INFORMATION

      Item 1. Legal Proceedings......................................................     17
      Item 2. Changes in Securities and Use of Proceeds..............................     17
      Item 3. Defaults Upon Senior Securities........................................     18
      Item 4. Submission of Matters to Vote of Security Holders......................     18
      Item 5. Other Information......................................................     19
      Item 6. Exhibits and Reports on Form 8-K.......................................     19

     SIGNATURE.......................................................................     20

                        PART I - FINANCIAL INFORMATION

                    ITEM 1 - FINANCIAL STATEMENTS AND NOTES


                              INSMED INCORPORATED
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                      September 30,             December 31,
                                                         2000                      1999
                                                     --------------            -------------
                                                      (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                $ 29,374                 $    317
  Marketable securities                                         499                    4,318
  Due from Taisho Pharmaceutical Co., Ltd.                    1,123                        -
  Other current assets                                          409                       43
                                                      -------------            -------------
  Total current assets                                       31,405                    4,678

Property and equipment, net                                   1,702                      242
Goodwill, net                                                16,429                        -
Deferred offering costs                                         363                        -
Other assets                                                    251                      376
                                                      -------------            -------------


Total assets                                               $ 50,150                 $  5,296
                                                      =============            =============


Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                         $  4,632                 $    723
  Payroll liabilities                                           687                      111
  Deferred revenue                                              143                        -
                                                      -------------            -------------
  Total current liabilities                                   5,462                      834

Deferred revenue                                              1,833                        -

Stockholders' equity:
  Series A Convertible Participating                              -                       61
Preferred Stock
  Series B Convertible Preferred Stock                            -                       36
  Common stock                                                  271                       39
  Additional capital                                        137,332                   27,181
  Notes receivable from stock sales                               -                      (64)
  Accumulated deficit                                       (94,742)                 (22,780)
  Accumulated other comprehensive loss                           (6)                     (11)
                                                      -------------            -------------
  Total stockholders' equity                                 42,855                    4,462
                                                      -------------            -------------


Total liabilities and stockholders' equity                 $ 50,150                 $  5,296
                                                      =============            =============

See accompanying notes.

                              INSMED INCORPORATED
                Condensed Consolidated Statements of Operations
               (in thousands, except per share data - unaudited)

                                            Three Months Ended                   Nine Months Ended
                                               September 30,                       September 30,
                                      ------------------------------    --------------------------------
                                         2000              1999              2000              1999
                                      ------------    --------------    --------------    --------------
Revenues                                   $    53           $   172          $    143           $   576

Operating expenses:
  Research and development                   7,919             1,961            14,608             4,603
  General and administrative                 1,678               439             4,103             1,457
  Purchased research and
  development                               (3,999)                -            50,434                 -
  Non-cash stock compensation                    -                 -             3,564                 -
                                    --------------    --------------    --------------    --------------
  Total operating expenses                   5,598             2,400            72,709             6,060
                                    --------------    --------------    --------------    --------------

Operating loss                              (5,545)           (2,228)          (72,566)           (5,484)

Interest income                                598                53               804               262
                                    --------------    --------------    --------------    --------------

Loss before income taxes                    (4,947)           (2,175)          (71,762)           (5,222)

Income tax expense                             200                 -               200                 -
                                    --------------    --------------    --------------    --------------
Net loss                                   $(5,147)          $(2,175)         $(71,962)          $(5,222)
                                    ==============    ==============    ==============    ==============



Basic and diluted net loss per             $ (0.19)          $ (0.69)         $  (5.10)          $ (1.66)
 share
                                    ==============    ==============    ==============    ==============

Shares used in computing basic
  and diluted net loss per share            27,089             3,151            14,110             3,144
                                    ==============    ==============    ==============    ==============


See accompanying notes.

                              INSMED INCORPORATED
                Condensed Consolidated Statements of Cash Flows
                          (in thousands - unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                               --------------------
                                                                 2000        1999
                                                               --------     -------
Operating activities
Net loss                                                        (71,962)     (5,222)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                      434          55
 Issuance of stock for services                                     541           -
 Interest accrued on note receivable from stock sales                (2)         (2)
 Non-cash stock compensation                                      3,564           -
 Purchased research and development                              50,434           -
 Changes in operating assets and liabilities:
  Due from Taisho Pharmaceutical Co., Ltd.                       (1,123)          -
  Prepaid expenses and other current assets                        (333)        (34)
  Other assets                                                     (614)        (97)
  Accounts payable and other liabilities                          2,624         215
  Payroll liabilities                                               576           -
  Deferred revenue                                                1,976           -
                                                              ---------   ----------
Cash used in operating activities                               (13,885)     (5,085)
                                                              ---------   ----------

Investing activities
Purchases of marketable securities                                 (496)     (4,321)
Proceeds from marketable securities matured and sold              4,320           -
Purchases of property and equipment                              (1,222)        (72)
Acquisition of Celtrix Pharmaceuticals, Inc.                      3,613
                                                              ---------   ----------
Cash provided by (used) in investing activities                   6,215      (4,393)
                                                              ---------   ----------
Financing activities
Proceeds from issuance of common stock                           36,661          14
Repayment of notes receivable from stock sale                        66           -
                                                              ---------   ----------
Cash provided by financing activities                            36,727          14
                                                              ---------   ----------

Increase (decrease) in cash and cash equivalents                 29,057      (9,464)
Cash and cash equivalents at beginning of period                    317      11,677
                                                              ---------   ----------

Cash and cash equivalents at end of period                       29,374       2,213
                                                              =========   ==========


See accompanying notes.

                              Insmed Incorporated
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


     1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission (the "Commission") regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year contained in the joint proxy statement/prospectus of Insmed Pharmaceuticals, Inc. ("Insmed Pharmaceuticals") and Celtrix Pharmaceuticals, Inc. ("Celtrix"), dated as of May 4, 2000, included in the Registration Statement on Form S-4, dated as of February 10, 2000, as amended (Commission File No. 333-30098), of Insmed Incorporated (herinafter referred to as "Insmed," the "Company" or the "Registrant"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

     From it's inception in 1988 until 1999, the Company was a development stage enterprise devoted primarily to raising capital, recruiting personnel, identifying and acquiring drugs for further research and development, and conducting preclinical and clinical development of its product candidate. During 2000, the Company recruited key management positions, completed its acquisition of Celtrix Pharmaceuticals, Inc., completed a $34.5 million equity financing, closed a license agreement with Taisho Pharmaceutical, Co., Ltd and, accordingly, is no longer considered a development stage enterprise for accounting purposes.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain December 31, 1999 amounts have been reclassified to conform to the September 30, 2000 presentation.

     2.   Acquisition of Celtrix

     In November 1999, Insmed Pharmaceuticals entered into an agreement to acquire Celtrix. The transaction closed on May 31, 2000. At closing, the following events occurred (without giving effect to the reverse split discussed in note 5):

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

          . All options and warrants exercisable or convertible into shares of common stock of Insmed Pharmaceuticals or Celtrix and outstanding at the time of the transaction were converted into options and warrants of the Company.

     The purchase method of accounting was used to account for the transaction. Aggregate consideration of $71.7 million, which includes $2.1 million in transaction costs incurred by the Company, was allocated to cash ($5.4 million), equipment and other assets ($427,000), accounts payable ($1.2 million), in process research and development ($50.4 million), and goodwill ($16.7 million). Goodwill is being amortized on a straight-line basis over twenty years.

     When the June 30, 2000 financial statements were prepared, purchased research and development in connection with the acquisition of Celtrix was estimated to be $54.4 million. On September 15, 2000, an independent third-party appraisal company completed the valuation of acquired in-process research and development, and the value assigned to purchased research and development was approximately $50.4 million. Accordingly, we reduced the related purchased research and development expense by approximately $4.0 million in our third quarter financial statements and correspondingly increased goodwill by the same amount.

     Pro forma condensed consolidated statements of operations for the nine months ended September 30, 2000 and 1999 are included below. These statements give effect to the acquisition of Celtrix by Insmed Pharmaceuticals and related transactions as if such transactions had occurred on January 1, 1999. These statements include the results of operations for Insmed Incorporated and Celtrix for the periods presented.


                                                         For the Nine
                                                            Months
                                                       Ended September 30,
                                             ---------------------------------
                                                    2000             1999
                                                -----------       ------------

Total revenues                                     $    271           $    718

Operating expenses:
  Research and development                           15,494             13,976
  General and administrative                          7,038              2,921
  Purchased research and development                 50,434                  -
  Non-cash stock compensation                         3,564                  -
                                                -----------       ------------
  Total operating expenses                           76,530             16,897
                                                -----------       ------------


Operating loss                                      (76,259)           (16,179)

Interest income                                         891                326
Proceeds from settlement agreement                        -                600
                                                -----------       ------------

Loss before income tax expense                      (75,368)           (15,253)

Income tax expense                                      200                  -
                                                -----------       ------------
Net loss                                           $(75,568)          $(15,253)
                                                ===========       ============


Net loss per share - basic and diluted             $  (2.78)          $  (0.63)
                                                ===========       ============

Shares used in computing basic and
 Diluted net loss per share                          27,148             24,265
                                                ===========       ============

     3.   Issuance of Equity

     In November 2000, we closed the sale of 7,475,000 shares of our common stock at $11.875 per share in a public offering, including 1,975,000 shares that were sold by certain selling shareholders. We estimate net proceedds from our sale of 5,500,000 shares will be approximately $60.8 million after deducting underwriting discounts and commissions and estimated ooffering expenses payable by us.

     On May 31, 2000 Insmed Pharmaceuticals sold 4,928,585 shares of its common stock and warrants to purchase 1,725,330 shares of common stock of Insmed Incorporated for $34.5 million. The warrants are exercisable for five years at a price of $9.00.


     4.   Corporate Collaboration

     On July 10, 2000, we signed a definitive agreement with Taisho Pharmaceutical Co., Ltd. ("Taisho") for the development and commercialization in Japan and other Asian countries of our lead compound, INS-1, for the treatment of type 2 diabetes and polycystic ovary syndrome. The collaboration includes license fees and payment of certain development and regulatory milestones as well as a completed equity investment of $3 million. Taisho will fund 20% of the development costs of INS-1 in the United States and the Company will receive royalties on product sales in Japan and other Asian countries.


     5.   Reverse Stock Split

     On July 28, 2000, our shareholders approved a one-for-four reverse stock split. The split was effective at the close of business on July 28, 2000, and shares of our common stock began trading on the post-split basis at the opening of the Nasdaq on July 31, 2000. Stockholders' equity has been restated to give retroactive recognition to the reverse stock split. In addition, all references in the financial statements to number of shares and per share amounts have been restated.

     6.   Impact of Recently Issued Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133," which is required to be adopted in years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of SFAS No. 133," which addresses the application of a limited number of Statement 133 issues. The Company plans to adopt this pronouncement effective January 1, 2001. Management does not anticipate that the adoption of Statement 133 will have a material effect on the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Securities and Exchange Commission issued SAB 101B in June 2000 that further delays the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Thus, the Company will adopt SAB 101 in the fourth quarter of 2000. The Company is currently assessing the impact, if any, that SAB 101 may have on the Company's consolidated financial statements.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I -
     Item 1 of this Quarterly Report and the financial statements and notes thereto in the joint proxy statement / prospectus dated May 4, 2000.

     Overview

     We discover and develop pharmaceutical products for the treatment of metabolic and endocrine diseases associated with insulin resistance. Insmed has two lead drug candidates -- INS-1 and SomatoKine(R). We are actively developing these drugs to treat diabetes, polycystic ovary syndrome (commonly known as PCOS) and recovery from osteroporotic hip fracture.


     We have not been profitable and have accumulated a deficit of approximately $94.7 million through September 30, 2000. We expect to incur significant additional losses for at least the next several years and until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to product candidates will continue to increase. We expect manufacturing, sales and marketing costs will increase as we prepare for the commercialization of our products.

     Results of Operations

     For the three and nine-month periods ended September 30, 2000, we recorded a net loss of $5.1 million and $72.0 million, respectively. The largest component of the net loss relates to a one-time, non-cash charge of $50.4 million to write-off purchased research and development resulting from the acquisition of Celtrix.

     When we prepared our June 30, 2000 financial statements, research and development purchased in the acquisition of Celtrix was estimated to be approximately $54.4 million. On September 15, 2000, the valuation of acquired in-process research and development was completed by an independent third-party appraisal company, and the value assigned to the purchased research and development was approximately $50.4 million. Accordingly, we reduced the related purchased research and development expense by approximately $4.0 million in our third quarter financial statements and correspondingly increased goodwill by the same amount.

     In the first quarter of 2000, we recognized an $8.4 million non-cash charge for stock compensation. Approximately $4.8 million of this charge was reversed in the second quarter of 2000. The major component of this non-cash charge relates to stock options exercised with a non-recourse note. Generally accepted accounting principles require that compensation be recognized in the financial statements based on the difference between the current market price of the underlying stock and the market price utilized in the previous reporting period. We used the sale of stock to Taisho on March 28, 2000, to determine the amount of the charge in the first quarter, as we had no quotable market price at the time. The quoted market price of $13.00 per share on June 30, 2000 was utilized to determine the amount of the credit in the second quarter. The non-recourse note to which the majority of the charge relates was repaid on June 30, 2000; accordingly, there was no charge for the third quarter.

     Revenues for the current and prior periods relate to grants under the Small Business Innovation Research Program (SBIR). Beginning in August, we began to amortize the initial license fee received from Taisho into revenue. The life of the related license agreement is being utilized as the amortization period.

     Research and development expenses increased $6.0 million from $2.0 million to $8.0 million for the three months ended September 30, 2000, and increased $10.0 million from $4.6 million to 14.6 million for the nine months ended September 30, 2000, in each case, as a result of increased clinical trial activity. INS-1 expenses for contract research organizations, site grants, monitoring, and other trial related costs have increased approximately $3.6 million during the nine months ended September 30, 2000 over the same nine-month period in the prior year. Contract manufacturing costs for INS-1 to supply drug to the trials have increased $1.4 million during the nine months ended September 30, 2000 over the same nine-month period in the prior year. We have also incurred clinical and contract manufacturing costs of approximately $3.7 million related to the development of SomatoKine, the compound we acquired from Celtrix.

     General and administrative expenses increased $1.2 million from $400,000 to $1.6 million for the three months ended September 30, 2000 and increased $2.6 million from $1.5 million to 4.1 million for the nine-month period ended September 30, 2000. Salaries and benefits account for the majority of the increase. We increased our general and administrative staff to adapt to our public status and to manage our growing portfolio of intellectual property. Legal fees were also incurred to finalize the license agreement with Taisho, transition the SomatoKine patent estate and other general corporate matters, and we incurred fees to develop our new web site and other investor materials.

     As of September 30, 2000, cash, cash equivalents and marketable securities have increased $25.2 million from December 31, 1999. The issuance of equity securities produced net proceeds of $36.5 million and the acquisition of Celtrix provided an additional $5.4 million of cash. We have also recorded net receivables of $1.1 million from Taisho for its portion of certain INS-1 development activities. As of September 30, 2000, we have recorded $363,000 in costs related to our public stock offering which closed in November 2000. In addition, approximately $16.7 million of goodwill was recorded as a result of the Celtrix acquisition.

     Accounts payable increased $3.9 million during the nine-month period ending September 30, 2000 over the same nine-month period in the prior year as a result of the increased clinical and manufacturing activity and payroll liabilities increased as a result of additional personnel and potential bonus payouts. We have also recorded deferred revenue in the September 30, 2000 balance sheet for the initial license fee by Taisho, which is being amortized into revenue over the life the agreement. Stockholders' equity increased $38.4 million as a result of the acquisition of Celtrix, the issuance of equity securities and option exercises. The largest component of the increase in the accumulated deficit is the $50.4 million non-cash charge for the purchased research and development acquired from Celtrix.

     Liquidity and Capital Resources

     At September 30, 2000, our cash and investments approximated $29.9 million and were invested in money market instruments and investment grade corporate debt. During the first six months of the year, we completed two equity financings. In March 2000 we sold Taisho 93,413 shares of our common stock. In May 2000 we sold to a group of investors 4,928,585 shares of common stock together with warrants to purchase an additional 1,725,330 shares of common stock. The warrants are exercisable for five years at a price of $9.00 per share. We received aggregate net proceeds of $36.5 million from these two offerings.

     In addition, on November 1, 2000, in a public offering we sold 5,500,000 shares of common stock that generated net proceeds of $60.8 million. We believe that our current cash position together with our net proceeds from this offering will be sufficient to fund our operations for about two years.

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

     Impact of Year 2000

     We replaced and upgraded much of our information technology in the normal course of business during 1999. Year 2000 failures have not had, and we do not believe they will have, a material adverse impact on our Company. The incremental costs of the project were not significant.

     Recent Developments

     In November 2000, we closed the sale of 7,475,000 shares of our common stock at $11.875 per share in a public offering, including 1,975,000 shares that were sold by certain selling shareholders. We estimate net proceeds from our sale of 5,500,000 shares will be approximately $60.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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


     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Insmed invests its excess cash in investment grade, interest-bearing securities. At September 30, 2000, Insmed had $499,000 invested in fixed rate securities. Insmed's investments in fixed rate securities are subject to interest rate and credit risk. Insmed's policy of investing in highly rated securities whose maturities at September 30, 2000 are all less than one year minimizes the risk associated with its investment in fixed rate securities. While a hypothetical decrease in market interest rates by 10 percent from the September 30, 2000 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

                                    PART II
                               OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

        None.

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a) On July 28, 2000, at a special meeting, our shareholders adopted an amendment to our Articles of Incorporation, as amended, which effected a one-for-four reverse stock split of our then issued and outstanding common stock. The amendment is attached as Exhibit 3.1 to this report and this description is qualified in its entirety by reference to that amendment.

          (b)  None.

          (c) In September 2000, we sold 30,000 shares of our common stock to Ms. Wen-Chen Yuan at a purchase price of $2.20 per share, or $66,000 in the aggregate. This sale was executed in satisfaction of warrants that Ms. Yuan held for Celtrix common stock which were inadvertently not converted to Insmed common stock pursuant to the terms of the May 2000 reorganization of Insmed, Celtrix and Insmed Pharmaceuticals. These securities were offered and sold in reliance on exemptions from the Securities Act of 1933 registration requirements set forth in Rule 504 under the Securities Act, and in the alternative, under Section 4(2) of the Securities Act.

          (d) Insmed closed the sale of 7,475,000 shares of common stock on November 1 and 9, 2000, including 1,975,000 shares sold by certain selling shareholders. The shares were registered on a registration statement on Form S-1, as amended (Commission File No. 333-46552), and a registration statement on Form S-1 (Commission File No. 333-48732) filed pursuant to Rule 462(b) promulgated under the Securities Act. The registration statement became effective on October 26, 2000. Robertson Stephens, Inc. acted as lead manager of the underwriting with Banc of America Securities LLC and Prudential Securities, Inc. serving as co-managers.

          Insmed registered a total of 7,475,000 shares in connection with the offering. The aggregate price of the offering amount registered was $88,765,625 of which $65,312,500 was for the Company and $23,453,125 was for the account of the selling shareholders. On November 1, 2000, the Company sold 5,500,000 shares and the selling shareholders sold 1,000,000 shares of our common stock. The aggregate offering price of the securities sold on November 1, 2000 by the Company and the selling shareholders before deducting underwriting discounts and commissions was $65,312,500 for the Company and $11,875,000 for the account of the selling shareholders. On November 9, 2000, the selling shareholders sold 975,000 additional shares of our common stock pursuant to the underwriters' full exercise of their over-allotment option. The aggreate offering price of these securities sold for the account of the selling shareholders, before deducting underwriting discounts and commissions, was $11,578,125.

          In connection with this public offering, the Company incurred expenses in the form of underwriting discounts and commissions of $3,918,750 and estimates paying an additional $575,000 in costs and expenses. We estimate that our net proceeds from the sale of 5,500,000 shares of our common stock will be approximately $60.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We will not receive any of the proceeds from the sales of shares of common stock by the selling shareholders.

          The offering terminated November 9, 2000 upon the underwriters' exercise of their over-allotment option to purchase up to an additional 975,000 shares of common stock from the selling shareholders. We did not receive any of the proceeds from these sales, and will make no further sales in this offering.

          We expect to use our net proceeds of this offering to fund our development of INS-1 and SomatoKine, and for working capital, capital expenditures and general corporate purposes. Although we may use a portion of the net proceeds to acquire businesses, products or technologies that are complementary to our business, we have no specific acquisitions planned. Pending these uses, we plan to invest the net proceeds in investment grade, interest-bearing securities.

          All of the payments described above were direct or indirect payments to entities or persons other than directors, officers or greater than 10% owners of any equity securities of Insmed.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

     ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        At a special meeting held on July 28, 2000, the shareholders of Insmed Incorporated approved an amendment to our Articles of Incorporation, as amended, to effect a one-for-four reverse stock split of the issued and outstanding shares of our common stock, par value $0.01 per share. The results of the vote were as follows:

                                  Total Shares               Shares Voted
         Class of Shares      (as of record date) For     Against    Abstain
      --------------------------------------------------------------------------
         Common Stock          108,127,568  93,583,881     991,242    88,786

     ITEM 5.  OTHER INFORMATION

        The registrant's stock was registered under the Securities Exchange Act of 1934 on June 1, 2000. On August 8, 2000 our common stock listing moved from The Nasdaq SmallCap Market to the Nasdaq National Market. Our symbol was "INSMD" from August 8 through Friday, August 25, 2000. On Monday, August 28, 2000, the symbol reverted back to our original symbol--"INSM."

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          3.1 Articles of Incorporation of the Company, as amended as of July 28, 2000.

          10.15 License Agreement, dated as of July 10, 2000, between Insmed Pharmaceuticals, Inc. and Taisho Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1 (Commission File No. 333-46552)).

          27.  Financial Data Schedule.

          (b)  Reports on Form 8-K

          Amendment to Current Report on Form 8-K/A, dated May 31, 2000, filed under Item 2 with the Commission on August 14, 2000, amending our Current Report on Form 8-K dated May 31, 2000, filed with the Commission on June 15, 2000 and including the required financial statements and pro forma financial information related to our acquisition of Celtrix. This report also attached under Item 5 a press release dated July 18, 2000 regarding the execution of an agreement with Taisho Pharmaceutical Co., Ltd. for development and commercialization of Insmed's lead compound in Japan and other Asian countries.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          INSMED INCORPORATED
                          (Registrant)



     Date: November 14, 2000            By:  /s/ Michael D. Baer
                                        _______________________________
                                        Michael D. Baer
                                        Chief Financial Officer
                                        (Principal Accounting and Financial
                                        Officer and Duly Authorized Officer)

          EXHIBIT INDEX

          Exhibit No.

          3.1 Articles of Incorporation of the Company, as amended as of July 28, 2000.

          27  Financial Data Schedule.