Form 10-Q
period 2001-03-31
INSMED INC
filed 2001-05-03
CIK 1104506

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                   (Mark One)

                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                 --------------

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

Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes: X   No
    ---    ---

As of April 30, 2001, the latest practicable date, there were 32,843,665 shares of Insmed Incorporated common stock outstanding.

                               INSMED INCORPORATED
                                      INDEX

                                REPORT: FORM 10-Q


                          PART I. FINANCIAL INFORMATION


ITEM 1   Financial Statements ...............................................3

ITEM 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..............................................7

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk .........9


                          PART II. OTHER INFORMATION

ITEM 1   Legal Proceedings ..................................................9
ITEM 2   Changes in Securities and Use of Proceeds ..........................9
ITEM 3   Defaults Upon Senior Securities ....................................9
ITEM 4   Submission of Matters to a Vote of Security Holders ................9
ITEM 5   Other Information ..................................................9
ITEM 6   Exhibits and Reports on Form 8-K ...................................9

SIGNATURE ..................................................................10

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS


                               INSMED INCORPORATED
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                               March 31,        December 31,
                                                                  2001             2000
                                                               ---------        ------------
                                                              (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                    $  72,121        $  71,628
  Marketable securities                                              300           11,455
  Due from Taisho Pharmaceutical Co., Ltd.                         2,760            1,228
  Other current assets                                               284              309
                                                               ---------        ---------
  Total current assets                                            75,465           84,620

Property and equipment, net                                        1,513            1,628
Goodwill, net                                                     16,011           16,220
Other assets                                                         250              250
                                                               ---------        ---------
Total assets                                                   $  93,239        $ 102,718
                                                               =========        =========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                             $   4,262        $   3,391
  Payroll liabilities                                                522              604
  Deferred revenue - current portion                                 143              143
                                                               ---------        ---------
  Total current liabilities                                        4,927            4,138

Deferred revenue                                                   1,762            1,798

Stockholders' equity:
  Common stock                                                       328              328
  Additional capital                                             198,954          198,930
  Accumulated deficit                                           (112,735)        (102,642)
  Accumulated other comprehensive income                               3              166
                                                               ---------        ---------
  Net stockholders' equity                                        86,550           96,782
                                                               ---------        ---------
Total liabilities and stockholders' equity                     $  93,239        $ 102,718
                                                               =========        =========

See accompanying note.

                              INSMED INCORPORATED
                Condensed Consolidated Statements of Operations
               (in thousands, except per share data - unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                     ---------------------------
                                                                         2001            2000
                                                                     -------------   ------------
Revenues                                                             $    100        $      -

Operating expenses:
  Research and development                                             10,359           2,351
  General and administrative                                            1,086             680
  Non-cash stock compensation                                               -           8,389
                                                                     --------        --------
  Total operating expenses                                             11,445          11,420
                                                                     --------        --------

Operating loss                                                        (11,345)        (11,420)

Interest income                                                         1,252             119
                                                                     --------        --------
Net loss                                                             $(10,093)       $(11,301)
                                                                     ========        ========

Basic and diluted net loss per share                                 $  (0.31)       $  (3.26)
                                                                     ========        ========

Shares used in computing basic and diluted net loss per share          32,820           3,469
                                                                     ========        ========

See accompanying note.

                               INSMED INCORPORATED
                      Consolidated Statements of Cash Flows
                           (in thousands - unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                                    2001           2000
                                                                ------------  -------------
Operating activities
Net loss                                                          $(10,093)        $(11,301)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                       147               22
    Amortization of goodwill                                           209                -
    Gain on sale of marketable securities                             (208)               5
    Issuance of stock for services                                       -              427
    Non-cash stock compensation                                          -            8,389
    Changes in operating assets and liabilities:
      Due from Taisho Pharmaceutical Co., Ltd.                      (1,532)               -
      Other assets                                                      25             (393)
      Accounts payable                                                 871              278
      Other liabilities                                               (118)              90
                                                                  --------         --------
Net cash used in operating activities                              (10,699)          (2,483)
                                                                  --------         --------

Investing activities
Purchases of marketable securities                                       -             (199)
Proceeds from marketable securities matured and sold                11,200            1,699
Purchases of property and equipment                                    (32)             (41)
                                                                  --------         --------
Net cash provided by investing activities                           11,168            1,459
                                                                  --------         --------

Financing activities
Proceeds from issuance of common stock                                  24            3,318
Repayment of notes receivable from stock sales                           -                4
                                                                  --------         --------
Net cash provided by financing activities                               24            3,322
                                                                  --------         --------

Increase in cash and cash equivalents                                  493            2,298
Cash and cash equivalents at beginning of period                    71,628              317
                                                                  --------         --------
Cash and cash equivalents at end of period                        $ 72,121         $  2,615
                                                                  ========         ========

See accompanying note.

                               Insmed Incorporated
               Note to Condensed Consolidated Financial Statements
                                   (Unaudited)


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the March 31, 2001 presentation.


Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000. The Company anticipates that the adoption of SFAS No. 133, as amended, will not have a significant effect on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and note thereto included in Part I - Item 1 of this Quarterly Report and the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

We discover and develop pharmaceutical products for the treatment of metabolic diseases and endocrine disorders associated with insulin resistance. Insmed has two lead drug candidates -- INS-1 and SomatoKine. We are actively developing these drugs to treat diabetes and polycystic ovary syndrome (commonly known as PCOS).

We have not been profitable and have accumulated a deficit of approximately $112.7 million through March 31, 2001. We expect to incur significant additional losses for at least the next several years and until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to product candidates will continue to increase. Manufacturing, sales and marketing costs will increase as we prepare for the commercialization of our products.

Results of Operations

For the three months ended March 31, 2001, we recorded a net loss of $10.1 million compared to a net loss of $11.3 million for the three months ended March 31, 2000.

Research and development expenses increased $8.0 million from $2.4 million for the three months ended March 31, 2000, as a result of increased development programs in progress for INS-1 and SomatoKine. During the three months ended March 31, 2001, we expended an aggregate of $7.1 million for external, clinical trial and manufacturing costs related to INS-1, and $2.5 million for SomatoKine.

General and administrative expenses increased to $1.1 million from $0.7 million for the three months ended March 31, 2000. We became a public company on June 1, 2000. Substantially all of the increase in general and administrative expenses is due to higher investor relations, legal and insurance costs associated with being a public company.

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

At March 31, 2001, cash, cash equivalents and marketable securities were $10.7 million less than at December 31, 2000, as funds were expended for operations.

We have an agreement with Taisho Pharmaceutical Co., Ltd. for the development and commercialization of INS-1 in Japan and other Asian countries. Under the terms of the agreement, Taisho will fund 20% of INS-1 development costs in North America and Europe. Amounts due from Taisho increased $1.5 million between December 31, 2000, and March 31, 2001, because Taisho's share of INS-1 development costs increased.

Liquidity and Capital Resources

At March 31, 2001, our cash, cash equivalents and marketable securities were approximately $72.4 million and were invested in money market instruments and investment grade corporate debt. Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations. We will need to raise substantial additional funds to continue development and commercialization of our products. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

Forward Looking Statements

Statements included within this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, may constitute forward-looking statements for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements regarding expected financial position, results of operations, cash flows, dividends, financing plans, business strategies, operating efficiencies or synergies, budgets, capital and other expenditures, competitive positions, growth opportunities for existing or proposed products or services, plans and objectives of management, demand for new pharmaceutical products, market trends in the pharmaceutical business, inflation and various economic and business trends. Such forward-looking statements are subject to numerous risks and uncertainties, including risks that product candidates may fail in the clinic or may not be successfully marketed, the Company may lack financial resources to complete development of product candidates, competing products may be more successful, demand for new pharmaceutical products may decrease, the biopharmaceutical industry may experience negative market trends and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. As a result of these and other risks and uncertainties, actual results may differ materially from those described in the discussion above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at March 31, 2001, had $72.4 million invested in money market instruments and investment grade corporate debt. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at March 31, 2001, are all less than one year minimizes such risks. In addition, while a hypothetical decrease in market interest rates of 10% from March 31, 2001 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.



                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

            10.15 Sublease, dated March 30, 2001, between Rhodia Inc. and Insmed Incorporated.

            10.16 Consent to Sublease, dated as of April 12, 2001, among A & W Virginia Corporation, as Landlord, Rhodia Inc., as Tenant, and Insmed Incorporated, as Subtenant.

(b)       Reports on Form 8-K

A report on Form 8-K, dated March 27, 2001, was filed to furnish copies of slides presented by our Chairman of the Board, President and Chief Executive Officer at the Banc of America Healthcare 2001 Conference.

A report on Form 8-K, dated March 20, 2001, was filed to furnish a copy of a press release announcing the results of a Phase II trial of SomatoKine in patients with Type 2 diabetes.

A report on Form 8-K, dated February 27, 2001, was filed to furnish a copy of a press release announcing the results of Phase II clinical trials of INS-1 in obese women with polycystic ovarian syndrome and in dyslipidemia in non-diabetic subjects, and to announce that we would host a conference call on February 28, 2001 to discuss these results.

A report on Form 8-K, dated January 4, 2001, was filed to furnish a copy of a press release announcing the results of a Phase II clinical trial of Type 2 diabetes patients treated with INS-1 in combination with sulfonylureas, and to announce that we would host a conference call on January 5, 2001 to discuss these results.




                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INSMED INCORPORATED
                                       (Registrant)



Date: May 3, 2001                      By: /s/ Michael D. Baer
                                       -----------------------------------------
                                       Michael D. Baer
                                       Chief Financial Officer
                                       (Principal Accounting and Financial
                                       Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.

   10.15 Sublease, dated March 30, 2001, between Rhodia Inc. and Insmed Incorporated.

   10.16 Consent to Sublease, dated as of April 12, 2001, among A & W Virginia Corporation, as Landlord, Rhodia Inc., as Tenant, and Insmed Incorporated, as Subtenant.