Form 10-Q
period 2001-06-30
INSMED INC
filed 2001-08-08
CIK 1104506

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-Q

                                   (Mark One)

                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                              --------------------

                                       OR
                       [ ]  TRANSITION REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 2001, the latest practicable date, there were 32,883,102 shares of Insmed Incorporated common stock outstanding.

                              INSMED INCORPORATED
                                     INDEX

                               REPORT: FORM 10-Q


                         PART I. FINANCIAL INFORMATION


ITEM 1    Financial Statements..............................................  3

ITEM 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  7

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk........  9

                          PART II.   OTHER INFORMATION

ITEM 1    Legal Proceedings................................................   9
ITEM 2    Changes in Securities and Use of Proceeds........................   9
ITEM 3    Defaults Upon Senior Securities..................................   9
ITEM 4    Submission of Matters to a Vote of Security Holders..............   9
ITEM 5    Other Information................................................  10
ITEM 6    Exhibits and Reports on Form 8-K.................................  10

SIGNATURE..................................................................  11

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS


                              INSMED INCORPORATED
                     Condensed Consolidated Balance Sheets
                                  (in thousands)


                                              June 30,       December 31,
                                                2001            2000
                                            -----------    ---------------
                                            (unaudited)

Assets
Current assets:
  Cash and cash equivalents                  $   66,860       $  71,628
  Marketable securities                              --          11,455
  Due from Taisho Pharmaceutical Co., Ltd.        1,264           1,228
  Other current assets                              775             309
                                             ----------       ---------
  Total current assets                           68,899          84,620

Property and equipment, net                       1,415           1,628
Goodwill, net                                    15,802          16,220
Other assets                                        250             250
                                             ----------       ---------
Total assets                                 $   86,366       $ 102,718
                                             ==========       =========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                           $    5,836       $   3,391
  Payroll liabilities                               757             604
  Deferred revenue - current portion                143             143
                                             ----------       ---------
  Total current liabilities                       6,736           4,138

Deferred revenue                                  1,726           1,798

Stockholders' equity:
  Common stock                                      329             328
  Additional capital                            199,103         198,930
  Accumulated deficit                          (121,528)       (102,642)
  Accumulated other comprehensive income             --             166
                                             ----------       ---------
  Net stockholders' equity                       77,904          96,782
                                             ----------       ---------
  Total liabilities and stockholders'
   equity                                    $   86,366       $ 102,718
                                             ==========       =========

See accompanying notes.

                              INSMED INCORPORATED
                Condensed Consolidated Statements of Operations
               (in thousands, except per share data - unaudited)


                                      Three Months Ended     Six Months Ended
                                           June 30,               June 30,
                                      ------------------    -------------------
                                        2001       2000        2001      2000
                                      ------------------    -------------------

Revenues                              $    69    $    --    $    169   $     90

Operating expenses:
  Research and development              8,171      4,248      18,530      6,689
  General and administrative            1,432      1,745       2,518      2,425
  Purchased research and
    development                            --     54,433          --     54,433
  Non-cash stock compensation              95     (4,825)         95      3,564
                                      -------   --------    --------   --------
  Total operating expenses              9,698     55,601      21,143     67,111
                                      -------   --------    --------   --------

Operating loss                         (9,629)   (55,601)    (20,974)   (67,021)

Interest income                           836         87       2,088        206
                                      -------   --------    --------   --------
Net loss                              $(8,793)  $(55,514)   $(18,886)  $(66,815)
                                      =======   ========    ========   ========

Basic and diluted net loss
  per share                           $ (0.27)  $  (4.77)   $  (0.58)  $  (8.85)
                                      =======   ========    ========   ========

Shares used in computing basic
  and diluted net loss per share       32,849     11,629      32,835      7,550
                                      =======   ========    ========   ========

See accompanying notes.

                              INSMED INCORPORATED
                     Consolidated Statements of Cash Flows
                           (in thousands - unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                        2001        2000
                                                       ------      ------

Operating activities
Net loss                                              $(18,886)   $(66,815)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                             299          62
  Amortization of goodwill                                 418          53
  (Gain) loss on sale of marketable securities            (211)          7
  Issuance of stock for services                            --         541
  Interest accrued on notes receivable from
    stock sales                                             --          (2)
  Non-cash stock compensation                               95       3,564
  Purchased research and development                        --      54,433
  Changes in operating assets and liabilities:
    Due from Taisho Pharmaceutical Co., Ltd.               (36)         --
    Other assets                                          (466)       (520)
    Accounts payable                                     2,445       1,342
    Other liabilities                                       81         232
                                                      --------    --------
Net cash used in operating activities                  (16,261)     (7,103)
                                                      --------    --------

Investing activities

Purchases of marketable securities                          --        (496)
Proceeds from marketable securities matured and sold    11,500       2,373
Purchases of property and equipment                        (86)       (107)
Acquisition of Celtrix Pharmaceuticals, Inc.                --       3,613
                                                      --------    --------
Net cash provided by investing activities               11,414       5,383
                                                      --------    --------
Financing activities
Proceeds from issuance of common stock                      79      36,476
Repayment of notes receivable from stock sales              --          66
                                                      --------    --------
Net cash provided by financing activities                   79      36,542
                                                      --------    --------
(Decrease) increase in cash and cash equivalents        (4,768)     34,822
Cash and cash equivalents at beginning of period        71,628         317
                                                      --------    --------
Cash and cash equivalents at end of period            $ 66,860    $ 35,139
                                                      ========    ========

See accompanying notes.

                              Insmed Incorporated
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the June 30, 2001 presentation.

Stockholder Rights Plan

On May 16, 2001, the Company's Board of Directors approved a stockholder rights agreement. Under the agreement each share of common stock has one right attached. The rights trade with the common stock unless they are separated upon the occurrence of certain future events. The rights are exercisable only if a person or group buys 15% or more of the Company's common stock, or announces a tender offer for 15% or more of the outstanding common stock. Each right will entitle a holder, other than the 15% acquirer, to buy one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at an exercise price of $35, subject to adjustment.

If a person or group acquires 15% or more of the common stock of the Company, each right would permit its holder to buy common stock of the Company having a market value equal to two times the exercise price of the right. In addition, if at any time after the rights become exercisable, the Company is acquired in a merger, or if there is a sale or transfer of 50% or more of its assets or earning power, each right would permit its holder to buy common stock of the acquiring company having a market value equal to two times the exercise price of the right.

The rights expire on May 16, 2011. The Board of Directors may redeem the rights before expiration, under certain circumstances, for $0.01 per right. Until the rights become exercisable, they have no effect on earnings per share.

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended, did not have a significant effect on the Company's consolidated financial statements.


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

Overview

We discover and develop pharmaceutical products for the treatment of type 2 diabetes and other metabolic and endocrine disorders associated with insulin resistance. Insmed has two lead drug candidates -- INS-1 and SomatoKine(R). We are actively developing these drugs to treat type 1 and type 2 diabetes and polycystic ovary syndrome (commonly known as PCOS).

We have not been profitable and have accumulated a deficit of approximately $121.5 million through June 30, 2001. We expect to incur significant additional losses for at least the next several years and until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to product candidates will continue to increase. Manufacturing, sales and marketing costs will increase as we prepare for the commercialization of our products.

Results of Operations

For the three and six month periods ended June 30, 2001, we recorded a net loss of $8.8 million and $18.9 million, respectively. A net loss of $55.5 million was reported for the three months ended June 30, 2000, and a net loss of $66.8 million was reported for the six months ended June 30, 2000. The largest component of the net loss for the period ended June 30, 2000 relates to a one-time, non-cash charge of $54.4 million to write-off purchased research and development resulting from the acquisition of Celtrix Pharmaceuticals, Inc.

Research and development expenses increased to $8.2 million from $4.2 million for the three months ended June 30, 2000, and to $18.5 million from $6.7 million for the six months ended

June 30, 2000. Both increases were caused by increased disbursements for INS-1 and SomatoKine development programs. During the six months ended June 30, 2001, we expended an aggregate of $11.1 million for external, clinical trial and manufacturing costs related to INS-1, and $5.5 million for SomatoKine.

General and administrative expenses declined to $1.5 million for the three-month period ended June 30, 2001 from $1.7 million for the three-month period ended June 30, 2000, and increased to $2.6 million for the six-month period ended June 30, 2001 from $2.4 million for the six-month period ended June 30, 2000. The decline in expenses in the second quarter was caused primarily by a reduction in consulting and legal costs. The increase in expenses for the six-month period was caused by higher investor relations, legal and insurance costs in the first quarter.

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

At June 30, 2001, cash, cash equivalents and marketable securities were $16.2 million less than at December 31, 2000, as funds were expended for operations.

Liquidity and Capital Resources

At June 30, 2001, our cash and cash equivalents were approximately $66.9 million and were invested in money market instruments and investment grade corporate debt. Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations. We will need to raise substantial additional funds to continue development and commercialization of our products. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at June 30, 2001, had $63.7 million invested in money market instruments and investment grade corporate debt. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at June 30, 2001, are all less than one year minimizes such risks.
In addition, while a hypothetical decrease in market interest rates of 10% from June 30, 2001 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.



                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

   None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information set forth in this Item 4 relates to matters submitted to a vote at the Annual Meeting of Shareholders of Insmed Incorporated on May 16, 2001. Of the 32,832,076 shares outstanding as of the record date, March 15, 2001, there were 25,740,593 shares or 78.4% of the total shares eligible to vote represented in person or by proxy. The following proposals were adopted by the margins indicated:

1. To elect Kenneth G. Condon and Steiner J. Engelsen, M.D., as directors to serve until the 2003 Annual Meeting of Shareholders and until their successors are elected.

      Nominee                    For         Against    Abstain     % Voted For

    Kenneth G. Condon          23,422,664       -      2,317,929       71.34%
    Steinar J. Engelsen, M.D.  25,442,784       -        297,809       77.49%


    The other directors whose terms of office as a director continued after the meeting are Graham K. Crooke, MB.BS, Edgar G. Engelman, M.D., and Geoffrey Allan, Ph.D.

2. To ratify the selection of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2001.

                                 For         Against    Abstain     % Voted For

                               25,718,143     8,038      14,412        78.33%


ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.


(b)  Reports on Form 8-K

A report on Form 8-K, dated May 17, 2001, was filed to announce that Insmed's Board of Directors approved the adoption of a Stockholder Rights Plan intended to protect against coercive takeover tactics and improve Registrant's ability to negotiate with potential acquirers.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              INSMED INCORPORATED
                              (Registrant)



Date: August 8, 2001        By:  /s/ Michael D. Baer
                            -------------------------------------
                            Michael D. Baer
                            Chief Financial Officer
                            (Principal Accounting and Financial
                            Officer and Duly Authorized Officer)