Form 10-Q
period 2001-09-30
INSMED INC
filed 2001-11-08
CIK 1104506

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

               For the quarterly period ended September 30, 2001
                              --------------------
                                       OR
                       [_]  TRANSITION REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission File Number 0-30739
                                  ------------
                              INSMED INCORPORATED
             (Exact name of registrant as specified in its charter)

             Virginia                                       54-1972729
(State or other Jurisdiction of                          (I.R.S. employer
Incorporation or Organization)                          identification no.)

          4851 Lake Brook Drive                           (804) 565-3000
       Glen Allen, Virginia 23060                (Registrant's telephone number
(Address of principal executive offices)                including area code)

Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes: X   No __
     -

As of October 31, 2001, the latest practicable date, there were 32,916,971 shares of Insmed Incorporated common stock outstanding.

                              INSMED INCORPORATED
                                     INDEX

                               REPORT: FORM 10-Q


                         PART I. FINANCIAL INFORMATION

ITEM 1    Financial Statements.................................................................   3

ITEM 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................................   7

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk...........................   9

                          PART II.   OTHER INFORMATION

ITEM 1    Legal Proceedings....................................................................   9
ITEM 2    Changes in Securities and Use of Proceeds............................................   9
ITEM 3    Defaults Upon Senior Securities......................................................   9
ITEM 4    Submission of Matters to a Vote of Security Holders..................................  10
ITEM 5    Other Information....................................................................  10
ITEM 6    Exhibits and Reports on Form 8-K.....................................................  10

SIGNATURE......................................................................................  10

                        PART I - FINANCIAL INFORMATION

                         ITEM 1- FINANCIAL STATEMENTS

                               INSMED INCORPORATED
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                        September 30,    December 31,
                                                                             2001            2000
                                                                        -------------    ------------
                                                                          (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                             $      57,339    $     71,628
  Marketable securities                                                             -          11,455
  Due from Taisho Pharmaceutical Co., Ltd.                                      2,863           1,228
  Other current assets                                                            383             309
                                                                        -------------    ------------
  Total current assets                                                         60,585          84,620

Property and equipment, net                                                     1,382           1,628
Goodwill, net                                                                  15,594          16,220
Other assets                                                                      250             250
                                                                        -------------    ------------

Total assets                                                            $      77,811    $    102,718
                                                                        =============    ============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                      $       5,372    $      3,391
  Payroll liabilities                                                           1,043             604
  Deferred revenue - current portion                                              143             143
                                                                        -------------    ------------
  Total current liabilities                                                     6,558           4,138

Deferred revenue                                                                1,690           1,798

Stockholders' equity:
  Common stock                                                                    329             328
  Additional capital                                                          199,133         198,930
  Accumulated deficit                                                        (129,899)       (102,642)
  Accumulated other comprehensive income                                            -             166
                                                                        -------------    ------------
  Stockholders' equity                                                         69,563          96,782
                                                                        -------------    ------------

Total liabilities and stockholders' equity                              $      77,811    $    102,718
                                                                        =============    ============

See accompanying notes.

                              INSMED INCORPORATED
                Condensed Consolidated Statements of Operations
               (in thousands, except per share data - unaudited)

                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30,                September 30,
                                                                    ------------------------   ---------------------------
                                                                        2001        2000            2001         2000
                                                                    ------------------------   ---------------------------
Revenues                                                             $       66   $      53     $       235    $       53

Operating expenses:
  Research and development                                                8,029       7,919          26,559        14,518
  General and administrative                                              1,011       1,678           3,529         4,103
  Purchased research and development                                          -      (3,999)              -        50,434
  Non-cash stock compensation                                                 -           -              95         3,564
                                                                    ------------------------   ---------------------------
  Total operating expenses                                                9,040       5,598          30,183        72,619
                                                                    ------------------------   ---------------------------

Operating loss                                                           (8,974)     (5,545)        (29,948)      (72,566)

Interest income                                                             603         598           2,691           804
                                                                    ------------------------   ---------------------------

Loss before income taxes                                                 (8,371)     (4,947)        (27,257)      (71,762)

Income tax expense                                                            -         200               -           200
                                                                    ------------------------   ---------------------------

Net loss                                                             $   (8,371)  $  (5,147)    $   (27,257)   $  (71,962)
                                                                    ========================   ===========================

Basic and diluted net loss per share                                 $    (0.25)  $   (0.19)    $     (0.83)   $    (5.10)
                                                                    ========================   ===========================

Shares used in computing basic and diluted net loss per share            32,895      27,089          32,855        14,110
                                                                    ========================   ===========================

See accompanying notes.

                              INSMED INCORPORATED
                     Consolidated Statements of Cash Flows
                          (in thousands - unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                     2001         2000
                                                                 -----------  ------------
Operating activities
Net loss                                                          $ (27,257)   $  (71,962)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                        453           155
    Amortization of goodwill                                            626           279
    (Gain) loss on sale of marketable securities                       (211)            -
    Issuance of stock for services                                        -           541
    Interest accrued on notes receivable from stock sales                 -            (2)
    Non-cash stock compensation                                          95         3,564
    Purchased research and development                                    -        50,434
    Changes in operating assets and liabilities:
      Due from Taisho Pharmaceutical Co., Ltd.                       (1,635)          853
      Other assets                                                      (74)         (947)
      Accounts payable                                                1,981         2,624
      Other liabilities                                                 331           576
                                                                 -----------  ------------
Net cash used in operating activities                               (25,691)      (13,885)
                                                                 -----------  ------------
Investing activities
Purchases of marketable securities                                        -          (496)
Proceeds from marketable securities matured and sold                 11,500         4,320
Purchases of property and equipment                                    (207)       (1,222)
Acquisition of Celtrix Pharmaceuticals, Inc.                              -         3,613
                                                                 -----------  ------------
Net cash provided by investing activities                            11,293         6,215
                                                                 -----------  ------------
Financing activities
Proceeds from issuance of common stock                                  109        36,661
Repayment of notes receivable from stock sales                            -            66
                                                                 -----------  ------------
Net cash provided by financing activities                               109        36,727
                                                                 -----------  ------------
(Decrease) increase in cash and cash equivalents                    (14,289)       29,057
Cash and cash equivalents at beginning of period                     71,628           317
                                                                 -----------  ------------
Cash and cash equivalents at end of period                        $  57,339    $   29,374
                                                                 ===========  ============

See accompanying notes.

                              Insmed Incorporated
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the September 30, 2001 presentation.

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

If a person or group acquires 15% or more of the common stock of the Company, each right would permit a holder, other than the 15% acquirer, to buy common stock of the Company having a market value equal to two times the exercise price of the right. In addition, if at any time after the rights become exercisable, the Company is acquired in a merger, or if there is a sale or transfer of 50% or more of its assets or earning power, each right would permit its holder to buy common stock of the acquiring company having a market value equal to two times the exercise price of the right.

The rights expire on May 16, 2011. The Board of Directors may redeem the rights before expiration, under certain circumstances, for $0.01 per right. Until the rights become exercisable, they have no effect on earnings per share.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. SFAS No. 142 will be applied to our financial statements for periods beginning after December 31, 2001, and requires that an acquired, intangible asset shall initially be recognized and measured based on its fair value. The statement also provides that goodwill shall not be amortized, but shall be periodically tested for impairment by comparing its fair value to its carrying amount. Our existing goodwill will be amortized through the remainder of 2001, at which time amortization will cease and we will begin performing periodic tests of impairment to comply with the new standard.

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

Overview

We discover and develop pharmaceutical products for the treatment of type 2 diabetes and other metabolic and endocrine disorders associated with insulin resistance. Insmed has two lead drug candidates -- INS-1 and SomatoKine(R) -- and is actively developing these drugs to treat type 1 and type 2 diabetes and polycystic ovary syndrome (commonly known as PCOS).

We have not been profitable and have accumulated deficits of approximately $129.9 million through September 30, 2001. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. In general, our expenditures will increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in projects required at each stage of development.

Results of Operations

For the three and nine month periods ended September 30, 2001, we recorded a net loss of $8.4 million and $27.3 million, respectively. A net loss of $5.1 million was reported for the three months ended September 30, 2000, and a net loss of $72.0 million was reported for the nine months ended September 30, 2000. The net loss for the nine months ended September 30, 2000 includes a non-cash charge of $50.4 million to write-off purchased research and development resulting from the acquisition of Celtrix Pharmaceuticals, Inc.

Research and development expenses increased to $8.0 million from $7.9 million for the three months ended September 30, 2000, and to $26.6 million from $14.6 million for the nine months ended September 30, 2000. Such expenses consist primarily of external, clinical trial and technical operations costs. During the three months ended September 30, 2001 and 2000, such costs increased to $4.9 million from $3.7 million for INS-1, and declined to $2.6 million from $3.3 million for SomatoKine. During the nine months ended September 30, 2001, such costs were $16.0 million for INS-1 and $8.1 million for SomatoKine compared to $7.3 million for INS-1 and $3.8 million for SomatoKine during the nine months ended September 30, 2000.

General and administrative expenses declined to $1.0 million for the three-month period ended September 30, 2001 from $1.7 million for the three-month period ended September 30, 2000, and decreased to $3.5 million for the nine-month period ended September 30, 2001 from $4.1 million for the nine-month period ended September 30, 2000. The decline in the third quarter was caused primarily by lower shareholder, personnel and accounting costs. The change for the nine-month period was caused primarily by reduced management incentive payments and consulting fees.

During the first six months of 2000, we recognized a $3.6 million non-cash charge for stock compensation. The major component of this non-cash charge relates to stock options exercised with a non-recourse note. Generally accepted accounting principles require that compensation be recognized in the financial statements based on the difference between the current market price of the underlying stock and the market price utilized in the previous reporting period. The non-recourse note to which the majority of the charge relates was repaid on June 30, 2000.

Liquidity and Capital Resources

At September 30, 2001, our cash and cash equivalents were approximately $57.3 million and were invested in money market instruments and investment grade corporate debt. Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations. We will need to raise substantial additional funds to continue development and commercialization of our products. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

Forward Looking Statements

Statements included within this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, may constitute forward-looking statements for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements regarding expected financial position, results of operations, cash flows, dividends, financing plans, business strategies, operating efficiencies or synergies, budgets, capital and other expenditures, competitive positions, growth opportunities for existing or proposed products or services, plans and objectives of management, demand for new pharmaceutical products, market trends in the pharmaceutical business, inflation and various economic and business trends. Such forward-looking statements are subject to numerous risks and uncertainties, including risks that product candidates may fail in development or may not be successfully marketed, the Company may lack financial resources to complete development of product candidates, competing products may be more successful, demand for new pharmaceutical products may decrease, the biopharmaceutical industry may experience negative market trends and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. As a result of these and other risks and uncertainties, actual results may differ materially from those described in the discussion above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at September 30, 2001, had $57.3 million invested in money market instruments and investment grade corporate debt. Such investments are subject to interest rate and credit risk. We maintain a policy of investing in highly rated securities whose maturities at September 30, 2001, are all less than one year, which minimizes such risks. In addition, while a hypothetical decrease in market interest rates of 10% from September 30, 2001 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.


     (b)  Reports on Form 8-K

          None.



                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INSMED INCORPORATED
                                            (Registrant)



Date: November 8, 2001                      By: /s/ Michael D. Baer
                                            ------------------------------------
                                            Michael D. Baer
                                            Chief Financial Officer
                                            (Principal Accounting and Financial
                                            Officer and Duly Authorized Officer)