Form 10-Q
period 2002-03-31
INSMED INC
filed 2002-05-14
CIK 1104506

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission File Number 0-30739

INSMED INCORPORATED
(Exact name of registrant as specified in its charter)

Virginia	54-1972729
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. employer identification no.)

4851 Lake Brook Drive Glen Allen, Virginia 23060	(804) 565-3000
(Address of principal executive offices)	(Registrant’s telephone number including area code)

Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

As of May 2, 2002, the latest practicable date, there were 32,977,115 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED
INDEX

REPORT: FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

INSMED INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,365	$51,250
Due from Taisho Pharmaceutical Co., Ltd.	3,659	3,521
Other current assets	175	278

Total current assets	46,199	55,049
Property and equipment, net	1,054	1,172
Goodwill, net	15,385	15,385

Total assets	$62,638	$71,606

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,241	$4,427
Accrued project costs and other	3,571	4,967
Payroll liabilities	458	719
Deferred revenue—current portion	143	143

Total current liabilities	7,413	10,256
Deferred revenue	1,619	1,655

Stockholders’ equity:
Common stock	330	329
Additional capital	199,194	199,177
Accumulated deficit	(145,918)	(139,811)

Net stockholders’ equity	53,606	59,695

Total liabilities and stockholders’ equity	$62,638	$71,606

See accompanying notes.

INSMED INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data—unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues	$102	$100
Operating expenses:
Research and development	5,705	10,359
General and administrative	706	1,086

Total operating expenses	6,411	11,445

Operating loss	(6,309)	(11,345)
Interest income	202	1,252

Net loss	$(6,107)	$(10,093)

Basic and diluted net loss per share	$(0.19)	$(0.31)

Shares used in computing basic and diluted net loss per share	32,948	32,820

See accompanying notes.

INSMED INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands—unaudited)
	Three Months Ended March 31,
	2002	2001
Operating activities
Net loss	$(6,107)	$(10,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	118	147
Amortization of goodwill	—	209
Gain on sale of marketable securities	—	(208)
Changes in operating assets and liabilities:
Due from Taisho Pharmaceutical Co., Ltd.	(138)	(1,532)
Other assets	103	25
Accounts payable	(1,186)	(501)
Accrued project costs and other	(1,396)	1,372
Other liabilities	(297)	(118)

Net cash used in operating activities	(8,903)	(10,699)

Investing activities
Proceeds from marketable securities matured and sold	—	11,200
Purchases of property and equipment	—	(32)

Net cash provided by investing activities	—	11,168

Financing activities
Proceeds from issuance of common stock	18	24

Net cash provided by financing activities	18	24

(Decrease) increase in cash and cash equivalents	(8,885)	493
Cash and cash equivalents at beginning of period	51,250	71,628

Cash and cash equivalents at end of period	$42,365	$72,121

See accompanying notes.

INSMED INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the March 31, 2002 presentation.

2.    Summary of Significant Accounting Policies

Research and Development Costs

Research and development costs consist primarily of compensation and other expenses related to research and development personnel, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred. Cost reimbursements related to the Taisho joint development agreement serve to reduce research and development costs.

3.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The Company adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that an acquired, intangible asset shall initially be recognized and measured based on its fair value. The Statement also provides that goodwill shall not be amortized, but shall be periodically tested for impairment by comparing its fair value to its carrying amount. We performed the first of the required impairment tests for goodwill and indefinite-lived intangible assets as of January 1, 2002 and determined that currently, the only effect of the adoption of this Statement on the Company’s earnings and financial position was the ceasing of amortization of goodwill. The Company recognized amortization of goodwill of $209,000 for the quarter ended March 31, 2001. If the pronouncement had been in effect at March 31, 2001, net loss as adjusted would have been $9.9 million and net loss per share would have been $0.30 compared to reported net loss for that same period of $10.1 million and net loss per share of $0.31.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which it supersedes. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, that address the disposal of a segment of a business. The Company adopted this Statement effective January 1, 2002. There is no effect of the adoption of this Statement on the Company’s earnings and financial position.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I—Item 1 of this Quarterly Report and the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

We discover and develop pharmaceutical products for the treatment of metabolic diseases and endocrine disorders associated with insulin resistance. Insmed has two lead drug candidates—INS-1 and SomatoKine. We are actively developing these drugs to treat diabetes and polycystic ovary syndrome (commonly known as PCOS).

We have not been profitable and have accumulated a deficit of approximately $145.9 million through March 31, 2002. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. In general, our expenditures will increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project-related expenditure requirements at each stage of development.

Results of Operations

For the three months ended March 31, 2002, we recorded a net loss of $6.1 million compared to a net loss of $10.1 million for the three months ended March 31, 2001.

Research and development expenses decreased $4.7 million from $10.4 million for the three months ended March 31, 2001, reflecting the decrease in external, clinical-trial and manufacturing costs as we enter the later stages of our current Phase II trials for INS-1 and SomatoKine. During the three months ended March 31, 2002, we expended an aggregate of $3.4 million for external, clinical-trial and manufacturing costs related to INS–1 and SomatoKine compared to $9.6 million during the three months ended March 31, 2001.

General and administrative expenses decreased to $700,000 from $1.1 million for the three months ended March 31, 2001. We became a public company on June 1, 2000, and general and administrative expenses during the first quarter of 2001 included higher shareholder, legal and insurance costs associated with recently becoming a public company. The decline in the first quarter of 2002 was also caused by reduced management incentive payments.

At March 31, 2002, cash and cash equivalents were $8.9 million less than at December 31, 2001, as funds were expended for operations.

Liquidity and Capital Resources

At March 31, 2002, our cash and cash equivalents were approximately $42.4 million and were invested in money market instruments and investment grade corporate debt. Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations. We will need to raise substantial additional funds to continue development and commercialization of our products. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

Forward Looking Statements

Statements included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, may constitute forward-looking statements for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements regarding expected financial position, results of operations, cash flows, dividends, financing plans, business strategies, operating efficiencies or synergies, budgets, capital and other expenditures, competitive positions, growth opportunities for existing or proposed products or services, plans and objectives of management, demand for new pharmaceutical products, market trends in the pharmaceutical business, inflation and various economic and business trends. Such forward-looking statements are subject to numerous risks and uncertainties, including risks that product candidates may fail in development or may not be successfully marketed, the Company may lack financial resources to complete development of product candidates, competing products may be more successful, demand for new pharmaceutical products may decrease, the biopharmaceutical industry may experience negative market trends and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. As a result of these and other risks and uncertainties, actual results may differ materially from those described in the discussion above.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at March 31, 2002, had $42.4 million invested in money market instruments and investment grade corporate debt. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at March 31, 2002, are all less than one year minimizes such risks. In addition, while a hypothetical decrease in market interest rates of 10% from March 31, 2002 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

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

INSMED INCORPORATED (Registrant)

Date: May 15, 2002	By:	/S/ KEVIN P. TULLY
Kevin P. Tully
Treasurer and Controller (Principal Financial and Accounting Officer)