Form 10-Q
period 2002-06-30
INSMED INC
filed 2002-08-09
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-30739

INSMED INCORPORATED
(Exact name of registrant as specified in its charter)

Virginia (State or other Jurisdiction of Incorporation or Organization)	54-1972729 (I.R.S. employer identification no.)

4851 Lake Brook Drive Glen Allen, Virginia 23060 (Address of principal executive offices)	(804) 565-3000 (Registrant's telephone number including area code)

Indicate by check ☒ whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes☒ No ☐

As of August 7, 2002, the latest practicable date, there were 33,138,614 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED
INDEX

REPORT: FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INSMED INCORPORATED
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,265	$51,250
Due from Taisho Pharmaceutical Co., Ltd.	2,266	3,521
Other current assets	450	278

Total current assets	38,981	55,049
Property and equipment, net	940	1,172
Goodwill, net	15,385	15,385

Total assets	$55,306	$71,606

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,197	$4,427
Accrued project costs and other	3,307	4,967
Payroll liabilities	442	719
Deferred revenue - current portion	143	143

Total current liabilities	7,089	10,256
Deferred revenue	1,583	1,655
Stockholders' equity:
Common stock	331	329
Additional capital	199,328	199,177
Accumulated deficit	(153,025)	(139,811)

Net stockholders' equity	46,634	59,695

Total liabilities and stockholders' equity	$55,306	$71,606

See accompanying notes.

INSMED INCORPORATED
Condensed Consolidated Statements of Operations
(in thousands, except per share data - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$70	$69	$172	$169

Operating expenses:
Research and development	6,583	8,171	12,288	18,530
General and administrative	766	1,432	1,472	2,518
Non-cash stock compensation	—	95	—	95

Total operating expenses	7,349	9,698	13,760	21,143

Operating loss	(7,279)	(9,629)	(13,588)	(20,974)
Interest income	172	836	374	2,088

Net loss	$(7,107)	$(8,793)	$(13,214)	$(18,886)

Basic and diluted net loss per share	$(0.21)	$(0.27)	$(0.40)	$(0.58)

Shares used in computing basic and diluted net loss per share	33,034	32,849	32,991	32,835

See accompanying notes.

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands - unaudited)

	Six Months Ended
	June 30,
	2002	2001

Operating activities
Net loss	$(13,214)	$(18,886)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	232	299
Amortization of goodwill	—	418
Gain on sale of marketable securities	—	(211)
Non-cash stock compensation	—	95
Changes in operating assets and liabilities:
Due from Taisho Pharmaceutical Co., Ltd.	1,255	(36)
Other assets	(172)	(466)
Accounts payable	(1,230)	355
Accrued project costs and other	(1,660)	2,090
Other liabilities	(349)	81

Net cash used in operating activities	(15,138)	(16,261)

Investing activities
Proceeds from marketable securities matured and sold	—	11,500
Purchases of property and equipment	—	(86)

Net cash provided by investing activities	—	11,414

Financing activities
Proceeds from issuance of common stock	153	79

Net cash provided by financing activities	153	79

Decrease in cash and cash equivalents	(14,985)	(4,768)
Cash and cash equivalents at beginning of period	51,250	71,628

Cash and cash equivalents at end of period	$36,265	$66,860

See accompanying notes.

Insmed Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the June 30, 2002 presentation.

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

3. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The Company adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that an acquired, intangible asset shall initially be recognized and measured based on its fair value. The Statement also provides that goodwill shall not be amortized, but shall be periodically tested for impairment by comparing its fair value to its carrying amount. We performed the first of the required impairment tests for goodwill and indefinite-lived intangible assets as of January 1, 2002 and determined that currently, the only effect of the adoption of this Statement on the Company's earnings and financial position was the ceasing of amortization of goodwill. The Company recognized amortization of goodwill of $209,000 for the quarter ended June 30, 2001 and $418,000 for the six months ended June 30, 2001. If the pronouncement had been in effect at June 30, 2001, net loss as adjusted for the quarter and six months ended June 30, 2001 would have been $8.6 million and $18.5 million, respectively, and net loss per share would have been $0.26 and $0.56, compared to reported net loss for the same periods of $8.8 million and $18.9 million, respectively, and net loss per share of $0.27 and $0.58.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which it supersedes. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, that address the disposal of a segment of a business. The Company adopted this Statement effective January 1, 2002. The adoption of this statement has no impact on the Company's earnings or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

We discover and develop pharmaceutical products for the treatment of metabolic diseases and endocrine disorders associated with insulin resistance. Insmed has two lead drug candidates — INS-1 and SomatoKine. We are actively developing these drugs to treat diabetes and polycystic ovary syndrome (commonly known as PCOS).

We have not been profitable and have accumulated a deficit of approximately $153 million through June 30, 2002. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. In general, our expenditures will increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project-related expenditure requirements at each stage of development.

Results of Operations

For the three and six month periods ended June 30, 2002, we recorded a net loss of $7.1 million and $13.2 million, respectively. A net loss of $8.8 million was reported for the three months ended June 30, 2001, and a net loss of $18.9 million was reported for the six months ended June 30, 2001.

Research and development expenses decreased to $6.6 million from $8.2 million for the three months ended June 30, 2001, and to $12.3 million from $18.5 million for the six months ended June 30, 2001, reflecting the decrease in external, clinical trial and manufacturing costs as we enter the later stages of our current Phase II trials. During the three and six months ended June 30, 2002, our net expenditures for external, clinical trial and manufacturing costs related to INS-1 and SomatoKine were $3.7 million and $7.0 million, respectively, compared to $5.8 million and $13.9 million during the three and six months ended June 30, 2001.

General and administrative expenses declined to $0.8 million for the three-month period ended June 30, 2002 from $1.4 million for the three-month period ended June 30, 2001, and decreased to $1.5 million for the six-month period ended June 30, 2002 from $2.5 million for the six-month period ended June 30, 2001. The decline in expenses was caused primarily by a reduction in investor-relations costs, personnel-related costs and support service costs.

At June 30, 2002, cash and cash equivalents were $36.3 million, a reduction of $15.0 million from December 31, 2001, as funds were expended for operations.

Liquidity and Capital Resources

At June 30, 2002, our cash and cash equivalents of $36.3 million were invested in investment grade, interest-bearing securities. Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations. We will need to raise substantial additional funds to continue development and commercialization of our products. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

Forward Looking Statementss

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at June 30, 2002, had $36.3 million invested in money market instruments and investment grade corporate debt. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at June 30, 2002, are all less than one year minimizes such risks. In addition, while a hypothetical decrease in market interest rates of 10% from June 30, 2002 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information set forth in this Item 4 relates to matters submitted to a vote at the Annual Meeting of Shareholders of Insmed Incorporated on May 1, 2002. Of the 32,952,168 shares outstanding as of the record date, March 15, 2002, there were 25,718,350 shares or 78% of the total shares eligible to vote represented in person or by proxy. The following proposals were adopted by the margins indicated:

1.	To elect Graham K. Crooke, MB.BS. and Edgar G. Engleman, M.D., as directors to serve until the 2005 Annual Meeting of Shareholders and until their successors are elected, and to elect Melvin Sharoky, M.D. and Randall W. Whitcomb, M.D., as directors to serve until the 2003 Annual Meeting of Shareholders and until their successors are elected.

Nominee	For	Withhold Authority

Graham K. Crooke, MB.BS.	25,066,428	651,922
Edgar G. Engleman, M.D.	25,074,897	643,453
Melvin Sharoky, M.D.	25,131,118	587,232
Randall W. Whitcomb, M.D.	25,071,091	647,259

The other directors whose terms of office as a director continued after the meeting are Kenneth G. Condon, Steinar J. Engelsen, M.D., and Geoffrey Allan, Ph.D.

2.	To approve an amendment to our 2000 Stock Incentive Plan reserving an additional 2,500,000 shares of our Common Stock for issuance under the plan and increasing the current limitation on the number of shares of our Common Stock that may be granted to a single participant during any calendar year from 250,000 shares to 750,000 shares.

For	Against	Abstain	Broker Non - Votes

12,474,525	2,496,037	51,047	10,696,741

3.	To ratify the selection of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2002.

For	Against	Abstain

25,486,665	200,713	30,972

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

          None.

(b)     Reports on Form 8-K

          None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED
(Registrant)

Date: August 9, 2002	By: /s/ Kevin P. Tully

Kevin P. Tully
Treasurer and Controller
(Principal Financial and Accounting Officer)