Form 10-Q
period 2002-09-30
INSMED INC
filed 2002-11-08
CIK 1104506

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

--------------------

OR

☐ TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-30739

------------

INSMED INCORPORATED

(Exact name of registrant as specified in its charter)

Virginia (State or other Jurisdiction of Incorporation or Organization)	54-1972729 (I.R.S. employer identification no.)

4851 Lake Brook Drive Glen Allen, Virginia 23060 (Address of principal executive offices)	(804) 565-3000 (Registrant’s telephone number including area code)

Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes: X No __

As of November 4, 2002, the latest practicable date, there were 33,138,614 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED
INDEX

REPORT: FORM 10-Q

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

SIGNATURE	14

CERTIFICATIONS	15

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INSMED INCORPORATED
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,179	$51,250
Due from Taisho Pharmaceutical Co., Ltd.	1,733	3,521
Other current assets	860	278

Total current assets	33,772	55,049
Property and equipment, net	188	1,172
Goodwill, net	15,385	15,385

Total assets	$49,345	$71,606

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,706	$4,427
Accrued project costs and other	2,515	4,967
Payroll liabilities	323	719
Restructuring reserve	921	-
Deferred revenue - current portion	-	143

Total current liabilities	6,465	10,256
Restructuring reserve-long-term portion	952	-
Deferred revenue	-	1,655

Total Liabilities	7,417	11,911

Stockholders’ equity:
Common stock	331	329
Additional capital	199,328	199,177
Accumulated deficit	(157,731)	(139,811)

Net stockholders’ equity	41,928	59,695

Total liabilities and stockholders’ equity	$49,345	$71,606

See accompanying notes.

Condensed Consolidated Statements of Operations
(in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues	$1,757	$66	$1,929	$235
Operating expenses:
Research and development	3,435	8,029	15,723	26,440
General and administrative	601	1,010	2,073	3,648
Operational restructuring charge	2,533	-	2,533	-
Non-cash stock compensation	-	-	-	95

Total operating expenses	6,569	9,039	20,329	30,183

Operating loss	(4,812)	(8,973)	(18,400)	(29,948)
Interest income	106	602	480	2,691

Net loss	$(4,706)	$(8,371)	$(17,920)	$(27,257)

Basic and diluted net loss per share	$(0.14)	$(0.25)	$(0.54)	$(0.83)

Shares used in computing basic and diluted net loss per share	33,139	32,895	33,041	32,855

See accompanying notes.

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands - unaudited)

	Nine Months Ended
	September 30,
	2002	2001

Operating activities
Net loss	$(17,920)	$(27,257)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	324	453
Amortization of goodwill	-	626
Operational restructuring	2,533	-
Recognition of deferred revenues	(1,798)	143
(Gain) loss on sale of marketable securities	-	(211)
Non-cash stock compensation	-	95
Due from Taisho Pharmaceutical Co., Ltd.	1,788	-
Other assets	(582)	(1,635)
Accounts payable	(1,721)	(74)
Accrued project costs and other	(2,452)	1,981
Other liabilities	(396)	188

Net cash used in operating activities	(20,224)	(25,691)

Investing activities
Proceeds from marketable securities matured and sold	-	11,500
Purchases of property and equipment	-	(207)

Net cash provided by investing activities	-	11,293

Financing activities
Proceeds from issuance of common stock	153	109

Net cash provided by financing activities	153	109

Decrease (increase) in cash and cash equivalents	(20,071)	(14,289)
Cash and cash equivalents at beginning of period	51,250	71,628

Cash and cash equivalents at end of period	$31,179	$57,339

See accompanying notes.

Insmed Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the September 30, 2002 presentation.

2. Summary of Significant Accounting Policies

Research and Development Costs

Research and development costs consist primarily of compensation and other expenses related to research and development personnel, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred. Cost reimbursements related to the joint development agreement with Taisho Pharmaceutical Co., Ltd. (“Taisho”), serve to reduce research and development costs.

3. Recent Accounting Pronouncements

The Company adopted Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 142 requires that an acquired, intangible asset shall initially be recognized and measured based on its fair value. The Statement also provides that goodwill shall not be amortized, but shall be periodically tested for impairment by comparing its fair value to its carrying amount. We performed the first of the required impairment tests for goodwill and indefinite-lived intangible assets as of January 1, 2002 and determined that currently, the only effect of the adoption of this Statement on the Company’s earnings and financial position was the ceasing of amortization of goodwill. It is expected that the next assessment for impairment, following Financial Accounting Standards Board (“FASB”) guidelines, will take place in the fourth quarter of 2002. The Company recognized amortization of goodwill of $209,000 for the quarter ended September 30, 2001 and $627,000 for the nine months ended September 30, 2001. If the pronouncement had been in effect at September 30, 2001, net loss as adjusted for the quarter and nine months ended September 30, 2001 would have been $8.2 million and $26.6 million, respectively, and net loss per share would have been $0.25 and $0.81, compared to reported net loss for the same periods of $8.4 million and $27.3 million, respectively, and net loss per share of $0.25 and $0.83.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and EITF 94-3 relates to the requirements of SFAS No. 146 for the recognition of the liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to impact the Company’s earnings or financial position.

4. Operational Restructuring

On September 10, 2002, the Company announced that it would immediately discontinue the internal development of one of its investigational drug candidates, INS-1, based on the results of recently completed Phase II clinical trials. Similarly, the Company’s Japanese partner to develop INS-1 in Japan and Asia, Taisho, also indicated its intention to discontinue its involvement in any future development in INS-1, and terminated the joint development agreement in accordance with the terms of the agreement.

As a result of the decision to discontinue the INS-1 development program and Taisho’s notice to terminate our joint development agreement, the Company approved a restructuring plan to focus on its remaining drug candidates. In the third quarter of 2002, the Company recorded a restructuring charge of $2.5 million. The components of the restructuring charge included expenses of $1.2 million related to the anticipated payouts under lease agreements for laboratory space no longer utilized at the Company’s headquarters, $0.7 million related to the impairment of idle laboratory equipment at the Company’s headquarters, and $0.6 million related to the cost of severance benefits after the termination of 32 employees, or 55% of the workforce, at the Company’s headquarters and laboratory in Glen Allen, Virginia. Prior to the end of the third quarter, all of the affected employees had been terminated. At September 30, 2002, approximately $0.9 million and $1.0 million of these costs remain accrued in the current and long-term portions of the restructuring reserve, respectively. These balances are expected to closely approximate the remaining costs to be incurred by the Company for severance and lease obligations. All severance is expected to be paid in the fourth quarter of 2002. Lease termination costs are anticipated to extend through 2006.

As a result of Taisho’s decision to terminate the joint development agreement, the Company also recognized revenue from the Taisho agreement totaling $1.7 million. This item represents revenues previously deferred from a cash payment made by Taisho at inception of the joint development agreement that was being recognized as revenue over the estimated life of the corresponding agreement. Due to the termination of the agreement, the balance of the unrecognized revenue is being reported in the third quarter.

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

Overview

We discover and develop pharmaceutical products for the treatment of metabolic diseases and endocrine disorders. Insmed has two lead drug candidates —SomatoKine and IGFBP-3. We are actively developing SomatoKine to treat diabetes and growth hormone insensitivity syndrome, and are concurrently continuing pre-clinical studies on IGFBP-3 in the cancer indication as an anti-tumor agent.

We have not been profitable and have accumulated a deficit of approximately $158 million through September 30, 2002. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. In general, our expenditures will increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project-related expenditure requirements at each stage of development.

On September 10, 2002, the Company announced that it would immediately discontinue the internal development of one of its investigational drug candidates, INS-1, based on the results of recently completed Phase II clinical trials. Similarly, the Company’s Japanese partner to develop INS-1 in Japan and Asia, Taisho, also indicated its intention to discontinue its involvement in any future development in INS-1, and terminated the joint development agreement in accordance with the terms of the agreement.

As a result of the decision to discontinue the INS-1 development program and Taisho’s notice to terminate our joint development agreement, the Company approved a restructuring plan to focus on its remaining drug candidates. In the third quarter of 2002, the Company recorded a restructuring charge of $2.5 million. The components of the restructuring charge included expenses of $1.2 million related to the anticipated payouts under lease agreements for laboratory space no longer utilized at the Company’s headquarters, $0.7 million related to the impairment of idle laboratory equipment at the Company’s headquarters, and $0.6 million related to the cost of severance benefits after the termination of 32 employees, or 55% of the workforce, at the Company’s headquarters and laboratory in Glen Allen, Virginia. Prior to the end of the third quarter, all of the affected employees had been terminated. At September 30, 2002, approximately $0.9 million and $1.0 million of these costs remain accrued in the current and long-term portions of the restructuring reserve, respectively. These balances are expected to closely approximate the remaining costs to be incurred by the Company for severance and lease obligations. All severance is expected to be paid in the fourth quarter of 2002. Lease termination costs are anticipated to extend through 2006.

As a result of Taisho’s decision to terminate the joint development agreement, the Company also recognized revenue from the Taisho agreement totaling $1.7 million. This item represents revenues previously deferred from a cash payment made by Taisho at inception of the joint development agreement that was being recognized as revenue over the estimated life of the corresponding agreement. Due to the termination of the agreement, the balance of the unrecognized revenue is being reported in the third quarter.

The Company will seek to achieve annual decreases in expenses of approximately $3.7 million as a result of its restructuring activities. We believe these improvements will result from decreased internal research and development expenses of approximately $3.2 million, decreased administrative salaries of approximately $0.2 million, and decreased lease expenses of $0.3 million per year through September 2006.

The Company has been formally notified by The NASDAQ Stock Market, Inc. (“NASDAQ”) that the price of its common stock does not meet the $1 per share requirement for continued inclusion on the NASDAQ National Market. In accordance with Marketplace rules, the Company will be provided 90 calendar days, or until January 21, 2003, to regain compliance. If the Company cannot demonstrate compliance by this date, NASDAQ will provide written notification that the Company’s stock will be delisted. At that time, the Company may appeal the decision to a NASDAQ Listing Qualification Panel.

During this grace period, the Company may choose to apply to transfer its stock to The NASDAQ SmallCap Market. To transfer, the Company must satisfy the continued inclusion requirements for The NASDAQ SmallCap Market, which makes available an extended grace period for the minimum $1 bid price requirement. If the Company submits such transfer application and pays the applicable listing fees by January 21, 2003, and the application is approved, the Company will be afforded the 180-calendar day NASDAQ SmallCap Market grace period, which would expire on April 21, 2003. The Company may also be eligible for an additional 180-calendar day grace period provided that it meets certain other requirements for listing on The NASDAQ SmallCap Market. This grace period, if granted, would expire on October 20, 2003.

If, at some future date, the Company’s common stock should cease to be listed on the NASDAQ National Market or The NASDAQ SmallCap Market, the common stock could publicly trade over-the-counter. In such an event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock. In addition, if our common stock were to be delisted from trading on the NASDAQ National Market or The NASDAQ SmallCap Market and the trading price of the common stock were to remain below $5.00 per share, trading in our common stock could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (generally, any non-NASDAQ and non-national exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of investors to trade our common stock. Many brokerage firms are reluctant to recommend lower price stocks for their clients, and the policies and practices of a number of brokerage houses tend to discourage individual brokers within those firms from dealing in lower price stocks. Also, the brokerage commission on the purchase or sale of a stock with a relatively low per share price generally tends to represent a higher percentage of the sales price than the brokerage commission charged on a stock with a relatively higher per share price, to the detriment of our shareholders and the market for our common stock.

The Company reports that Edgar G. Engleman, M.D. has stepped down from his position as a member of the Company’s Board of Directors on November 6, 2002. Dr. Engleman will continue to serve as a Special Advisor to the board.

Results of Operations

For the three-month period ended September 30, 2002, we recorded a net loss of $4.7 million, which represents an improvement of $3.7 million from the $8.4 million loss reported in the corresponding period in 2001. The lower net loss was due primarily to a reduction in research costs of $4.6 million, the recognition of $1.7 million of additional Taisho revenues due to the termination of the joint development agreement with Taisho, and a reduction in general & administrative (“G&A”) expenditures of $0.4 million, while an operational restructuring charge of $2.5 million and lower interest income of $0.5 million provided a partial offset. The research cost reduction was driven by a wind-down in our Phase II INS-1 clinical trials while the reduction in G&A expenditures was seen across all the support services. The reduced interest income is a function of the reduced cash balance and lower interest rates.

For the nine-month period ending September 30, 2002, we recorded a loss of $18.0 million, which is $9.3 million less than the $27.3 million reported in the same period in 2001. The main contributing factors to this favorable variance were the reduced research expenditures of $10.7 million, additional Taisho revenues of $1.7 million, a G&A reduction of $1.6 million, and a partial offset due to the $2.2 million of lower interest income and $2.5 million to cover the restructuring charge. The major reasons for the reduction in research spending was the natural winding down of clinical trial activity and the lower costs incurred in the drug manufacture area as the costs to produce our INS-1 drug product requirements for clinical trials were incurred in 2001. A reduction in G&A costs was seen across all key support areas, while the decline in interest income was the result of the reduced cash balance and lower interest rates.

At September 30, 2002, cash and cash equivalents were $31.2 million, a reduction of $20.1 million from December 31, 2001, as funds were expended for operations.

Liquidity and Capital Resources

At September 30, 2002, our cash and cash equivalents of $31.2 million were invested in investment grade, interest-bearing securities. Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations. We will need to raise substantial additional funds to continue development and commercialization of our products. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at September 30, 2002, had $31.2 million invested in money market instruments and investment grade corporate debt. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at September 30, 2002, are all less than one year minimizes such risks. In addition, while a hypothetical decrease in market interest rates of 10% from September 30, 2002 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman of the Board and Chief Executive Officer and Treasurer and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chairman of the Board and Chief Executive Officer and Treasurer and Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
None.
(b)	Reports on Form 8-K
A report on Form 8-K, dated August 9, 2002, was filed to report that the Company filed with the Securities and Exchange Commission its Quarterly Report on Form 10-Q for the period ended June 30, 2002, accompanied by the certifications of Geoffrey Allan, Ph.D., the registrant’s Chairman of the Board and Chief Executive Officer, and Kevin P. Tully, the registrant’s Treasurer and Controller, required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED (Registrant)

Date: November 8, 2002	By:	/s/ Kevin P. Tully

Kevin P. Tully
Treasurer and Controller
(Principal Financial and Accounting Officer)

Section 302 Certification

I, Geoffrey Allan, Chairman of the Board and Chief Executive Officer of Insmed Incorporated, certify that:

(1)    I have reviewed this quarterly report on Form 10-Q of Insmed Incorporated;

(2)    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        (c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002	/s/ Geoffrey Allan, Ph.D.

Geoffrey Allan, Ph.D.
Chairman of the Board and Chief
Executive Officer
(Principal Executive Officer)

Section 302 Certification

I, Kevin P. Tully, Treasurer and Controller of Insmed Incorporated, certify that:

(1)    I have reviewed this quarterly report on Form 10-Q of Insmed Incorporated;

(2)    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        (c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002	/s/ KEVIN P. TULLY

Kevin P. Tully
Treasurer and Controller
(Principal Financial and Accounting Officer)