Form 10-K
period 2002-12-31
INSMED INC
filed 2003-03-28
CIK 1104506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-30739

INSMED INCORPORATED

(Exact name of registrant as specified in its charter)

Virginia	54-1972729
(State or other Jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4851 Lake Brook Drive Glen Allen, Virginia 23060	(804) 565-3000
(Address of principal executive offices) (zip code)	(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)
Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes [✓]            No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule  12b-2).
             Yes [    ]             No [✓]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2002 was $46,392,779 (based on the closing price for shares of the registrant’s Common Stock as reported on the Nasdaq National Market on that date). In determining this figure, the registrant has assumed that all of its directors, officers and persons owning 10% or more of the outstanding Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.

As of February 28, 2003, there were 33,186,336 shares of the registrant’s common stock, $.01 par value, outstanding.

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2002, and to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders, are incorporated in Part III by reference.

INSMED INCORPORATED

INDEX

REPORT: FORM 10-K

In this Form 10-K, the “Company,” “Insmed,” “Insmed Incorporated,” “we,” “us” and “our” refer to Insmed Incorporated, a Virginia corporation. This Form 10-K also contains trademarks of third parties. Each trademark of another company appearing in this Form 10-K is the property of its owner.

PART I

ITEM 1.    BUSINESS

Introduction

Insmed Incorporated is a biopharmaceutical company focused on the discovery and development of drug candidates for the treatment of metabolic diseases and endocrine disorders. Our approach is to correct metabolic defects in the human body, by replacing key regulatory molecules in a physiologically relevant fashion. We believe this approach will translate into an intrinsic safety advantage for our products in the marketplace. We currently have two lead drug candidates, recombinant human (rh) IGF-I/rhIGFBP-3 (also known as SomatoKine®) and rhIGFBP-3 and are actively developing these drugs to treat indications in the metabolic and oncology fields.

On September 10, 2002, we announced that we would immediately discontinue the internal development of one of our investigational drug candidates, INS-1, based on the results of recently completed Phase II clinical trials. Similarly, our Japanese partner to develop INS-1 in Japan and Asia, Taisho Pharmaceuticals, Co., Ltd., also indicated its intention to discontinue its involvement in any future development in INS-1, and terminated the joint development agreement in accordance with the terms of the agreement.

Following our announcement on September 10, 2002, we reorganized our business by realigning our staff and resources around our more promising clinical candidates to support our long term success and preserve our capital.

Medical Background

One of the main factors in maintaining normal healthy growth and metabolism is the equilibrium of the triumvirate of insulin, growth hormone and insulin-like growth factor I (IGF-I). Any imbalance in the various levels of these key components will result in multiple endocrine and metabolic conditions such as Growth Hormone Deficiency and Diabetes. It is believed that the administration of IGF-I, bound together with its most common binding protein IGFBP-3 addresses certain deficiencies and instabilities caused by an imbalance in this key axis.

Growth Disorders

Growth hormone insensitivity syndrome (GHIS) is a syndrome whereby the body does not have, or has lost, its ability to recognize human growth hormone and therefore fails to respond in the normal manner. This results in defective cell and tissue growth. There are two main types of GHIS, primary GHIS where an individual is born with a growth hormone receptor (GHR) defect, and secondary GHIS, where an individual acquires the GHR defect sometime during their life.

A subset of primary GHIS is Laron syndrome (LS), a rare genetic condition. LS patients are differentiated by molecular defects of the GHR. Although LS patients may normally produce growth hormone (GH), the defects in the extra-cellular part of the GHR prevent IGF-I production. There are over 250 LS patients worldwide. These patients are characterized by severe dwarfism and metabolic dysfunction. LS patients have normal to high levels of human GH and low levels of IGF-I and IGFBP-3. Most LS patients are diagnosed around the age of two and if untreated often grow to adult heights of less than four feet. As adults, LS patients experience progressive obesity, insulin resistance, and a predisposition towards high total cholesterol and diabetes.

We plan on initiating a pivotal clinical trial in the pre-pubertal LS population, utilizing our  rhIGF-I/rhIGFBP-3 complex. This trial is expected to begin in the first half of 2003. We believe this limited population could obtain a great deal of therapeutic benefit as the patients have yet to enter their normal key growth phase.

We also believe the commercial opportunities for rhIGFI/rhIGFBP-3 reach far beyond the indication for the treatment of LS. We believe that if we receive initial approval of our rhIGF-I/rhIGFBP-3 complex for GHIS it may become a platform to enter other potentially very large markets which could include diabetes, severe burns and hip fracture.

Oncology

Cancer is a term applied to a variety of diseases, all of which are characterized by abnormal and unregulated cell growth. The World Health Organization estimates that by 2020, the number of annual worldwide cancer related deaths is expected to reach 10 million. Although there are several drugs available to treat cancer, their use often produces significant side effects and decreases the quality of life of the patient.

Clearly there are a number of factors that can contribute to the development and progression of malignancies. Scientific research over the past two decades has brought about the identification of key cellular pathways that regulate tumor growth. As a result, novel agents that target these growth-promoting pathways are emerging as promising new treatments for cancer.

Our oncology program focuses on IGFBP-3 as a naturally occurring anti-tumor agent. This proprietary product is normally found in the human bloodstream, and several clinical studies have demonstrated that cancer risk increases with decreasing blood levels of IGFBP-3.

rhIGF-I/rhIGFBP-3

Our lead product candidate, rhIGF-I/rhIGFBP-3, is the recombinant protein complex of IGF-I and its most abundant binding protein, IGFBP-3. In animal studies, rhIGF-I/rhIGFBP-3 displays metabolic and anabolic activities similar to those observed with rhIGF-I. Of most importance, rhIGF-I/rhIGFBP-3 has a longer half life than, and may have an improved safety and efficacy profile compared to, rhIGF-I.

rhIGF-I/rhIGFBP-3 is IGF-I derived from E. coli containing a gene encoding human IGF-I, bound to IGFBP-3 derived from E. coli containing a gene encoding human IGFBP-3. When injected into animals and humans, rhIGF-I/rhIGFBP-3 mimics the physiological effects of IGF-I and offers certain benefits over the administration of rhIGF-I, including:

•	providing a convenient once daily dose regimen; and

•	possibly providing an improved safety profile.

Several short and long-term (greater than five years) studies to evaluate the effects of rhIGF-I in children with GHIS, such as LS, have demonstrated the effectiveness of rhIGF-I to significantly increase growth velocity.

In 2002, the FDA granted us Orphan Drug Status for rhIGF-I/rhIGFBP-3 for the treatment of GHIS, thus allowing an extended period of exclusivity. We are also in the process of applying for Orphan Drug Status in Europe through the European Medical Evaluation Agency (EMEA). We plan on initiating a pivotal trial for rhIGF-I/rhIGFBP-3 in GHIS in Europe during the first half of 2003. Commercial approval of rhIGF-I/rhIGFBP-3 for the treatment of GHIS is one of our main priorities. We intend to use the small LS indication to support the efficacy and safety of rhIGF-I/rhIGFBP-3 for the treatment of GHIS and fast-track the product for approval in the US and Europe for the treatment of GHIS, during the second half of 2004.

We have also previously conducted clinical trials with rhIGF-I/rhIGFBP-3 for the treatment of diabetes.

In April 2000, the Journal of Clinical Endocrinology & Metabolism published the results of our first completed Phase II clinical trial with rhIGF-I/rhIGFBP-3 for type 1 diabetes. This trial demonstrated that rhIGF-I/rhIGFBP-3 significantly improves insulin sensitivity and lowers glucose in patients with type 1 diabetes with no clinically relevant adverse side effects. This data was based on a double-blind, placebo-controlled study involving 12 patients with type 1 diabetes. Specifically, data from this study revealed that when compared to placebo, average daily insulin requirements were significantly reduced (p<0.01), average daily blood glucose levels declined (p<0.02) and cholesterol levels declined (p<0.05). Published results of previous studies by other companies of rhIGF-I administered alone without rhIGFBP-3 indicate that patients frequently reported jaw pain, muscular pain, headache and tissue swelling. There were no reports of clinically relevant side effects in this Phase II trial of rhIGF-I/rhIGFBP-3.

At the 2001 American Diabetes Association meeting, we reported results from our clinical study of  rhIGF-I/rhIGFBP-3 in type 2 diabetes patients. Data from this randomized, double-blind study demonstrated that the drug reduced insulin consumption by 51% to 83% and fasting blood glucose levels by 29% to 31%.

In January 2002, we announced positive results from a Phase II dose-ranging trial of rhIGF-I/rhIGFBP-3 in patients with type 2 diabetes. This study was placebo-controlled and double-blinded with eight-day treatment duration to determine the efficacy, safety and pharmacokinetics of rhIGF-I/rhIGFBP-3 in subjects with type 2 diabetes. Thirty-seven subjects were randomized to receive either placebo or rhIGF-I/rhIGFBP-3 at dose levels between 0.125 mg/kg and 2 mg/kg once daily in the evening. All subjects were on insulin therapy prior to enrollment and continued to receive appropriate insulin doses during a four-day run-in period as well as during the treatment period. The data demonstrated that statistically significant improvements in insulin sensitivity and fasting blood glucose occurred with the administration of rhIGF-I/rhIGFBP-3, with the most pronounced changes achieved with a dose of 2 mg/kg. At this dose a significant decrease in average daily insulin requirement from 70.8 units at baseline to 56.5 units (-20.2%) at the end of the treatment period was observed. Other outcome measurements included the change in fasting blood glucose, which was decreased from 171.5mg/dL at baseline to 102.2mg/dL on treatment day eight (-40.4%) for the patient group receiving 2mg/kg of rhIGF-I/rhIGFBP-3 versus a decrease from 151.5mg/dL to 134.8mg/dL (-11%) for the patient group receiving placebo. The study further revealed a dose-dependent occurrence of mild hypoglycemia, which suggests that patients on rhIGF-I/rhIGFBP-3 therapy could have further lowered their daily insulin dose to achieve a desirable fasting blood glucose concentration. We believe the results demonstrated that a single daily dose of rhIGF-I/rhIGFBP-3 can be an effective adjunct to insulin in patients with type 2 diabetes whose blood glucose is poorly controlled by standard insulin regimens.

In January 2003, we announced positive results from a dose-ranging trial of rhIGF-I/rhIGFBP-3 in adolescent patients with type 1 diabetes. The double-blind placebo controlled dose-range finding study was designed to investigate the effects of the addition of a single daily dose of rhIGF-I/rhIGFBP-3 on insulin sensitivity, growth hormone and IGF-I levels in adolescent subjects with type 1 diabetes. The study was conducted at the University of Cambridge in Cambridge, England. All subjects were on insulin therapy prior to enrollment and continued to receive appropriate insulin doses during the study. The study revealed that following the administration of rhIGF-I/rhIGFBP-3, IGF-I blood levels were restored and increases in insulin sensitivity occurred in a dose-dependent manner.

rhIGFBP-3

Our second product candidate, rhIGFBP-3 is currently in preclinical development to evaluate its potential as a novel anti-tumor agent to treat human cancers. In January 2003 we announced the results of studies conducted by our collaborators at McGill University in Montreal, Canada and the Bristol Royal Infirmary in Bristol, England. These studies demonstrated that rhIGFBP-3 caused a significant reduction in cancer cell growth and a marked inhibition of tumor growth in animals with no adverse side effects. Ongoing preclinical work is directed toward defining the optimal clinical protocol in which to translate the promising observations.

This program is very focused and is moving forward at a rapid pace. Toxicology studies in support of the Phase I clinical program are set to begin in the first half of 2003 and we plan to file an IND application in the second half of 2003. In addition, we are actively seeking strategic partnerships to expedite the clinical development of this compound.

Business Strategy

We are a company focused on product development and commercialization, whose goal is to become a leading biopharmaceutical company treating metabolic and endocrine diseases. The key elements of our strategy are listed below.

Focus on products to treat metabolic and endocrine diseases.    Our approach is to correct metabolic defects in the human body by replacing key regulatory molecules in a physiologically relevant fashion. We will work to complete the development and approval of our products to treat indications with unmet medical needs. We will initially focus on diseases characterized by abnormalities in the growth hormone/insulin-like growth factor axis. We believe these are largely underserved, niche markets. Our management team has significant experience in drug development and we will use this expertise to complete our clinical development programs and, if successful, file for regulatory approval in the U.S. and Europe.

Retain commercial rights to market products in selected markets.    Our goal is to retain relevant marketing rights to our products, commercializing them in selected niche markets.

Establish corporate partnerships in certain markets.    We plan to establish corporate partnerships and other relationships to develop, market and commercialize our products that are not within our core focus.

Outsource manufacturing to deploy resources efficiently.    Our management team has significant experience in negotiating and supervising contractual arrangements with third parties for the manufacture of drug products on a cost effective basis. To deploy our resources efficiently, we currently plan to continue to outsource the manufacture of rhIGF-I/rhIGFBP-3 and rhIGFBP-3.

Acquire and in-license additional products and technologies.    We intend to acquire additional products and technologies that complement our activities within the field of metabolic and endocrine diseases. We believe such acquisitions in fields where we have expertise can be rapidly integrated into our development and commercialization programs.

Research and Development

We have devoted substantially all of our resources since we began our operations to the research and development of pharmaceutical product candidates for metabolic and endocrine diseases. Our research and development expenses were approximately $18.1 million in 2002, $35.5 million in 2001 and $21.6 million in 2000.

Strategic Licensing Agreements

Avecia Limited

In May 2002, we entered into an agreement with Avecia Limited, Europe’s largest privately held specialty chemical company, for the process development and manufacture of rhIGF-I/rhIGFBP-3 In consideration for this process development and manufacturing agreement, we are obligated to pay success fees for process development milestones and manufacturing costs associated with ongoing production of rhIGF-I/rhIGFBP-3 and rhIGFBP-3.

Pharmacia, Inc.

Pharmacia, Inc. was granted marketing approval in several European and Scandinavian countries for  rhIGF-I for the treatment of GHIS. Pharmacia is no longer producing rhIGF-I. In October 2002, we entered into an agreement with Pharmacia that grants us an exclusive license to Pharmacia’s portfolio of regulatory filings pertaining to rhIGF-I for the treatment of GHIS. We have made a commitment to make rhIGF-I/rhIGFBP-3 available on a compassionate named patient basis to GHIS subjects that were previously being treated with rhIGF-I supplied by Pharmacia.

University of Virginia Alumni Patents Foundation

We have a license agreement with the University of Virginia Alumni Patents Foundation that grants a worldwide, exclusive license, including the right to grant sublicenses, to use and practice certain patents related to INS-1 for the treatment of diabetes. The license extends for the full term of the patents. The Foundation may terminate the license upon untimely payment of royalties or our bankruptcy or insolvency. We may terminate the license upon 90 days notice to the Foundation. Either party may terminate upon a material breach by the other party.

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

Following the discontinuation of our INS-1 program we are currently evaluating this agreement.

Patents and Proprietary Rights

Proprietary protection is important to our business, and our policy is to protect our technology by filing patent applications for technology that we consider important. We intend to file additional patent applications, when appropriate, relating to improvements in our technology and other specific products that we develop. As with any pending patent application, there can be no assurance that any of these applications issue in the United States or in foreign countries. There also can be no assurance that United States or foreign patents issuing from any of these applications will not later be held invalid or unenforceable.

rhIGF-I/rhIGFBP-3

We hold 25 United States issued or allowed patents related to the composition, production, antibodies and methods of use for rhIGF-I/rhIGFBP-3 and rhIGFBP-3, including:

•	Two issued patents for rhIGFBP-3 composition-of-matter.

•	12 therapeutic use patents for rhIGF-I/rhIGFBP-3, IGF-I, rhIGFBP-3 or rhIGFBP-3 fragments for the treatment of various disease conditions.

•	11 patents regarding novel expression, production or analysis methods, some of which may be used for the manufacture of rhIGF-I/rhIGFBP-3 and pharmaceutical compositions of rhIGF-I/rhIGFBP-3.

Many of the above patents have been issued or are pending issue in the major pharmaceutical markets including Canada, Japan and Europe.

As part of the ongoing development of rhIGF-I/rhIGFBP-3 and rhIGFBP-3, we have filed or intend to file patent applications related to new production methods, improved formulations, new medical uses and new dosing regimens in the United States and in many of the major international pharmaceutical markets. The various issued patents related to rhIGF-I/rhIGFBP-3 and rhIGFBP-3 compositions methods of production and methods of treatment expire at various times during the years 2010 through 2019.

As part of our development and manufacturing agreement with Avecia Limited, we have also obtained certain nonexclusive rights to Avecia’s proprietary manufacturing technology.

In 1998 Genentech requested a hearing with the European Patent Office to oppose the validity of one of our European patents with claims to rhIGFBP-3, uses of rhIGFBP-3 and uses of rhIGF-I/rhIGFBP-3. As of yet, no hearing date has been set by the European Patent Office. Should the opposition hearing be held and should Genentech prevail, some or all of the claims of this patent may be revoked. This result could lessen our ability to exclude others, but would not affect our own ability to practice these claims.

Third parties, including Genentech, Chiron, Amgen, Novartis AG, Fujisawa, Beth Israel Hospital and Robert Rieveley hold United States and/or foreign patents possibly directed to the composition, production and/or use of rhIGF-I, rhIGFBP-3, rhIGF-I/rhIGFBP-3 and/or recombinant proteins in general. After examining these patents, we do not believe they present an obstacle to our plans to commercialize rhIGF-I/rhIGFBP-3 and rhIGFBP-3. However, we can provide no assurance that any one of these third parties will not assert in the future a contrary position, for instance in the context of an infringement action. Moreover, while we cannot predict with certainty the outcome of such a proceeding, an adverse ruling could impact our ability to make, use or sell our products.

INS-1

We currently possess the rights through ownership or license to ten issued United States patents related to our INS-1 technology, including seven issued patents that we have exclusively licensed from the University of Virginia Patent Foundation. We also own two pending patent applications claiming new medical uses of INS-1 and improved methods to manufacture INS-1.

The various issued patents cover use of compounds to treat insulin resistance related diseases, methods for production of INS-1, purified insulin mediators and purification processes. The initial terms of these patents expire at various times between May 2009 and January 2018.

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

Manufacturing

We currently rely, and plan to continue to rely, on contract manufacturers to produce rhIGF-I/rhIGFBP-3 and rhIGFBP-3. Our product candidates will need to be manufactured in a facility by processes that comply with the FDA’s good manufacturing practices and other similar regulations. It may take a substantial period of time to begin manufacturing our products in compliance with such regulations. If we are unable to establish and maintain relationships with third parties for manufacturing sufficient quantities of our product candidates and their components that meet our planned time and cost parameters, the development and timing of our clinical trials and/or product commercialization may be adversely affected.

rhIGF-I/rhIGFBP-3 is a complex of two proteins, rhIGF-I and its binding protein rhIGFBP-3, and is manufactured using recombinant DNA technology. The manufacturing process is complicated and involves expression of the two proteins by bacterial fermentation followed by purification and combination of the two proteins. During the manufacturing process, rhIGF-I and rhIGFBP-3 are produced separately and then combined to make rhIGF-I/rhIGFBP-3. The rhIGFBP-3 can either be utilized to make rhIGF-I/rhIGFBP-3 or kept separate as its own distinct product.

To date, we have supplied all of our pre-clinical and clinical Phase II study requirements with rhIGF-I/rhIGFBP-3 previously produced by our subsidiary, Celtrix. Since Celtrix no longer produces rhIGF-I/rhIGFBP-3, we have identified a new source for this compound for clinical trial and commercial use. We have an agreement with Avecia Limited to manufacture rhIGF-I/rhIGFBP-3 and rhIGFBP-3 at Avecia’s site at Billingham, England. We cannot guarantee that Avecia will be able to produce the rhIGF-I/rhIGFBP-3 and rhIGFBP-3 necessary for future clinical trials and commercialization.

Marketing and Sales

We currently have no sales, marketing or distribution capability. In order to commercialize any of our product candidates, we must either internally develop sales, marketing and distribution capabilities or make arrangements with a third party to perform these services.

Our goal is to retain marketing, sales and distribution rights to our product candidates for certain niche markets and find commercial partners to develop and market our products in markets outside of our core focus.

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

Government Regulation

Government authorities in the United States and other countries extensively regulate the research, development, testing, manufacture, promotion, marketing and distribution of drug products. Drugs are subject to rigorous regulation by the United States Food and Drug Administration (FDA) and similar regulatory bodies in other countries. The steps ordinarily required before a new drug may be marketed in the United States are similar to steps required in most other countries and include:

•	pre-clinical laboratory tests, pre-clinical studies in animals and formulation studies and the submission of an Investigational New Drug Application (IND);

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

•	the submission of a New Drug Application (NDA); and

•	regulatory review and approval of the NDA before any commercial sale or shipment of the drug.

Pre-clinical tests include laboratory evaluation of product chemistry and stability, as well as animal studies to evaluate toxicity. The results of pre-clinical testing are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before beginning clinical tests in humans. At any time during this 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The IND process may become extremely costly and substantially delay development of our products. Moreover, positive results of pre-clinical tests will not necessarily indicate positive results in clinical trials.

Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. During Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess pharmacokinetics and safety.

Phase II usually involves studies in a limited patient population to:

•	assess the efficacy of the drug in specific targeted indications;

•	assess dosage tolerance and optimal dosage; and

•	identify possible adverse effects and safety risks.

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

If FDA evaluations of the NDA and related manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the NDA and authorization of commercial marketing of the drug. The FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission or the manufacturing site(s) and often requiring additional testing or information.

The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections. Because we intend to contract with third parties for manufacturing of these products, our control of compliance with FDA requirements may be incomplete. In addition, identification of certain side effects or the occurrence of manufacturing problems after any of its drugs are on the market could cause subsequent withdrawal of approval, reformulation of the drug, additional pre-clinical testing or clinical trials and changes in labeling of the product.

Outside the United States, our ability to market our products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. The foreign regulatory approval process includes similar risks as those associated with FDA approval as described above.

Employees

As of December 31, 2002, we had 23 full-time employees. Of these employees, 13 were engaged in research and development and 10 were engaged in general management, finance and administration. None of our employees is covered by any collective bargaining agreement. We consider relations with our employees to be good.

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

Our long-term viability and growth will depend on the successful commercialization of products resulting from our development activities, including rhIGF-I/rhIGFBP-3 and rhIGFBP-3. All of our potential products and production technologies are in the research or development stages, and we have generated no revenues from product sales. We need to conduct significant additional development, laboratory and clinical testing and invest significant additional amounts of capital before we can commercialize our products. We can give you no assurances that we will identify, develop or produce products with commercial potential or that we will secure market acceptance for our products. The failure to commercialize our potential products will adversely affect our business, financial condition and results of operations. In addition, the research, development, testing, clinical trials and acquisition of the necessary regulatory approvals with respect to any given product will take many years and thus delay our receipt of revenues, if any, from any such products. In addition, potential products that appear promising at early stages of development may fail for a number of reasons, including the possibility that the products:

•	may be ineffective;

•	may cause harmful side effects; or

•	may be too expensive to manufacture.

Our products may also fail to receive regulatory approval. In addition, even after regulatory authorities approve our products, the products may fail to achieve market acceptance or the proprietary rights of third parties may prevent their commercialization.

Since we have a limited operating history, a history of operating losses and an expectation that we will generate operating losses for the foreseeable future, we may not achieve profitability for some time, if at all.

We are focused on product development and we currently have no sales. We have incurred losses each year of operation and we expect to continue incurring operating losses for the foreseeable future. The process of developing our products requires significant pre-clinical testing and clinical trials as well as regulatory approvals for commercialization and marketing before we can begin to generate any revenue from product sales. In addition, commercialization of our drug candidates will require us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activity. We expect that these activities, together with our general and administrative expenses, will result in substantial operating losses for the foreseeable future. As of December 31, 2002, our accumulated deficit was $176.2 million. For the year ended December 31, 2002, our consolidated net loss was $36.4 million.

We will need additional funds in the future to continue our operations, but we face uncertainties with respect to our access to capital that could adversely impact our business, financial condition and results of operations.

We will require substantial future capital in order to continue to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring our therapeutic products to market and to establish production, marketing and sales capabilities. There can be no assurance that our cash reserves together with any subsequent funding will satisfy our capital requirements. The failure to satisfy our capital requirements will adversely affect our business, financial condition and results of operations. Our future capital requirements will depend on many factors, including the progress of pre-clinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing and prosecuting patent applications and enforcing patent claims and the establishment of strategic alliances and activities required for product commercialization. We believe that existing cash reserves will sufficiently fund our activities through 2004.

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

We cannot be certain that we will obtain any regulatory approvals in other countries, and the failure to obtain such approvals may materially adversely affect our business, financial condition and results of operations. In order to market our products outside of the United States, our corporate partners and we must comply with numerous and varying regulatory requirements of other countries. The approval procedures vary among countries and can involve additional product testing and administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries includes all of the risks associated with obtaining FDA approval detailed above. Approval by the FDA does not ensure approval by the regulatory authorities of other countries.

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

We currently have no internal manufacturing and limited marketing capability, which may make commercializing our products difficult.

We have no internal manufacturing and limited marketing capability. Failure to successfully manufacture and market our products could materially adversely affect our business, financial condition and results of operations. We intend to enter strategic alliances with other parties that have established commercial scale manufacturing capabilities. There can be no assurance that we will enter such strategic alliances on terms favorable to us, or at all. If we are unable to establish and maintain relationships with third parties for manufacturing sufficient quantities of our product candidates and their components that meet our planned time and cost parameters, the development and timing of our clinical trials may be adversely affected. In addition, there can be no assurance that an adverse FDA inspection of a contractor’s manufacturing facilities would not impede our commercial supply capability. As an alternative, we may choose to commercialize such products on our own, which would require substantial additional funds.

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

Manufacturing capacity necessary to supply rhIGF-I/rhIGFBP-3 and rhIGFBP-3 may not be available, which may adversely affect our business, financial condition and results of operations.

The available capacity for the manufacture of recombinant proteins that comprise rhIGF-I/rhIGFBP-3 is limited. A shutdown or disruption in any of these facilities due to technical, regulatory or other problems, resulting in an interruption in supply of these materials, could delay our development activities and adversely impact our business, financial condition and results of operations.

Process improvements in the manufacture of rhIGF-I/rhIGFBP-3 and rhIGFBP-3 will be necessary to conduct Phase III clinical trials and produce commercial scale quantities.

We have signed an agreement with Avecia Limited to manufacture rhIGF-I/rhIGFBP-3 and rhIGFBP-3 at Avecia’s site at Billingham, England. At present, rhIGF-I/rhIGFBP-3 and rhIGFBP-3 have never been manufactured by Avecia; we cannot guarantee that they will be able to produce rhIGF-I/rhIGFBP-3 and rhIGFBP-3 at scales necessary for Phase III and commercialization. If process improvements are not successful, our costs will increase and the manufacture of rhIGF-I/rhIGFBP-3 and rhIGFBP-3 for Phase II and Phase III studies will be delayed. Such delay could materially adversely affect our business, financial condition and results of operations.

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

We intend to enter into collaborative relationships which will involve our collaborator conducting proprietary development programs. Any conflict with our collaborators could reduce our ability to obtain future collaboration agreements and negatively influence our relationship with existing collaborators, which could reduce our revenues and have an adverse effect on our business, financial condition and results of operations. Moreover, disagreements with our collaborators could develop over rights to our intellectual property.

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

We can give no assurance that a third party will not claim (with or without merit) that we have infringed or misappropriated their proprietary rights. A variety of third parties have obtained, and are attempting to obtain, patent protection relating to the production and use of rhIGF-I and/or rhIGFBP-3. We can give no assurances as to whether any issued patents, or patents that may later issue to third parties, would affect our contemplated commercialization of rhIGF-I/rhIGFBP-3 or rhIGFBP-3. We can give no assurances that such patent(s) can be avoided, invalidated or licensed. If any third party were to assert a claim for infringement, we can give no assurances that we would be successful in the litigation or that such litigation would not have a material adverse effect on our business, financial condition and results of operation. Furthermore, we may not be able to afford the expense of defending against such a claim.

Third parties, including Genentech, Chiron, Amgen, Novartis AG, Fujisawa, Beth Israel Hospital and Robert Rieveley hold United States and/or foreign patents possibly directed to the composition, production and/or use of rhIGF-I, rhIGFBP-3, rhIGF-I/rhIGFBP-3 and/or recombinant proteins in general. After examining these patents, we do not believe they present an obstacle to our plans to commercialize rhIGF-I/rhIGFBP-3 and rhIGFBP-3. However, we can provide no assurance that any one of these third parties will not assert in the future a contrary position, for instance in the context of an infringement action. Moreover, while we cannot predict with certainty the outcome of such a proceeding, an adverse ruling could impact our ability to make, use or sell our products.

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

In 1998 Genentech requested a hearing with the European Patent Office to oppose the validity of one of our European patents with claims to rhIGFBP-3, uses of rhIGFBP-3 and uses of rhIGF-I/rhIGFBP-3. As of yet, no hearing date has been set by the European Patent Office. Should the opposition hearing be held and should Genentech prevail, some or all of the claims of this patent may be revoked. This result could lessen our ability to exclude others, but would not affect our own ability, to practice these claims.

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

Our common stock is listed on the Nasdaq National Market under the ticker symbol “INSM.” The market price of our stock has been and may continue to be highly volatile, and announcements by us or by third parties may have a significant impact on our stock price. These announcements may include:

•	our listing status on the Nasdaq National Market;

•	results of our clinical trials and preclinical studies, or those of our corporate partners or our competitors;

•	our operating results;

•	developments in our relationships with corporate partners;

•	developments affecting our corporate partners;

•	negative regulatory action or regulatory approval with respect to our announcement or our competitors’ announcement of new products;

•	government regulations, reimbursement changes and governmental investigations or audits related to us or to our products;

•	developments related to our patents or other proprietary rights or those of our competitors;

•	changes in the position of securities analysts with respect to our stock; and/or

•	operating results below the expectations of public market analysts and investors.

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

Certain provisions of Virginia law, our articles of incorporation and our amended and restated bylaws, and our Shareholder Rights Plan make a hostile takeover by a third party difficult.

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

Available Information

Our Internet website address is: www.Insmed.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

ITEM 2.    PROPERTIES

We occupy 46,000 square feet of office and laboratory space in Glen Allen, Virginia. Our annual cash cost for the space including utilities and services in 2003 is approximately $1.1 million under an operating lease that contains annual escalations of 1.75% and expires in October 2006. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternate space will be available on commercially reasonable terms when our lease expires or when we need additional space.

ITEM 3.    LEGAL PROCEEDINGS

We are not involved in any legal proceedings that, in our opinion, could have a material adverse effect on our business or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our shareholders during the quarter ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock began trading on The Nasdaq SmallCap Market on June 1, 2000. We moved from The Nasdaq SmallCap Market to the Nasdaq National Market on August 8, 2000. On January 22, 2003, Insmed received a NASDAQ Staff Determination indicating that the Company has failed to comply with NASDAQ’s minimum bid price requirement of $1.00 per share for continued listing of the Company’s common stock on the NASDAQ National Market as set forth in Marketplace Rule 4450(a)(5). As a result, the Company’s common stock was subject to delisting from the NASDAQ National Market on January 31, 2003. Following procedures set forth in the NASDAQ Marketplace Rule 4800 series, the Company requested a hearing before a NASDAQ Listing Qualifications Panel (the Panel) to review the Staff Determination. The hearing occurred on March 6, 2003 and the delisting action has been stayed pending the Panel’s decision. The Panel has 30 days from the hearing date to render a decision. At the time of filing of this annual report on Form 10-K with the SEC, no decision had been received from the Panel.

In the event the Panel denies the Company’s request for continued listing on the NASDAQ National Market, the Company intends to apply for its common stock to be listed on the NASDAQ SmallCap Market. The Company believes that its common stock will likely be listed on the NASDAQ SmallCap Market if it is delisted from the NASDAQ National Market.

If, at some future date, the Company’s common stock should cease to be listed on the NASDAQ National Market and the NASDAQ SmallCap Market, the common stock could publicly trade over-the-counter. In such an event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. In addition, if the Company’s common stock were to be delisted from trading on the NASDAQ National Market and from the NASDAQ SmallCap Market and the trading price of the common stock were to remain below $5.00 per share, trading in our common stock could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (generally, any non-NASDAQ and non-national exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of investors to trade our common stock. Many brokerage firms are reluctant to recommend lower price stocks for their clients, and the policies and practices of a number of brokerage houses tend to discourage individual brokers within those firms from dealing in lower price stocks. Also, the brokerage commission on the purchase or sale of a stock with a relatively low per share price generally tends to represent a higher percentage of the sales price than the brokerage commission charged on a stock with a relatively higher per share price, to the detriment of our shareholders and the market for our common stock.

Our trading symbol is “INSM.” The following table lists, for the periods indicated, the high and low sale prices per share for our common stock as reported on The Nasdaq National Market.

	Insmed Common Stock
Fiscal Year 2002	High	Low
Fourth Quarter	$0.73	$0.32
Third Quarter	2.00	0.37
Second Quarter	3.10	1.24
First Quarter	3.99	2.51

Fiscal Year 2001	High	Low
Fourth Quarter	$4.76	$2.26
Third Quarter	8.15	2.14
Second Quarter	9.75	3.33
First Quarter	7.00	2.88

On February 28, 2003, the last reported sale price for our common stock on the Nasdaq National Market was $0.49 per share. As of February 28, 2003, there were 521 holders of record of our common stock.

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

ITEM 6.    SELECTED FINANCIAL DATA

In the table below, we provide you with selected consolidated financial data. We have prepared this information using the consolidated financial statements of Insmed for the five years ended December 31, 2002. The acquisition of Celtrix closed on May 31, 2000. The purchase method of accounting was used to account for the transaction. Accordingly, the results of operations for Celtrix are included in the historical financial information commencing June 1, 2000. The financial statements for each of the five fiscal years ended December 31, 2002 have been audited by Ernst & Young LLP, our independent auditors.

When you read this selected historical financial data, it is important that you also read the historical financial statements and related notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23 to 27.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Historical Statement of Operations Data:
Revenues	$—	$—	$60	$296	$1,955
Operating expenses:
Research & development	3,669	5,657	21,608	35,506	18,077
General and administrative	1,626	2,189	5,989	4,881	2,984
Operational restructuring charge	—	—	—	—	2,533
Goodwill Impairment charge	—	—	—	—	15,385
Purchased research and development	—	—	50,434	—	—
Stock compensation	—	285	3,564	95	—

Total operating expenses	5,295	8,131	81,595	40,482	38,979
Operating loss	(5,295)	(8,131)	(81,535)	(40,186)	(37,024)
Interest income, net	486	338	1,873	3,017	607

Loss before income taxes	(4,809)	(7,793)	(79,662)	(37,169)	(36,417)
Income tax expense	—	—	200	—	—

Net loss	$(4,809)	$(7,793)	$(79,862)	$(37,169)	$(36,417)

Basic and diluted net loss per share	$(1.68)	$(2.47)	$(4.36)	$(1.13)	$(1.10)
Weighted average shares	2,868	3,155	18,319	32,871	33,066
Historical Balance Sheet Data:
Cash, cash equivalents and marketable securities	$11,677	$4,635	$83,083	$51,250	$27,337
Total assets	11,938	5,296	102,718	71,606	28,308
Stockholders’ equity	11,661	4,462	96,782	59,695	23,448

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion also should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Overview

We discover and develop pharmaceutical products for the treatment of metabolic and endocrine disorders. We have two lead drug candidates — rhIGF-I/rhIGFBP-3 and rhIGFBP-3.

We have not been profitable and have accumulated deficits of approximately $176.2 million through December 31, 2002. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. In general, our expenditures may increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

The full cost and completion dates, through commercialization, of our current research and development projects, rhIGF-I/rhIGFBP-3 and rhIGFBP-3, are entirely dependent on the results of our current Phase II and potential Phase III clinical trials for rhIGF-I/rhIGFBP-3, together with the subsequent review of these Phase III results with the FDA, and our pre-clinical trials with rhIGFBP-3. Therefore, the estimated full cost of completion and the final completion dates for our current research and development projects are unknown at this time.

On September 10, 2002, we announced that we would immediately discontinue the internal development of one of our investigational drug candidates, INS-1, based on the results of recently completed Phase II clinical trials. Similarly, our Japanese partner to develop INS-1 in Japan and Asia, Taisho Pharmaceuticals, Co., Ltd., also indicated its intention to discontinue its involvement in any future development in INS-1, and terminated the joint development agreement in accordance with the terms of the agreement.

As a result of the decision to discontinue the INS-1 development program and Taisho’s notice to terminate our joint development agreement, we approved a restructuring plan to focus on our remaining drug candidates. In the third quarter of 2002, we recorded a restructuring charge of $2.5 million. The components of the restructuring charge included expenses of $1.2 million related to the anticipated payouts under lease agreements for laboratory space no longer utilized at our headquarters, $0.7 million related to the impairment of idle laboratory equipment at our headquarters, and $0.6 million related to the cost of severance benefits after the termination of 32 employees, or 55% of the workforce, at our headquarters and laboratory in Glen Allen, Virginia. Prior to the end of the third quarter of 2002, all of the affected employees had been terminated. At December 31, 2002, approximately $0.3 million and $1.0 million of these costs remain accrued in the current and long-term portions of the restructuring reserve, respectively. These balances are expected to closely approximate the remaining costs to be incurred by us for lease obligations. As of December 31, 2002, substantially all severance had been paid to all 32 terminated employees. Lease termination costs are anticipated to extend through 2006.

As a result of Taisho’s decision to terminate the joint development agreement, we also recognized revenue from the Taisho agreement totaling $1.7 million. This item represents revenues previously deferred from a cash payment made by Taisho at inception of the joint development agreement that was being recognized as revenue over the estimated life of the corresponding agreement. Due to the termination of the agreement, the balance of the unrecognized revenue was reported in 2002.

Results of Operations

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

For the year ended December 31, 2002, we recorded a net loss of $36.4 million. Research and development expenses (which consist primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing, compensation and other expenses related to research and development personnel and facilities expenses) decreased $17.4 million from $35.5 million in 2001 to $18.1 million in 2002 as a result of decreased clinical trial activity. INS-1 expenses decreased $15.1 million during 2002, compared to 2001, as follows:

•	Amounts paid to contract research organizations and for site grants, monitoring and other clinical trial-related costs decreased approximately $12.6 million from $17.8 million in 2001 to $5.2 million in 2002. This decrease was primarily due to the winding down of the INS-1 Phase II clinical trials.

•	Contract manufacturing costs to supply INS-1 for our trials decreased $2.5 million from $4.2 million in 2001 to $1.7 million in 2002. This decrease was primarily due to the supply buildup of the INS-1 drug in 2001 and the subsequent use of that drug in 2002.

Clinical and contract manufacturing costs related to the development of rhIGF-I/rhIGFBP-3 decreased approximately $6.2 million, to $3.8 million in 2002 as we completed the development phase and began to scale up our production process for rhIGF-I/rhIGFBP-3 and rhIGFBP-3 with our contract manufacturer, Avecia.

General and administrative expenses decreased $1.9 million from $4.9 million for 2001 to $3.0 million for 2002. The decrease although seen across all support services, is primarily due to lower shareholder expenses, legal fees and accounting services.

In the third quarter 2002, we recorded a restructuring charge of $2.5 million related to the previously announced discontinuation of its INS-1 development program. The components of this charge include expenses of $1.2 million related to the anticipated payouts under lease agreements for laboratory space no longer utilized at our headquarters, $0.7 million related to the impairment of idle laboratory equipment at our headquarters, and $0.6 million related to the cost of severance benefits following the termination of approximately 55% of our workforce.

We also recorded a $15.4 million goodwill write off in the fourth quarter 2002 relating to the Celtrix acquisition in 2000. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, we tested the goodwill being carried on our balance sheet relating to the Celtrix acquisition for impairment by comparing the carrying amount of the goodwill to its fair value. In accordance with Generally Accepted Accounting Principles (GAAP), we adopted the current market value of our stock as the basis for supporting the fair value of our goodwill. Since the announcement of our decision to discontinue the development of INS-1, our stock price has traded at a level which does not reflect the value of goodwill carried on our balance sheet. As a result, under GAAP, there had been impairment to the goodwill and the entire remaining amount of unamortized goodwill of $15.4 million was written off.

The increase in revenues as compared with 2001 is due to the recognition of approximately $1.7 million of revenue from Taisho Pharmaceutical Co., Ltd. This represents revenues, previously deferred, from a cash payment made by Taisho at the inception of the Joint Development Agreement with us in 2000, which were being recognized as revenue over the life of the corresponding patent. As Taisho announced the termination of this agreement, the balance of the unrecognized revenue was recorded in the third quarter of 2002.

As of December 31, 2002, cash and cash equivalents decreased to $27.3 million from $51.3 million at December 31, 2001. As a result of a decreased average cash balance in 2002 compared to 2001, net interest income decreased $2.4 million to $0.6 million. Net receivables from Taisho for its portion of certain INS-1 development activities decreased $3.3 million to $0.2 million.

Accounts payable and accrued project costs decreased $6.2 million from $9.4 million at December 31, 2001 to $3.2 million at December 31, 2002 as a result of decreased clinical and manufacturing activity. Stockholders’ equity decreased $36.3 as a result of the net loss in 2002, net of stock option exercises. The accumulated deficit at December 31, 2001 increased to approximately $176.2 million due to the Company’s 2002 net loss of $36.4 million.

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

For the year ended December 31, 2001, we recorded a net loss of $37.2 million. Research and development expenses (which consist primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing, compensation and other expenses related to research and development personnel and facilities expenses) increased $13.9 million from $21.6 million in 2000 to $35.5 million in 2001 as a result of increased clinical trial activity. INS-1 expenses increased $9.4 million during 2001, compared to 2000, as follows:

•	Amounts paid to contract research organizations and for site grants, monitoring and other clinical trial-related costs increased approximately $10.2 million from $7.6 million in 2000 to $17.8 million in 2001.

•	Contract manufacturing costs to supply INS-1 to our trials decreased $0.8 million from $5.0 million in 2000 to $4.2 million in 2001. This decrease was primarily due to timing as we took advantage of extended manufacturing runs in 2000 in order to build inventory for our Phase II trials.

Clinical and contract manufacturing costs related to the development of rhIGF-I/rhIGFBP-3, the compound we acquired from Celtrix, increased approximately $5.0 million, to $10.0 million in 2001.

Prior to the fiscal year ended December 31, 2000, we generally did not track our historical research and development cost by project; rather, we tracked such costs by the type of costs incurred, such as clinical trial costs and manufacturing costs.

General and administrative expenses decreased $1.1 million from $6.0 million for 2000 to $4.9 million for 2001. The decrease is primarily due to higher legal, investor relations and other costs resulting from the acquisition of Celtrix in 2000. Legal fees were also incurred in 2000 to finalize the license agreement with Taisho, transition the rhIGF-I/rhIGFBP-3 patent estate and other general corporate matters, and we incurred fees in 2000 to develop our new web site and other investor materials.

As of December 31, 2001, cash, cash equivalents and marketable securities decreased to $51.3 million from $83.1 million at December 31, 2000. As a result of an increased average cash balance in 2001 compared to 2000, net interest income increased $1.1 million to $3.0 million. The issuance of equity securities produced net proceeds of approximately $0.3 million in 2001. Net receivables from Taisho for its portion of certain INS-1 development activities increased $2.3 million to $3.5 million.

Accounts payable and accrued project costs increased $6.0 million from $3.4 million at December 31, 2000 to $9.4 million at December 31, 2001 as a result of increased clinical and manufacturing activity. In addition, we deferred the $2.0 million initial licensing fee paid by Taisho in 2000 as part of the joint development agreement and are recognizing it as revenue over the life of the related INS-1 patents. Stockholders’ equity decreased $37.1 million as a result of the net loss in 2001, net of the issuance of equity securities and stock option exercises. The accumulated deficit at December 31, 2001 increased to approximately $139.8 million due to the Company’s 2001 net loss of $37.2 million.

Liquidity and Capital Resources

At December 31, 2002, our cash and cash investments were approximately $27.3 million and were invested in money market instruments. We believe that our current cash position will be sufficient to fund our operations through 2004.

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

Critical Accounting Policies

In Management’s Discussion and Analysis, we discuss the results of operations and financial condition as reflected in the our consolidated financial statements, which have been prepared in accordance with GAAP. Preparation of financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions. We continually evaluate these estimates and assumptions. Note 1 to the Company’s consolidated financial statements include a discussion of our significant accounting policies. The accounting policies discussed below are those we consider critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment. Our financial results might have been different if different assumptions had been used or other conditions had prevailed.

Stock-Based Compensation

We recognize expense for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost is recognized for the excess, if any, of the estimated fair value of the stock at the grant date over the exercise price. Disclosures regarding alternative fair value measurement and recognition methods prescribed by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, are presented in Note 3. The fair value for these awards was estimated at the date of grant using the Black-Scholes pricing method assuming a weighted average volatility, a risk-free interest rate, no dividends, and a weighted-average expected life of the option.

Stock options granted to non-employees are accounted for in accordance with the Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at December 31, 2002, had $27.3 million invested in money market instruments. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at December 31, 2002, are all less than one year minimizes such risks. In addition, while a hypothetical 1.0% per annum decrease in market interest rates would reduce interest income in 2003, it would not result in a loss of the principal and the decline in interest income would be deemed immaterial.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth on pages F-1 to F-13.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information presented under the caption “Nominees,” “Directors Whose Terms Expire at the 2004 Annual Meeting (Class I Directors),” “Directors Whose Terms Expire at the 2005 Annual Meeting (Class II Directors)” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement”) is incorporated herein by reference. Such 2003 Proxy Statement will be filed with the Securities and Exchange Commission in April 2003.

ITEM 11.    EXECUTIVE COMPENSATION

The information presented under the captions “Executive Officer Compensation” and “Director Compensation” of the 2003 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information presented under the caption “Stock Ownership” of the 2003 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information as of December 31, 2002, with respect to compensation plans under which shares of Insmed Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[1]
Equity Compensation Plans Approved by Shareholders 2000 Stock Incentive Plan	3,250,227	$4.49	2,451,192[2]
Equity Compensation Plans Not Approved by Shareholders[3]	—	—	—
Total	3,250,227	$4.49	2,451,192[2]

[1]	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
[2]	The 2000 Stock Incentive Plan permits grants of stock options, stock appreciation rights, restricted stock and performance units. If and to the extent that stock options or stock appreciation rights granted under the 2000 Stock Incentive Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock or performance units are forfeited, the shares of common stock underlying such grants are again available for purposes of the 2000 Stock Incentive Plan.
[3]	The Company does not have any equity compensation plans that have not been approved by its shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information presented under the caption “Certain Relationships and Related Transactions” of the 2003 Proxy Statement is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and Principal Financial Officer, Treasurer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and Principal Financial Officer, Treasurer and Controller concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8–K

(a)	Documents filed as part of this report.

1.	FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page F-1:

(i)	Report of Ernst & Young LLP, Independent Auditors.

(ii)	Consolidated Balance Sheets.

(iii)	Consolidated Statements of Operations.

(iv)	Consolidated Statements of Stockholders’ Equity.

(v)	Consolidated Statements of Cash Flows.

(vi)	Notes to Consolidated Financial Statements.

2.	FINANCIAL STATEMENT SCHEDULES.

None required.

3.	EXHIBITS.

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index. Exhibits 10.1 and 10.2 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richmond, Commonwealth of Virginia, on the 28th day of March, 2003.

INSMED INCORPORATED
a Virginia corporation
(Registrant)

By:	/s/ GEOFFREY ALLAN
Geoffrey Allan, Ph.D.
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 2003.

Signature	Title

/s/ GEOFFREY ALLAN Geoffrey Allan, Ph.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ KEVIN P. TULLY Kevin P. Tully C.G.A.	Treasurer and Controller (Principal Financial and Accounting Officer)

/s/ KENNETH G. CONDON Kenneth G. Condon, C.P.A., C.F.P., M.B.A.	Director

/s/ GRAHAM K. CROOKE Graham K. Crooke, MB.BS	Director

/s/ STEINAR J. ENGELSEN Steinar J. Engelsen, M.D.	Director

/s/ MELVIN SHAROKY Melvin Sharoky, M.D.	Director

/s/ RANDALL W. WHITCOMB Randall W. Whitcomb, M.D.	Director

Section 302 Certification

I, Geoffrey Allan, Chairman of the Board and Chief Executive Officer of Insmed Incorporated, certify that:

(1)	I have reviewed this annual report on Form 10-K of Insmed Incorporated;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on the most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

(6)	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003

/s/ Geoffrey Allan
Geoffrey Allan, Ph.D. Chairman of the Board and Chief Executive Officer Principal Executive Officer

Section 302 Certification

I, Kevin P. Tully, Principal Financial Officer, Treasurer and Controller of Insmed Incorporated, certify that:

(1)	I have reviewed this annual report on Form 10-K of Insmed Incorporated;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on the most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

(6)	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003

/s/ Kevin P. Tully
Kevin P. Tully C.G.A. Treasurer and Controller Principal Financial and Accounting Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Insmed Incorporated

We have audited the accompanying consolidated balance sheets of Insmed Incorporated as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insmed Incorporated at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2002 the Company changed its method for accounting for goodwill and other intangible assets to comply with the accounting provisions of Statement of Financial Accounting Standards No. 142.

/s/ Ernst & Young LLP

McLean, Virginia

January 17, 2003

INSMED INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$27,337	$51,250
Due from Taisho Pharmaceutical Co., Ltd.	199	3,521
Other current assets	615	278

Total current assets	28,151	55,049
Property and equipment, net	157	1,172
Goodwill, net	—	15,385

Total assets	$28,308	$71,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$941	$4,427
Accrued project costs	2,283	4,967
Payroll liabilities	358	719
Restructuring reserve	310	—
Deferred revenue — current portion	—	143

Total current liabilities	3,892	10,256
Restructuring reserve — long-term portion	968	—
Deferred revenue	—	1,655
Stockholders’ equity:
Common stock, $.01 par value: authorized shares 500,000,000; issued and outstanding shares, 33,186,336 in 2002 and 32,931,765 in 2001	332	329
Additional capital	199,344	199,177
Accumulated deficit	(176,228)	(139,811)

Total stockholders’ equity	23,448	59,695

Total liabilities and stockholders’ equity	$28,308	$71,606

See accompanying notes.

INSMED INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues	$1,955	$296	$60
Operating expenses:
Research and development	18,077	35,506	21,608
General and administrative	2,984	4,881	5,989
Operational Restructuring Charge	2,533	—	—
Goodwill impairment charge	15,385	—	—
Purchased research and development	—	—	50,434
Non-cash stock compensation	—	95	3,564

Total operating expenses	38,979	40,482	81,595

Operating loss	(37,024)	(40,186)	(81,535)
Interest income	607	3,017	1,873

Loss before income taxes	(36,417)	(37,169)	(79,662)

Income tax expense	—	—	200

Net loss	$(36,417)	$(37,169)	$(79,862)

Basic and diluted net loss per share	$(1.10)	$(1.13)	$(4.36)

Shares used in computing basic and diluted net loss per share	33,066	32,871	18,319

See accompanying notes.

INSMED INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

(in thousands, except share amounts)

	Series A Convertible Participating Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Capital	Notes Receivable from Stock Sales	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 1999	61	36	10	27,210	(64)	(22,780)	(11)	4,462
Issuance of 792,298 shares of common stock upon exercise of stock options	—	—	8	906	—	—	—	914
Issuance of 32,500 shares of common stock upon exercise of stock warrants	—	—	—	96	—	—	—	96
Issuance of 93,413 shares of common stock to Taisho Pharmaceuticals Co. Ltd.	—	—	1	2,999	—	—	—	3,000
Issuance of 4,969 shares of common stock to licensor	—	—	—	541	—	—	—	541
Issuance of 1,408,169 shares of common stock and 1,725,330 warrants for cash, net of offering costs of $1,775	—	—	14	32,711	—	—	—	32,725
Issuance of 14,470,553 shares of common stock in connection with the acquisition of Insmed Pharmaceuticals, Inc.	(61)	(36)	145	(48)	—	—	—	—
Issuance of 9,527,385 shares of common stock in connection with the acquisition of Celtrix Pharmaceuticals, Inc.	—	—	95	69,425	—	—	—	69,520
Issuance of 5,500,000 shares of common stock for cash, net of offering costs of $4,746	—	—	55	60,512	—	—	—	60,567
Accrued interest on notes receivable	—	—	—	—	(2)	—	—	(2)
Principal payment on notes receivable	—	—	—	—	66	—	—	66
Recognition of stock compensation expense for employee	—	—	—	3,564	—	—	—	3,564
Recognition of stock compensation expense for consultants	—	—	—	1,014	—	—	—	1,014
Comprehensive earnings:
Unrealized gain on marketable securities	—	—	—	—	—	—	177	177
Net loss	—	—	—	—	—	(79,862)	—	(79,862)
Comprehensive loss	—	—	—	—	—	—	—	(79,685)

Balance at December 31, 2000	—	—	328	198,930	—	(102,642)	166	96,782
Issuance of 115,962 shares of common stock upon exercise of stock options	—	—	1	93	—	—	—	94
Issuance of 18,403 shares of common stock from Employee Stock Purchase Plan	—	—	—	59	—	—	—	59
Recognition of stock compensation expense for director	—	—	—	95	—	—	—	95
Comprehensive earnings:
Sale of marketable securities	—	—	—	—	—	—	(166)	(166)
Net loss	—	—	—	—	—	(37,169)	—	(37,169)
Comprehensive loss	—	—	—	—	—	—	—	(37,335)

Balance at December 31, 2001	$—	$—	$329	$199,177	$—	$(139,811)	$—	$59,695
Issuance of 198,282 shares of common stock upon exercise of stock options	—	—	2	125	—	—	—	127
Issuance of 56,289 shares of common stock from Employee Stock Purchase Plan	—	—	1	42	—	—	—	43
Comprehensive earnings:
Net loss	—	—	—	—	—	(36,417)	—	(36,417)
Comprehensive loss	—	—	—	—	—	—	—	(36,417)

Balance at December 31, 2002	$—	$—	$332	$199,344	$—	$(176,228)	$—	$23,448

See accompanying notes.

INSMED INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities
Net loss	$(36,417)	$(37,169)	$(79,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	346	707	302
Amortization of goodwill	—	835	487
Goodwill impairment charge	15,385	—	—
Operational restructuring	1,947	—	—
Initial license fee — Taisho	—	—	2,000
Recognition of deferred revenues	(1,798)	(143)	(59)
(Gain) loss on sale of marketable securities	—	(211)	—
Issuance of stock for services	—	—	1,555
Non-cash stock compensation	—	95	3,562
Purchased research and development	—	—	50,434
Changes in operating assets and liabilities:
Due from Taisho Pharmaceutical Co., Ltd.	3,322	(2,293)	(1,228)
Other current assets	(337)	281	(483)
Accounts payable	(3,486)	1,810	850
Accrued project costs	(2,684)	4,193	534
Payroll liabilities	(361)	115	492

Net cash used in operating activities	(24,083)	(31,780)	(21,416)

Investing activities
Purchases of marketable securities	—	—	(19,224)
Proceeds from marketable securities matured and sold	—	11,500	12,264
Purchases of property and equipment	—	(251)	(1,294)
Acquisition of Celtrix Pharmaceuticals, Inc., net of cash acquired	—	—	3,613

Net cash provided by (used in) investing activities	—	11,249	(4,641)

Financing activities
Proceeds from issuance of common stock	170	153	97,302
Repayment of notes receivable from stock sales	—	—	66

Net cash provided by financing activities	170	153	97,368

Decrease (increase) in cash and cash equivalents	(23,913)	(20,378)	71,311
Cash and cash equivalents at beginning of year	51,250	71,628	317

Cash and cash equivalents at end of year	$27,337	$51,250	$71,628

See accompanying notes.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Business and Summary of Significant Accounting Policies

Insmed Incorporated (the “Company”) discovers and develops pharmaceutical products for the treatment of metabolic and endocrine diseases. Abnormalities in the Growth Hormone (GH)/ Insulin-like Growth Factor I (IGF-I) axis often manifest in multiple endocrine and metabolic conditions, such as growth disorders. Additionally, other conditions such as diabetes are exacerbated by imbalances in the GH/ IGF-I axis. Insmed’s cancer development program focuses on rhIGFBP-3, the primary binding protein of IGF-I. Insmed’s rhIGFBP-3 technology may curtail abnormal cell growth by introducing an excess of rhIGFBP-3 to bind and regulate free IGF-I. Since rhIGFBP-3 interrupts the cell growth signal early in the sequence, rhIGFBP-3 is considered an upstream growth factor inhibitor.

Insmed has two lead drug candidates: rhIGF-I/rhIGFBP-3, which is expected to begin Phase III Clinical testing for GHIS in 2003, and rhIGFBP-3, which is currently undergoing Pre-Clinical trials in the oncology area. The Company is actively developing rhIGF-I/rhIGFBP-3 to treat GHIS and diabetes, and are concurrently continuing pre-clinical studies on rhIGFBP-3 in the cancer indication as an anti-tumor agent.

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

Property and Equipment

Depreciation is provided using the straight-line method over periods ranging from three to seven years. Property and equipment is stated at cost and consists of the following:

	December 31,
	2002	2001
	(in thousands)
Research and development equipment	$—	$1,799
Furniture and office equipment	511	525

	511	2,324
Accumulated depreciation	(354)	(1,152)

Property and equipment, net	$157	$1,172

Fair Value of Financial Instruments

The Company considers the recorded cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts payable, and accrued expenses to approximate the fair value of the respective assets and liabilities at December 31, 2002 due to the short-term maturities of these instruments.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

Stock Compensation Expense

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Net Loss	$(36,417)	$(37,169)	$(79,862)

Net Loss Per Share (Basic and Diluted)	$(1.10)	$(1.13)	$(4.36)

Stock based employee compensation cost (under APB 25)	—	95	3,564
Pro-forma Fair value stock compensation expense	(2,731)	(2,222)	(627)
Pro-Forma Net Income	(39,148)	(39,391)	(80,489)

Pro-Forma Net Loss Per Share (Basic and Diluted)	$(1.18)	$(1.20)	$(4.39)

The fair value for these awards was estimated at the date of grant using the Black-Scholes pricing method assuming a weighted average volatility of 106% in 2002, 89% in 2001, and 83% in 2000, a risk-free interest rate of 3.0% in 2002, 4.5% in 2001, and 6% in 2000, no dividends, and a weighted-average expected life of the option of 5.7 years in 2002, 5 years in 2001 and 4 years in 2000.

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

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Segment Information

The Company currently operates in one business segment, which is the development and commercialization of pharmaceutical products for the treatment of metabolic and endocrine diseases. The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company does not have separately reportable segments as defined by FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company adopted Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 142 requires that an acquired, intangible asset shall initially be recognized and measured based on its fair value. The Statement also provides that goodwill shall not be amortized, but shall be periodically tested for impairment by comparing its fair value to its carrying amount. In prior years goodwill was being amortized on a straight-line basis over twenty years. Accumulated amortization of goodwill was approximately $1,322,000 at December 31, 2001. The Company performed the first of the required impairment tests for goodwill and indefinite-lived intangible assets as of January 1, 2002 and determined that the only effect of the adoption of this Statement on the Company’s earnings and financial position at that time was the ceasing of amortization of goodwill. The next assessment for impairment, following Financial Accounting Standards Board (“FASB”) guidelines, took place in the fourth quarter of 2002. In accordance with SFAS No. 142, the Company has adopted the current market value of the Company’s stock as the basis for supporting the underlying value of the goodwill. Since the announcement of the Company’s decision to discontinue the development of INS-1, the Company’s stock price has traded at a level which does not reflect the value of goodwill carried on the books. Management therefore determined that there had been impairment to the goodwill asset that was being carried at a book value of $15,385,000 and it was written-off in accordance

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with SFAS No. 142. As of December 31, 2002, $15,385,000 of expense was taken as a charge to continuing operations and consequently written-off of the balance sheet. The Company recognized amortization of goodwill of $835,000 and $487,000 for the years ended December 31, 2001 and 2000 respectively. If the pronouncement had been in effect at December 31, 2001 and 2000, net loss as adjusted for the years ended December 31, 2001 and 2000 would have been $36.3 million and $79.4 million, respectively, and net loss per share would have been $1.11 and $4.33, compared to reported net loss for the same periods of $37.2 and $79.9 million, respectively, and net loss per share of $1.13 and $4.36.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition & Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternate methods of transition for an entity that voluntarily changes to the fair-value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock options. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of the Company’s choice of accounting for stock options in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company recognizes expense for stock-based compensation in accordance with the provisions of SFAS No. 148. Accordingly, compensation cost is recognized for the excess, if any, of the estimated fair value of the stock at the grant date over the exercise price. Disclosures regarding the fair value measurement and recognition methods prescribed by Statement No. 123 are presented in Note 3.

2.    Operational Restructuring

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

As a result of the decision to discontinue the INS-1 development program and Taisho’s notice to terminate the joint development agreement, the Company approved a restructuring plan to focus on its remaining drug

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

candidates. In the third quarter of 2002, the Company recorded a restructuring charge of $2.5 million. The components of the restructuring charge included expenses of $1.2 million related to the anticipated payouts under lease agreements for laboratory space no longer utilized at the Company’s headquarters, $0.6 million related to the impairment of idle laboratory equipment at the Company’s headquarters, and $0.6 million related to the cost of severance benefits after the termination of 32 employees, or 55% of the workforce, at the Company’s headquarters and laboratory in Glen Allen, Virginia. At December 31, 2002, approximately $0.3 million and $1.0 million of these costs remain accrued in the current and long-term portions of the restructuring reserve, respectively. These balances are expected to closely approximate the remaining costs to be incurred by the Company for lease obligations. As of December 31, 2002 substantially all severance had been paid to all 32 terminated employees. Lease termination costs are anticipated to extend through 2006.

As a result of Taisho’s decision to terminate the joint development agreement, the Company also recognized revenue from the Taisho agreement totaling $1.7 million. This item represents revenues previously deferred from a cash payment made by Taisho at inception of the joint development agreement that was being recognized as revenue over the estimated life of the corresponding agreement. Due to the termination of the agreement, the balance of the deferred revenue is being recognized in 2002.

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

The Company issues stock options to attract and retain executive officers, key employees, non-employee directors and other non-employee advisors and service providers. The maximum number of shares issuable under the plan is 6,250,000. The current plan provides for issuance of options to purchase up to 6,157,291 shares of common stock with 92,709 options currently available as at December 31, 2002, which can be added to top up the options available to the 6,250,000 maximum. Options may be granted at the discretion of the board of

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directors, compensation committee or a delegate. The weighted-average fair value of options granted during 2002, 2001, and 2000 was $1.36, $3.37, and $8.23, respectively. A summary of stock option activity is as follows:

Description	2002	Weighted Average Exercise Price	2001	Weighted Average Exercise Price	2000	Weighted Average Exercise Price
Options outstanding at January 1	3,143,561	$6.11	1,701,735	$7.39	1,490,558	$1.06
Granted	1,984,750	1.98	1,812,465	4.66	1,060,444	11.37
Exercised	(198,282)	0.64	(115,962)	0.81	(792,298)	1.21
Cancelled	(1,679,802)	5.01	(254,677)	6.75	(56,969)	4.12

Options outstanding at December 31	3,250,227	$4.49	3,143,561	$6.11	1,701,735	$7.39

The following table summarizes options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.172 – $ 0.916	613,390	7.19	$0.59	211,207	$0.76
$ 1.38 – $ 4.88	1,712,603	6.09	3.13	440,189	3.57
$ 5.000 – $ 8.25	466,970	6.12	6.20	250,625	6.21
$10.000 – $13.063	138,125	6.86	11.40	126,875	11.28
$13.313 – $14.00	316,250	3.61	13.67	158,126	13.67
$32.116	2,889	4.25	32.12	2,889	32.12

	3,250,227	6.09	$4.49	1,189,911	$5.86

A total of 8,057,929 shares of common stock were reserved at December 31, 2002 in connection with stock options, stock warrants, and the employee stock purchase plan.

4.    Income Taxes

The deferred tax assets of approximately $94.4 million and $84.5 million at December 31, 2002 and 2001, respectively, arise primarily due to net operating loss carryforwards for income tax purposes. Due to the Company’s anticipated future losses, these amounts have been entirely offset by a valuation allowance.

At December 31, 2002 and 2001, the Company had net operating loss carryforwards for income tax purposes of approximately $222.1 million and $208.4 million (of which $115 million was acquired from Celtrix), respectively, expiring in various years beginning in 2003. Utilization of these carryforwards will be significantly limited due to changes in the ownership of the Company’s common stock.

The Company recognized $200,000 of income tax expense in the year ended December 31, 2000 related to foreign taxes withheld from the initial license fee received from Taisho Pharmaceutical Co., Ltd.

5.    Leases

The Company leases office and laboratory space under an operating lease agreement expiring in October 2006. The lease provides for monthly rent of approximately $30,500 for the office space and $28,000 for the lab

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

space with a 1.75% escalation per year. With the discontinuation of INS-1 and subsequent abandonment of the lab space, the company recognized $1.2 million of rent expense during the third quarter of 2002. The Company also leases a vehicle and office equipment. Future minimum payments on these leases at December 31, 2002 approximate $770,000, $762,000, $772,000, and $571,000 in 2003, 2004, 2005, and 2006, respectively. Rent expense for all operating leases approximated $702,000 in 2002, $663,000 in 2001, and $319,000 in 2000.

6.    Employee Benefit Plans

In 2000, the Company adopted a stock purchase plan whereby eligible employees may purchase common stock. Purchases may be made through payroll deductions subject to annual limitations. The purchase price per share under the plan is the lesser of 85% of the fair market value of a share of common stock at the beginning of each offering period or 85% of the fair market value on the date the purchase is made. As of December 31, 2002 there were 250,000 shares authorized for issuance under the plan and 74,692 have been issued.

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

7.    License and Collaborative Agreements

Taisho Pharmaceutical Co., Ltd.

In July 2000, the Company entered into an agreement with Taisho Pharmaceutical Co., Ltd. (“Taisho”) for the development and commercialization of INS-1 in Japan and certain other Asian countries. The collaboration included payments upon achievement of certain development and regulatory milestones as well as the receipt of royalties on INS-1 sales in Japan and the other Asian countries covered by the agreement. Taisho also funded 20% of the development costs for INS-1 in North America and Europe. Development costs reimbursable by Taisho approximated $1.6 million, $6.0 million and $2.3 million in 2002, 2001 and 2000, respectively, and have been applied to reduce research and development expense. The agreement also provided for an initial license fee of $2.0 million, which was previously being amortized into revenue, on a straight-line basis, over the estimated life of the corresponding patents. In addition, Taisho purchased 93,413 shares of the Company’s common stock in 2000. In September 2002, Taisho indicated its intention to discontinue its involvement in any future development in INS-1, and terminated the joint development agreement in accordance with the terms of the agreement. As a result of this termination the Company recognized the remaining amount of the deferred license fee of $1.7 million in the 2002.

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

Under the license agreement, the Company was required to issue shares of its common stock each time shares of any class of stock were issued so that the Foundation at all times had a 3% undiluted interest in the Company. The right to receive such stock expired May 31, 2000. Prior to the expiration of this right, the Foundation had received 103,780 shares of common stock under the license agreement. These issuances have

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been recorded at their estimated fair value at the time of the respective transaction. Related expenses of $641,000 in 2000 have been included in research and development expense in the accompanying consolidated statements of operations.

Pharmacia

In October 2002 we entered into an agreement with Pharmacia that grants us an exclusive license to Pharmacia’s portfolio of regulatory filings pertaining to rhIGF-IIGF-I. In consideration for the exclusive license we have agreed to make therapy available to the 17 GHIS subjects that were previously being treated with rhIGF-IIGF-I supplied by Pharmacia.

Avecia Limited

In May 2002, we entered into an agreement with Avecia Limited, Europe’s largest privately held specialty chemical company, for the process development and manufacture of rhIGF-I/rhIGFBP-3. In consideration for this process development and manufacturing agreement, we are obligated to pay success fees for process development milestones and manufacturing costs associated with ongoing production of rhIGF-I/rhIGFBP-3 and rhIGFBP-3.

8.    Quarterly Financial Data (Unaudited)

	Fiscal Quarter
	First		Second		Third		Fourth
	2002	2001	2002	2001	2002	2001	2002	2001
	(in thousands, except per share data)
Revenues	$102	$100	$70	$69	$1,757	$66	$26	$61
Operating Loss	(6,309)	(11,345)	(7,279)	(9,629)	(4,812)	(8,975)	(18,624)	(10,237)
Net Loss	(6,107)	(10,093)	(7,107)	(8,793)	(4,706)	(8,371)	(18,497)	(9,912)

Net Loss Per Share (Basic and Diluted)	$(0.19)	$(0.31)	$(0.21)	$(0.27)	$(0.14)	$(0.25)	$(0.56)	$(0.30)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
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

3.4

Form of Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, dated as of July 28, 2000, to effect a one-for-four reverse stock split of Insmed Incorporated’s outstanding Common Stock.

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

Exhibit Number		Exhibit Title

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

10.13

Consent to Sublease, dated as of April 12, 2001, among A & W Virginia Corporation, as Landlord, Rhodia Inc., as Tenant, and Insmed Incorporated, as Subtenant (previously filed as Exhibit 10.16 to Insmed Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.14		Termination Agreement, dated as of February 3, 2003, between Insmed Pharmaceuticals, Inc. and Taisho Pharmaceutical Co., Ltd.

10.15	*	Agreement, dated as of July 25, 2002, between Insmed Incorporated and Avecia Limited.

10.16	*	License and Supply Agreement, dated as of August 28, 2002, between Insmed Incorporated and Pharmacia AB.

21.1		Subsidiaries of Insmed Incorporated (previously filed as Exhibit 21.1 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

23.1		Consent of Ernst & Young LLP.

99.1

Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Title

99.2

Certification of Kevin P. Tully, Treasurer and Controller (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The Securities and Exchange Commission has granted confidential treatment with respect to certain information in these exhibits.
*	Subject to a request for confidential treatment, certain portions of this agreement have been intentionally ommitted. A complete version of this agreement has been filed separately with the Securities and Exchange Commission.