Form 10-Q
period 2003-03-31
INSMED INC
filed 2003-05-15
CIK 1104506

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-30739

INSMED INCORPORATED
(Exact name of registrant as specified in its charter)

Virginia	54-1972729
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4851 Lake Brook Drive	(804) 565-3000
Glen Allen, Virginia 23060	(Registrant’s Telephone Number, Including Area Code)
(Address of Principal Executive Offices, Zip Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check ☒ whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒	No ☐

Indicate by check ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 13, 2003, the latest practicable date, there were 33,117,923 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED
INDEX

REPORT: FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSMED INCORPORATED
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,116	$27,337
Due from Taisho Pharmaceutical Co., Ltd.	—	199
Other current assets	127	615

Total current assets	25,243	28,151
Property and equipment, net	127	157

Total assets	$25,370	$28,308

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,145	$941
Accrued project costs and other	1,544	2,283
Payroll liabilities	237	358
Restructuring reserve	287	310

Total current liabilities	3,213	3,892
Long-Term liabilities:
Restructuring reserve-long-term portion	907	968

Total Liabilities	4,120	4,860

Stockholders’ equity:
Common stock	332	332
Additional capital	199,355	199,344
Accumulated deficit	(178,437)	(176,228)

Net stockholders’ equity	21,250	23,448

Total liabilities and stockholders’ equity	$25,370	$28,308

See accompanying notes.

INSMED INCORPORATED
Condensed Consolidated Statements of Operations
(in thousands, except per share data - unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues	$62	$102
Operating expenses:
Research and development	1,575	5,705
General and administrative	788	706

Total operating expenses	2,363	6,411

Operating loss	(2,301)	(6,309)
Interest income	92	202

Net loss	$(2,209)	$(6,107)

Basic and diluted net loss per share	$(0.07)	$(0.19)

Shares used in computing basic and diluted net loss per share	33,211	32,948

See accompanying notes.

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands - unaudited)

	Three Months Ended March 31,

	2003	2002

Operating activities
Net loss	$(2,209)	$(6,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	118
Changes in operating assets and liabilities:
Due from Taisho Pharmaceutical Co., Ltd.	199	(138)
Other assets	488	103
Accounts payable	204	(1,186)
Accrued project costs and other	(739)	(1,396)
Other liabilities	(121)	(297)
Restructuring reserve	(84)	—

Net cash used in operating activities	(2,232)	(8,903)

Investing activities

Net cash provided by investing activities	—	—

Financing activities
Proceeds from issuance of common stock	11	18

Net cash provided by financing activities	11	18

Decrease in cash and cash equivalents	(2,221)	(8,885)
Cash and cash equivalents at beginning of period	27,337	51,250

Cash and cash equivalents at end of period	$25,116	$42,365

See accompanying notes.

Insmed Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information.  These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  It is presumed that users of this interim financial information have read or have access to the audited financial statements contained in Insmed Incorporated’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain prior period amounts have been reclassified to conform to the March 31, 2003 presentation.

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

Stock-Based Compensation

The Company recognizes expense for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost is recognized for the excess, if any, of the estimated fair value of the stock at the grant date over the exercise price. Disclosures regarding alternative fair value measurement and recognition methods prescribed by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, are presented in Note 3. Stock options granted to non-employees are accounted for in accordance with EITF 96-18, Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

Stock Compensation Expense
(in thousands - except per share data)

	For the Three months Ending

	2003	2002

Net Loss	(2,209)	(6,107)

Net Loss Per Share (Basic and Diluted)	(0.07)	(0.19)

Stock based employee compensation cost (under APB 25)	—	—
Pro-forma Fair value stock compensation expense	(491)	(803)
Pro-forma Net Income	(2,700)	(6,910)

Pro-forma Net Loss Per Share (Basic and Diluted)	(0.08)	(0.21)

The fair value for these awards was estimated at the date of grant using the Black-Scholes pricing method assuming a weighted average volatility of 106%, a risk-free interest rate of 3.0%, no dividends, and a weighted-average expected life of the option of 5.7 years.

3. Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition & Disclosure.  SFAS No. 148 amends SFAS No. 123 to provide alternate methods of transition for an entity that voluntarily changes to the fair-value based method of accounting for stock-based compensation.  It also amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock options.  Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of the Company’s choice of accounting for stock options in interim financial information.  SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company adopted the pronouncement in December 2002, which did not have any effect upon the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities (the “Interpretation”).  In general, the Interpretation requires that the assets, liabilities, and activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has the controlling financial interest.  Companies with VIEs that existed prior to the issuance of the Interpretation will be required to apply the guidance to existing VIEs for the first fiscal period beginning after June 15, 2003.  The Company believes that this Interpretation will not have a material impact on its financial statements.

4. Operational Restructuring

On September 10, 2002, the Company announced that it would immediately discontinue the internal development of one of its investigational drug candidates, INS-1, based on the results of recently completed Phase II clinical trials.  Similarly, the Company’s Japanese partner to develop INS-1 in Japan and Asia, Taisho Pharmaceutical Co., Ltd. (“Taisho”), also indicated its intention to discontinue its involvement in any future development of INS-1, and Taisho terminated the joint development agreement in accordance with the terms of the agreement.

As a result of the decision to discontinue the INS-1 development program and Taisho’s notice to terminate our joint development agreement, the Company approved a restructuring plan to focus on its remaining drug candidates. In the third quarter of 2002, the Company recorded a restructuring charge of $2.5 million.  At March 31, 2003, approximately $0.3 million and $0.9 million of these costs remain accrued in the current and long-term portions of the restructuring reserve, respectively.  These balances are expected to closely approximate the remaining costs to be incurred by the Company for lease obligations.  Lease termination costs are anticipated to extend through 2006.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

Insmed Incorporated is a biopharmaceutical company focused on the development of drug candidates for the treatment of metabolic diseases with unmet medical needs. Insmed has two lead drug candidates — rhIGF-I/rhIGFBP-3 and IGFBP-3.  We are actively developing rhIGF-I/rhIGFBP-3 to treat growth hormone insensitivity syndrome, and are concurrently continuing pre-clinical studies on IGFBP-3 in the cancer indication as an anti-tumor agent.

We have not been profitable and have accumulated a deficit of approximately $178 million through March 31, 2003.  We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses.  In general, our expenditures will increase as development of our product candidates progresses.  However, there will be fluctuations from period to period caused by differences in project-related expenditure requirements at each stage of development.

On May 9, 2003, the Company received a letter from the Nasdaq Stock Market, Inc. (“Nasdaq”) Listing Qualifications Panel (“the Panel”) stating that the Company had demonstrated full compliance with the Nasdaq Qualifications Exception issued to the Company on March 31, 2003. Accordingly, the Panel determined to continue the listing of the Company’s securities on The Nasdaq National Market.

Results of Operations

Revenues for the three months ended March 31, 2003 were $62,000, compared with revenues of $102,000 for the equivalent period in 2002. The net loss for the three months ended March 31, 2003 was ($2.2 million), or ($0.07 per share) which represents an improvement of $3.9 million and $0.12 per share from the ($6.1 million) or ($0.19 per share) loss reported for the corresponding period in 2002. Sequentially, first quarter 2003 revenues were up 138% from the $26,000 reported in the fourth quarter of 2002. The net loss per share of ($0.07) for the first quarter of 2003 was down 88% from the net loss per share of ($0.56) in the fourth quarter of 2002. At March 31, 2003, cash and cash equivalents were $25.1 million, a reduction of $2.2 million from December 31, 2002, as funds were expended for operations.

The reduction in revenues of $40,000 for the first quarter 2003 compared to the first quarter of 2002 was due to the elimination of international license fees for INS-1, which was discontinued in September 2002. The $3.9 million improvement in the net loss for the first quarter 2003 compared to the corresponding period in 2002 was driven by a reduction in research and development costs of $4.1 million as the Company prepares for the initiation of a pivotal Phase III trial of rhIGF-I/rhIGFBP-3 in GHIS.

The $4.1 million reduction in research and development costs, to $1.6 million in the first quarter of 2003 from $5.7 million in the corresponding period of 2002, stemmed primarily from the end of research and development for INS-1. In the first quarter of 2002, the Company was involved in four clinical trials for INS-1. These trials were completed in September 2002. The drop in research and development costs was partially offset by both an increase in general and administrative expenditures of $82,000 and a decrease in interest income of $110,000, for the first quarter of 2003 compared to the corresponding period in 2002. The former is due to a larger allocation of the fixed shared expenses, while the latter occurred as a result of the decline in interest rates and cash invested.

Liquidity and Capital Resources

At March 31, 2003, our cash and cash equivalents of $25.1 million were invested in investment grade, interest-bearing securities.  Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations.  We will need to raise substantial additional funds to continue development and commercialization of our products.  There can be no assurance that adequate funds will be available when we need them, or on favorable terms.  If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at March 31, 2003, had $25.1 million invested in money market instruments and investment grade corporate debt.  Such investments are subject to interest rate and credit risk.  Our policy of investing in highly rated securities whose maturities at March 31, 2003, are all less than one year minimizes such risks.  In addition, while a hypothetical decrease in market interest rates of 10% from March 31, 2003 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

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

(b)	Reports on Form 8-K

A current report on Form 8-K, dated January 27, 2003, was filed to report that (i) the Company received a NASDAQ Staff Determination on January 22, 2003, indicating that the Company had failed to comply with NASDAQ’s minimum bid price requirement of $1.00 per share for continued listing of the Company’s common stock on the NASDAQ National Market as set forth in Marketplace Rule 4450(a)(5) and that, as a result, the Company’s common stock was therefore subject to delisting from the NASDAQ National Market on January 31, 2003, and (ii) the Company had requested a hearing before a NASDAQ Listing Qualifications Panel to review the Staff Determination, which hearing request was expected to stay the delisting of the Company’s common stock pending the Panel’s decision.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED
(Registrant)

Date: May 15, 2003	By:	/s/ KEVIN P. TULLY

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

(5)          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)          The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May 15, 2003

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

(5)          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)          The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May 15, 2003

/s/ KEVIN P. TULLY

Kevin P. Tully
Treasurer and Controller (Principal Financial and Accounting Officer)