Form 10-Q
period 2003-06-30
INSMED INC
filed 2003-08-12
CIK 1104506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDERSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 0-30739

INSMED INCORPORATED

(Exact name of registrant as specified in its charter)

Virginia	54-1972729
(State or other Jurisdiction of	(I.R.S. employer
Incorporation or Organization)	identification no.)

4851 Lake Brook Drive	(804) 565-3000
Glen Allen, Virginia 23060	(Registrant’s telephone number
(Address of principal executive offices)	including area code)

Indicate by check X whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes: ☑    No ☐

Indicate by check X whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes: ☐    No ☑

As of August 6, 2003, the latest practicable date, there were 38,347,039 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED

INDEX

REPORT: FORM 10-Q

PART I.    FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INSMED INCORPORATED

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,008	$27,337
Due from Taisho Pharmaceutical Co., Ltd.	—	199
Other current assets	466	615

Total current assets	22,474	28,151

Property and equipment, net	99	157

Total assets	$22,573	$28,308

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,542	$941
Accrued project costs	1,608	2,283
Payroll liabilities	227	358
Restructuring reserve	287	310

Total current liabilities	3,664	3,892

Long-Term liabilities:
Restructuring reserve-long-term portion	822	968

Total Liabilities	4,486	4,860

Stockholders’ equity:
Common stock	332	332
Additional capital	199,432	199,344
Accumulated deficit	(181,677)	(176,228)

Net stockholders’ equity	18,087	23,448

Total liabilities and stockholders’ equity	$22,573	$28,308

See accompanying notes.

INSMED INCORPORATED

Condensed Consolidated Statements of Operations

(in thousands, except per share data – unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$34	$70	$96	$172

Operating expenses:
Research and development	2,224	6,583	3,799	12,288
General and administrative	1,123	766	1,911	1,472

Total operating expenses	3,347	7,349	5,710	13,760

Operating loss	(3,313)	(7,279)	(5,614)	(13,588)

Interest income	73	172	165	374

Net loss	$(3,240)	$(7,107)	$(5,449)	$(13,214)

Basic and diluted net loss per share	$(0.10)	$(0.21)	$(0.16)	$(0.40)

Shares used in computing basic and diluted net loss per share	33,162	33,034	33,177	32,991

See accompanying notes.

Consolidated Statements of Cash Flows

(in thousands – unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities
Net loss	$(5,449)	$(13,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58	232
Stock issued for services	119	—
Due from Taisho Pharmaceutical Co., Ltd.	199	1,255
Other assets	149	(172)
Accounts payable	601	(1,230)
Accrued project costs	(675)	(1,660)
Other liabilities	(131)	(349)
Restructuring Reserve	(169)	—

Net cash used in operating activities	(5,298)	(15,138)

Investing activities	—	—

Financing activities
Proceeds from issuance of common stock	(31)	153

Net cash provided by financing activities	(31)	153

Decrease in cash and cash equivalents	(5,329)	(14,985)
Cash and cash equivalents at beginning of period	27,337	51,250

Cash and cash equivalents at end of period	$22,008	$36,265

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the June 30, 2003 presentation.

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

Stock-Based Compensation

The Company recognizes expense for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost is recognized for the excess, if any, of the estimated fair value of the stock at the grant date over the exercise price. Disclosures regarding alternative fair value measurement and recognition methods prescribed by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), are presented in Note 3. Stock options granted to non-employees are accounted for in accordance with EITF 96-18, Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

Stock Compensation Expense

(in thousands—except per share data)

	For the Three months Ending		For the Six months Ending
	2003	2002	2003	2002
Net Loss	$(3,240)	$(7,107)	$(5,449)	$(13,214)

Net Loss Per Share (Basic and Diluted)	$(0.10)	$(0.21)	$(0.16)	$(0.40)

Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value-Based Method for All Awards, Net of Related Tax Effects	$(444)	$(858)	$(935)	$(1,661)
Pro-forma Net (Loss)	$(3,684)	$(7,965)	$(6,384)	$(14,875)

Pro-forma Net Loss Per Share (Basic and Diluted)	$(0.11)	$(0.24)	$(0.19)	$(0.45)

The fair value for these awards was estimated at the date of grant using the Black-Scholes pricing method assuming a weighted average volatility of 107%, a weighted average risk-free interest rate of 3.0%, no dividends, and a weighted-average expected life of the option of 6.3 years.

3.    Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities (the “Interpretation”). In general, the Interpretation requires that the assets, liabilities, and activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has the controlling financial interest. Companies with VIEs that existed prior to the issuance of the Interpretation will be required to apply the guidance to existing VIEs for the first fiscal period beginning after June 15, 2003. The adoption of the pronouncement has no impact on the Company’s financial statements.

4.    Subsequent Events

On July 15, 2003 Insmed Incorporated concluded a private placement of 5,146,846 shares of common stock to a group of institutional investors at a price of $2.70 per share, raising a total of approximately $13.9 million. The placement agent in the transaction received approximately $868,000 in fees and expenses (including fees paid to the placement agent’s attorneys) resulting in net proceeds to the Company of approximately $13 million. The Company also issued warrants to purchase an additional 1,544,046 shares of common stock with an exercise price of $4.10 per share.

5.    Operational Restructuring

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

As a result of the decision to discontinue the INS-1 development program and Taisho’s notice to terminate our joint development agreement, the Company approved a restructuring plan to focus on its remaining drug candidates. In the third quarter of 2002, the Company recorded a restructuring charge of $2.5 million. At June 30, 2003, approximately $0.3 million and $0.8 million of these costs remain accrued in the current and long-term portions of the restructuring reserve, respectively. These balances are expected  to closely approximate the remaining costs to be incurred by the Company for lease obligations, which are anticipated to extend through 2006.

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

Overview

Insmed Incorporated is a biopharmaceutical company focused on the development of drug candidates for the treatment of metabolic diseases and endocrine disorders. Insmed has two lead drug candidates — rhIGF-I/rhIGFBP-3 and rhIGFBP-3. We are actively developing rhIGF-I/rhIGFBP-3 to treat growth hormone insensitivity syndrome, and are concurrently continuing pre-clinical studies on rhIGFBP-3 in the cancer indication as an anti-tumor agent.

We have not been profitable and have accumulated a deficit of approximately $182 million through June 30, 2003. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. In general, our expenditures will increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project-related expenditure requirements at each stage of development.

On May 9, 2003, the Company received a letter from the Nasdaq Stock Market, Inc. (“Nasdaq”) Listing Qualifications Panel (the “Panel”) stating that the Company had demonstrated full compliance with the Nasdaq Qualifications Exception issued to the Company on March 31, 2003. Accordingly, the Panel determined to continue the listing of the Company’s securities on The Nasdaq National Market.

Results of Operations

Revenues for the three and six months ended June 30, 2003 were $34,000 and $96,000, respectively, compared with revenues of $70,000 and $172,000 for the equivalent periods in 2002. The net loss for the three and six months ended June 30, 2003 was ($3.2 million), or ($0.10) per share, and ($5.4 million), or ($0.16) per share, respectively. This represents an improvement for the quarter of $3.9 million, or $0.11 per share, from the ($7.1 million), or ($0.21) per share, loss, and an improvement for the six months of $7.8 million, or $0.24 per share, from the ($13.2 million), or ($0.40) per share, loss, reported for the corresponding periods in 2002. At June 30, 2003, cash and cash equivalents were $22 million, a reduction of $3.1 million from March 31, 2003, as funds were expended for operations.

The reduction in revenues of $36,000 for the second quarter and $76,000 for the six months ended June 30, 2003 compared to the same periods in 2002 was due to the elimination of international license fees for INS-1, which was discontinued in September 2002. The $3.9 million and $7.8 million improvements in the net loss for the three and six months ended June 30, 2003 compared to the corresponding periods in 2002 were driven by a reduction in research and development costs of $4.4 million and $8.5 million, respectively, as the Company refocused its clinical trial activity and initiated its pivotal Phase III trial of rhIGF-I/rhIGFBP-3 in GHIS.

Research and development costs for the three and six months ended June 30, 2003 were $2.2 million and $3.8 million, respectively. These costs represented a decrease of $4.4 million and $8.5 million, respectively, from the $6.6 million and $12.3 million reported in the corresponding periods of 2002. These reductions were due to the lower costs associated with initiating the pivotal rhIGF-I/rhIGFBP-3 clinical trial for GHIS, as compared to the four INS-1 trials which were ongoing in the corresponding periods of 2002. The INS-1 trials were completed in September 2002. The drop in research and development costs was partially offset by both an increase in general and administrative expenditures of $357,000 and $439,000, respectively, and a decrease in lower interest income of $99,000 and $209,000, respectively, for the three and six months ending June 30, 2003 compared to the corresponding periods in 2002. The increase in general and administrative expenditures is due to an increase in investor relations and marketing expenses, while the decrease in interest income occurred as a result of the decline in interest rates and cash invested.

Liquidity and Capital Resources

At June 30, 2003, our cash and cash equivalents of $22 million were invested in investment grade, interest-bearing securities. Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations. We will need to raise substantial additional funds to continue development and commercialization of our products. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

On July 15, 2003 Insmed Incorporated concluded a private placement of 5,146,846 shares of common stock to a group of institutional investors at a price of $2.70 per share, raising a total of approximately $13.9 million. The placement agent in the transaction received approximately $868,000 in fees and expenses (including fees paid to the placement agent’s attorneys) resulting in net proceeds to the Company of approximately $13 million. The Company also issued warrants to purchase an additional 1,544,046 shares of common stock with an exercise price of $4.10 per share.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at June 30, 2003, had $22 million invested in money market instruments and investment grade corporate debt. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at June 30, 2003, are all less than one year minimizes such risks. In addition, while a hypothetical decrease in market interest rates of 10% from June 30, 2003 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

ITEM 4.    CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of our management, including the Chairman of the Board and Chief Executive Officer and Treasurer and Controller, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chairman of the Board and Chief Executive Officer and Treasurer and Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information set forth in this Item 4 relates to matters submitted to a vote at the Annual Meeting of Shareholders of Insmed Incorporated on May 12, 2003. Of the 33,211,336 shares outstanding as of the record date, March 14, 2003, there were 24,998,798 shares or 75.2% of the total shares eligible to vote represented in person or by proxy. The following proposals were adopted by the margins indicated:

1.	To elect Geoffrey Allan, Ph.D., Melvin Sharoky, M.D. and Randall W. Whitcomb, M.D. as directors to serve until the 2006 Annual Meeting of Shareholders and until their successors are elected.

Nominee	For	Withhold Authority
Geoffrey Allan, Ph.D.	24,360,396	638,402
Melvin Sharoky, M.D.	24,377,716	621,082
Randall W. Whitcomb, M.D.	24,329,128	669,670

The other directors whose terms of office as a director continued after the meeting were Kenneth G. Condon, Steinar J. Engelsen, M.D., and Graham K. Crooke.

2.	To ratify the selection of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2003.

For	Against	Abstain
24,808,935	178,335	11,528

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin P. Tully C.G.A., Treasurer and Controller (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin P. Tully C.G.A., Treasurer and Controller (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A report on Form 8-K (Item 9), dated April 7, 2003, was furnished to report that the Company issued a press release regarding its estimated net loss, net loss per share and average monthly cash burn rate (net cash used in operating activities) for the three months ended March 31, 2003.

A report on Form 8-K (Item 9), dated May 2, 2003, was furnished to report that the Company issued a press release announcing its financial results for the three months ended March 31, 2003.

A report on Form 8-K (Items 5 and 7), dated May 12, 2003, was filed to report that the Company issued a press release announcing that on May 9, 2003, it received a letter from the Nasdaq Listing Qualifications Panel (the “Panel”) stating that it had demonstrated full compliance with the Panel’s continued listing exception issued to the Company on March 31, 2003 and that, accordingly, the Panel determined to continue the listing of the Company’s securities on The Nasdaq National Market.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED (Registrant)

Date:	August 12, 2003	By:	/s/ KEVIN P. TULLY
Kevin P. Tully C.G.A Treasurer and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin P. Tully C.G.A., Treasurer and Controller (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin P. Tully C.G.A., Treasurer and Controller (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.