Form 10-Q
period 2003-09-30
INSMED INC
filed 2003-11-14
CIK 1104506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check X whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes:  ☒    No  ☐

Indicate by check X whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes:  ☐    No  ☒

As of November 13, 2003, the latest practicable date, there were 38,381,764 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED

INDEX

REPORT: FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSMED INCORPORATED

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,189	$27,337
Due from Taisho Pharmaceutical Co., Ltd.	—	199
Other current assets	345	615

Total current assets	32,534	28,151
Property and equipment, net	76	157

Total assets	$32,610	$28,308

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$638	$941
Accrued project costs	2,100	2,283
Payroll liabilities	196	358
Restructuring reserve	287	310

Total current liabilities	3,221	3,892
Long-term liabilities:
Restructuring reserve-long-term portion	738	968

Total liabilities	3,959	4,860

Stockholders’ equity:
Common stock	384	332
Additional capital	212,342	199,344
Accumulated deficit	(184,075)	(176,228)

Net stockholders’ equity	28,651	23,448

Total liabilities and stockholders’ equity	$32,610	$28,308

See accompanying notes.

INSMED INCORPORATED

Condensed Consolidated Statements of Operations

(in thousands, except per share data—unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$27	$1,757	$123	$1,929
Operating expenses:
Research and development	1,821	3,435	5,620	15,723
General and administrative	674	601	2,585	2,073
Operational restructuring	—	2,533	—	2,533

Total operating expenses	2,495	6,569	8,205	20,329

Operating loss	(2,468)	(4,812)	(8,082)	(18,400)
Interest income	70	106	235	480

Net loss	$(2,398)	$(4,706)	$(7,847)	$(17,920)

Basic and diluted net loss per share	$(0.06)	$(0.14)	$(0.23)	$(0.54)

Shares used in computing basic and diluted net loss per share	37,583	33,139	34,662	33,041

See accompanying notes.

Consolidated Statements of Cash Flows

(in thousands—unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net loss	$(7,847)	$(17,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81	324
Stock issued for services	119
Recognition of deferred revenues		(1,798)
Due from Taisho Pharmaceutical Co., Ltd.	199	1,788
Other assets	270	(582)
Accounts payable	(303)	(1,721)
Accrued project costs and other	(183)	(2,452)
Other liabilities	(162)	(396)
Restructuring Reserve	(253)	2,533

Net cash used in operating activities	(8,079)	(20,224)

Financing activities
Proceeds from issuance of common stock	12,931	153

Net cash provided by financing activities	12,931	153

Increase (decrease) in cash and cash equivalents	4,852	(20,071)
Cash and cash equivalents at beginning of period	27,337	51,250

Cash and cash equivalents at end of period	$32,189	$31,179

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the September 30, 2003 presentation.

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

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

Stock Compensation Expense

(in thousands—except per share data)

	For the Three months Ended September 30		For the Nine months Ended September 30
	2003	2002	2003	2002
Net Loss	$(2,398)	$(4,706)	$(7,847)	$(17,920)

Net Loss Per Share (Basic and Diluted)	$(0.06)	$(0.14)	$(0.23)	$(0.54)

Stock based employee compensation cost (under APB 25)
Pro-forma Fair value stock compensation expense	$(505)	$(568)	$(1,440)	$(2,229)
Pro-forma Net Income	$(2,903)	$(5,274)	$(9,287)	$(20,149)

Pro-forma Net Loss Per Share (Basic and Diluted)	$(0.08)	$(0.16)	$(0.27)	$(0.61)

The fair value for these awards was estimated at the date of grant using the Black-Scholes pricing method assuming a weighted average volatility of 107%, a weighted average risk-free interest rate of 3.0%, no dividends, and a weighted-average expected life of the option of 4.87 years.

3. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities (the “Interpretation”). In general, the Interpretation requires that the assets, liabilities, and activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has the controlling financial interest. Companies with VIEs that existed prior to the issuance of the Interpretation will be required to apply the guidance to existing VIEs for the first fiscal period ending after June 15, 2003. The adoption of the pronouncement had no impact on the Company’s financial statements.

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

As a result of the decision to discontinue the INS-1 development program and Taisho’s notice to terminate our joint development agreement, the Company approved a restructuring plan to focus on its remaining drug candidates. In the third quarter of 2002, the Company recorded a restructuring charge of $2.5 million. At September 30, 2003, approximately $0.3 million and $0.7 million of these costs remain accrued in the current and long-term portions of the restructuring reserve, respectively. These balances are expected to closely approximate the remaining costs to be incurred by the Company for lease obligations, which are anticipated to extend through 2006.

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

Overview

Insmed Incorporated is a biopharmaceutical company focused on the development of drug candidates for the treatment of metabolic diseases and endocrine disorders. Insmed has two lead drug candidates—rhIGF-I/rhIGFBP-3 and rhIGFBP-3. We are actively developing rhIGF-I/rhIGFBP-3 to treat growth hormone insensitivity syndrome, and are concurrently continuing pre-clinical studies on rhIGFBP-3 in the cancer indication as an anti-tumor agent.

We have not been profitable and have accumulated a deficit of approximately $184 million through September 30, 2003. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. In general, our expenditures will increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project-related expenditure requirements at each stage of development.

Results of Operations

Revenues for the three and nine months ended September 30, 2003 were $27,000 and $123,000, respectively, compared with revenues of $1,757,000 and $1,929,000 for the equivalent periods in 2002. The net loss for the three and nine months ended September 30, 2003 was ($2.4 million), or ($0.06) per share, and ($7.8 million), or ($0.23) per share, respectively. This represents an improvement for the third quarter of 2003 of $2.3 million, or $0.08 per share, from the ($4.7 million), or ($0.14) per share, loss reported for the third quarter of 2002, and an improvement for the nine months ended September 30, 2003 of $10.1 million, or $0.31 per share, from the ($17.9 million), or ($0.54) per share, loss, reported for the corresponding period in 2002. At September 30, 2003, cash and cash equivalents were $32.2 million, an increase of $10.2 million from June 30, 2003, as a result of net proceeds of $13 million received by the Company from the private placement of common stock and warrants that was completed on July 15, 2003, offset by the use of $2.8 million to fund operations.

The reduction in revenues of $1.7 million for the third quarter of 2003 and $1.8 million for the nine months ended September 30, 2003 compared to the corresponding periods in 2002 was due to elimination of international license fees for INS-1, which was discontinued in September 2002. The Company recognized as revenue in the third quarter of 2002 the balance of an up front international license fee from Taisho Pharmaceuticals totaling $1.7 million. The $2.3 million and $10.1 million improvements in the net loss for the three and nine months ended September 30, 2003 compared to the corresponding periods in 2002 were driven by a combination of a reduction in research and development spending of $1.6 million and $10.1 million, respectively, together with the fact that the Company incurred a $2.5 million operational restructuring charge in the third quarter of 2002, partially offset by the elimination of the international license fees of $1.7 million and $1.8 million, respectively, together with an increase in general and administrative expenses of $0.1 million and $0.5 million, respectively, and a reduction of interest income of $0.2 million which impacted the nine months ended September 30 comparison.

Research and development costs for the three and nine months ended September 30, 2003 were $1.8 million and $5.6 million, respectively. These costs represented a decrease of $1.6 million and $10.1 million, respectively, from the $3.4 million and $15.7 million reported in the corresponding periods of 2002. These reductions were due to the lower costs associated with the pivotal rhIGF-I/rhIGFBP-3 clinical trial for GHIS, as compared to the four INS-1 trials which were ongoing in the corresponding periods of 2002. The INS-1 trials were completed in September 2002. Operating expenses were also lower in 2003 due to the fact that the Company incurred a $2.5 million operational restructuring charge in the third quarter of 2002 to cover the costs associated with the discontinuance of the INS-1 program. The drop in research and development costs and the absence of the restructuring costs were partially offset by both an increase in general and administrative expenditures of $0.1 million and $0.5 million, respectively, and a decrease in interest income of $36,000 and $245,000, respectively, for the three and nine months ended September 30, 2003 compared to the corresponding periods in 2002. The increase in general and administrative expenditures is due to an increase in investor relations expenses, while the decrease in interest income occurred as a result of the decline in interest rates.

Liquidity and Capital Resources

At September 30, 2003, our cash and cash equivalents of $32.2 million were invested in investment grade, interest-bearing securities. Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations. We will need to raise substantial additional funds to continue development and commercialization of our products. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

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

We invest excess cash in investment grade, interest-bearing securities and, at September 30, 2003, had $32.2 million invested in money market instruments and investment grade corporate debt. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities are all less than one year minimizes such risks. In addition, while a hypothetical decrease in market interest rates of 10% from September 30, 2003 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

ITEM 4.	CONTROLS AN D PROCEDURES

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCE EDINGS

None.

ITEM 2.	CHANGES I N SECURITIES AND USE OF PROCEEDS

On July 15, 2003 Insmed Incorporated concluded a private placement of 5,146,846 shares of common stock to a group of institutional investors at a price of $2.70 per share, raising a total of approximately $13.9 million. Wells Fargo Securities, LLC, the placement agent in the transaction, received approximately $868,000 in fees and expenses (including fees paid to the placement agent’s attorneys) resulting in net proceeds to the Company of approximately $13 million. The Company also issued warrants to purchase an additional 1,544,046 shares of common stock with an exercise price of $4.10 per share. Each of the institutional investors who purchased shares of common stock and warrants was an “accredited investor” as such term is defined in Rule 501 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. In selling the shares of common stock and warrants, the Company relied upon the exemption from registration provided in Rule 506 of Regulation D. The shares of common stock, together with the shares of common stock underlying the warrants, were subsequently registered for resale under the Company’s Registration Statement on Form S-3 (Registration No. 107308), which was declared effective by the Securities and Exchange Commission on August 6, 2003.

ITEM 3.	DEFAULTS UPON SENI OR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS T O A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMA TION

None.

ITEM 6.	EXHIBITS AND REP ORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and

15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin P. Tully C.G.A., Treasurer and Controller (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin P. Tully C.G.A., Treasurer and Controller (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A report on form 8-K (Items 7 and 9), dated July 11, 2003, was filed to report that Insmed Incorporated completed a private placement of common stock and warrants to a group of institutional investors.

A report on form 8-K (Items 5 and 7), dated July 16, 2003, was filed to report that Insmed Incorporated had concluded its previously announced private placement of common stock and warrants to a group of institutional investors.

A report on Form 8-K (Items 7 and 12), dated July 31, 2003, was furnished to report that the Insmed Incorporated issued a press release announcing its financial position, results of operations and cash flows for the three-month and nine-month periods ended September 30, 2003 (not incorporated by reference).

SIGN ATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED (Registrant)

Date: November 14, 2003	By:	/s/ Kevin P. Tully

Kevin P. Tully C.G.A. Treasurer and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin P. Tully C.G.A., Treasurer and Controller (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin P. Tully C.G.A., Treasurer and Controller (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.