Form 10-Q
period 2004-03-31
INSMED INC
filed 2004-05-10
CIK 1104506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check X whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes:  ☒    No  ☐

Indicate by check X whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☒    No  ☐

As of May 6, 2004, the latest practicable date, there were 38,394,994 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED

INDEX

REPORT: FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSMED INCORPORATED

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,907	$29,526
Other current assets	384	225

Total current assets	25,291	29,751
Long-term assets:
Property and equipment, net	47	61

Total assets	$25,338	$29,812

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,774	$660
Accrued project costs	840	1,747
Payroll liabilities	359	205
Restructuring reserve	334	334

Total current liabilities	3,307	2,946
Long-term liabilities:
Restructuring reserve-long-term portion	570	646

Total liabilities	3,877	3,592

Stockholders’ equity:
Common stock, $.01 par value; authorized share 500,000,000; issued and outstanding shares 38,394,994 in 2004 and 38,394,994 in 2003	384	384
Additional capital	212,362	212,362
Accumulated deficit	(191,285)	(186,526)

Net stockholders’ equity	21,461	26,220

Total liabilities and stockholders’ equity	$25,338	$29,812

See accompanying notes to the financial statements.

INSMED INCORPORATED

Condensed Consolidated Statements of Operations

(in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$61	$62

Operating expenses:
Research and development	3,855	1,575
General and administrative	1,041	788

Total operating expenses	4,896	2,363

Operating loss	(4,835)	(2,301)

Interest income	76	92

Net loss	$(4,759)	$(2,209)

Basic and diluted net loss per share	$(0.12)	$(0.07)

Shares used in computing basic and diluted net loss per share	38,395	33,211

See accompanying notes to the financial statements.

INSMED INCORPORATED

Consolidated Statements of Cash Flows

(in thousands - unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net loss	$(4,759)	$(2,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14	30
Changes in operating assets and liabilities:
Due from Taisho Pharmaceutical Co., Ltd.	—	199
Other assets	(159)	488
Accounts payable	1,114	204
Accrued project costs	(907)	(739)
Other liabilities	154	(121)
Restructuring reserve	(76)	(84)

Net cash used in operating activities	(4,619)	(2,232)

Financing activities
Proceeds from issuance of common stock	—	11

Net cash provided by financing activities	—	11

Decrease in cash and cash equivalents	(4,619)	(2,221)
Cash and cash equivalents at beginning of period	29,526	27,337

Cash and cash equivalents at end of period	$24,907	$25,116

See accompanying notes to the financial statements.

Insmed Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements contained in Insmed Incorporated’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

Stock Compensation Expense

(in thousands - except per share data)

	For the Three months Ending
	2004	2003
Net Loss	(4,759)	(2,209)

Net Loss Per Share (Basic and Diluted)	(0.12)	(0.07)

Stock based employee compensation cost (under APB 25)	—	—

Pro-forma Fair value stock compensation expense	(480)	(491)

Pro-forma Net Income	(5,239)	(2,700)

Pro-forma Net Loss Per Share (Basic and Diluted)	(0.14)	(0.08)

The fair value for these awards was estimated at the date of grant using the Black-Scholes pricing method assuming a weighted average volatility of 89%, a risk-free interest rate of 3.8%, no dividends, and a weighted-average expected life of the option of 5 years.

3. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (the “Interpretation”). In general, the Interpretation requires that the assets, liabilities, and activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has the controlling financial interest. Companies with VIEs that existed prior to the issuance of the Interpretation were required to apply the guidance to existing VIEs for the first fiscal period ending after March 15, 2004. The consolidation requirement of FASB Statement No. 46 is effective immediately for any VIE’s that were established subsequent to February 1, 2003. The adoption of the interpretation did not have an impact on the Company’s financial statements.

4. Operational Restructuring

As a result of the September 10, 2002 decision to discontinue the INS-1 development program the Company approved a restructuring plan to focus on its remaining drug candidates. In the third quarter of 2002, the Company recorded a restructuring charge of $2.5 million. At March 31, 2004, approximately $0.3 million and $0.6 million of these costs remain accrued in the current and long-term portions of the restructuring reserve, respectively. These balances are expected to closely approximate the remaining costs to be incurred by the Company for lease obligations. Lease termination costs are anticipated to extend through 2006.

5. Subsequent Event

On April 14, 2004 the Company announced that it had acquired a lease to operate a recombinant protein manufacturing facility located in Boulder, Colorado formerly operated by Baxter International. The Company intends to use the facility for the commercial manufacture of its Phase III development product, rhIGF-I/rhIGFBP-3. The addition of the Boulder manufacturing facility is expected to increase our operational expenses approximately $4.5 million for the remainder of the 2004 year. These expenses relate to personnel and raw material costs for fermentation, purification and commercial production of drug product. Insmed has also provided a Letter of Credit to the landlord of the Boulder facility in the amount of $1.6 million for prepayment of the outstanding lease term of 4 years and a Letter of Credit to Baxter Healthcare Corporation for $2.0 million to cover facility restoration expenses on termination of the lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

Insmed Incorporated is a biopharmaceutical company focused on the development of drug candidates for the treatment of metabolic diseases with unmet medical needs. We have two lead drug candidates — rhIGF-I/rhIGFBP-3 and rhIGFBP-3. We are actively developing rhIGF-I/rhIGFBP-3 to treat growth hormone insensitivity syndrome, and are concurrently continuing pre-clinical studies on rhIGFBP-3 in the cancer indication as an anti-tumor agent.

We have not been profitable and have accumulated a deficit of approximately $191 million through March 31, 2004. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. In general, our expenditures will increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project-related expenditure requirements at each stage of development.

Results of Operations

Revenues for the three months ended March 31, 2004 were $61,000, compared with revenues of $62,000 for the equivalent period in 2003. The net loss for the three months ended March 31, 2004 was $4.8 million, or $0.12 per share which represents an increase of $2.6 million and $0.05 per share from the net loss of $2.2 million, or $0.07 per share reported for the corresponding period in 2003. Sequentially, first quarter 2004 revenues were $34,000 higher than the $27,000 reported in the fourth quarter of 2003. At March 31, 2004, cash and cash equivalents were $24.9 million, a reduction of $4.6 million from December 31, 2003, as funds were expended for operations.

Revenues remained consistent for the first quarter of 2004 compared to the first quarter of 2003. Sequentially, the $34,000 increase in revenues was due to an annual royalty which is normally received and reported in the first quarter of each year.

The $2.6 million increase in the net loss for the first quarter 2004 compared to the corresponding period in 2003 resulted from a $2.3 million increase in research and development spending, a $253,000 increase in general and administration costs and a $16,000 reduction in interest income.

The $2.3 million increase in research and development costs, stemmed primarily from increased manufacturing and clinical trial activity. We incurred scale-up and development costs during the first three months of 2004 in support of the manufacture of SomatoKine®. These costs included up-front equipment and raw material costs payable to our contract manufacturer, Avecia Limited. Additional expenses were attributed to an increase in activity in our clinical operations in connection with the Phase III trial of SomatoKine® in the Growth Hormone Insensitivity Syndrome (GHIS) indication.

In March 2004, we entered into a lease for the use of a recombinant protein manufacturing facility located in Boulder, Colorado, including equipment, formerly operated by Baxter International. The lease has an initial term expiring in February 2008 with an option to extend the term to February 2013. As part of this lease transaction, we provided two letters of credit, the first in the amount of $1.6 million for the lease payments during the initial term through February 2008, and the second to Baxter Healthcare Corporation for $2 million to cover our obligation to remove the laboratories and manufacturing equipment and restore the facility to office space upon termination of the lease in 2008, or in 2013 should we exercise our option to extend the lease. The addition of the Boulder manufacturing facility is expected to increase our operational expenses approximately $4.5 million for the remainder of 2004. These expenses mainly relate to personnel and raw material costs for fermentation, purification and production of drug product

The $253,000 increase in general and administrative expenditures is due to an increase in external accounting and legal services associated with compliance efforts required by the Sarbanes-Oxley Act of 2002, and new rules and regulations enacted by the Securities and Exchange Commission and Nasdaq. The $16,000 reduction in interest income resulted from a combination of reduced interest rates and a lower cash balance.

Liquidity and Capital Resources

At March 31, 2004, our cash and cash equivalents of $24.9 million were invested in investment grade, interest-bearing securities. Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations.

We expect that cash, cash equivalents and short-term investments on hand at March 31, 2004, together with expected revenues will be sufficient to fund our operations through to the end of calendar 2004. As a result of our expected cash requirements, we will need to raise substantial additional funds to continue development and commercialization of our products. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

Forward Looking Statements

Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning sufficiency of restructuring charges, future operating results and expenses, sufficiency of cash on hand, financing plans, business strategies and plans to re-commission and utilize the protein manufacturing facility that we leased in Boulder, Colorado. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions.

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises or guarantees and our business is subject to significant risks and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) our product candidates may fail in clinical trials, (ii) our product candidates if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved, and, if launched, may not produce significant revenues; (iii) after the completion of clinical trials for our product candidates and the submission to the FDA of a New Drug Application (“NDA”) for marketing approval, the FDA or other health authorities could refuse to accept such filings or could request additional pre-clinical or clinical studies be conducted, each of which could result in significant delays, or the FDA or such authorities could refuse to approve our product candidates at all; (iv) we may lack financial resources to complete development of product candidates; (v) we may be unable to raise additional financing necessary to continue current operations; (vi) we may be unable to manufacture our product candidates on a commercial scale or economically; (vii) unexpected events could interrupt manufacturing operations with Avecia Limited, our current contract manufacturer, which is currently the sole source of supply for our product candidates; (viii) we may not be able to re-commission our manufacturing facility in Boulder, Colorado that we leased, and utilize that facility to manufacture our product candidates; (ix) our manufacturing resources may not meet our clinical and commercial production needs; (x) our product development efforts may not produce safe, efficacious or commercially viable products; (xi) we may be prevented from marketing our products due to intellectual property rights of third parties; (xii) competing products may be more successful; (xiii) demand for new pharmaceutical products in our markets may decrease; (xiv) the biopharmaceutical industry may experience negative market trends; (xv) those risks identified under the caption “Risk Factors Related to Our Business” in the Company’s Annual Report on Form 10-K, filed March 12, 2004 (SEC File No. 000-30739) and those discussed elsewhere in this Form 10-Q; and (xvi) other risks detailed from time to time in our filings with the Securities and Exchange Commission.

The forward-looking statements made in this document are made only as of the date hereof and we do not intend to update any of these factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at March 31, 2004, had $24.9 million invested in money market instruments and investment grade corporate debt. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at March 31, 2004 are all less than one year minimizes such risks. In addition, while a hypothetical decrease in market interest rates of 10% from March 31, 2004 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman of the Board and Chief Executive Officer and Treasurer and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chairman of the Board and Chief Executive Officer and Treasurer and Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Amended and Restated By-laws, dated January 28, 2004 (filed herewith)

10.1	Lease Agreement dated as of March 25, 2004 between Insmed Incorporated as Tenant and 2545 Central, LLC as Landlord, 2590 Central Avenue Boulder, CO 80301 (filed herewith).

10.2	Letter Agreement dated April 1, 2004 between Insmed Incorporated and Baxter Healthcare Corporation (filed herewith).

31.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated as required by Rule 13a-15(a) or Rule 15d-15(a) promulgated under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin P. Tully, Principal Financial Officer, Treasurer and Controller of Insmed Incorporated as required by Rule 13a-15(a) or Rule 15d-15(a) promulgated under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin P. Tully, Principal Financial Officer, Treasurer and Controller of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A report on Form 8-K (Item 5 and 7), dated April 14, 2004, was furnished to report that the Company issued a press release announcing that it has acquired a lease to operate a recombinant protein manufacturing facility formerly operated by Baxter International (NYSE: BAX) in Boulder, Colorado

A report on Form 8-K (Items 7 and 12), dated May 5, 2004, was furnished to report that the Company issued a press release announcing its financial results for the three months ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED
(Registrant)

Date: May 10, 2004	By:	/s/ Kevin P. Tully
Kevin P. Tully
Principal Financial Officer,
Treasurer and Controller

Insmed Incorporated

Exhibit Index

EXHIBIT	DESCRIPTION

3.1	Amended and Restated By-laws, dated January 28, 2004 (filed herewith)

10.1	Lease Agreement dated as of March 25, 2004 between Insmed Incorporated as Tenant and 2545 Central, LLC as Landlord, 2590 Central Avenue Boulder, CO 80301 (filed herewith).

10.2	Letter Agreement dated April 1, 2004 between Insmed Incorporated and Baxter Healthcare Corporation (filed herewith).

31.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated as required by Rule 13a-15(a) or Rule 15d-15(a) promulgated under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin P. Tully, Principal Financial Officer, Treasurer and Controller of Insmed Incorporated as required by Rule 13a-15(a) or Rule 15d-15(a) promulgated under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin P. Tully, Principal Financial Officer, Treasurer and Controller of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.