Form 10-Q
period 2004-06-30
INSMED INC
filed 2004-08-09
CIK 1104506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-30739

INSMED INCORPORATED

(Exact name of registrant as specified in its charter)

Virginia	54-1972729
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. employer identification no.)

4851 Lake Brook Drive	(804) 565-3000
Glen Allen, Virginia 23060
(Address of principal executive offices)	(Registrant’s telephone number including areacode)

Indicate by check X whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes:  ☒    No:  ☐

Indicate by check X whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☒    No:  ☐

As of August 6, 2004, the latest practicable date, there were 38,403,643 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED

INDEX

REPORT: FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSMED INCORPORATED

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,055	$29,526
Restricted cash	285	—
Other current assets	1,186	225

Total current assets	15,526	29,751

Long-term assets:
Restricted cash - long-term portion	3,297	—
Property and equipment, net	37	61

Total assets	$18,860	$29,812

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,607	$660
Accrued project costs	1,284	1,747
Payroll liabilities	538	205
Restructuring reserve	334	334

Total current liabilities	5,763	2,946

Long-term liabilities:
Asset retirement obligation	137	—
Restructuring reserve - long-term portion	494	646

Total liabilities	6,394	3,592

Stockholders’ equity:
Common stock, $.01 par value; authorized shares 500,000,000; issued and outstanding shares 38,403,643 in 2004 and 38,394,994 in 2003	384	384
Additional capital	212,378	212,362
Accumulated deficit	(200,296)	(186,526)

Net stockholders’ equity	12,466	26,220

Total liabilities and stockholders’ equity	$18,860	$29,812

See accompanying notes to the financial statements.

INSMED INCORPORATED

Condensed Consolidated Statements of Operations

(in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$29	$34	$90	$96

Operating expenses:
Research and development	7,768	2,224	11,623	3,799
General and administrative	1,321	1,123	2,362	1,911

Total operating expenses	9,089	3,347	13,985	5,710

Operating loss	(9,060)	(3,313)	(13,895)	(5,614)

Interest income	49	73	125	165

Net loss	$(9,011)	$(3,240)	$(13,770)	$(5,449)

Basic and diluted net loss per share	$(0.23)	$(0.10)	$(0.36)	$(0.16)

Shares used in computing basic and diluted net loss per share	38,395	33,162	38,395	33,177

See accompanying notes to the financial statements.

Consolidated Statements of Cash Flows

(in thousands - unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net loss	$(13,770)	$(5,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	58
Stock issued for services	—	119
Changes in operating assets and liabilities:
Due from Taisho Pharmaceutical Co., Ltd.	—	199
Other assets	(961)	149
Accounts payable	2,947	601
Accrued project costs	(463)	(675)
Payroll liabilities	333	(131)
Restructuring reserve	(152)	(169)
Asset retirement obligation	137	—

Net cash used in operating activities	(11,905)	(5,298)

Investing activities	—	—

Financing activities
Proceeds from issuance of common stock	16	(31)
Cash in restricted letters of credit	(3,582)	—

Net cash provided by investing activities	(3,566)	(31)

Decrease in cash and cash equivalents	(15,471)	(5,329)
Cash and cash equivalents at beginning of period	29,526	27,337

Cash and cash equivalents at end of period	$14,055	$22,008

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

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, to stock-based employee compensation is as follows:

Stock Compensation Expense

(in thousands - except per share data)

	For the three months ending June 30,		For the six months ending June 30,
	2004	2003	2004	2003
Net Loss	$(9,011)	$(3,240)	$(13,770)	$(5,449)

Net Loss Per Share (Basic and Diluted)	(0.23)	(0.10)	(0.36)	(0.16)

Stock based employee compensation cost (under APB 25)	—	—	—	—
Pro-forma Fair value stock compensation expense	(530)	(444)	(1,010)	(935)

Pro-forma Net Income	$(9,541)	$(3,684)	$(14,780)	$(6,384)

Pro-forma Net Loss Per Share (Basic and Diluted)	$(0.25)	$(0.11)	$(0.38)	$(0.19)

The fair value for these awards was estimated at the date of grant using the Black-Scholes pricing method assuming a weighted average volatility of 89% in 2004 and 107% in 2003, a risk-free interest rate of 3.8% in 2004 and 3.0% in 2003, no dividends, and a weighted-average expected life of the option of 5 years in 2004 and 6.3 years in 2003.

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

4. Operational Restructuring

As a result of the September 10, 2002 decision to discontinue the INS-1 development program, the Company approved a restructuring plan to focus on its remaining drug candidates. In the third quarter of 2002, the Company recorded a restructuring charge of $2.5 million. At June 30, 2004, approximately $0.3 million and $0.5 million of these costs remain accrued in the current and long-term portions of the restructuring reserve, respectively. These balances are expected to closely approximate the remaining costs to be incurred by the Company for lease obligations. Lease termination costs are anticipated to extend through 2006.

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

Overview

Insmed Incorporated is a biopharmaceutical company focused on the development of drug candidates for the treatment of metabolic diseases with unmet medical needs. We have two lead drug candidates — rhIGF-I/rhIGFBP-3 and rhIGFBP-3. We are actively developing rhIGF-I/rhIGFBP-3 (SomatoKine®) to treat growth hormone insensitivity syndrome, and are concurrently continuing pre-clinical studies on rhIGFBP-3 in the cancer indication as an anti-tumor agent.

We have not been profitable and have accumulated a deficit of approximately $200 million through June 30, 2004. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. In general, our expenditures will increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project-related expenditure requirements at each stage of development.

Results of Operations

Revenues for the three and six months ended June 30, 2004 were $29,000 and $90,000, respectively, compared with revenues of $34,000 and $96,000 for the equivalent periods in 2003. Revenues remained consistent for both the second quarter and the first half of 2004 compared to the second quarter and first half of 2003.

The net loss for the three and six months ended June 30, 2004 was $9.0 million, or $0.23 per share and $13.8 million or $0.36 per share, respectively. For the three-months ended June 30, 2004, this represents an increase of $5.8 million or $0.13 per share from the net loss of $3.2 million, or $0.10 per share for the corresponding period in 2003. The $5.8 million increase in the net loss for the second quarter of 2004 compared to the corresponding period in 2003 resulted from a $5.5 million increase in research and development spending, a $198,000 increase in general and administration costs and a $24,000 reduction in interest income. The $5.5 million increase in research and development costs stemmed primarily from the elevated manufacturing and clinical trial activity during the quarter. During this period, we entered the scaled-up manufacturing phase for SomatoKine® at our contract manufacturer, Avecia Limited (Avecia). We also began the operation of our Boulder facility in preparation for planned manufacturing of SomatoKine® later this year, and continued our pivotal Phase III trial of SomatoKine® in the Growth Hormone Insensitivity Syndrome (GHIS) indication. The $198,000 increase in general and administrative expenditures is due to an increase in the planned additional external service and personnel costs in support of our business strategy. The $24,000 reduction in interest income resulted from a combination of reduced interest rates and a lower cash balance.

For the six-months ended June 30, 2004, the increase in net loss was $8.3 million or $0.20 per share from the net loss of $5.5 million, or $0.16 per share reported for the same period of 2003. The $8.3 million increase in our net loss for the first half of 2004 as compared with the first half of 2003 resulted from a $7.8 million escalation in research and development costs and a $0.5 million rise in general and administration expenses. The former resulting from the increased manufacturing activity at Avecia, re-commissioning efforts at our Boulder facility and increased clinical trial operations, and the latter due to higher business support costs. The $40,000 reduction in interest income resulted from a combination of reduced interest rates and a lower cash balance.

Liquidity and Capital Resources

At June 30, 2004, cash and cash equivalents were $14.1 million, which is a reduction of $10.9 million from cash and cash equivalents at March 31, 2004. During the second quarter, $3.6 million was used for two letters of credit which were required as part of the agreement to lease the Boulder manufacturing facility, which was announced in April this year, and the remaining $7.3 million was utilized to fund operations.

At June 30, 2004, our cash and cash equivalents were invested in investment grade, interest-bearing securities. Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations.

We expect that cash, cash equivalents and short-term investments on hand at June 30, 2004, together with expected revenues will be sufficient to fund our operations through to the end of calendar 2004. As a result of our expected cash requirements, we will need to raise substantial additional funds to continue current operations and development and commercialization of our products. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

Forward Looking Statements

Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning sufficiency of restructuring charges, future operating results and expenses, sufficiency of cash on hand, financing plans, business strategies, manufacturing plans and plans to re-commission and utilize the protein manufacturing facility that we leased in Boulder, Colorado. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions.

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises or guarantees and our business is subject to significant risks and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) our product candidates may fail in clinical trials, (ii) our product candidates, if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved, and, if launched, may not produce significant revenues; (iii) after the completion of clinical trials for our product candidates and the submission to the FDA of a New Drug Application for marketing approval, the FDA or other health authorities could refuse to accept such filings or could request additional pre-clinical or clinical studies be conducted, each of which could result in significant delays, or the FDA or such authorities could refuse to approve our product candidates at all; (iv) we may lack financial resources to complete development of product candidates; (v) we may be unable to raise additional financing necessary to continue current operations; (vi) we may be unable to manufacture our product candidates on a commercial scale or economically; (vii) unexpected events could interrupt manufacturing operations with Avecia Limited, our current contract manufacturer, which is currently the sole source of supply for our product candidates; (viii) we may not be able to re-commission our manufacturing facility in Boulder, Colorado that we leased, and utilize that facility to manufacture our product candidates; (ix) our manufacturing resources may not meet our clinical and commercial production needs; (x) our product development efforts may not produce safe, efficacious or commercially viable products; (xi) we may be prevented from marketing our products due to intellectual property rights of third parties; (xii) competing products may be more successful; (xiii) demand for new pharmaceutical products in our markets may decrease; (xiv) the biopharmaceutical industry may experience negative market trends; (xv) those risks identified under the caption “Risk Factors Related to Our Business” in the Company’s Annual Report on Form 10-K, filed March 12, 2004 (SEC File No. 000-30739) and those discussed elsewhere in this Form 10-Q; and (xvi) other risks detailed from time to time in our filings with the Securities and Exchange Commission.

The forward-looking statements made in this document are made only as of the date hereof and we do not intend to update any of these factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at June 30, 2004, had $14.1 million invested in money market instruments and investment grade corporate debt. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at June 30, 2004 are all less than one year minimizes such risks. In addition, while a hypothetical decrease in market interest rates of 10% from June 30, 2004 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. This was carried out under the supervision and with the participation of the Company’s management, including the Chairman of the Board and Chief Executive Officer and Treasurer and Controller, Based upon that evaluation, the Company’s Chairman of the Board and Chief Executive Officer and Treasurer and Controller concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Agreement, dated as of May 11, 2004, between Insmed Incorporated and Ronald D. Gunn.

10.2	Agreement, dated as of June 1, 2004, between Insmed Incorporated and Andreas Sommer.

10.3	Agreement, dated as of April 4, 2004, between Insmed Incorporated and Kevin P. Tully.

31.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated as required by Rule 13a-15(a) or Rule 15d-15(a) promulgated under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin P. Tully, C.G.A., Principal Financial Officer, Treasurer and Controller of Insmed Incorporated as required by Rule 13a-15(a) or Rule 15d-15(a) promulgated under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin P. Tully, C.G.A., Principal Financial Officer, Treasurer and Controller of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A report on Form 8-K (Item 5 and 7), dated April 14, 2004, was furnished to report that the Company issued a press release announcing that it has acquired a lease to operate a recombinant protein manufacturing facility formerly operated by Baxter International (NYSE: BAX) in Boulder, Colorado.

A report on Form 8-K (Items 7 and 12), dated May 5, 2004, was furnished to report that the Company issued a press release announcing its financial results for the three months ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED
(Registrant)

Date: August 9, 2004	By:	/s/ Kevin P. Tully
Kevin P. Tully C.G.A.,
Principal Financial Officer,
Treasurer and Controller

Insmed Incorporated

Exhibit Index

EXHIBIT	DESCRIPTION
10.1	Agreement, dated as of May 11, 2004, between Insmed Incorporated and Ronald D. Gunn.

10.2	Agreement, dated as of June 1, 2004, between Insmed Incorporated and Andreas Sommer.

10.3	Agreement, dated as of April 4, 2004, between Insmed Incorporated and Kevin P. Tully.

31.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated as required by Rule 13a-15(a) or Rule 15d-15(a) promulgated under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin P. Tully, C.G.A., Principal Financial Officer, Treasurer and Controller of Insmed Incorporated as required by Rule 13a-15(a) or Rule 15d-15(a) promulgated under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin P. Tully, C.G.A., Principal Financial Officer, Treasurer and Controller of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.