Form 10-K/A
period 2003-12-31
INSMED INC
filed 2004-08-25
CIK 1104506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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
(Title of class)
Common Stock
Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

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

Explanatory Note:

This Amendment No. 1 to Insmed Incorporated’s (the “Company”) Annual Report on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004, solely to correct the inadvertent exclusion of Exhibit A to the License Agreement, dated as of January 19, 2004, between the Company and Fujisawa Pharmaceutical Co., Ltd. filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K.

For the convenience of the reader, this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A amends and restates Exhibit 10.18 in its entirety. This Amendment No. 1 to the Company’s Annual Report on Form 10-K/A has not been updated to reflect any events that occurred after the day of the original filing of the Company’s Annual Report on Form 10-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED
(Registrant)

Date: August 25, 2004	By:	/s/ Kevin P. Tully
Kevin P. Tully
Principal Financial Officer,
Treasurer and Controller

EXHIBIT INDEX

The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Title

10.18*	License Agreement, dated as of January 19, 2004, between Insmed Incorporated and Fujisawa Pharmaceutical Co., Ltd.

*	Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.