Form 10-K/A
period 2003-12-31
INSMED INC
filed 2004-09-23
CIK 1104506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

(Title of class)
Common Stock
Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

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

Explanatory Note:

This Amendment No. 2 to Insmed Incorporated’s (the “Company”) Annual Report on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004, solely to correct the inadvertent exclusion of Exhibit A to the License Agreement, dated as of January 19, 2004, between the Company and Fujisawa Pharmaceutical Co., Ltd. filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K.

For the convenience of the reader, this Amendment No. 2 to the Company’s Annual Report on Form 10-K/A amends and restates Exhibit 10.18 in its entirety. Additionally, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are attached hereto. This Amendment No. 2 to the Company’s Annual Report on Form 10-K/A has not been updated to reflect any events that occurred after the day of the original filing of the Company’s Annual Report on Form 10-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED
(Registrant)

Date: September 22, 2004	By:	/s/ Kevin P. Tully C.G.A
Kevin P. Tully C.G.A
Treasurer and Controller
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this report.

Exhibit Number		Exhibit Title
10.1	8*	License Agreement, dated as of January 19, 2004, between Insmed Incorporated and Fujisawa Pharmaceutical Co., Ltd.

31.1		Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15(d)-14(a) promulgated under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Kevin P. Tully C.G.A., Treasurer and Controller (Principal Financial Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15(d)-14(a) promulgated under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.