Form 10-K
period 2004-12-31
INSMED INC
filed 2005-03-16
CIK 1104506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2004 was $86,024,160 (based on the closing price for shares of the registrant’s Common Stock as reported on the Nasdaq National Market on that date). In determining this figure, the registrant has assumed that all of its directors, officers and persons owning 10% or more of the outstanding Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.

As of February 29, 2005, there were 44,986,996 shares of the registrant’s common stock, $.01 par value, outstanding.

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2004, and to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders, are incorporated in Part III by reference.

INSMED INCORPORATED

INDEX

REPORT: FORM 10-K

In this Form 10-K, the “Company,” “Insmed,” “Insmed Incorporated,” “we,” “us” and “our” refer to Insmed Incorporated, a Virginia corporation. This Form 10-K also contains trademarks of third parties. Each trademark of another company appearing in this Form 10-K is the property of its owner.

PART I

Insmed may from time to time make written or oral “forward-looking statements”, including statements contained in our filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits hereto and thereto), in our reports to stockholders and in other communications. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. One can identify these forward-looking statements by their use of words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” “outlook” or similar expressions. In particular, these include statements relating to our beliefs, plans, objectives, goals, future actions, prospective products or product approvals, future performance or results of current and anticipated products, the outcome of contingencies, such as legal proceedings, and financial results. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties. Our actual results may differ materially from those set forth in the forward-looking statements. Forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond our control). Factors that could cause or contribute to differences in our actual results include those discussed in Item 1 under the section entitled “Risk Factors Related to Our Business,” as well as those discussed in Item 7 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K and in any other documents incorporated by reference. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the Securities and Exchange Commission.

ITEM 1.	BUSINESS

Overview

Insmed Incorporated is a biopharmaceutical company focused on the development and commercialization of drug products for the treatment of metabolic diseases and endocrine disorders. Currently, our development activities focus on drugs that modulate IGF-I activity in the human body. We currently have 3 lead drug candidates, recombinant human insulin-like growth factor-I bound to recombinant human insulin-like growth factor binding protein-3 (rhIGF-I/rhIGFBP-3; also known as SomatoKine®) rhIGFBP-3 and INSM-18. We are actively developing these drugs to treat indications in the metabolic and oncology fields.

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

We have been granted Orphan Drug Designation by the United States Food and Drug Administration (FDA) and European Agency for the Evaluation of Medicinal Products (EMEA) for rhIGF-I/rhIGFBP-3 in the treatment of GHIS. A worldwide Phase III clinical trial for this indication is in progress.

We have been granted an exclusive license from Pharmacia (now Pfizer) to a large data base of historical treatment information and regulatory submissions associated with rhIGF-I. Pharmacia received approval of rhIGF-I for the treatment of GHIS in the majority of countries now in the European Union. We believe this exclusive license to Pharmacia’s regulatory dossiers and other information will be of value to us during our product registration process for rhIGF-I/rhIGFBP-3. The data received through this license include results from over 100 patients with GHIS who were treated intermittently for up to 14 years with rhIGF-I.

We believe the commercial opportunities for rhIGFI/rhIGFBP-3 reach beyond the indication of GHIS and that initial approval of our rhIGF-I/rhIGFBP-3 may offer us an opportunity to enter other potentially very large markets. These markets include other growth disturbances related to IGF-I deficiency, severe insulin resistance, diabetes, myotonic dystrophy, HIV associated adipose redistribution syndrome, severe burns and hip fracture. It is our intention to initiate clinical studies in a variety of these indications with rhIGF-I/rhIGFBP-3. Based on the results from these studies we will select the next indication to pursue for marketing authorization.

Our oncology program focuses on IGFBP-3 as a naturally occurring anti-tumor agent. This protein is normally found in the human bloodstream and several epidemiological studies have demonstrated that cancer risk increases with decreasing blood levels of IGFBP-3. rhIGFBP-3 is a recombinant protein that mimics the effects of IGFBP-3 in the bloodstream. This product is currently in pre-clinical development for a variety of cancers including those of the breast, lung, colon and prostate. A phase I clinical study to study safety and tolerance in human volunteers is in progress.

Insmed is also initiating clinical studies of a compound known as INSM-18, which has novel effects on the activity of the IGF-I and other receptors that can lead to the inhibition of growth of various tumors. Insmed is currently planning the clinical development of this compound in collaboration with the University of California, San Francisco School of Medicine and is preparing to initiate an exploratory clinical study in patients with relapsed prostate cancer.

Corporate History

In November 1999, Insmed Pharmaceuticals, Inc., our successor entity, entered into an agreement to acquire Celtrix Pharmaceuticals Inc. (Celtrix). Celtrix was a biopharmaceutical company focused on developing novel therapeutics for the treatment of seriously debilitating, degenerative conditions primarily associated with severe trauma, chronic diseases or aging. The transaction closed on May 31, 2000, at which time Celtrix and Insmed Pharmaceuticals, Inc. became wholly-owned subsidiaries of the newly formed entity, Insmed Incorporated, which was incorporated in the Commonwealth of Virgina on November 29, 1999.

On June 1, 2000, we began trading on The Nasdaq SmallCap Market on June 1, 2000 under the ticker symbol “INSM.” We moved from The Nasdaq SmallCap Market to the Nasdaq National Market on August 8, 2000.

Scientific Background

Role of IGF-I and IGFBP-3 in Growth

Insulin-like growth factor-I (IGF-I) is required for normal growth, development and metabolism. It is produced locally in tissues throughout the body, and also circulates in the blood to be delivered to target tissues. The majority of circulating IGF-I, which is largely produced by the liver, is bound to IGF binding proteins (IGFBPs), principally IGFBP-3. The major role of IGFBP-3 is to regulate the tissue distribution and activity of IGF-I.

IGF-I binds to IGFBP-3 with high affinity to form a binary complex, which in turns binds to an acid-labile subunit (ALS) to form a ternary complex. All three components of the ternary complex are growth hormone (GH)-dependent. IGF-I is the principal mediator of the growth-promoting properties of GH. GH-induced IGF-I, that is either produced locally or delivered via the circulation, stimulates cartilage and bone and the growth plates of long bones and is necessary for normal accrual of peak bone mass.

Insufficient blood levels of IGF-I (IGF-I deficiency) during childhood and adolescence result in growth failure and short stature. In some cases, this is the result of inadequate GH quantity or bioactivity. Children with low levels of GH (GH deficiency) can generally be treated with recombinant human GH (rhGH) replacement therapy, resulting in normalization of IGF-I production and catch-up growth in most patients. However, there are a number of conditions in which IGF-I deficiency can occur despite normal or even elevated levels of GH. These abnormalities are known collectively as GH insensitivity syndrome (GHIS), and can result from either hereditary or acquired conditions. These forms of IGF-I deficiency are unresponsive to rhGH treatment.

IGF-I deficiency due to GHIS can be the result of genetic abnormalities involving the GH receptor or other genes in the GH signal transduction pathway or be the result of mutations in the IGF-I gene itself. Acquired conditions include the development of neutralizing antibodies to GH in response to rhGH treatment in children with deletions of the GH gene (GH deficiency type IA). Regardless of the cause of IGF-I deficiency, replacement therapy with rhIGF-I can correct the abnormality. Co-administration of rhIGF-I with rhIGFBP-3 can accomplish this in a more physiologic manner by delivering the IGF-I to tissues bound to its natural regulatory protein.

Role of IGF-I and IGFBP-3 in Glucose Metabolism

Insulin is the primary hormone responsible for controlling glucose metabolism. Although less potent than insulin, IGF-I is capable of stimulating hepatic and muscle glucose uptake. IGF-I can affect the set point for insulin action and, like insulin, block protein and lipid breakdown. IGF-I causes a decrease in circulating GH levels via negative feedback, which further affects glucose metabolism. Thus, the proper balance of insulin, GH and IGF-I is extremely important for normal glucose metabolism.

Short-term clinical studies with rhIGF-I/rhIGFBP-3 and longer-term studies with rhIGF-I reported in scientific literature demonstrate that IGF-I therapy can reduce insulin requirements, improve glycemic control, and increase insulin sensitivity in both type 1 and type 2 diabetes. Fujisawa Pharmaceutical Co., Ltd., with whom Insmed has entered into a license agreement (see Strategic Relationships), has received approval of rhIGF-I in Japan for the treatment of the most severe forms of diabetes, referred to as extreme insulin resistance. Extreme insulin resistance includes a number of chronic diseases distinguished by severe insensitivity to insulin due to inherited or acquired causes. Treatment with rhIGF-I/rhIGFBP-3 is intended to improved glycemic control and reduce insulin dose requirements in this patient population.

Role of IGF-I and IGFBP-3 in Cancer

IGF-I plays an essential role in normal growth throughout fetal and childhood development. In adult life, IGF-I continues to function by regulating cellular metabolism, inducing cell division and protecting against cell death. IGFBP-3 is the most abundant naturally-occurring IGF-I binding protein in the circulation and controls the actions of IGF-I by regulating its tissue distribution. When bound to IGFBP-3, IGF-I is incapable of binding to the IGF-I receptor. IGFBP-3 also has independent actions of its own that can inhibit cell proliferation and stimulate cell death.

A number of epidemiological studies suggest that increased circulating levels of IGFBP-3 are associated with a decreased risk for the development of several common cancers, including those of the prostate, lung, rectum and bladder. Therefore, administration of rhIGFBP-3 may represent a novel therapeutic approach to a variety of human cancers. Insmed has initiated a clinical program with prominent oncologists to develop rhIGFBP-3 as a therapeutic agent. To date, we have evaluated the efficacy of rhIGFBP-3 alone and in combination with standard chemotherapeutic agents in pre-clinical models of breast, lung, prostate and colon cancers.

Insmed is also initiating clinical studies of a compound known as INSM-18, which has novel effects on the activity of the IGF-I and other receptors that can lead to the inhibition of growth of various tumors. Insmed is currently planning the clinical development of this compound in collaboration with the University of California, San Francisco School of Medicine and is preparing to initiate an exploratory clinical study in patients with relapsed prostate cancer.

Primary Therapeutic Indications

Growth Failure Due to GHIS Resulting in IGF-I Deficiency

GHIS is a condition affecting a specific subset of patients suffering from growth failure because of a deficiency in IGF-I. This deficiency can be due to hereditary or acquired defects in the GH receptor or GH signal transduction. Characteristics of this condition include:

•	normal or elevated serum GH levels

•	inability to generate normal IGF-I levels after GH provocation

•	reduced serum IGF-I and IGFBP-3 levels

•	severe postnatal growth failure and markedly reduced adult height (120-140 cm)

•	truncal adiposity

•	delayed skeletal maturation

•	abnormal craniofacial development

Physicians use height standard deviation score, or height SDS, to indicate how many standard deviations a person’s height is from the average of the normal population of the same age and sex. The American Academy of Pediatrics and the American Academy of Clinical Endocrinology define short stature as a height that is more than two standard deviations below the average. Children with severe GHIS typically have height SDS < -3. Similarly, in evaluating IGF-I deficiency, physicians can use an IGF-I SDS < -2 to define abnormally low serum IGF-I levels.

Extreme Insulin Resistance

Insulin resistance describes an abnormality whereby the body is incapable of responding appropriately to circulating insulin. This abnormality can occur in many forms and results in varying degrees of disease severity. Extreme insulin resistance can result from defects in the insulin receptor gene or other genes involved in insulin signal transduction. These conditions include:

•	Type A and Type B syndrome

•	Rabson-Mendenhall syndrome

•	Leprechaunism

Type A syndrome patients have high circulating concentrations of insulin with impaired glucose tolerance or diabetes. They also have hyperandrogenism, resulting in hirsutism, acne, abnormal menstruation, and infertility. High doses of insulin fail to provide adequate glycemic control in these patients and there is no satisfactory treatment currently available.

Type B syndrome is characterized by the presence of autoantibodies to the insulin receptor that interfere with proper receptor functioning. These patients have hyperinsulinism, erratic glycemic control, hyperandrogenism, and other autoimmune disorders. High doses of insulin fail to provide adequate glycemic control in these patients and there is no satisfactory treatment currently available.

Rabson-Mendenhall syndrome and Leprechaunism are also characterized by high circulating concentrations of insulin with alternating episodes of hyperglycemia and hypoglycemia. They also have hyperandrogenism and growth failure. High doses of insulin fail to provide adequate glycemic control in these patients and there is no satisfactory treatment currently available.

Diabetes

Patients with type 1 diabetes are characterized by their inability to produce insulin. In these patients, insulin deficiency leads to glucose intolerance in childhood. In type 1 diabetes, down-regulation of GH receptors in the liver results in reduced circulating IGF-I levels, which can lead to GH hypersecretion. This in turn causes decreased insulin sensitivity and worsening of metabolic control. Treatment of type 1 diabetes with rhIGF-I/rhIGFBP-3 can reduce GH levels and improve insulin sensitivity and glycemic control, while decreasing insulin dose requirements.

Type 2 diabetes is characterized by insulin resistance. In addition to low circulating levels of IGF-I, these patients have an increased number of insulin/IGF-I hybrid receptors. Increased expression of these hybrid receptors positively correlates with a decrease in both insulin binding affinity and insulin sensitivity. Treatment of type 2 diabetics requiring insulin therapy with rhIGF-I/rhIGFBP-3 also leads to improved glycemic control while decreasing insulin dose requirement.

Cancer

The World Health Organization estimates that by 2020, the number of annual worldwide cancer related deaths is expected to reach 10 million. To date, the FDA has approved over 110 oncology drugs for more than 25 indications. Up to two-thirds of these drugs are cytotoxic agents, many of which exhibit significant systemic toxicity and decrease the quality of life of the patient.

Identification of the signaling pathways that regulate tumor growth has led to novel strategies for the treatment of cancer. As a result, new agents that target growth factors and their receptors are emerging as promising new treatments. To this end, both IGFBP-3 and INSM-18 have emerged as promising novel treatments for a variety of cancer types. Both treatments interact with the IGF system to reduce tumor growth.

Business Strategy

Our focus is on the development and commercialization of products for the treatment of metabolic and endocrine diseases with unmet medical needs. Our initial goal is to obtain the approval of rhIGF-I/rhIGFBP-3 for the treatment of GHIS and establish proof-of-concept clinical data with rhIGFBP-3 in the treatment of breast or other cancers. Our long-term strategy is to capitalize on many other potential endocrine and metabolic indications with rhIGF-I/rhIGFBP-3 and additional cancer indications with rhIGFBP-3. Key elements of our strategy for achieving these goals include:

Seek FDA and EMEA approval of rhIGF-I/rhIGFBP-3 replacement treatment for GHIS.    We submitted a New Drug Application (NDA) on January 3, 2005 for the use of rhIGF-I/rhIGFBP-3 in the treatment of GHIS, which was accepted for review by the FDA on March 4, 2005. We are continuing our Phase III clinical trial in patients with GHIS in order to obtain long term data and plan to submit a Marketing Authorization Application (MAA) to the EMEA for this indication. Children with this disorder have a significant unmet medical need because no effective treatment is currently available on the market. The proprietary information we have licensed from Pharmacia demonstrates that replacement therapy with rhIGF-I given twice daily will significantly improve height velocity in these severely growth disturbed patients. Data from our clinical studies demonstrates that we can achieve similar circulating concentrations of IGF-I and efficacy results following administration of rhIGF-I/rhIGFBP-3 as was achieved in the Pharmacia studies following administration of rhIGF-I. Furthermore, these blood levels and efficacy were achieved with one injection of rhIGF-I/rhIGFBP-3 per day as opposed to the two injections needed with rhIGF-I alone. In addition to having the advantage of once-a-day dosing, our animal and clinical data suggest less severe side effects with rhIGF-I/rhIGFBP-3 when compared with rhIGF-I.

Our strategy is to maintain a dual manufacturing source for our products. We currently manufacture rhIGF-I/rhIGFBP-3 at our manufacturing facility, Insmed Therapeutic Proteins (ITP), in Boulder, Colorado and plan to continue our manufacturing program with Avecia Limited, a third party contract manufacturer in the United Kingdom. Based on discussions with the FDA, we are conducting several studies, including analytical, pre-clinical and clinical to compare the drug substance previously manufactured at Avecia to the new drug substance produced at ITP. The results of this comparison will become part of our submissions to the regulatory authorities.

Expand the GHIS indication to other growth disorders related to IGF-I deficiency.    A number of growth disorders related to IGF-I deficiency other than GHIS represent conditions with significant unmet medical needs. While seeking approval in GHIS, we plan to investigate these other indications and further develop those that will provide the best market opportunity for label expansion. We will then seek this label expansion through supplemental regulatory submissions. It is likely that we will conduct one or more clinical studies to support label expansion.

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

Establish a sales and marketing organization for the United States.    We intend to develop a sales and marketing force to target the approximately 400 active U.S.-based pediatric endocrinology centers where children with growth disorders are evaluated and treated. These physicians are primarily hospital-based and concentrated in major metropolitan areas and we believe that they will be best served by a focused marketing organization and specialized sales force. In addition, we intend to conduct continuing medical education programs, medical symposia, and regional speaker programs aimed at establishing awareness of rhIGF-I/rhIGFBP-3 in the medical community. We also intend to conduct post-marketing studies and establish a patient registry to provide further data on the safety and efficacy of rhIGF-I/rhIGFBP-3.

Establish a sales and marketing organization or obtain a Marketing Partner for Europe.    We are exploring several opportunities in Europe to partner with an established sales and marketing organization. We expect to conduct continuing medical education programs, medical symposia, and regional speaker programs aimed at establishing awareness of rhIGF-I/rhIGFBP-3 in the European physician community. We also intend to conduct post-marketing studies and establish a patient registry to provide further data on the safety and efficacy of rhIGF-I/rhIGFBP-3.

Initiate clinical studies with rhIGFBP-3    We are currently conducting a Phase I clinical study to establish the pharmacokinetic profile of rhIGFBP-3 and plan to proceed to Phase II clinical studies in one or more of the following cancer types: breast, colorectal, lung and/or prostate.

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

Research and Development

We have devoted substantially all of our resources since we began our operations to the research and development of pharmaceutical product candidates for metabolic and endocrine diseases. Our focus is principally in developing and commercializing late-stage products. We conduct very little of our own preclinical laboratory research. However, we actively maintain ongoing discussions with academic research institutions and other companies regarding rhIGF-I/rhIGFBP-3, rhIGFBP-3 and other projects in endocrinology and oncology. We are currently conducting a Phase III clinical study with our lead product, rhIGF-I/rhIGFBP-3, and plan to investigate other potential indications with this product. We are also conducting pre-clinical studies with our other lead compound, rhIGFBP-3 and plan on conducting clinical studies with this product in the future. Our research and development expenses were approximately $23.3 million in 2004, $7.1 million in 2003, and $18.1 million in 2002.

Strategic Relationships

Fujisawa Pharmaceutical Co., Ltd.

In January 2004, Insmed was granted a non-exclusive license to patent rights pertaining to the use of IGF-I therapy for the treatment of extreme or severe insulin resistant diabetes from Fujisawa Pharmaceutical Co., Ltd. Under the terms of the agreement, Insmed obtained worldwide rights in territories (excluding Japan) where a valid patent claim exists, including the United States and Europe. We have made a commitment to use reasonable commercial efforts to make rhIGF-I/rhIGFBP-3 available on a named patient basis to patients with extreme insulin resistance.

Tzamal Pharmaceutical

In October 2004, we entered into a letter of intent promotion agreement with Tzamal Pharma, a subsidiary of Fox Pharma headquartered in Jerusalem Israel. The agreement calls for Tzamal to be our exclusive distributor in Israel and Palestinian autonomous territories, West Bank and Gaza. The agreement has a term of one year and on the anniversary of the agreement it may be renewed via a joint agreement between Insmed and Tzamal for another twelve months.

Pharmacia Inc.

Pharmacia, Inc. was granted marketing approval in several European and Scandinavian countries for rhIGF-I in the treatment of GHIS. In August 2002, we entered into an agreement with Pharmacia that grants us an exclusive worldwide license to Pharmacia’s portfolio of regulatory filings and proprietary information pertaining to rhIGF-I for the treatment of GHIS. We have made a commitment to make rhIGF-I/rhIGFBP-3 available on a named patient basis to GHIS subjects that were previously being treated with rhIGF-I supplied by Pharmacia.

Avecia Limited

In July 2002, we entered into an agreement with Avecia Limited, Europe’s largest privately held specialty chemical company, for the process development and manufacture of rhIGF-I/rhIGFBP-3. In consideration for the work performed under this agreement, we have paid process development and manufacturing costs associated with the production of rhIGF-I/rhIGFBP-3.

Patents and Proprietary Rights

Insmed Patent Portfolio

Proprietary protection is important to our business, and our policy is to protect our technology by filing patent applications for technology that we consider important. We intend to file additional patent applications, when appropriate, relating to improvements in our technology and other specific products that we develop. As with any pending patent application, there can be no assurance that any of these applications will issue in the United States or a foreign country. There also can be no assurance that a subsequent U.S. or foreign patent will later be held valid and enforceable.

We hold 28 United States patents relating to the composition, production, antibodies and methods of use for rhIGF-I/rhIGFBP-3 and rhIGFBP-3, including:

Two issued patents for rhIGFBP-3 composition-of-matter;

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

In addition, foreign counterparts to the above-referenced U.S. patents have issued or are pending issue in the major pharmaceutical markets, such as Europe, Canada and Japan.

With respect to Europe, Insmed recently decided to withdraw one of its patents, EP 451,194 (“the 194 patent”), which is directed to compositions and methods of using IGFBP-3. This patent expires in 2009. We do not believe that a competitor is developing IGFBP-3 or will engage in activities encompassed by this patent prior to 2009. As such, the costs of maintaining this patent outweigh its estimated value. Therefore, Insmed has withdrawn its approval of the text of the ‘194 patent. As a result of this action, we expect the European Patent Office will soon revoke the ‘194 patent.

As part of our development and manufacturing agreement with Avecia Limited, we are currently negotiating to obtain certain non-exclusive rights to Avecia’s proprietary manufacturing technology. In January 2004, Insmed was granted a non-exclusive license to patent rights pertaining to the use of IGF-I therapy for the treatment of extreme or severe insulin resistant diabetes from Fujisawa Pharmaceutical Co., Ltd.

Reflecting our commitment to safeguarding proprietary information, we require our employees and consultants to sign confidentiality agreements. These agreements prohibit unauthorized disclosure of Insmed’s proprietary information. Despite our efforts to protect our proprietary information, unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and the steps we have taken might not prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States.

We note that there has been increasing litigation in the biopharmaceutical industry with respect to the manufacture and sale of new therapeutic products. The validity and breadth of claims in biotechnology patents may involve complex factual and legal issues, for which no consistent policy exists. In particular, the patent protection available for protein-based products, such as rhIGF-I/rhIGFBP-3 and rhIGFBP-3, is highly uncertain and involves issues relating to the scope of protection of claims to gene sequences and the production of their corresponding proteins.

In some cases, litigation or other proceedings may be necessary to enforce our patents or protect our know-how or other intellectual property rights. Any potential litigation could result in a substantial cost to us and a diversion of our resources. We cannot be sure that any of our patents will ultimately be held valid. An adverse outcome in any litigation or proceeding could subject us to significant liability.

Third-Party Patents

Third parties, including Genentech Inc. and Chiron Corporation hold United States and/or foreign patents possibly directed to the composition, production and/or use of rhIGF-I, rhIGFBP-3, rhIGF-I/rhIGFBP-3 and/or recombinant proteins in general. After examining these patents, we do not believe they present an obstacle to our plans to commercialize rhIGF-I/rhIGFBP-3 and rhIGFBP-3.

We can provide no assurance, however, that one of these third parties will not assert a contrary position in the future, for instance in the context of an infringement action. Likewise, we cannot predict with certainty the outcome of such a proceeding. We note, however, that an adverse ruling could impact our ability to make, use or sell our products. In any event, in some cases, litigation or other proceedings may be necessary to defend Insmed against claims of patent infringement.

In this regard, we note that on December 20, 2004, Tercica, Inc. and Genentech Inc. filed a complaint against Avecia Limited and Insmed, Inc. in the United Kingdom at the High Court of Justice, Chancery Division, Patents Court alleging infringement of EP patent No. 571,417 (“the 417 patent”). The ‘417 patent has claims directed to particular uses of a combination of IGFBP-3 and IGF-I. In the complaint, Tercica, Inc. asked the court for an injunction to restrain allegedly infringing activity, for a declaration that the ‘417 patent is valid and infringed, for an order requiring the delivery or destruction of allegedly infringing articles and materials and for an inquiry into possible economic damages.

On February 11, 2005, Avecia and Insmed filed a Defense and Counterclaim to Tercica Inc.’s suit. In its Defense, Avecia and Insmed asserted, among other things, that the ‘417 patent is invalid and that the Claimant failed to properly register its license. In its Counterclaim, Avecia and Insmed also asked the court to revoke the ‘417 patent.

Insmed cannot predict with certainty the outcome of this proceeding. We note, however, that an adverse ruling could impact our ability to make, use or sell our products and would have a material adverse effect on our business, financial condition and results of operations.

In addition, Tercica, Inc. filed, on December 23, 2004, a complaint against Insmed in the United States District Court for the Northern District of California alleging infringement of U.S. patent Nos. 5,187,151 and 6,331,414. These patents are directed to certain methods of using IGF-I/IGFBP-3 and methods of producing human IGF-I, respectively. On February 16, 2005, Tercica, Inc. and Genentech, Inc. filed an Amended Complaint, adding allegations of infringement of U.S. patent No. 5,258,287 (“the ‘287 patent”). The claims of the ‘287 patent are directed to DNA encoding BP53 (i.e. IGFBP-3) and recombinant constructs, transformed host cells and methods for using same.

On February 18, 2005, Insmed filed a motion to dismiss the Amended Complaint. In the motion, Insmed asserted that all alleged activities fall within the statutory safe-harbor provided by 35 U.S.C. § 271(e)(1), commonly called the clinical trial exemption. This exemption prevents patent infringement actions from being filed against activities reasonably related to obtaining FDA approval of a product, such as when the product is still being tested in clinical trials. Insmed further asserted, among other things, that Plaintiffs have failed to state a claim for the requested relief, have not sued the proper party, have failed to name all the proper plaintiffs and have failed to establish the existence of a sufficiently real and substantial controversy between the parties. Insmed requested immediate dismissal or Summary Judgment against the plaintiff’s allegation on these grounds.

Insmed cannot predict with certainty the outcome of this proceeding. We note, however, that an adverse ruling could impact our ability to make, use or sell our products and would have a material adverse effect on our business, financial condition and results of operations.

In addition, Novartis AG and Chiron Corporation have rights to United States and foreign patents relating to the use of IGF-1 for the treatment of type 1 diabetes, and Novartis owns United States and foreign patents relating to the treatment of osteoporosis with IGF-1. Genentech, Inc. owns U.S. and foreign patents directed to using IGF-1 to increase the growth rate of certain patients with non-GH-deficient short stature and patients having partial growth hormone insensitivity syndrome. We do not expect that we will infringe these patents. We can give no assurances, however, that such patents can be avoided, invalidated or licensed. Thus, the patents could potentially have an adverse effect on our ability to make, use or sell rhIGF-I/rhIGFBP-3 for certain indications.

Manufacturing

We currently rely on our wholly owned subsidiary, Insmed Therapeutic Proteins, as well as contract manufacturers to produce rhIGF-I/rhIGFBP-3 and rhIGFBP-3. If we are unable to establish our own capacity and maintain relationships with third parties for manufacturing sufficient quantities of our product candidates and their components which meet our planned time and cost parameters, the development and timing of our clinical trials and/or product commercialization may be adversely affected.

Our product candidates must be manufactured in a facility by processes that comply with current good manufacturing practices (cGMP) and other similar regulations. Prior to receiving marketing approval from the FDA, it is likely that the FDA will inspect our manufacturing facilities to ensure that our contract manufacturers and/or Insmed Therapeutic Proteins are in compliance with cGMP. If we are not in compliance with cGMP, the FDA may make us halt manufacturing until we can bring the facilities into compliance. This could take a substantial period of time and could adversely affect the development and timing of our clinical trials and/or product commercialization.

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

To date, we have supplied all of our pre-clinical and clinical study requirements with rhIGF-I/rhIGFBP-3 previously produced by our subsidiary, Celtrix Pharmaceuticals Inc. or Avecia Limited, a contract manufacturer in Billingham, England.

In July 2002, we entered into an agreement with Avecia Limited, Europe’s largest privately held specialty chemical company, for the process development and manufacture of rhIGF-I/rhIGFBP-3. In consideration for the work performed under this agreement, we have paid process development and manufacturing costs associated with the production of rhIGF-I/rhIGFBP-3.

We are currently manufacturing rhIGF-I/rhIGFBP-3 at Insmed Therapeutic Proteins in Boulder, Colorado. Celtrix Pharmaceuticals Inc. no longer produces rhIGF-I/rhIGFBP-3. We cannot guarantee that Insmed Therapeutic Proteins and Avecia will be able to produce the rhIGF-I/rhIGFBP-3 or rhIGFBP-3 necessary for future pre-clinical and clinical trials or commercialization.

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

Currently, no drug in the United States and Europe is approved and marketed as replacement therapy for the treatment of GHIS. We are aware of only one other company, Tercica, Inc., that is pursuing development of a product for this indication. On February 28, 2005 Tercica announced that it had submitted a new drug application (NDA) for the use of rhIGF-I in the long term treatment of growth failure in children with a severe form of primary IGF deficiency. We believe this indication would include patients with GHIS. We believe Tercica may also be planning to develop rhIGF-I for some of the same indications that we plan to pursue with rhIGF-I/rhIGFBP-3.

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

Government Regulation

Government authorities in the United States and other countries extensively regulate the research, development, testing, manufacture, promotion, marketing and distribution of drug products. Drugs are subject to rigorous regulation by the FDA and similar regulatory bodies in other countries. The steps ordinarily required before a new drug may be marketed in the United States are similar to steps required in most other countries and include:

•	Pre-clinical laboratory tests, pre-clinical studies in animals and formulation studies and the submission of an Investigational New Drug Application (IND);

•	Adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

•	The submission of a NDA ; and

•	Regulatory review and approval of the NDA before any commercial sale or shipment of the drug.

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

After completion of the required clinical testing, a NDA is submitted. The FDA may request additional information before accepting a NDA for filing, in which case the application must be resubmitted with the additional information. The performance goals and procedures of the FDA Center for Drug Evaluation and Research (CDER) and the Center for Biologics Evaluation and Research (CBER), as agreed to under the reauthorization of the prescription drug user fee program in the “Food and Drug Administration Modernization Act of 1997,” indicate the FDA is striving to review and act on 90% of standard NDA submissions filed during years 2003 through 2007 within 10 months of receipt and priority NDA submissions within 6 months of submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an appropriate advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

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

The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections. Because we intend to contract with third parties for manufacturing of these products, our control of compliance with FDA requirements may be incomplete. In addition, identification of certain side effects or the occurrence of manufacturing problems after any of our drugs are on the market could cause subsequent withdrawal of approval, reformulation of the drug, additional pre-clinical testing or clinical trials and changes in labeling of the product.

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our products. We cannot predict the likelihood, nature or extent of adverse governmental regulation which might arise from future legislative or administrative action, either in the United States or abroad.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States Orphan drug designation must be requested before submitting a NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. This exclusivity, however, also could block the approval of our products for seven years if a competitor is granted orphan designation and receives NDA approval of the same drug for the same indication or disease before we do. We have received orphan designation for the treatment of severe burn injury, growth disturbances due to GHIS, and extreme insulin resistance. We also intend to file for orphan drug designation for other indications which meet the criteria for orphan exclusivity. Obtaining FDA approval to market a product with orphan drug exclusivity may not provide us with a material commercial advantage.

The FDA Modernization Act of 1997 included a pediatric exclusivity provision that was extended by the Best Pharmaceuticals for Children Act of 2003. Pediatric exclusivity is designed to provide an incentive to manufacturers for conducting research about the safety of their products in children. Pediatric exclusivity, if granted, provides an additional six months of market exclusivity in the United States for new or currently marketed drugs, if certain pediatric studies requested by FDA are completed by the applicant. We believe our current plans to study rhIGF-I/rhIGFBP-3 in children may qualify rhIGF-I/rhIGFBP-3 for the additional six months of pediatric exclusivity, although there can be no assurances that FDA will grant such additional exclusivity. The current pediatric exclusivity provision is scheduled to end on October 1, 2007 and there can be no assurances that it will be reauthorized.

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

Employees

As of December 31, 2004, we had 55 full-time employees. Of these employees, 14 were engaged in research and development, 29 were engaged in manufacturing and 12 were engaged in general management, finance and administration. None of our employees are covered by any collective bargaining agreement. We consider relations with our employees to be good.

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

We are focused on product development and currently have no commercial sales. We have incurred losses each year of operation and we expect to continue incurring operating losses for the foreseeable future. The process of developing our products requires significant pre-clinical testing and clinical trials as well as regulatory approvals for commercialization and marketing before we can begin to generate any revenue from product sales. In addition, commercialization of our drug candidates will require us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities. We expect that these activities, together with our general and administrative expenses, will result in substantial operating losses for the foreseeable future. As of December 31, 2004, our accumulated deficit was $213.7 million. For the year ended December 31, 2004, our consolidated net loss was $27.2 million.

We currently have two lead product candidates, rhIGF-I/rhIGFBP-3 (also known as SomatoKine®) and rhIGFBP-3. rhIGF-I/rhIGFBP-3 is currently in development for a number of metabolic and endocrine indications. The most advanced indication in development is the treatment of severe growth disturbance due to growth hormone insensitivity syndrome (GHIS). Our second compound, rhIGFBP-3, is currently in pre-clinical development for a variety of cancers including breast, lung, colon and prostate.

All of our products are currently in the research and development stage and if we are unable to commercialize them it will materially adversely affect our business, financial condition and results of operations.

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

Even if we are successful in developing our products, there are numerous developments that could prevent the successful commercialization of the products such as:

•	the regulatory approval of our products are delayed or we are required to conduct further research and development with our products prior to receiving regulatory approval;

•	we are unable to build a sales and marketing group to successfully launch and sell our products;

•	we are unable to raise the additional funds needed to successfully develop and commercialize our products or acquire additional products for growth;

•	an event such as a law suit or other litigation drains our cash;

•	we are unable to manufacture the quantity of product needed in accordance with current good manufacturing practices to meet market demand or at all;

•	our product is determined to be ineffective or unsafe following approval and is removed from the market or we are required to perform additional research and development to further prove the safety and effectiveness of the product before re-entry into the market;

•	competition from other products or technologies prevents or reduces market acceptance of our products;

•	we do not have and cannot obtain the intellectual property rights needed to manufacture or market our products without infringing on another company’s patents; or

•	we are unable to obtain reimbursement for our products or such reimbursement may be less than is necessary to produce a reasonable profit.

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

We are currently conducting a Phase III clinical trial of rhIGF-I/rhIGFBP-3 in patients with GHIS and have included some data from this trial as pivotal information in a NDA submission to the FDA which was filed on January 3, 2005. We also plan to include the data from the trial in a MAA to the EMEA. We must receive approval of these applications before we can market rhIGF-I/rhIGFBP-3 in the respective territories. We are also planning clinical trials with rhIGFBP-3.

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

We may be required to conduct broad, long-term clinical trials to address concerns that the long-term use of rhIGF-I/rhIGFBP-3 in broader chronic indications might increase the risk of diabetic retinopathy. This may materially adversely affect our business, financial condition and results of operations.

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

We are required to obtain various regulatory approvals prior to studying our drug products in humans and then again before we market and distribute our products. The regulatory review and approval process required to perform a clinical study in both the United States and Europe includes evaluation of pre-clinical studies and clinical trials, as well as the evaluation of our manufacturing process and is complex, lengthy, expensive, resource intensive and uncertain. Securing regulatory approval to market our products also requires the submission of extensive pre-clinical and clinical data, manufacturing information regarding the process and facility, scientific data characterizing our product and other supporting data to the regulatory authorities in order to establish its safety and effectiveness. This process is also complex, lengthy, expensive, resource intensive and uncertain. We have limited experience in filing and pursuing applications necessary to gain these regulatory approvals.

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

We are currently conducting a Phase III clinical trial of rhIGF-I/rhIGFBP-3 in patients with GHIS and have included data from this trial as a pivotal piece of information in a January 3, 2005 NDA submission to the FDA. We also plan to include the data in a MAA submission to the EMEA. We must receive approval of these applications before we can market rhIGF-I/rhIGFBP-3.

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

If our Phase III clinical trial is unsuccessful or if we cannot produce comparable drug product, have not correctly understood the regulatory requirements associated with comparability of drug products or for various other reasons cannot satisfy ongoing regulatory requirements, we may not receive NDA and/or MAA approvals or such approvals may be substantially delayed or withdrawn. Any of these events could materially adversely affect our business, financial condition and results of operations.

We cannot be certain that we will obtain any regulatory approvals in foreign countries. The failure to obtain such approvals may materially adversely affect our business, financial condition and results of operations.

In order to market our products outside of the United States and European Union territories, our corporate partners and we must comply with numerous and varying regulatory requirements of other countries. The approval procedures vary among countries and can involve additional product testing and administrative review periods. The time required to obtain approval in these other territories might differ from that required to obtain

FDA or EMEA approval. The regulatory approval process in these other territories includes at least all of the risks associated with obtaining FDA and EMEA approval detailed above. Approval by the FDA or EMEA does not ensure approval by the regulatory authorities of other countries.

We are currently conducting or planning to conduct several clinical studies in the United States, and countries in the European Union and other territories with our products. If we are unable to receive regulatory approval to conduct such studies, it may prevent or substantially delay our development programs which could materially adversely affect our business, financial condition and results of operations.

If another party obtains orphan drug or pediatric exclusivity for a product that is essentially the same as rhIGF-I/rhIGFBP-3 for the treatment of growth disturbance due to GHIS, we may be precluded or delayed from commercializing rhIGF-I/rhIGFBP-3 in that indication. This will materially adversely affect our business, financial condition and results of operations.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States The company that obtains the first marketing approval from the FDA for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. Similar laws exist in Europe. Pediatric exclusivity can provide an additional six months of market exclusivity in the United States If a competitor obtains approval of the same drug for the same indication or disease before us, we would be blocked from obtaining approval for our product for seven or more years, unless our product can be shown to be clinically superior. In addition, more than one product may be approved by the FDA for the same orphan indication or disease as long as the products are different drugs. As a result, if our product is approved and receives orphan drug status, the FDA can still approve other drugs for use in treating the same indication or disease covered by our product, which could create a more competitive market for us.

We are aware of a drug being developed by Tercica, Inc., which we believe is a product containing essentially only rhIGF-I, that is in development for treatment of severe primary IGF-I Deficiency. We believe this population includes patients with GHIS. We believe this company has or will file for orphan designation of their product and pursue pediatric exclusivity. The regulatory agencies could determine that this other product is the same drug as our product and is used for the same indication. If the regulatory agencies make this determination and the other product is approved first, the approval of our rhIGF-I/rhIGFBP-3 for GHIS could be blocked for up to seven or more years, which could force us to curtail or cease our operations. We may not be able to benefit from the orphan drug marketing exclusivity because products that are clinically superior may be approved for marketing regardless of whether we receive orphan drug designation and the first marketing approval.

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

Failure to successfully manufacture our products could materially adversely affect our business, financial condition and results of operations. We intend to manufacture products at out ITP facility in Boulder, Colorado and enter into strategic alliances with other parties that have established commercial scale manufacturing capabilities. There can be no assurance that our ITP facility will have the capacity to produce the required products nor that we will enter into such strategic alliances on terms favorable to us or at all. If we are unable to increase production capacity at our ITP facility or establish and maintain relationships with third parties for manufacturing sufficient quantities of our product candidates and their components that meet our planned time and cost parameters, the development and timing of our pre-clinical and clinical trials may be adversely affected.

In addition, there can be no assurance that an adverse regulatory inspection at our ITP facility or at our contract manufacturers’ facilities would not impede our commercial supply capability. If we choose to commercialize such products solely on our own, it would be time consuming, resource intensive and capital intensive. If our contract manufacturers’ facilities or our facilities can not produce our products according to current good manufacturing practices (cGMP) and pass a cGMP inspection or if our contract manufacturers’ or our facilities become unavailable, we may be unable to develop and commercialize our products. This will materially adversely affect our business, financial condition and results of operations.

The available capacity for the manufacture of recombinant proteins that comprise rhIGF-I/rhIGFBP-3 is limited. A shutdown or disruption at our ITP facility or in any of these third party facilities due to technical, regulatory or other problems, resulting in an interruption in supply of these materials, could delay our development activities and adversely impact our business, financial condition and results of operations.

We have manufactured rhIGF-I/rhIGFBP-3 at our ITP facility and at Avecia’s site at Billingham, England. At present, rhIGF-I/rhIGFBP-3 has never been manufactured by ITP or Avecia in quantities necessary for commercialization; we cannot guarantee that they will be able to produce the quantities of rhIGF-I/rhIGFBP-3 necessary for commercialization or that there will not be delays in such production. If we are unable to manufacture rhIGF-I/rhIGFBP-3 or such manufacture is delayed it could materially adversely affect our business, financial condition and results of operations.

Our ITP facility and the facilities used by our contract manufacturers, including Avecia Limited, to manufacture rhIGF-I/rhIGFBP-3 may undergo an inspection by the FDA and/or EMEA for compliance with cGMP regulations, before rhIGF-I/rhIGFBP-3 can be approved. In the event these facilities do not receive a satisfactory cGMP inspection for the manufacture of our product, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a significant delay of up to several years in obtaining approval for rhIGF-I/rhIGFBP-3. In addition, our contract manufacturers, and any alternative contract manufacturer we may utilize, will be subject to ongoing periodic inspection by the FDA and EMEA and other foreign agencies for compliance with cGMP regulations and similar foreign standards. We do not have control over our contract manufacturers’ compliance with these regulations and standards.

Product for our clinical trials is currently made at either our ITP facility or Avecia’s manufacturing facility and then sent to an additional third party contract manufacture for sterile filtration and filling into vials. Should our ITP facility, Avecia’s facility or our contract sterile filtration and filling manufacturer become unavailable to us for any reason, including damage from any event, including fire, flood, earthquake or terrorism, we may be unable to complete manufacture of rhIGF-I/rhIGFBP-3 or validation of the manufacturing process for rhIGF-I/rhIGFBP-3. This could delay our clinical trials and the approval of our NDA or MAA, which would delay or otherwise adversely affect revenues. If the damage to any of these facilities is extensive, or if they are unwilling or unable to operate in compliance with cGMP or perform under our agreements, we will need to find alternative facilities. The number of contract manufacturers with the expertise and facilities to manufacture rhIGF-I/rhIGFBP-3 bulk drug substance on a commercial scale in accordance with cGMP regulations is extremely limited, and it would take a significant amount of time and resources to arrange for alternative manufacturers. If we need to change to other commercial manufacturers, we would need to transfer and validate the processes and analytical methods necessary for the production and testing of rhIGF-I/rhIGFBP-3 to these new manufacturers. Any of these factors could lead to the delay or suspension of our clinical trials, regulatory submissions, regulatory approvals or commercialization of rhIGF-I/rhIGFBP-3, or higher costs of production and result in our failure to effectively commercialize rhIGF-I/rhIGFBP-3.

Furthermore, if our ITP facility or our contract manufacturers fail to deliver sufficient quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, and we are unable to promptly find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volume and on a timely basis, we will likely be unable to meet demand for rhIGF-I/rhIGFBP-3 and we would lose potential revenues.

We currently have limited sales, marketing and distribution capabilities, which may make commercializing our products difficult. If we are unable to build sales, marketing and distribution capabilities, it will materially adversely affect our business, financial condition and results of operations.

If the FDA or any other regulatory agency permits us to commence commercial sales of products, we will face competition with respect to commercial sales, marketing and distribution. These are areas in which we have no experience. To market any of our products directly, we must develop a marketing and sales force with technical expertise and with supporting distribution capability. Alternatively, we may engage a pharmaceutical company with a large distribution system and a large direct sales force to assist us. There can be no assurance that we will successfully establish sales and distribution capabilities or gain market acceptance for our proprietary products. To the extent we enter co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third parties and there can be no assurance that our efforts will succeed. Failure to successfully sell, market or distribute our products once approved will materially adversely affect our business, financial condition and results of operations

If our products fail to achieve market acceptance for any reason, such failure may materially adversely affect our business, financial condition and results of operations.

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

We will need additional funds in the future to continue our operations, but we face uncertainties with respect to our access to capital that could materially adversely impact our business, financial condition and results of operations.

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

We may also need to spend more money than currently expected because we may change our product development plans, acquire additional products or product candidates or we may misjudge our costs. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable. There can be no assurance that our cash reserves together with any subsequent funding will satisfy our capital requirements. The failure to satisfy our capital requirements will adversely affect our business, financial condition and results of operations. We believe that existing cash reserves including the March 15, 2005 financing, will sufficiently fund our activities through the next twelve months.

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

We need collaborative relationships to be successful. If we are unable to form these relationships it could materially adversely impact our business, financial condition and results of operations.

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

As part of our business strategy, we expect to pursue acquisitions and in-license new products and technologies. Nonetheless, we cannot assure you that we will identify suitable acquisitions or products or that we can make such acquisitions or enter into such license agreements on acceptable terms. If we acquire businesses, those businesses may require substantial capital, and we cannot provide assurance that such capital will be available in sufficient amounts or that financing will be available in amounts and on terms that we deem acceptable. Furthermore, the integration of acquired businesses may result in unforeseen difficulties that require a disproportionate amount of management’s attention and our other resources. Finally, we cannot provide assurance that we will achieve productive synergies and efficiencies from these acquisitions.

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

We face uncertainties related to patents and proprietary technology that may materially adversely affect our business, financial condition and results of operations.

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

Third parties, including Genentech Inc. and Chiron Corporation hold United States and/or foreign patents possibly directed to the composition, production and/or use of rhIGF-I, rhIGFBP-3, rhIGF-I/rhIGFBP-3 and/or recombinant proteins in general. After examining these patents, we do not believe they present an obstacle to our plans to commercialize rhIGF-I/rhIGFBP-3 and rhIGFBP-3. However, we can provide no assurance that any one of these third parties will not assert in the future a contrary position, for instance in the context of an infringement action. Moreover, while we cannot predict with certainty the outcome of such a proceeding, an adverse ruling could impact our ability to make, use or sell our products.

In addition, Novartis AG and Chiron Corporation have rights to United States and foreign patents relating to the use of IGF-1 for the treatment of type 1 diabetes, and Novartis owns United States and foreign patents relating to the treatment of osteoporosis with IGF-1. Genentech, Inc. owns U.S. and foreign patents directed to using IGF-I to increase the growth rate of certain patients with non-GH-deficient short stature and patients having partial growth hormone insensitivity syndrome. We do not expect that we will infringe these patents. We can give no assurances, however, that such patents can be avoided, invalidated or licensed. Thus, the patents could potentially have an adverse effect on our ability to make, use or sell rhIGF-I/rhIGFBP-3 for certain indications.

We may have to undertake costly litigation to enforce any patents issued or licensed to us or to determine the scope and validity of another party’s proprietary rights. We can give no assurances that a court of competent jurisdiction would validate our issued or licensed patents. An adverse outcome in litigation or an interference or other proceeding in a court or patent office could subject us to significant liabilities to other parties, require us to license disputed rights from other parties or require us to cease using such technology, any of which could materially adversely affect our business, financial condition and results of operations.

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

Third-party claims that our products infringe on their proprietary rights may materially adversely affect our business, financial condition and results of operations.

We have entered into license agreements, and may enter into future license agreements, with various licensees to develop and market our products, and we can give no assurances that third parties will not claim that we and/or our licensees, by practicing our technology, are infringing on their proprietary rights. If other companies successfully bring legal actions against us or our licensees claiming patent or other intellectual property infringements, in addition to any potential liability for damages, a court could require us and/or our licensees to obtain a license in order to continue to use the affected processes or to manufacture or use the affected products, or alternatively, require us and/or our licensees to cease using such products or processes. Such a result may have an adverse effect on our business, financial condition and results of operations. Any such claim, with or without merit, could result in costly litigation or might require us and/or our licensees to enter into royalty or licensing agreements, all of which could delay or otherwise adversely impact the development of our potential products for commercial use. If a court requires us to obtain licenses, there can be no assurance that we and/or our licensees will be able to obtain them on commercially favorable terms, if at all. Without such licenses, we and/or our licensees may be unable to develop certain products. Our breach of an existing license or our failure to obtain, or our delay in obtaining, a license to any technology that we require to commercialize our products may materially adversely impact our business, financial condition and results of operations.

On December 20, 2004, Tercica, Inc. filed a complaint against Avecia Limited, Insmed, Inc. and Genentech, Inc. in the United Kingdom at the High Court of Justice, Chancery Division, Patents Court alleging infringement of EP patent No. 571,417 (“the 417 patent”). The ‘417 patent has claims directed to particular uses of a combination of IGFBP-3 and IGF-I. In the complaint, Tercica, Inc. asked the court for an injunction to restrain allegedly infringing activity, for a declaration that the ‘417 patent is valid and infringed, for an order requiring the delivery or destruction of allegedly infringing articles and materials and for an inquiry into possible economic damages.

On February 11, 2005, Avecia and Insmed filed a Defense and Counterclaim to Tercica Inc.’s suit. In its Defense, Avecia and Insmed asserted, among other things, that the ‘417 patent is invalid and that the Claimant failed to properly register its license. In this Counterclaim, Avecia and Insmed also asked the court to revoke the ‘417 patent.

Insmed cannot predict with certainty the outcome of this proceeding. We note, however, that an adverse ruling could impact our ability to make, use or sell our products.

Tercica, Inc. filed, on December 23, 2004, a complaint against Insmed in the United States District Court for the Northern District of California alleging infringement of U.S. patent Nos. 5,187,151 and 6,331,414. These patents are directed to certain methods of using IGF-I/IGFBP-3 and methods of producing human IGF-I, respectively. On February 16, 2005, Tercica, Inc. and Genentech, Inc. filed an Amended Complaint, adding allegations of infringement of U.S. patent No. 5,258,287 (“the ‘287 patent”). The claims of the ‘287 patent are directed to DNA encoding BP53 (i.e. IGFBP-3) and recombinant constructs, transformed host cells and methods for using same.

On February 18, 2005, Insmed filed a motion to dismiss the Amended Complaint. In the motion, Insmed asserted that all alleged activities fall within the statutory safe-harbor provided by 35 U.S.C. § 271(e)(1), commonly called the clinical trial exemption. This exemption prevents patent infringement actions from being filed against activities reasonably related to obtaining FDA approval of a product, such as when the product is still being tested in clinical trials. Insmed further asserted, among other things, that Plaintiffs have failed to state a claim for the requested relief, have not sued the proper party, have failed to name all the proper plaintiffs and have failed to establish the existence of a sufficiently real and substantial controversy between the parties. Insmed requested immediate dismissal or Summary Judgment against the plaintiff’s allegation on these grounds.

Insmed cannot predict with certainty the outcome of this proceeding. We note, however, that an adverse ruling could impact our ability to make, use or sell our products.

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

Currently, no drug in the United States or Europe is approved and marketed as replacement therapy for the treatment of GHIS. We are aware of only one other company, Tercica, Inc., that is pursuing development of a product for this indication or a similar indication. On February 28, 2005 Tercica announced that it had submitted an NDA for the use of rhIGF-I in the long term treatment of growth failure in children with a severe form of primary IGF deficiency. We believe this indication would include patients with GHIS. We believe Tercica may also be planning to develop rhIGF-I for some of the same indications that we plan to pursue with rhIGF-I/rhIGFBP-3.

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

Our research, development and manufacturing activities involve the use of hazardous materials, which could expose us to damages that could materially adversely affect our business, financial condition and results of operations.

Our research, development and manufacturing activities involve the controlled use of hazardous materials, including hazardous chemicals and radioactive materials. We believe that our procedures for handling hazardous materials comply with federal and state regulations; however, there can be no assurance that accidental injury or contamination from these materials will not occur. In the event of an accident, we could be held liable for any damages, which could exceed our available financial resources, including our insurance coverage. This liability could materially adversely affect our business, financial condition and results of operations.

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

The market price of our stock has been and may continue to be highly volatile, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

Available Information and Corporate Governance Documents.

Our Internet website address is: www.insmed.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of our Audit, Compensation and Nominating of Governance Committees are available on our website and are available in print, without charge, to any shareholder upon written request by writing our Treasurer and Controller at 4851 Lake Brook Drive, Glen Allen, Virginia 23060. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

We occupy 46,000 square feet of office and laboratory space in Glen Allen, Virginia and 30,000 square feet of manufacturing and warehouse space in Boulder, Colorado. Our annual cash cost for the Virginia space including utilities and services in 2004 was approximately $1.1 million under an operating lease that contains annual escalations of 1.75% and expires in October 2006. Our annual cash cost for the Colorado space including utilities and services in 2004 was approximately $0.6 million under an operating lease that contains an annual escalation of 3% and expires in February 2008. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternate space will be available on commercially reasonable terms when our lease expires or when we need additional space.

ITEM 3.	LEGAL PROCEEDINGS

On December 20, 2004, Tercica, Inc. and Genentech Inc. filed a complaint against Avecia Limited and Insmed, Inc. in the United Kingdom at the High Court of Justice, Chancery Division, Patents Court alleging infringement of EP patent No. 571,417 (“the 417 patent”). The ‘417 patent has claims directed to particular uses of a combination of IGFBP-3 and IGF-I. In the complaint, Tercica, Inc. asked the court for an injunction to restrain allegedly infringing activity, for a declaration that the ‘417 patent is valid and infringed, for an order requiring the delivery or destruction of allegedly infringing articles and materials and for an inquiry into possible economic damages.

On February 11, 2005, Avecia and Insmed filed a Defense and Counterclaim to Tercica Inc.’s suit. In its Defense, Avecia and Insmed asserted, among other things, that the ‘417 patent is invalid and that the Claimant failed to properly register its license. In its Counterclaim, Avecia and Insmed also asked the court to revoke the ‘417 patent.

Insmed cannot predict with certainty the outcome of this proceeding. We note, however, that an adverse ruling could impact our ability to make, use or sell our products.

Tercica, Inc. filed, on December 23, 2004, a complaint against Insmed in the United States District Court for the Northern District of California alleging infringement of U.S. patent Nos. 5,187,151 and 6,331,414. These patents are directed to certain methods of using IGF-I/IGFBP-3 and methods of producing human IGF-I, respectively. On February 16, 2005, Tercica, Inc. and Genentech, Inc. filed an Amended Complaint, adding allegations of infringement of U.S. patent No. 5,258,287 (“the ‘287 patent”). The claims of the ‘287 patent are directed to DNA encoding BP53 (i.e. IGFBP-3) and recombinant constructs, transformed host cells and methods for using same.

On February 18, 2005, Insmed filed a motion to dismiss the Amended Complaint. In the motion, Insmed asserted that all alleged activities fall within the statutory safe-harbor provided by 35 U.S.C. § 271(e)(1), commonly called the clinical trial exemption. This exemption prevents patent infringement actions from being filed against activities reasonably related to obtaining FDA approval of a product, such as when the product is still being tested in clinical trials. Insmed further asserted, among other things, that Plaintiffs have failed to state a claim for the requested relief, have not sued the proper party, have failed to name all the proper plaintiffs and have failed to establish the existence of a sufficiently real and substantial controversy between the parties. Insmed requested immediate dismissal or Summary Judgment against the plaintiff’s allegation on these grounds.

Insmed cannot predict with certainty the outcome of this proceeding. We note however, that an adverse ruling could impact our ability to make, use or sell our products.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our shareholders during the quarter ended December 31, 2004.

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

	Insmed Common Stock
Fiscal Year 2004	High	Low
Fourth Quarter	$2.48	$1.24
Third Quarter	2.33	1.00
Second Quarter	3.40	1.98
First Quarter	4.28	2.87

Fiscal Year 2003	High	Low
Fourth Quarter	$3.40	$2.50
Third Quarter	3.74	1.96
Second Quarter	3.56	0.60
First Quarter	0.65	0.39

On February 28, 2005, the last reported sale price for our common stock on the Nasdaq National Market was $1.29 per share. As of February 28, 2005, there were 565 holders of record of our common stock.

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

In the table below, we provide you with selected consolidated financial data. We have prepared this information using the consolidated financial statements of Insmed for the five years ended December 31, 2004. The acquisition of Celtrix closed on May 31, 2000. The purchase method of accounting was used to account for the transaction. Accordingly, the results of operations for Celtrix are included in the historical financial information commencing June 1, 2000. The financial statements for each of the five fiscal years ended December 31, 2004 have been audited by Ernst & Young LLP, our independent registered public accounting firm.

When you read this selected historical financial data, it is important that you also read the historical financial statements and related notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 31 to 35.

	Year Ended December 31,
	1999	2000	2001	2002	2003	2004
Historical Statement of Operations Data:
Revenues	$—	$60	$296	$1,955	$150	$137
Operating expenses:
Research and development	5,657	21,608	35,506	18,077	7,140	23,320
General and administrative	2,189	5,989	4,881	2,984	3,477	4,242
Operational restructuring charge	—	—	—	2,533	—	—
Goodwill write-off	—	—	—	15,385	—	—
Purchased research and development	—	50,434	—	—	—	—
Stock compensation	285	3,564	95	—	119

Total operating expenses	8,131	81,595	40,482	38,979	10,736	27,562

Operating loss	(8,131)	(81,535)	(40,186)	(37,024)	(10,586)	(27,425)
Interest income, net	338	1,873	3,017	607	288	222

Loss before income taxes	(7,793)	(79,662)	(37,169)	(36,417)	(10,298)	(27,203)
Income tax expense	—	200	—	—	—	—

Net loss	(7,793)	(79,862)	(37,169)	(36,417)	(10,298)	(27,203)
Basic and diluted net loss per share	(2.47)	(4.36)	(1.13)	(1.10)	(0.29)	(0.69)
Weighted average shares	3,155	18,319	32,871	33,066	35,600	39,160

Historical Balance Sheet Data:
Cash, cash equivalents and marketable securities	$4,635	$83,083	$51,250	$27,337	$29,526	$9,222
Total assets	5,296	102,718	71,606	28,308	29,812	13,011
Stockholders’ equity	4,462	96,782	59,695	23,446	26,220	7,235

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion also should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Overview

We discover and develop pharmaceutical products for the treatment of metabolic and endocrine disorders. We have 3 lead drug candidates—rhIGF-I/rhIGFBP-3, rhIGFBP-3 and INSM-18. During 2004 we initiated a pivotal Phase III study with rhIGF-I/rhIGFBP-3 in GHIS and a Phase I study with rhIGFBP-3 in cancer. Also during 2004 we were successful in manufacturing clinical grade rhIGF-I/rhIGFBP-3 at Avecia and commissioned our ITP facility in Boulder, Colorado. On January 3, 2005 we submitted an NDA to the FDA for the use of rhIGF-1/rhIGFBP-3 in the treatment of GHIS, and on March 4, 2005 we received acceptance of the filing for FDA review. We are continuing our Phase III clinical trial in order to obtain long term data and plan to submit a MAA to the EMEA for this indication. Our plans for 2005 include:

•	Obtain NDA approval for rhIGF-I/rhIGFBP-3 in GHIS

•	Initiate clinical trials to expand rhIGF-I/rhIGFBP-3 into additional niche indications

•	Establish commercial activities consistent with FDA approval process

•	Capitalize through debt/equity and partnership fees to sustain 2005/2006 operations

•	Establish European partner for rhIGF-I/rhIGFBP-3 and global partner for rhIGFBP-3

•	Aggressively defend patent lawsuits in the United States and United Kingdom

We have not been profitable and have accumulated deficits of approximately $213.7 million through December 31, 2004. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. In general, our expenditures may increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

The full cost and completion dates, through commercialization, of our current research and development projects, rhIGF-I/rhIGFBP-3 and rhIGFBP-3, are entirely dependent on the results of our current Phase II and III clinical trials for rhIGF-I/rhIGFBP-3, together with the subsequent review of the Phase III results with the FDA, and our Phase I and pre-clinical trials with rhIGFBP-3. Therefore, the estimated full cost of completion and the final completion dates for our current research and development projects are unknown at this time.

Results of Operations

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

For the year ended December 31, 2004, we recorded a net loss of $27.2 million. Research and development expenses (which consist primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing, compensation and other expenses related to research and development personnel and facilities expenses) increased $16.2 million from $7.1 million in 2003 to $23.3 million in 2004. This rise in spending resulted from a broader clinical trials program and an increase in manufacturing activity at our ITP facility and at our contract manufacturer Avecia to produce rhIGF-I/rhIGFBP-3 for our clinical trials,

General and administrative expenses increased $0.7 million from $3.6 million for 2003 to $4.3 million for 2004. The increase was due to higher external service and personnel costs in support of our business. Revenues decreased $13,000 from $150,000 in 2003 to $137,000 in 2004 due to a slight decline in royalties.

As of December 31, 2004, cash and cash equivalents decreased to $9.2 million from $29.5 million at December 31, 2003. As a result of a lower average cash balance and lower interest rates in 2004 compared to 2003, net interest income decreased $66,000 from $288,000 in 2003 to $222,000 million in 2004.

Accounts payable and accrued project costs increased $1.1 million from $2.4 million at December 31, 2003 to $3.5 million at December 31, 2004 as a result of increased clinical and manufacturing activity. Stockholders’ equity decreased $19.0 million mainly as a result of the net loss for 2004 of $27.2 million being partially offset by approximately $8.0 million in net proceeds received in connection with a private placement of our common stock on November 8, 2004. The accumulated deficit at December 31, 2004 increased to approximately $213.8 million due to our 2004 net loss of $27.2 million.

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

For the year ended December 31, 2003, we recorded a net loss of $10.3 million. Research and development expenses (which consist primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing, compensation and other expenses related to research and development personnel and facilities expenses) decreased $11.0 million from $18.1 million in 2002 to $7.1 million in 2003 as a result of decreased clinical trial activity.

Clinical and contract manufacturing costs related to the development of rhIGF-I/rhIGFBP-3 decreased approximately $0.3 million from $3.5 million in 2002, to $3.2 million in 2003 as we completed the development phase and began to scale up our production process for rhIGF-I/rhIGFBP-3 and rhIGFBP-3 with our contract manufacturer, Avecia.

General and administrative expenses increased $0.5 million from $3.0 million for 2002 to $3.5 million for 2003. The increase, although seen across all support services, was primarily due to higher external service costs.

In the third quarter of 2002, we recorded a restructuring charge of $2.5 million related to the previously announced discontinuation of our INS-1 development program. The components of this charge include expenses of $1.2 million related to the anticipated payouts under lease agreements for laboratory space no longer utilized at our headquarters, $0.7 million related to the impairment of idle laboratory equipment at our headquarters, and $0.6 million related to the cost of severance benefits following the termination of approximately 55% of our workforce. We also recorded a $15.4 million goodwill write off in the fourth quarter of 2002 relating to the Celtrix acquisition in 2000.

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

As of December 31, 2003, cash and cash equivalents increased to $29.5 million from $27.3 million at December 31, 2002. As a result of a lower average cash balance and lower interest rates in 2003 compared to 2002, net interest income decreased $0.3 million from $0.6 million in 2003 to $0.3 million in 2003.

Accounts payable and accrued project costs decreased $0.8 million from $3.2 million at December 31, 2002 to $2.4 million at December 31, 2003 as a result of decreased clinical and manufacturing activity. Stockholders’ equity increased $2.8 as a result of approximately $13.0 million in proceeds received by us in connection with a private placement of our common stock on July 15, 2003, net of the loss in 2004. The accumulated deficit at December 31, 2003 increased to approximately $186.5 million due to our 2003 net loss of $10.3 million.

Liquidity and Capital Resources

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point where FDA approval for sales is received. In our financial management, we seek to raise the funds necessary for such development primarily through the issuance of equity securities in private placement transactions. However, it is our intention to pursue additional financing options, including entering into agreements with corporate partners in order to provide milestone payments, license fees and equity investments.

Capital Requirements

Expenditures in the year ended December 31, 2004 were principally related to the research and development, increased clinical trial activity and manufacturing activities at our site in Boulder, Colorado, as well as administrative support activities. In the short-term, we will need to raise substantial additional funds to continue the development and approval process with respect to our lead drug products. In the longer-term, we will require substantial additional funds for the commercialization of those products. Our continuation as a going concern depends on our ability to obtain such additional financing and, ultimately, to generate positive cash flow and attain profitability. There can be no assurance that adequate funds will be available when we need them or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

Planned expenditures in 2005 include the funding of our ongoing R & D activity, such as manufacturing and clinical trial costs, General and Administrative support costs plus initial commercialization efforts associated with the anticipated approval of our NDA.

Capital Resources

We have funded our operations to date primarily through public and private placements of equity securities. We plan to continue incurring losses as we expand our research and development and do not expect material revenues for at least the next several years. At December 31, 2004, our cash and cash investments were approximately $9.2 million and were invested in money market instruments. This is a decrease from $29.5 million at December 31, 2003, despite the conclusion, in November 2004, of a private placement of 6,455,551 shares of our common stock to a group of institutional investors at a price of $1.35 per share, which raised a total of approximately $8.7 million. The placement agent in the transaction received approximately $572,000 in fees and expenses (including fees paid to the placement agent’s attorneys) resulting in net proceeds of approximately $8.0 million. We also issued warrants to purchase an additional 3,227,775 shares of our common stock with an exercise price of $2.00 per share.

On March 15, 2005, we entered into several purchase agreements with a group of institutional investors, pursuant to which we issued and sold to the investors approximately $35,000,000 aggregate principal amount of 5.5% convertible notes, which notes are convertible into our common stock, par value $0.01 per share, as well as warrants to purchase, in the aggregate, 14,864,883 shares of our common stock, at an exercise price of $1.36 per share. The principal of each note will mature and be payable in nine quarterly installments of approximately $3,890,000 commencing on March 1, 2008. Any outstanding notes must be repaid in cash or converted by March 1, 2010. Commencing on June 1, 2005, the notes will bear interest at a rate of 5.5% per annum and is payable quarterly commencing on March 1, 2008. The holders of the notes may convert the notes into our common stock at a conversion price of $1.295 per share as adjusted in accordance with certain adjustments for stock splits, dividends and the like at any time prior to the close of business on March 1, 2010. The notes are convertible into, in the aggregate, 27,027,027 shares of our common stock. The warrants are immediately exercisable for 14,864,883 shares of our common stock at an exercise price of $1.36 per share. The warrants will expire on March 15, 2010. The holders of the notes have the right to require us to repurchase the notes with cash payments up on the occurrence of specified “events of default” and “repurchase events.” The investors also have the right to participate in future financings undertaken by us prior to March 16, 2005, subject to certain exceptions. In connection with issuance of the notes and warrants, we entered into registration rights agreements with the investors pursuant to which we agreed to file a Registration Statement under the Securities Act of 1933, registering for resale the shares of common stock issuable upon the conversion of the notes or exercise of the warrants.

With this additional funding the company believes it has sufficient capital resources to fund our operations through the next twelve months.

Our business strategy contemplates raising additional capital through equity sales. We also plan to enter into agreements with corporate partners in order to fund research and development and to provide milestone payments, license fees and equity investments to fund our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to investors.

Contractual Obligations

We are obligated to make future payments under various contracts as set forth below:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-4 years
Operating Lease Obligations	2,472	1,153	1,319

Total	$2,472	$1,153	$1,319

Critical Accounting Policies

Preparation of financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions. We continually evaluate these estimates and assumptions. The accounting policies discussed below are those we consider critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment. Our financial results might have been different if different assumptions had been used or other conditions had prevailed. For additional accounting policies, see Note 1 to our consolidated financial statements – “Description of the Business and Summary of Significant Accounting Policies”

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and related expenses, cost to develop and manufacture products and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

Stock-Based Compensation

We recognize expense for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost is recognized for the excess, if any, of the estimated fair value of the stock at the grant date over the exercise price. Disclosures regarding alternative fair value measurement and recognition methods prescribed by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, are presented in Notes 1 and 2. The fair value for these awards was estimated at the date of grant using the Black-Scholes pricing method assuming a weighted average volatility, a risk-free interest rate, no dividends, and a weighted-average expected life of the option.

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

We invest excess cash in investment grade, interest-bearing securities and, at December 31, 2004, had $9.2 million invested in money market instruments. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at December 31, 2004, are all less than 3-months minimizes such risks. In addition, while a hypothetical 1.0% per annum decrease in market interest rates would reduce interest income in 2005, it would not result in a loss of the principal and the decline in interest income would be deemed immaterial.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth on pages F-1 to F-13.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as of December 31, 2004, Insmed Incorporated’s Chief Executive Officer and Chief Financial Officer have concluded that Insmed Incorporated’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Management’s Report on Internal Control Over Financial Reporting

The management of Insmed Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Insmed Incorporated’s internal control over financial reporting was designed to provide reasonable assurance to Insmed Incorporated’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Insmed Incorporated’s management assessed the effectiveness of Insmed Incorporated’s internal control over financial reporting as of December 31, 2004 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of Insmed Incorporated’s internal control over financial reporting and testing of the operational effectiveness of Insmed Incorporated’s internal control over financial reporting. Based on this assessment, Insmed Incorporated’s management concluded that, as of December 31, 2004, Insmed Incorporated’s internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of Insmed Incorporated’s internal control over financial reporting. The report of Ernst & Young LLP is contained in Item 8 of this Annual Report on Form 10-K.

There have been no changes in Insmed Incorporated’s internal control over financial reporting that occurred during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information presented under the captions “Nominees,” “Directors Whose Terms Expire at the 2006 Annual Meeting (Class III Directors),” “Directors Whose Terms Expire at the 2007 Annual Meeting (Class I Directors),” “Executive Officers (other than those who are also Directors.” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings of the Board and its Committees – Audit Committee” of the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) is incorporated herein by reference. Such 2005 Proxy Statement will be filed with the Securities and Exchange Commission in April 2005.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (including our President and Chief Executive Officer and our Treasurer and Controller) and have posted the Code of Business Conduct and Ethics on our website. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Business Conduct and Ethics applicable to our President and Chief Executive Officer and our Treasurer and Controller by posting this information on our website. Our Internet website address is www.insmed.com. The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

The information presented under the captions “Executive Officer Compensation” and “Director Compensation” of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information presented under the captions “Stock Ownership” and “Equity Compensation Plan Information” of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information presented under the caption “Certain Relationships and Related Transactions” of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information presented under the captions “Fees Paid to Ernst & Young LLP” and “Audit Committee Pre-Approval Policy” of the Audit Committee Report included in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8–K

(a)	Documents filed as part of this report.

1.	FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page F-1:

(i)	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets.

(iii)	Consolidated Statements of Operations.

(iv)	Consolidated Statements of Stockholders’ Equity.

(v)	Consolidated Statements of Cash Flows.

(vi)	Notes to Consolidated Financial Statements.

2.	FINANCIAL STATEMENT SCHEDULES.

None required.

3.	EXHIBITS.

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index. Exhibit 10.17, 10.19 and 10.20 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

(b)	Reports on Form 8-K.

A report on Form 8-K (Items 1.01, 3.02, 8.01 and 9.01), dated November 5, 2004, was furnished to report, among other things, that the Insmed Incorporated issued a press release announcing its financial position, result of operations and cash flows for the three-month and nine-month periods ended September 30, 2004 (not incorporated by reference).

A report on Form 8-K, dated November 8, 2004 (Item 2.02), was furnished to report that Insmed Incorporated issued a press release announcing that it had raised approximately $8.7 million in gross proceeds from a private offering of its common stock.

A report on Form 8-K, dated December 21, 2004 (Item 8.01 and 9.01), was furnished to report that Insmed Incorporated issued a press release in response to the commencement of a lawsuit by Tercica Inc. against the Company and the delivery of a cease and desist letter sent by Tercica to the Company.

A report on Form 8-K, dated December 30, 2004 (Item 8.01 and 9.01), was furnished to report that Insmed Incorporated issued a press release in response to a lawsuit filed by Tercica Inc. filed in the United States District Court for the Northern District of California against the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richmond, Commonwealth of Virginia, on the 16th day of March, 2005.

INSMED INCORPORATED a Virginia corporation (Registrant)

By:	/s/ GEOFFREY ALLAN
Geoffrey Allan, Ph.D.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of March, 2005.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Insmed Incorporated

We have audited the accompanying consolidated balance sheets of Insmed Incorporated (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insmed Incorporated at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Insmed Incorporated’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Insmed Incorporated

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Insmed Incorporated maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Insmed Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Insmed Incorporated maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Insmed Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insmed Incorporated as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 15, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 15, 2005

INSMED INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$9,222	$29,526
Restricted cash	285	—
Other current assets	174	225

Total current assets	9,681	29,751
Long-term assets:
Restricted cash—long-term portion	3,303	—
Property and equipment, net	27	61

Total assets	$13,011	$29,812

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,621	$660
Accrued project costs	884	1,747
Payroll liabilities	1,183	205
Restructuring reserve	360	334

Total current liabilities	5,048	2,946
Long-term liabilities:
Asset retirement obligation	443	—
Restructuring reserve—long-term portion	285	646

Total liabilities	5,776	3,592

Stockholders’ equity:
Common stock, $.01 par value; authorized shares 500,000,000; issued and outstanding shares 44,893,496 in 2004 and 38,394,994 in 2003	449	384
Additional capital	220,515	212,362
Accumulated deficit	(213,729)	(186,526)

Net stockholders’ equity	7,235	26,220

Total liabilities and stockholders’ equity	$13,011	$29,812

INSMED INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

INSMED INCORPORATED

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Twelve Months Ended December 31,
	2004	2003	2002
Revenues	$137	$150	$1,955

Operating expenses:
Research and development	23,320	7,140	18,077

General and administrative	4,242	3,596	2,984

Operational restructuring charge	—	—	2,533

Goodwill impairment charge	—	—	15,385

Total operating expenses	27,562	10,736	38,979

Operating loss	(27,425)	(10,586)	(37,024)

Interest income	222	288	607
Net loss	$(27,203)	$(10,298)	$(36,417)

Basic and diluted net loss per share	$(0.69)	$(0.29)	$(1.10)

Shares used in computing basic and diluted net loss per share	39,160	35,600	33,066

See accompanying notes.

INSMED INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2001

(in thousands, except share amounts)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2001	$329	$199,177	$(139,811)	$—	$59,695
Issuance of 198,282 shares of common stock upon exercise of stock options	2	125	—	—	127
Issuance of 56,289 shares of common stock from Employee Stock Purchase Plan	1	42	—	—	43
Comprehensive earnings:
Net loss	—	—	(36,417)	—	(36,417)
Comprehensive loss	—	—	—	—	(36,417)

Balance at December 31, 2002	332	199,344	(176,228)	—	23,448
Issuance of 53,171 shares of common stock upon exercise of stock options	1	53	—	—	54
Issuance of 36,439 shares of common stock from Employee Stock Purchase Plan	—	27	—	—	27
Issuance of 5,146,846 shares of common stock and 1,544,046 warrants for cash, net of offering costs of $972,593	51	12,872	—	—	12,923
Recognition of stock compensation expense for consultants	1	118	—	—	119
Stock re-purchase from Taisho	(1)	(52)			(53)
Comprehensive earnings:
Net loss	—	—	(10,298)	—	(10,298)
Comprehensive loss	—	—	—	—	(10,298)

Balance at December 31, 2003	384	212,362	(186,526)	—	26,220
Issuance of 6,091 shares of common stock upon exercise of stock options	—	3	—	—	3
Issuance of 36,860 shares of common stock from Employee Stock Purchase Plan	—	69	—	—	69
Issuance of 6,455,551 shares of common stock and 3,227,775 warrants for cash, net of offering costs of $602,472	65	8,048	—	—	8,113
Recognition of stock compensation expense for consultants		33	—	—	33
Comprehensive earnings:
Net loss	—	—	(27,203)	—	(27,203)
Comprehensive loss	—	—	—	—	(27,203)

Balance at December 31, 2004	$449	$220,515	$(213,729)	$—	$7,235

See accompanying notes.

INSMED INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended December 31,
	2004	2003
Operating activities
Net loss	$(27,203)	$(10,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34	96
Stock issued for services	33	119
Changes in operating assets and liabilities:
Due from Taisho Pharmaceutical Co., Ltd.	—	199
Other assets	51	390
Accounts payable	1,961	(281)
Accrued project costs	(863)	(536)
Payroll liabilities	978	(153)
Restructuring reserve	(335)	(298)
Asset retirement obligation	443	—

Net cash used in operating activities	(24,901)	(10,762)

Financing activities
Proceeds from issuance of common stock	8,185	12,951
Cash restricted to support letters of credit	(3,588)	—

Net cash provided by financing activities	4,597	12,951

(Decrease) Increase in cash and cash equivalents	(20,304)	2,189
Cash and cash equivalents at beginning of period	29,526	27,337

Cash and cash equivalents at end of period	$9,222	$29,526

See accompanying notes.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Business and Summary of Significant Accounting Policies

Insmed Incorporated (the “Company”) discovers and develops pharmaceutical products for the treatment of metabolic and endocrine diseases. Abnormalities in the Growth Hormone (GH)/ Insulin-like Growth Factor I (IGF-I) axis often manifests in multiple endocrine and metabolic conditions, such as growth disorders. Additionally, other conditions such as diabetes are exacerbated by imbalances in the GH/ IGF-I axis. Insmed’s cancer development program focuses on rhIGFBP-3, the primary binding protein of IGF-I and INSM-18. Insmed’s rhIGFBP-3 technology may curtail abnormal cell growth by introducing an excess of rhIGFBP-3 to bind and regulate free IGF-I. Since rhIGFBP-3 interrupts the cell growth signal early in the sequence, rhIGFBP-3 is considered an upstream growth factor inhibitor. INSM-18 binds to and inhibits one of the key enzymes involved in the downstream signaling pathway for IGF-I.

Insmed has three lead drug candidates: rhIGF-I/rhIGFBP-3, which is expected to began Phase III Clinical testing for GHIS in 2005, rhIGFBP-3 is currently undergoing Phase I and Pre-Clinical trials in the oncology area and INSM-18 will enter clinical trials in 2005. The Company is actively developing rhIGF-I/rhIGFBP-3 to treat GHIS and diabetes, and are concurrently continuing Phase I and pre-clinical studies on rhIGFBP-3 in the cancer indication as an anti-tumor agent.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insmed Therapeutic Proteins, Insmed Pharmaceuticals, Inc. and Celtrix Pharmaceuticals, Inc. (“Celtrix”). All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers investments with maturities of three months or less when purchased to be cash equivalents.

On April 14, 2004 the Company announced that it had acquired a lease to operate a recombinant protein manufacturing facility located in Boulder, Colorado. The Company intends to use the facility for the commercial manufacture of its Phase III development product, rhIGF-I/rhIGFBP-3. Insmed provided a Letter of Credit to the landlord of the Boulder facility in the amount of $1.6 million for prepayment of the outstanding lease term of 4 years and a Letter of Credit to Baxter Healthcare Corporation for $2.0 million to cover facility restoration expenses on termination of the lease. These amounts are supported by segregated cash and cash equivalents and classified as restricted cash on the balance sheet.

Property and Equipment

Depreciation is provided using the straight-line method over periods ranging from three to seven years. Property and equipment is stated at cost and consists of the following:

	December 31,
	2004	2003
	(in thousands)
Furniture and office equipment	$511	$511

	511	511
Accumulated depreciation	(484)	(450)

Property and equipment, net	$27	$61

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The Company considers the recorded cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts payable, and accrued expenses to approximate the fair value of the respective assets and liabilities at December 31, 2004 and 2003 due to the short-term maturities of these instruments.

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

In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

Stock Compensation Expense

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net Loss	$(27,203)	$(10,298)	$(36,417)

Net Loss Per Share (Basic and Diluted)	$(0.69)	$(0.29)	$(1.10)

Stock based employee compensation cost (under APB 25)	—	—	—
Pro-forma Fair value stock compensation expense	(1,851)	(2,001)	(2,731)

Pro-Forma Net Income	(29,054)	(13,131)	(39,148)

Pro-Forma Net Loss Per Share (Basic and Diluted)	$(0.74)	$(0.37)	$(1.18)

The fair value for these awards was estimated at the date of grant using the Black-Scholes pricing method assuming a weighted average volatility of 89% in 2004, 127% in 2003, and 106% in 2002, a risk-free interest rate of 3.83% in 2004, 3.0% in 2003, and 3.0% in 2002, no dividends, and a weighted-average expected life of the option of 5 years in 2004, 4.93 years in 2003 and 5.7 years in 2002. Compensation expense for fixed awards with pro-rata vesting is recognized under the straight-line method.

Revenue Recognition

Revenue from license agreements is generally recognized over the term of the agreement, or in certain circumstances, when milestones are met. Amounts received for which there is a future performance obligation, are deferred and recognized on a straight-line basis over the life of the agreement.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and related expenses, cost to develop and manufacture products and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) will be adopted by Insmed Incorporated on July 1, 2005.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As permitted by Statement 123, Insmed Incorporated currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the expected period of service.

The full impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Insmed Incorporated adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Insmed Incorporated is unable to estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

Operational Restructuring

On September 10, 2002, the Company announced that it would immediately discontinue the internal development of one of its investigational drug candidates, INS-1, based on the results of the then recently completed Phase II clinical trials. At December 31, 2004, approximately $0.4 million of the related restructuring costs remain accrued in the current portion of the restructuring reserve and $0.3 million in the long-term portions of the restructuring reserve. These balances are expected to closely approximate the remaining costs to be incurred by the Company for lease obligations. Lease termination costs are anticipated to extend through 2006.

2.    Stockholders’ Equity

Common Stock

On November 19, 2004 Insmed Incorporated concluded a private placement of 6,455,551 shares of common stock to a group of institutional investors at a price of $1.35 per share, raising a total of approximately $8.7 million received in gross proceeds. The placement agent in the transaction received approximately $572,000 in fees and expenses (including fees paid to the placement agent’s attorneys) resulting in net proceeds to the Company of approximately $8.0 million. The Company also issued warrants to purchase an additional 3,227,775 shares of common stock with an exercise price of $2.00 per share.

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

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Warrants and Options

The Company issues stock options to attract and retain executive officers, key employees, non-employee directors and other non-employee advisors and service providers. The maximum number of shares issuable under the plan is 6,250,000. Options may be granted at the discretion of the board of directors, compensation committee or a delegate. The weighted-average fair value of options granted during 2004, 2003, and 2002 was $2.12, $1.72, and $1.36 respectively. A summary of stock option activity is as follows:

Description	2004	Weighted Average Exercise Price	2003	Weighted Average Exercise Price	2002	Weighted Average Exercise Price
Options outstanding at January 1	3,900,516	$4.06	3,250,227	$4.49	3,143,561	$6.11
Granted	976,000	2.12	1,349,000	1.72	1,984,750	1.98
Exercised	(6,091)	0.50	(53,171)	1.01	(198,282)	0.64
Cancelled	(6,000)	2.20	(645,540)	1.59	(1,679,802)	5.01

Options outstanding at December 31	4,864,425	$3.68	3,900,516	$4.06	3,250,227	$4.49

The following table summarizes options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.172 – $ 1.00	690,811	5.32	0.74	352,365	0.72
$ 1.06 – $ 2.92	1,985,433	6.65	1.98	413,003	1.99
$ 3.00 – $ 8.25	1,737,793	4.04	4.35	900,787	4.81
$ 8.30 – $ 32.12	450,389	2.61	13.09	450,389	13.09

	4,864,425	5.15	3.70	2,116,544	5.34

A total of 11,463,585 shares of common stock were reserved at December 31, 2004 in connection with stock options, stock warrants, and the employee stock purchase plan.

3.    Income Taxes

The deferred tax assets of approximately $104.2 million and $93.8 million at December 31, 2004 and 2003, respectively, arise primarily due to net operating loss carryforwards for income tax purposes. Due to the Company’s anticipated future losses, these amounts have been entirely offset by a valuation allowance.

At December 31, 2004 and 2003, the Company had net operating loss carryforwards for income tax purposes of approximately $261.0 million and $232.8 million, respectively, expiring in various years beginning in 2005 through 2024. Utilization of these carryforwards will be significantly limited due to changes in the ownership of the Company’s common stock.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) consist of the following at December 31:

	2004	2003
	(in thousands)
Deferred tax assets
General Business Credits	4,224	4,224
Other	1,106	1,174
NOL Carryforwards	99,064	88,385

Total deferred tax assets	104,394	93,783

Deferred tax liabilities
Other	(224)	(2)

Total deferred tax liabilities	(224)	(2)

Tax deferred asset/(liability)	104,170	93,781
Valuation allowance	(104,170)	(93,781)

Net deferred tax asset/(liability)	—	—

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	2004	2003
Statutory federal tax rate	34%	34%
State income taxes net of federal benefit	4	4
Research and development credit	—	(45)
Other	0	0
Change in valuation allowance	(38)	6

Total Expense	0%	0%

4.    Leases

The Company leases office and laboratory space in Glen Allen, Virginia under an operating lease agreement expiring in October 2006. The lease provides for monthly rent of approximately $30,500 for the office space and $28,000 for the lab space with a 1.75% escalation per year. With the discontinuation of INS-1 and subsequent abandonment of the lab space, the company recognized $1.2 million of restructuring charge relating to this lease during the third quarter of 2003. The Company also leases a manufacturing facility and warehouse in Boulder, Colorado under an operating lease agreement expiring in February 2008. The lease provides for monthly rent of approximately $30,000 with a 3% escalation per year. The Company also leases a vehicle and office equipment. Future minimum payments on all these leases at December 31, 2004 approximate $1,153,000, $861,000, $365,000, $79,700 and $12,500 in 2005, 2006, 2007, 2008, and 2009 respectively. Rent expense for all operating leases approximated $869,000 in 2004, $535,000 in 2003, and $702,000 in 2002.

5.    Employee Benefit Plans

In 2000, the Company adopted a stock purchase plan whereby eligible employees may purchase common stock. Purchases may be made through payroll deductions subject to annual limitations. The purchase price per share under the plan is the lesser of 85% of the fair market value of a share of common stock at the beginning of each offering period or 85% of the fair market value on the date the purchase is made. As of December 31, 2004 there were 250,000 shares authorized for issuance under the plan and 147,991 have been issued.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6.    License and Collaborative Agreements

Tzamal Pharmaceutical

In October 2004, we entered into a letter of intent promotion agreement with Tzamal Pharma, a subsidiary of Fox Pharma headquartered in Jerusalem Israel. The agreement calls for Tzamal to be our exclusive distributor in Israel and Palestinian autonomous territories, West Bank and Gaza. The agreement has a term of one year and on the anniversary of the agreement it may be renewed via joint agreement between Insmed and Tzamal for another twelve months.

Fujisawa Pharmaceutical Co., Ltd.

In January 2004, Insmed was granted a non-exclusive license to patent rights pertaining to the use of IGF-I therapy for the treatment of extreme or severe insulin resistant diabetes from Fujisawa Pharmaceutical Co., Ltd. Under the terms of the agreement, Insmed obtained worldwide rights in territories (excluding Japan) where a valid patent claim exists, including the United States and Europe. We have made a commitment to use reasonable commercial efforts to make rhIGF-I/rhIGFBP-3 available on a named patient basis to patients with extreme insulin resistance.

Pharmacia

In August 2002 we entered into an agreement with Pharmacia that grants us an exclusive license to Pharmacia’s portfolio of regulatory filings pertaining to rhIGF-I. In consideration for the exclusive license we have agreed to make therapy available to the 17 Growth Hormone Insensitivity Syndrome (GHIS) subjects that were previously being treated with rhIGF-I supplied by Pharmacia.

Avecia Limited

In July 2002, we entered into an agreement with Avecia Limited, Europe’s largest privately held specialty chemical company, for the process development and manufacture of rhIGF-I/rhIGFBP-3. In consideration for this process development and manufacturing agreement, we have paid for process development and manufacturing costs associated with production of rhIGF-I/rhIGFBP-3.

Taisho Pharmaceutical Co., Ltd.

In July 2000, the Company entered into an agreement with Taisho Pharmaceutical Co., Ltd. (“Taisho”) for the development and commercialization of INS-1 in Japan and certain other Asian countries. The collaboration included payments upon achievement of certain development and regulatory milestones as well as the receipt of royalties on INS-1 sales in Japan and the other Asian countries covered by the agreement. Taisho also funded 20% of the development costs for INS-1 in North America and Europe. Development costs reimbursable by Taisho approximated $1.6 million in 2002. The agreement also provided for an initial license fee of $2.0 million, which was previously being amortized into revenue, on a straight-line basis, over the estimated life of the corresponding patents. In addition, Taisho purchased 93,413 shares of the Company’s common stock in 2000.

In September 2002, Taisho indicated its intention to discontinue its involvement in any future development in INS-1, and terminated the joint development agreement in accordance with the terms of the agreement. As a

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result of this termination the Company recognized the remaining amount of the deferred license fee of $1.7 million in the 2002. In April of 2003 the Company repurchased the 93,413 shares of Insmed Incorporated stock that was being held by Taisho.

UVA Patent Foundation

In 1988, the Company entered into a license agreement with The University of Virginia Alumni Patents Foundation (the “Foundation”). The agreement, as amended, provides the Company with an exclusive, worldwide license to develop and sell products related to certain patent rights for insulin resistance and associated disorders. The Company discontinued the development of products covered under this license and terminated this agreement on June 29, 2004.

7.    Legal Proceedings

On December 20, 2004, Tercica, Inc. filed a complaint against Avecia Limited and Insmed Incorporated in the United Kingdom at the High Court of Justice, Chancery Division, Patents Court alleging infringement of EP patent No. 571,417 (“the 417 patent”). The ‘417 patent has claims directed to particular uses of a combination of IGFBP-3 and IGF-I. In the complaint, Tercica, Inc. asked the court for an injunction to restrain allegedly infringing activity, for a declaration that the ‘417 patent is valid and infringed, for an order requiring the delivery or destruction of allegedly infringing articles and materials and for an inquiry into possible economic damages.

On February 11, 2005, Avecia and Insmed Incorporated filed a Defense and Counterclaim to Tercica Inc.’s suit. In its Defense, Avecia and Insmed Incorporated asserted, among other things, that the ‘417 patent is invalid and that the Claimant failed to properly register its license. In its Counterclaim, Avecia and Insmed also asked the court to revoke the ‘417 patent.

Insmed Incorporated cannot predict with certainty the outcome of this proceeding. We note, however, that an adverse ruling could impact our ability to make, use or sell our products.

Tercica, Inc. and Genentech, Inc. filed, on December 23, 2004, a complaint against Insmed Incorporated in the United States District Court for the Northern District of California alleging infringement of U.S. patent Nos. 5,187,151 and 6,331,414. These patents are directed to certain methods of using IGF-I/IGFBP-3 and methods of producing human IGF-I, respectively. On February 16, 2005, Tercica, Inc. and Genentech, Inc. filed an Amended Complaint, adding allegations of infringement of U.S. patent No. 5,258,287 (“the ‘287 patent”). The claims of the ‘287 patent are directed to DNA encoding BP53 (i.e. IGFBP-3) and recombinant constructs, transformed host cells and methods for using same.

On February 18, 2005, Insmed Incorporated filed a motion to dismiss the Amended Complaint. In the motion, Insmed Incorporated asserted that all alleged activities fall within the statutory safe-harbor provided by 35 U.S.C. § 271(e)(1), commonly called the clinical trial exemption. This exemption prevents patent infringement actions from being filed against activities reasonably related to obtaining FDA approval of a product, such as when the product is still being tested in clinical trials. Insmed Incorporated further asserted, among other things, that Plaintiffs have failed to state a claim for the requested relief, have not sued the proper party, have failed to name all the proper plaintiffs and have failed to establish the existence of a sufficiently real and substantial controversy between the parties. Insmed requested immediate dismissal or Summary Judgment against the plaintiff’s allegation on these grounds.

Insmed Incorporated cannot predict with certainty the outcome of this proceeding, however, an adverse ruling could impact our ability to make, use or sell our products.

8.    Quarterly Financial Data (Unaudited)

	Fiscal Quarter
	First		Second		Third		Fourth
	2004	2003	2004	2003	2004	2003	2004	2003
Revenues	$61	$62	$29	$34	$24	$27	$23	$27
Operating Loss	(4,835)	(2,301)	(9,060)	(3,313)	(7,647)	(2,468)	(5,883)	(2,504)
Net Loss	(4,759)	(2,209)	(9,011)	(3,240)	(7,596)	(2,398)	(5,837)	(2,451)

Net Loss Per Share (Basic and Diluted)	$(0.12)	$(0.07)	$(0.23)	$(0.10)	$(0.20)	$(0.06)	$(0.14)	$(0.06)

9.    Subsequent Events

On March 15, 2005, we entered into several purchase agreements with a group of institutional investors, pursuant to which we issued and sold to the investors approximately $35,000,000 aggregate principal amount of 5.5% convertible notes, which notes are convertible into our common stock, par value $0.01 per share, as well as warrants to purchase, in the aggregate, 14,864,883 shares of our common stock, at an exercise price of $1.36 per share. The principal of each note will mature and be payable in nine quarterly installments of approximately $3,890,000 commencing on March 1, 2008. Any outstanding notes must be repaid in cash or converted by March 1, 2010. Commencing on June 1, 2005, the notes will bear interest at a rate of 5.5% per annum and is payable quarterly commencing on March 1, 2008. The holders of the notes may convert the notes into our common stock at a conversion price of $1.295 per share as adjusted in accordance with certain adjustments for stock splits, dividends and the like at any time prior to the close of business on March 1, 2010. The notes are convertible into, in the aggregate, 27,027,027 shares of our common stock. The warrants are immediately exercisable for 14,864,883 shares of our common stock at an exercise price of $1.36 per share. The warrants will expire on March 15, 2010. The holders of the notes have the right to require us to repurchase the notes with cash payments up on the occurrence of specified “events of default” and “repurchase events.” The investors also have the right to participate in future financings undertaken by us prior to March 16, 2005, subject to certain exceptions. In connection with issuance of the notes and warrants, we entered into registration rights agreements with the investors pursuant to which we agreed to file a Registration Statement under the Securities Act of 1933, registering for resale the shares of common stock issuable upon the conversion of the notes or exercise of the warrants.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation of Insmed Incorporated, as amended (previously filed as Annex H to the Joint Proxy Statement/Prospectus contained in Part I of Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Insmed Incorporated (previously filed as Annex I to the Joint Proxy Statement/Prospectus contained in Part I of Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

3.3	Form of Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, creating a new series of Preferred Stock designated as Series A Junior Participating Preferred Stock (previously filed as Exhibit A to the Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent, filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May, 17, 2001 and incorporated herein by reference).

3.4	Amendment for Reverse Split (previously filed as Exhibit 3.4 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

4.1	Description of Capital Stock (contained in the Articles of Incorporation filed as Exhibit 3.1).

4.2	Specimen stock certificate representing common stock, $.01 par value per share, of the Registrant (previously filed as Exhibit 4.2 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

4.3	Article VI of the Articles of Incorporation of Insmed Incorporated (previously filed as Exhibit 4.1 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

4.4	Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent (which includes as (i) Exhibit A the form of Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, (ii) Exhibit B the form of Rights Certificate, and (iii) Exhibit C the Summary of the Rights to Purchase Preferred Stock) (previously filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 2001 and incorporated herein by reference).

4.5	Form of Rights Certificate (previously filed as Exhibit B to the Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent, filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 2001 and incorporated herein by reference).

4.6	Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors in the July 2003 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.6 to Insmed Incorporated’s Registration Statement on Form S-3 (Registration No. 333-107308) on July 24, 2003 and incorporated herein by reference).

4.7	Form of Warrant issued by Insmed Incorporated to each of the investors in July 2003 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.7 to Insmed Incorporated’s Registration Statement on Form S-3 (Registration No. 333-107308) on July 24, 2003 and incorporated herein by reference).

4.8	Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors in the November 2004 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K on November 10, 2004 and incorporated herein by reference).

Exhibit Number	Exhibit Title

4.9	Form of Warrant issued by Insmed Incorporated to each of the investors in November 2004 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit B to the Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K on November 10, 2004 and incorporated herein by reference).

10.1	Insmed Incorporated 2000 Stock Purchase Plan (previously filed as Exhibit 10.1 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.2	Insmed Incorporated 2000 Stock Incentive Plan (previously filed as Exhibit 10.2 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.3	Amended and Restated License Agreement between Insmed Pharmaceuticals, Inc. and the University of Virginia Patent Foundation (previously filed as Exhibit 10.3 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.4+	Subscription, Joint Development and Operating Agreement by and among Celtrix Pharmaceuticals, Inc., Elan Corporation, plc, Elan International Services, Ltd., and Celtrix Newco Ltd. dated as of April 21, 1999 (previously filed as Exhibit 10.8 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.5+	License Agreement by and between Celtrix Newco Ltd. and Celtrix Pharmaceuticals, Inc. dated as of April 21, 1999 (previously filed as Exhibit 10.9 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.6+	License Agreement by and between Celtrix Newco Ltd. and Elan Pharmaceutical Technologies, a division of Elan Corporation, plc, dated as of April 21, 1999 (previously filed as Exhibit 10.10 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.7	License Agreement, dated as of April 1, 1993, between Genentech, Inc. and Celtrix Pharmaceuticals, Inc. (previously filed as Exhibit 10.11 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.8	Purchase Agreement among Insmed, Inc., Insmed Pharmaceuticals, Inc. and certain investors named therein dated January 13, 2000 (previously filed as Exhibit 10.12 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.9	Form of Warrant of Insmed to be issued pursuant to Purchase Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors dated January 13, 2000 (previously filed as Exhibit 10.13 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.10	Form of Registration Rights Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors party to the Purchase Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors dated January 13, 2000 (previously filed as Exhibit 10.14 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.11+	License Agreement, dated as of July 10, 2000, between Insmed Pharmaceuticals, Inc. and Taisho Pharmaceutical Co., Ltd. (previously filed as Exhibit 10.15 to Insmed Incorporated’s Registration Statement on Form S-1 (Registration No. 333-46552) and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.12	Sublease, dated March 30, 2001, between Rhodia Inc. and Insmed Incorporated (previously filed as Exhibit 10.15 to Insmed Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.13	Consent to Sublease, dated as of April 12, 2001, among A & W Virginia Corporation, as Landlord, Rhodia Inc., as Tenant, and Insmed Incorporated, as Subtenant (previously filed as Exhibit 10.16 to Insmed Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.14	Termination Agreement, dated as of February 3, 2003, between Insmed Pharmaceuticals, Inc. and Taisho Pharmaceutical Co., Ltd (previously filed as Exhibit 10.14 to Insmed Incorporated’s Annual Report of Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.15+	Agreement, dated as of July 25, 2003, between Insmed Incorporated and Avecia Limited (previously filed as Exhibit 10.15 to Insmed Incorporated’s Annual Report of Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.16+	License and Supply Agreement, dated as of August 28, 2003, between Insmed Incorporated and Pharmacia AB (previously filed as Exhibit 10.16 to Insmed Incorporated’s Annual Report of Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.17	Agreement, dated as of March 3, 2004, between Insmed Incorporated and Geoffrey Allan, Ph.D. (Incorporated herein by reference).

10.18*	License Agreement, dated as of January 19, 2004, between Insmed Incorporated and Fujisawa Pharmaceutical Co., Ltd (Incorporated herein by reference).

10.19	Form of Change of Control Agreement entered into between Insmed Incorporated and certain of its executive officers.

21.1	Subsidiaries of Insmed Incorporated (previously filed as Exhibit 21.1 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Kevin P. Tully C.G.A., Treasurer and Controller (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification of Kevin P. Tully, Treasurer and Controller (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

+	The Securities and Exchange Commission has granted confidential treatment with respect to certain information in these exhibits. The confidential portions of these exhibits have been omitted and filed separately with the Securities and Exchange Commission.
*	Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.