Form 10-K/A
period 2004-12-31
INSMED INC
filed 2005-03-30
CIK 1104506

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

Explanatory Note:

This Amendment No. 1 to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Insmed Incorporated (“the Company”) for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005, solely to correct the inadvertent indication by check mark on the cover page of the Annual Report on Form 10-K that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will not be contained in the definitive proxy statement incorporated by reference in Part III of this Annual Report on Form 10-K. Such disclosure will be contained in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading, “Section 16(a) Beneficial Ownership Reporting Compliance.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED
(Registrant)

By:	/s/ Kevin P. Tully
Kevin P. Tully
Principal Financial Officer
Treasurer and Controller

Dated: March 30, 2005