Form 10-K/A
period 2004-12-31
INSMED INC
filed 2005-04-07
CIK 1104506

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

Explanatory Note:

This Amendment No. 2 to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Insmed Incorporated (“the Company”) for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005, solely to update the Exhibit Index and to file the Company’s Officers Bonus Plan as Exhibit 10.20.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation of Insmed Incorporated, as amended (previously filed as Annex H to the Joint Proxy Statement/Prospectus contained in Part I of Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Insmed Incorporated (previously filed as Annex I to the Joint Proxy Statement/Prospectus contained in Part I of Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

3.3	Form of Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, creating a new series of Preferred Stock designated as Series A Junior Participating Preferred Stock (previously filed as Exhibit A to the Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent, filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May, 17, 2001 and incorporated herein by reference).

3.4	Amendment for Reverse Split (previously filed as Exhibit 3.4 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

4.1	Description of Capital Stock (contained in the Articles of Incorporation filed as Exhibit 3.1).

4.2	Specimen stock certificate representing common stock, $.01 par value per share, of the Registrant (previously filed as Exhibit 4.2 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

4.3	Article VI of the Articles of Incorporation of Insmed Incorporated (previously filed as Exhibit 4.1 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

4.4	Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent (which includes as (i) Exhibit A the form of Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, (ii) Exhibit B the form of Rights Certificate, and (iii) Exhibit C the Summary of the Rights to Purchase Preferred Stock) (previously filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 2001 and incorporated herein by reference).

4.5	Form of Rights Certificate (previously filed as Exhibit B to the Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent, filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 2001 and incorporated herein by reference).

4.6	Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors in the July 2003 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.6 to Insmed Incorporated’s Registration Statement on Form S-3 (Registration No. 333-107308) on July 24, 2003 and incorporated herein by reference).

4.7	Form of Warrant issued by Insmed Incorporated to each of the investors in July 2003 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.7 to Insmed Incorporated’s Registration Statement on Form S-3 (Registration No. 333-107308) on July 24, 2003 and incorporated herein by reference).

Exhibit Number	Exhibit Title
4.8	Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors in the November 2004 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K on November 10, 2004 and incorporated herein by reference).

4.9	Form of Warrant issued by Insmed Incorporated to each of the investors in November 2004 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit B to the Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K on November 10, 2004 and incorporated herein by reference).

10.1	Insmed Incorporated 2000 Stock Purchase Plan (previously filed as Exhibit 10.1 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.2	Insmed Incorporated 2000 Stock Incentive Plan (previously filed as Exhibit 10.2 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.3	Amended and Restated License Agreement between Insmed Pharmaceuticals, Inc. and the University of Virginia Patent Foundation (previously filed as Exhibit 10.3 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.4+	Subscription, Joint Development and Operating Agreement by and among Celtrix Pharmaceuticals, Inc., Elan Corporation, plc, Elan International Services, Ltd., and Celtrix Newco Ltd. dated as of April 21, 1999 (previously filed as Exhibit 10.8 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.5+	License Agreement by and between Celtrix Newco Ltd. and Celtrix Pharmaceuticals, Inc. dated as of April 21, 1999 (previously filed as Exhibit 10.9 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.6+	License Agreement by and between Celtrix Newco Ltd. and Elan Pharmaceutical Technologies, a division of Elan Corporation, plc, dated as of April 21, 1999 (previously filed as Exhibit 10.10 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.7	License Agreement, dated as of April 1, 1993, between Genentech, Inc. and Celtrix Pharmaceuticals, Inc. (previously filed as Exhibit 10.11 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.8	Purchase Agreement among Insmed, Inc., Insmed Pharmaceuticals, Inc. and certain investors named therein dated January 13, 2000 (previously filed as Exhibit 10.12 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.9	Form of Warrant of Insmed to be issued pursuant to Purchase Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors dated January 13, 2000 (previously filed as Exhibit 10.13 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.10	Form of Registration Rights Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors party to the Purchase Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors dated January 13, 2000 (previously filed as Exhibit 10.14 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.11+	License Agreement, dated as of July 10, 2000, between Insmed Pharmaceuticals, Inc. and Taisho Pharmaceutical Co., Ltd. (previously filed as Exhibit 10.15 to Insmed Incorporated’s Registration Statement on Form S-1 (Registration No. 333-46552) and incorporated herein by reference).

10.12	Sublease, dated March 30, 2001, between Rhodia Inc. and Insmed Incorporated (previously filed as Exhibit 10.15 to Insmed Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.13	Consent to Sublease, dated as of April 12, 2001, among A & W Virginia Corporation, as Landlord, Rhodia Inc., as Tenant, and Insmed Incorporated, as Subtenant (previously filed as Exhibit 10.16 to Insmed Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.14	Termination Agreement, dated as of February 3, 2003, between Insmed Pharmaceuticals, Inc. and Taisho Pharmaceutical Co., Ltd (previously filed as Exhibit 10.14 to Insmed Incorporated’s Annual Report of Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.15+	Agreement, dated as of July 25, 2003, between Insmed Incorporated and Avecia Limited (previously filed as Exhibit 10.15 to Insmed Incorporated’s Annual Report of Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.16+	License and Supply Agreement, dated as of August 28, 2003, between Insmed Incorporated and Pharmacia AB (previously filed as Exhibit 10.16 to Insmed Incorporated’s Annual Report of Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.17	Agreement, dated as of March 3, 2004, between Insmed Incorporated and Geoffrey Allan, Ph.D. (incorporated herein by reference).

10.18*	License Agreement, dated as of January 19, 2004, between Insmed Incorporated and Fujisawa Pharmaceutical Co., Ltd. (incorporated herein by reference).

10.19	Form of Change of Control Agreement entered into between Insmed Incorporated and certain of its executive officers.

10.20	Insmed Incorporated Officers Bonus Plan.

21.1	Subsidiaries of Insmed Incorporated (previously filed as Exhibit 21.1 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

Exhibit Number	Exhibit Title
31.2	Certification of Kevin P. Tully C.G.A., Treasurer and Controller (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification of Kevin P. Tully, Treasurer and Controller (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

+	The Securities and Exchange Commission has granted confidential treatment with respect to certain information in these exhibits. The confidential portions of these exhibits have been omitted and filed separately with the Securities and Exchange Commission.
*	Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED
(Registrant)

By:	/s/ Kevin P. Tully
Kevin P. Tully
Principal Financial Officer
Treasurer and Controller

Dated: April 7, 2005