Form 10-K/A
period 2004-12-31
INSMED INC
filed 2005-05-13
CIK 1104506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT No. 3

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

Explanatory Note:

This Amendment No. 3 to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Insmed Incorporated (“the Company”) for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005, as amended, solely to amend the information required by Items 10, 11, 12, 13 and 14 in Part III of Form 10-K. Except for the forgoing amended disclosures, the information in this Form 10-K/A has not been updated to reflect events that occurred after March 16, 2005, the filing date of the Company’s Annual Report on Form 10-K which is being amended hereby.

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

The Board of Directors

Our Articles of Incorporation, as amended, provide that our Board shall consist of not more than 12 directors, with the exact number to be prescribed by our Bylaws. Our Bylaws provide that the number of directors constituting our Board shall be designated by a resolution of the Board but shall be not less than six nor more than 10. Our Board has adopted a resolution designating six directors. The directors are divided into three classes – Class I, Class II and Class III – as nearly equal in number as possible. Each class of directors serves for three years on a staggered term basis.

The Board has determined that the following members of the Board are independent, as that term is defined under the general independence standards in the listing standards of The Nasdaq Stock Market, Inc., and our Corporate Governance Guidelines: Mr. Kenneth G. Condon, C.P.A., C.F.P., M.B.A., Dr. Steinar J. Engelsen, Dr. Melvin Sharoky, Dr. Graham K. Crooke and Dr. Randall W. Whitcomb. The Board has adopted, as part of our Corporate Governance Guidelines, categorical standards to assist it in making these independence determinations. Our Corporate Governance Guidelines are available on our website at www.insmed.com.

The Board has nominated one Class II director, Dr. Crooke, for election at the 2005 Annual Meeting of Shareholders for the term expiring at the 2008 Annual Meeting. The term of the Class III directors, Drs. Allan, Sharoky and Whitcomb, will expire at the 2006 Annual Meeting of Shareholders. The term of the Class I directors, Mr. Condon and Dr. Engelsen, will expire at the 2007 Annual Meeting of Shareholders.

The following table sets forth the nominee to be elected at the 2005 Annual Meeting of Shareholders and continuing directors and, for each director whose term of office will extend beyond the meeting, the year such nominee or director was first elected a director, the positions currently held by the nominee and each director with the Company, the year each nominee’s or director’s current term will expire and the current class of director of the nominee and each director:

Nominee’s or Director’s Name	Age	Position(s) with the Company	Year First Became Director and Year Current Term Will Expire	Class of Director
Nominee for Class II Director:

Graham K. Crooke, MB.BS	46	Director	1999-2005	II

Continuing Directors:
Geoffrey Allan, Ph.D. (1)	51	President, Chief Executive Officer, Chairman of the Board, Director	1999-2006	III
Melvin Sharoky, M.D. (2)(3)(4)	54	Director	2001-2006	III
Randall W. Whitcomb, M.D. (4)	50	Director	2001-2006	III
Kenneth G. Condon, C.P.A., C.F.P., M.B.A. (2)(3)	57	Director	1999-2007	I
Steinar J. Engelsen, M.D. (2)(3)	54	Director	1999-2007	I

(1)	Chairman of the Board
(2)	Member of Audit Committee
(3)	Member of Compensation Committee
(4)	Member of Nominations and Governance Committee

Business Experience

Graham K. Crooke, MB.BS – age 46. Dr. Crooke has been a director of Insmed since our inception in November 1999 and of Insmed Pharmaceuticals since 1996. In April 2000, Dr. Crooke became a partner of Asset Management Company, a venture capital firm focusing on investments in early stage information technology and life sciences companies. Previously, from September 1997 through March 2000, Dr. Crooke was a partner at Ticonderoga Capital, a venture capital firm, where he focused on biotechnology and healthcare service investments. From April 1992 until September 1997, Dr. Crooke was a vice president of Dillon Read Venture Capital, a venture capital firm and predecessor to Ticonderoga. Prior to that, Dr. Crooke worked with the healthcare practice of Booz, Allen & Hamilton, Inc., a management consulting firm, was a product manager at Molecular Devices Corporation, a developer of bioanalytical measurement systems, and, from 1984 to 1986, practiced medicine at major teaching hospitals in Western Australia. He received his medical degree from the University of Western Australia and an M.B.A. from the Stanford Graduate School of Business.

Geoffrey Allan, Ph.D. – age 51. Dr. Allan has served as our President, Chief Executive Officer and Chairman of the Board since our inception in November 1999. Dr. Allan has been President and a director of Insmed Pharmaceuticals Inc., our predecessor, since January 1994 and has 24 years of experience in pharmaceutical drug development. Prior to joining Insmed Pharmaceuticals, Dr. Allan served as Vice President, Drug Development at Whitby Research, Inc., a pharmaceutical company. Before his association with Whitby Research, Dr. Allan was the Head of the Cardiovascular Section at Wellcome Research Laboratories. Dr. Allan received his Ph.D. in Pharmacology from Cornell University Medical College.

Melvin Sharoky, M. D. – age 54. Dr. Sharoky has been a director of Insmed since his election on May 16, 2001. Since January 1, 2002, he has been President and CEO of Somerset Pharmaceuticals, Inc., a research and development pharmaceutical company which markets Eldepryl® for the treatment of patients with late stage Parkinson’s disease having previously served as President of Somerset Pharmaceuticals from July 1995 to June 30, 2001. From June 30, 2001 to January 1, 2002, Dr. Sharoky was retired. From July 1995 through January 1998, Dr. Sharoky was President of Watson Pharmaceuticals, Inc., a leading specialty pharmaceutical company, and from February 1993 to January 1998 he was also President and Chief Executive Officer of its wholly-owned subsidiary, Circa Pharmaceuticals, Inc., which develops, manufactures and markets solid dosage generic pharmaceutical products to wholesale distributors. Dr. Sharoky joined Circa Pharmaceuticals in July 1988 as Medical Director, served as Senior Vice President and Director of Research and Development from April 1991 to August 1992, and as Executive Vice President and Director of Research and Development from August 1992 to January 1993. Prior to this, from February 1986 to June 1988 he was Vice President and Chief Medical Officer of Pharmakinetics Laboratories, Inc. Dr. Sharoky serves on the board of directors of Andrx Corporation, a specialty pharmaceutical company. Dr. Sharoky received a B.A. in biology from the University of Maryland in Baltimore County and an M.D. from the University of Maryland School of Medicine.

Randall W. Whitcomb, M. D. – age 50. Dr. Whitcomb has been a director of Insmed since November 15, 2001. Since 2001, Dr. Whitcomb has been Chief Medical Officer at Quatrx Pharmaceuticals, Inc., a privately-held, drug development company focusing on proteins in the cell nucleus that act as receivers for key hormones that regulate certain metabolic and developmental processes in the body. From 1992 through 2000, he held various management positions with Parke-Davis Pharmaceutical Research, Inc., a division of Warner Lambert Company, finally serving as Vice President of Drug Development with particular responsibility for the development and approval of products for women’s health care and diabetes. After the merger of Warner Lambert into Pfizer, Inc., Dr. Whitcomb was Vice-President Global Project Management for Pfizer Global Research and Development. From 1987 through 1992 he was on the faculty of Massachusetts General Hospital and Harvard Medical School. He received his B.A. degree from Tabor College and his M.D. degree from the University of Kansas.

Kenneth G. Condon C.P.A., C.F.P., M.B.A. – age 57. Mr. Condon has been a director of Insmed since our inception in November 1999 and of Insmed Pharmaceuticals since 1997. Mr. Condon serves as Chief Financial

Officer of Boston University, a position he has held from 1975 to present. He is also a Trustee of Newbury College. He was formerly Chairman of the Board of BayFunds, a $1.8 billion mutual fund family; a former director of BayBank Harvard Trust; a former member of the BankBoston Advisory Board; a former director of the BayBank Trust Board; a former director of Seragen, Inc., a biotechnology firm; a former director, Chapter Secretary, Treasurer and President of the Financial Executives Institute of Massachusetts; and Director, Treasurer of the Boston Municipal Research Bureau. Before 1975, Mr. Condon was a Senior Accountant with the CPA firm of Arthur Andersen & Co. in Boston. He received his B.A. degree in Economics and Mathematics from Tufts University, and an M.B.A. in Finance from the Wharton School of Finance, University of Pennsylvania. Mr. Condon is both a Certified Public Accountant and a Certified Financial Planner.

Steinar J. Engelsen, M.D. – age 54. Dr. Engelsen has been a director of Insmed since our inception in November 1999 and of Insmed Pharmaceuticals since 1998. Since November 1996, Dr. Engelsen has been a partner of Teknoinvest Management AS, a venture capital firm based in Norway. From 1989 until October 1996, Dr. Engelsen held various management positions within Hafslund Nycomed AS, a pharmaceutical company based in Europe, and affiliated companies. He was responsible for therapeutic research and development, most recently serving as Senior Vice President, Research and Development of Nycomed Pharma AS from January 1994 until October 1996. In addition, from January to November 2000, Dr. Engelsen was acting chief executive officer of Centaur Pharmaceuticals, Inc., a biopharmaceutical company. Dr. Engelsen also served as chairman of the board of directors of Centaur. Dr. Engelsen received a M.Sc. in nuclear chemistry and an M.D. from the University of Oslo, and is a Certified European Financial Analyst.

Executive Officers

The following table sets forth the executive officers of the Company, their ages, and the positions currently held by each such person with the Company immediately prior to the meeting:

Name	Age	Position	Term of Office
Geoffrey Allan, Ph.D.	51	President, Chief Executive Officer, Chairman of the Board, and Director	Nov. 1999 –

Ronald D. Gunn, M.B.A., M.S.	44	Executive Vice President and Chief Operating Officer	Feb. 2004 –

Andreas Sommer, Ph.D.	63	Chief Scientific Officer	March 2004 –

Kevin P. Tully, C.G.A.	51	Principal Financial Officer, Treasurer and Controller	Jan. 2002 –

Philip J. Young	47	Chief Business Officer and Executive Vice President, Commercial Operations	April 2004 –

Business Experience

Ronald D. Gunn, M.B.A., M.S. – age 44. In February 2004, Mr. Gunn was appointed Executive Vice President and Chief Operating Officer. From June 2003 until his appointment as Executive Vice President and Chief Operating Officer, Mr. Gunn served as Executive Vice President. Since our inception in November 1999 until his election as Executive Vice President, Mr. Gunn served as our Vice President, Business Development. From January 1999 to November 1999, Mr. Gunn served as Vice President, Business Development and previously as Director of Business Development and of Clinical Operations at Insmed Pharmaceuticals. Mr. Gunn joined our predecessor in 1996 and has more than 18 years of experience in pharmaceutical drug development. Prior to joining Insmed, Mr. Gunn served as Clinical Affairs Officer with Finnish bioscience company, Leiras, Inc. Mr. Gunn received his M.S. and M.B.A. from Virginia Commonwealth University.

Andreas Sommer, Ph.D. – age 63. In March 2004, Dr. Sommer became our Chief Scientific Officer. Dr. Sommer joined Insmed in August 2000 as Principal Scientist following Insmed’s acquisition of Celtrix

Pharmaceuticals, Inc. (“Celtrix”). From April 1995 to May 2000, Dr. Sommer served as Chief Executive Officer and President of Celtrix and served as a director of Celtrix from May 1994 to May 2000. Previously, Dr. Sommer served as Senior Vice President and as Vice President, Research of Celtrix following Celtrix’s merger with BioGrowth, Inc. From 1989 to 1991, Dr. Sommer served as Vice President, Research and Development of BioGrowth. He received his Ph.D. in microbiology from the University of California.

Kevin P. Tully, C.G.A. – age 51. In January 2002, Mr. Tully became our Treasurer, Controller and Principal Financial Officer. From August 2001 until his election as Treasurer, he served as Senior Director, Finance and Administration. Mr. Tully joined Insmed in March 2001 as Director of Finance and has over 30 years of experience across Europe and the Americas covering finance, marketing and manufacturing. Prior to joining Insmed, Mr. Tully served as Vice President of Finance – Europe, and Vice President, Finance and Administration – Americas for Albright and Wilson Ltd., an international chemical producer. Mr. Tully received his O.N.C. in Business and Administration from St. Helens College in England and is a Certified General Accountant.

Philip J. Young – age 47. In April 2004, Mr. Young was appointed Chief Business Officer and Executive Vice President of Commercial Operations of Insmed Incorporated. Prior to joining Insmed, Mr. Young served as President and Chief Operations Officer for AGY Therapeutics and Chief Executive Officer of GanTech International. From 1998-2000, Mr. Young was Vice President and General Manager of Neurex Pharmaceuticals, where he was responsible for developing and managing the commercial and clinical strategies for new product launches and expanding label indications. Prior to Neurex, Mr. Young was Business Director and General Manager of the Peptide Hormones Division at Pharmacia (Pfizer) where under his leadership strategies were developed which led to the successful launch of Genotropin for pediatric and adult growth hormone deficiency. Mr. Young also served for seven years at Genentech where he was the Product Manager of Growth Hormone Products.

Audit Committee

Our Audit Committee currently consists of Mr. Condon (Chairman), and Drs. Engelsen and Sharoky. During 2004, the Audit Committee held six meetings. Mr. Condon and Dr. Sharoky attended all of the meetings and Dr. Engelsen attended five of the meetings. The Audit Committee (i) recommends the selection of independent accountants and auditors, (ii) reviews the scope of the accountants’ audit and approves any non-audit services to be performed by the independent accountants and (iii) reviews annual audits and accounting practices. The Board has adopted a written charter for the Audit Committee, which is available on our website at www.insmed.com.

Insmed Common Stock is listed on the Nasdaq National Market and, as such, we are governed by the listing standards of the National Association of Securities Dealers, Inc. (the “NASD”). Rule 4350(d)(2)(A) of the NASD’s listing standards requires that our Audit Committee be comprised of at least three members, each of whom must be an “independent director” as defined in Rule 4200(a)(15) of the listing standards of the NASD. The Board has determined that all three of our Audit Committee members, Mr. Condon and Drs. Engelsen and Sharoky, are independent directors as defined by the listing standards of the NASD.

The Board has determined that Mr. Condon is an “audit committee financial expert” as that term is defined in the rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002.

The Board has determined that each of the members of the Audit Committee is able to read and understand fundamental financial statements, including our balance sheet, consolidated statement of operations and consolidated statement of cash flows, and has accounting or related financial management expertise, as such terms are interpreted by the Board.

The Audit Committee’s pre-approval policies and procedures are detailed in Item 14 of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, officers and persons who own more than 10% of a registered class of our equity securities file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Directors, officers and beneficial owners of more than 10% of Insmed Common Stock are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms and information furnished to us, we believe that during the fiscal year ended December 31, 2004 all filing requirements applicable to our directors, officers and beneficial owners of more than 10% of Insmed Common Stock were satisfied, except that Statements of Changes in Beneficial Ownership of Securities on Form 4 for each of Drs. Crooke, Engelsen, Sharoky and Whitcomb and Mr. Condon to report the stock option grants on May 5, 2004 of 17,500 shares were filed late. In addition, it has come to our attention that Statements of Changes in Beneficial Ownership on Form 4 for each of Drs. Crooke, Engelsen, Sharoky and Whitcomb and Mr. Condon to report stock option grants on May 12, 2003 were also filed late.

Code of Ethics

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

Executive Officer Compensation

Summary Compensation Table. The following table sets forth information for the fiscal years ended December 31, 2004, 2003 and 2002, respectively, with respect to certain compensation paid by us to our “named executive officers,” as such term is defined in Item 402(a)(3) of Regulation S-K. Other than the executive officers listed below, none of our current executive officers received total cash compensation from us in excess of $100,000 for any of the fiscal years ended December 31, 2004, 2003 and 2002.

		Annual Compensation ($)(1)				Long Term Compensation (1)	Long Term Incentive Plan Payout ($)	All Other Compensation ($)(5)
Name and Principal Position	Fiscal Year	Salary (2)	Bonus (3)	Other Annual Compensation (4)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs(#)
Geoffrey Allan, Ph.D. Chairman of the Board, Chief Executive Officer and President	2004 2003 2002	395,200 395,200 395,200	98,800 197,600 —	21,717 18,941 15,432	— — —	— 150,000 300,000	— — —	2,075 2,075 1,353

Ronald D. Gunn, M.B.A., M.S. (6) Executive Vice President and Chief Operating Officer	2004 2003 2002	261,875 190,900 176,800	65,469 57,270 —	— 203 —	— — —	— 100,000 —	— — —	597 438 370

Andreas Sommer, Ph.D. (7) Chief Scientific Officer	2004 2003 2002	260,000 260,000 260,000	39,000 26,000 —	5,057 4,165 5,471	— —	— 100,000	— —	2,170 2,170

Kevin P. Tully, C.G.A. (8) Treasurer, Controller and Principal Financial Officer	2004 2003 2002	176,800 176,800 164,642	44,200 35,360 —	— 203 —	— — —	— 100,000 100,000	— — —	851 851 555

Philip J. Young (9) Chief Business Officer and Executive Vice President, Commercial Operations	2004	173,295	43,324	239,063	—	250,000	—	548

(1)	Except as disclosed in the table, there was no other cash compensation, long-term incentive plan or restricted stock award that required disclosure.
(2)	Includes amounts earned but deferred at the election of the executive, such as salary deferrals under Insmed’s 401(k) plan.
(3)	Amounts in this column reflect the aggregate annual bonuses that were earned for such fiscal year.
(4)	Dr. Allan’s other annual compensation for the periods indicated reflects the personal use of a vehicle provided by Insmed and, for 2003, includes $203 given to all employees by the Company as a holiday gift. Dr. Sommer’s other annual compensation for the periods indicated includes compensation related to the cost of a medical reimbursement program provided by Insmed and, for 2003, includes $203 given to all employees by the Company as a holiday gift. Mr. Gunn’s and Mr. Tully’s other annual compensation for 2003 relates to a holiday gift given to all employees by the Company. Mr. Young’s other annual compensation related to relocation expenses paid by Insmed on his behalf.
(5)	Dr. Allan’s, Mr. Gunn’s, Dr. Sommer’s, Mr. Tully’s and Mr. Young’s other compensation for 2002, 2003 and 2004 relates to life insurance premiums for coverage in excess of $50,000.

(6)	Mr. Gunn was named Executive Vice President and Chief Operating Officer effective February 1, 2004.
(7)	Dr. Sommer joined Insmed on August 1, 2000. He was named an executive officer effective March 4, 2004.
(8)	Mr. Tully was named an executive officer effective January 30, 2002.
(9)	Mr. Young joined Insmed on April 7, 2004 and was named an executive officer on May 5, 2004.

Director Compensation

Our non-employee directors receive an annual director’s fee of $15,000 plus $2,000 and reimbursement of expenses for each meeting of the Board attended in person, $1,000 for each Compensation and Nominations and Governance Committee meeting attended in person, $1,500 for each Audit Committee attended in person and $500 for each meeting attended telephonically. In addition, each non-employee director receives an option to purchase 25,000 shares of Insmed Common Stock upon initial election to the Board and options to purchase 17,500 shares of Insmed Common Stock annually, which options vest one year from the date of grant if the director attends at least 75% of the Board meetings in the preceding fiscal year. Directors who are officers or employees of Insmed do not receive any additional compensation for their services as directors.

Change In Control Arrangements

We have entered into Change in Control Agreements with Dr. Allan, Mr. Gunn, Dr. Sommer, Mr. Tully and Mr. Young, which entitled those executive officers to receive additional benefits in the event of their termination following a change in control of Insmed. We believe that the existence of these potential benefits will benefit Insmed by discouraging turnover and causing such executives to be more able to respond to the possibility of a change in control without being influenced by the potential effect of a change in control on his job security.

For purposes of these agreements, the term “change in control” generally includes:

(a)	the acquisition by another person of beneficial ownership of 40% or more of Insmed Common Stock;

(b)	a proxy contest that results in the replacement of 50% or more of the members of Insmed’s Board;

(c)	a merger after which Insmed’s stockholders own less than 60% of the surviving corporation’s stock; or

(d)	approval by Insmed’s stockholders of a complete liquidation or dissolution of Insmed.

If, during the one-year period following a change in control, Insmed or its successor terminates the executive’s employment other than for “cause” or the executive voluntarily terminates employment for after the executive’s compensation or duties are changed in any material respect from what they were immediately prior to the change in control, the executive shall receive a lump-sum cash payment equal to the sum of the executive’s highest annual salary rate while an employee of Insmed plus a prorated maximum potential bonus. All stock options then held by the executive remain exercisable for the term of the option period set forth in his option agreement(s) and any restricted stock held by the executive remains subject to the restrictions set forth in his restricted stock agreement. In addition, Insmed shall continue to provide to the executive health, dental, long-term disability, life insurance, continuation of D&O insurance, and the other fringe benefits that the executive received prior to termination.

Compensation Committee Interlocks And Insider Participation

The following persons served on our Compensation Committee during the fiscal year ended December 31, 2004: Dr. Sharoky (Chairman), Mr. Condon and Dr. Engelsen. Neither Dr. Sharoky, Mr. Condon nor Dr. Engelsen is or has ever been an officer or employee of Insmed or any of our subsidiaries.

Compensation Committee Report

This report of the Compensation Committee (the “Committee”) of the Board describes the objectives of Insmed’s executive compensation program, the various components of the program, and explains the basis on which compensation determinations for the fiscal year ended December 31, 2004 were made by the Committee.

Overall Objectives of Executive Compensation Programs

The Committee’s guiding philosophy is to establish executive compensation policies that are linked to the sustained creation of shareholder value. The following objectives serve as the guiding principles for all compensation decisions:

•	provide a competitive total compensation opportunity that will enable Insmed to attract, retain and motivate highly qualified executives;

•	align compensation opportunities with shareholder interests by making the executive compensation program highly sensitive to Insmed’s performance, which is defined in terms of milestones associated with achieving long-term profitability and creating shareholder value; and

•	provide a strong emphasis on equity-based compensation and equity ownership, creating a direct link between shareholder and management interests.

Compensation Program Components

The Committee believes that the total compensation opportunity available to members of management should consist of base salary, annual bonuses and stock options, with each component geared to the median of the market for all positions in the aggregate. Individuals may be compensated above or below the median of the marketplace based on Insmed’s performance and on considerations of individual performance and experience. The Committee considers all elements of the program when setting compensation levels.

The Committee periodically meets individually with members of management in order to assess progress toward meeting objectives set by the Board for both annual and long-term compensation.

The Committee utilizes compensation surveys to aid in the determination of competitive levels of executive pay. The surveys include companies that are larger and smaller than Insmed. Some surveys are limited to companies in the biotechnology business. The Committee also utilizes executive compensation information compiled from the proxy statements of other biotechnology companies. References to the “market” in this report refer to these survey and proxy data.

Base Salaries

Base salaries are determined in accordance with the responsibilities of each officer, median market data for the position and the officer’s performance achieving corporate goals. The Committee considers each of these factors but does not assign a specific value to each factor. Furthermore, a subjective element is acknowledged in evaluating the officer’s overall span of responsibility and control. Total compensation for Insmed’s officers is believed to be generally in line with the median of the market as described above.

Annual Bonuses

The Committee reviews annual bonuses in conjunction with senior management. The compensation committee has the authority to grant annual bonuses of up to 50% of the CEO’s annual salary and up to 35% of individual officers annual salaries. Awards are based on an evaluation of the performance, level of responsibility and leadership of the individual in relation to overall corporate results. For the fiscal year ended December 31, 2004, annual bonuses of 15% to 25% were awarded to officers based on the attainment by individuals of specific objectives necessary for Insmed to achieve its business plan.

Stock Options and Restricted Awards

The Committee believes strongly that equity based awards are an integral part of total compensation for officers and certain key managers with significant responsibility for Insmed’s long-term results. Stock options that are tied to corporate performance provide an effective means of delivering incentive compensation and also foster stock ownership on the part of management.

The Stock Incentive Plan:

•	authorizes the granting of stock options, SARs, performance shares, restricted stock and other incentive awards, all of which may be made subject to the attainment of performance goals established by the Committee;

•	provides for the enumeration of the business criteria on which an individual’s performance goals are to be based; and

•	establishes the maximum share grants or awards (or, in the case of incentive awards, the maximum compensation) that can be paid to a Stock Incentive Plan participant.

In the fiscal year ended December 31, 2004, incentive awards of stock options and performance shares were made in accordance with the performance-based focus of the Stock Incentive Plan.

Discussion of 2004 Compensation for the Chief Executive Officer

Dr. Geoffrey Allan’s base salary as Chief Executive Officer was not increased in the fiscal year ended December 31, 2004, and remained at $395,200, the same level as fiscal years ended December 31, 2003 and 2002. The Committee intends base salary to provide Dr. Allan with a level of stability and certainty each year and intends that this particular component of compensation not be affected to any significant degree by company performance factors. The committee awarded Dr. Allan a bonus for 2004 of $98,800 in recognition of the leadership that Dr. Allan has shown in managing the business of the company, raising equity and focusing on maximizing long-term value for our shareholders.

Deductibility of Compensation

The Committee has carefully considered Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides certain criteria for the tax deductibility of compensation in excess of $1 million paid to our executive officers. The Committee believes it is in Insmed’s best interests and that of its shareholders to comply with the requirements of Section 162(m), but the Committee intends to preserve the flexibility to reward executives consistent with Insmed’s pay philosophy for each compensation element. The Committee intends that grants of options, awards of performance shares, restricted stock and other incentive awards under the Stock Incentive Plan comply with the requirements of Section 162(m).

THE COMPENSATION COMMITTEE

Melvin Sharoky, M.D., Chairman

Kenneth G. Condon, C.P.A., C.F.P., M.B.A.

Steinar Engelsen, M.D.

March 11, 2005

Performance Graph

The following graph compares cumulative returns for Insmed, the Nasdaq Market Index and the Nasdaq Pharmaceutical Index since June 1, 2000, the day Insmed Common Stock began trading publicly. The comparison assumes $100 was invested on June 1, 2000 and dividends were reinvested.

Date	Insmed	NASDAQ Market Index	NASDAQ Pharmaceutical Index
June 1, 2000	$100.00	$100.00	$100.00
December 29, 2000	21.02	72.57	113.65
June 29, 2001	54.48	64.13	105.34
December 31, 2001	23.15	58.05	96.52
June 28, 2002	8.48	44.13	60.03
December 31, 2002	2.72	40.42	59.36
June 30, 2003	16.30	49.20	83.53
December 31, 2003	18.00	60.89	89.52
June 30, 2004	13.58	62.55	107.27
December 31, 2004	13.33	66.74	111.77

Option Grants in Fiscal Year Ended December 31, 2004

The following tables show the stock options granted to the Company’s chief executive officer, each executive officer, each non-employee director and all other employees (other than executive officers) during the fiscal year ended December 31, 2004. The Company did not grant any stock appreciation rights (“SARs”) during the fiscal year ended December 31, 2004.

	INDIVIDUAL GRANTS					POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM
Name	Number of Securities Underlying Options Granted (#)		Name	Number of Securities Underlying Options Granted (#)	Name	Number of Securities Underlying Options Granted (#)	Name
Geoffrey Allan, Ph.D.	—		—	—	—	—	—
Ronald D. Gunn, M.B.A., M.S.	—		—	—	—	—	—
Andreas Sommer, Ph.D.	—		—	—	—	—	—
Kevin P. Tully, C.G.A.	—		—	—	—	—	—
Philip J. Young	150,000	(1)	15.4%	3.00	4/7/2010	153,043	347,202
	100,000	(2)	10.2%	1.30	8/10/2013	71,673	176,533

(1)	Options vest and become exercisable in equal annual increments over a four year period.
(2)	These shares will vest in 25,000 shares increments upon attaining certain milestones established by the Company relating to the commercialization of one of our principal drug products, SomatoKine®, provided that these milestone-based options will vest on August 10, 2011 (seven years from Date of Grant), if not sooner vested.

Name	Number of Securities Underlying Options Granted (#)	Exercise or Base Price($/sh.)
All executive officers	380,000	2.22
All non-employee directors	87,500	2.70
All employees (excluding Executive Officers)	438,500	1.94

Aggregated Option Exercises in Fiscal Year Ended December 31, 2004 and Fiscal Year-End Option Values

The following table shows the stock options exercised by the named executive officers during the fiscal year ended December 31, 2004 and the number and value of all unexercised options held by the named executive officers at December 31, 2004.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Geoffrey Allan, Ph.D.	—	—	601,554	435,947	145,005	109,845
Ronald D. Gunn, M.B.A., M.S.	—	—	198,425	206,251	59,874	73,230
Andreas Sommer, Ph.D.	—	—	248,749	193,751	21,770	73,230
Kevin P. Tully, CGA	—	—	113,749	116,251	61,403	91,597
Philip J. Young	—	—	—	250,000	—	90,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of Insmed Common Stock as of March 11, 2005 by all directors, nominees and executive officers named in the Summary Compensation Table contained in this Proxy Statement. The table also shows the beneficial ownership of all directors and executive officers as a group.

Name of Beneficial Owner	Aggregate Number of Shares Beneficially Owned (1)	Percent of Class
Geoffrey Allan, Ph.D. (2)	1,713,259	3.7%
Kenneth G. Condon, C.P.A., C.F.P., M.B.A. (3)	521,776	1.2%
Graham K. Crooke, MB.BS (4)	894,490	2.0%
Steinar J. Engelsen, M.D. (5)	105,625	*
Ronald D. Gunn, M.B.A., M.S. (6)	303,405	*
Melvin Sharoky, M.D. (7)	389,600	*
Andreas Sommer, Ph.D. (8)	319,932	*
Kevin P. Tully, C.G.A. (9)	231,034	*
Randall W. Whitcomb, M.D. (10)	113,500	*
Philip J. Young (11)	42,179	*

All directors and executive officers as a group (10 persons) (12)	4,634,800	10.2%

*	Denotes ownership of less than 1% of the outstanding shares of Insmed Common Stock.
(1)	Except as indicated otherwise in the footnotes, shares shown as beneficially owned are those to which the individual has sole voting and investment power. Shares subject to options that are exercisable within 60 days of March 11, 2005, are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, and of the directors and executive officers as a group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Includes 711,795 shares issuable upon exercise of options, which options are exercisable within 60 days of March 11, 2005.
(3)	Mr. Condon, a director of Insmed, currently has the right to purchase 57,500 shares upon exercise of options. The number of shares listed opposite Mr. Condon’s name also includes 444,463 shares owned by Boston University Nominee Partnership, of which he is a partner, and 15,750 shares owned by Trustees of Boston University.
(4)	Dr. Crooke, a director of Insmed, has the right to purchase 157,500 shares upon exercise of options. The number of shares listed opposite Dr. Crooke’s name also includes 686,990 shares owned by Concord Partners III, LP (formerly Dillon Read Venture Partners III LP). Dr. Crooke has an ownership interest (but not a management interest) in Concord Associates III, LLC which is the sole general partner of Concord Partners III, LP.
(5)	Dr. Engelsen, a director of Insmed, currently has the right to purchase 57,500 shares upon exercise of options.
(6)	Includes 263,331 shares issuable upon exercise of options, which options are exercisable within 60 days of March 11, 2005.
(7)	Dr. Sharoky, a director of Insmed, currently has the right to purchase 62,500 shares upon exercise of options. The number of shares listed opposite Dr. Sharoky’s name includes 210 shares which are owned by his minor son 620 shares which are owned by his minor daughter and 3,600 shares which are owned by his spouse.
(8)	Includes 313,331 shares issuable upon exercise of options, which options are exercisable within 60 days of March 11, 2005.
(9)	Includes 132,082 shares issuable on exercise of options, which options are exercisable within 60 days of March 11, 2005.
(10)	Dr. Whitcomb, a director of Insmed, currently has the right to purchase 62,500 shares upon exercise of options. The number of shares listed opposite Dr. Whitcomb’s name includes 21,000 shares that are owned by the Randall W. Whitcomb Living Trust. Dr. Whitcomb and his spouse, Rita K. Whitcomb, are trustees of the Randall W. Whitcomb Living Trust.

(11)	Includes 37,500 shares issuable on exercise of options, which options are exercisable within 60 days of March 11, 2005.
(12)	Represents the sum of the shares beneficially owned by all directors, nominees and executive officers named in the table above.

Equity Compensation Plan Information

The following table presents information as of December 31, 2004, with respect to compensation plans under which shares of Insmed Common Stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Shareholders:
2000 Stock Incentive Plan	4,864,425	$3.70	777,740	(2)
Equity Compensation Plans Not Approved by Shareholders (3):
None	—	—	—

Total:	4,864,425	$3.70	777,740	(2)

(1)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(2)	The 2000 Stock Incentive Plan permits grants of stock options, stock appreciation rights, restricted stock and performance units. If and to the extent that stock options or stock appreciation rights granted under the 2000 Stock Incentive Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock or performance units are forfeited, the shares of common stock underlying such grants are again available for purposes of the 2000 Stock Incentive Plan.
(3)	The Company does not have any equity compensation plans that have not been approved by its shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no family relationships among any of our directors, executive officers or nominees. The Audit Committee reviewed all transactions required to be disclosed in our filings with the Securities and Exchange Commission pursuant to Item 404 of Regulation S-K for potential conflict of interest situations. All such transactions must be approved by the Audit Committee. There were no such transactions during the fiscal year ended December 31, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has adopted an Audit Committee Pre-Approval Policy for the pre-approval of audit services and permitted non-audit services by Insmed’s independent auditor in order to assure that the provision of such services does not impair the independent accountant’s independence from Insmed. Unless a type of service to be provided by the independent auditor has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels also will require specific pre-approval by the Audit Committee. In all pre-approval instances, the Audit Committee will consider whether such services are consistent with the Securities and Exchange Commission’s rules on auditor independence.

The Audit Committee has designated in the Audit Committee Pre-Approval Policy specific services that have the pre-approval of the Audit Committee and has classified these pre-approved services into one of four categories: Audit, Audit-Related, Tax and All Other. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee will revise the list of pre-approved services from time to time, based on subsequent determinations.

Pre-approval fee levels for all services to be provided by the independent auditor will be established periodically by the Audit Committee. Any proposed services exceeding these levels will require specific pre-approval by the Audit Committee. The Audit Committee recognizes the overall relationship of fees for audit and non-audit services in determining whether to pre-approve any such services. For each fiscal year, the Audit Committee may determine the appropriate ratio between the total amount of fees for Audit, Audit-related, and Tax services, and the total amount of fees for services classified as permissible All Other services.

The Audit Committee has designated the Principal Financial Officer to monitor the performance of the services provided by the independent auditor and to determine whether such services are in compliance with the Audit Committee Pre-Approval Policy. Both the Principal Financial Officer and management will immediately report to the Chairman of the Audit Committee any breach of the Audit Committee Pre-Approval Policy that comes to the attention of the Principal Financial Officer or any member of management.

Fees Billed by Ernst & Young LLP

The following table lists fees billed by E&Y, for services rendered in fiscal years ended December 31, 2003 and 2004. The Audit Committee reviewed the aggregate fees billed by E&Y for professional services rendered for the fiscal year ended December 31, 2004, which were as follows.

	2003	2004
Audit Fees	$107,076	$135,915
Audit-Related Fees	—	$20,000
Tax Fees	$34,095	$38,355
All Other Fees	—	—

Total E&Y Fees	$141,171	$194,270

“Audit Fees” include fees for services performed to comply with Generally Accepted Auditing Standards (GAAS). These services include the recurring audit of our consolidated financial statements, as well as audits provided in connection with statutory filings, related reserves, and review of documents filed with the Securities and Exchange Commission.

“Audit Related Fees” covers assistance on Sarbanes-Oxley 404 related matters.

“Tax Fees” primarily include fees associated with the preparation of the Company’s annual U.S. federal and state income tax returns together with tax compliance and domestic and international tax planning.

The Audit Committee has determined that the provision of services performed by E&Y during the fiscal year ended December 31, 2004 is compatible with maintaining E&Y’s independence from Insmed.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richmond, Commonwealth of Virginia, on the 13th day of May, 2005.

INSMED INCORPORATED a Virginia corporation (Registrant)

By:	/s/ GEOFFREY ALLAN
Geoffrey Allan, Ph.D.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of May, 2005.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation of Insmed Incorporated, as amended (previously filed as Annex H to the Joint Proxy Statement/Prospectus contained in Part I of Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Insmed Incorporated (previously filed as Annex I to the Joint Proxy Statement/Prospectus contained in Part I of Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

3.3	Form of Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, creating a new series of Preferred Stock designated as Series A Junior Participating Preferred Stock (previously filed as Exhibit A to the Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent, filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May, 17, 2001 and incorporated herein by reference).

3.4	Amendment for Reverse Split (previously filed as Exhibit 3.4 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

4.1	Description of Capital Stock (contained in the Articles of Incorporation filed as Exhibit 3.1).

4.2	Specimen stock certificate representing common stock, $.01 par value per share, of the Registrant (previously filed as Exhibit 4.2 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

4.3	Article VI of the Articles of Incorporation of Insmed Incorporated (previously filed as Exhibit 4.1 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

4.4	Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent (which includes as (i) Exhibit A the form of Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, (ii) Exhibit B the form of Rights Certificate, and (iii) Exhibit C the Summary of the Rights to Purchase Preferred Stock) (previously filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 2001 and incorporated herein by reference).

4.5	Form of Rights Certificate (previously filed as Exhibit B to the Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent, filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 2001 and incorporated herein by reference).

4.6	Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors in the July 2003 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.6 to Insmed Incorporated’s Registration Statement on Form S-3 (Registration No. 333-107308) on July 24, 2003 and incorporated herein by reference).

4.7	Form of Warrant issued by Insmed Incorporated to each of the investors in July 2003 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.7 to Insmed Incorporated’s Registration Statement on Form S-3 (Registration No. 333-107308) on July 24, 2003 and incorporated herein by reference).

4.8	Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors in the November 2004 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K on November 10, 2004 and incorporated herein by reference).

Exhibit Number	Exhibit Title

4.9	Form of Warrant issued by Insmed Incorporated to each of the investors in November 2004 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit B to the Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K on November 10, 2004 and incorporated herein by reference).

10.1	Insmed Incorporated 2000 Stock Purchase Plan (previously filed as Exhibit 10.1 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.2	Insmed Incorporated 2000 Stock Incentive Plan (previously filed as Exhibit 10.2 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.3	Amended and Restated License Agreement between Insmed Pharmaceuticals, Inc. and the University of Virginia Patent Foundation (previously filed as Exhibit 10.3 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.4+	Subscription, Joint Development and Operating Agreement by and among Celtrix Pharmaceuticals, Inc., Elan Corporation, plc, Elan International Services, Ltd., and Celtrix Newco Ltd. dated as of April 21, 1999 (previously filed as Exhibit 10.8 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.5+	License Agreement by and between Celtrix Newco Ltd. and Celtrix Pharmaceuticals, Inc. dated as of April 21, 1999 (previously filed as Exhibit 10.9 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.6+	License Agreement by and between Celtrix Newco Ltd. and Elan Pharmaceutical Technologies, a division of Elan Corporation, plc, dated as of April 21, 1999 (previously filed as Exhibit 10.10 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.7	License Agreement, dated as of April 1, 1993, between Genentech, Inc. and Celtrix Pharmaceuticals, Inc. (previously filed as Exhibit 10.11 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.8	Purchase Agreement among Insmed, Inc., Insmed Pharmaceuticals, Inc. and certain investors named therein dated January 13, 2000 (previously filed as Exhibit 10.12 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.9	Form of Warrant of Insmed to be issued pursuant to Purchase Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors dated January 13, 2000 (previously filed as Exhibit 10.13 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.10	Form of Registration Rights Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors party to the Purchase Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors dated January 13, 2000 (previously filed as Exhibit 10.14 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.11+	License Agreement, dated as of July 10, 2000, between Insmed Pharmaceuticals, Inc. and Taisho Pharmaceutical Co., Ltd. (previously filed as Exhibit 10.15 to Insmed Incorporated’s Registration Statement on Form S-1 (Registration No. 333-46552) and incorporated herein by reference).

Exhibit Number		Exhibit Title

10.12		Sublease, dated March 30, 2001, between Rhodia Inc. and Insmed Incorporated (previously filed as Exhibit 10.15 to Insmed Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.13		Consent to Sublease, dated as of April 12, 2001, among A & W Virginia Corporation, as Landlord, Rhodia Inc., as Tenant, and Insmed Incorporated, as Subtenant (previously filed as Exhibit 10.16 to Insmed Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.14		Termination Agreement, dated as of February 3, 2003, between Insmed Pharmaceuticals, Inc. and Taisho Pharmaceutical Co., Ltd (previously filed as Exhibit 10.14 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.15+		Agreement, dated as of July 25, 2003, between Insmed Incorporated and Avecia Limited (previously filed as Exhibit 10.15 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.16+		License and Supply Agreement, dated as of August 28, 2003, between Insmed Incorporated and Pharmacia AB (previously filed as Exhibit 10.16 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.17		Agreement, dated as of March 3, 2004, between Insmed Incorporated and Geoffrey Allan, Ph.D. (Incorporated herein by reference).

10.18	*	License Agreement, dated as of January 19, 2004, between Insmed Incorporated and Fujisawa Pharmaceutical Co., Ltd (Incorporated herein by reference).

10.19		Form of Change of Control Agreement entered into between Insmed Incorporated and certain of its executive officers (previously filed as Exhibit 10.19 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.20		Insmed Incorporated Officer’s Bonus Plan (previously filed as Exhibit 10.20 to Amendment No. 2 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 7, 2005 and incorporated herein by reference).

21.1		Subsidiaries of Insmed Incorporated (previously filed as Exhibit 21.1 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

23.1		Consent of Ernst & Young LLP.

31.1		Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2		Certification of Kevin P. Tully C.G.A., Treasurer and Controller (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1		Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2		Certification of Kevin P. Tully, Treasurer and Controller (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

+	The Securities and Exchange Commission has granted confidential treatment with respect to certain information in these exhibits. The confidential portions of these exhibits have been omitted and filed separately with the Securities and Exchange Commission.
*	Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.