Form 10-K/A
period 2004-12-31
INSMED INC
filed 2005-06-10
CIK 1104506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT No. 4

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

Explanatory Note:

This Amendment No. 4 to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Insmed Incorporated (“the Company”) for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005, as amended, solely to revise certain disclosure provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 to the Company’s Consolidated Financial Statements. Except for the forgoing amended disclosures, the information in this Form 10-K/A has not been updated to reflect events that were not required to be disclosed in the filing which is being amended hereby.

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

Research and Development Activities

We are engaged in the research and development of proposed drug products for the treatment of metabolic diseases and endocrine disorders. All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and amounted to approximately $106 million dollars for the period since inception, in November 1999, through December 31, 2004, and $18 million, $7 million and $23 million in the years ended December 31, 2002, 2003 and 2004. Research and development expenses consist primarily of salaries and related expenses, costs to develop and manufacture products and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

Our leading drug candidate, rhIGF-I/rhIGFBP-3, or SomatoKine®, is currently in Phase III clinical trials for the treatment of GHIS. We have filed an NDA for this drug in the GHIS indication, which was accepted for review by the FDA. We have also received priority review for SomatoKine® and the FDA has notified us that the User Fee Goal Date is July 3, 2005, however there can be no assurance that the FDA will act by this date. SomatoKine® has also been granted orphan drug designation for the GHIS indication and other indications. Substantially all of our research and development expenditures for fiscal 2003 and 2004 have been related to SomatoKine®.

Our research and development efforts for other products are in their early stages and include primarily research and development regarding rhIGFBP-3 for the treatment of various cancers and INSM-18 for the treatment of various tumors. These products are either in pre-clinical stages or, Phase I and II clinical trials. All of our research and development expenditures related to these early-stage products and our efforts associated with SomatoKine® are significantly interrelated as they are all associated with drugs that modulate IGF-I activity in the human body. A significant finding in any one drug for a particular indication may provide benefits to our efforts across all of these products. All of these products also share a substantial amount of our common fixed costs such as salaries, facility costs, utilities and maintenance. Given the small portion of research and development expenses that are related to products other than SomatoKine® we have determined that very limited benefits would be obtained from implementing cost tracking systems that would be necessary to allow for cost information on a product-by-product basis.

In the near term, Insmed intends to focus substantially all of its research and development resources on the completion of phase III clinical trials for SomatoKine® in the GHIS indication and expansion of SomatoKine® into other indications. Our efforts to obtain FDA approval for SomatoKine® for the GHIS indication will be our main focus for the remainder of fiscal 2005. We estimate that our research and development expenditures to complete development of SomatoKine in this indication will be in the range of between $20 million to $23 million for the current fiscal year. Our plans to expand SomatoKine® into additional indications are expected to represent our main research and development focus beginning in 2006. Our thrust to develop our other early-stage products will continue but we expect those efforts to account for a much smaller portion of Insmed’s research and development expenditures. These estimates are based on currently available information and, due to a number of factors, no assurance can be provided that this project will not take longer to complete or cost more than we have currently estimated. The full cost and completion dates, through commercialization, of these research and development efforts, are dependent on the results of our Phase III clinical trial, together with the review of our NDA by the FDA.

Our clinical trials with respect to SomatoKine® are subject to numerous risks and uncertainties that are outside of our control, including the possibility that necessary regulatory approvals may not be obtained. For example, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

•	the number of patients that ultimately participate in the trial;

•	the duration of patient follow-up that is determined to be appropriate in view of results;

•	the number of clinical sites included in the trials;

•	the length of time required to enroll suitable patient subjects; and

•	the efficacy and safety profile of the product candidate.

Our clinical trials may also be subject to delays or rejections based on our inability to enroll patients at the rate that we expect or our inability to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our planned clinical trials.

Moreover, all of our product candidates and particularly those that are in the pre-clinical or early clinical trial stage must overcome significant regulatory, technological, manufacturing and marketing challenges before they can be successfully commercialized. Some of these projects may never reach the clinical trial stage of research and development. As pre-clinical studies and clinical trials progress, we may determine that collaborative relationships will be necessary to help us further develop or to commercialize our product candidates, but such relationships may be difficult or impossible to arrange. Our projects or intended projects may also be subject to change from time to time as we evaluate our research and development priorities and available resources.

Any significant delays that occur or additional expenses that we incur may have a material adverse affect on our financial position and require us to raise additional capital sooner or in larger amounts than is presently expected. In addition, as a result of the risks and uncertainties related to the development and approval of our drug candidates and the additional uncertainties related to our ability to market and sell these products once approved for commercial sale, we are unable to provide a meaningful prediction regarding the period in which material net cash inflows from any of these projects are expected to become available.

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

Critical Accounting Policies

Preparation of financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions. We continually evaluate these estimates and assumptions. The accounting policies discussed below are those we consider critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment. Our financial results might have been different if different assumptions had been used or other conditions had prevailed. For additional accounting policies, see Note 1 to our consolidated financial statements – “Description of the Business and Summary of Significant Accounting Policies”

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and related expenses, cost to develop and manufacture products and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. We do not have separate accounting policies for internal or external research and development and we do not conduct any research and development for others. Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with third party organizations that conduct and manage clinical trials on our behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol.

Our expenses relating to contract manufacturing of clinical material are based on agreements reached with the contract manufacturer. The contract identifies the amount of clinical material to be manufactured, the time for manufacture, and other development work to be completed in supporting the manufacturing of the clinical material. In general, the contract and the work to be completed are in phases, and we accrue expenses for these contracts based upon the initiation and timing of each phase.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richmond, Commonwealth of Virginia, on the 7th day of June, 2005.

INSMED INCORPORATED a Virginia corporation (Registrant)

By:	/s/ GEOFFREY ALLAN
Geoffrey Allan, Ph.D.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of June, 2005.

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