Form 10-Q/A
period 2005-03-31
INSMED INC
filed 2005-06-10
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note:

This amendment to the Quarterly Report on Form 10-Q amends the Quarterly Report on Form 10-Q of Insmed Incorporated (“the Company”) for the period ended March 31, 2005, filed with the Securities and Exchange Commission on May 10, 2005, solely to amend the disclosure provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except for the forgoing amended disclosures, the information in this Form 10-Q/A has not been updated to reflect events that were not required to be disclosed in the filing which is being amended hereby.

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

Our leading drug candidate, rhIGF-I/rhIGFBP-3, or SomatoKine®, is currently in Phase III clinical trials for the treatment of severe growth disturbance due to growth hormone insensitivity syndrome (GHIS). We have filed an New Drug Application for this drug in the GHIS indication, which was accepted for review by the United States Food and Drug Administration (FDA) on a priority review basis with a User Fee Goal Date of July 3, 2005. However, there can be no assurance that the FDA will act by this date.

We expect to continue to dedicate substantially all of our research and development expenditures on SomatoKine® for the treatment of GHIS and other indications through at least 2006. Our research and development efforts for other product candidates are in their early stages and include primarily research and development regarding rhIGFBP-3 for the treatment of various cancers and INSM-18 for the treatment of various tumors. We do not track cost information on a product-by-product basis because we have determined that very limited benefits would result and the tracking efforts would be costly and time consuming.

We estimate that our research and development expenditures to complete development of SomatoKine® in this indication will be in the range of between $20 million to $23 million for the current fiscal year. These estimates are based on currently available information and are subject to numerous risks and uncertainties, many of which are outside of our control, including, in particular, the uncertainty of the results of our Phase III clinical trial, together with the review of our NDA by the FDA. Significant delays or additional expenses in the development of SomatoKine may have a material adverse affect on our financial position. These risks and uncertainties prevent us from providing a meaningful prediction regarding the period in which material net cash inflows from any of our research and development projects are expected to become available.

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

INSMED INCORPORATED
(Registrant)

Date: June 10, 2005	By:	/s/ Kevin P. Tully
Kevin P. Tully
Chief Financial Officer,
Treasurer and Controller