Form 10-Q
period 2005-09-30
INSMED INC
filed 2005-11-07
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-30739

INSMED INCORPORATED

(Exact name of registrant as specified in its charter)

Virginia	54-1972729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4851 Lake Brook Drive	(804) 565-3000
Glen Allen, Virginia 23060 (Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes:  ☐    No  ☒

As of November 1, 2005, the latest practicable date, there were 54,425,460 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED

INDEX

REPORT: FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSMED INCORPORATED

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,676	$9,222
Restricted cash	285	285
Other current assets	132	174

Total current assets	21,093	9,681

Long-term assets:
Restricted cash - long term	3,118	3,303
Deferred financing costs, net	1,510	—
Property and equipment, net	20	27

Total long-term assets	4,648	3,330

Total assets	$25,741	$13,011

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,994	$2,621
Accrued project costs	195	884
Payroll liabilities	1,364	1,183
Interest payable	106	—
Restructuring reserve	360	360

Total current liabilities	4,019	5,048

Long-term liabilities:
Convertible debt	24,176	—
Debt discount	(9,676)	—

Net convertible debt	14,500	—

Asset retirement obligation	887	443
Restructuring reserve-long-term portion	47	285

Total liabilities	19,453	5,776

Stockholders’ equity:
Common stock; $.01 par value; authorized share 500,000,000; issued and outstanding shares, 53,518,863 in 2005 and 38,409,643 in 2004	535	449
Additional capital	247,526	220,515
Accumulated deficit	(241,773)	(213,729)

Net stockholders’ equity	6,288	7,235

Total liabilities and stockholders’ equity	$25,741	$13,011

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$22	$24	$107	$114

Operating expenses:
Research and development	6,728	6,786	16,354	18,409
General and administrative	1,190	885	4,123	3,247

Total operating expenses	7,918	7,671	20,477	21,656

Operating loss	(7,896)	(7,647)	(20,370)	(21,542)

Interest income	236	51	552	176
Interest expense	(6,096)	—	(8,226)	—

Net loss	$(13,756)	$(7,596)	$(28,044)	$(21,366)

Basic and diluted net loss per share	$(0.29)	$(0.20)	$(0.61)	$(0.56)

Shares used in computing basic and diluted net loss per share	47,799	38,406	45,938	38,399

See accompanying notes to the condensed consolidated financial statements.

INSMED INCORPORATED

Consolidated Statements of Cash Flows

(in thousands - unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net loss	$(28,044)	$(21,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,241	31
Non-cash stock acceleration	15	—
Stock options issued for services	13	33
Changes in operating assets and liabilities:
Other assets	42	(255)
Accounts payable	(627)	3,320
Accrued project costs	(689)	(980)
Payroll liabilities	181	744
Restructuring reserve	(238)	(230)
Asset retirement obligation	444	254
Interest payable	106	—

Net cash used in operating activities	(21,556)	(18,449)

Financing activities
Proceeds from issuance of convertible debt with detachable stock warrants	35,000	—
Proceeds from issuance of common stock	253	20
Costs incurred in conjunction with issuance of debt	(2,428)	—
Cash restricted to restricted letters of credit	185	(3,588)

Net cash provided by (used in) financing activities	33,010	(3,568)

Increase (decrease) in cash and cash equivalents	11,454	(22,017)
Cash and cash equivalents at beginning of period	9,222	29,526

Cash and cash equivalents at end of period	$20,676	$7,509

Supplemental information
Cash paid for interest	823	—

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

2. Summary of Significant Accounting Policies

Research and Development Costs

Research and development costs consist primarily of compensation and other expenses related to research and development personnel, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, litigation costs as it relates to our patents and facilities expenses. Research and development costs are expensed as incurred. The Company does not have separate accounting policies for internal or external research and development and does not conduct any research and development for others.

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

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

Stock Compensation Expense

(in thousands - except per share data)

	For the Three months Ended		For the Nine months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net Loss	$(13,756)	$(7,596)	$(28,044)	$(21,366)

Stock based employee compensation cost (under APB 25)	—	—	—	—

Pro-forma Fair value stock compensation expense	(191)	(456)	(1,368)	(1,466)
Pro-forma Net Loss	$(13,947)	$(8,052)	$(9,412)	$(22,832)

Net Loss Per Share (Basic and Diluted)	$(0.29)	$(0.20)	$(0.61)	$(0.56)

Pro-forma Net Loss Per Share (Basic and Diluted)	$(0.29)	$(0.21)	$(0.64)	$(0.59)

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

4. Operational Restructuring

As a result of the September 10, 2002 decision to discontinue the INS-1 development program, the Company approved a restructuring plan to focus on its remaining drug candidates. In the third quarter of 2002, the Company recorded a restructuring charge of $2.5 million. At September 30, 2005, approximately $0.4 million and $0.1 million of these costs remain accrued in the current and long-term portions of the restructuring reserve, respectively. These balances are expected to closely approximate the remaining costs to be incurred by the Company for lease obligations. Lease termination costs are anticipated to extend through 2006.

5. Convertible Debt Financing

On March 15, 2005, the Company entered into several purchase agreements with a group of institutional investors, pursuant to which the Company issued and sold to the investors approximately $35,000,000 aggregate principal amount of 5.5% convertible notes, which notes are convertible into common stock, par value $0.01 per share, as well as warrants to purchase, in the aggregate, 14,864,883 shares of common stock, at an exercise price of $1.36 per share. The principal of each note will mature and be payable in nine quarterly installments of approximately $3,890,000 commencing on March 1, 2008. Any outstanding notes must be repaid in cash or converted by March 1, 2010. As of June 1st, 2005, the holders of the notes began to receive interest payments at a rate of 5.5% per annum. Interest on the notes is payable quarterly until March 1st, 2010. The holders of the notes may convert the notes into common stock at a conversion price of $1.295 per share as adjusted in accordance with certain adjustments for stock splits, dividends and the like at any time prior to the close of business on March 1, 2010. The notes are convertible into, in the aggregate, 27,027,027 shares of common stock. The warrants are immediately exercisable for 14,864,883 shares of common stock at an exercise price of $1.36 per share. The warrants will expire on March 15, 2010. The holders of the notes have the right to require the Company to repurchase the notes with cash payments up the occurrence of specified “events of default” and “repurchase events.” The investors also have the right to participate in future financings undertaken by the Company prior to March 16, 2005, subject to certain exceptions. In connection with issuance of the notes and warrants, the Company entered into registration rights agreements with the investors pursuant to which the Company agreed to file a Registration Statement under the Securities Act of 1933, registering for resale the shares of common stock issuable upon the conversion of the notes or exercise of the warrants.

On August 19, 2005 holders of the notes began converting their notes into common shares of Insmed stock. As of September 30, 2005 $10,824,000 of convertible debt has been converted into 8,358,301 shares resulting in an accelerated amount of discounts of approximately $4.5 million.

6. Legal Proceedings

Tercica, Inc. and Genentech, Inc. sued Insmed for infringement of U.S. Patent Nos. 5,187,151 and 6,331,414 on December 23, 2004. On February 16, 2005, Tercica and Genentech amended their complaint to add allegations of infringement of U.S. Patent No. 5,528,287. On April 15, 2005, the United States District Court for the Northern District of California granted Insmed’s Motion to Dismiss the Second Amended Complaint filed by Tercica, Inc. and Genentech, Inc. The Court granted Tercica and Genentech leave to file another amended complaint within thirty days, and Tercica and Genentech filed a Second Amended Complaint on April 22, 2005. Insmed moved to dismiss the portion of the Second Amended Complaint that relates to U.S. Patent No. 5,528,287. On June 29, 2005, the Court denied Insmed’s motion to dismiss. On July 14, 2005, Insmed filed its Answer and Counterclaims. In the Answer and Counterclaims, Insmed denies infringement and seeks a declaratory judgment that the asserted patents are not infringed, are invalid, and/or are unenforceable. Plaintiffs’ Reply to the Counterclaims was filed on August 5, 2005. On October 17, 2005, Tercica and Genentech filed a Third Amended Complaint adding Insmed Therapeutic Proteins as a Defendant. The Answer and Counterclaims in response to the Third Amended Complaint were filed on October 27, 2005.

On May 27, 2005, plaintiffs filed a motion for preliminary injunction seeking an order barring Insmed, until trial, from making, using or selling the drug called “SomatoKine,” (which has since been renamed iPlex™) with respect to its allegations of infringement of U.S. Patent Nos. 6,331,414 and 5,187,151, and requesting that Insmed be required to share any orphan drug exclusivity it obtains with Tercica. Insmed filed its opposition to the motion for a Preliminary Injunction on June 10, 2005. On June 16, 2005, Plaintiffs withdrew their motion for a preliminary injunction.

On October 14, 2005, Tercica and Genentech moved for summary judgment that Insmed has infringed claim 9 of U.S. Patent No. 6,331,414. On October 25, 2005, that motion was denied by the Court without prejudice to it being re-filed on March 31, 2006.

In the U.S., fact discovery by the parties is ongoing and is scheduled to conclude on January 27, 2006, and a trial is currently scheduled for November 2006.

On May 20, 2005, the High Court of Justice Chancery Division, Patent Court in London, issued rulings in the U.K. patent infringement case brought by Tercica, Inc. against Insmed, Inc. and its supplier, Avecia Ltd. and in a related patent revocation action brought by Insmed and Avecia against Genentech, Inc. Insmed and Avecia had sought to determine the litigation at the earliest opportunity by taking the unusual step of filing early motions in these cases seeking summary judgment that the patent at issue was invalid and should be revoked without trial. The

Court denied the motions indicating that the issue of validity could not be decided on summary judgment and at this early stage of the case. The patent’s validity will now be thoroughly examined at trial, both on the grounds raised in summary judgment and on other grounds not discussed before the Court in London. As is standard practice in UK litigation, Tercica and Genentech were awarded their costs in connection with the denied motions. Discovery in the U.K. began at the end of September 2005 and a trial date is likely to be scheduled sometime around mid 2006.

Insmed cannot predict with certainty the outcome of theses proceedings. We note however, that an adverse ruling could impact our ability to make, use or sell our products.

7. Subsequent Events

In October 2005, an additional $1,298,000 of convertible debt was converted into 1,002,317 common shares. An additional 87,009 shares were issued in connection with the note holder’s final quarterly interest payment.

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

Overview

Insmed Incorporated is a biopharmaceutical company focused on the development and commercialization of drug products for the treatment of metabolic diseases and endocrine disorders. Currently, our development activities focus on drugs that modulate IGF-I activity in the human body. We currently have 3 lead drug candidates, recombinant human insulin-like growth factor-I bound to recombinant human insulin-like growth factor binding protein-3 (rhIGF-I/rhIGFBP-3; also known as iPlex™ and formerly called SomatoKine®), rhIGFBP-3 and INSM-18. We are actively developing these drugs to treat indications in the metabolic and oncology fields.

We have not been profitable and have accumulated a deficit of approximately $242 million through September 30, 2005. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. In general, our expenditures will increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project-related expenditure requirements at each stage of development.

Research and Development Activities

We are engaged in the research and development of proposed drug products for the treatment of metabolic diseases and endocrine disorders. Research and development expenses consist primarily of salaries and related expenses, costs to develop and manufacture products and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials and litigation costs relating to our patents.

Our leading drug candidate, rhIGF-I/rhIGFBP-3, or iPlex™, is currently in Phase III clinical trials for the treatment of severe growth disturbance due to growth hormone insensitivity syndrome (GHIS). We have filed a New Drug Application (NDA) for this drug in the GHIS indication, which was accepted for review by the United States Food and Drug Administration (FDA) on a priority review basis. We received an Approvable Letter from the FDA in September 2005. The Approvable Letter is an official notification that the FDA has completed the review of the iPlex™ NDA and has found the application to be sufficiently complete for full approval pending the submission of additional information primarily regarding the Chemistry, Manufacturing and Controls (CMC) section of the application. The FDA is not requiring the Company to conduct additional preclinical or clinical trials.

We expect to continue to dedicate substantially all of our research and development expenditures on iPlex™ for the treatment of GHIS and other indications through at least 2006. Our research and development efforts for other product candidates are in their early stages and include primarily research and development regarding rhIGFBP-3 for the treatment of various cancers and INSM-18 for the treatment of various tumors. We do not track cost information on a product-by-product basis because we have determined that very limited benefits would result and the tracking efforts would be costly and time consuming.

We estimate that our research and development expenditures to complete development of iPlex™ in this indication will be in the range of between $20 million to $23 million for the current fiscal year. These estimates are based on currently available information and are subject to numerous risks and uncertainties, many of which are outside of our control, including, in particular, the uncertainty of the results of our Phase III clinical trial, together with the review of our NDA by the FDA. Significant delays or additional expenses in the development of iPlex™ may have a material adverse affect on our financial position. These risks and uncertainties prevent us from providing a meaningful prediction regarding the period in which material net cash inflows from any of our research and development projects are expected to become available.

Results of Operations

Revenues for the three-months ended September 30, 2005 were $22,000, compared with revenues of $24,000 for the corresponding period in 2004. Revenues for the nine-months ending September 30, 2005, were $107,000 compared with revenues of $114,000 in 2004. The net loss for the nine-months ended September 30, 2005 was $28.0 million, or $0.61 per share, compared to the net loss of $21.4 million, or $0.56 per share, reported for the corresponding period in 2004. At September 30, 2005, cash and cash equivalents were $20.7 million, an increase of $11.5 million from December 31, 2004, as capital was raised through a convertible debt offering.

Revenues remained consistent for both the third quarter and first nine-months of 2005 compared to the corresponding periods of 2004.

The $6.2 million increase in the net loss for the third quarter of 2005 as compared to the third quarter of 2004 was due to a combination of a $6.1 million increase in interest expense and $0.3 million increase in general and administrative expenses. This was partially offset by an increase in investment income of $0.2 million. The net loss for the nine-months ended September 30, 2005 was $6.7 million higher than the corresponding period for 2004 due to increases of $8.2 million in interest expense and $0.9 million in general and administrative expenses, offset by a reduction of $2.0 million in research and development expenses and a $0.4 million increase in investment income.

Research and development expenses for the three-months ended September 30, 2005 remained consistent with the prior quarter while the decrease in research and development for the nine-months ended were principally due to lower development and manufacturing costs for iPlex™ which were partially offset by increased litigation costs. The rise in general and administration costs for the three and nine-months ended September 30, 2005 is due to a combination of increased registration and filing costs associated with the March financing and additional external service costs in support of our business. The increases in interest expense and investment income are the result of the convertible debt offering which closed in March 2005. Interest expense is a combination of cash interest incurred on the convertible debt and the accretion of the debt discount and deferred offering costs. For the three-months ended September 30, 2005 these were $0.4 million and $5.7 million, respectively, while for the nine-month period ended September 30, 2005 the cash interest incurred was $1.0 million and the combined amortization of the debt discount and offering costs recognized were $7.2 million. The amortization of the debt discount and deferred offering costs which are both current non-cash items, are calculated in accordance with accounting principles generally accepted in the United States. The combined total of $11.2 million for the debt discount and deferred offering costs as of September 30, 2005 is being amortized over 54 months, the remaining term of the notes.

As of September 30, 2005, the Company had total cash and cash equivalents of $20.7 million which represents an increase of $11.5 million from December 31, 2004. This increase is mainly due to the $33.0 million in net cash provided by financing activities, offset by the $21.6 million in net cash used in support of our business operations.

Liquidity and Capital Resources

At September 30, 2005, our cash and cash equivalents of $20.7 million were invested in investment grade, interest-bearing securities. Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations. We will need to raise substantial additional funds to continue development and commercialization of our products. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

Contractual Obligations

The following table provides a summary of certain of the Company’s significant contractual obligations as of September 30, 2005.

Contractual Obligations

(in thousands)

	Payments Due by Years
	Total	2005	2006 - 2007	2008 - 2009	2010
Long term debt (1)	$28,806	$332	$2,659	$23,092		$2,723
Operating lease obligations	1,741	296	1,353	92		0

	$30,547	$628	$4,012	$23,184	$	,723

(1)	Long-term debt obligations reflect the future interest and principal payments of the Company’s convertible notes outstanding as of September 30, 2005. These notes become due in quarterly installments beginning on March 8, 2008 if not converted to common shares at an earlier date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at September 30, 2005, had $20.7 million invested in money market instruments and investment grade corporate debt. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at September 30, 2005 are all less than one year minimizes such risks. In addition, while a hypothetical decrease in market interest rates of 10% from September 30, 2005 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman of the Board and Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chairman of the Board and Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting. During the period covered by this report, there have been no changes, except as described below, in the Company’s internal controls over financial reporting. Effective August 11, 2005, Kevin P. Tully C.G.A. resigned his officer position as Chief Financial Officer (principal financial officer and principal accounting officer) and the Company designated Michael Duncan, the Company’s Accounting Manager, as the Company’s principal financial officer and principal accounting officer. No other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Tercica, Inc. and Genentech, Inc. sued Insmed for infringement of U.S. Patent Nos. 5,187,151 and 6,331,414 on December 23, 2004. On February 16, 2005, Tercica and Genentech amended their complaint to add allegations of infringement of U.S. Patent No. 5,528,287. On April 15, 2005, the United States District Court for the Northern District of California granted Insmed’s Motion to Dismiss the Second Amended Complaint filed by Tercica, Inc. and Genentech, Inc. The Court granted Tercica and Genentech leave to file another amended complaint within thirty days, and Tercica and Genentech filed a Second Amended Complaint on April 22, 2005. Insmed moved to dismiss the portion of the Second Amended Complaint that relates to U.S. Patent No. 5,528,287. On June 29, 2005, the Court denied Insmed’s motion to dismiss. On July 14, 2005, Insmed filed its Answer and Counterclaims. In the Answer and Counterclaims, Insmed denies infringement and seeks a declaratory judgment that the asserted patents are not infringed, are invalid, and/or are unenforceable. Plaintiffs’ Reply to the Counterclaims was filed on August 5, 2005. On October 17, 2005, Tercica and Genentech filed a Third Amended Complaint adding Insmed Therapeutic Proteins as a Defendant. The Answer and Counterclaims in response to the Third Amended Complaint were filed on October 27, 2005.

On May 27, 2005, plaintiffs filed a motion for preliminary injunction seeking an order barring Insmed, until trial, from making, using or selling the drug called “SomatoKine,” (which has since been renamed iPlex™) with respect to its allegations of infringement of U.S. Patent Nos. 6,331,414 and 5,187,151, and requesting that Insmed be required to share any orphan drug exclusivity it obtains with Tercica. Insmed filed its opposition to the motion for a Preliminary Injunction on June 10, 2005. On June 16, 2005, Plaintiffs withdrew their motion for a preliminary injunction.

On October 14, 2005, Tercica and Genentech moved for summary judgment that Insmed has infringed claim 9 of U.S. Patent No. 6,331,414. On October 25, 2005, that motion was denied by the Court without prejudice to it being re-filed on March 31, 2006.

In the U.S., fact discovery by the parties is ongoing and is scheduled to conclude on January 27, 2006, and a trial is currently scheduled for November 2006.

On May 20, 2005, the High Court of Justice Chancery Division, Patent Court in London, issued rulings in the U.K. patent infringement case brought by Tercica, Inc. against Insmed, Inc. and its supplier, Avecia Ltd. and in a related patent revocation action brought by Insmed and Avecia against Genentech, Inc. Insmed and Avecia had sought to determine the litigation at the earliest opportunity by taking the unusual step of filing early motions in these cases seeking summary judgment that the patent at issue was invalid and should be revoked without trial. The Court denied the motions indicating that the issue of validity could not be decided on summary judgment and at this early stage of the case. The patent’s validity will now be thoroughly examined at trial, both on the grounds raised in summary judgment and on other grounds not discussed before the Court in London. As is standard practice in UK litigation, Tercica and

Genentech were awarded their costs in connection with the denied motions. Discovery in the U.K. began at the end of September 2005 and a trial date is likely to be scheduled sometime around mid 2006.

Insmed cannot predict with certainty the outcome of theses proceedings. We note however, that an adverse ruling could impact our ability to make, use or sell our products.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Michael S. Duncan, Principal Financial Officer of Insmed Incorporated, pursuant to Rule 13a-14(a) and Rule 15a-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Michael S. Duncan, Principal Financial Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED
(Registrant)

Date: November 7, 2005	By:	/s/ Michael S. Duncan
Michael S. Duncan
Principal Financial Officer