Form 10-Q/A
period 2005-03-31
INSMED INC
filed 2006-03-06
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT No. 2

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

EXPLANATORY NOTE

This Amendment to the Quarterly Report on Form 10 amends the Quarterly Report on Form 10-Q, and Amendment No. 1 to the Quarterly Report on Form 10-Q of Insmed Incorporated for the quarter ended March 31, 2005, filed with the Securities and Exchange Commission on May 10, 2005 and June 10, 2005, respectively (collectively, the “Reports”), solely to correct the inadvertent omission of certain language provided in Exhibit 31.1 and Exhibit 31.2. Each certification, as corrected by this Amendment, was true and correct as of the date of the original filing of the applicable Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED
(Registrant)

Date: March 3, 2006	By:	/s/ Kevin P. Tully, C.G.A.
Kevin P. Tully, C.G.A.
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Certifications of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Kevin P. Tully, Principal Financial Officer, Treasurer and Controller of Insmed Incorporated, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2**	Certification of Kevin P. Tully, Principal Financial Officer, Treasurer and Controller of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of the Securities Exchange Act of 1934.
**	Previously filed.