Form 10-Q/A
period 2005-06-30
INSMED INC
filed 2006-03-06
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT No. 1

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

EXPLANATORY NOTE

This Amendment to the Quarterly Report on Form 10-Q amends the Quarterly Report on Form 10-Q of Insmed Incorporated for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005 (the “Report”), solely to correct the inadvertent omission of certain language provided in Exhibit 31.1 and Exhibit 31.2. Each certification, as corrected by this Amendment, was true and correct as of the date of the original filing of the Report.

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