Form 10-K
period 2005-12-31
INSMED INC
filed 2006-03-06
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of class)

Common Stock

Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [    ]  No [✓]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [    ]   No [✓]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [✓]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large accelerated filer [    ] Accelerated filer [    ] Non-accelerated filer [✓]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2005 was $44,188,816 (based on the closing price for shares of the registrant’s Common Stock as reported on the Nasdaq National Market on that date). In determining this figure, the registrant has assumed that all of its directors, officers and persons owning 10% or more of the outstanding Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]  No [✓]

As of February 28, 2006, there were 77,150,700 shares of the registrant’s common stock, $.01 par value, outstanding.

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2005, and to be delivered to shareholders in connection with the 2006 Annual Meeting of Shareholders, are incorporated in Part III by reference.

INSMED INCORPORATED

INDEX

REPORT: FORM 10-K

In this Form 10-K, the “Company,” “Insmed,” “Insmed Incorporated,” “we,” “us” and “our” refer to Insmed Incorporated, a Virginia corporation. This Form 10-K also contains trademarks of third parties. Each trademark of another company appearing in this Form 10-K is the property of its owner.

PART I

We believe it is important to communicate our expectations to investors. However, there may be events in the future that we are not able to predict accurately or that we do not fully control that could cause actual results to differ materially from those expressed or implied. This Annual Report on Form 10-K, the accompanying financial statements, the documents incorporated by reference and other statements we make from time to time may contain “forward–looking statements.” One can identify these forward-looking statements by their use of words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” “outlook” or similar expressions. In particular, these include statements relating to our beliefs, plans, objectives, goals, future actions, prospective products or product approvals, future performance or results of current and anticipated products, the outcome of contingencies, such as legal proceedings, and financial results. Such statements are subject to factors, risks and uncertainties that may cause actual results, events and performances to differ materially from those referred to in such statements. Factors that could cause or contribute to differences in our actual results include those discussed in Item 1 under the section entitled “Risk Factors Related to Our Business,” as well as those discussed in Item 7 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K and in any other documents incorporated by reference. The forward–looking statements are based on information available to us on the date hereof, and we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC.

Item 1.    Business

Business Overview

Insmed Incorporated is a biopharmaceutical company focused on the development and commercialization of drugs to treat metabolic diseases and endocrine disorders within niche markets that have unmet medical needs. Currently, our development and commercial activities involve drugs that modulate Insulin-like Growth Factor-1, IGF-1, activity in the human body. Our lead product, IPLEX™ (mecasermin rinfabate [rDNA origin] injection), is the only FDA approved, once-daily IGF-1 replacement therapy. IPLEX was approved in December 2005 for the treatment of growth failure in children with severe primary IGF-1 deficiency or with growth hormone gene deletion who have developed neutralizing antibodies to growth hormone (Severe Primary IGFD). As an Orphan Drug, IPLEX is entitled to seven years of marketing exclusivity for IPLEX in the treatment of Severe Primary IGFD in the United States. We are conducting and plan to pursue further clinical trials in order to expand the label for IPLEX into additional clinical indications.

We are building our own specialty sales force to launch IPLEX in the United States in the second quarter of this year. We believe we can effectively market IPLEX by targeting the top 400 pediatric endocrinologists in the United States who we estimate treat the substantial majority of the approximately 6,000 children who suffer from severe short stature due to Severe Primary IGFD. The positive therapeutic characteristics of IPLEX that we believe will make it a commercial success are:

•	IPLEX has demonstrated statistically significant increases in linear growth.

•	IPLEX is the only once-daily IGF-1 replacement therapy approved for use in the United States.

•	IPLEX may be administered either in the morning or evening.

•	IPLEX has demonstrated an acceptable safety profile.

We believe the commercial opportunities for IPLEX are significant and reach beyond our approved indication of Severe Primary IGFD. Subject to completion of additional clinical studies and regulatory approval, the initial approval of IPLEX may offer us an opportunity for label expansion into other indications, most with larger patient populations than Severe Primary IGFD. We are currently conducting Phase II clinical studies in patients with myotonic muscular dystrophy, HIV associated adipose redistribution syndrome and extreme insulin resistance. We also intend to conduct additional clinical studies in other growth disorders associated with IGF-1 deficiency.

We also intend to expand the market for IPLEX by pursuing approvals outside of the United States, including the European Union. We have been granted Orphan Drug Designation by the European Medicines Agency for the Evaluation of Medicinal Products, or the EMEA, for IPLEX in the treatment of primary growth hormone insensitivity syndrome (Laron Syndrome) or GHIS. We intend to expand this designation to include Severe Primary IGFD should this approval be granted by the EMEA. Should approval of IPLEX be granted for this indication by the EMEA, as an Orphan Drug, IPLEX will be provided up to 10 years of marketing exclusivity in the European Union. We plan to file for marketing authorization with the EMEA in the third quarter of 2006.

In addition to our IPLEX development and commercialization programs, we have an oncology program focused on two compounds, INSM-18 and rhIGFBP-3. Our longer-term development efforts are primarily focused on the potential to treat cancers by using these compounds to target growth factors and their receptors. Our small molecule compound, INSM-18, has novel effects on the activity of the IGF-1 and other receptors, such as Her2/Neu, and may lead to the inhibition of growth of various tumors. A Phase I/II clinical study of INSM-18 in refractory prostate cancer patients has been initiated at the University of California, San Francisco School of Medicine. rhIGFBP-3 is a naturally occurring anti-tumor agent normally found in the human bloodstream. Several epidemiological studies have demonstrated that cancer risk increases as levels of rhIGFBP-3 in the blood decrease. A Phase I clinical study to evaluate rhIGFBP-3 safety and tolerance in human volunteers is in progress.

Our Business Strategy

We intend to capitalize on the therapeutic opportunities presented by IPLEX by commercializing it in its approved indication in the United States and extending the use of IPLEX in other indications and other geographic markets. We also intend to develop, seek regulatory approval of and commercialize other drugs for the treatment of other metabolic diseases and endocrine disorders with unmet medical needs. This includes the development of cancer treatments based on our expertise in IGF-1 biology. Both the INSM-18 and rhIGFBP-3 development programs are based on the belief that these product candidates modulate the over expression of IGF-1 and its receptors in solid tumors. Key elements of our strategy include:

Launch IPLEX commercially in 2006 with our own specialty sales force. We are building a sales and marketing force to target approximately 400 U.S.-based pediatric endocrinologists who we estimate treat the substantial majority of the children with Severe Primary IGFD. These physicians are readily accessible because they are primarily hospital-based and located in major metropolitan areas. We have hired a management team for our sales, marketing, medical communications and managed care groups that will bring IPLEX to the market. By the end of 2006, we expect to employ 25 to 30 sales representatives. In addition, we intend to conduct continuing medical education programs, medical symposia, and regional speaker programs aimed at establishing awareness of IPLEX in the medical community.

Develop IPLEX in additional non-growth disorder indications. We intend to initiate clinical studies of IPLEX in the United States in additional indications where existing preclinical or clinical data suggest IPLEX may be an effective treatment. We have initiated studies in myotonic muscular dystrophy (estimated U.S. patient population is 40,000), HIV associated adipose redistribution syndrome (estimated U.S. patient population is 80,000) and extreme insulin resistance.

Expand the Severe Primary IGFD indication to other growth disorders related to IGF-1 deficiency. There are a number of growth disorders related to IGF-1 deficiency other than Severe Primary IGFD which represent conditions with significant unmet medical needs and significant opportunities for expansion of the market for IPLEX. We plan to investigate these other indications and further develop those that provide the best market opportunity for label expansion. We believe that successful label expansion studies in IGF-1-related short stature may expand the U.S. market for IPLEX from 6,000 children to approximately 30,000 children. We intend to initiate a Phase II study in children with Noonan Syndrome, a population with IGF-1 deficiency, in the second quarter of this year.

Establish a commercialization strategy for IPLEX outside the United States. We will either build our own European sales and marketing team or explore opportunities to partner with an established sales and marketing organization in Europe. We intend to file a Marketing Authorization Application, or MAA, with the EMEA for approval of IPLEX in the European Union for the treatment of an indication that is very similar to the indication for which we recently received approval from the FDA in the United States. We also intend to seek regulatory marketing authorization of IPLEX in additional territories, including Israel and certain Middle Eastern states and South America.

Develop Oncology Portfolio. We will continue to conduct clinical studies of INSM-18 and rhIGFBP-3 for the treatment of cancer. Based on the results of these studies, we will evaluate opportunities to initiate Phase II clinical studies in one or more of the following cancer types: breast, colorectal, lung or prostate. We will either conduct additional studies independently or enter into development or licensing agreements with companies with greater expertise in the development of cancer therapies.

Product Pipeline

Name	Indication	Status
IPLEX	Growth Failure associated with Severe Primary IGFD	FDA Approved

IPLEX	Myotonic Muscular Dystrophy	Phase II

IPLEX	HIV Associated Adipose Redistribution Syndrome (HARS)	Phase II

IPLEX	Extreme Insulin Resistance	Phase II

IPLEX	Growth Failure associated with IGF-1 Deficiency (Noonan Syndrome)	Phase II Planned

INSM-18	Refractory Prostate Cancer	Phase I/II

rhIGFBP-3	Cancer	Phase I

IPLEX

IPLEX is our proprietary drug for the delivery of recombinant insulin-like growth factor 1 (IGF-1). It is administered as a preformed complex with a recombinant form of its natural binding protein, insulin-like growth factor binding protein 3 (rhIGFBP-3). This novel compound is administered as a once-daily subcutaneous injection, which can restore and maintain IGF-1 levels to physiologically relevant levels. The binding protein, rhIGFBP-3, extends the residence time of IGF-1 in the blood, mimicking normal human physiology. In the bound state, we believe IGF-1 is inactive, and remains so until delivered to target tissues in the body where it is released and becomes biologically active.

IPLEX’s Approved Indication

Growth Failure Due to Severe Primary IGFD. Severe primary IGF-1 deficiency or Severe Primary IGFD is a condition which causes growth failure and extreme short stature due to a marked deficiency in IGF-1. This deficiency can be due to hereditary defects in the growth hormone receptor or post-receptor pathway, or due to acquired causes such as growth hormone antibodies in patients with growth hormone gene deletion. Characteristics of this condition can include:

•	normal or elevated serum growth hormone levels;

•	inability to generate normal IGF-1 levels after growth hormone provocation;

•	reduced serum IGF-1 and rhIGFBP-3 levels;

•	severe postnatal growth failure and markedly reduced adult height;

•	truncal adiposity; and

•	delayed skeletal maturation.

Physicians characterize a child’s height deficit by calculating a height standard deviation score, or height SDS, which indicates how many standard deviations a child’s height is from the average value for the normal population of the same age and sex. The American Academy of Pediatrics and the American Academy of Clinical Endocrinology define short stature as a height that is more than two standard deviations below the average. Children with Severe Primary IGFD have a height SDS that is at least three standard deviations below the average. Children with Severe Primary IGFD who are untreated will typically attain a final height of no more than approximately 5’1” (155 cm) for boys and 4’9 1/2” (146 cm) for girls. Historically, prior to the approval of an IGF-1 therapy, the only treatment for severe short stature has been human growth hormone (hGH). However, it has been long recognized that there are a significant group of children who do not adequately respond to hGH due to growth hormone insensitivity.

Approximately 380,000 children in the United States are referred each year to pediatric endocrinologists for evaluation of possible short stature. We believe approximately 6,000 of these children suffer from Severe Primary IGFD and may be treated with IPLEX.

We are preparing to commercially launch IPLEX with our own sales force in the United States in the second quarter of 2006. In addition, we are currently assessing our regulatory strategy regarding submission of a Marketing Authorization Application, with the European Medicines Evaluation Agency for IPLEX treatment of Severe Primary IGFD. We intend to file our MAA in Europe by the end of the third quarter of 2006.

Ongoing Clinical Trial

We have results from an ongoing Phase III study of 47 children with Severe Primary IGFD. Twenty-six of these 47 children completed at least 6 months of IPLEX replacement therapy and were evaluable for efficacy at 6 months, which is the generally accepted minimum length of time required to adequately measure growth response to drug therapy. A statistically significant increase in average growth rate from 3.4 cm per year prior to treatment to 7.4 cm per year during the first 6 months of IPLEX treatment was demonstrated in the lower dose group, where as the increase was from 2.2 cm per year to 8.8 cm per year in the higher dose group (p<0.0001 for both groups). A p-value of less than 0.0001 means that the probability that this result occurred by chance was less than 1 in 10,000. A probability of 5 in 100 or less, or p<0.05, is commonly considered to be statistically significant. With this six-month data, IPLEX was approved for marketing by the FDA on December 12, 2005.

Twenty-four of the subjects have received at least 12 months of treatment and qualified for inclusion in the 12 month analysis. These subjects experienced a statistically significant increase in growth rate from 3.4 to 6.4 cm/year and 2.0 to 8.3 cm/year over the 12 month treatment period in the low and high dose groups, respectively (p<0.0001 for both groups). Although three patients left the study before completion, none of the 47 patients discontinued IPLEX treatment due to adverse events considered related to drug. Some patients experienced hypoglycemia, or low blood glucose levels. Enlargement of the tonsils and headaches were also noted in some patients.

We believe that increases in growth rates resulting from IPLEX treatment were clinically meaningful, leading to catch-up growth as indicated by a significant increase in height SDS. These results are comparable to those observed in clinical studies of other approved growth indications for other growth-promoting therapies.

Other Indications for IPLEX in Development

Myotonic Muscular Dystrophy. Myotonic muscular dystrophy or MMD (also known as myotonic dystrophy, dystrophia myotonica or Steinert’s disease) is the most common type of adult muscular dystrophy and affects approximately 1 in 8,000 individuals. MMD causes progressive muscle wasting and weakness in the hands, forearms, legs, neck and face. It often involves many other systemic effects, including endocrine abnormalities, especially with respect to insulin, a regulator of blood sugar (glucose); neurological changes, including excessive sleepiness and apathy; cataracts, usually requiring surgical excision; gastrointestinal problems; and cardiac rhythm abnormalities, often requiring pacemaker insertion. In extreme cases, these patients can eventually become totally disabled, dying usually from respiratory or cardiac failure. At present, there is no treatment to reverse most of these symptoms. Previous preclinical and human studies have demonstrated that IGF-1 therapy may be an effective treatment for myotonic muscular dystrophy.

Based on information published by the Muscular Dystrophy Association, we believe that there are approximately 40,000 patients that suffer from MMD in the United States.

Ongoing Clinical Study

A Phase II clinical study program investigating IPLEX as a treatment for MMD has been initiated by the University of Rochester School of Medicine, with funding provided by the Muscular Dystrophy Association and the National Institute of Health. This Phase II program is designed to investigate the safety and tolerability of once-daily subcutaneous injections of IPLEX in patients with MMD using two sequential studies each involving 15 patients. The first study is a 24-week, dose-escalation study of IPLEX intended to identify an optimal dose for the subsequent 24-week, fixed-dose study. Both studies will evaluate a number of safety parameters in a prospective manner, as well as several key efficacy measures such as muscle mass and strength.

The University of Rochester has been designated by the National Institutes of Health (NIH) as one of several “centers of excellence” for muscular dystrophy research. As such, the University of Rochester is eligible to receive funding from the NIH and Muscular Dystrophy Association. A portion of this funding is being used to substantially fund this clinical study.

HIV Associated Adipose Redistribution Syndrome (HARS). HIV-associated adipose redistribution syndrome, or HARS, is characterized by fat maldistribution in HIV-infected patients. Patients with HARS experience abnormal, pathological accumulation of adipose tissue in the trunk, primarily in the form of visceral adipose tissue located deep within the abdomen, underneath the abdominal muscle wall. This fat accumulation may be present with or without fat depletion, lipoatrophy, and/or metabolic abnormalities. In general, HARS patients accumulate excess visceral adipose tissue in the abdomen or may develop a fat pad on the upper back commonly known as a “buffalo hump.” This condition is sometimes referred to as HIV Lipodystrophy.

Since the advent of highly active antiretroviral therapy, or HAART, there has been a marked increase in adverse metabolic effects in HIV patients on antiretroviral treatments. These adverse effects include insulin resistance, hyperglycemia, dyslipidemia and changes in body fat distribution that include syndromes of both central fat accumulation (visceral adiposity and buffalo hump) and fat loss in the limbs. Recent studies performed in subjects on HAART suggest that at least 20% of individuals develop the morphologic features of this syndrome. With the similarity of HARS to metabolic syndrome X, which has been associated with increased risk of cardiovascular disease, it is now feared that these HAART side effects may impact the long-term prognosis in patients whose life expectancies have been significantly extended due to effective viral suppression by HAART. At present, there is no approved treatment for this condition.

We believe that there are at least 80,000 patients who suffer from HARS in the United States.

Ongoing Clinical Study

A Phase II clinical study investigating IPLEX as a treatment for HARS has been initiated by the University of California, San Francisco. This Phase II open-label study is designed to evaluate the safety and efficacy of 12 weeks of IPLEX treatment in 12 subjects with HARS. To qualify for inclusion in the study, patients must be between 18-65 years of age, have confirmed HIV-1 infection and fat accumulation (visceral adiposity). The primary goal of the study is to determine the effects of IPLEX on visceral fat and glucose and lipid metabolism.

Extreme Insulin Resistance. Syndromes of extreme insulin resistance result from genetic defects in the insulin receptor or insulin signaling pathways and include Type A and Type B Syndromes, Rabson-Mendenhall Syndrome and Leprechaunism. In addition to insulin resistance and glucose intolerance or overt diabetes, these syndromes share a number of common features, including variable degrees of hyperandrogenism, hirsutism, and dysmorphic features. Individuals with extreme insulin resistance who develop frank diabetes require large doses (>200 units/day) of subcutaneous insulin, oral hypoglycemic agents and insulin sensitizers. Despite this intense regimen, glycemic control remains poor and these patients are at high risk of the complications of diabetes such as cardiovascular disease, nephropathy, retinopathy and neuropathy. Previous Phase II clinical studies completed with IPLEX in diabetic patients have shown improved glycemic control, improved insulin sensitivity as well as a reduction in daily insulin consumption. IPLEX has been granted Orphan Drug Designation in both the United States and Europe for extreme insulin resistance.

Ongoing Clinical Study

We have initiated a Phase II clinical study at the University of Cambridge to investigate the therapeutic benefit of treating Type A and Rabson-Mendenhall Syndrome extreme insulin resistance with IPLEX. This Phase II, open-label, dose-ranging study is designed to evaluate the safety and efficacy of 16 weeks of IPLEX treatment in 10 patients with Type A extreme insulin resistance or Rabson-Mendenhall Syndrome. To qualify for inclusion in the study, patients must be between 10-65 years of age and have a diagnosis of Type A extreme insulin resistance or Rabson-Mendenhall Syndrome. The primary efficacy endpoints of the trial are improvement in glycemic control, improvement in insulin sensitivity, reduction in hemoglobin A1c and improvement in body composition. We expect to present interim data at Endocrine Society’s Annual Meeting in June 2006 (ENDO 2006), and complete the trial by the end of 2006.

Noonan Syndrome. Noonan Syndrome is a congenital disorder characterized by a deficiency in IGF-1, short stature, heart defects and variable dysmorphic features. Growth failure is a consistent feature of Noonan Syndrome and the response to recombinant human growth hormone therapy has been disappointing, particularly in children with an identified gene mutation.

With an incidence of approximately one in 2,000, we estimate that there are approximately 30,000 children in the United States with Noonan Syndrome.

Planned Clinical Study

We plan to conduct a Phase II, open-label, multicenter, clinical study to evaluate the pharmacokinetics, safety and efficacy of 12 months of IPLEX treatment in 24 children with growth failure due to Noonan Syndrome. The IPLEX dose will be titrated to maintain IGF-I SDS in the upper normal range. The primary and secondary efficacy measures are annualized height velocity and height SDS, respectively.

Long-Term Development Opportunity for IPLEX

Diabetes. As an extension of studies related to extreme insulin resistance and as one of our longer-term development initiatives, we believe that IPLEX may have application in the treatment of diabetes.

Data from several Phase II studies conducted with IPLEX indicate that IPLEX has a beneficial effect in lowering glucose levels, and insulin demands. Patients with type 1 diabetes are characterized by their inability to produce insulin. In these patients, insulin deficiency leads to glucose intolerance in childhood. In type 1 diabetes, down-regulation of growth hormone receptors in the liver results in reduced circulating IGF-1 levels, which can lead to growth hormone hypersecretion. This, in turn, causes decreased insulin sensitivity and worsening of metabolic control. We believe treatment of type 1 diabetes with IPLEX may reduce growth hormone levels and improve insulin sensitivity and glycemic control, while decreasing insulin dose requirements. Type 2 diabetes is characterized by insulin resistance. In addition to low circulating levels of IGF-1, these patients have an increased number of insulin/IGF-1 hybrid receptors. Increased expression of these hybrid receptors positively correlates with a decrease in both insulin binding affinity and insulin sensitivity. We believe treatment of type 2 diabetics requiring insulin therapy with IPLEX may lead to improved glycemic control while decreasing the insulin dose requirement.

According to the ADA, approximately 73% of insulin-using type 2 diabetes patients are not adequately controlling their blood sugar levels to the ADA recommended guidelines. We believe that there are approximately one million insulin-using diabetes patients who do not adequately control their blood sugar. Since clinical studies for this indication are likely to be very large and expensive, we have no current plans to pursue a clinical development program on our own, however, we may look for a partner to assist us with this clinical development program.

Oncology Programs—INSM-18 and rhIGFBP-3

INSM-18 and rhIGFBP-3 are in early clinical development and are primarily being investigated for the treatment of cancer. Identification of the signaling pathways that regulate tumor growth has led to novel strategies for the treatment of cancer. As a result, new agents that target growth factors and their receptors are emerging as promising new alternatives to existing treatments which generally include cytotoxic agents that significantly decrease patient quality of life. To this end, we believe both INSM-18 and rhIGFBP-3, are promising potential novel treatments for a variety of cancer types. Preclinical models demonstrate that both treatments interact with the IGF system to reduce tumor growth.

INSM-18

INSM-18 is an orally available small molecule tyrosine kinase inhibitor that has demonstrated selective inhibition of IGF-1 and human epidermal growth factor receptor (Her2/Neu). It has demonstrated anti-tumor activity in preclinical studies of breast, lung, pancreatic and prostate tumors. Two single dose Phase I clinical studies have been previously completed with INSM-18. In both studies, INSM-18 was safe and well tolerated.

The American Cancer Society estimated that 232,000 new cases of prostate cancer occurred in the United States in 2005. It was also estimated by the American Cancer Society that 30,350 deaths occurred as a result of prostate cancer, making it the second leading cause of cancer death in men.

Ongoing Clinical Study

The University of California, San Francisco, has initiated a dose-escalating Phase I/II clinical study designed to define the maximum tolerated dose of INSM-18 in patients with relapsed prostate cancer. The study will consist of a 28-day extension at each dose level to investigate the effect of INSM-18 on prostate-specific antigen levels.

rhIGFBP-3

Although IGF-1 is critical for normal growth and metabolism, aberrant signaling through this pathway is closely linked to the abnormal and unregulated growth of a variety of tumors. Blocking tumor-associated IGF signaling has been proven to prevent tumor growth in a variety of preclinical models. rhIGFBP-3 has demonstrated preclinical efficacy in numerous cancer indications, including breast, prostate, liver, ovarian, and colon cancers. Additionally, several lines of recent evidence from various cell systems have suggested that rhIGFBP-3 may play a more active, IGF-1-independent role in growth regulation of cancer cells, binding specifically with high affinity to the surface of various cell types and directly inhibiting monolayer growth of these cells in an IGF-1-independent manner. Recent independent studies have demonstrated that when IGFBP-3 is used in combination it can accentuate and even synergize the efficacy of standard cancer therapies. Paclitaxel-induced apoptosis is accentuated by rhIGFBP-3, which has been shown to sensitize cells to apoptotic signals such as irradiation and ceramides. Preclinical in vitro and in vivo studies performed by us corroborate previously published reports regarding rhIGFBP-3’s efficacy when administered alone or in combination therapy.

Ongoing Clinical Trial

We have initiated a Phase I clinical study with rhIGFBP-3. The Phase I clinical study is an open-label, dose-escalation study designed to evaluate the safety, tolerability and pharmacokinetics of a single intravenous dose of rhIGFBP-3. The primary goal of this 30-patient study is to identify the appropriate dose of rhIGFBP-3 for a planned Phase II clinical trial in breast cancer.

Research and Development

We have devoted substantially all of our resources since we began our operations to the research and development of a number of drug candidates for metabolic and endocrine diseases. Our research and development efforts are now principally focused on conducting additional clinical studies, further developing our approved drug, IPLEX, and expanding the label for IPLEX into other indications. We conduct very little of our own preclinical laboratory research. We are currently conducting a worldwide Phase III clinical study with our lead drug, IPLEX, and we are also conducting clinical studies with our anti-cancer drug candidates, INSM-18 and rhIGFBP-3 and plan on conducting additional clinical studies with these drugs in the future.

Research and development expenses primarily include expenses incurred in preparing and obtaining the approval from regulatory bodies, certain expenses involving the development of manufacturing processes and clinical studies (including necessary quantities of drugs being studied). Our research and development expenses were approximately $23.3 million in 2004 and $21.8 million for the year ended December 31, 2005. The amount spent on research and development relative to the overall budget is expected to decrease now that we are dedicating a greater proportion of our resources to the commercialization of IPLEX.

Manufacturing

We currently manufacture our own supply of bulk IPLEX and rhIGFBP-3 at our FDA approved facility in Boulder, Colorado. The manufacturing process requires compliance with current good manufacturing practices, or cGMP, and other similar regulations. IPLEX is a complex of two proteins, rhIGF-1 and its binding protein rhIGFBP-3, and is manufactured using recombinant DNA technology. The manufacturing process is complicated and involves expression of the two proteins by bacterial fermentation followed by purification and combination of the two proteins. During the manufacturing process, rhIGF-1 and rhIGFBP-3 are produced separately and then combined to make IPLEX. The rhIGFBP-3 can either be utilized to make IPLEX or kept separate as its own distinct product. We currently outsource to third party contract manufacturers some of the analytical testing and the final fill, finish and labeling of IPLEX.

As part of ongoing regulatory compliance, it is likely that the FDA will inspect our manufacturing facilities and our contract manufacturers’ facilities from time to time to ensure compliance with cGMP. If these facilities are not in compliance with cGMP, the FDA will likely require us to halt manufacturing until we bring the facilities into compliance. This could take a substantial period of time and could adversely affect the development and timing of our clinical studies and/or commercial sales of IPLEX. If for any other reason we are unable manufacture sufficient quantities of our drug candidates and their components which meet our planned time and cost parameters, the commercialization of IPLEX and the development and timing of our clinical studies for additional indications may be adversely affected.

We expect to expend significant resources for the expansion and modification of our manufacturing facility over the next three years in an effort to increase our production capacity and the efficiency of our operations. We believe this facility will meet our commercial and clinical needs for at least the next three years.

Marketing and Sales

Our sales and marketing efforts will initially target the sale of IPLEX to patients being treated by the approximately 400 U.S.-based pediatric endocrinologists who we estimate treat the substantial majority of children with Severe Primary IGFD. Because these pediatric endocrinologists are primarily hospital-based and concentrated in major metropolitan areas, we believe that a focused marketing organization and specialized sales force can effectively serve them. In addition, we intend to conduct continuing medical education programs, medical symposia, and regional speaker programs aimed at establishing awareness of IPLEX in the physician community. We also intend to conduct post-marketing studies and establish a patient registry to provide further data on the safety and efficacy of IPLEX.

The marketing and selling of IPLEX will be accomplished with an initial group of approximately 25-30 sales professionals with supporting staff in marketing, medical communications and managed care. In total, we expect the commercial operations group will grow to 40-45 people by the end of 2006. Future expansion will largely be driven by the availability of new clinical data and FDA action on future marketing label expansion applications for IPLEX and our other leading drug candidates.

It is our belief that we can serve the top prescribing pediatric endocrinologists with a focused sales and marketing effort. We plan to launch IPLEX in the second quarter of this year and begin generating prescriptions for treating Severe Primary IGFD at that time. We will distribute IPLEX through an established specialty distributor. Like other high value protein therapeutics, revenues for IPLEX will be recorded with the initiation of each individual prescription. We believe this should allow the company to establish a long-term revenue stream as each patient is expected to remain on IPLEX for an average of 6-10 years. We are currently determining the pricing of IPLEX but anticipate pricing IPLEX within the range of the other currently marketed growth promoting agents.

We are exploring several opportunities for sales and marketing in Europe, including the establishment of our own sales and marketing organization, acquisition of an existing sales and marketing organization and partnering with an established sales and marketing organization.

Our goal is to retain marketing, sales and distribution rights to our drug candidates for certain niche markets and find commercial partners to develop and market our drugs in markets outside of our current focus.

Patents and Proprietary Rights

Insmed Patent Portfolio

Proprietary protection is important to our business, and our policy is to protect our technology by filing patent applications for technology that we consider important. We intend to file additional patent applications, when appropriate, relating to improvements in our technology and other specific drugs that we develop. As with any pending patent application, there can be no assurance that any of these applications will issue in the United States or a foreign country. There also can be no assurance that a subsequent U.S. or foreign patent will later be held valid and enforceable.

We hold 28 United States patents relating to the composition, production, antibodies and methods of use for IPLEX and rhIGFBP-3, including:

•	Two issued patents for rhIGFBP-3 composition-of-matter;

•	15 therapeutic use patents for IPLEX, IGF-1, rhIGFBP-3 or rhIGFBP-3 fragments for the treatment of various disease conditions; and

•	11 patents regarding novel expression, production or analysis methods, some of which may be used for the manufacture of IPLEX and pharmaceutical compositions of IPLEX.

As part of the ongoing development of IPLEX, INSM-18 and rhIGFBP-3, we have filed or intend to file patent applications related to new production methods, improved formulations, new medical uses and new dosing regimens in the United States and in many of the major international pharmaceutical markets. The various issued patents related to IPLEX and rhIGFBP-3 compositions, methods of production and methods of treatment expire at various times during the years 2010 through 2019.

In addition, foreign counterparts to the above-referenced U.S. patents have issued or are pending issue in the major pharmaceutical markets, such as Europe, Canada and Japan.

With respect to Europe, we recently decided to withdraw one of our patents, EP 451,194, or the ‘194 patent, which is directed to compositions and methods of using IGFBP-3. This patent expires in 2009. We do not believe that a competitor is developing IGFBP-3 or will engage in activities encompassed by this patent prior to 2009. As such, the costs of maintaining this patent outweigh its estimated value. Therefore, we have withdrawn its approval of the text of the ‘194 patent. As a result of this action, we expect the European Patent Office will soon revoke the ‘194 patent.

As part of our business strategy, we plan to license intellectual property which we feel may be important to the development and commercialization of our products. In April 2005, we were granted a non-exclusive license to certain proprietary manufacturing technology from Avecia Limited. In January 2004, we were granted a non-exclusive license to patent rights pertaining to the use of IGF-1 therapy for the treatment of extreme or severe insulin resistant diabetes from Fujisawa Pharmaceutical Co., Ltd. In November 1998, we were granted a non-exclusive license to certain proprietary manufacturing technology from Brookhaven Science Associates, LLC.

Reflecting our commitment to safeguarding proprietary information, we require our employees and consultants to sign confidentiality agreements. These agreements prohibit unauthorized disclosure of our proprietary information. Despite our efforts to protect our proprietary information, unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult and the steps we have taken might not prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States.

We note that there has been increasing litigation in the biopharmaceutical industry with respect to the manufacture and sale of new therapeutic compounds. The validity and breadth of claims in biotechnology patents may involve complex factual and legal issues, for which no consistent policy exists. In particular, the patent protection available for protein-based drugs, such as IPLEX and rhIGFBP-3, is highly uncertain and involves issues relating to the scope of protection of claims to gene sequences and the production of their corresponding proteins.

Our patent positions are highly uncertain, and any future patents we receive for our potential products will be subject to this uncertainty, which may adversely affect our business, financial condition and results of operations. We intend to actively pursue patent protection for products resulting from our research and development activities that have significant potential commercial value. Nevertheless, it is possible that, in the patent application process, certain claims may be rejected or achieve such limited allowance that the value of the patents would be diminished. Further, there can be no assurance that any patents obtained will afford us adequate protection. In addition, any patents we procure may require cooperation with companies holding related patents. We may have difficulty forming a successful relationship with these other companies.

In some cases, litigation or other proceedings may be necessary to enforce our patents or protect our know-how or other intellectual property rights. Any additional potential litigation is likely to result in a substantial cost to us and a diversion of our resources. We cannot be sure that any of our patents will ultimately be held valid. An adverse outcome in any litigation or proceeding could subject us to significant liability.

Third-Party Patents

Third parties, including Genentech, Inc. hold United States and/or foreign patents possibly directed to the composition, production and/or use of rhIGF-1, rhIGFBP-3, rhIGF-1/rhIGFBP-3 (IPLEX) and/or recombinant proteins. In addition, Novartis AG and Chiron Corporation have rights to United States and foreign patents relating to the use of IGF-1 for the treatment of type 1 diabetes, and Novartis owns United States and foreign patents relating to the treatment of osteoporosis with IGF-1. Furthermore, Genentech owns U.S. and foreign patents directed to using IGF-1 to increase the growth rate of certain patients with non-growth hormone-deficient short stature and patients having partial growth hormone insensitivity syndrome.

We can provide no assurance that one of these third parties will not assert an infringement action against us. Likewise, we cannot predict with certainty the outcome of such a proceeding. In the event of a successful claim against us for infringement or misappropriation of a third party’s proprietary rights, we may be required to:

•	pay damages, including up to treble damages and the other party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, marketing and sale of products that infringe the proprietary rights of others;

•	expend significant resources to redesign our product so that it does not infringe the proprietary rights of others, or to develop or acquire non-infringing proprietary rights, which may not be possible and would require additional clinical trials and regulatory approvals;

•	redesign our product to avoid infringing on third party proprietary rights, which may result in significant regulatory delays associated with conducting additional clinical trials or other steps to obtain regulatory approval; and

•	obtain one or more licenses from third parties for the infringed proprietary rights, which may not be available to us on acceptable terms or at all.

Furthermore, litigation with any third party, even if the allegations are without merit, would likely be expensive and time-consuming and divert management’s attention.

Any conclusions regarding non-infringement and invalidity are based in part on a review of publicly available databases and other information. There may be information not available to or otherwise not reviewed by us that might change our conclusions. Moreover, the scope and validity of patent claims are determined based on many facts and circumstances, and in a litigation a court may reach a different conclusion on any given patent claim than the conclusions that we have reached.

We are currently defending infringement claims brought against us. On December 20, 2004, Tercica and Genentech filed a complaint against Avecia Limited and us in the United Kingdom at the High Court of Justice, Chancery Division, Patents Court alleging infringement of EP patent No. 571,417, or the ‘417 patent. The ‘417 patent has claims directed to particular uses of a combination of IGFBP-3 and IGF-1. In the complaint, Tercica asked the court for an injunction to restrain allegedly infringing activity, for a declaration that the ‘417 patent is valid and infringed, for an order requiring the delivery or destruction of allegedly infringing articles and materials and for an inquiry into possible economic damages. In May 2005, we filed for summary judgment to dismiss the complaint. Our motion for summary judgment was denied and a trial date in this litigation has not been set.

In addition, on December 23, 2004, Genentech and Tercica sued us for infringement of U.S. Patent Nos. 5,187,151 and 6,331,414 in the United States District Court for the Northern District of California. These patents are directed to certain methods of using IGF-1/IGFBP-3 and methods of producing human IGF-1, respectively. On February 16, 2005, Tercica filed an amended complaint, adding an infringement allegation against us with respect to U.S. Patent No. 5,528,287, or the ‘287 patent. The claims of the ‘287 patent are directed to DNA encoding BP53 (i.e. IGFBP-3) and recombinant constructs, transformed host cells and methods for using same. Genentech and Tercica claim that the production or use of IPLEX, a complex of rhIGF-1/rhIGFBP-3, will infringe these patents. We moved to dismiss the amended complaint for lack of jurisdiction and on other grounds. At a hearing on the motion on April 15, 2005, the court granted our motion and dismissed the case with leave for plaintiffs to refile the complaint. A second amended complaint was filed on April 22, 2005 by Genentech and Tercica against us. Among other things, this amended complaint added Celtrix Pharmaceuticals, our wholly-owned subsidiary, as a defendant. We moved to dismiss the portion of the second amended complaint that relates to the ‘287 patent. On June 29, 2005, the Court denied our motion to dismiss. On July 14, 2005, we filed its answer and counterclaims. In the answer and counterclaims, we denied infringement and sought a declaratory judgment that the asserted patents are not infringed, are invalid, and/or are unenforceable. The reply to the counterclaims by Genentech and Tercica was filed on August 5, 2005. On October 17, 2005, Tercica and Genentech filed a third amended complaint adding Insmed Therapeutic Proteins, our wholly-owned subsidiary, as a defendant. The answer and counterclaims in response to the third amended complaint were filed by us on October 27, 2005. Briefing on patent claim construction issues and summary judgment motions is set to be completed by May 5, 2006, with a claim construction hearing scheduled for May 19, 2006. Discovery is ongoing and a trial date is scheduled for November 2006.

On May 27, 2005, Genentech and Tercica filed a motion for preliminary injunction seeking an order barring us, until trial, from making, using or selling the drug called “SomatoKine,” (now known as IPLEX) with respect to its allegations of infringement of U.S. Patent Nos. 6,331,414 and 5,187,151, and requesting that we be required to share any Orphan Drug Exclusivity it obtains with Tercica. We filed an opposition to the motion for a Preliminary Injunction on June 10, 2005. On June 16, 2005, Genentech and Tercica withdrew their motion for a preliminary injunction, but reserved the right to refile the motion for a preliminary injunction.

We cannot predict with certainty the outcome of proceedings involving Tercica and Genentech. The claim construction ruling and summary judgment rulings to be issued by the court could have an adverse impact on our position in this proceeding, including by narrowing or limiting our defenses. An adverse ruling after trial on any of the claims alleged would have a material adverse effect on our business, financial condition and results of operations.

We have entered into license agreements, and may enter into future license agreements, with various licensees to develop and market our drugs, and we can give no assurances that third parties will not claim that we and/or our licensees, by practicing our technology, are infringing on their proprietary rights. If other companies successfully bring legal actions against us or our licensees claiming patent or other intellectual property infringements, in addition to any potential liability for damages, a court could require us and/or our licensees to obtain a license in order to continue to use the affected processes or to manufacture or use the affected drugs, or alternatively, require us and/or our licensees to cease using such drugs or processes. Such a result may have an adverse effect on our business, financial condition and results of operations. Any such claim, with or without merit, could result in costly litigation or might require us and/or our licensees to enter into royalty or licensing agreements, all of which could delay or otherwise adversely impact the development of our potential drugs candidates for commercial use. If a court requires us to obtain licenses, there can be no assurance that we and/or our licensees will be able to obtain them on commercially favorable terms, if at all. Without such licenses, we and/or our licensees may be unable to develop certain drugs. Our breach of an existing license or our failure to obtain, or our delay in obtaining, a license to any technology that we require to commercialize our drugs may materially adversely impact our business, financial condition and results of operations.

Competition

We are engaged in an industry that is intensely competitive and characterized by rapid technological progress. For our approved drug, IPLEX, and our other drug candidates, we face significant competition from biotechnology, large pharmaceutical and other companies, as well as universities and research institutions. Most of these companies and institutions have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical studies and obtaining regulatory approvals. In addition, many of these companies have greater experience and expertise than we do in manufacturing and marketing pharmaceutical products.

We cannot predict the relative competitive position of our drug candidates if they are approved for use. However, we expect that the following factors will determine our ability to compete effectively: safety and efficacy, product price, ease of administration, and marketing and sales capability.

Competition for IPLEX

Currently, we are aware of at least one other company, Tercica, that is selling a drug that competes directly with IPLEX. Tercica received approval from the FDA in August 2005 for its twice-daily IGF-1 injection drug, Increlex™, for the long-term treatment of growth failure in children with Severe Primary IGFD or with growth hormone gene deletion who have developed neutralizing antibodies to growth hormone. This indication is substantially similar to the indication for which the FDA approved IPLEX. It is likely that Tercica is planning to develop rhIGF-1 for some of the same indications that we plan to pursue with IPLEX. We are currently engaged in litigation with Tercica related to patent infringement, deceptive promotional statements and unfair business practices claims that Tercica has brought against us.

We believe that IPLEX has the following positive therapeutic attributes:

•	IPLEX has demonstrated statistically significant increases in linear growth.

•	IPLEX is the only once-daily IGF-1 replacement approved for use in the United States.

•	IPLEX may be administered either in the morning or evening.

•	IPLEX has demonstrated an acceptable safety profile.

Growth hormone may also be a competitive product for the treatment of some indications that we may pursue with IPLEX, such as HIV associated adipose redistribution syndrome. The major suppliers of commercially available growth hormone are Genentech, Eli Lilly, Novo Nordisk, Pfizer and Serono. We believe that Novo Nordisk may be conducting clinical studies for the use of its growth hormone in pediatric IGF-1 deficiency. We are also aware that Serono is seeking regulatory approval for its growth hormone, Serostim™, for the treatment of HIV associated adipose redistribution syndrome, and that Theratechnologies is conducting Phase III studies for a growth hormone releasing agonist for the treatment of HIV associated adipose redistribution syndrome.

In addition, we believe that Genentech, Merck, Novo Nordisk and Pfizer have previously conducted research and development of orally-available small molecules that cause the release of growth hormone, known as growth hormone secretagogues. We are not aware of any continued clinical development of these molecules by these companies. We believe that Rejuvenon Corporation may have licensed certain rights to Novo Nordisk’s growth hormone secretagogues, which are in preclinical development. We are also aware that Theratechnologies is developing various peptides that stimulate the release of hormones that could be used in the treatment of some of the same indications we plan to pursue with IPLEX.

Many companies are seeking to develop products and therapies for the treatment of diabetes. Our competitors include multinational pharmaceutical companies, specialized biotechnology firms, and universities and other research institutions. Our largest competitors include Amylin Pharmaceuticals, Bristol-Myers Squibb Company, Eli Lilly, GlaxoSmithKline, Merck, Novartis, Novo Nordisk and Takeda Chemical Industries. Various products are currently available to treat type 2 diabetes, such as injectable insulin, inhalable insulin, GLP-1 analogues and oral hypoglycemic drugs.

Further, several companies are developing various new approaches to improve the treatments of type 1 and type 2 diabetes. Specifically, Amylin Pharmaceuticals has conducted and is continuing to conduct clinical studies for three products, Symlin, Byetta, and a long-acting release formulation of Byetta, for the treatment of type 2 diabetes. Symlin and Byetta were recently approved for use by the FDA. Tercica has indicated that it plans to pursue the development of rhIGF-1 in the treatment of severe forms of diabetes.

Competition for Our Other Drug Candidates

Many companies are pursuing the development of products for the treatment of cancer. Our competitors include multinational pharmaceutical companies, specialized biotechnology firms, and universities and other research institutions. Although we are unaware of any companies developing rhIGFBP-3 for cancer, we are aware of companies who are developing products that are intended to target the same IGF-1 pathway targeted by INSM-18 and rhIGFBP-3. These companies include ImClone, Amgen, OSI Pharmaceuticals, Bristol-Myers Squibb and Genentech.

It is possible that there are other companies with products currently in development or that exist on the market that may compete directly with IPLEX, INSM-18 and rhIGFBP-3.

Deceptive Promotional Statements and Unfair Business Practice Litigation

On December 6, 2005, Tercica filed a complaint against us in the United States District Court for the Northern District of California alleging we made deceptive promotional statements and engaged in unfair business practices related to Tercica’s product, Increlex, allegedly in violation of the California Business and Professions Code and the Federal Lanham Act. Tercica amended the complaint on December 15, 2005. Tercica is requesting injunctive and monetary relief.

Although we deny any liability, no assurances can be given as to the outcome of this action. An unfavorable settlement or decision could affect our ability to make, use or sell our products, and would have a material adverse effect on our business, financial condition and results of operations. Any liability resulting from this action may exceed our financial resources. We have requested that the court dismiss the action on a number of bases, including that Tercica failed to state a claim under the Federal Lanham Act and the court lacks personal jurisdiction over us. We plan to seek attorneys’ fees from Tercica if the case is successfully concluded.

Government Regulation

Government authorities in the United States and other countries extensively regulate the research, development, testing, manufacture, promotion, marketing and distribution of drug products. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted.

We and our third party manufacturers may also be subject to regulations under other federal, state, and local laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act and import, export and customs regulations.

FDA Approval Process

The steps ordinarily required before a new drug may be marketed in the United States are similar to steps required in many other countries. The process required by the FDA before a new drug may be marketed in the United States generally involves the following: completion of preclinical laboratory and animal testing in compliance with FDA regulations, submission of an Investigational New Drug Application, or IND, which must become effective before human clinical studies may begin, performance of adequate and well-controlled human clinical studies to establish the safety and efficacy of the proposed drug for its intended use, and submission and approval of a New Drug Application, or NDA, by the FDA.

Preclinical tests include laboratory evaluation of product chemistry and stability, as well as animal studies to evaluate toxicity before a drug is administered to human subjects. The results of preclinical testing are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the submission of each IND before beginning clinical tests in humans. At any time during this 30-day period or at any time thereafter, the FDA may order the partial, temporary or permanent discontinuation of a clinical trial or impose other sanctions if the FDA believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. Clinical studies must be conducted in accordance with the FDA’s good clinical practices requirements. The IND process may become extremely costly and substantially delay development of our products. Moreover, positive results of preclinical tests will not necessarily indicate positive results in clinical studies.

Clinical studies to support NDA approval are typically conducted in three sequential phases, but the phases may overlap. In Phase I clinical studies, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses and to assess pharmacokinetics. In Phase II clinical studies, in addition to safety, the sponsor evaluates the efficacy of the product on targeted indications, identifies possible adverse effects and safety risks in a patient population, and assesses dose tolerance and optimal dose range. If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II studies, Phase III studies, also referred to as “pivotal studies,” are undertaken. Phase III clinical studies typically involve testing for safety and clinical efficacy in an expanded patient population at geographically-dispersed study sites.

After completion of the required clinical testing, an NDA is submitted. An NDA contains the results of the preclinical and clinical studies, together with, among other things, detailed information on the manufacture and composition of the product and proposed labeling, including payment of a user fee. The FDA may request additional information before accepting an NDA for filing, in which case the application must be resubmitted with the additional information. During its review of an NDA, the FDA may refer the application to an appropriate advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

Under the policies agreed to by the FDA under the Prescription Drug User Fee Act, or the PDUFA. Once the NDA is accepted for filing by the FDA, the FDA has 10 months in which to complete its initial review of a standard NDA and respond to the applicant, and 6 months to initially review and respond to a priority NDA. Standard NDA status or priority NDA status are based on several factors identified by the FDA including for example, whether the drug product, if approved, would be a significant improvement compared to marketed products in the treatment, diagnosis, or prevention of a disease. The review process and the PDUFA goal date may be extended by 3 months if the FDA requests, or the NDA sponsor otherwise submits, a major amendment containing additional information or clarification regarding information already provided in the submission within the last 3 months of the PDUFA goal date.

If the FDA’s evaluation of the NDA, and the FDA inspections of the clinical investigators and the facilities are favorable, the FDA may issue either an approval letter or an approvable letter. An approvable letter contains the conditions that must be met in order to secure approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. An approvable letter authorizes commercial marketing of the drug for certain approved indications. In addition, an approval letter may contain various post-marketing commitments or agreements, which are often referred to as Phase IV studies. If the FDA’s evaluation of the NDA submission, clinical investigation, or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA and issue a not approvable letter.

The manufacturers of approved products and their manufacturing facilities are subject to continual review and periodic inspections. Because we may contract with third parties for manufacturing of our products, our ability to control compliance with FDA requirements may be incomplete. In addition, after any of our drugs are on the market, identification of certain side effects or the occurrence of manufacturing problems could cause product recall, withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical studies, or labeling changes.

The FDA’s policies may change, and additional government regulations may be enacted that could prevent or delay regulatory approval of our products. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

The Hatch-Waxman Act

The Drug Price Competition and Patent Term Restoration Act of 1984 or Hatch-Waxman Act amended the Federal Food, Drug, and Cosmetic Act. Under the Hatch-Waxman Act, newly-approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides 5-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety. However, in the case of a combination drug containing a new chemical entity and a non-new chemical entity, 5-year exclusivity does not attach to the new chemical entity. The Hatch-Waxman Act prohibits the submission of an Abbreviated NDA, or ANDA, for a generic drug, or a Section 505(b)(2) NDA for another version of such drug during the 5-year exclusive period. However, the submission of an ANDA or Section 505(b)(2) NDA containing a paragraph IV certification claiming that a patent listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book for the drug is invalid or will not be infringed by the manufacture, use or sale of the new product is permitted after four years. The submission of a paragraph IV certification may trigger a 30-month stay of approval of the ANDA or Section 505(b)(2) NDA. Protection under

Hatch-Waxman will not prevent the submission or approval of another full NDA; however, the applicant would be required to conduct its own preclinical and adequate and well-controlled clinical studies to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides 3 years of marketing exclusivity for the approval of new and supplemental NDAs, for, among other things, new indications, dosage forms, or strengths of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application.

IPLEX is currently protected by 3-year exclusivity, which expires on December 12, 2008. This exclusivity runs concurrently with a 7-year period of orphan drug exclusivity, which prevents the FDA from approving another marketing application for the same drug for the same indication, except in the limited circumstances described below. In addition, the FDA’s Orange Book publication lists two patents covering IPLEX to which a generic applicant must certify.

Orphan Drug Designation and Exclusivity

Some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as Orphan Drugs. The FDA grants Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or in cases where more than 200,000 individuals are affected in the United States, for which there is no reasonable expectation that the cost of developing and making available in the United States will be recovered from sales in the United States. In the United States, Orphan Drug Designation must be requested before submitting an application for marketing approval. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has Orphan Drug Designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to Orphan Drug Exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of 7 years, except in limited circumstances. After an orphan drug is approved, the FDA can subsequently approve a competitor’s version of the same drug for the same indication if the subsequent applicant shows clinical superiority (superior efficacy, safety, or a major contribution to patient care) to the approved product with Orphan Drug Exclusivity. Also, competitors may receive approval of different drugs or biologics for the indications for which the Orphan Drug has exclusivity.

IPLEX was approved on December 12, 2005 as an Orphan Drug, and is currently protected by 7-year Orphan Drug Exclusivity for the treatment of Severe Primary IGFD. This exclusivity expires on December 12, 2012. This period of exclusivity runs concurrently with the 3-year period of exclusivity applicable to IPLEX. We have received Orphan Drug Designation for IPLEX for the treatment of extreme insulin resistance. We also intend to file for Orphan Drug Designation for other indications that meet the criteria for Orphan Drug Designation. If the FDA designates the drug and approves our marketing application, or approves marketing applications under current designations, we will be granted seven years of Orphan Drug Exclusivity for the drug for the designated indication. Obtaining FDA approval to market a product with Orphan Drug Exclusivity may not provide us with a material commercial advantage.

Under European Union medicines laws, the criteria for designation as an “orphan medicine” are similar to those in the United States. A drug is designated as an Orphan Drug if the sponsor can establish that the drug is intended for a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union or that is unlikely to be profitable, and if there is no approved satisfactory treatment or if the drug would be a significant benefit to those persons with the condition. Orphan medicines are entitled to ten years of market exclusivity, except under certain limited circumstances comparable to U.S. law. During this period of market exclusivity, no “similar” product, whether or not supported by full safety and efficacy data, will be approved unless a second applicant can establish that its product is safer, more effective or otherwise clinically superior. This period may be reduced to six years if the conditions that originally justified Orphan Drug Designation change or the sponsor makes excessive profits. We have been granted Orphan Drug Designation by the EMEA for IPLEX in the treatment of growth disturbance due to growth hormone insensitivity syndrome (Laron Syndrome). We have also obtained Orphan Drug Designation in the European Union for IPLEX for the treatment of extreme insulin resistance.

Other Regulatory Requirements

We are also subject to a number of post-approval regulatory requirements. If we seek to make certain changes to an approved product, such as promoting or labeling a product for a new indication, making certain manufacturing changes or product enhancements or adding labeling claims, we will need FDA review and approval before the change can be implemented. While physicians may use products for indications that have not been approved by the FDA, we may not label or promote the product for an indication that has not been approved. Securing FDA approval for new indications or product enhancements and, in some cases, for manufacturing and labeling claims, is generally a time-consuming and expensive process that may require us to conduct clinical studies under the FDA’s IND regulations. Even if such studies are conducted, the FDA may not approve any change in a timely fashion, or at all. In addition, adverse experiences associated with use of the products must be reported to the FDA, and FDA rules govern how we can label, advertise or otherwise commercialize our products.

There are current post-marketing safety surveillance requirements that we need to meet to continue to market an approved product. The FDA also may, in its discretion, require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal health care programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

In addition, we and our manufacturers are subject to requirements that drugs be manufactured, packaged and labeled in conformity with current good manufacturing practice, or cGMP. To comply with cGMP requirements, manufacturers must continue to spend time, money and effort to meet requirements relating to personnel, facilities, equipment, production and process, labeling and packaging, quality control, record-keeping and other requirements. The FDA periodically inspects drug manufacturing facilities to evaluate compliance with cGMP requirements.

Also, as part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. This practice is regulated by the FDA and other governmental authorities, including, in particular, requirements concerning record-keeping and control procedures.

Outside the United States, our ability to market our products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The requirements governing the conduct of clinical studies and marketing authorization vary widely from country to country. The foreign regulatory approval process includes risks similar to those associated with FDA approval as described above.

Employees

At December 31, 2005, we had 85 employees, including 17 in research and development, 23 in regulatory, clinical and quality assurance, 28 in manufacturing and 17 in finance and administration. In connection with the commercial launch of IPLEX and to create a sufficient sales and marketing capability for the commercialization of other drug and other indications, once approved, we expect to hire approximately 40 additional employees in our Sales and Marketing department by December 31, 2006. We also expect to hire approximately 40 additional employees for manufacturing operations in Boulder, Colorado.

Our continued success will depend in large measure on our ability to attract and retain highly skilled employees who are in great demand. None of our employees are represented by a labor union, and we believe that our relations with the employees are generally good.

Facilities

Our Headquarters is located in Glen Allen, Virginia where we occupy approximately 46,000 square feet of space for corporate and development activities under a lease expiring in October 2006.

Our manufacturing facility is located in Boulder, Colorado where we occupy approximately 25,000 square feet dedicated to cGMP production of commercial and clinical drug and quality control and 26,000 square feet of space in two adjacent facilities for additional laboratory and research and development operations, administrative functions, and cGMP warehouse and dispensing operations. Our lease for the Boulder facility dedicated to cGMP manufacturing expires in February 2008 but may be renewed annually for up to an additional 5 years.

Risk Factors Relating to Our Business

You should consider carefully the following risk factors, together with all of the other information included in this prospectus supplement or incorporated by reference into this prospectus supplement. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

Since we have a limited operating history, a history of operating losses and an expectation that we will generate operating losses for the foreseeable future, we may not achieve profitability for some time, if at all.

Until recently, we have been focused solely on drug development and currently have no commercial sales. We have incurred losses each year of operation and we expect to continue incurring operating losses for the foreseeable future. The process of developing our products requires significant preclinical testing and clinical studies as well as regulatory approvals for commercialization and marketing before we can begin to generate any revenue from product sales. In addition, commercialization of our drug candidates will require us to establish a sales and marketing organization and contractual relationships to enable product manufacturing, distribution and other related activities. We expect that these activities, together with our general and administrative expenses, will result in substantial operating losses for the foreseeable future. As of December 31, 2005, our accumulated deficit was $254.7 million. For the year ended December 31, 2005 our consolidated net loss was $40.9 million.

We have only one drug that has been approved for commercial sale by the FDA, IPLEX™, and we are in the earlier stages of researching and developing two other drug candidates, INSM-18 and rhIGFBP-3. Until we have had an opportunity to establish IPLEX as a commercially viable product or complete the development and commercialization of our other drug candidates, we cannot predict our future revenue with any degree of certainty.

For these and other reasons, our independent registered public accounting firm believes that there is substantial doubt that we will be able to continue as a going concern. If we do not continue as a going concern our investors will likely lose all of their investments.

Third-party claims that our products infringe on their proprietary rights may materially adversely affect our business, financial condition and results of operations.

Third parties have claimed that we are infringing or have misappropriated their proprietary rights and we can give no assurances that other third parties will not claim that we and our licensees who develop and distribute our products, are infringing their proprietary rights. It is difficult to predict with any certainty the outcome of any legal proceeding. If third parties successfully bring legal action against us or our licensees claiming patent or other intellectual property infringement, in addition to any potential liability for damages, including compensatory damages and treble damages, a court could require us and/or our licensees to cease using any infringing processes or manufacturing and selling any infringing products. Such a result would likely have a material adverse effect on our business, financial condition and results of operations. Any such claim, with or without merit, could result in costly litigation, require us to pay significant settlement amounts or require us and/or our licensees to enter into royalty or licensing agreements, all of which could delay or otherwise adversely impact the development of our potential products for commercial use. If a court determines that we may not manufacture or sell our products or use our processes without having obtained licenses, there can be no assurance that we and/or our licensees will be able to obtain them on commercially favorable terms, if at all. Without such licenses, we and/or our licensees may be unable to develop certain products. Our breach of an existing license or our failure to obtain, or our delay in obtaining, a license to any technology that we require to commercialize our products may materially adversely impact our business, financial condition and results of operations.

With respect to any infringement claim asserted by a third party, we can give no assurances that we will be successful in the litigation or that such litigation would not have a material adverse effect on our business, financial condition and results of operation. In the event of a successful claim against us for infringement or misappropriation of a third party’s proprietary rights, we may be required to:

•	pay damages, including up to treble damages, and the other party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, marketing and sale of products or use of processes that infringe the proprietary rights of others;

•	expend significant resources to redesign our products or our processes so that they do not infringe the proprietary rights of others, which may not be possible;

•	redesign our products or processes to avoid third party proprietary rights, we may suffer significant regulatory delays associated with conducting additional clinical trials or other steps to obtain regulatory approval; and

•	obtain one or more licenses arising out of a settlement of litigation or otherwise from third parties for the infringed proprietary rights, which may not be available to us on acceptable terms or at all.

In this regard, we note that on December 20, 2004, Tercica, Inc. and Genentech, Inc. filed a complaint against Avecia Limited and us in the United Kingdom at the High Court of Justice, Chancery Division, Patents Court alleging infringement of EP patent No. 571,417, or the ‘417 patent. The ‘417 patent has claims directed to particular uses of a combination of IGFBP-3 and IGF-1. In the complaint, Tercica asked the court for an injunction to restrain allegedly infringing activity, for a declaration that the ‘417 patent is valid and infringed, for an order requiring the delivery or destruction of allegedly infringing articles and materials and for an inquiry into possible economic damages. In May 2005, we filed for summary judgment to dismiss the complaint. The motion for summary judgment was denied. A trial date in this litigation has not been set.

In addition, on December 23, 2004, Genentech and Tercica sued us for infringement of U.S. Patent Nos. 5,187,151 and 6,331,414 in the United States District Court for the Northern District of California. These patents are directed to certain methods of using rhIGF-1/rhIGFBP-3 and methods of producing rhIGF-1, respectively. On February 16, 2005, Tercica filed an amended complaint, adding an infringement allegation against us with respect to U.S. Patent No. 5,528,287, or the ‘287 patent. The claims of the ‘287 patent are directed to DNA encoding BP53 (i.e. IGFBP-3) and recombinant constructs, transformed host cells and methods for using the same. Genentech and Tercica claim that the production or use of IPLEX, a complex of rhIGF-1/rhIGFBP-3, will infringe these patents. We moved to dismiss the amended complaint for lack of jurisdiction and on other grounds. At a hearing on the motion on April 15, 2005, the court granted our motion and dismissed the case with leave for plaintiffs to refile the complaint. A second amended complaint was filed on April 22, 2005 by Genentech and Tercica against us that, among other things added Celtrix Pharmaceuticals, our wholly-owned subsidiary, as a defendant. We moved to dismiss the portion of the second amended complaint that relates to the ‘287 patent. On June 29, 2005, the Court denied our motion to dismiss. On July 14, 2005, we filed our answer and counterclaims, in which we denied infringement and sought a declaratory judgment that the asserted patents are not infringed, are invalid, and/or are unenforceable. The reply to the counterclaims by Genentech and Tercica was filed on August 5, 2005. On October 17, 2005, Tercica and Genentech filed a third amended complaint adding Insmed Therapeutic Proteins, our wholly-owned subsidiary, as a defendant. The answer and counterclaims in response to the third amended complaint were filed by us on October 27, 2005. Briefing on patent claim construction issues and summary judgment motions is set to be completed by May 5, 2006, with a claim construction hearing scheduled for May 19, 2006. Discovery is ongoing and a trial date is scheduled for November 2006.

On May 27, 2005, Genentech and Tercica filed a motion for preliminary injunction seeking an order barring us, until trial, from making, using or selling the drug called “SomatoKine,” (now known as IPLEX) with respect to its allegations of infringement of U.S. Patent Nos. 6,331,414 and 5,187,151, and requesting that we be required to share any Orphan Drug Exclusivity it obtains with Tercica. We filed an opposition to the motion for a Preliminary Injunction on June 10, 2005. On June 16, 2005, Genentech and Tercica withdrew their motion for a preliminary injunction, but reserved the right to refile the motion for a preliminary injunction. We cannot predict whether Genentech and Tercica will seek a preliminary injunction at another time.

We cannot predict with certainty the outcome of proceedings involving Tercica and Genentech. The claim construction ruling and summary judgment rulings to be issued by the court, which could occur in the next few months, could have an adverse impact on our position in this proceeding, including by narrowing or limiting our defenses. An adverse ruling after trial on any of the claims alleged would have a material adverse effect on our business, financial condition and results of operations and would lead to some or all of the consequences described above, such as damages and the requirement that we cease manufacture and sale of IPLEX unless we can obtain a license or develop or acquire alternative products or processes that do not infringe the patents, which may not be available on commercially favorable terms, if at all. Further, we may have an obligation to indemnify distributors if IPLEX and other third parties. In addition, if such adverse ruling requires us to cease the manufacture and sale of IPLEX and we are unable to raise the capital that would be necessary to conduct the clinical trials necessary to obtain regulatory approval of our other product candidates, we could be forced to curtail our development programs and possibly to cease operations altogether.

These proceedings have required a substantial diversion of financial and personnel resources from operations. Further, defending any future patent infringement claims will also require that we divert financial and personnel resources from operations and may expose us to liabilities for costs or other damage awards.

We face uncertainties related to patents and proprietary technology that may materially adversely affect our business, financial condition and results of operations.

Our success will depend in part on our ability to:

•	obtain patent protection for our products;

•	prevent third parties from infringing our patents; and

•	refrain from infringing the patents of others, both domestically and internationally.

Our patent positions are highly uncertain and involve complex legal and factual questions, and any future patents we receive for our potential products will be subject to this uncertainty, which may adversely affect our business, financial condition and results of operations. We intend to actively pursue patent protection for products resulting from our research and development activities that have significant potential commercial value. Nevertheless, due to the inherent uncertainty of the patent process, it is possible that, in the patent application process, certain claims may be rejected or achieve such limited allowance that the value of the patents would be diminished. Further, there can be no assurance that any patents obtained will afford us adequate protection. In addition, any patents we procure may require cooperation with companies holding related patents. We may have difficulty forming a successful relationship with these other companies.

Third parties have claimed that we are infringing or have misappropriated their proprietary rights. We can give no assurance that other third parties will not make similar claims. Various third parties have obtained, and are attempting to obtain, patent protection relating to the production and use of our approved product and product candidates. We can give no assurances as to whether any issued patents, or patents that may later issue to third parties, would affect our contemplated commercialization of IPLEX or any other product. We can give no assurances that such patents can be avoided, invalidated or licensed.

Furthermore, litigation with any third party, even if the allegations are without merit, would likely be expensive and time-consuming and divert management’s attention.

Any conclusions we may have reached regarding non-infringement and invalidity are based in part on a review of publicly available databases and other information. There may be information not available to or otherwise not reviewed by us that might change our conclusions. Moreover, as described above, the scope and validity of patent claims are determined based on many facts and circumstances, and in a litigation a court may reach a different conclusion on any given patent claim than the conclusions that we have reached.

We note that third parties with significant financial resources, including Genentech, Inc., Novartis and Chiron Corporation hold United States and/or foreign patents possibly directed to the composition, production and/or use of rhIGF-1, rhIGFBP-3, IPLEX and/or recombinant proteins. We can provide no assurance that any one of these third parties will not assert an infringement action against us that may adversely affect our ability to make, use or sell our products.

We may have to undertake costly litigation to enforce any patents issued or licensed to us or to determine the scope and validity of another party’s proprietary rights. We can give no assurances that a court of competent jurisdiction would validate our issued or licensed patents. An adverse outcome in litigation or an interference or other proceeding in a court or patent office could result in the invalidation of our patents and could otherwise materially adversely affect our business, financial condition and results of operations.

All of our products are currently in, or have just completed, the research and development stage. If we are unable to commercialize them it will materially adversely affect our business, financial condition and results of operations.

Even if we are successful in developing and obtaining approval for our drug candidates, there are numerous circumstances that could prevent the successful commercialization of the products such as:

•	the regulatory approvals of our products are delayed or we are required to conduct further research and development of our products prior to receiving regulatory approval;

•	we are unable to build a sales and marketing group to successfully launch and sell our products;

•	we are unable to raise the additional funds needed to successfully develop and commercialize our products or acquire additional products for growth;

•	we are required to allocate available funds to litigation matters;

•	we are unable to manufacture the quantity of product needed in accordance with current good manufacturing practices to meet market demand, or at all;

•	our product is determined to be ineffective or unsafe following approval and is removed from the market or we are required to perform additional research and development to further prove the safety and effectiveness of the product before re-entry into the market;

•	competition from other products or technologies prevents or reduces market acceptance of our products;

•	we do not have and cannot obtain the intellectual property rights needed to manufacture or market our products without infringing on another company’s patents;

•	we are unsuccessful in defending against patent infringement claims being brought against us our products or technologies; or

•	we are unable to obtain reimbursement for our product or such reimbursement may be less than is necessary to produce a reasonable profit.

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

Now that the FDA has permitted us to commence commercial sales of IPLEX, we must establish capabilities to complete the commercial sale, marketing and distribution of IPLEX. These are areas in which we have no experience. To market IPLEX or any of our products directly, we must develop a marketing and sales force with technical expertise and with supporting distribution capability. We may engage a pharmaceutical company with a large distribution system and a large direct sales force to assist us in marketing IPLEX outside the United States or in marketing any of our other products. There can be no assurance that we will successfully establish sales and distribution capabilities or establish third-party sales and distribution arrangements on satisfactory terms, or at all. To the extent we enter into co-promotion, licensing, third-party sales or distribution agreements, any revenues we receive will depend on the efforts of third parties and there can be no assurance that our efforts will succeed. Failure to successfully sell, market or distribute our products once approved will materially adversely affect our business, financial condition and results of operations.

If our products fail to achieve market acceptance for any reason, such failure may materially adversely affect our business, financial condition and results of operations.

There can be no assurance that any of our approved drug and our drug candidates, if approved for marketing, will achieve market acceptance. If our drugs and drug candidates, once approved, do not receive market acceptance for any reason, it will adversely affect our business, financial condition and results of operations. The degree of market acceptance of any drugs we develop will depend on a number of factors, including:

•	the establishment and demonstration in the medical community of the clinical efficacy and safety of our drugs;

•	their potential advantage over existing and future treatment methods;

•	their price; and

•	reimbursement policies of government and third-party payers, including hospitals and insurance companies.

For example, even after we obtain regulatory approval to sell our products, physicians and healthcare payers could conclude that our products are not safe and effective and physicians could choose not to use them to treat patients. Our competitors may also develop new technologies or products which are more effective or less costly, or that seem more cost-effective than our products.

In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us. While we cannot predict the likelihood of any such legislative or regulatory proposals, if the government or an agency adopts such proposals, they could materially adversely affect our business, financial condition and results of operations.

If there are fewer children with Severe Primary IGFD than we estimate, we may not generate sufficient revenues to continue development of other products or to continue operations, or we may not be able to complete our clinical studies.

We estimate that the number of children in the United States with Severe Primary IGFD is approximately 6,000. Our estimate of the size of the patient population is based on our interpretation of published studies. If our interpretation and extrapolation of data from these published studies do not accurately reflect the number of children with Severe Primary IGFD, our assessment of the market may be incorrect and we may not achieve sufficient revenue to continue operations.

Reimbursement policies and changes in the health care system may adversely affect the sale of our current and future products or our ability to obtain an adequate level of reimbursement or acceptable prices for our current and future products.

Our ability to earn sufficient returns on IPLEX or our other products, if and when such products are approved and ready for marketing, will depend in part on the extent to which reimbursement for our products and related treatments will be available from government health administration authorities, private health coverage insurers, managed care organizations and other third-party payers. If we fail to obtain appropriate reimbursement, it could prevent us from successfully commercializing our future products.

There have been and continue to be efforts by governmental and third-party payers to contain or reduce the costs of health care through various means, including limiting coverage and the level of reimbursement. We expect that there will continue to be a number of legislative proposals to implement government controls and other reforms to limit coverage and reimbursement. The announcement of these proposals or reforms could impair our ability to raise capital. The adoption of these proposals or reforms could impair our operations and financial condition.

Additionally, third-party payers, including Medicare, are increasingly challenging the price of medical products and services and are limiting the reimbursement levels offered to consumers for these medical products and services. If purchasers or users of our future products are not able to obtain adequate reimbursement from third-party payers for the cost of using these products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products and whether adequate third-party coverage will be available.

We cannot provide any assurance that third-party payers will provide adequate reimbursement, if any, for IPLEX.

We cannot be certain that we will obtain additional regulatory approvals in the United States and Europe. The failure to obtain such approvals may materially adversely affect our business, financial condition and results of operations.

We are required to obtain various regulatory approvals prior to studying our drug products in humans and then again before we market and distribute our products. The regulatory review and approval process required to perform a clinical study in both the United States and Europe includes evaluation of preclinical studies and clinical studies, as well as the evaluation of our manufacturing process and is complex, lengthy, expensive, resource intensive and uncertain. Securing regulatory approval to market our products also requires the submission of extensive preclinical and clinical data, manufacturing information regarding the process and facility, scientific data characterizing our product and other supporting data to the regulatory authorities in order to establish its safety and effectiveness. This process is also complex, lengthy, expensive, resource intensive and uncertain. We have limited experience in filing and pursuing applications necessary to gain these regulatory approvals.

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

We are currently conducting a Phase III clinical trial of IPLEX in patients with Severe Primary IGFD and plan to include the data in a MAA submission to the EMEA. We must receive approval of these applications before we can market IPLEX in certain countries outside of the United States.

As part of our normal development we continue to increase our scale of production and refine our manufacturing process. Because of these changes we are required to perform various comparability analyses to demonstrate that the drug product used in our previous development studies and for commercialization is essentially the same as the new drug product produced. We have had several discussions with the FDA and intend to have discussions with foreign regulatory agencies regarding our Phase III clinical study and this comparability analysis. We believe we understand what is required to satisfy the EMEA. We plan to submit this data to the appropriate regulatory authorities as part of the regulatory process. If we do not properly understand what is required to satisfy regulatory authorities or if we are unable to produce comparable drug product or meet the regulatory requirements of comparability it will materially adversely affect our business, financial condition and results of operations.

Regulatory authorities have substantial discretion in the approval of our drug candidates and may either refuse to accept our applications, or may decide after review of our applications that our data is insufficient to allow approval of IPLEX. If the EMEA does not accept or approve our application, it may require that we conduct additional clinical, preclinical or manufacturing studies and submit that data before it will reconsider our application. This could materially adversely affect our business, financial condition and results of operations.

Even if the FDA or the EMEA grants approval for a drug, such approval may limit the indicated uses for which we may market the drug, and this could limit the potential market for such drug. Furthermore, if we obtain approval for any of our products, the marketing and manufacture of such products remain subject to extensive regulatory requirements. Further, any such approval would be subject to continual review, and later discovery of unknown problems could restrict the products’ future use or cause their withdrawal from the market. Failure to comply with regulatory requirements could, among other things, result in fines, suspension of regulatory approvals, operating restrictions and criminal prosecution. In addition, many countries require regulatory agency approval of pricing and may also require approval for the marketing in such countries of any drug that our collaborative partners or we develop.

If the results of our Phase III clinical trial for IPLEX do not continue to support the approval of IPLEX or if we cannot produce comparable drug product, have not correctly understood the regulatory requirements associated with comparability of drug products or for various other reasons cannot satisfy ongoing regulatory requirements, we may not receive FDA and/or EMEA approvals or such approvals may be substantially delayed or withdrawn. Any of these events might prevent us from selling IPLEX in its approved indication or from expanding the market for IPLEX, either of which would materially adversely affect our business, financial condition and results of operations.

Even if we obtain approval for our products in the United States or the European Union, we cannot be certain that we will obtain any regulatory approvals in other countries. The failure to obtain such approvals may materially adversely affect our business, financial condition and results of operations.

In order to market our products outside of the United States and European Union territories, our corporate partners and we must comply with numerous and varying regulatory requirements of other countries. The approval procedures vary among countries and can involve additional product testing and administrative review periods. The time required to obtain approval in these other territories might differ from that required to obtain FDA or EMEA approval. The regulatory approval process in these other territories includes at least all of the risks associated with obtaining FDA and EMEA approval detailed above. Approval by the FDA or the EMEA does not ensure approval by the regulatory authorities of other countries. The failure to obtain such approvals may materially adversely affect our business, financial condition and results of operations.

We are currently a defendant in a civil action in which we are accused of deceptive promotional statements and unfair business practices. An unfavorable settlement or judgment in this action could harm our business and financial condition.

On December 6, 2005, Tercica filed a complaint against us in the United States District Court for the Northern District of California alleging we made deceptive promotional statements and engaged in unfair business practices related to Tercica’s drug, Increlex, in violation of the California Business and Professions Code and the Federal Lanham Act. Tercica amended the complaint on December 15, 2005. Tercica is requesting injunctive and monetary relief.

Although we deny any liability, no assurances can be given as to the outcome of this action. An unfavorable settlement or decision could affect our ability to make, use or sell our products, and would have a material adverse effect on our business, financial condition and results of operations. Any liability resulting from this action may exceed our financial resources. The parties have not initiated discovery in this action and no trial date has been set.

An inability to compete successfully will materially adversely affect our business, financial condition and results of operations.

We engage in a business characterized by extensive research efforts, rapid developments and intense competition. We cannot assure that our products will compete successfully or that research and development by others will not render our products obsolete or uneconomical. Our failure to compete effectively would materially adversely affect our business, financial condition and results of operations. We expect that successful competition will depend, among other things, on product efficacy, safety, reliability, availability, timing and scope of regulatory approval and price. Specifically, we expect crucial factors will include the relative speed with which we can develop products, complete the clinical testing and regulatory approval processes and supply commercial quantities of the product to the market. We expect competition to increase as technological advances are made and commercial applications broaden. In each of our potential product areas, we face substantial competition from large pharmaceutical, biotechnology and other companies, as well as universities and research institutions. Relative to us, most of these entities have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical studies and obtaining regulatory approvals, as well as in manufacturing and marketing pharmaceutical products. Many of our competitors may achieve product commercialization or patent protection earlier than we will. Furthermore, we believe that our competitors have used, and may continue to use, litigation to gain a competitive advantage. Finally, our competitors may use different technologies or approaches to the development of products similar to the products we are seeking to develop.

Currently, we are aware of at least one other company, Tercica, that has received approval from the FDA for a rhIGF-1 product for an indication very similar to the indication for which IPLEX has been approved. Tercica’s product was approved for the long term treatment of growth failure in children with severe primary IGF-1 deficiency or with growth hormone gene deletion who have developed neutralizing antibodies to growth hormone. We believe this indication would include patients with Severe Primary IGFD. Because there are already patients using Tercica’s product, the market opportunity for IPLEX may be diminished if doctors who are already prescribing Tercica’s product to their patients are unwilling to switch their patients to a different drug. We believe Tercica may also be planning to develop rhIGF-1 for some of the same indications that we plan to pursue with IPLEX.

Growth hormone may also be a competitive product for the treatment of some indications that we may pursue with IPLEX such as HIV associated adipose redistribution syndrome. The major suppliers of commercially available growth hormone are Genentech, Eli Lilly, Novo Nordisk, Pfizer and Serono. We believe that Novo Nordisk may be conducting clinical studies for the use of its growth hormone in pediatric IGF-1 deficiency. We are also aware that Serono is seeking regulatory approval for their growth hormone, Serostim™, for the treatment of HIV associated adipose redistribution syndrome, and that Theratechnologies is conducting Phase III studies for a growth hormone releasing agonist for the treatment of HIV associated adipose redistribution syndrome.

In addition, we believe that Genentech, Merck, Novo Nordisk and Pfizer have previously conducted research and development of orally-available small molecules that cause the release of growth hormone, known as growth hormone secretagogues. We are not aware of any continued clinical development of these molecules by these companies. We believe that Rejuvenon Corporation may have licensed certain rights to Novo Nordisk’s growth hormone secretagogues, which are in preclinical development. We are also aware that Theratechnologies is developing various peptides that stimulate the release of hormones that could be used in the treatment of some of the same indications we plan to pursue with IPLEX.

Many companies are pursuing the development of products for the treatment of cancer. Our competitors include multinational pharmaceutical companies, specialized biotechnology firms, and universities and other research institutions. Although we are unaware of any companies developing rhIGFBP-3 for cancer, we are aware of companies that are developing products that are intended to target the same IGF-1 pathway as rhIGFBP-3. These companies include ImClone, Amgen, OSI Pharmaceuticals, Bristol-Myers Squibb and Genentech.

Biotechnology and related pharmaceutical technology have undergone and should continue to experience rapid and significant change. We expect that the technologies associated with biotechnology research and development will continue to develop rapidly. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Any compounds, products or processes that we develop may become obsolete before we recover any expenses incurred in connection with their development. Rapid technological change could make our products obsolete, which could materially adversely affect our business, financial condition and results of operations.

Our inability to compete in our industry could materially adversely affect our business, financial condition and results of operations.

Competitors could develop and gain FDA approval of products containing rhIGF-1, which could adversely affect our competitive position in all indications where we are currently developing IPLEX.

rhIGF-1 manufactured by other parties may be approved for use in other indications in the United States in the future, including myotonic muscular dystrophy, HIV associated adipose redistribution syndrome and severe insulin resistance. In the event there are other rhIGF-1 products approved by the FDA to treat indications other than those covered by IPLEX, physicians may elect to prescribe a competitor’s product containing rhIGF-1 to treat the indications for which IPLEX has received and may receive approval. This is commonly referred to as off-label use. While under FDA regulations a competitor is not allowed to promote off-label use of its product, the FDA does not regulate the practice of medicine and as a result cannot direct physicians as to what product containing rhIGF-1 to prescribe to their patients. As a result, we would have limited ability to prevent off-label use of a competitor’s product containing rhIGF-1 to treat any diseases for which we have received FDA approval even if it violates our patents and/or we have orphan drug exclusivity for the use of rhIGF-1 to treat such diseases.

If another party obtains Orphan Drug Exclusivity for a product that is essentially the same as a product we are developing in a particular indication, we may be precluded or delayed from commercializing the product in that indication. This may materially adversely affect our business, financial condition and results of operations.

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The company that obtains the first marketing approval from the FDA for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. Similar laws exist in Europe. If a competitor obtains approval of the same drug for the same indication or disease before us, we would be blocked from obtaining approval for our product for seven or more years, unless our product can be shown to be clinically superior. In addition, more than one drug may be approved by the FDA for the same orphan indication or disease as long as the drugs are different drugs. As a result, even if our product is approved and receives Orphan Drug Exclusivity, as in the case of our drug IPLEX, the FDA can still approve different drugs for use in treating the same indication or disease covered by our product, which could create a more competitive market for us. For example, the FDA approved Tercica’s drug, Increlex™, for the treatment of Severe Primary IGFD and granted Tercica’s product Orphan Drug Exclusivity. Therefore, Tercica’s product will compete with IPLEX for the treatment of Severe Primary IGFD when IPLEX is launched commercially and the value of IPLEX’s Orphan Drug Status in this indication will be limited.

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

We may not be able to manufacture quantities of IPLEX sufficient to meet market demand, or manufacturing capacity necessary to supply IPLEX, rhIGFBP-3 or INSM-18 for use in clinical studies may not be available, which may adversely affect our business, financial condition and results of operations. If we are unable to find sufficient manufacturing capacity or successfully implement our own manufacturing capabilities, it could materially adversely affect our business, financial condition and results of operations.

Failure to successfully manufacture our products could materially adversely affect our business, financial condition and results of operations. We intend to manufacture IPLEX and rhIGFBP-3 bulk drug substance and perform the majority of analytical testing at our manufacturing facility in Boulder, Colorado and utilize contract manufacturers for sterile filtering, filling, finishing, labeling and some analytical testing. We intend to manufacture INSM-18 with contract manufacturers.

In order to meet anticipated commercial and clinical demand for IPLEX and clinical demand for rhIGFBP-3, we plan to implement stepwise changes to our Boulder, Colorado manufacturing facility and manufacturing process beginning this year. We must submit to the FDA information and data pertaining to these changes and the FDA must approve these changes before we will be allowed to use IPLEX or rhIGFBP-3 that is manufactured following implementation of these changes.

There can be no assurance that we will be successful in implementing changes to our manufacturing facility or process for making IPLEX and rhIGFBP-3 or that the FDA will review and approve these changes in a timely manner or at all or that contract manufacturers will have the capacity to produce and test our products. If we are unable to implement the required changes to our manufacturing facility and process or there is a delay in the implementation and approval of these changes, we will be limited to our current manufacturing capacity and would not be able to meet the market or clinical demand which would adversely affect the development and commercialization of IPLEX and rhIGFBP-3. If our contract manufacturers are unable to meet our sterile filtering, filling, finishing, labeling and analytical testing needs, in a way that meets our time and cost parameters, our commercialization of IPLEX and the development and timing of our preclinical and clinical studies may be adversely affected.

In addition, there can be no assurance that an adverse regulatory inspection at our manufacturing facility or contract manufacturer would not impede our commercial supply capability. We have chosen to commercialize IPLEX on our own and this is time consuming, resource intensive and capital intensive. If our facilities and contract manufacturers cannot produce and test our products according to current good manufacturing practices, or cGMP, and pass a cGMP inspection, we may be unable to develop and commercialize our products. This would materially adversely affect our business, financial condition and results of operations.

The available capacity for the manufacture and testing of recombinant proteins that comprise IPLEX is limited. A shutdown or disruption at our manufacturing facility due to technical, regulatory or other problems, resulting in an interruption in supply of these materials, could delay our development activities and adversely impact our business, financial condition and results of operations.

Our manufacturing facility and contract manufacturers must undergo inspections by the FDA and/or the EMEA for compliance with cGMP regulations. In the event these facilities do not continue to receive satisfactory cGMP inspections for the manufacture and testing of our products, we may need to fund additional modifications to our manufacturing or testing processes, conduct additional validation studies, or find alternative manufacturing and testing facilities, any of which would result in significant cost to us as well as a significant delay of up to several years in obtaining additional approvals for IPLEX or continuation of the development of our products. In addition, our manufacturing facility and any contract manufacturer we may utilize will be subject to ongoing periodic inspection by the FDA, the EMEA and other foreign agencies for compliance with cGMP regulations and similar foreign standards. We have limited control over contract manufacturers’ compliance with these regulations and standards.

Product for our clinical studies is currently made at our manufacturing facility and then sent to contract manufacturers for sterile filtration, filling into vials and some analytical testing. Should our manufacturing facility or our contract manufacturers become unavailable to us for any reason, including damage from any event, including fire, flood, earthquake or terrorism, we may be unable to complete manufacture of IPLEX or validation of the manufacturing process for IPLEX. This could delay the sale and marketing of IPLEX, our clinical studies and the approval of our MAA, which would delay or otherwise adversely affect revenues. If the damage to any of these facilities is extensive or if our contract manufacturer is unwilling or unable to perform under our agreements, we will need to find alternative facilities. The number of contract manufacturers with the expertise and facilities to manufacture IPLEX bulk drug substance on a commercial scale in accordance with cGMP regulations is extremely limited and it would take a significant amount of time and resources to arrange for alternative manufacturers. If we need to change to other contract manufacturers, we would also need to transfer to these new manufacturers and validate the processes and analytical methods necessary for the production and testing of IPLEX. Any of these factors could lead to (1) the delay or suspension of our clinical studies, regulatory submissions, regulatory approvals or commercialization of IPLEX, or (2) higher costs of production, or (3) our failure to effectively commercialize IPLEX or our other drug candidates.

Furthermore, if our manufacturing facility or our contract manufacturers fail to deliver sufficient quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, and we are unable to promptly find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volume and on a timely basis, we will likely be unable to meet demand for IPLEX and we would lose potential revenues.

We need collaborative relationships to be successful. If we are unable to form these relationships it could materially adversely impact our business, financial condition and results of operations.

We currently rely and may in the future rely on a number of significant collaborative relationships for intellectual property rights, research funding, manufacturing, analytical services, preclinical development, clinical development and/or sales and marketing. For example, almost all of our clinical trial work is done in collaboration with academic institutions and we have licensed intellectual property to permit the development, manufacture and commercialization of IPLEX and our drug candidates. Reliance on collaborative relationships poses a number of risks, including the following:

•	we may not be able to effectively control whether our corporate partners will devote sufficient resources to our programs or product;

•	disputes may arise in the future with respect to the ownership of rights to technology developed with, licensed to or licensed from corporate partners;

•	disagreements with corporate partners could result in loss of intellectual property rights, delay or terminate the research, development or commercialization of product candidates or result in litigation or arbitration;

•	contracts with our corporate partners may fail to provide sufficient protection of our intellectual property;

•	we may have difficulty enforcing the contracts if one of these partners fails to perform;

•	corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue technologies or products either on their own or in collaboration with our competitors; and

•	corporate partners with marketing rights may choose to devote fewer resources to the marketing of our products than they do to products of their own development.

Given these risks, a great deal of uncertainty exists regarding the success of our current and future collaborative efforts. Failure of these efforts could delay, impair or prevent the development and commercialization of our products and adversely affect our business, financial condition and results of operations.

Our long-term viability and growth depend on the successful development and commercialization of our products. Pharmaceutical product development is an expensive, high risk, lengthy, complicated, resource intensive process.

Our long-term viability and growth depend on the successful development and commercialization of additional products which lead to revenue and profits. All of our products other than IPLEX are in the research and development stage. Our products must be successfully developed prior to commercialization. Pharmaceutical product development is an expensive, high risk, lengthy, complicated, resource intensive process. In order to succeed, among other things, we must be able to:

•	identify potential drug product candidates;

•	design and conduct appropriate laboratory, preclinical and other research;

•	submit for and receive regulatory approval to perform clinical studies;

•	design and conduct appropriate preclinical and clinical studies according to good laboratory and good clinical practices;

•	select and recruit clinical investigators;

•	select and recruit subjects for our studies;

•	collect, analyze and correctly interpret the data from our studies;

•	submit for and receive regulatory approvals for marketing; and

•	manufacture the drug product candidates according to current good manufacturing practices.

The development program with respect to any given product will take many years and thus delay our ability to generate profits. In addition, potential products that appear promising at early stages of development may fail for a number of reasons, including the possibility that the products may require significant additional testing or turn out to be:

•	unsafe;

•	not effective;

•	too difficult or expensive to develop or manufacture;

•	too difficult to administer; or

•	unstable.

In order to conduct the development programs for our potential products we must, among other things, be able to successfully:

•	raise sufficient money to pay for the development;

•	attract and retain appropriate personnel; and

•	develop relationships with other companies to perform various development activities that we are unable to perform.

If our products fail in preclinical or clinical studies or if we cannot enroll enough patients to complete our clinical studies, such failure may adversely affect our business, financial condition and results of operations.

In order to sell our products, we must receive regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through preclinical studies and clinical studies that the product is safe and effective for use in each target indication. In addition, the results from preclinical testing and early clinical studies may not be predictive of results obtained in later clinical studies. There can be no assurance that our clinical studies will demonstrate sufficient safety and effectiveness to obtain regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in late stage clinical studies even after promising results in early stage development. If our products fail in preclinical or clinical studies, it may have an adverse effect on our business, financial condition and results of operations.

We are currently conducting a Phase III clinical trial of IPLEX in patients with Severe Primary IGFD and plan to include the data from the trial in a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMEA. We must receive approval of these applications before we can market IPLEX in certain countries outside of the United States. We are also planning and conducting clinical studies with INSM-18 and rhIGFBP-3.

The completion rate of these and other clinical studies is dependent on, among other factors, the patient enrollment rate. Patient enrollment is a function of many factors, including:

•	Investigator identification and recruitment;

•	regulatory approvals to initiate study sites;

•	patient population size;

•	the nature of the protocol to be used in the trial;

•	patient proximity to clinical sites;

•	eligibility criteria for the study; and

•	competition from other companies’ clinical studies for the same patient population.

We believe our planned procedures for enrolling patients are appropriate; however, delays in patient enrollment would increase costs and delay ultimate commercialization and sales, if any, of our products. Such delays could materially adversely affect our business, financial condition and results of operations.

We may be required to conduct broad, long-term clinical studies to address concerns that the long-term use of IPLEX in broader chronic indications might increase the risk of diabetic retinopathy. This may materially adversely affect our business, financial condition and results of operations.

In previously published clinical studies of rhIGF-1, concerns were raised that long-term use of rhIGF-1 might lead to an increased incidence and/or severity of retinopathy, a disease of new blood vessel growth in the eye which results in loss of vision. Because our product contains rhIGF-1, the FDA may require us to conduct broad, long-term clinical studies to address these concerns prior to receiving FDA approval for broad chronic indications such as diabetes. These clinical studies would be expensive and could delay or prevent our commercialization of IPLEX for these broader chronic indications. Adverse results from these studies could prevent our commercialization of IPLEX for broad chronic indications or could jeopardize existing development and approvals in other indications.

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

We will require substantial future capital in order to execute our business plan. Our future capital requirements will depend on many factors, including factors associated with:

•	obtaining marketing, sales and distribution capabilities;

•	launching products;

•	other activities required for product commercialization;

•	litigation;

•	manufacturing;

•	process development;

•	research and development, including, among other items, preclinical testing and clinical studies;

•	obtaining regulatory approvals;

•	retaining employees and consultants;

•	filing and prosecuting patent applications and enforcing patent claims; and

•	establishing strategic alliances.

We may also need to spend more money than currently expected because we may change our drug development plans, acquire additional drugs or drug candidates or we may misjudge our costs. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable. There can be no assurance that our cash reserves together with any subsequent funding will satisfy our capital requirements. The failure to satisfy our capital requirements will adversely affect our business, financial condition and results of operations. Without additional funding, we do not believe that existing cash reserves, including amounts raised in our March 15, 2005 financing, will sufficiently fund our activities through the next twelve months. Our independent registered public accounting firm has indicated that there are material uncertainties which cast significant doubt upon our ability to continue as a going concern. The addition of this going concern disclosure may discourage investors from purchasing our stock.

We may seek additional funding through strategic alliances, private or public sales of our securities or licensing all or a portion of our technology. Such funding may significantly dilute existing shareholders or may limit our rights to our currently developing technology. There can be no assurance, however, that we can obtain additional funding on reasonable terms, or at all. If we cannot obtain adequate funds, we may need to significantly curtail our product development programs and/or relinquish rights to our technologies or drug candidates. This may adversely affect our business, financial condition and results of operations.

We are dependent upon retaining and attracting key personnel and others, the loss of which could materially adversely affect our business, financial condition and results of operations.

We depend highly on the principal members of our scientific and management staff, the loss of whose services might significantly delay or prevent the achievement of research, development or business objectives and would materially adversely affect our business, financial condition and results of operations. Our success depends, in large part, on our ability to attract and retain qualified management, scientific and medical personnel, and on our ability to develop and maintain important relationships with commercial partners, leading research institutions and key distributors. A number of factors affect our ability to attract qualified personnel, including our size, our location, our status as a public company and our uncertain prospects. We face intense competition for such personnel and relationships. We cannot assure that we will attract and retain appropriate persons or maintain such relationships.

We expect that our potential expansion into areas and activities requiring additional expertise, such as further clinical studies, governmental approvals, manufacturing, sales, marketing and distribution will place additional requirements on our management, operational and financial resources. We expect that these demands will require an increase in management and scientific personnel and the development of additional expertise by existing management personnel. The failure to attract and retain such personnel or to develop such expertise could materially adversely affect our business, financial condition and results of operations.

Our research, development and manufacturing activities involve the use of hazardous materials, which could expose us to damages that could materially adversely affect our business, financial condition and results of operations.

Our research, development and manufacturing activities involve the controlled use of hazardous materials, including hazardous chemicals and radioactive materials. We believe that our procedures for handling hazardous materials comply with federal and state regulations; however, there can be no assurance that accidental injury or contamination from these materials will not occur. We currently maintain a general liability insurance policy that has a $1.0 million per claim limit and also caps aggregate claims at $2.0 million. In addition, we have an umbrella insurance policy that covers up to $2.0 million of liability in excess of the general liability policy’s $2.0 million limit. In the event of an accident, we could be held liable for damages, which would likely exceed our insurance coverage and other available financial resources. This liability would limit our ability to commercialize IPLEX and develop other products which would materially adversely affect our business, financial condition and results of operations.

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

The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. We currently have only limited product liability insurance for clinical studies and no commercial product liability insurance. We do not know if we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive and may not be available on acceptable terms. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts. This could have a material adverse effect on our business, financial condition and results of operations.

It is illegal for us to promote IPLEX for uses other than those approved by the regulatory authorities. Such off-label promotion, as it is known, may result in regulatory actions against us even if such activities by us are inadvertent.

Physicians may prescribe drugs for uses that are not described in the product’s labeling and that differ from those approved by the FDA. Such off-label uses are common across medical specialties. Although the FDA does not regulate the practice of medicine, the FDA does restrict our communications with respect to off-label use. We cannot promote FDA-approved drugs for off-label uses. A company may engage in truthful, non-misleading, and non-promotional speech concerning its products. For example, while we may inform physicians that we are conducting a clinical trial to evaluate the safety and effectiveness of IPLEX in unapproved uses and encourage those physicians to refer eligible patients to enroll in the clinical trial, we cannot promote the product for unapproved uses. We may also educate physicians about a particular disease state and how that disease is properly diagnosed so that patients who qualify for the clinical trial might be identified, and survey physicians who are lawfully prescribing our products or competitors’ products for off-label uses to monitor patients’ experiences. We may also, pursuant to FDA policies, respond to unsolicited requests from health care professionals and engage in appropriate scientific exchange of information about unapproved uses. As we have no sales and marketing experience, we have not engaged in these lawful activities with respect to IPLEX in the past. These rules are complex and our sales and marketing employees may not understand the regulations against off-label promotion. We do not yet have policies and procedures in place to regulate the lawful promotion of our marketed products within their labeled indications. While our employees will be trained to follow specific policies and procedures designed to instruct the lawful promotion of our products and must certify that they will abide by them, we cannot guarantee that our employees will follow these policies and procedures. The FDA actively enforces regulations prohibiting promotion of off-label uses and the promotion of products for unapproved uses. The FDA’s regulations and policies are subject to varying interpretations, which are evolving. We cannot guarantee that we will change our policies as the FDA’s regulations and policies change. Failure to comply with these regulations and policies can result in regulatory enforcement action by the FDA and other governmental bodies, which would have an adverse effect on our revenues, business and financial prospects.

Conversion of our outstanding notes and exercise of warrants and options issued by us will significantly dilute the ownership interest of existing shareholders.

As of February 28, 2006, the convertible notes issued by us on March 15, 2005 and the warrants issued by us in March 2005, November 2004 and July 2003 were convertible into and exercisable for up to approximately 13.2 million shares of our common stock, representing approximately 17% of our then outstanding common stock.

As of February 28, 2006, our outstanding options to our employees, officers, directors and consultants were exercisable for up to 6.1 million shares of our common stock, representing approximately an additional 8% of our then outstanding common stock.

The conversion or exercise of some or all of our convertible notes, warrants and options will significantly dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

The market price of our stock has been and may continue to be highly volatile, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our common stock is listed on The Nasdaq National Market under the ticker symbol “INSM.” The market price of our stock has been and may continue to be highly volatile, and announcements by us or by third parties may have a significant impact on our stock price. These announcements may relate to:

•	our listing status on The Nasdaq National Market;

•	results of our clinical studies and preclinical studies, or those of our corporate partners or our competitors;

•	our operating results;

•	developments relating to patent or other litigation in which we are involved;

•	developments in our relationships with corporate partners;

•	developments affecting our corporate partners;

•	negative regulatory action or regulatory approval with respect to our announcement or our competitors’ announcements of new products,

•	government regulation, reimbursement changes and governmental investigation or audits related to us or to our products,

•	developments related to our patents or other proprietary rights or those of our competitors;

•	changes in the position of securities analysts with respect to our stock; and/or

•	operating results below the expectations of public market analysts and investors.

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

Future sales by existing shareholders may lower the price of our common stock, which could result in losses to our shareholders. Future sales of substantial amounts of common stock in the public market, or the possibility of such sales occurring, could adversely affect prevailing market prices for our common stock or our future ability to raise capital through an offering of equity securities. Substantially all of our common stock is freely tradable in the public market without restriction under the Securities Act, unless these shares are held by “affiliates” of our company, as that term is defined in Rule 144 under the Securities Act.

We have never paid dividends on our common stock. We currently intend to retain our future earnings, if any, to fund the development and growth of our businesses and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Certain provisions of Virginia law, our articles of incorporation and our amended and restated bylaws, and our Rights Plan make a hostile takeover by a third party difficult.

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

In addition, in May 2001, our board of directors approved the adoption of a Rights Plan under which shareholders received rights to purchase new shares of preferred stock if a person or group acquires 15% or more of our common stock. These provisions are intended to discourage acquisitions of 15% or more of our common stock without negotiations with the board. The rights trade with our common stock, unless and until they are separated upon the occurrence of certain future events. Our board of directors may redeem the rights at a price of $0.01 per right prior to the time a person acquires 15% or more of our common stock.

Our common stock may be thinly traded from time to time, which means large transactions in our common stock may be difficult to conduct in a short time frame.

On occasion, we have a low volume of daily trades in our common stock on The Nasdaq National Market. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

Our long term growth strategy may include acquiring complementary businesses or technologies that may not be available or, if available and purchased or licensed, might not improve our business, financial condition or results of operations.

As part of our business strategy, we eventually expect to pursue acquisitions and in-license new products and technologies. Nonetheless, we cannot assure you that we will identify suitable acquisitions or products or that we can make such acquisitions or enter into such license agreements on acceptable terms. If we acquire businesses, those businesses may require substantial capital, and we cannot provide assurance that such capital will be available in sufficient amounts or that financing will be available in amounts and on terms that we deem acceptable. Furthermore, the integration of acquired businesses may result in unforeseen difficulties that require a disproportionate amount of management’s attention and our other resources. Finally, we cannot provide assurance that we will achieve productive synergies and efficiencies from these acquisitions.

Item 2.	Properties

Our Headquarters is located in Glen Allen, Virginia where we occupy approximately 46,000 square feet of space for corporate and development activities under a lease expiring in October 2006. Our annual cash cost for the Virginia space including utilities and services in 2005 was approximately $1.3 million under an operating lease that contains annual escalations of 1.75% and expires in October 2006.

Our manufacturing facility is located in Boulder, Colorado where we occupy approximately 25,000 square feet dedicated to cGMP production of commercial and clinical drug and quality control and 26,000 square feet of space in two adjacent facilities for additional laboratory and research and development operations, administrative functions, and cGMP warehouse and dispensing operations. Our annual cash cost for the Colorado manufacturing facility including utilities and services in 2005 was approximately $0.9 million under an operating lease that contains an annual escalation of 3% and expires in February 2008.

We believe that our existing facilities are adequate for our current needs and that suitable additional or alternate space will be available on commercially reasonable terms when our lease expires or when we need additional space.

Item 3.	Legal Proceedings

Infringement Claims

We are currently defending infringement claims brought against us. On December 20, 2004, Tercica and Genentech filed a complaint against Avecia Limited and us in the United Kingdom at the High Court of Justice, Chancery Division, Patents Court alleging infringement of EP patent No. 571,417, or the ‘417 patent. The ‘417 patent has claims directed to particular uses of a combination of IGFBP-3 and IGF-1. In the complaint, Tercica asked the court for an injunction to restrain allegedly infringing activity, for a declaration that the ‘417 patent is valid and infringed, for an order requiring the delivery or destruction of allegedly infringing articles and materials and for an inquiry into possible economic damages. In May 2005, we filed for summary judgment to dismiss the complaint. Our motion for summary judgment was denied and a trial date in this litigation has not been set.

In addition, on December 23, 2004, Genentech and Tercica sued us for infringement of U.S. Patent Nos., 5,187,151 and 6,331,414 in the United States District Court for the Northern District of California. These patents are directed to certain methods of using rhIGF-1/rhIGFBP-3 and methods of producing rhIGF-1, respectively. On February 16, 2005, Tercica filed an amended complaint, adding an infringement allegation against us with respect to U.S. Patent No. 5,528,287, or the ‘287 patent. The claims of the ‘287 patent are directed to DNA encoding BP53 (i.e. IGFBP-3) and recombinant constructs, transformed host cells and methods for using the same. Genentech and Tercica claim that the production or use of IPLEX, a complex of rhIGF-1/rhIGFBP-3, will infringe these patents. We moved to dismiss the amended complaint for lack of jurisdiction and on other grounds. At a hearing on the motion on April 15, 2005, the court granted our motion and dismissed the case with leave for plaintiffs to refile the complaint. A second amended complaint was filed on April 22, 2005 by Genentech and Tercica against us that, among other things added Celtrix Pharmaceuticals, our wholly-owned subsidiary, as a defendant. We moved to dismiss the portion of the second amended complaint that relates to the ‘287 patent. On June 29, 2005, the Court denied our motion to dismiss. On July 14, 2005, we filed our answer and counterclaims, in which we denied infringement and sought a declaratory judgment that the asserted patents are not infringed, are invalid, and/or are unenforceable. The reply to the counterclaims by Genentech and Tercica was filed on August 5, 2005. On October 17, 2005, Tercica and Genentech filed a third amended complaint adding Insmed Therapeutic Proteins, our wholly-owned subsidiary, as a defendant. The answer and counterclaims in response to the third amended complaint were filed by us on October 27, 2005. Briefing on patent claim construction issues and summary judgment motions is set to be completed by May 5, 2006, with a claim construction hearing scheduled for May 19, 2006. Discovery is ongoing and a trial date is scheduled for November 2006.

On May 27, 2005, Genentech and Tercica filed a motion for preliminary injunction seeking an order barring us, until trial, from making, using or selling IPLEX with respect to its allegations of infringement of U.S. Patent Nos. 6,331,414 and 5,187,151, and requesting that we be required to share any Orphan Drug Exclusivity it obtains with Tercica. We filed an opposition to the motion for a Preliminary Injunction on June 10, 2005. On June 16, 2005, Genentech and Tercica withdrew their motion for a preliminary injunction, but reserved the right to refile the motion for a preliminary injunction. We cannot predict whether Genentech and Tercica will seek a preliminary injunction at another time.

Deceptive Promotional Statements and Unfair Business Practices Claims

On December 6, 2005, Tercica filed a complaint against us in the United States District Court for the Northern District of California alleging we made deceptive promotional statements and engaged in unfair business practices related to Tercica’s product, Increlex, allegedly in violation of the California Business and Professions Code and the Federal Lanham Act. Tercica amended the complaint on December 15, 2005. Tercica is requesting injunctive and monetary relief.

Although we deny any liability, no assurances can be given as to the outcome of this action. An unfavorable settlement or decision could affect our ability to make, use or sell our products, and would have a material adverse effect on our business, financial condition and results of operations. Any liability resulting from this action may exceed our financial resources. We have requested that the court dismiss the action on a number of bases, including that Tercica failed to state a claim under the Federal Lanham Act and the court lacks personal jurisdiction over us. We plan to seek attorneys’ fees from Tercica if the case is successfully concluded.

We cannot predict with certainty the outcome of these proceedings. We note however, that an adverse ruling could materially and adversely impact our ability to make, use or sell our products.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our shareholders during the quarter ended December 31, 2005.

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

	Insmed Common Stock
Fiscal Year 2005	High	Low
Fourth Quarter	$2.04	$1.10
Third Quarter	1.64	0.86
Second Quarter	1.45	0.79
First Quarter	2.30	0.80

Fiscal Year 2004	High	Low
Fourth Quarter	$2.48	$1.24
Third Quarter	2.33	1.00
Second Quarter	3.40	1.98
First Quarter	4.28	2.87

On February 28, 2006, the last reported sale price for our common stock on the Nasdaq National Market was $2.47 per share. As of February 28, 2006, there were 585 holders of record of our common stock.

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

In the table below, we provide you with selected historical financial data. We have prepared this information using the consolidated financial statements of Insmed for the five years ended December 31, 2005. The financial statements for each of the five fiscal years ended December 31, 2005 have been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on the consolidated financial statements for the year ended December 31, 2005, which appears elsewhere herein, includes an explanatory paragraph which describes an uncertainty about Insmed’s ability to continue as a going concern.

When you read this selected historical financial data, it is important that you also read the historical financial statements and related notes in our annual and quarterly reports filed with the SEC, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 31 to 35.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Historical Statement of Operations Data:
Revenues	$296	$1,955	$150	$137	$131
Operating expenses:
Research and development	35,506	18,077	7,140	23,320	21,835
General and administrative	4,881	2,984	3,477	4,242	5,730
Operational restructuring charge	—	2,533	—	—	—
Goodwill write-off	—	15,385	—	—	—
Stock compensation	95	—	119		—

Total operating expenses	40,482	38,979	10,736	27,562	27,565

Operating loss	(40,186)	(37,024)	(10,586)	(27,425)	(27,434)
Interest income	3,017	607	288	222	752
Interest expense	—	—	—	—	(14,247)

Loss before income taxes	(37,169)	(36,417)	(10,298)	(27,203)	(40,929)
Income tax expense	—	—	—	—	—

Net loss	(37,169)	(36,417)	(10,298)	(27,203)	(40,929)
Basic and diluted net loss per share	(1.13)	(1.10)	(0.29)	(0.69)	(0.84)
Weighted average shares	32,871	33,066	35,600	39,160	48,742

Historical Balance Sheet Data:
Cash, cash equivalents and marketable securities	$51,250	$27,337	$29,526	$9,222	$18,835
Total assets	71,606	28,308	29,812	13,011	22,870
Long-term debt, net	—	—	—	—	6,437
Stockholders’ equity	59,695	23,446	26,220	7,235	10,529

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion also should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Overview

Insmed Incorporated is a biopharmaceutical company focused on the development and commercialization of drugs for the treatment of metabolic diseases and endocrine disorders. We concentrate our efforts on treatments of conditions for niche markets with unmet medical needs. Currently, our development activities involve drugs that modulate IGF-1 activity in the human body. Our lead product, IPLEX™ (mecasermin rinfabate [rDNA origin] injection), the only once-daily IGF-1 replacement therapy, has been approved for commercial sale by the FDA, and we are in the process of establishing our sales and marketing team to commence commercial sales of IPLEX in the United States in the second quarter of 2006. Our development efforts are now focused on expanding the label for IPLEX into other clinical indications where we have proof of concept for IGF-1 therapy. In addition, we are developing two other drug candidates, INSM-18 and rhIGFBP-3, which are in clinical development for treating cancer.

On December 12, 2005, the FDA approved IPLEX for the treatment of growth failure in children with severe Primary IGF-1 deficiency or with growth hormone gene deletion who have developed neutralizing antibodies to growth hormone (Severe Primary IGFD). As an Orphan Drug, IPLEX is entitled to seven years of marketing exclusivity for the treatment of Severe Primary IGFD in the United States.

We are preparing to commercially launch IPLEX in the United States for the treatment of Severe Primary IGFD. The initial target population is approximately 6,000 children. These children are cared for primarily by pediatric endocrinologists and we plan to initially target the top 400 pediatric endocrinologists with our own focused specialty sales force. We have already hired a management team for our sales, marketing, medical communications and managed care groups that will bring IPLEX to the market. IPLEX has a therapeutic profile that we believe will make it a commercial success. Our plans for 2006 include:

•	Fully commercialize and market IPLEX for the treatment of Severe Primary IGFD;

•	Initiate clinical trials to expand IPLEX into additional niche indications;

•	Ramp up manufacturing capability in support of 2006/2007 commercialization of IPLEX;

•	Establish commercial activities consistent with FDA approval process;

•	Capitalize through debt/equity and partnership fees to sustain 2006/2007 operations;

•	Establish a partner or partners outside the U.S. for our products; and

•	Aggressively defend patent lawsuits and other litigation in the United States and United Kingdom.

We have not been profitable and have accumulated deficits of approximately $254.7 million through December 31, 2005. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. In general, our expenditures may increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

With the approval of our first drug product, IPLEX, for the treatment of Severe Primary IGFD on December 12, 2005 we estimate the full cost of bringing this drug to market to be $270 million. The full cost and completion dates, through commercialization, of our non-IPLEX research and development projects, INSM-18 and rhIGFBP-3, cannot be estimated at this time.

Research and Development Activities

We are engaged in the research and development of proposed drug products for the treatment of metabolic diseases and endocrine disorders. All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and amounted to approximately $128 million dollars for the period since inception, in November 1999, through December 31, 2005, and $7 million, $23 million and $22 million in the years ended December 31, 2003, 2004 and 2005. Research and development expenses consist primarily of salaries and related expenses, costs to develop and manufacture products and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

Our leading product, IPLEX, was approved in December 2005 for the treatment of Severe Primary IGFD. IPLEX has also been granted Orphan Drug Designation for the treatment of Severe Primary IGFD indication and other indications. Substantially all of our research and development expenditures for fiscal 2004 and 2005 have been related to IPLEX.

Our research and development efforts for other products are in their early stages and include primarily research and development regarding rhIGFBP-3 for the treatment of various cancers and INSM-18 for the treatment of various tumors. These products are either in preclinical stages or, Phase I and II clinical trials. All of our research and development expenditures related to these early-stage products and our efforts associated with IPLEX are significantly interrelated as they are all associated with drugs that modulate IGF-I activity in the human body. A significant finding in any one drug for a particular indication may provide benefits to our efforts across all of these products. All of these products also share a substantial amount of our common fixed costs such as salaries, facility costs, utilities and maintenance. Given the small portion of research and development expenses that are related to products other than IPLEX we have determined that very limited benefits would be obtained from implementing cost tracking systems that would be necessary to allow for cost information on a product-by-product basis.

In the near term, Insmed intends to focus substantially all of its research and development resources on the expansion of IPLEX into other indications. Our plans to expand IPLEX into additional indications are expected to represent our main research and development focus beginning in 2006. Our thrust to develop our other early-stage products will continue but we expect those efforts to account for a much smaller portion of Insmed’s research and development expenditures. These estimates are based on currently available information and, due to a number of factors, no assurance can be provided that this project will not take longer to complete or cost more than we have currently estimated.

Our clinical trials with respect to IPLEX are subject to numerous risks and uncertainties that are outside of our control, including the possibility that necessary regulatory approvals may not be obtained. For example, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

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

Moreover, all of our product candidates and particularly those that are in the preclinical or early clinical trial stage must overcome significant regulatory, technological, manufacturing and marketing challenges before they can be successfully commercialized. Some of these projects may never reach the clinical trial stage of research and development. As preclinical studies and clinical trials progress, we may determine that collaborative relationships will be necessary to help us further develop or to commercialize our product candidates, but such relationships may be difficult or impossible to arrange. Our projects or intended projects may also be subject to change from time to time as we evaluate our research and development priorities and available resources.

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

Results of Operations

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

For the year ended December 31, 2005, we recorded a net loss of $40.9 million. Research and development expenses (which consist primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing, compensation and other expenses related to research and development personnel and facilities expenses) decreased $1.4 million from $23.3 million in 2004 to $21.9 million in 2005. This decrease in spending resulted from a winding-down of our clinical trials program offset by an increase in manufacturing activity at our ITP facility.

General and administrative expenses increased $1.5 million from $4.2 million for 2004 to $5.7 million for 2005. The increase was due to higher external service and personnel costs in support of our business. Revenues decreased $6,000 from $137,000 in 2004 to $131,000 in 2005 due to a slight decline in royalties.

We recorded $14.2 million in interest expense for the twelve months ended December 31, 2005 as a result of the March 15, 2005 convertible notes financing. Of this amount $13.1 million was non-cash as a result of the accelerated amortization of the debt discount as a result of the conversion of notes to common stock in the 3rd and 4th quarters of 2005. $5.0 million of unamortized debt discount remained in long-term liabilities on our balance sheet and is expected to be amortized over the remaining life of the notes.

As of December 31, 2005, cash and cash equivalents increased to $18.8 million from $9.2 million at December 31, 2004. As a result of a higher average cash balance and higher interest rates in 2005 compared to 2004, interest income increased $530,000 from $222,000 in 2004 to $752,000 in 2005.

Accounts payable and accrued project costs and other costs decreased $0.5 million from $3.5 million at December 31, 2004 to $3.0 million at December 31, 2005 as a result of decreased clinical and manufacturing activity. $1.6 million of accrued project costs and other costs related to a duplicate deposit of warrant exercise money received that was returned by the company in January 2006. Stockholders’ equity increased $3.3 million mainly as a result of the convertible notes financing on March 15, 2005 in which the company received net proceeds of $32.6 million. This was offset by the net loss for the year of $40.9 million. The accumulated deficit at December 31, 2005 increased to approximately $254.7 million due to our 2005 net loss of $40.9 million.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

For the year ended December 31, 2004, we recorded a net loss of $27.2 million. Research and development expenses (which consist primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing, compensation and other expenses related to research and development personnel and facilities expenses) increased $16.2 million from $7.1 million in 2003 to $23.3 million in 2004. This rise in spending resulted from a broader clinical trials program and an increase in manufacturing activity at our ITP facility and at our contract manufacturer Avecia to produce IPLEX for our clinical trials,

General and administrative expenses increased $0.7 million from $3.5 million for 2003 to $4.2 million for 2004. The increase was due to higher external service and personnel costs in support of our business. Revenues decreased $13,000 from $150,000 in 2003 to $137,000 in 2004 due to a slight decline in royalties.

As of December 31, 2004, cash and cash equivalents decreased to $9.2 million from $29.5 million at December 31, 2003. As a result of a lower average cash balance and lower interest rates in 2004 compared to 2003, net interest income decreased $66,000 from $288,000 in 2003 to $222,000 million in 2004.

Accounts payable and accrued project costs increased $1.1 million from $2.4 million at December 31, 2003 to $3.5 million at December 31, 2004 as a result of increased clinical and manufacturing activity. Stockholders’ equity decreased $19.0 million mainly as a result of the net loss for 2004 of $27.2 million being partially offset by approximately $8.0 million in net proceeds received in connection with a private placement of our common stock on November 8, 2004. The accumulated deficit at December 31, 2004 increased to approximately $213.7 million due to our 2004 net loss of $27.2 million.

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

Capital Requirements

Capital expenditures in the year ended December 31, 2005 were principally related to the research and development, increased clinical trial activity and manufacturing activities at our site in Boulder, Colorado, as well as administrative support activities. In the short-term, we will need to raise substantial additional funds to continue the commercialization and marketing of IPLEX. In the longer-term, we will require substantial additional funds for the continued development of our other lead drug products. We have filed a shelf registration statement with the SEC that allows us to sell up to $75,000,000 of its common stock, preferred stock or warrants for common or preferred stock. We may sell these securities in one or more separate offerings in amounts, at prices and on terms to be determined at the time of such offer or offerings. This shelf registration statement is intended to give us flexibility to take advantage of financing opportunities when and if deemed appropriate by us. Our continuation as a going concern depends on our ability to obtain such additional financing and, ultimately, to generate positive cash flow and attain profitability. There can be no assurance that adequate funds will be available when we need them or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

The registered public accounting firm report to our audited financial statements for the period ended December 31, 2005, indicates that there are a number of conditions that raise substantial doubt about our ability to continue as a going concern. Such conditions identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing.

Planned expenditures in 2006 include the funding of our ongoing research and development activity, such as manufacturing and clinical trial costs, general and administrative support costs plus commercialization efforts associated with our FDA approved drug, IPLEX.

Capital Resources

We have funded our operations to date primarily through public and private placements of equity securities. We plan to continue incurring losses as we expand our research and development and do not expect material revenues for at least the next several years. At December 31, 2005, our cash and cash investments were approximately $18.8 million and were invested in money market instruments. This is an increase from $9.2 million at December 31, 2004 as a result of the Convertible Notes financing described below.

On March 15, 2005 (the Initial Closing Date), we issued and sold approximately $35,000,000 aggregate principal amount of 5.5% Senior Convertible Notes (the Notes) to a group of institutional investors, which Notes will be convertible into our common stock, par value $0.01 per share, and Warrants to purchase 14,864,865 shares of our common stock (the Warrants), at an exercise price of $1.36 per share. The Notes will convert into the Company’s Common Stock at a conversion price of $1.295 per share as adjusted in accordance with certain anti-dilution adjustments (the Conversion Price). The principal of each Note will mature and be payable in nine quarterly installments commencing on March 1, 2008 and ending on March 1, 2010. All outstanding Notes shall be repaid in cash or converted within five years after the Initial Closing Date. Interest on the Notes is payable quarterly. Upon conversion of the Notes, the related accrued and unpaid interest, if any, shall be paid in cash to the investor. The Warrants are exercisable for five years from the Initial Closing Date. Commencing two years after the Initial Closing Date, if the market value of our common stock closes above 200% of the Conversion Price for at least fifteen of twenty consecutive trading days and other specific criteria are met, we shall have the right on one occasion only to redeem 50% or more (on a pro rata basis) of the Notes at par, plus any related accrued interest. The investors have the right to require us to repurchase the Notes upon the occurrence of certain repurchase events set forth in the transaction agreements, including, but not limited to, the absence of trading or market prices, delisting, a fundamental change or certain actions that discriminate against the investors in regards to their interest in the common stock. The investors shall also have a right of participation in any future financings undertaken by us prior to March 16, 2006, which will permit the investors to purchase up to such portion of any subsequent equity or equity-linked financing, on the same terms and conditions as the other parties in the financing, as shall enable each investor to maintain its ownership percentage of the Company on a fully-diluted basis at such time.

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

Contractual Obligations

We are obligated to make future payments under various contracts as set forth below:

	Payments Due by Years (in thousands)
Contractual Obligations	Total	2006	2007 - 2009	2010
	(in thousands)
Long term debt (1)	$13,472	$629	$11,555	$1,288
Operating lease obligations	1,460	1,001	459	—
Asset retirement obligations	2,100	—	2,100	—

	$17,032	$1,630	$14,144	$1,288

(1)	Long-term debt obligations reflect the future interest and principal payments of the Company’s convertible notes outstanding as of December 31, 2005. These notes become due in quarterly installments beginning on March 8, 2008 if not converted to common shares at an earlier date.

Critical Accounting Policies

Preparation of financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions. We continually evaluate these estimates and assumptions. The accounting policies discussed below are those we consider critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment. Our financial results might have been different if different assumptions had been used or other conditions had prevailed. For additional accounting policies, see Note 1 to our consolidated financial statements – “Description of the Business and Summary of Significant Accounting Policies”

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and related expenses, cost to develop and manufacture products, patent protection costs and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. We do not have separate accounting policies for internal or external research and development and we do not conduct any research and development for others. Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with third party organizations that conduct and manage clinical trials on our behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol.

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

We invest excess cash in investment grade, interest-bearing securities and, at December 31, 2005, had $18.8 million invested in money market instruments. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at December 31, 2005, are all less than 3-months minimizes such risks. In addition, while a hypothetical 1.0% per annum decrease in market interest rates would reduce interest income in 2005, it would not result in a loss of the principal and the decline in interest income would be deemed immaterial. Our purpose in making these investments is to generate investment income.

We currently do not transact any significant portion of our business in functional currencies other than the United States dollar. To the extent that we continue to transact its business using the United States dollar as our functional currency, we do not believe that the fluctuations in foreign currency exchange rates will have a material adverse effect on our results of operations.

Item 8.	Financial Statements and Supplementary Data

The information required by Item 8 is set forth on pages F-1 to F-13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation, as of December 31, 2005, Insmed Incorporated’s Chief Executive Officer and Principal Financial Officer have concluded that Insmed Incorporated’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

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

Insmed Incorporated’s management assessed the effectiveness of Insmed Incorporated’s internal control over financial reporting as of December 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of Insmed Incorporated’s internal control over financial reporting and testing of the operational effectiveness of Insmed Incorporated’s internal control over financial reporting. Based on this assessment, Insmed Incorporated’s management concluded that, as of December 31, 2005, Insmed Incorporated’s internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of Insmed Incorporated’s internal control over financial reporting. The report of Ernst & Young LLP is contained in Item 8 of this Annual Report on Form 10-K.

There have been no changes in Insmed Incorporated’s internal control over financial reporting that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Item 9b.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information presented under the captions “Nominees,” “Directors Whose Terms Expire at the 2006 Annual Meeting (Class III Directors),” “Directors Whose Terms Expire at the 2007 Annual Meeting (Class I Directors),” “Executive Officers (other than those who are also Directors.” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings of the Board and its Committees – Audit Committee” of the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”) is incorporated herein by reference. Such 2006 Proxy Statement will be filed with the Securities and Exchange Commission in April 2006.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (including our President and Chief Executive Officer and our Chief Financial Officer) and have posted the Code of Business Conduct and Ethics on our website. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Business Conduct and Ethics applicable to our President and Chief Executive Officer and our Treasurer and Controller by posting this information on our website. Our Internet website address is www.insmed.com. The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

Item 11.	Executive Compensation

The information presented under the captions “Executive Officer Compensation” and “Director Compensation” of the 2006 Proxy Statement is incorporated herein by reference.

item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information presented under the captions “Stock Ownership” and “Equity Compensation Plan Information” of the 2006 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information presented under the caption “Certain Relationships and Related Transactions” of the 2006 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information presented under the captions “Fees Paid to Ernst & Young LLP” and “Audit Committee Pre-Approval Policy” of the Audit Committee Report included in the 2006 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report.

1.	FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page F-1:

(i)	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets.

(iii)	Consolidated Statements of Operations.

(iv)	Consolidated Statements of Stockholders’ Equity.

(v)	Consolidated Statements of Cash Flows.

(vi)	Notes to Consolidated Financial Statements.

2.	FINANCIAL STATEMENT SCHEDULES.

None required.

3.	EXHIBITS.

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index. Exhibits 10.1, 10.2, 10.14 and 10.16 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richmond, Commonwealth of Virginia, on the 3rd day of March, 2006.

INSMED INCORPORATED a Virginia corporation (Registrant)

By:	/S/ GEOFFREY ALLAN
Geoffrey Allan, Ph.D. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 3rd day of March, 2006.

Signature	Title

/S/ GEOFFREY ALLAN Geoffrey Allan, Ph.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ KEVIN P. TULLY Kevin P. Tully	EVP, Chief Financial Officer

/S/ KENNETH G. CONDON Kenneth G. Condon	Director

/S/ GRAHAM K. CROOKE Graham K. Crooke, MB.BS	Director

/S/ STEINAR J. ENGELSEN Steinar J. Engelsen, M.D.	Director

/S/ MELVIN SHAROKY Melvin Sharoky, M.D.	Director

/S/ RANDALL W. WHITCOMB Randall W. Whitcomb, M.D.	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Insmed Incorporated

We have audited the accompanying consolidated balance sheets of Insmed, Incorporated (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insmed Incorporated at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Insmed Incorporated will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a net capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Insmed Incorporated’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 10, 2006,

except for Note 10 as to

which the date is February 28, 2006

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Insmed Inc.

We have audited management’s assessment, included in the accompanying “Report of Management on Insmed Incorporated’s Internal Control over Financial Reporting”, that Insmed Incorporated maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Insmed Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Insmed Incorporated maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Insmed Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insmed Incorporated, as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the three years in the period ended December 31, 2005, and our report dated February 10, 2006, except for Note 10 as to which the date is February 28, 2006 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Richmond, Virginia

February 10, 2006

INSMED INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$18,835	$9,222
Restricted cash	285	285
Other current assets	83	174

Total current assets	19,203	9,681
Long-term assets:
Restricted cash—long term	3,118	3,303
Deferred financing costs, net	532	—
Property and equipment, net	17	27

Total long-term assets	3,667	3,330

Total assets	$22,870	$13,011

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$968	$2,621
Accrued project costs & other	1,990	884
Payroll liabilities	1,574	1,183
Interest payable	52	—
Restructuring reserve	286	360

Total current liabilities	4,870	5,048
Long-term liabilities:
Convertible debt	11,438	—
Debt discount	(5,001)	—

Net convertible debt	6,437	—
Asset retirement obligation	1,034	443
Restructuring reserve-long-term portion	—	285

Total liabilities	12,341	5,776

Stockholders’ equity:
Common stock; $.01 par value; authorized share 500,000,000; issued and outstanding shares, 66,525,792 in 2005 and 44,893,496 in 2004	665	449
Additional capital	264,522	220,515
Accumulated deficit	(254,658)	(213,729)

Net stockholders’ equity	10,529	7,235

Total liabilities and stockholders’ equity	$22,870	$13,011

See accompanying notes.

INSMED INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues	$131	$137	$150

Operating expenses:
Research and development	21,835	23,260	7,140
General and administrative	5,730	4,242	3,596

Total operating expenses	27,565	27,502	10,736

Operating loss	(27,434)	(27,365)	(10,586)
Interest income	752	222	288
Interest expense	(14,247)	(60)	—

Net loss	$(40,929)	$(27,203)	$(10,298)

Basic and diluted net loss per share	$(0.84)	$(0.69)	$(0.29)

Shares used in computing basic and diluted net loss per share	48,742	39,160	35,600

See accompanying notes.

INSMED INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(in thousands, except share amounts)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002	$332	$199,344	$(176,228)	—	$23,448
Issuance of 53,171 shares of common stock upon exercise of stock options	1	53	—	—	54
Issuance of 36,439 shares of common stock from Employee Stock Purchase Plan	—	27	—	—	27
Issuance of 5,146,846 shares of common stock and 1,544,046 warrants for cash, net of offering costs of $972,593	51	12,872	—	—	12,923
Recognition of stock compensation expense for consultants	1	118	—	—	119
Stock re-purchase from Taisho	(1)	(52)			(53)
Comprehensive earnings:
Net loss and comprehensive loss	—	—	(10,298)	—	(10,298)

Balance at December 31, 2003	384	212,362	(186,526)	—	26,220
Issuance of 6,091 shares of common stock upon exercise of stock options	—	3	—	—	3
Issuance of 36,860 shares of common stock from Employee Stock Purchase Plan	—	69	—	—	69
Issuance of 6,455,551 shares of common stock and 3,227,775 warrants for cash, net of offering costs of $602,472	65	8,048	—	—	8,113
Recognition of stock compensation expense for consultants		33	—	—	33
Comprehensive earnings:
Net loss and comprehensive loss	—	—	(27,203)	—	(27,203)

Balance at December 31, 2004	449	220,515	(213,729)	—	7,235
Issuance of 163,322 shares of common stock upon exercise of stock options	2	131	—	—	133
Issuance of 169,823 shares of common stock from Employee Stock Purchase Plan	2	140	—	—	142
Issuance of 18,287,848 shares of common stock upon conversion of notes	182	23,500	—	—	23,682
Issuance of 3,011,303 shares of common stock upon exercise of warrants	30	4,195	—	—	4,225
Recognition of debt discount in conjunction with issuance of $35 million of convertible notes net of offering costs of $2,428,000	—	15,993	—	—	15,993
Recognition of stock acceleration expense for employees	—	15	—	—	15
Recognition of stock compensation expense for consultants	—	33	—	—	33
Comprehensive earnings:
Net loss and comprehensive loss	—	—	(40,929)	—	(40,929)

Balance at December 31, 2005	$665	$264,522	$(254,658)	—	$10,529

See accompanying notes.

INSMED INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2005	2004	2003
Operating activities
Net loss	$(40,929)	$(27,203)	$(10,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,897	34	96
Non-cash stock acceleration	15	—
Stock options issued for services	33	33	119
Changes in operating assets and liabilities:
Due from Taisho Pharmaceutical Co., Ltd.			199
Other assets	91	51	390
Accounts payable	(1,653)	1,961	(281)
Accrued project costs	1,106	(863)	(536)
Payroll liabilities	391	978	(153)
Restructuring reserve	(359)	(335)	(298)
Asset retirement obligation	591	443	—
Interest payable	52	—	—

Net cash used in operating activities	(27,765)	(24,901)	(10,762)

Financing activities
Proceeds from issuance of convertible debt with detachable stock warrants	35,000	—	12,951
Proceeds from issuance of common stock	4,621	8,185	—
Costs incurred in conjunction with issuance of debt	(2,428)	—	—
Cash restricted to restricted letters of credit	185	(3,588)	—

Net cash provided by (used in) financing activities	37,378	4,597	12,951

Increase (decrease) in cash and cash equivalents	9,613	(20,304)	2,189
Cash and cash equivalents at beginning of period	9,222	29,526	27,337

Cash and cash equivalents at end of period	$18,835	$9,222	$29,526

Supplemental information
Cash paid for interest	$1,104	—	—

See accompanying notes.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Business and Summary of Significant Accounting Policies

Insmed Incorporated (“Insmed” or “the Company”) is a biopharmaceutical company focused on the development and commercialization of drugs for the treatment of metabolic diseases and endocrine disorders in niche markets with unmet medical needs. Currently, our development and commercial activities involve drugs that modulate IGF-1 activity in the human body. Our FDA-approved lead product, IPLEX (mecasermin rinfabate [rDNA origin] injection), is the only once-daily IGF-1 replacement therapy. IPLEX was approved in December 2005 and we are in the process of establishing our sales and marketing team to commence commercial sales in the United States in the second quarter of 2006. Our development efforts are now focused on expanding the label for IPLEX into additional clinical indications. In addition, we are continuing clinical trials for two other drug candidates, INSM-18 and rhIGFBP-3, which are in clinical development for the treatment of cancer.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insmed Therapeutic Proteins, Insmed Pharmaceuticals, Incorporated and Celtrix Pharmaceuticals, Incorporated (“Celtrix”). All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers investments with maturities of three months or less when purchased to be cash equivalents.

On April 14, 2004 the Company announced that it had acquired a lease to operate a recombinant protein manufacturing facility located in Boulder, Colorado. The Company intends to use the facility for the commercial manufacture of its FDA approved product, IPLEX. Insmed provided a Letter of Credit to the landlord of the Boulder facility in the amount of $1.3 million for prepayment of the outstanding lease term of 4 years and a Letter of Credit to Baxter Healthcare Corporation for $2.1 million to cover facility restoration expenses on termination of the lease. These amounts are classified as restricted cash on the balance sheet. In connection with the aforementioned lease the Company has recorded an asset retirement obligation. Accretion expense for the years ended December 31, 2005 and 2004 totaled $0.6 million and $0.4 million respectively.

Property and Equipment

Depreciation is provided using the straight-line method over periods ranging from three to seven years. Property and equipment is stated at cost and consists of the following:

	December 31,
	2005	2004
	(in thousands)
Furniture and office equipment	$511	$511

	511	511
Accumulated depreciation	(494)	(484)

Property and equipment, net	$17	$27

Fair Value of Financial Instruments

The Company considers the recorded cost of cash and cash equivalents, accounts payable, and accrued expenses to approximate the fair value of the respective assets and liabilities at December 31, 2005 and 2004 due

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the short-term maturities of these financial instruments. The carrying value of the net convertible debt is $6.4 million which approximates fair value. This is calculated using the intrinsic value of the conversion feature.

Stock-Based Compensation

The Company recognizes expense for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost is recognized for the excess, if any, of the estimated fair value of the stock at the grant date over the exercise price. Disclosures regarding alternative fair value measurement and recognition methods prescribed by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, are presented below. Stock options granted to non-employees are accounted for in accordance with EITF 96-18, Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

INSMED INCORPORATED

Stock Compensation Expense

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Net Loss	(40,929)	(27,203)	(10,298)

Net Loss Per Share (Basic and Diluted)	(0.84)	(0.69)	(0.29)

Stock based employee compensation cost (under APB 25)	—	—	—
Fair value stock compensation expense	(1,628)	(1,851)	(2,001)
Pro-Forma Net Income	(42,557)	(29,054)	(12,299)

Pro-Forma Net Loss Per Share (Basic and Diluted)	(0.87)	$(0.74)	(0.35)

The fair value for these awards was estimated at the date of grant using the Black-Scholes pricing method assuming a weighted average volatility of 89% in 2005, 89% in 2004, and 127% in 2003, a risk-free interest rate of 4.17% in 2005, 3.83% in 2004, and 3.0% in 2003, no dividends, and a weighted-average expected life of the option of 5 years in 2005, 5 years in 2004, and 4.93 years in 2003. Compensation expense for fixed awards with pro-rata vesting is recognized under the straight-line method.

Revenue Recognition

Revenue from license agreements is generally recognized over the term of the agreement, or in certain circumstances, when milestones are met. Amounts received for which there is a future performance obligation, are deferred and recognized on a straight-line basis over the life of the agreement.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and related expenses, costs to develop and manufacture products, patent protection costs and

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Accounting Standards No. 123 (revised 2005), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25 “Opinion 25”, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) will be adopted by Insmed Incorporated on January 1, 2006.

As permitted by Statement 123, Insmed currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the expected period of service.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The full impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Insmed adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in this Note 1 to the consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Insmed is unable to estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

Operational Restructuring

On September 10, 2002, the Company announced that it would immediately discontinue the internal development of one of its investigational drug candidates, INS-1, based on the results of the then recently completed Phase II clinical trials. At December 31, 2005, approximately $0.3 million of the related restructuring costs remain accrued in the current portion of the restructuring reserve. This balance is expected to closely approximate the remaining costs to be incurred by the Company for lease obligations. Lease termination costs are anticipated to extend through September 2006.

2.    Risks and Uncertainties

For the period from inception to December 31, 2005, the Company has accumulated a net loss of $255 million. The Company’s ability to continue as a going concern is dependent upon its ability to raise capital through securities offerings, debt financing, and partnerships and use these sources of capital to fund operations. Management is focusing on raising capital through any one or more of these options. There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern.

3.    Stockholders’ Equity

Common Stock & Convertible Debt

On March 15, 2005 (the Initial Closing Date), Insmed issued and sold approximately $35,000,000 aggregate principal amount of 5.5% Senior Convertible Notes (the Notes) to a group of institutional investors, which Notes will be convertible into our common stock, par value $0.01 per share, and Warrants to purchase 14,864,865 shares of our common stock (the Warrants), at an exercise price of $1.36 per share. The Notes will convert into 27,027,027 shares of the Company’s Common Stock at a conversion price of $1.295 per share as adjusted in accordance with certain anti-dilution adjustments (the Conversion Price). The principal of each Note will mature and be payable in nine quarterly installments commencing on March 1, 2008 and ending on March 1, 2010. All outstanding Notes shall be repaid in cash or converted within five years after the Initial Closing Date. Interest on the Notes is payable quarterly. Upon conversion of the Notes, the related accrued and unpaid interest, if any, shall be paid in cash to the investor. The Warrants are exercisable for five years from the Initial Closing Date. Commencing two years after the Initial Closing Date, if the market value of our common stock closes above 200% of the Conversion Price for at least fifteen of twenty consecutive trading days and other specific criteria are met, we shall have the right on one occasion only to redeem 50% or more (on a pro rata basis) of the Notes at par, plus any related accrued interest. The investor has the right to require us to repurchase the Notes upon the occurrence of certain repurchase events set forth in the transaction agreements, including, but not limited to, the absence of trading or market prices, delisting, a fundamental change or certain actions that discriminate against

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the investors in regards to their interest in the common stock. The investors shall also have a right of participation in any future financings undertaken by us for one year, which will permit the investors to purchase up to such portion of any subsequent equity or equity-linked financing, on the same terms and conditions as the other parties in the financing, as shall enable each investor to maintain its ownership percentage of the Company on a fully diluted basis at such time. These proceeds were used during the year to fund operations. The total amount of deferred offering costs was $2.4 million. These are being amortized over the life of the notes using the effective interest method. The table below details our debt payments over the corresponding years.

	Payments Due by Years
	2006	2007	2008	2009	2010	Total
Convertible Notes	$—	$—	$5,084	$5,084	$1,270	$11,438

Periodically, the Company has issued shares of common stock in exchange for services provided by shareholders and others. These issuances have been recorded at their estimated fair value at the time of the respective transactions and corresponding amounts have been reflected as expense in the accompanying consolidated statements of operations.

Stock Warrants and Options

The Company issues stock options to attract and retain executive officers, key employees, non-employee directors and other non-employee advisors and service providers. The maximum number of shares issuable under the Company’s stock option plan is 9,250,000. Options may be granted at the discretion of the board of directors, compensation committee or a delegate. The weighted-average fair value of options granted during 2005, 2004, and 2003 was $1.29, $2.12, and $1.72, respectively. A summary of stock option activity is as follows:

Description	2005	Weighted average exercise price	2004	Weighted average exercise price	2003	Weighted average exercise price
Options outstanding at January 1	4,864,425	$3.68	3,900,516	$4.06	3,250,227	$4.49
Granted	1,765,250	1.29	976,000	2.12	1,349,000	1.72
Exercised	(163,322)	0.81	(6,091)	0.50	(53,171)	1.01
Cancelled	(541,422)	2.28	(6,000)	2.20	(645,540)	1.59

Options outstanding at December 31	5,924,931	3.17	4,864,425	3.68	3,900,516	4.06

The following table summarizes options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($/share)	Number Exercisable	Weighted Average Exercise Price
$ 0.172 – $ 1.00	519,130	5.51	0.72	337,421	0.63
$ 1.06 – $ 2.87	3,307,558	5.72	1.63	899,253	2.05
$ 3.00 – $ 8.25	1,649,729	3.19	4.34	1,461,937	4.50
$ 10.00 – $ 32.12	448,514	1.61	13.09	448,514	13.09

	5,924,931	4.69	3.17	3,147,124	4.61

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A total of 22,732,514 shares of common stock were reserved at December 31, 2005 in connection with stock options, stock warrants, and the employee stock purchase plan.

4.    Income Taxes

The deferred tax assets of approximately $112.0 million and $104.2 million at December 31, 2005 and 2004, respectively, arise primarily due to net operating loss carryforwards for income tax purposes. Due to the Company’s anticipated future losses, these amounts have been entirely offset by a valuation allowance.

At December 31, 2005 and 2004, the Company had net operating loss carryforwards for income tax purposes of approximately $278.2 million and $261.0 million, respectively, expiring in various years beginning in 2006. Utilization of these carryforwards will be significantly limited due to changes in the ownership of the Company’s common stock.

Deferred tax assets (liabilities) consist of the following at December 31:

	2005	2004
	(in thousands)
Deferred tax assets
General Business Credits	5,478	4,224
Other	932	1,115
NOL Carryforwards	105,597	99,055

Total deferred tax assets	112,007	104,394
Deferred tax liabilities
Other	—	(224)

Total deferred tax liabilities	—	(224)

Tax deferred asset/(liability)	112,007	104,170
Valuation allowance	(112,007)	(104,170)

Net deferred tax asset/(liability)	—	—

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	2005	2004	2003
Statutory federal tax rate	34%	34%	34%
Permanent items	-11%	0%	0%
State income taxes net of federal benefit	3%	4%	4%
Research and development credit	1%	0%	-45%
Other	-8%	0%	0%
Change in valuation allowance	-19%	-38%	6%

Total Expense	0%	0%	0%

5.    Leases

The Company leases office and laboratory space in Glen Allen, Virginia under an operating lease agreement expiring in October 2006. The lease provides for monthly rent of approximately $30,500 for the office space and $28,000 for the lab space with a 1.75% escalation per year. With the discontinuation of INS-1 and subsequent

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

abandonment of the lab space, the Company recognized $1.2 million of restructuring charge relating to this lease during the third quarter of 2003. The Company also leases a manufacturing facility and warehouse in Boulder, Colorado under an operating lease agreement expiring in February 2008. The lease provides for monthly rent of approximately $30,000 with a 3% escalation per year. The Company also leases a vehicle and office equipment. Future minimum payments on all these leases at December 31, 2005 approximate $1,001,000, $365,000, $80,000 and $14,000 in 2006, 2007, 2008, and 2009 respectively. Rent expense for all operating leases approximated $846,000 in 2005, $869,000 in 2004, and $535,000 in 2003.

6.    Employee Benefit Plans

In 2000, the Company adopted a stock purchase plan whereby eligible employees may purchase common stock. Purchases may be made through payroll deductions subject to annual limitations. The purchase price per share under the plan is the lesser of 85% of the fair market value of a share of common stock at the beginning of each offering period or 85% of the fair market value on the date the purchase is made. As of December 31, 2005 there were 500,000 shares authorized for issuance under the plan and 317,818 had been issued.

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

7.    License and Collaborative Agreements

Fujisawa Pharmaceutical Co., Ltd.

In January 2004, Insmed was granted a non-exclusive license to patent rights pertaining to the use of IGF-I therapy for the treatment of extreme or severe insulin resistant diabetes from Fujisawa Pharmaceutical Co., Ltd. Under the terms of the agreement, Insmed obtained worldwide rights in territories (excluding Japan) where a valid patent claim exists, including the United States and Europe. We have made a commitment to use reasonable commercial efforts to make IPLEX available on a named patient basis to patients with extreme insulin resistance.

Pharmacia

In August 2002 we entered into an agreement with Pharmacia that grants us an exclusive license to Pharmacia’s portfolio of regulatory filings pertaining to rhIGF-I. In consideration for the exclusive license we have agreed to make therapy available to the 17 Growth Hormone Insensitivity Syndrome subjects that were previously being treated with rhIGF-I supplied by Pharmacia.

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

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Quarterly Financial Data (Unaudited)

	Fiscal Quarter
	First		Second		Third		Fourth
	2005	2004	2005	2004	2005	2004	2005	2004
	(in thousands)
Revenues	$57	$61	$28	$29	$22	$24	$24	$23
Operating Loss	(5,523)	(4,835)	(6,951)	(9,060)	(7,896)	(7,647)	(7,064)	(5,883)
Net Loss	(5,764)	(4,759)	(8,524)	(9,011)	(13,756)	(7,596)	(12,885)	(5,837)

Net Loss Per Share (Basic and Diluted)	$(0.13)	$(0.12)	$(0.19)	$(0.23)	$(0.29)	$(0.20)	$(0.27)	$(0.14)

9.    Legal Proceedings

Infringement Claims

We are currently defending infringement claims brought against us. On December 20, 2004, Tercica and Genentech filed a complaint against Avecia Limited and us in the United Kingdom at the High Court of Justice, Chancery Division, Patents Court alleging infringement of EP patent No. 571,417, or the ‘417 patent. The ‘417 patent has claims directed to particular uses of a combination of IGFBP-3 and IGF-1. In the complaint, Tercica asked the court for an injunction to restrain allegedly infringing activity, for a declaration that the ‘417 patent is valid and infringed, for an order requiring the delivery or destruction of allegedly infringing articles and materials and for an inquiry into possible economic damages. In May 2005, we filed for summary judgment to dismiss the complaint. Our motion for summary judgment was denied and a trial date in this litigation has not been set.

In addition, on December 23, 2004, Genentech and Tercica sued us for infringement of U.S. Patent Nos., 5,187,151 and 6,331,414 in the United States District Court for the Northern District of California. These patents are directed to certain methods of using rhIGF-1/rhIGFBP-3 and methods of producing rhIGF-1, respectively. On February 16, 2005, Tercica filed an amended complaint, adding an infringement allegation against us with respect to U.S. Patent No. 5,528,287, or the ‘287 patent. The claims of the ‘287 patent are directed to DNA encoding BP53 (i.e. IGFBP-3) and recombinant constructs, transformed host cells and methods for using the same. Genentech and Tercica claim that the production or use of IPLEX, a complex of rhIGF-1/rhIGFBP-3, will infringe these patents. We moved to dismiss the amended complaint for lack of jurisdiction and on other grounds. At a hearing on the motion on April 15, 2005, the court granted our motion and dismissed the case with leave for plaintiffs to refile the complaint. A second amended complaint was filed on April 22, 2005 by Genentech and Tercica against us that, among other things added Celtrix Pharmaceuticals, our wholly-owned subsidiary, as a defendant. We moved to dismiss the portion of the second amended complaint that relates to the ‘287 patent. On June 29, 2005, the Court denied our motion to dismiss. On July 14, 2005, we filed our answer and counterclaims, in which we denied infringement and sought a declaratory judgment that the asserted patents are not infringed, are invalid, and/or are unenforceable. The reply to the counterclaims by Genentech and Tercica was filed on August 5, 2005. On October 17, 2005, Tercica and Genentech filed a third amended complaint adding Insmed Therapeutic Proteins, our wholly-owned subsidiary, as a defendant. The answer and counterclaims in response to the third amended complaint were filed by us on October 27, 2005. Briefing on patent claim construction issues and summary judgment motions is set to be completed by May 5, 2006, with a claim construction hearing scheduled for May 19, 2006. Discovery is ongoing and a trial date is scheduled for November 2006.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 27, 2005, Genentech and Tercica filed a motion for preliminary injunction seeking an order barring us, until trial, from making, using or selling IPLEX with respect to its allegations of infringement of U.S. Patent Nos. 6,331,414 and 5,187,151, and requesting that we be required to share any Orphan Drug Exclusivity it obtains with Tercica. We filed an opposition to the motion for a Preliminary Injunction on June 10, 2005. On June 16, 2005, Genentech and Tercica withdrew their motion for a preliminary injunction, but reserved the right to refile the motion for a preliminary injunction. We cannot predict whether Genentech and Tercica will seek a preliminary injunction at another time.

Deceptive Promotional Statements and Unfair Business Practices Claims

On December 6, 2005, Tercica filed a complaint against us in the United States District Court for the Northern District of California alleging we made deceptive promotional statements and engaged in unfair business practices related to Tercica’s product, Increlex, allegedly in violation of the California Business and Professions Code and the Federal Lanham Act. Tercica amended the complaint on December 15, 2005. Tercica is requesting injunctive and monetary relief.

Although we deny any liability, no assurances can be given as to the outcome of this action. An unfavorable settlement or decision could affect our ability to make, use or sell our products, and would have a material adverse effect on our business, financial condition and results of operations. Any liability resulting from this action may exceed our financial resources. We have requested that the court dismiss the action on a number of bases, including that Tercica failed to state a claim under the Federal Lanham Act and the court lacks personal jurisdiction over us. We plan to seek attorneys’ fees from Tercica if the case is successfully concluded.

Insmed cannot predict with certainty the outcome of these proceedings. Insmed notes however, that an adverse ruling could materially and adversely impact our ability to make, use or sell our products.

10. Subsequent Events

Between January 1, 2006 and February 28, 2006, Insmed received notices from holders of its 5.5% Convertible Notes due 2008 - 2010 electing to voluntarily convert $5,425,000 principal amount of Convertible Notes into 4,189,189 shares of common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the Convertible Notes. The Company also received $8,810,402 from warrant exercises that resulted in 6,012,551 shares of common stock being issued at an exercise price of $1.36 and 370,370 shares of common stock being issued at an exercise price of $1.71.

Following the conversions described above, $6,013,000 principal amount of the Convertible Notes remained outstanding. In addition, because certain of the Convertible Notes were converted prior to the March 1, 2006 quarterly interest payment, the Company issued an additional 29,800 shares of common stock for the forfeited cash interest payment at a conversion price of $1.295.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation of Insmed Incorporated, as amended (previously filed as Annex H to the Joint Proxy Statement/Prospectus contained in Part I of Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Insmed Incorporated (previously filed as Annex I to the Joint Proxy Statement/Prospectus contained in Part I of Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

3.3	Form of Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, creating a new series of Preferred Stock designated as Series A Junior Participating Preferred Stock (previously filed as Exhibit A to the Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent, filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May, 17, 2001 and incorporated herein by reference).

3.4	Amendment for Reverse Split (previously filed as Exhibit 3.4 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

4.1	Description of Capital Stock (contained in the Articles of Incorporation filed as Exhibit 3.1).

4.2	Specimen stock certificate representing common stock, $.01 par value per share, of the Registrant (previously filed as Exhibit 4.2 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

4.3	Article VI of the Articles of Incorporation of Insmed Incorporated (previously filed as Exhibit 4.1 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

4.4	Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent (which includes as (i) Exhibit A the form of Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, (ii) Exhibit B the form of Rights Certificate, and (iii) Exhibit C the Summary of the Rights to Purchase Preferred Stock) (previously filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 2001 and incorporated herein by reference).

4.5	Form of Rights Certificate (previously filed as Exhibit B to the Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent, filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 2001 and incorporated herein by reference).

4.6	Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors in the July 2003 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.6 to Insmed Incorporated’s Registration Statement on Form S-3 (Registration No. 333-107308) on July 24, 2003 and incorporated herein by reference).

4.7	Form of Warrant issued by Insmed Incorporated to each of the investors in July 2003 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.7 to Insmed Incorporated’s Registration Statement on Form S-3 (Registration No. 333-107308) on July 24, 2003 and incorporated herein by reference).

4.8	Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors in the November 2004 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K on November 10, 2004 and incorporated herein by reference).

Exhibit Number	Exhibit Title

4.9	Form of Warrant issued by Insmed Incorporated to each of the investors in November 2004 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit B to the Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K on November 10, 2004 and incorporated herein by reference).

4.10	Form of Purchase Agreement dated March 15, 2005 between Insmed Incorporated and each of the investors in the March 2005 private placement of notes and warrants to purchase common stock (previously filed as Exhibit 4.1 to Insmed Incorporated’s Current Report on Form 8-K on March 16, 2005 and incorporated herein by reference).

4.11	Form of 5.5% Note Due 2008-2010 dated March 15, 2005 between Insmed Incorporated and each of the investors in the March 2005 private placement of notes and warrants to purchase common stock (previously filed as Exhibit 4.2 to Insmed Incorporated’s Current Report on Form 8-K on March 16, 2005 and incorporated herein by reference).

4.12	Form of Warrant dated March 15, 2005 between Insmed Incorporated and each of the investors in the March 2005 private placement of notes and warrants to purchase common stock (previously filed as Exhibit 4.3 to Insmed Incorporated’s Current Report on Form 8-K on March 16, 2005 and incorporated herein by reference).

4.13	Form of Registration Rights Agreement dated March 15, 2005 between Insmed Incorporated and each of the investors in the March 2005 private placement of notes and warrants to purchase common stock (previously filed as Exhibit 4.4 to Insmed Incorporated’s Current Report on Form 8-K on March 16, 2005 and incorporated herein by reference).

4.14	Amendment No. 1 to Rights Agreement dated March 15, 2005 between Insmed Incorporated and Wachovia Bank, N.A. (f/k/a First Union National Bank) (previously filed as Exhibit 4.5 to Insmed Incorporated’s Current Report on Form 8-K on March 16, 2005 and incorporated herein by reference).

10.1	Insmed Incorporated 2000 Stock Purchase Plan (previously filed as Exhibit 10.1 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.2	Insmed Incorporated 2000 Stock Incentive Plan (previously filed as Exhibit 10.2 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.3	Amended and Restated License Agreement between Insmed Pharmaceuticals, Inc. and the University of Virginia Patent Foundation (previously filed as Exhibit 10.3 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.4+	Subscription, Joint Development and Operating Agreement by and among Celtrix Pharmaceuticals, Inc., Elan Corporation, plc, Elan International Services, Ltd., and Celtrix Newco Ltd. dated as of April 21, 1999 (previously filed as Exhibit 10.8 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.5+	License Agreement by and between Celtrix Newco Ltd. and Celtrix Pharmaceuticals, Inc. dated as of April 21, 1999 (previously filed as Exhibit 10.9 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.6+	License Agreement by and between Celtrix Newco Ltd. and Elan Pharmaceutical Technologies, a division of Elan Corporation, plc, dated as of April 21, 1999 (previously filed as Exhibit 10.10 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

Exhibit Number		Exhibit Title

10.7		License Agreement, dated as of April 1, 1993, between Genentech, Inc. and Celtrix Pharmaceuticals, Inc. (previously filed as Exhibit 10.11 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.8		Purchase Agreement among Insmed, Inc., Insmed Pharmaceuticals, Inc. and certain investors named therein dated January 13, 2000 (previously filed as Exhibit 10.12 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.9		Form of Warrant of Insmed to be issued pursuant to Purchase Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors dated January 13, 2000 (previously filed as Exhibit 10.13 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.10		Form of Registration Rights Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors party to the Purchase Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors dated January 13, 2000 (previously filed as Exhibit 10.14 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.11		Sublease, dated March 30, 2001, between Rhodia Inc. and Insmed Incorporated (previously filed as Exhibit 10.15 to Insmed Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.12		Consent to Sublease, dated as of April 12, 2001, among A & W Virginia Corporation, as Landlord, Rhodia Inc., as Tenant, and Insmed Incorporated, as Subtenant (previously filed as Exhibit 10.16 to Insmed Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.13+		License and Supply Agreement, dated as of August 28, 2003, between Insmed Incorporated and Pharmacia AB (previously filed as Exhibit 10.16 to Insmed Incorporated’s Annual Report of Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.14		Agreement, dated as of March 3, 2004, between Insmed Incorporated and Geoffrey Allan, Ph.D. (previously filed as Exhibit 10.17 to the Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.15	*	License Agreement, dated as of January 19, 2004, between Insmed Incorporated and Fujisawa Pharmaceutical Co., Ltd. (previously filed as Exhibit 10.18 to the Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.16		Form of Change of Control Agreement entered into between Insmed Incorporated and certain of its executive officers (previously filed as Exhibit 10.19 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.17		Form of Executive Stock Option Grant (previously filed as Exhibit 10.1 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.18		Lease between 2545 Central, LLC and Insmed Incorporated made December 14, 2005.

21.1		Subsidiaries of Insmed Incorporated (previously filed as Exhibit 21.1 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

23.1		Consent of Ernst & Young LLP.

Exhibit Number	Exhibit Title

31.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Kevin P. Tully, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification of Kevin P. Tully, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

+	The Securities and Exchange Commission has granted confidential treatment with respect to certain information in these exhibits. The confidential portions of these exhibits have been omitted and filed separately with the Securities and Exchange Commission.
*	Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.