Form 10-Q
period 2006-09-30
INSMED INC
filed 2006-11-08
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-30739

INSMED INCORPORATED

(Exact name of registrant as specified in its charter)

Virginia	54-1972729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8720 Stony Point Parkway

Richmond, Virginia 23235

(Address of principal executive offices)

(804) 565-3000

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

As of November 1, 2006, the latest practicable date, there were 100,268,054 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSMED INCORPORATED

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(Unaudited) September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$34,989	$18,835
Restricted cash	285	285
Accounts receivable	250	—
Inventories, net	1,821	—
Other current assets	139	83

Total current assets	37,484	19,203

Long-term assets:
Restricted cash - long term	2,830	3,118
Deferred financing costs, net	254	532
Property, plant and equipment, net	4,513	17

Total long-term assets	7,597	3,667

Total assets	$45,081	$22,870

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,784	$968
Accrued project costs & other	226	1,990
Payroll liabilities	2,152	1,574
Interest payable	27	52
Restructuring reserve	37	286

Total current liabilities	6,226	4,870

Long-term liabilities:
Convertible debt	6,013	11,438
Debt discount	(2,389)	(5,001)

Net convertible debt	3,624	6,437

Asset retirement obligation	1,478	1,034

Total liabilities	11,328	12,341

Shareholders’ equity:
Common stock; $.01 par value; authorized shares 500,000,000; issued and outstanding shares, 100,240,903 in 2006 and 66,525,792 in 2005	1,002	665
Additional paid-in capital	322,120	264,522
Accumulated deficit	(289,369)	(254,658)

Net shareholders’ equity	33,753	10,529

Total liabilities and shareholders’ equity	$45,081	$22,870

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED

Consolidated Statements of Operations

(in thousands, except per share data - unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Sales, net	$202	$—	$382	$—
Royalties	24	22	107	107

Total revenues	226	22	489	107

Operating expenses:
Cost of goods sold	631	—	654	—
Research and development	5,316	6,728	16,838	16,354
Selling, general and administrative	7,003	1,190	15,966	4,123

Total expenses	12,950	7,918	33,458	20,477

Operating loss	(12,724)	(7,896)	(32,969)	(20,370)

Interest income	520	236	1,409	552

Interest expense	(168)	(6,096)	(3,151)	(8,226)

Net loss	$(12,372)	$(13,756)	$(34,711)	$(28,044)

Basic and diluted net loss per share	$(0.12)	$(0.29)	$(0.37)	$(0.61)

Shares used in computing basic and diluted net loss per share	100,231	47,779	93,531	45,938

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED

Consolidated Statements of Cash Flows

(in thousands - unaudited)

	Nine Months Ended September 30
	2006	2005
Operating activities
Net loss	$(34,711)	$(28,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,897	7,241
Non-cash stock acceleration	—	15
Stock based compensation expense	681	—
Stock options issued for services	59	13
Changes in operating assets and liabilities:	—	—
Accounts receivable	(250)	—
Inventory, net	(1,821)	—
Other assets	(56)	42
Accounts payable	2,816	(627)
Accrued project costs and other	(1,764)	(689)
Payroll liabilities	578	181
Restructuring reserve	(249)	(238)
Asset retirement obligation	444	444
Interest payable	(25)	106

Net cash used in operating activities	(31,401)	(21,556)

Investing activities
Purchases of property, plant & equipment	(4,503)	—

Net cash used in investing activities	(4,503)	—

Financing activities
Proceeds from issuance of convertible debt with detachable stock warrants	—	35,000
Proceeds from issuance of common stock	—	253
Public offering - issuance of 23 million shares	43,240	—
Issuance costs	(421)	—
Warrants converted into shares	8,810	—
Other	141

Total proceeds from issuance of common stock	51,770	35,253
Costs incurred in conjunction with issuance of debt	—	(2,428)
Cash restricted to restricted letters of credit	288	185

Net cash provided by financing activities	52,058	33,010

Increase in cash and cash equivalents	16,154	11,454
Cash and cash equivalents at beginning of period	18,835	9,222

Cash and cash equivalents at end of period	$34,989	$20,676

Supplemental information
Cash paid for interest	$248	$823

The accompanying notes are an integral part of these consolidated financial statements.

Insmed Incorporated

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements contained in the Annual Report on Form 10-K of Insmed Incorporated (“Insmed”, the “Company”, “us”, “we”, or “our”), as amended, for the fiscal year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Revenue Recognition

We record revenue from product sales when the goods are shipped and received and title passes to the customer. At the time of sale, estimates for sales deductions, including rebates to government agencies, are recorded. These provisions are provided for in the same period the related product sales are recorded. We began generating revenue from the sale of IPLEX™, in May 2006. On May 23, 2006 we announced the IPLEX™ Utilization Program which informed the payer universe that the annual charge for therapy is limited to actual milligrams prescribed and used. The utilization program assures that there is no charge for unused product remaining after the prescribed dose is extracted. Any remaining product discarded as waste is accounted for when all the vials in a 30 vial pack are used, and any wastage is replaced by us at no charge to the payer or patient, to assure that the payer or patient pays only for the amount dosed and administered.

Inventories

Inventories are stated at the lower of cost or market and consist primarily of manufacturing costs for the production of IPLEX™ that were incurred subsequent to the approval for marketing by the United States Food and Drug Administration (the “FDA”). Cost is determined using average costing. The valuation of inventory requires us to estimate the value of inventory that may become obsolete prior to use or that may fail to be released. We may be required to expense previously capitalized inventory costs upon a change in our judgment, due to, among other potential factors, a denial or delay of approval by the necessary regulatory bodies or new information that suggests that the inventory will not be releasable. The components of inventories are as follows:

(in thousands)	September 30, 2006
Finished goods	$751
Work-in-process	515
Raw materials and supplies	555

$1,821

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

Litigation costs as it relates to our patents were recorded as research and development expenditures through the first quarter of 2006. However, now that we have shifted from research and development operations to commercial operations, litigation costs are recorded as a selling, general and administrative activity.

Stock-Based Compensation

We recognize expense for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) 123 (R) Share-Based Payment.

In accordance with SFAS No. 123 (R), the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 (R), Accounting for Stock-Based Compensation, for all periods presented is as follows:

Stock-Based Compensation Expense

(in thousands - except per share data)

	For the Three months Ended September 30 2005	For the Nine months Ended September 30 2005
Net Loss	(13,756)	(28,044)

Net Loss Per Share (Basic and Diluted)	(0.29)	(0.61)

Pro-forma Fair value stock compensation expense	(191)	(1,368)
Pro-forma Net Income	(13,947)	(29,412)

Pro-forma Net Loss Per Share (Basic and Diluted)	(0.29)	(0.64)

3. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on disclosure requirements, measurement and classification provisions, and transition requirements. FIN 48 will be effective for us beginning on January 1, 2007. The interpretation is not expected to have a material impact on us until we generate taxable income.

In December 2004, the FASB issued SFAS No. 123R, which supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS Statement No. 95, Statement of Cash Flows . Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. We adopted SFAS 123R on January 1, 2006. We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2006, using the “modified prospective transition method” described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Currently, we use the Black-Scholes-Merton Formula to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model. Under that transition method, compensation cost recognized during the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair valued estimated in accordance with the provisions of SFAS 123R. Prior to January 1, 2006, we applied APB Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. Results for prior periods have not been restated. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro-forma net income and earnings per share in Note 2 to our consolidated financial statements.

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss for the three and nine months ended September 30, 2006 is $200,000 and $681,000 higher respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share for the three and nine months ended September 30, 2006 would have been $0.12 and $0.36 per share, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.12 and $0.37 per share, respectively. Unamortized stock-based compensation expense as of September 30, 2006 is $2.7 million.

4. Equity Compensation Plan Information

As of September 30, 2006, we have two equity compensation plans under which we are granting stock options and shares of non-vested stock. We are currently granting stock-based awards under the Insmed Incorporated Restated 2000 Stock Incentive Plan, as amended (the “2000 Plan”) and the 2000 Employee Stock Purchase Plan, as amended (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of our Board of Directors and our Board of Directors (our “Board”).

The 2000 Plan was originally adopted by our Board of Directors and approved by our shareholders in 2000 and its original ten-year term was extended to March 15, 2015 when the plan was last amended. Under the terms of the 2000 Plan, we are authorized to grant a variety of incentive awards based on our common stock, including stock options (both incentive options and non-qualified options), performance shares and other stock awards. The 2000 Plan currently provides for the issuance of a maximum of 9,250,000 shares of common stock. These shares are reserved for awards to all participants in the 2000 Plan, including non-employee directors.

The 2000 ESPP was originally adopted by our Board and approved by our shareholders in 2000, and its original ten-year term was extended to May 11, 2015 when the plan was last amended. The 2000 ESPP provides for the issuance of a maximum of 500,000 shares of Insmed common stock to participating employees.

The following table presents information as of September 30, 2006, with respect to the 2000 Plan and the 2000 ESPP.

Plan Category (1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders:
Amended and Restated 2000 Stock Incentive Plan, as amended	6,544,430	$2.49	1,897,913	(2)
2000 Employee Stock Purchase Plan, as amended	—	—	105,479

Total:	6,544,430	$2.49	2,003,392	(3)

(1)	We do not have any equity compensation plans that have not been approved by our shareholders.
(2)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(3)	To the extent that stock options or stock appreciation rights granted under the Amended and Restated 2000 Stock Incentive Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock or performance units are forfeited, the shares of common stock underlying such grants will again become available for purposes of the Plan.

A summary of the status of our options as of September 30, 2006, and changes for the nine months then ended is presented below:

Description	2006	Weighted average exercise price	Weighted average remaining contractual life in years
Options outstanding at January 1, 2006	5,924,930	$3.18

Granted	1,102,250	2.02
Exercised	(36,500)	0.52
Cancelled	(446,250)	10.56

Options outstanding at September 30, 2006	6,544,430	2.49	4.40

Exercisable at September 30, 2006	3,369,746	3.25	3.99

The fair value of the options granted during the nine months ended September 30, 2006, and 2005, was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the weighted average assumptions described below:

	For the Three and Nine Months Ended September 30,
Assumptions	2006	2005
Dividend yield	0	0
Volatility factors of expected market price of stock	113%	89%
Risk-free interest rate	4.4%	4.2%
Expected option term (in years)	2.59	5
Forfeitures	27%	0%

5. Operational Restructuring

In September 2002, we decided to discontinue the INS-1 development program. In connection therewith, we approved a restructuring plan to focus on our remaining drug candidates. In the third quarter of 2002, we recorded a restructuring charge of $2.5 million. At September 30, 2006, approximately $37,000 of these costs remains accrued in the current portion of the restructuring reserve. This balance is expected to closely approximate the remaining costs to be incurred by we for lease obligations. Lease termination costs are anticipated to extend through October 2006.

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

As of June 1, 2005, the holders of the 2005 Notes began to receive interest payments at a rate of 5.5% per annum, and such interest payments are payable quarterly until March 1, 2008. Any outstanding 2005 Notes must be repaid in cash or converted by March 1, 2010. Subject to the terms of the purchase agreements, the holders of the 2005 Notes may convert such notes into shares of common stock at a conversion price of $1.295 per share at any time prior to the close of business on March 1, 2010. The 2005 Notes were initially convertible into, in the aggregate, 27,027,027 shares of common stock. The holders of the 2005 Notes have the right to require us to repurchase such notes with cash payments upon the occurrence of specified “events of default” and “repurchase events” described in the 2005 Notes. The 2005 Warrants were initially exercisable in the aggregate for 14,864,883 shares of common stock at an exercise price of $1.36 per share. The 2005 Warrants will expire on March 15, 2010.

In connection with the issuance of the 2005 Notes and 2005 Warrants, we entered into registration rights agreements with the purchasers thereof pursuant to which we agreed to file a registration statement under the Securities Act of 1933, registering for resale the shares of common stock issuable upon the conversion of the 2005 Notes or exercise of the 2005 Warrants.

Between January 1, 2006 and September 30, 2006, we received notices from certain holders of the 2005 Notes electing to voluntarily convert approximately $5,425,000 principal amount of such notes into approximately 4,189,189 shares of common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the 2005 Notes. Following such conversions and as of September 30, 2006, approximately $6,013,000 in aggregate principal amount of the 2005 Notes remained outstanding. In addition, because certain of the 2005 Notes were converted prior to the September 1, 2006 quarterly interest payment, we issued an additional 29,800 shares of common stock for the forfeited cash interest payment at a conversion price of $1.295.

Between January 1, 2006 and September 30, 2006, we also received approximately $8,177,070 in proceeds from the exercise of certain of the 2005 Warrants that resulted in approximately 6,012,551 shares of common stock being issued at an exercise price of $1.36. Following such exercises and as of September 30, 2006, there were outstanding 2005 Warrants to purchase approximately 6,211,390 shares of common stock.

In addition to the warrant exercises from the March 2005 financing, we also received $633,332 from the exercise of certain warrants issued in November 2004 that resulted in 370,370 shares of common stock being issued at an exercise price of $1.71. Following such exercises and as of September 30, 2006, there were outstanding, warrants from November 2004 to purchase approximately 2,319,702 shares of common stock.

See subsequent events, Note 9 for additional conversions.

7. Public Stock Offering

On March 15, 2006, we sold 23,000,000 shares of our common stock, $0.01 par value per share. The price to the public was $2.00 per share, and the underwriters purchased the shares from us pursuant to an underwriting agreement at a price of $1.88 per share. The offering was made pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-131535) previously filed with the Securities and Exchange Commission. Net proceeds from the offering were $42.8 million.

8. Legal Proceedings

In Item 3 (“Legal Proceedings”) of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 6, 2006, and as subsequently disclosed under the heading of “Legal Proceedings” of Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, which was filed with the Securities and Exchange Commission on May 9, 2006, and under the heading of “Legal Proceedings” of Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, which was filed with the Securities and Exchange Commission on August 9, 2006, Insmed is a party to a number of legal proceedings. Below is a summary of those proceedings previously disclosed, complete with updates through September 30, 2006.

Infringement Claims

We are currently defending patent infringement claims brought against us. On December 20, 2004, Tercica and Genentech (sometimes referred to as the “Plaintiffs”) filed a complaint against Avecia Limited and us in the United Kingdom at the High Court of Justice, Chancery Division, Patents Court alleging infringement of EP patent No. 571,417, or the ‘417 patent. The ‘417 patent has claims directed to particular uses of a combination of IGFBP-3 and IGF-1. In the complaint, Tercica asked the court for an injunction to restrain allegedly infringing activity, for a declaration that the ‘417 patent is valid and infringed, for an order requiring the delivery or destruction of allegedly infringing articles and materials and for an inquiry into possible economic damages. In May 2005, we filed for summary judgment to dismiss the complaint, but our motion was denied. A trial date in this litigation has not been set and no substantial activities in this lawsuit have occurred since the hearing for the summary judgment.

In addition, on December 23, 2004, Genentech and Tercica sued us for infringement of U.S. Patent Nos., 5,187,151 (“the ‘151 patent”) and 6,331,414 (“the ‘414 patent”) in the United States District Court for the Northern District of California. These patents are directed to certain methods of using rhIGF-1/rhIGFBP-3 and methods of producing rhIGF-1, respectively. On February 16, 2005, Tercica filed an amended complaint, adding an infringement allegation against us with respect to U.S. Patent No. 5,528,287, or the ‘287 patent. The claims of the ‘287 patent are directed to DNA encoding BP53 (i.e. IGFBP-3) and recombinant constructs, transformed host cells and methods for using the same. Genentech and Tercica claim that the production or use of IPLEX, a complex of rhIGF-1/rhIGFBP-3, will infringe these patents and that the infringement was willful. We moved to dismiss the amended complaint for lack of jurisdiction and on other grounds. At a hearing on the motion on April 15, 2005, the court granted our motion and dismissed the case with leave for the Plaintiffs to refile the complaint. A second amended complaint was filed on April 22, 2005 by Genentech and Tercica against us that, among other things added Celtrix Pharmaceuticals, a wholly-owned subsidiary, as a defendant. We moved to dismiss the portion of the second amended complaint that relates to the ‘287 patent. On June 29, 2005, the Court denied our motion to dismiss. On July 14, 2005, Insmed filed our answer and counterclaims, in which we denied infringement and sought a declaratory judgment that the asserted patents are not infringed, are invalid, and/or are unenforceable. The reply to the counterclaims by Genentech and Tercica was filed on August 5, 2005. On October 17, 2005, Tercica and Genentech filed a third amended complaint adding Insmed Therapeutic Proteins, our wholly-owned subsidiary, as a defendant. The answer and counterclaims in response to the third amended complaint were filed by us on October 27, 2005. Discovery is complete and a trial began on November 6, 2006.

On May 27, 2005, Genentech and Tercica filed a motion for preliminary injunction seeking an order barring us, until trial, from making, using or selling IPLEX™ with respect to its allegations of infringement of U.S. Patent Nos. 6,331,414 and 5,187,151, and requesting that we be required to share any Orphan Drug Exclusivity we obtain with Tercica. We filed an opposition to the motion for a Preliminary Injunction on June 10, 2005. On June 16, 2005, Genentech and Tercica withdrew their motion for a preliminary injunction, but reserved the right to refile the motion for a preliminary injunction. We cannot predict whether Genentech and Tercica will seek a preliminary injunction at another time.

On May 19, 2006, a hearing was held to determine claim construction and to address summary judgment motions. On June 30, 2006, the Court issued its ruling on the meaning of the terms of the claims and on several summary judgment motions. The Court adopted some claim interpretations proposed by Plaintiffs and others proposed by us. It also adopted some interpretations that were modifications of those proposed by the parties. Among the motions for summary judgment granted by the court was our motion of summary judgment of no infringement for activities of Celtrix prior to the acquisition of Celtrix by us or prior to FDA approval of IPLEX™. The Court’s rulings did not fully resolve all of the pending issues regarding any of the three patents. The remaining issues will be resolved at trial, which began on November 6, 2006.

With respect to the ‘414 patent, the Court granted the Plaintiffs’ Motion that we infringe claim 1, 2, and 9 of the ‘414 patent. On July 7, 2006, we moved for leave to file a motion for reconsideration of the portion of the Court’s Order finding infringement of claims 1 and 2. The Court granted our Motion for Leave on September 29, 2006, and the Motion for Reconsideration is currently pending. The Court found that due to disputes of material fact, our invalidity defenses will need to be resolved at trial and therefore denied our motion for summary judgment that the claims at issue are invalid.

With respect to the ‘151 patent, the Court granted the Plaintiffs’ motion for partial summary judgment that the patent was not invalidated by certain prior art. Because of the claim constructions it adopted and disputes of material fact, the Court denied our motion for summary judgment on non-infringement of the ‘151 patent. The question of infringement will now need to be resolved at trial. Our defense that the ‘151 patent is unenforceable due to inequitable conduct will be resolved at trial.

With respect to the ‘287 patent, the Court ruled on the scope of one disputed claim term. The issue of whether Insmed infringes the ‘287 patent or whether the claims at issue are valid remain to be resolved at trial.

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

On June 9, 2006, the Court granted our Motion to Dismiss the Complaint. In dismissing the Complaint, the Court ruled, among other things, that Tercica had not met its burden of establishing that the alleged statements made by us constitute “false advertising”, or that the Court had jurisdiction over us in this case and that the venue was proper. Further, by dismissing Tercica’s complaint without leave to amend, the Court recognized that the deficiencies in Tercica’s lawsuit could not be cured by filing another lawsuit against us in the United States District Court for the Northern District of California. We previously notified Tercica that we would seek fees and costs related to Tercica’s baseless lawsuit. Given the Court’s ruling, we will pursue a motion with the Court seeking reimbursement of fees and costs related to this lawsuit.

On June 12, 2006, Tercica, filed a complaint in the U.S. District Court for the Eastern District of Virginia, Richmond division alleging we violated the Lanham Act and related statutes relating to false advertising and unfair competition. Tercica’s re-filing added new allegations of false and misleading advertising that we disseminated specifically to pediatric endocrinologists, who for purposes of the Lanham Act and related statutes, are among the relevant community of consumers affected. We filed a Motion to Dismiss this new complaint on July 27, 2006. On October, 3, 2006, the Court granted that motion in part and dismissed several portions of Tercica’s claims.

On October 13, 2006, we filed a counterclaim for false advertising against Tercica. In that counterclaim, we maintain that Tercica has made numerous unlawful, false and misleading statements concerning the parties’ products, including misrepresentations that Increlex is the most convenient, stable and easy-to-handle Primary IGFD treatment; false statements that our IPLEX™ product requires “special equipment” or “elaborate thawing” procedures; statements that falsely minimize concerns about the incidence of severe hypoglycaemia during treatment with an IGF-1 drug (in contrast to Tercica’s admissions to the FDA); and unfair and misleading price comparisons, which misrepresent the relative costs of using Increlex™ and IPLEX™.

We cannot predict with certainty the outcome of these proceedings. We note however, that an adverse ruling could materially and adversely impact our ability to make, use or sell our products.

9. Subsequent Events

On October 2, 2006 we received notices from holders of its 5.5% Convertible Notes due 2008 - 2010 electing to voluntarily convert $35,000 principal amount of the notes into 27,026 shares of common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the notes. Following the conversions, $5,978,000 principal amount of the Convertible Notes remained outstanding. In addition, because certain of the Convertible Notes were converted prior to the November 1, 2006 quarterly interest payment, we issued an additional 125 shares of common stock for the forfeited cash interest payment at a conversion price of $1.295.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

Overview

We are a biopharmaceutical company focused on the development and commercialization of drug products for the treatment of metabolic diseases and endocrine disorders. Currently, our development activities principally focus on drugs that modulate IGF-I activity in the human body. We currently have three lead drug candidates, recombinant human insulin-like growth factor-I bound to recombinant human insulin-like growth factor binding protein-3 (rhIGF-I/rhIGFBP-3; also known as IPLEX™ and formerly called SomatoKine®), rhIGFBP-3 and INSM-18. We are actively developing these drugs to treat indications in the metabolic and oncology fields.

We have not been profitable and have accumulated a deficit of approximately $289 million through September 30, 2006. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. In general, our expenditures will increase as development and commercialization of our product candidates progress. However, there will be fluctuations from period to period caused by differences in project-related expenditure requirements at each stage of development.

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

Our leading product, IPLEX™, was approved in December 2005 for the treatment of Severe Primary IGFD. IPLEX™ has also been granted Orphan Drug Designation for the treatment of Severe Primary IGFD and other indications. Substantially all of our research and development expenditures for fiscal 2005 and 2006 have been related to IPLEX™.

Our research and development efforts for other products are in the early stages and include primarily research and development regarding rhIGFBP-3 for the treatment of various cancers and INSM-18 for the treatment of various tumors. These products are either in preclinical stages or, Phase I and II clinical trials. All of our research and development expenditures related to these early-stage products and our efforts associated with IPLEX™ are significantly interrelated as they are all associated with drugs that modulate IGF-I activity in the human body. A significant finding in any one drug for a particular indication may provide benefits to our efforts across all of these products. All of these products also share a substantial amount of our common fixed costs such as salaries, facility costs, utilities and maintenance. Given the small portion of research and development expenses that are related to products other than IPLEX™ we have determined that very limited benefits would be obtained from implementing cost tracking systems that would be necessary to allow for cost information on a product-by-product basis.

In the near term, we intend to focus substantially all of our research and development resources on the expansion of IPLEX™ into other indications. Our plans to expand IPLEX™ into additional indications are expected to represent our main research and development focus in 2006. Our thrust to develop our other early-stage products will continue but we expect those efforts to account for a much smaller portion of our research and development expenditures. These estimates are based on currently available information and, due to a number of factors, no assurance can be provided that this project will not take longer to complete or cost more than we have currently estimated.

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

Results of Operations

Revenues for the three months ended September 30, 2006 were $226,000 as compared with $22,000 in the corresponding period of 2005. The revenue figure for the third quarter of 2006 includes commercial sales, sales to patients in our named patient program and royalties. The revenues for the corresponding period of 2005 were comprised solely of royalties, with named patient revenues being recorded as a reduction in expense, as we were reporting on a research and development basis at the time.

The net loss for the third quarter ended September 30, 2006 was $12.4 million or $0.12 per share, as compared to the net loss of $13.8 million or $0.29 per share for the corresponding quarter of 2005. The $1.4 million reduction in the net loss was due to a $5.9 million decrease in interest expense, a $0.3 million increase in interest income and a $0.2 million increase in revenues, offset by a $5.0 million increase in operating expenses. The decrease in interest expense results from lower amortisation of the debt discount associated with the March 2005 financing as an acceleration of the discount took place in the third quarter of 2005 due to a conversion of notes into shares. The rise in selling, general and administrative (SG&A) expenses for the third quarter of 2006 as compared to the corresponding period of 2005 is mainly due to the hiring of the commercial team and associated marketing expenses for our commercial launch of IPLEX™, and the recording of patent litigation expenses in the SG&A category in accordance with U.S. generally accepted accounting principles. The cost of goods sold (COGS) for the third quarter of 2006 was impacted by the planned initial commissioning of our second generation manufacturing process for IPLEX™ at our production facility in Boulder Colorado. The time required to complete the trial run of the process reduced commercial production capacity for the quarter and consequently, the site costs, most of which are fixed, were spread over a lower output resulting in a higher COGS.

Revenues reported for the nine months ended September 30, 2006, including commercial patient sales, named patient program sales and royalties were $489,000 as compared to $107,000 in royalties reported for the same period in 2005.

The net loss for the nine months ended September 30, 2006, was $34.7 million, or $0.37 per share, compared to the net loss of $28.0 million, or $0.61 per share, reported for the corresponding period in 2005. The $6.7 million increase in the net loss for the nine months of 2006 as compared to the nine months of 2005 was due mainly to a $13.0 million increase in operating expenses, partially offset by a $5.0 million decrease in interest expense, a $0.9 million increase in interest income and a $0.4 million increase in revenues. The $13.0 million rise in operating expenses is primarily due to the build-up of our commercial team and associated marketing expenses as mentioned earlier, together with increased legal costs which were higher than the corresponding period of 2005 due to elevated litigation activity. The decrease in interest expense is again associated with the March 2005 financing as the amortisation of the debt discount was accelerated in 2005 due to a partial conversion of the notes into shares.

As of September 30, 2006, we had total cash and cash equivalents of $35.0 million which represents an increase of $16.2 million from December 31, 2005. This net increase is due to the $52.1 million in net cash provided by financing activities, which was partially offset by the $31.4 million in net cash used in support of our business operations and $4.5 million of construction in progress at our Boulder manufacturing facility. The $52.1 million of cash from financing activities was generated from a combination of $42.8 million in net proceeds from the sale of common stock in March 2006, $8.8 million from the exercise of certain outstanding warrants and $0.4 million from a reduction in a restricted letter of credit and minor employee option conversions.

Liquidity and Capital Resources

At September 30, 2006, our cash and cash equivalents of $35 million were invested in investment grade, interest-bearing securities. Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations. We will need to raise substantial additional funds to continue development and commercialization of our products. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

Contractual Obligations

The following table provides a summary of certain of our significant contractual obligations as of September 30, 2006:

Contractual Obligations

(in thousands)

	Payments Due by Years
	Total	2006	2007 - 2009	2010 - 2012	Beyond 2013
Long term debt (1)	$6,884	$165	$6,046	$673	$—
Operating lease obligations	6,980	589	3,140	1,474	1,777

	$13,864	$754	$9,186	$2,147	$1,777

(1)	Long-term debt obligations reflect the future interest and principal payments of the 2005 Notes outstanding as of September 30, 2006. The 2005 Notes become due in quarterly installments beginning on March 1, 2008 if not converted to shares of common stock at an earlier date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at September 30, 2006, had $35 million invested in money market instruments and investment grade corporate debt. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at September 30, 2006 are all less than one year minimizes such risks. In addition, while a hypothetical decrease in market interest rates of 10% from September 30, 2006 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of certain members of our management team, including the Chairman of our Board and Chief Executive Officer and Chief Financial Officer, of the

effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chairman of our Board and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Insmed (including its consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission.

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

In Item 1A (“Risk Factors”) of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 6, 2006, and in Item 1A (“Risk Factors”) of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, which was filed with the Securities and Exchange Commission on August 9, 2006, we describe risk factors related to the Company. For convenience, our updated risk factors are included below in this Item 1A.

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

We are focused on the development and commercialization of drug candidates for the treatment of metabolic and endocrine disorders with unmet medical needs. We have incurred losses each year of operation and we expect to continue incurring operating losses for the foreseeable future. The process of developing and commercializing our products requires significant pre-clinical testing and clinical trials as well as regulatory approvals for commercialization and marketing before we were allowed to begin product sales. In addition, commercialization of our drug candidates requires us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities. We expect that these activities, together with our general and administrative expenses, will result in substantial operating losses for the foreseeable future. As of September 30, 2006, our accumulated deficit was approximately $289 million. As of September 30, 2006, our consolidated net loss was $34.7 million.

We currently have three lead product candidates, rhIGF-I/rhIGFBP-3 (also known as IPLEX™ and formerly called SomatoKine ® ) and rhIGFBP-3 and INSM-18. IPLEX™ is currently approved for the treatment of Severe Primary

IGFD and is in development for a number of metabolic and endocrine indications. Our second compound, rhIGFBP-3, is currently in pre-clinical development for a variety of cancers including breast, lung, colon and prostate. Our third compound INSM-18 is currently in a Phase I/II clinical trial in patients with refractory prostate cancer.

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

We are currently conducting an ongoing Phase III clinical trial of IPLEX ™ in patients with Severe Primary IGFD. We have included the data from the trial in an Marketing Approval Application (MAA) which we recently submitted to the European Agency for the Evaluation of Medical Products (EMEA). We must receive approval of this application before we can market IPLEX ™ in the respective European territories. We are also planning clinical trials with rhIGFBP-3.

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

In previously published clinical trials of rhIGF-I, concerns were raised that long-term use of rhIGF-I might lead to an increased incidence and/or severity of retinopathy, a disease of new blood vessel growth in the eye which results in loss of vision. Because our product contains rhIGF-I, the FDA may require us to conduct broad, long-term clinical trials to address these concerns prior to receiving FDA approval for broad chronic indications such as diabetes. These clinical trials would be expensive and could delay our commercialization of IPLEX ™ for these broader chronic indications. Adverse results in these trials could prevent our commercialization of IPLEX ™ for broad chronic indications or could jeopardize existing development and approvals in other indications.

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

The regulatory authorities have substantial discretion in the approval process and may either refuse to accept our applications, or may decide after review of our applications that our data is insufficient to allow approval of IPLEX ™ . If the EMEA does not approve our application, it may require that we conduct additional clinical, pre-clinical or manufacturing studies and submit that data before it will reconsider our application. This could materially adversely affect our business, financial condition and results of operations.

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

If our Phase III clinical trial of IPLEX ™ is unsuccessful or if we cannot produce comparable drug product, have not correctly understood the regulatory requirements associated with comparability of drug products or for various other reasons cannot satisfy ongoing regulatory requirements, we may not receive MAA approval or such approval may be substantially delayed or withdrawn. Any of these events could materially adversely affect our business, financial condition and results of operations.

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

Although IPLEX™ was granted Orphan Drug Designation for multiple indications, another party may still obtain orphan drug or pediatric exclusivity for a product that is essentially the same as IPLEX™ for the treatment of growth disturbance due to Severe Primary IGFD. This will materially adversely affect our business, financial condition and results of operations.

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

Failure to successfully manufacture our products could materially adversely affect our business, financial condition and results of operations. We are manufacturing IPLEX™ at out facility in Boulder, Colorado and intend to enter into strategic alliances with other parties that have established commercial scale manufacturing capabilities. There can be no assurance that our facility will have the capacity to produce the required products nor that we will enter into such strategic alliances on terms favorable to us or at all. If we are unable to increase production capacity at our facility or establish and maintain relationships with third parties for manufacturing sufficient quantities of our product candidates and their components that meet our planned time and cost parameters, the development and timing of our pre-clinical and clinical trials may be adversely affected.

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

We have manufactured IPLEX™ at our facility and at Avecia’s site at Billingham, England., IPLEX™ has never been manufactured by Avecia in quantities necessary for commercialization; If we are unable to manufacture sufficient quantities of IPLEX™ at our facility or such manufacture is delayed it could materially adversely affect our business, financial condition and results of operations.

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

There can be no assurance that IPLEX ™ or any of our other products that may be approved for marketing will achieve market acceptance. If our products do not receive market acceptance for any reason, it will adversely affect our business, financial condition and results of operations. The degree of market acceptance of any products we develop will depend on a number of factors, including:

•	the establishment and demonstration in the medical community of the clinical efficacy and safety of our products;

•	their potential advantage over existing and future treatment methods;

•	their price; and

•	reimbursement policies of government and third-party payers, including hospitals and insurance companies.

For example, even though we obtained FDA regulatory approval to sell IPLEX ™ , physicians and healthcare payers could conclude that IPLEX ™ is not safe and effective and physicians could choose not to use it to treat patients. Our competitors may also develop new technologies or products which are more effective or less costly, or that seem more cost-effective than IPLEX ™ or our other products.

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

Infringement Claims

We are currently defending patent infringement claims brought against us. On December 20, 2004, Tercica and Genentech (sometimes referred to as the “Plaintiffs”) filed a complaint against Avecia Limited and us in the United Kingdom at the High Court of Justice, Chancery Division, Patents Court alleging infringement of EP patent No. 571,417, or the ‘417 patent. The ‘417 patent has claims directed to particular uses of a combination of IGFBP-3 and IGF-1. In the complaint, Tercica asked the court for an injunction to restrain allegedly infringing activity, for a declaration that the ‘417 patent is valid and infringed, for an order requiring the delivery or destruction of allegedly infringing articles and materials and for an inquiry into possible economic damages. In May 2005, we filed for summary judgment to dismiss the complaint, but our motion was denied. A trial date in this litigation has not been set and no substantial activities in this lawsuit have occurred since the hearing for the summary judgment.

In addition, on December 23, 2004, Genentech and Tercica sued us for infringement of U.S. Patent Nos., 5,187,151 (“the ‘151 patent”) and 6,331,414 (“the ‘414 patent”) in the United States District Court for the Northern District of California. These patents are directed to certain methods of using rhIGF-1/rhIGFBP-3 and methods of producing rhIGF-1, respectively. On February 16, 2005, Tercica filed an amended complaint, adding an infringement allegation against us with respect to U.S. Patent No. 5,528,287, or the ‘287 patent. The claims of the ‘287 patent are directed to DNA encoding BP53 (i.e. IGFBP-3) and recombinant constructs, transformed host cells and methods for using the same. Genentech and Tercica claim that the production or use of IPLEX, a complex of rhIGF-1/rhIGFBP-3, will infringe these patents and that the infringement was willful. We moved to dismiss the amended complaint for lack of jurisdiction and on other grounds. At a hearing on the motion on April 15, 2005, the court granted our motion and dismissed the case with leave for the Plaintiffs to refile the complaint. A second amended complaint was filed on April 22, 2005 by Genentech and Tercica against us that, among other things added Celtrix Pharmaceuticals, a wholly-owned subsidiary, as a defendant. We moved to dismiss the portion of the second amended complaint that relates to the ‘287 patent. On June 29, 2005, the Court denied our motion to dismiss. On July 14, 2005, Insmed filed our answer and counterclaims, in which we denied infringement and sought a declaratory judgment that the asserted patents are not infringed, are invalid, and/or are unenforceable. The reply to the counterclaims by Genentech and Tercica was filed on August 5, 2005. On October 17, 2005, Tercica and Genentech filed a third amended complaint adding Insmed Therapeutic Proteins, our wholly-owned subsidiary, as a defendant. The answer and counterclaims in response to the third amended complaint were filed by us on October 27, 2005. Discovery is complete and a trial began on November 6, 2006.

On May 27, 2005, Genentech and Tercica filed a motion for preliminary injunction seeking an order barring us, until trial, from making, using or selling IPLEX™ with respect to its allegations of infringement of U.S. Patent Nos. 6,331,414 and 5,187,151, and requesting that we be required to share any Orphan Drug Exclusivity we obtain with Tercica. We filed an opposition to the motion for a Preliminary Injunction on June 10, 2005. On June 16, 2005, Genentech and Tercica withdrew their motion for a preliminary injunction, but reserved the right to refile the motion for a preliminary injunction. We cannot predict whether Genentech and Tercica will seek a preliminary injunction at another time.

On May 19, 2006, a hearing was held to determine claim construction and to address summary judgment motions. On June 30, 2006, the Court issued its ruling on the meaning of the terms of the claims and on several summary judgment motions. The Court adopted some claim interpretations proposed by Plaintiffs and others proposed by us. It also adopted some interpretations that were modifications of those proposed by the parties. Among the motions for summary judgment granted by the court was our motion of summary judgment of no infringement for activities of Celtrix prior to the acquisition of Celtrix by us or prior to FDA approval of IPLEX™. The Court’s rulings did not fully resolve all of the pending issues regarding any of the three patents. The remaining issues will be resolved at trial, which began on November 6, 2006.

With respect to the ‘414 patent, the Court granted the Plaintiffs’ Motion that we infringes claim 1, 2, and 9 of the ‘414 patent. On July 7, 2006, we moved for leave to file a motion for reconsideration of the portion of the Court’s Order finding infringement of claims 1 and 2. The Court granted our Motion for Leave on September 29, 2006, and the Motion for Reconsideration is currently pending. The Court found that due to disputes of material fact, our invalidity defenses will need to be resolved at trial and therefore denied our motion for summary judgment that the claims at issue are invalid.

With respect to the ‘151 patent, the Court granted the Plaintiffs’ motion for partial summary judgment that the patent was not invalidated by certain prior art. Because of the claim constructions it adopted and disputes of material fact, the Court denied our motion for summary judgment on non-infringement of the ‘151 patent. The question of infringement will now need to be resolved at trial. Our defense that the ‘151 patent is unenforceable due to inequitable conduct will be resolved at trial.

With respect to the ‘287 patent, the Court ruled on the scope of one disputed claim term. The issue of whether Insmed infringes the ‘287 patent or whether the claims at issue are valid remain to be resolved at trial.

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

On June 9, 2006, the Court granted our Motion to Dismiss the Complaint. In dismissing the Complaint, the Court ruled, among other things, that Tercica had not met its burden of establishing that the alleged statements made by us constitute “false advertising”, or that the Court had jurisdiction over us in this case and that the venue was proper. Further, by dismissing Tercica’s complaint without leave to amend, the Court recognized that the deficiencies in Tercica’s lawsuit could not be cured by filing another lawsuit against us in the United States District Court for the Northern District of California. We previously notified Tercica that we would seek fees and costs related to Tercica’s baseless lawsuit. Given the Court’s ruling, We will pursue a motion with the Court seeking reimbursement of fees and costs related to this lawsuit.

On June 12, 2006, Tercica, filed a complaint in the U.S. District Court for the Eastern District of Virginia, Richmond division alleging we violated the Lanham Act and related statutes relating to false advertising and unfair competition. Tercica’s re-filing added new allegations of false and misleading advertising that we disseminated specifically to pediatric endocrinologists, who for purposes of the Lanham Act and related statutes, are among the relevant community of consumers affected. We filed a Motion to Dismiss this new complaint on July 27, 2006. On October, 3, 2006, the Court granted that motion in part and dismissed several portions of Tercica’s claims.

On October 13, 2006, we filed a counterclaim for false advertising against Tercica. In that counterclaim, we maintain that Tercica has made numerous unlawful, false and misleading statements concerning the parties’ products, including misrepresentations that Increlex is the most convenient, stable and easy-to-handle Primary IGFD treatment; false statements that our IPLEX™ product requires “special equipment” or “elaborate thawing” procedures; statements that falsely minimize concerns about the incidence of severe hypoglycaemia during treatment with an IGF-1 drug (in contrast to Tercica’s admissions to the FDA); and unfair and misleading price comparisons, which misrepresent the relative costs of using Increlex™ and IPLEX.

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

Our common stock is listed on the NASDAQ Global Market under the ticker symbol “INSM.” The market price of our stock has been and may continue to be highly volatile, and announcements by us or by third parties may have a significant impact on our stock price. These announcements may include:

•	our listing status on the NASDAQ Global Market;

•	results of our clinical trials and pre-clinical studies, or those of our corporate partners or our competitors;

•	our operating results;

•	developments in our relationships with our corporate partners;

•	developments affecting our corporate partners;

•	negative regulatory action or regulatory approval with respect to our announcement or our competitors’ announcement of new products;

•	government regulations, reimbursement changes and governmental investigations or audits related to us or to our products;

•	developments related to our patents or other proprietary rights or those of our competitors;

•	changes in the position of securities analysts with respect to our stock; and/or

•	operating results below the expectations of public market analysts and investors.

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

In addition, in May 2001 our Board approved the adoption of a Shareholder Rights Plan under which shareholders received rights to purchase new shares of preferred stock if a person or group acquires 15% or more of our common stock. These provisions are intended to discourage acquisitions of 15% or more of our common stock without negotiations with our Board. The rights trade with our common stock, unless and until they are separated upon the occurrence of certain future events. Our Board may redeem the rights at a price of $0.01 per right prior to the time a person acquires 15% or more of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to Securities Exchange Act Rules 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin P. Tully, C.G.A., Executive Vice President and Chief Financial Officer of Insmed Incorporated, pursuant to Securities Exchange Act Rules 13a-14(a) and amended-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Kevin P. Tully, C.G.A., Executive Vice President and Chief Financial Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED
(Registrant)

Date: November 08, 2006	By:	/s/ Kevin P. Tully
Kevin P. Tully, C.G.A.,
EVP & Chief Financial Officer