Form 10-Q
period 2007-03-31
INSMED INC
filed 2007-05-10
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-30739

INSMED INCORPORATED

(Exact name of registrant as specified in its charter)

Virginia	54-1972729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8720 Stony Point Parkway	(804) 565-3000
Richmond, Virginia 23235	(Registrant’s telephone number,
(Address of principal executive offices)	including area code)

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

As of May 1, 2007, the latest practicable date, there were 101,327,502 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSMED INCORPORATED

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$12,036	$24,112
Restricted cash	493	407
Accounts receivable, net	111	241
Inventories	—	576
Other current assets	35	87

Total current assets	12,675	25,423

Long-term assets:
Restricted cash - long term	2,325	2,708
Investments	500	—
Deferred financing costs, net	201	209
Property and equipment, net	7	8

Total long-term assets	3,033	2,925

Total assets	$15,708	$28,348

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,251	$7,187
Accrued project costs & other	568	1,115
Payroll liabilities	2,114	1,302
Interest payable	23	23
Deferred rent	54	54

Total current liabilities	7,010	9,681

Long-term liabilities:
Convertible debt	5,125	5,125
Debt discount	(1,891)	(1,964)

Net convertible debt	3,234	3,161

Asset retirement obligation	1,773	1,626

Total liabilities	12,017	14,468

Stockholders’ equity:
Common stock; $.01 par value; authorized shares 500,000,000; issued and outstanding shares, 101,327,502 in 2007 and 101,328,118 in 2006	1,013	1,013
Additional paid-in capital	323,728	323,664
Accumulated deficit	(321,050)	(310,797)

Net stockholders’ equity	3,691	13,880

Total liabilities and stockholders’ equity	$15,708	$28,348

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED

Consolidated Statements of Operations

(in thousands, except per share data - unaudited)

	Three Months Ended March 31
	2007	2006
Sales, net	$423	$—
Royalties	35	54
License income	500	—
Other expanded access program income	702	—

Total revenues	1,660	54

Operating expenses:
Cost of goods sold	576	—
Research and development	6,105	7,174
Selling, general and administrative	5,382	3,800

Total expenses	12,063	10,974

Operating loss	(10,403)	(10,920)

Interest income	301	312
Interest expense	(151)	(2,819)

Net loss	$(10,253)	$(13,427)

Basic and diluted net loss per share	$(0.10)	$(0.17)

Shares used in computing basic and diluted net loss per share	101,328	79,987

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED

Consolidated Statements of Cash Flows

(in thousands - unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(10,253)	$(13,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82	2,726
Stock based compensation expense	56	270
Stock options issued for services	8	20
Changes in operating assets and liabilities:
Accounts receivable	130	—
Inventory	576	—
Other assets	52	50
Accounts payable	(2,936)	1,275
Accrued project costs	(547)	(1,986)
Payroll liabilities	812	(648)
Deferred rent	—	(82)
Asset retirement obligation	147	148
Interest payable	—	(24)

Net cash used in operating activities	(11,873)	(11,678)

Investing activities
Purchases of investments	(500)	—

Net cash used in investing activities	(500)	—

Financing activities
Proceeds from issuance of common stock
Public offering - issuance of 23 million shares	—	43,240
Issuance costs	—	(316)
Warrants converted into shares	—	8,810
Other	—	28

Total proceeds from issuance of common stock	—	51,762
Costs incurred in conjunction with issuance of debt	—	—
Cash restricted to restricted letters of credit	297	288

Net cash provided by financing activities	297	52,050

Increase (Decrease) in cash and cash equivalents	(12,076)	40,372
Cash and cash equivalents at beginning of period	24,112	18,835

Cash and cash equivalents at end of period	$12,036	$59,207

Supplemental information
Cash paid for interest	$71	$83

The accompanying notes are an integral part of these consolidated financial statements.

Insmed Incorporated

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable Securities and Exchange Commission regulations for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements contained in the Annual Report on Form 10-K of Insmed Incorporated (“Insmed”, the “Company”, “us” “we” or “our”), for the fiscal year ended December 31, 2006. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Insmed Therapeutic Proteins, Insmed Pharmaceuticals, Incorporated and Celtrix Pharmaceuticals, Incorporated (“Celtrix”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider investments with maturities of three months or less when purchased to be cash equivalents.

On April 14, 2004, we announced that we had acquired a lease to operate a recombinant protein manufacturing facility located in Boulder, Colorado. We intended to use the facility for the commercial manufacture of our FDA approved product, IPLEX™. We provided a Letter of Credit to the landlord of the manufacturing facility in the amount of $0.5 million for prepayment of the remaining outstanding lease term of approximately one year and a Letter of Credit to Baxter Healthcare Corporation for $2.2 million to cover facility restoration expenses upon termination of the lease. These amounts are classified as restricted cash on the balance sheet. The accrued restoration expenses as of March 31, 2007 were $1.8 million and are recorded as an asset retirement obligation on the balance sheet. Accretion expense for the quarters ended March 31, 2007 and 2006, totaled $0.2 million and $0.2 million respectively.

Fair Value of Financial Instruments

We consider the recorded cost of our financial assets and liabilities, which consist primarily of cash and cash equivalents to approximate the fair value of the respective assets and liabilities at March 31, 2007 and December 31, 2006 due to the short-term maturities of these instruments. We also hold an investment in an equity security classified as an “available-for-sale” security which is reported at fair value based on quoted market prices. Changes in the fair market value of the investment will be recognized in other comprehensive income. The carrying value of the convertible debt is $5.1 million which approximates fair value. This is calculated using the intrinsic value of the conversion feature.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement requires that share-based transactions be accounted for using a fair-value-based method to recognize non-cash compensation expense; this expense is recognized ratably over the requisite service period, which generally equals the vesting period of options, and is adjusted for expected forfeitures. We adopted this standard at the beginning of 2006 using the modified prospective method.

Revenue Recognition

We record revenue from product sales when the goods are delivered and title passes to the customer. At the time of sale, estimates for sales deductions, including rebates to government agencies, are recorded. These provisions are provided for in the same period the related product sales are recorded. Following the settlement agreement with Tercica and Genentech on March 6, 2007, we ceased to supply IPLEX to patients and discontinued sales of IPLEX product as of March 7, 2007. Revenue from the expanded access program is recognized when the drugs have been provided to program patients and collectibility is assured. License income is recognized as revenue when the milestones are achieved and payments are due.

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

Litigation costs, as they relate to our patents were recorded as research and development expenditures through the March 31, 2006. From April 1, 2006 through March 6, 2007 we shifted from research and development operations to commercial operations and litigation costs were recorded as selling, general and administrative expenses. We are currently focused on research and development operations and our litigation expenses are expensed as research and development expenses.

Income Taxes

Income taxes are accounted for in accordance with FASB Statement No. 109 Accounting for Income Taxes (“FASB 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect a change in tax rates has on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Net Loss Per Share

Basic net loss per share is computed based upon the weighted average number of common shares outstanding during the year. Our diluted net loss per share is the same as our basic net loss per share because all stock options, warrants, and other potentially dilutive securities are antidilutive and, therefore, excluded from the calculation of diluted net loss per share.

3. Recent Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on disclosure requirements, measurement and classification provisions, and transition requirements. We implemented FIN 48 on January 1, 2007 and due to the accumulated loss position of the Company, such implementation did not have a material impact on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FASB 157”), which establishes a common definition for fair value under U.S. generally accepted accounting principles and creates a framework for measuring fair value. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FASB 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements and future impact of FASB 157 on its financial statements.

4. Equity Compensation Plan Information

As of March 31, 2007, we had two equity compensation plans under which we were granting stock options and shares of non-vested stock. We are currently granting stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors and the Board of Directors (the “Board”).

The 2000 Plan was originally adopted by the Board and approved by our shareholders in 2000. Its original ten-year term was extended to March 15, 2015 when the plan was last amended. Under the terms of the 2000 Plan, we are authorized to grant a variety of incentive awards based on our common stock, including stock options (both incentive options and non-qualified options), performance shares and other stock awards. The 2000 Plan currently provides for the issuance of a maximum of 9,250,000 (adjusted for stock splits) shares of common stock. These shares are reserved for awards to all participants in the 2000 Plan, including non-employee directors.

The 2000 ESPP was adopted by the Board on April 5, 2000 and approved by our shareholders on the same date. It was amended by the Board to increase the number of shares available for issuance, and such amendment was approved by our shareholders on May 11, 2005. The 2000 ESPP was subsequently amended and restated by action of the Board on October 4, 2006 and the amendment and restatement was approved by our shareholders on December 14, 2006. Under the terms of the 2000 ESPP, eligible employees have the opportunity to purchase our common stock through stock options granted to them. An option gives its holder the right to purchase shares of our common stock, up to a maximum value of $25,000 per year. The 2000 ESPP provides for the issuance of a maximum of 1,500,000 shares of our common stock to participating employees.

The following table presents information as of March 31, 2007, with respect to the 2000 Plan and the 2000 ESPP.

Plan Category (1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity Compensation Plans Approved by Shareholders:
Amended and Restated 2000 Stock Incentive Plan (3)	5,372,394	$2.41	3,069,949
Amended and Restated 2000 Employee Stock Purchase Plan	—	—	901,948

Total:	5,372,394	$2.41	3,971,897

(1)	We do not have any equity compensation plans that have not been approved by our shareholders.
(2)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(3)	To the extent that stock options or stock appreciation rights granted under the 2000 Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock or performance units are forfeited, the shares of common stock underlying such grants will again become available for purposes of the 2000 Plan.

A summary of the status of our stock options as of March 31, 2007, and changes for the three months then ended is presented below:

Description	2007	Weighted average exercise price	Weighted average remaining contractual life in years
Options outstanding at January 1, 2007	6,563,932	$3.04
Granted	50,000	1.01
Exercised	—	—
Cancelled	(1,241,538)	2.69

Options outstanding at March 31, 2007	5,372,394	2.41	3.92

Exercisable at March 31, 2007	3,664,069	$2.82	3.74

The fair value of the options granted during the three months ended March 31, 2007, and 2006, was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the weighted average assumptions described below:

	2007	2006
Volatility Rate	91%	113%

Interest Rate	4.65%	4.3%

Dividends	0	0

Expected Term	3.47	2.59

Cancellations/Expirations	32%	27%

5. Convertible Debt Financings

On March 15, 2005, we entered into several purchase agreements with a group of institutional investors, pursuant to which we issued and sold to such investors certain 5.5% convertible notes in the aggregate principal amount of $35,000,000, which convert into a certain number of shares of our common stock (the “2005 Notes”) as well as warrants to purchase, in the aggregate, approximately 14,864,883 shares of our common stock, at an exercise price of $1.36 per share (the “2005 Warrants”).

The principal of each 2005 Note will mature and be payable in nine quarterly installments of approximately $3,890,000 each commencing on March 1, 2008. As of June 1, 2005, the holders of the 2005 Notes began to receive interest payments at a rate of 5.5% per annum, and such interest payments are payable quarterly until March 1, 2008. Any outstanding 2005 Notes must be repaid in cash or converted into shares of our common stock by March 1, 2010. Subject to the terms of the purchase agreements, the holders of the 2005 Notes may convert such notes into shares of our common stock at a conversion price of $1.295 per share (as adjusted in accordance with certain adjustments for stock splits, dividends and the like) at any time prior to the close of business on March 1, 2010. The 2005 Notes were initially convertible into, in the aggregate, 27,027,027 shares of our common stock. The holders of the 2005 Notes have the right to require us to repurchase such notes with cash payments upon the occurrence of specified “events of default” and “repurchase events” described in the 2005 Notes. The 2005 Warrants were initially exercisable in the aggregate for 14,864,883 shares of common stock at an exercise price of $1.36 per share. The 2005 Warrants will expire on March 15, 2010.

In connection with the issuance of the 2005 Notes and 2005 Warrants, we entered into registration rights agreements with the purchasers thereof pursuant to which we agreed to file a registration statement under the Securities Act of 1933, registering for resale the shares of our common stock issuable upon the conversion of the 2005 Notes or exercise of the 2005 Warrants.

Between April 1, 2005 and March 31, 2007, we received notices from certain holders of the 2005 Notes electing to voluntarily convert approximately $29,875,000 principal amount of such notes into approximately 23,069,498 shares of common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the 2005 Notes. Following such conversions and as of March 31, 2007, $5,125,000 principal amount of the Convertible Notes remained outstanding.

At March 31, 2007 there were 19,215,362 shares reserved for issuance for all outstanding notes, warrants and options.

6. Restructuring Plan

On February 21, 2007, our Board committed to a business restructuring plan following our announcement of the Settlement

Agreement with Tercica, Inc. and Genentech, Inc, which laid out the terms for settlement of all of the outstanding litigation between the parties and includes our agreement to withdraw IPLEX from the short stature market. The restructuring eliminated our commercial department and downsized our manufacturing facility located in Boulder, Colorado resulting in an immediate reduction of approximately 34% of our previous workforce of 150. Employees who were affected by the restructuring were provided with severance payments.

As a result of the restructuring plan, we incurred a one-time restructuring charge in March 2007 of approximately $1.7 million for severance payments. The $1.7 million represents the total amount of restructuring charge to be incurred including future cash expenditures. These charges were recorded as research and development expenses and selling, general and administrative expenses in the income statement and the remaining payouts are classified as payroll liabilities on the balance sheet.

7. Legal Proceedings

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

On March 6, 2007, we reached a settlement agreement ending all litigation with Tercica and Genentech. Pursuant to the settlement agreement, we agreed to cease sales and marketing of IPLEX in the United States and agreed to withdraw our European Marketing Authorization Application for IPLEX. We continue to provide IPLEX to named patients with Amyotrophic Lateral Sclerosis (“ALS”) in Italy under our Expanded Access Program. The settlement agreement also gives us the right, through a worldwide development partnership with Tercica and Genentech, to market IPLEX for conditions not related to short stature. These indications include severe insulin resistance, myotonic muscular dystrophy (“MMD”) and HIV-associated adipose redistribution syndrome (“HARS”), among others. The development partnership includes provisions that give us a 50% share of profits and reimbursement for 50% of development costs if either Tercica or Genentech exercises opt-in rights for marketing of IPLEX in any of these new indications that we develop. In addition, as part of the settlement agreement, Tercica and Genentech waived the damages awarded by the jury in the patent infringement suit from the District Court for the Northern District of California.

7. Subsequent Events

On April 16, 2007 we received $1,000,000 from NAPO Pharmaceuticals for delivering certain clinical information to them in accordance with the terms of our license agreement.

On May 4, 2007, we sold 20,255,367 shares of the our common stock and warrants to purchase up to 2,025,536 shares of our common stock. The price to the investors was $0.90 per unit, which was comprised of one share of our common stock and a warrant to purchase 0.1 shares of our common stock. The units were not issued or certificated and the shares of common stock and warrants were immediately separable and issued separately. The warrants may be exercised between November 3, 2007 and May 3, 2012 and have an exercise price of $1.10 per share. The offering was made pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-131535) previously filed with the Securities and Exchange Commission. Net proceeds from the offering are expected to be approximately $16.9 million.

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

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of factors discussed in Part II. Item 1A “Risk Factors” and elsewhere in this report. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K, for the year ended December 31, 2006.

Overview

We are a biopharmaceutical company focused on the development of drugs to treat metabolic diseases and endocrine disorders within niche markets that have unmet medical needs. Our development activities involve drugs that modulate IGF-1 activity in the human body. In the past, we were focused on development and commercialization of IPLEX, our once-daily IGF-1 replacement therapy, for the treatment short stature disorders. IPLEX is a complex of recombinant human IGF-I and its binding protein IGFBP-3 (rhIGF-I/rhIGFBP-3). IPLEX was approved by the FDA for the treatment of short stature disorders, in December 2005 and was commercially launched in the second quarter of 2006. As a result of our recent settlement agreement with Tercica and Genentech, as discussed below, we have withdrawn IPLEX from the short-stature market.

On March 6, 2007, we reached a settlement agreement which ended all ongoing litigation with Tercica and Genentech. Pursuant to the settlement agreement, we agreed to cease sales and marketing of IPLEX in the United States and agreed to withdraw our European Marketing Authorization Application for IPLEX. We will continue to provide IPLEX to named patients with ALS in Italy under our Expanded Access Program. The settlement agreement also gives us the right, through a worldwide development partnership with Tercica and Genentech, to market IPLEX for conditions not related to short stature. These indications include MMD, HARS and retinopathy of prematurity (ROP) among others. The development partnership includes provisions that give us a 50% share of profits and reimbursement for 50% of development costs if either Tercica or Genentech exercises opt-in rights for marketing of IPLEX in any of these new indications that we develop. In addition, as part of the settlement agreement, Tercica and Genentech waived the damages awarded by the jury in the patent infringement suit from the District Court for the Northern District of California.

As a result of our settlement agreement with Tercica and Genentech, we decided to restructure our business and refocus our efforts. As part of our restructuring plan, our commercial operations unit was eliminated and production at our manufacturing facility in Boulder, Colorado, was scaled back, to reflect the reduced product requirement. In connection with this restructuring, our workforce was reduced by approximately 34%. We are refocusing our business to capitalize on the therapeutic opportunities presented by our current product candidates by developing them for the treatment of metabolic diseases and endocrine disorders and oncology. As a result of taking IPLEX off the market, we incurred an impairment charge of $7.1 million in certain capital equipment and inventory which is reflected in our fiscal 2006 financial statements. The total cost of the severance awards granted pursuant to the restructuring plan was approximately $1.7 million and is reflected in our March 31, 2007 financial results.

We have not been profitable and have accumulated deficits of approximately $321 million through March 31, 2007. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. Moving forward our major source of income is expected to be the cost recovery charges for our Expanded Access Program and our major expenses will be for research and development of our product candidates. In general, our expenditures may increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

Research and Development Activities

We are engaged in the research and development of potential drug products for the treatment of metabolic diseases and endocrine disorders. All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and have amounted to approximately $154 million for the time period since our inception, November 1999 through March 31, 2007. Research and development expenses consist primarily of salaries and related expenses, costs to develop and manufacture products and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

Our research and development efforts for other products are in their early stages and include primarily research and development regarding rhIGFBP-3 for the treatment of various cancers and INSM-18 for the treatment of various tumors. These products are either in preclinical stages or, Phase I and II clinical trials. All of our research and development expenditures related to these early-stage products and our efforts associated with IPLEX are significantly interrelated as they are all associated with drugs that modulate IGF-I activity in the human body. A significant finding in any one drug for a particular indication may provide benefits to our efforts across all of these products. All of these products also share a substantial amount of our common fixed costs such as salaries, facility costs, utilities and maintenance. Given the small portion of research and development expenses that are related to products other than IPLEX we have determined that very limited benefits would be obtained from implementing cost tracking systems that would track cost information on a product-by-product basis.

In the near term, we intend to focus substantially all of our research and development resources on the expansion of IPLEX into other indications. Our plans to expand IPLEX into additional indications are expected to represent our main research and development focus and expense in 2007. Our thrust to develop our other early-stage products will continue, but we expect those efforts to account for a much smaller portion of our research and development expenditures. These estimates are based on currently available information and we can provide no assurance that our research and development plans will not change in the future.

Our plans also include entering into arrangements, which can help us in developing our product candidates. Towards this end, on January 5, 2007, Insmed Incorporated entered into an agreement with NAPO Pharmaceuticals, whereby NAPO licensed from Insmed the technology surrounding INSM-18 also know as Masoprocal. The license gives NAPO the right to develop, manufacture and commercialize Masoprocal products for any indications relating specifically to diabetes, cardiac disease, vascular disease, metabolic disease and Syndrome X. The agreement calls for payments from NAPO to Insmed upon the delivery of certain milestones. On January 12, 2007, upon signing the contract, we received $500,000 which, as part of the agreement, we immediately used to purchase 270,611 shares of NAPO common stock at the closing trading price of £0.94 ($1.85 in US funds). Further, on April 16, 2007, we received $1,000,000 from NAPO for delivering certain clinical information to them in accordance with the terms of the license agreement.

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

Results of Operations

Revenues for the three months ended March 31, 2007 were $1,660,000 as compared with $54,000 for the corresponding period of 2006. The revenue figures include commercial sales, sales to patients in our named patient and expanded access programs, license income and royalties.

The net loss for the three months ended March 31, 2007 was $10.3 million or $0.10 per share, as compared to the net loss of $13.4 million or $0.17 per share for the corresponding period of 2006. The $3.2 million reduction in the net loss was due to a $2.7 million decrease in interest expense and a $1.6 million increase in revenues, offset by a $1.1 million increase in operating expenses. The decrease in interest expense results from lower amortization of the debt discount associated with the March 2005 financing as an acceleration of the discount took place in the first quarter of 2006 due to a conversion of notes into shares. The increase in revenues relates to the addition of commercial sales, the recognition of the licensing revenue from NAPO and increased expanded access income which, during the first quarter of 2006, was classified as a reduction in expense. The rise in selling, general and administrative (SG&A) expenses for the first quarter of 2007 as compared to the corresponding period of 2006 is mainly due to the severance costs associated with our business restructuring which were partially offset by reduced litigation expenses. The litigation expenses were recorded in research and development during the first quarter of 2006 and are currently recorded in selling, general and administrative expenses as we had moved from research and development to commercial operations through the first quarter of 2007. The cost of goods sold (COGS) for the first quarter of 2007 reflected the cost of all the remaining commercial inventory as commercial sales ceased on March 7, 2007 in accordance with the Tercica and Genentech settlement agreement.

As of March 31, 2007, we had total cash and cash equivalents of $12.0 million which represents a decrease of $12.1 million from December 31, 2006. This decrease is due to the $11.9 million in net cash used in support of our business operations and $0.5 million used to purchase investments, which was partially offset by a $0.3 million reduction in a letter of credit. With the recent financing in place we expect to end 2007 with a cash balance of between $15 million and $18 million.

Liquidity and Capital Resources

At March 31, 2007, our cash and cash equivalents of $12.0 million were invested in investment grade, interest-bearing securities. On May 4, 2007, we sold 20,255,367 shares of the Company’s common stock, $0.01 par value per share. The price to the investors was $0.90 per share. Net proceeds from the offering is expected to be approximately $16.9 million. Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations. We will need to raise substantial additional funds to continue development and commercialization of our product candidates. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

Contractual Obligations

The following table provides a summary of certain of our significant contractual obligations as of March 31, 2007:

(in thousands)

	Payments Due by Years
	Total	2007	2008	2009	2010	2011	2012 & Beyond
Long term debt (1)	$5,689	$212	$2,513	$2,387	$577	$—	$—
Operating lease obligations	7,638	734	2,999	647	631	419	2,208

	$13,327	$946	$5,512	$3,034	$1,208	$419	$2,208

(1)	Long-term debt obligations reflect the future interest and principal payments of the 2005 Notes outstanding as of March 31, 2007. The 2005 Notes become due in quarterly installments beginning on March 1, 2008 if not converted to shares of our common stock at an earlier date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at March 31, 2007, had $12.0 million invested in money market instruments and investment grade corporate debt. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at March 31, 2007 are all less than one year minimizes such risks. In addition, while a hypothetical decrease in market interest rates of 10% from March 31, 2007 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of certain members of our management team, including the Chairman of our Board and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the

Securities Exchange Act of 1934. Based upon that evaluation, the Chairman of our Board and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting. During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information presented in Section 7 of Item 1 (“Legal Proceedings”) of Part 1 of this Form 10-Q is incorporated herein by reference.

In addition to the foregoing, we are not currently a defendant in any matter of litigation, however, we could be involved in litigation in the future that could arise out of the normal course of business. Although it is difficult to predict if we will become involved in future litigation, management believes that any ultimate outcome would not materially affect our financial position, results of operations or cash flows.

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

In Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 16, 2007, we described risk factors related to our operations. Our updated risk factors are included below in this Item 1A.

You should consider carefully the following risk factors, together with all of the other information included in this quarterly report on Form 10–Q. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

RISK RELATED TO OUR BUSINESS

We will need additional funds in the future to continue our operations, but we face uncertainties with respect to our access to capital that could materially adversely impact our business, financial condition and results of operations.

We will require substantial future capital to implement our revised business plan with a renewed focus on research and development activities. As of March 31, 2007, we had $12.0 million of cash on hand. On May 4, 2007, we raised additional net cash of approximately $16.9 million. . However, our future capital requirements will depend on many factors, including factors associated with:

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

We may also need to spend more money than currently expected because we may further change our drug development plans, acquire additional drugs or product candidates or we may misjudge our costs. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable. There can be no assurance that our cash reserves together with any subsequent funding will satisfy our capital requirements. The failure to satisfy our capital requirements will adversely affect our business, financial condition and results of operations. Our independent registered public accounting firm has expressed their view that there are material uncertainties which cast significant doubt upon our ability to continue as a going concern. The addition of this going concern disclosure may discourage investors from purchasing our stock.

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

The development program with respect to any given potential product will take many years and thus delay our ability to generate profits. In addition, potential products that appear promising at early stages of development may fail for a number of reasons, including the possibility that the products may require significant additional testing or turn out to be unsafe, ineffective, too difficult or expensive to develop or manufacture, too difficult to administer, or unstable. In order to conduct the development programs for our products we must, among other things, be able to successfully:

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

We have a history of operating losses and an expectation that we will generate operating losses for the foreseeable future, we may not achieve profitability for some time, if at all.

We are focused on the development and commercialization of product candidates for the treatment of metabolic and endocrine disorders with unmet medical needs. We have incurred losses in each year we have been in operation and we expect to continue incurring operating losses for the foreseeable future. The process of developing and commercializing our products requires significant preclinical testing and clinical trials as well as regulatory approvals for commercialization and marketing before we were allowed to begin product sales. In addition, commercialization of our product candidates requires us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities. We expect that these activities, together with our general and administrative expenses, will result in substantial operating losses for the foreseeable future. As of March 31, 2007, our accumulated deficit was $321 million and our consolidated net loss was $10.3 million.

We currently have three lead product candidates, IPLEX, rhIGFBP-3 and INSM-18. IPLEX is currently in a Phase II clinical study for the treatment of MMD, a Phase II clinical trial for the treatment of HARS and a Phase I clinical trial for the treatment of ROP. Our second compound, rhIGFBP-3, is currently in a Phase I clinical study of breast cancer. A Phase I/II clinical trial of our third compound, INSM-18, in patients with refractory prostate cancer has recently been completed. Other clinical studies with these compounds are contemplated.

If our products fail in preclinical or clinical trials or if we cannot enroll enough patients to complete our clinical trials, such failures may adversely affect our business, financial condition and results of operations.

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

We may be required to conduct broad, long-term clinical trials to address concerns that the long-term use of one of our product candidates, IPLEX, in broader chronic indications might increase the risk of diabetic retinopathy. This may materially adversely affect our business, financial condition and results of operations.

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

We cannot be certain that we will obtain regulatory approvals in the United States, European Union or other countries. The failure to obtain such approvals may materially adversely affect our business, financial condition and results of operations.

We are required to obtain various regulatory approvals prior to studying our products in humans and then again before we market and distribute our products. The regulatory review and approval process required to perform a clinical study in both the United States and European Union includes evaluation of preclinical studies and clinical studies, as well as the evaluation of our manufacturing process. This process is complex, lengthy, expensive, resource intensive and uncertain. Securing regulatory approval to market our products also requires the submission of extensive preclinical and clinical data, manufacturing information regarding the process and facility, scientific data characterizing our product and other supporting data to the regulatory authorities in order to establish its safety and effectiveness. This process is also complex, lengthy, expensive, resource intensive and uncertain. We have limited experience in filing and pursuing applications necessary to gain these regulatory approvals.

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

To market our products outside of the United States and European Union territories, we and our corporate partners must comply with numerous and varying regulatory requirements of other countries. The approval procedures vary among countries and can involve additional product testing and administrative review periods. The time required to obtain approval in these other territories might differ from that required to obtain FDA or European Agency for the Evaluation of Medicinal Products, or EMEA, approval. The regulatory approval process in these other territories includes at least all of the risks associated with obtaining FDA and EMEA approval detailed above. Approval by the FDA or the EMEA does not ensure approval by the regulatory authorities of other countries. The failure to obtain such approvals may materially adversely affect our business, financial condition and results of operations.

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

To meet our supply obligations and clinical demand for IPLEX and clinical demand for rhIGFBP-3, we plan to implement stepwise changes to our Boulder, Colorado manufacturing facility and manufacturing process this year. We must submit to the FDA information and data pertaining to these changes and the FDA must approve these changes before we will be allowed to use IPLEX or rhIGFBP-3 that is manufactured following implementation of these changes.

The available capacity for the manufacture and testing of recombinant proteins that comprise our product candidates is limited. A shutdown or disruption at our manufacturing facility whether due to technical, regulatory, force majeure, or other problems, resulting in an interruption in supply of these materials, could delay our development activities and adversely impact our business, financial condition and results of operations.

The number of contract manufacturers with the expertise and facilities to manufacture our products is extremely limited and it would take a significant amount of time and resources to arrange for alternative manufacturers. Even if we were to find alternative manufacturers, the prices they charge may not be commercially reasonable or they may only be able to provide our products in a quantity that is less than our needs. Furthermore, if we need to change to other contract manufacturers, we would also need to transfer to these new manufacturers and validate the processes and analytical methods necessary for the production and testing of our products. Any of these factors could lead to (1) the delay or suspension of our clinical studies, regulatory submissions and regulatory approvals, or (2) higher costs of production, or (3) our failure to effectively commercialize our products.

Our manufacturing facility and the facilities of contract manufacturers must undergo inspections by the FDA and the EMEA for compliance with current good manufacturing process (“cGMP”) regulations. In the event these facilities do not continue to receive satisfactory cGMP inspections for the manufacture and testing of our products, we may need to fund additional modifications to our manufacturing or testing processes, conduct additional validation studies, or find alternative manufacturing and testing facilities, any of which would result in significant cost to us as well as a significant delay of up to several years in the development of our products. In addition, our manufacturing facility and the facilities of any contract manufacturer we may utilize will be subject to ongoing periodic inspection by the FDA, the EMEA and other foreign agencies for compliance with cGMP regulations and similar foreign standards. We have limited control over contract manufacturers’ compliance with these regulations and standards, which could limit our production of our final drug product.

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

We currently rely and may in the future rely on a number of significant collaborative relationships for intellectual property rights, research funding, manufacturing, analytical services, preclinical development, clinical development and sales and marketing. For example, almost all of our clinical trial work is done in collaboration with academic institutions and we have licensed intellectual property to permit the development, manufacture and commercialization of our product candidates. Reliance on collaborative relationships poses a number of risks, including the following:

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

We can provide no assurance as to whether any issued patents, or patents that may later issue to third parties, would affect our product candidates. We can provide no assurance that such patents can be avoided, invalidated or licensed. With respect to any infringement claim asserted by a third party, we can provide no assurance that we will be successful in the litigation or that such litigation would not have a material adverse effect on our business, financial condition and results of operation. In the event of a successful claim against us for infringement or misappropriation of a third party’s proprietary rights, we may be required to:

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

Moreover, we may have to undertake costly litigation to enforce any patents issued or licensed to us or to determine the scope and validity of another party’s proprietary rights. We can provide no assurance that a court of competent jurisdiction would validate our issued or licensed patents. An adverse outcome in litigation or an interference or other proceeding in a court or patent office could materially adversely affect our business, financial condition and results of operations.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The company that obtains the first marketing approval from the FDA for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. Similar laws exist in European Union. If a competitor obtains approval of the same drug for the same indication or disease before us, we would be blocked from obtaining approval for our product for seven or more years, unless our product can be shown to be clinically superior. In addition, more than one drug may be approved by the FDA for the same orphan indication or disease as long as the drugs are different drugs. As a result, even if our product is approved and receives orphan drug exclusivity, as in the case of our drug IPLEX, the FDA can still approve different drugs for use in treating the same indication or disease covered by our product, which could create a more competitive market for us.

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

As of March 31, 2007, the 2005 Notes, 2005 Warrants and the warrants we issued by us in November 2004 and July 2003 were convertible into and exercisable for up to approximately 13.8 million shares of our common stock, representing approximately 14% of our then outstanding common stock.

As of March 31, 2007, our outstanding options to our employees, officers, directors and consultants were exercisable for up to 5.4 million shares of our common stock, representing approximately an additional five percent of our then outstanding common stock.

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

Our common stock is listed on the Nasdaq Global Market under the ticker symbol “INSM.” The market price of our stock has been and may continue to be highly volatile, and announcements by us or by third parties may have a significant impact on our stock price. These announcements may include:

•	our listing status on the Nasdaq Global Market;

•	results of our clinical studies and preclinical studies, or those of our corporate partners or our competitors;

•	our operating results;

•	developments in our relationships with corporate partners;

•	developments affecting our corporate partners;

•	negative regulatory action or regulatory approval with respect to our announcement or our competitors’ announcements of new products;

•	government regulation, reimbursement changes and governmental investigation or audits related to us or to our products;

•	developments related to our patents or other proprietary rights or those of our competitors;

•	changes in the position of securities analysts with respect to our stock; and

•	operating results below the expectations of public market analysts and investors.

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

Future sales by existing shareholders may lower the price of our common stock, which could result in losses to our shareholders. Future sales of substantial amounts of common stock in the public market, or the possibility of such sales occurring, could adversely affect prevailing market prices for our common stock or our future ability to raise capital through an offering of equity securities. Substantially all of our common stock is freely tradable in the public market without restriction under the Securities Act of 1933, unless these shares are held by “affiliates” of our company, as that term is defined in Rule 144 under the Securities Act of 1933.

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

We have not made any material changes to the procedures by which our stockholders may recommend director nominees to our Nominating Committee or our Board.

ITEM 6.	EXHIBITS

**10.1	Settlement, License and Devlopment Agreement, dated March 6, 2007, between Insmed Incorporated, Insmed Therapeutic Proteins, Inc., Celtrix Pharmaceuticals, Tercica, Inc. and Genentech, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Kevin P. Tully, C.G.A., Executive Vice President and Chief Financial Officer of Insmed Incorporated.

32.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Kevin P. Tully, C.G.A., Executive Vice President and Chief Financial Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of the Securities Exchange Act of 1934.
**	Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED
(Registrant)

Date: May 10, 2007	By:	/s/ Kevin P. Tully
Kevin P. Tully, C.G.A., EVP & Chief Financial Officer