Form 10-Q
period 2007-06-30
INSMED INC
filed 2007-08-06
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, the latest practicable date, there were 121,708,316 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED

FORM 10-Q

For the Quarterly Period Ended June 30, 2007

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSMED INCORPORATED

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$22,259	$24,112
Restricted cash	493	407
Accounts receivable, net	—	241
Inventories	—	576
Other current assets	211	87

Total current assets	22,963	25,423

Long-term assets:
Restricted cash - long term	2,325	2,708
Investments	437	—
Deferred financing costs, net	193	209
Property and equipment, net	5	8

Total long-term assets	2,960	2,925

Total assets	$25,923	$28,348

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$681	$7,187
Accrued project costs & other	413	1,115
Payroll liabilities	1,243	1,302
Interest payable	23	23
Deferred rent	54	54

Convertible debt	1,139	—
Debt discount	(403)	—

Net convertible debt	736	—

Total current liabilities	3,150	9,681

Long-term liabilities:
Convertible debt	3,986	5,125
Debt discount	(1,412)	(1,964)

Net long-term convertible debt	2,574	3,161
Asset retirement obligation	1,921	1,626

Total liabilities	7,645	14,468

Stockholders’ equity:
Common stock; $.01 par value; authorized shares 500,000,000; issued and outstanding shares, 121,708,316 in 2007 and 101,328,118 in 2006	1,217	1,013
Additional paid-in capital	340,675	323,664
Accumulated deficit	(323,551)	(310,797)
Accumulated other comprehensive loss
Unrealized loss on investment	(63)	—

Net stockholders’ equity	18,278	13,880

Total liabilities and stockholders’ equity	$25,923	$28,348

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED

Consolidated Statements of Operations

(in thousands, except per share data—unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales, net	$—	$8	$423	$8
Royalties	17	30	52	83
License income	1,045	—	1,545	—
Other expanded access program income	1,213	172	1,915	172

Total revenues	2,275	210	3,935	263

Operating expenses:
Cost of goods sold	—	23	576	23
Research and development	3,691	4,348	9,796	11,522
Selling, general and administrative	1,153	5,163	6,535	8,963

Total expenses	4,844	9,534	16,907	20,508

Operating loss	(2,569)	(9,324)	(12,972)	(20,245)

Interest income	224	577	525	889
Interest expense	(155)	(164)	(306)	(2,983)

Net loss	$(2,500)	$(8,911)	$(12,753)	$(22,339)

Basic and diluted net loss per share	$(0.02)	$(0.09)	$(0.12)	$(0.25)

Shares used in computing basic and diluted net loss per share	113,577	100,152	107,486	90,125

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED

Consolidated Statements of Cash Flows

(in thousands—unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net loss	$(12,753)	$(22,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168	2,809
Stock based compensation expense	129	481
Stock options issued for services	39	40
Changes in operating assets and liabilities:
Accounts receivable	241	(105)
Inventory	576	(1,797)
Other assets	(124)	(107)
Accounts payable	(6,507)	1,916
Accrued project costs	(702)	(636)
Payroll liabilities	(59)	116
Deferred rent	—	(165)
Asset retirement obligation	295	296
Interest payable	—	(24)

Net cash used in operating activities	(18,697)	(19,515)

Investing activities
Purchases of investments	(500)	—
Purchases of property, plant and equipment	—	(3,016)

Net cash used in investing activities	(500)	(3,016)

Financing activities
Proceeds from issuance of common stock
Public offering	18,230	43,240
Issuance costs	(1,266)	(421)
Warrants converted into shares	—	8,810
Other	83	135

Total proceeds from issuance of common stock	17,047	51,764
Changes in cash restricted to restricted letters of credit	297	288

Net cash provided by financing activities	17,344	52,052

(Decrease) Increase in cash and cash equivalents	(1,853)	29,521
Cash and cash equivalents at beginning of period	24,112	18,835

Cash and cash equivalents at end of period	$22,259	$48,356

Supplemental information
Cash paid for interest	$141	$165

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

On April 14, 2004, we announced that we had acquired a lease to operate a recombinant protein manufacturing facility located in Boulder, Colorado. We intended to use the facility for the clinical and commercial manufacture of our FDA approved product, IPLEX™ and for the production of follow-on biologics. We provided a Letter of Credit to the landlord of the manufacturing facility in the amount of $0.5 million for prepayment of the remaining outstanding lease term of approximately one year and a Letter of Credit to

Baxter Healthcare Corporation for $2.3 million to cover facility restoration expenses upon termination of the lease. These amounts are classified as restricted cash on the balance sheet. The accrued restoration expenses as of June 30, 2007 were $1.9 million and are recorded as an asset retirement obligation on the balance sheet. Accretion expense for the three and six months ended June 30, 2007 and 2006 totaled $0.2 million and $0.3 million, respectively.

Fair Value of Financial Instruments

We consider the recorded cost of our financial assets and liabilities, which consist primarily of cash and cash equivalents, to approximate the fair value of the respective assets and liabilities at June 30, 2007 and December 31, 2006 due to the short-term maturities of these instruments. We also hold an investment in NAPO Pharmaceuticals, Inc. (“NAPO”), classified as an “available-for-sale” security and reported at fair value. The carrying value of the convertible debt is $5.1 million which approximates fair value. This is calculated using the intrinsic value of the conversion feature.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement requires that share-based transactions be accounted for using a fair-value-based method to recognize non-cash compensation expense; this expense is recognized ratably over the requisite service period, which generally equals the vesting period of options, and is adjusted for expected forfeitures. We adopted this standard at the beginning of 2006 using the modified prospective method.

Revenue Recognition

We record revenue from product sales when the goods are delivered and title passes to the customer. At the time of sale, estimates for sales deductions, including rebates to government agencies, are recorded. These provisions are provided for in the same period the related product sales are recorded. Following the settlement agreement with Tercica and Genentech on March 6, 2007, we ceased to supply IPLEX to patients and discontinued sales of IPLEX as of March 7, 2007. Revenue from the expanded access program is recognized when the drugs have been provided to program patients and collectibility is assured. License income is recognized as revenue when the milestones are achieved and payments are due.

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

Litigation costs, as they relate to our patents, were recorded as research and development expenditures through March 31, 2006. From April 1, 2006 through March 6, 2007 we shifted from research and development operations to commercial operations and litigation costs were recorded as selling, general and administrative expenses. We are currently focused on research and development operations and our litigation expenses are expensed as research and development expenses.

Comprehensive Loss

Comprehensive loss is net loss plus certain other items that are recorded directly to stockholders’ equity. Total comprehensive loss for the three and six months ended June 30, 2007 was $2.6 million and $12.8 million, respectively.

Income Taxes

Income taxes are accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes (“FASB 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect a change in tax rates has on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

4. Equity Compensation Plan Information

As of June 30, 2007, we had two equity compensation plans under which we were granting stock options and shares of non-vested stock. We are currently granting stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors and the Board of Directors (the “Board”).

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

The following table presents information as of June 30, 2007, with respect to the 2000 Plan and the 2000 ESPP.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)

Plan Category (1)
Equity Compensation Plans Approved by Shareholders:
Amended and Restated 2000 Stock Incentive Plan (3)	5,194,499	$2.35	3,229,844
Amended and Restated 2000 Employee Stock Purchase Plan	—	—	794,501

Total:	5,194,499	$2.35	4,042,345

(1)	We do not have any equity compensation plans that have not been approved by our shareholders.
(2)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(3)	To the extent that stock options or stock appreciation rights granted under the 2000 Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock or performance units are forfeited, the shares of common stock underlying such grants will again become available for purposes of the 2000 Plan.

A summary of the status of our stock options as of June 30, 2007, and changes for the six months then ended is presented below:

Description	2007	Weighted average exercise price	Weighted average remaining contractual life in years
Options outstanding at January 1, 2007	6,563,932	$3.04
Granted	392,500	0.78
Exercised	(18,000)	0.78
Cancelled	(1,743,933)	2.49

Options outstanding at June 30, 2007	5,194,499	2.35	3.95

Exercisable at June 30, 2007	3,504,162	$2.82	3.17

The fair value of the options granted during the six months ended June 30, 2007, and 2006, was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the weighted average assumptions described below:

	For the Six Months Ended June 30,
Assumptions	2007	2006
Volatility factors of expected market price of stock	91%	113%
Risk-free interest rate	4.65%	2.3%
Dividend yield	0	0
Expected option term (in years)	3.47	2.59
Forfeitures	32%	27%

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

At present, there remains $5,125,000 of the original $35,000,000 principal amount which has not been converted into shares. Should the 2005 Notes remain unconverted, they will mature and be payable in nine quarterly installments of approximately $570,000 each quarter commencing on March 1, 2008. As of June 1, 2005, the holders of the 2005 Notes began to receive interest payments at a rate of 5.5% per annum, and such interest payments are payable quarterly until March 1, 2008. Any outstanding 2005 Notes must be repaid in cash or converted into shares of our common stock by March 1, 2010. Subject to the terms of the purchase agreements, the holders of the 2005 Notes may convert such notes into shares of our common stock at a conversion price of $1.295 per share (as adjusted in accordance with certain adjustments for stock splits, dividends and the like) at any time prior to the close of business on March 1, 2010. The 2005 Notes were initially convertible into, in the aggregate, 27,027,027 shares of our common stock. The holders of the 2005 Notes have the right to require us to repurchase such notes with cash payments upon the occurrence of specified “events of default” and “repurchase events” described in the 2005 Notes. The 2005 Warrants were initially exercisable in the aggregate for 14,864,883 shares of common stock at an exercise price of $1.36 per share. The 2005 Warrants will expire on March 15, 2010.

In connection with the issuance of the 2005 Notes and 2005 Warrants, we entered into registration rights agreements with the purchasers thereof pursuant to which we agreed to file a registration statement under the Securities Act of 1933, registering for resale the shares of our common stock issuable upon the conversion of the 2005 Notes or exercise of the 2005 Warrants.

Between April 1, 2005 and June 30, 2007, we received notices from certain holders of the 2005 Notes electing to voluntarily convert approximately $29,875,000 principal amount of such notes into approximately 23,069,498 shares of common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the 2005 Notes. Following such conversions and as of June 30, 2007, $5,125,000 principal amount of the Convertible Notes remained outstanding.

As of June 30, 2007, there were 19,215,362 shares reserved for issuance for all outstanding notes, warrants and options.

6. Public Stock Offering

On May 4, 2007, we sold 20,255,367 shares of our common stock and warrants to purchase up to 2,025,536 shares of our common stock. The price to the investors was $0.90 per unit, which was comprised of one share of our common stock and a warrant to purchase 0.1 shares of our common stock. The units were not issued or certificated and the shares of common stock and warrants were immediately separable and issued separately. The warrants may be exercised between November 3, 2007 and May 3, 2012 and have an exercise price of $1.10 per share. The offering was made pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-131535) previously filed with the Securities and Exchange Commission. Net proceeds to the Company from this offering were $17.0 million.

7. Restructuring Plan

On February 21, 2007, our Board committed to a business restructuring plan following our announcement of the Settlement Agreement with Tercica, Inc. and Genentech, Inc., which laid out the terms for settlement of all of the outstanding litigation between the parties and includes our agreement to withdraw IPLEX from the short stature market. The restructuring eliminated our commercial department and downsized our manufacturing facility located in Boulder, Colorado, resulting in an immediate reduction of approximately 34% of our previous workforce of 150. Employees who were affected by the restructuring were provided with severance payments.

As a result of the restructuring plan, we incurred a one-time restructuring charge in March 2007 of approximately $1.7 million for severance payments. The $1.7 million represented the total amount of restructuring charges that were incurred. These charges were recorded as research and development expenses and selling, general and administrative expenses in the income statement and the remaining payouts of approximately $157,000 are classified as payroll liabilities on the balance sheet.

8. Legal Proceedings

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

On March 6, 2007, we reached a settlement agreement ending all litigation with Tercica and Genentech. Pursuant to the settlement agreement, we agreed to cease sales and marketing of IPLEX in the United States and agreed to withdraw our European Marketing Authorization

Application for IPLEX. We continue to provide IPLEX to named patients with Amyotrophic Lateral Sclerosis in Italy under our Expanded Access Program. The settlement agreement also gives us the right, through a worldwide development partnership with Tercica and Genentech, to market IPLEX for conditions not related to short stature. These indications include severe insulin resistance, myotonic muscular dystrophy (“MMD”) and HIV-associated adipose redistribution syndrome (“HARS”), among others. The development partnership includes provisions that give us a 50% share of profits and reimbursement for 50% of development costs if either Tercica or Genentech exercises opt-in rights for marketing of IPLEX in any of these new indications that we develop. In addition, as part of the settlement agreement, Tercica and Genentech waived the damages awarded by the jury in the patent infringement suit from the District Court for the Northern District of California.

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

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-

looking statement should be considered in light of factors discussed in Part II. Item 1A “Risk Factors” and elsewhere in this report. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K, for the year ended December 31, 2006.

Overview

We are a biopharmaceutical company with protein process development and manufacturing experience, and a proprietary protein platform aimed at niche markets that have unmet medical needs. Our development activities involve drugs that modulate IGF-1 activity in the human body. In the past, we were focused on development and commercialization of IPLEX, our once-daily IGF-1 replacement therapy, for the treatment of short-stature disorders. IPLEX is a complex of recombinant human IGF-I and its binding protein IGFBP-3 (rhIGF-I/rhIGFBP-3). IPLEX was approved by the United States Food and Drug Administration (“FDA”) for the treatment of short stature disorders, in December 2005 and was commercially launched in the second quarter of 2006. As a result of our recent settlement agreement with Tercica and Genentech, as discussed below, we have withdrawn IPLEX from the short-stature market.

On March 6, 2007, we reached a settlement agreement which ended all ongoing litigation with Tercica and Genentech. Pursuant to the settlement agreement, we agreed to cease sales and marketing of IPLEX in the United States and agreed to withdraw our European Marketing Authorization Application for IPLEX. We will continue to provide IPLEX to named patients with Amyotrophic Lateral Sclerosis (“ALS”) in Italy under our Expanded Access Program (“EAP”). The settlement agreement also gives us the right, through a worldwide development partnership with Tercica and Genentech, to market IPLEX for conditions not related to short stature. These indications include MMD, HARS and retinopathy of prematurity (“ROP”) among others. The development partnership includes provisions that give us a 50% share of profits and reimbursement for 50% of development costs if either Tercica or Genentech exercises opt-in rights for marketing of IPLEX in any of these new indications that we develop. In addition, as part of the settlement agreement, Tercica and Genentech waived the damages awarded by the jury in the patent infringement suit from the District Court for the Northern District of California.

As a result of our settlement agreement with Tercica and Genentech, we decided to restructure our business and refocus our efforts. As part of our restructuring plan, our commercial operations unit was eliminated and production at our manufacturing facility in Boulder, Colorado, was scaled back, to reflect the reduced product requirement. In connection with this restructuring, our workforce was reduced by approximately 34%. We are refocusing our business to capitalize on the potential follow-on biologics market and on the therapeutic opportunities presented by our current product candidates by developing them for the treatment of metabolic diseases and endocrine disorders and oncology. As a result of taking IPLEX off the market, we incurred an impairment charge of $7.1 million in certain capital equipment and inventory which is reflected in our fiscal 2006 financial statements. The total cost of the severance awards granted pursuant to the restructuring plan was approximately $1.7 million, which was recorded in March 2007 and is reflected in our June 30, 2007 financial results.

We have not been profitable and have accumulated deficits of approximately $324 million through June 30, 2007. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. Moving forward our major source of income is expected to be the cost recovery charges for our Expanded Access Program and our major expenses will be for research and development of our product candidates. In general, our expenditures may increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

Research and Development Activities

We are engaged in the research and development of potential drug products for the treatment of metabolic diseases and endocrine disorders. All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and have amounted to approximately $158 million for the time period since our inception, November 1999 through June 30, 2007. Research and development expenses consist primarily of salaries and related expenses, costs to develop and manufacture products and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

Our research and development efforts for products are in their early stages and include primarily research and development regarding rhIGFBP-3 for the treatment of various cancers and INSM-18 for the treatment of various tumors. These products are either in preclinical stages or, Phase I and II clinical trials. All of our research and development expenditures related to these early-stage products and our efforts associated with IPLEX are significantly interrelated as they are all associated with drugs that modulate IGF-I activity in the human body. A significant finding in any one drug for a particular indication may provide benefits to our efforts across all of these products. All of these products also share a substantial amount of our common fixed costs such as salaries, facility costs, utilities and maintenance. Given the small portion of research and development expenses that are related to products other than IPLEX we have determined that very limited benefits would be obtained from implementing cost tracking systems that would track cost information on a product-by-product basis.

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

Our plans also include entering into arrangements, which can help us in developing our product candidates. Towards this end, on January 5, 2007, we entered into a license agreement with NAPO Pharmaceuticals, Inc. (“NAPO”), whereby NAPO licensed from us the technology surrounding INSM-18, also known as Masoprocal. The license agreement gives NAPO the right to develop, manufacture and commercialize Masoprocal products for all indications relating specifically to diabetes, cardiac disease, vascular disease, metabolic disease and Syndrome X. The license agreement requires NAPO to make certain payments to us upon the achievement of certain milestones. Pursuant to the terms of the license agreement, on January 12, 2007, we received $500,000 from NAPO, which, as part of the license agreement, we immediately used to purchase 270,611 shares of NAPO common stock at the closing trading price of £0.94 ($1.85 in United States funds). Further, on April 16, 2007, we received $1,000,000 from NAPO for delivering certain clinical information to them in accordance with the terms of the license agreement. We recorded an unrealized loss on the NAPO stock as of June 30, 2007 in the amount of $63,460 due to the change in the closing trading price of £0.81 ($1.61 in United States funds).

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

Results of Operations

Revenues for the three months ended June 30, 2007 were $2.3 million, up from $210,000 for the corresponding period in 2006. The increase was due to two factors: improvements in cost recovery from our EAP to treat patients with ALS and the receipt of licensing income from our January 2007 agreement with NAPO.

The net loss for the second quarter of 2007 was $2.5 million, or $0.02 per share, compared with a net loss of $8.9 million, or $0.09 per share, in the second quarter of 2006. The improvement was due mainly to a reduction in selling, general and administrative (“SG&A”) expenses, which fell to $1.2 million from $5.2 million in the second quarter of 2006, and to a drop in research and development (“R&D”) expenses to $3.7 million from $4.3 million. The reduction in SG&A was due primarily to reduced litigation expenses and the elimination of commercial expenses associated with our business restructuring plan. The decrease in R&D expenses reflected a reduction in our clinical and commercial manufacturing activity. Interest income in the second quarter of 2007 fell to $224,000 from $577,000 in the second quarter of 2006. This was due to a lower average cash balance on hand for the most recent quarter.

For the six months ended June 30, 2007, revenues totaled $3.9 million, up from $263,000 in the first six months of 2006. Consistent with second quarter results, the increase was due to improvements in the cost recovery from our EAP and the receipt of licensing income from our agreement with NAPO.

The net loss for the six months ended June 30, 2007 was $12.8 million, or $0.12 per share, compared to $22.3 million, or $0.25 per share, for first six months of 2006. R&D expenses decreased to $9.8 million for the first half of 2007 from $11.5 million for the first half of 2006, reflecting lower litigation expenses included in R&D during the first quarter of 2007 and reduced clinical and commercial manufacturing activity. SG&A expenses decreased to $6.5 million for the first half of 2007 from $9.0 million for the first half of 2006, due to a combination of reduced litigation expenses and the elimination of commercial expenses. This reduction was partially offset by severance costs associated with our business restructuring plan.

Interest income for the first half of 2007 was $525,000, compared to $889,000 for the first half of 2006. Interest expense for the six months ended June 30, 2007 was $306,000, compared to $3.0 million for the first half of 2006. The decrease in interest expense resulted from lower amortization of the debt discount associated with our March 2005 financing, as an acceleration of the discount took place in the first quarter of 2006 due to the conversion of notes into shares of our common stock.

As of June 30, 2007, we had total cash and cash equivalents of $22.3 million which represents a decrease of $1.9 million from December 31, 2006. This decrease is due to the $18.7 million in net cash used in support of our business operations and $0.5 utilized for our investment in NAPO, which was mostly offset by the May 2007 offering, of which we received net proceeds of $17.0 million, and $0.3 million from a reduced letter of credit.

Liquidity and Capital Resources

At June 30, 2007, our cash and cash equivalents of $22.3 million were invested in investment grade, interest-bearing securities. On May 4, 2007, we sold 20,255,367 shares of our common stock. The price to the investors was $0.90 per share. Net proceeds from the offering were $17.0 million. Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations. We will need to raise substantial additional funds to continue development and commercialization of our product candidates. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

Contractual Obligations

The following table provides a summary of certain of our significant contractual obligations as of June 30, 2007:

Contractual Obligations

(in thousands)

Payments Due by Years

	Total	2007	2008	2009	2010	2011	2012 & Beyond
Long term debt (1)	$5,618	$141	$2,513	$2,387	$577	$—	$—
Operating lease obligations (2)	9,513	492	978	1,011	1,008	809	5,215

	$15,131	$633	$3,491	$3,398	$1,585	$809	$5,215

(1)	Long term debt obligations reflect the future interest and principal payments of the 2005 Notes outstanding as of June 30, 2007. The 2005 Notes become due in quarterly installments beginning on March 1, 2008 if not converted to shares of our common stock at an earlier date.
(2)	On June 20, 2007 we notified the landlord of our intention to exercise our option to renew our lease at 2590 Central Avenue, Boulder Co. for an additional five year term through February 28, 2013, in accordance with section 3.4 of the original lease. The option to renew was accepted by the landlord on June 27, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at June 30, 2007, had $22.3 million invested in money market instruments and investment grade corporate debt. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at June 30, 2007 are all less than one year minimizes such risks. In addition, while a hypothetical decrease in market interest rates of 10% from June 30, 2007 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

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

The information presented in Section 8 of Item 1 (“Legal Proceedings”) of Part 1 of this Form 10-Q is incorporated herein by reference.

In addition to the foregoing, we are not currently a defendant in any matter of litigation; however, we could be involved in litigation in the future that could arise out of the normal course of business. Although it is difficult to predict if we will become involved in future litigation, management believes that any ultimate outcome would not materially affect our financial position, results of operations or cash flows.

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

We will require substantial future capital to implement our revised business plan with a renewed focus on research and development activities. As of June 30, 2007, we had $22.3 million of cash on hand. On May 4, 2007, we raised additional net cash of approximately $17.0 million. However, our future capital requirements will depend on many factors, including factors associated with:

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

Our dual path strategy involves leveraging our protein process development and manufacturing experience to enter the Follow on Biologics market, and to progress our proprietary protein platform for niche markets with unmet medical needs. We have incurred losses in each year we have been in operation and we expect to continue incurring operating losses for the foreseeable future. The process of developing and commercializing our products requires significant preclinical testing and clinical trials as well as regulatory approvals for commercialization and marketing before we were allowed to begin product sales. In addition, commercialization of our product candidates requires us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities. We expect that these activities, together with our general and administrative expenses, will result in substantial operating losses for the foreseeable future. As of June 30, 2007, our accumulated deficit was $324 million and our consolidated net loss was $12.8 million through six months ended June 30, 2007.

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

To market our products outside of the United States and European Union territories, we and our corporate partners must comply with numerous and varying regulatory requirements of other countries. The approval procedures vary among countries and can involve additional product testing and administrative review periods. The time required to obtain approval in these other territories might differ from that required to obtain FDA or European Agency for the Evaluation of Medicinal Products (“EMEA”) approval. The regulatory approval process in these other territories includes at least all of the risks associated with obtaining FDA and EMEA approval detailed above. Approval by the FDA or the EMEA does not ensure approval by the regulatory authorities of other countries. The failure to obtain such approvals may materially adversely affect our business, financial condition and results of operations.

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

As part of our business strategy, we expect to pursue acquisitions and in-license new products and technologies. Nonetheless, we cannot be certain that we will identify suitable acquisitions or products or that we can make such acquisitions or enter into such license agreements on acceptable terms. If we acquire businesses, those businesses may require substantial capital, and we cannot provide assurance that such capital will be available in sufficient amounts or that financing will be available in amounts and on terms that we deem acceptable. Furthermore, the integration of acquired businesses may result in unforeseen difficulties that require a disproportionate amount of management’s attention and our other resources. Finally, we cannot provide assurance that we will achieve productive synergies and efficiencies from these acquisitions.

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

Our research, development and manufacturing activities involve the controlled use of hazardous materials, including hazardous chemicals. We believe that our procedures for handling hazardous materials comply with federal and state regulations; however, there can be no assurance that accidental injury or contamination from these materials will not occur. We currently maintain a general liability insurance policy that has a $1.0 million per claim limit and also caps aggregate claims at $2.0 million. In addition, we have an umbrella insurance policy that covers up to $2.0 million of liability in excess of the general liability policy’s $2.0 million limit. In the event of an accident, we could be held liable for damages, which would likely exceed our insurance coverage and other available financial resources. This liability would limit our ability to commercialize IPLEX and develop other products which would materially adversely affect our business, financial condition and results of operations.

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

As of June 30, 2007, the 2005 Notes, 2005 Warrants and the warrants we issued in May 2007, November 2004 and July 2003 were convertible into and exercisable for up to approximately 15.9 million shares of our common stock, representing approximately 13% of our then outstanding common stock.

As of June 30, 2007, our outstanding options to our employees, officers, directors and consultants were exercisable for up to 5.2 million shares of our common stock, representing approximately an additional four percent of our then outstanding common stock.

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

Our common stock could be delisted from the Nasdaq Global Market if our stock price continues to trade below $1.00 per share.

On June 18, 2007, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market indicating that we are not in compliance with Nasdaq Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”) because the closing bid price per share for the our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Marketplace Rule 4450(e)(2), we were provided 180 calendar days, or until December 17, 2007, to regain compliance. This notification has no effect on the listing of our common stock at this time.

To regain compliance with the Minimum Bid Price Rule, the closing bid price of our common stock must remain at $1.00 per share or more for a minimum of ten consecutive business days. If we do not regain compliance with the Minimum Bid Price Rule by December 17, 2007, we can apply to list our common stock on the Nasdaq Capital Market and Nasdaq will determine whether we meet the Nasdaq Capital Market initial listing criteria as set forth in Nasdaq Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, Nasdaq will notify us that we have been granted an additional 180 calendar days to come into compliance with the Minimum Bid Price Rule. If we do not meet the initial listing criteria, Nasdaq will provide us with written notification that our common stock will be delisted. At that time we would be permitted to appeal Nasdaq’s determination to delist our common stock to a Nasdaq Listings Qualifications Panel.

We will seek to regain compliance within the 180 day cure period and are considering alternatives to address compliance with the continued listing standards of the Nasdaq Global Market.

Delisting from the Nasdaq Global Market could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock were to occur, our common stock would trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on May 9, 2007, the stockholders took the following actions:

The Company Stockholders elected two Class I directors as follows:

Director	Votes For	Votes Withheld
Mr. Kenneth G. Condon	84,390,748	3,040,489

Dr. Steinar J. Engelsen	84,399,051	3,032,186

No other persons were nominated, nor received votes for election as a Director of the Company at the 2007 Annual Meeting of Stockholders. The other Directors of the Company whose terms continued after the 2007 Annual Meeting of Stockholders were Dr. Geoffrey Allan, Dr. Graham K. Crooke. Dr. Melvin Sharoky and Dr. Randall W. Whitcomb.

The Company Stockholders ratified the selection of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2007 as follows:

	Votes For	Votes Against	Abstain
Ratification of selection of Ernst & Young LLP	85,231,612	2,055,493	144,132

ITEM 5.	OTHER INFORMATION

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

INSMED INCORPORATED
(Registrant)

Date: August 6, 2007	By:	/s/ Kevin P. Tully
Kevin P. Tully, C.G.A.,
EVP & Chief Financial Officer