Form 10-Q
period 2007-09-30
INSMED INC
filed 2007-11-09
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, the latest practicable date, there were 121,824,889 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSMED INCORPORATED

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$18,913	$24,112
Restricted cash	492	407
Accounts receivable, net	25	241
Inventories	—	576
Other current assets	239	87

Total current assets	19,669	25,423
Long-term assets:
Restricted cash —long term	2,326	2,708
Investments	399	—
Deferred financing costs, net	184	209
Property and equipment, net	4	8

Total long-term assets	2,913	2,925

Total assets	$22,582	$28,348

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$736	$7,187
Accrued project costs & other	601	1,115
Payroll liabilities	1,284	1,302
Interest payable	23	23
Deferred rent	54	54

Convertible debt	1,708	—
Debt discount	(578)	—

Net convertible debt	1,130	—

Total current liabilities	3,828	9,681
Long-term liabilities:
Convertible debt	3,417	5,125
Debt discount	(1,156)	(1,964)

Net long-term convertible debt	2,261	3,161

Asset retirement obligation	2,069	1,626

Total liabilities	8,158	14,468

Stockholders’ equity:
Common stock; $.01 par value; authorized shares 500,000,000; issued and outstanding shares, 121,708,316 in 2007 and 101,328,118 in 2006	1,217	1,013
Additional paid-in capital	340,773	323,664
Accumulated deficit	(327,465)	(310,797)
Accumulated other comprehensive loss:
Unrealized loss on investment	(101)	—

Net stockholders’ equity	14,424	13,880

Total liabilities and stockholders’ equity	$22,582	$28,348

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED

Consolidated Statements of Operations

(in thousands, except per share data—unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales, net	$—	$202	$423	$210
Royalties	28	24	80	107
License income	—	—	1,545	—
Other expanded access program income	1,424	—	3,339	172

Total revenues	1,452	226	5,387	489

Operating expenses:
Cost of goods sold	—	631	576	654
Research and development	4,602	5,316	14,398	16,838
Selling, general and administrative	973	7,003	7,508	15,966

Total expenses	5,575	12,950	22,482	33,458

Operating loss	(4,123)	(12,724)	(17,095)	(32,969)

Interest income	370	520	895	1,409
Interest expense	(159)	(168)	(465)	(3,151)

Net loss	$(3,912)	$(12,372)	$(16,665)	$(34,711)

Basic and diluted net loss per share	$(0.03)	$(0.12)	$(0.15)	$(0.37)

Shares used in computing basic and diluted net loss per share	121,708	100,231	112,279	93,531

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED

Consolidated Statements of Cash Flows

(in thousands—unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(16,665)	$(34,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259	2,897
Stock based compensation expense	227	681
Stock options issued for services	39	59
Changes in operating assets and liabilities:
Accounts receivable	216	(250)
Inventory	576	(1,821)
Other assets	(152)	(56)
Accounts payable	(6,454)	2,816
Accrued project costs	(514)	(1,764)
Payroll liabilities	(18)	578
Deferred rent	—	(249)
Asset retirement obligation	443	444
Interest payable	—	(25)

Net cash used in operating activities	(22,043)	(31,401)

Investing activities
Purchases of investments	(500)	—
Purchases of property, plant and equipment	—	(4,503)

Net cash used in investing activities	(500)	(4,503)

Financing activities
Proceeds from issuance of common stock
Public offering	18,230	43,240
Issuance costs	(1,266)	(421)
Warrants converted into shares	—	8,810
Other	83	141

Total proceeds from issuance of common stock	17,047	51,770
Changes in cash restricted to restricted letters of credit	297	288

Net cash provided by financing activities	17,344	52,058

(Decrease) Increase in cash and cash equivalents	(5,199)	16,154
Cash and cash equivalents at beginning of period	24,112	18,835

Cash and cash equivalents at end of period	$18,913	$34,989

Supplemental information
Cash paid for interest	$211	$248

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

On April 14, 2004, we announced that we had acquired a lease to operate a recombinant protein manufacturing facility located in Boulder, Colorado. We intended to use the facility for the commercial manufacture of our FDA approved product, IPLEX™. We provided a Letter of Credit to the landlord of the manufacturing facility in the amount of $0.5 million for prepayment of the remaining outstanding lease term of approximately one year and a Letter of Credit to

Baxter Healthcare Corporation for $2.2 million to cover facility restoration expenses upon termination of the lease. These amounts are classified as restricted cash on the balance sheet. The accrued restoration expenses as of September 30, 2007 were $2.1 million and are recorded as an asset retirement obligation on the balance sheet. Accretion expense for the three and nine months ended September 30, 2007 totaled $0.2 million and $0.4 million, respectively, and for 2006, totaled $0.2 million, and $0.4 million, respectively.

Fair Value of Financial Instruments

We consider the recorded cost of our financial assets and liabilities, which consist primarily of cash and cash equivalents, to approximate the fair value of the respective assets and liabilities at September 30, 2007 and December 31, 2006 due to the short-term maturities of these instruments. We also hold an investment in NAPO Pharmaceuticals, Inc. (“NAPO”), classified as an “available-for-sale” security and reported at fair value. The carrying value of the convertible debt is $5.1 million which approximates fair value. This is calculated using the intrinsic value of the conversion feature.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123(R), Share-Based Payment (“Statement 123R”), a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement requires that share-based transactions be accounted for using a fair-value-based method to recognize non-cash compensation expense; this expense is recognized ratably over the requisite service period, which generally equals the vesting period of options, and is adjusted for expected forfeitures. We adopted this standard at the beginning of 2006 using the modified prospective method.

Revenue Recognition

We record revenue from product sales when the goods are delivered and title passes to the customer. At the time of sale, estimates for sales deductions, including rebates to government agencies, are recorded. These provisions are provided for in the same period the related product sales are recorded. Following our settlement agreement with Tercica and Genentech on March 6, 2007, we ceased to supply IPLEX to patients and discontinued sales of IPLEX as of March 7, 2007. Revenue from the expanded access program is recognized when the drugs have been provided to program patients and collectibility is assured. License income is recognized as revenue when the milestones are achieved and payments are due.

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

Litigation costs, as they relate to our patents, were recorded as research and development expenditures through March 31, 2006. From April 1, 2006 through March 6, 2007 we shifted from research and development operations to commercial operations and litigation costs were recorded as selling, general and administrative expenses. We are currently focused on research and development operations and, beginning March 7, 2007 our litigation expenses are expensed as research and development expenses.

Comprehensive Loss

Comprehensive loss is net loss plus certain other items that are recorded directly to stockholders’ equity. Total comprehensive loss for the three and nine months ended September 30, 2007 was $3.9 million and $16.7 million respectively.

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

In September 2006, FASB issued FASB Statement No. 157, Fair Value Measurements (“FASB 157”), which establishes a common definition for fair value under U.S. generally accepted accounting principles and creates a framework for measuring fair value. FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FASB 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements and future impact of FASB 157 on our financial statements.

4. Equity Compensation Plan Information

As of September 30, 2007, we had two equity compensation plans under which we were granting stock options and shares of non-vested stock. We are currently granting stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors and the Board of Directors (the “Board”).

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

The following table presents information as of September 30, 2007, with respect to the 2000 Plan and the 2000 ESPP.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Plan Category (1)
Equity Compensation Plans Approved by Shareholders:
Amended and Restated 2000 Stock Incentive Plan (3)	5,248,083	$2.32	3,176,261	(2)
Amended and Restated 2000 Employee Stock Purchase Plan	—	—	794,501

Total:	5,248,083	$2.32	3,970,762	(3)

(1)	We do not have any equity compensation plans that have not been approved by our shareholders.
(2)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(3)	To the extent that stock options or stock appreciation rights granted under the 2000 Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock or performance units are forfeited, the shares of common stock underlying such grants will again become available for purposes of the 2000 Plan.

A summary of the status of our stock options as of September 30, 2007, and changes for the nine months then ended is presented below:

Description	2007	Average Exercise Price	Average Remaining Contractual Life in Years
Options outstanding at January 1, 2007	6,563,932	$3.04
Granted	477,500	0.76
Exercised	(18,000)	0.78
Cancelled	(1,775,349)	2.50

Options outstanding at September 30, 2007	5,248,083	2.32	3.68

Exercisable at September 30, 2007	3,511,225	$2.79	3.56

The fair value of the options granted during the nine months ended September 30, 2007, and 2006, was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the weighted average assumptions described below:

	For the Nine Months Ended September 30,
Assumptions	2007	2006
Volatility factors of expected market price of stock	91%	113%
Risk-free interest rate	4.65%	4.4%
Dividend yield	0	0
Expected option term (in years)	3.47	2.59
Forfeitures	32%	27%

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

At present, there remains $5,125,000 of the original $35,000,000 principal amount which has not been converted into shares. Should the remainder of the 2005 Notes remain unconverted, they will mature and be payable in nine quarterly installments of approximately $570,000 each quarter commencing on March 1, 2008. As of June 1, 2005, the holders of the 2005 Notes began to receive interest payments at a rate of 5.5% per annum, and such interest payments are payable quarterly until March 1, 2010. Any outstanding 2005 Notes must be repaid in cash or converted into shares of our common stock by March 1, 2010. Subject to the terms of the purchase agreements, the holders of the 2005 Notes may convert such notes into shares of our common stock at a conversion price of $1.295 per share (as adjusted in accordance with certain adjustments for stock splits, dividends and the like) at any time prior to the close of business on March 1, 2010. The 2005 Notes were initially convertible into, in the aggregate, 27,027,027 shares of our common stock. The holders of the 2005 Notes have the right to require us to repurchase such notes with cash payments upon the occurrence of specified “events of default” and “repurchase events” described in the 2005 Notes. The 2005 Warrants were initially exercisable in the aggregate for 14,864,883 shares of common stock at an exercise price of $1.36 per share. The 2005 Warrants will expire on March 15, 2010.

In connection with the issuance of the 2005 Notes and 2005 Warrants, we entered into registration rights agreements with the purchasers thereof pursuant to which we agreed to file a registration statement under the Securities Act of 1933, registering for resale the shares of our common stock issuable upon the conversion of the 2005 Notes or exercise of the 2005 Warrants. Between April 1, 2005 and September 30, 2007, we received notices from certain holders of the 2005 Notes electing to voluntarily convert approximately $29,875,000 principal amount of such notes into approximately 23,069,498 shares of common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the 2005 Notes. Following such conversions and as of September 30, 2007, $5,125,000 principal amount of the 2005 Notes remained outstanding.

See Subsequent Events, Note 9 for additional conversions after September 30, 2007.

As of September 30, 2007, there were 21,116,587 shares reserved for issuance for all outstanding notes, warrants and options.

6. Public Stock Offering

On May 4, 2007, we sold 20,255,367 shares of our common stock and warrants to purchase up to 2,025,536 shares of our common stock. The price to the investors was $0.90 per unit, which was comprised of one share of our common stock and a warrant to purchase 0.1 shares of our common stock. The units were not issued or certificated and the shares of common stock and warrants were immediately separable and issued separately. The warrants may be exercised between November 3, 2007 and May 3, 2012 and have an exercise price of $1.10 per share. The offering was made pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-131535) previously filed with the Securities and Exchange Commission. Net proceeds from this offering were $17.0 million.

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

8. Restructuring Plan

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

As a result of the restructuring plan, we incurred a one-time restructuring charge in March 2007 of approximately $1.7 million for severance payments. The $1.7 million represented the total amount of restructuring charges that were incurred. These charges were recorded as research and development expenses and selling, general and administrative expenses in the income statement and the remaining payouts of approximately $78,000 are classified as payroll liabilities on the balance sheet.

9. Subsequent Events

On October 12, 2007 we received notices from holders of our 5.5% Convertible Notes due 2008—2010 electing to voluntarily convert $150,000 principal amount of the notes into 115,830 shares of common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the notes. Following the conversions, $4,975,000 principal amount of the Convertible Notes remained outstanding. In addition, because certain of the Convertible Notes were converted prior to the December 1, 2007 quarterly interest payment, we issued an additional 743 shares of common stock for the forfeited cash interest payment at a conversion price of $1.295.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements contained herein, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” contain certain projections, estimates and other forward-looking statements. “Forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995, are not historical facts and involve a number of risks and uncertainties. Words herein such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

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

Overview

We are a biopharmaceutical company with unique protein process development and manufacturing experience, and a proprietary protein platform aimed at niche markets that have unmet medical needs. Our development activities involve drugs that modulate IGF-1 activity in the human body. In the past, we were focused on development and commercialization of IPLEX, our once-daily IGF-1 replacement therapy, for the treatment of short-stature disorders.

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

On March 6, 2007, we reached a settlement agreement which ended all ongoing litigation with Tercica and Genentech. Pursuant to the settlement agreement, we agreed to cease sales and marketing of IPLEX in the United States and agreed to withdraw our European Marketing Authorization Application for IPLEX. We will continue to provide IPLEX to named patients with ALS in Italy under our Expanded Access Program (“EAP”). The settlement agreement also gives us the right, through a worldwide development partnership with Tercica and Genentech, to market IPLEX for conditions not related to short stature. These indications include MMD, HARS and retinopathy of prematurity (“ROP”) among others. The development partnership includes provisions that give us a 50% share of profits and reimbursement for 50% of development costs if either Tercica or Genentech exercises opt-in rights for marketing of IPLEX in any of these new indications that we develop. In addition, as part of the settlement agreement, Tercica and Genentech waived the damages awarded by the jury in the patent infringement suit from the District Court for the Northern District of California.

As a result of our settlement agreement with Tercica and Genentech, we decided to restructure our business and refocus our efforts. As part of our restructuring plan, our commercial operations unit was eliminated and production at our manufacturing facility in Boulder, Colorado, was scaled back, to reflect the reduced product requirement. In connection with this restructuring, our workforce was reduced by approximately 34%. As a result of taking IPLEX off the market, we incurred an impairment charge of $7.1 million in certain capital equipment and inventory which is reflected in our fiscal 2006 financial statements. The total cost of the severance awards granted pursuant to the restructuring plan was approximately $1.7 million, which was recorded in March 2007 and is reflected in our September 30, 2007 financial results.

We have refocused our business to pursue a dual strategy approach in order to minimize risk and, we believe, enhance our potential success in product development. Our dual strategy focuses on our continued clinical development of our FDA approved product, IPLEX™ as a development candidate for the treatment of metabolic and neuromuscular disorders and our follow-on biologics program. The follow-on biologics program aims to capitalize on our protein technology platform to develop generic or similar versions of an existing biologic which uses the same mechanism of action and treats the same clinical indications as the original innovator product.

We have not been profitable and have accumulated deficits of approximately $327 million through September 30, 2007. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. Moving forward our major source of income is expected to be the cost recovery charges for our Expanded Access Program and our major expenses will be for research and development of our product candidates. In general, our expenditures may increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

Research and Development Activities

We are engaged in the research and development of potential drug products for the treatment of metabolic diseases and endocrine disorders. All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and have amounted to approximately $162 million for the time period since our inception, November 1999 through September 30, 2007. Research and development expenses consist primarily of salaries and related expenses, costs to develop and manufacture products and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

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

Our plans also include entering into arrangements, which can help us in developing our product candidates. Towards this end, on January 5, 2007, we entered into a license agreement with NAPO, whereby NAPO licensed from us the technology surrounding INSM-18, also known as Masoprocal. The license agreement gives NAPO the right to develop, manufacture and commercialize Masoprocal products for all indications relating specifically to diabetes, cardiac disease, vascular disease, metabolic disease and Syndrome X. The license agreement requires NAPO to make certain payments to us upon the achievement of certain milestones. Pursuant to the terms of the license agreement, on January 12, 2007, we received $500,000 from NAPO, which, as part of the license agreement, we immediately used to purchase 270,611 shares of NAPO common stock at the closing trading price of £0.94 ($1.85 in United States funds). Further, on April 16, 2007, we received $1,000,000 from NAPO for delivering certain clinical information to them in accordance with the terms of the license agreement. We recorded an unrealized loss on the NAPO stock as of September 30, 2007 in the amount of $101,030 due to the change in the closing trading price of £0.72 ($1.47 in United States funds).

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

Results of Operations

Revenues for the third quarter ended September 30, 2007 were $1.5 million, up from $226,000 for the corresponding period in 2006. The increase was mainly attributable to improvements in cost recovery from our Expanded Access Program (EAP) to treat patients with amyotrophic lateral sclerosis (ALS). This was partially offset by the revenues lost from our withdrawal of IPLEX™ from the short stature market pursuant to the terms of our settlement agreement with Genentech Inc. and Tercica Inc.

The net loss for the third quarter of 2007 was $3.9 million or $0.03 per share, compared with a net loss of $12.4 million or $0.12 per share in the third quarter of 2006. This improvement was attributable to a reduction in selling, general and administrative (SG&A) expenses, which fell to $1.0 million from $7.0 million, a drop in research and development (R&D) expenses to $4.6 million from $5.3 million, and the elimination of cost of goods sold.

The reduction in SG&A was due primarily to reduced litigation expenses and the elimination of commercial expenses associated with our business restructuring plan. The decrease in R&D expenses reflected a reduction in our clinical and commercial manufacturing activity and the elimination of the costs of goods sold resulted from our withdrawal of IPLEX™ from the short stature market.

Interest income in the third quarter of 2007 fell to $370,000 from $520,000 in the third quarter of 2006. This was due to the combination of a lower average cash balance on hand and lower interest rates during the most recent quarter. Interest expense quarter on quarter remained the same.

For the first nine months of 2007, revenues totalled $5.4 million, up from $489,000 in the first nine months of 2006. Thecorresponding period of 2006. This increase was due to improvements in the cost recovery from our EAP and the receipt of licensing income from our agreement with NAPO Pharmaceuticals, (NAPO), combined with increased sales of IPLEX™ during the first quarter of 2007.

The net loss for the first nine months of 2007 was $16.7 million or $0.15 per share, compared to $34.7 million or $0.37 per share for first nine months of 2006. R&D expenses dropped to $14.4 million from $16.8 million, reflecting lower litigation expenses included in R&D during the first quarter of 2006, and reduced clinical and commercial manufacturing activity. SG&A expenses fell to $7.5 million from $16.0 million, due to a combination of reduced litigation expenses and the elimination of commercial expenses which was partially offset by severance costs associated with our business restructuring plan.

Interest income for the first nine months of 2007 was $0.9 million, compared to $1.4 million for the first nine months of 2006. This decrease was mainly due to lower interest rates and a lower average cash balance for the first nine months of 2007 as compared to the same period in 2006. Interest expense for the first nine months of 2007 was $465,000, compared to $3.2 million for the first nine months of 2006. This decrease in interest expense resulted from lower amortization of the debt discount associated with our March 2005 financing, as an acceleration of the discount took place in the first quarter of 2006 due to the conversion of notes into shares of our common stock.

As of September 30, 2007, we had total cash and cash equivalents of $18.9 million which represents a decrease of $5.2 million from December 31, 2006. This decrease is due to the $22.0 million in net cash used in support of our business operations and $0.5 utilized for our investment in NAPO, which was mostly offset by the May 2007 offering of which we received net proceeds of $17.0 million and $0.3 million from a reduced letter of credit.

Liquidity and Capital Resources

At September 30, 2007, our cash and cash equivalents of $18.9 million were invested in investment grade, interest-bearing securities. On May 4, 2007, we sold 20,255,367 shares of our common stock. The price to the investors was $0.90 per share. Net proceeds from the offering were $17.0 million. Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations. We will need to raise substantial additional funds to continue development and commercialization of our product candidates. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

Contractual Obligations

The following table provides a summary of certain of our significant contractual obligations as of September 30, 2007:

Contractual Obligations

(in thousands)

	Payments Due by Years
	Total	2007	2008	2009	2010	2011	2012 & Beyond
Long term debt (1)	$5,548	$71	$2,513	$2,387	$577	$—	$—
Operating lease obligations (2)	9,297	257	996	1,011	1,008	809	5,216

	$14,845	$328	$3,509	$3,398	$1,585	$809	$5,216

(1)	Long term debt obligations reflect the future interest and principal payments of the 2005 Notes outstanding as of September 30, 2007. The 2005 Notes become due in quarterly installments beginning on March 1, 2008 if not converted to shares of our common stock at an earlier date.
(2)	On June 20, 2007 we notified the landlord of our intention to exercise our option to renew our lease at 2590 Central Avenue, Boulder Co. for an additional five year term through February 28, 2013, in accordance with section 3.4 of the original lease. The option to renew was accepted by the landlord on June 27, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at September 30, 2007, had $18.9 million invested in money market instruments and investment grade corporate debt. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at September 30, 2007 are all less than one year minimizes such risks. In addition, while a hypothetical decrease in market interest rates of 10% from September 30, 2007 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

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

We will require substantial future capital to implement our revised business plan with a renewed focus on research and development activities. As of September 30, 2007, we had $18.9 million of cash on hand. However, our future capital requirements will depend on many factors, including factors associated with:

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

Our dual path strategy involves leveraging our unique protein process development and manufacturing experience to enter the generic biologics market, and to progress our proprietary protein platform for niche markets with unmet medical needs. We have incurred losses in each year we have been in operation and we expect to continue incurring operating losses for the foreseeable future. The process of developing and commercializing our products requires significant preclinical testing and clinical trials as well as regulatory approvals for commercialization and marketing before we were allowed to begin product sales. In addition, commercialization of our product candidates requires us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities. We expect that these activities, together with our general and administrative expenses, will result in substantial operating losses for the foreseeable future. As of September 30, 2007, our accumulated deficit was $327 million and our consolidated net loss was $16.7 million through nine months ended September 30, 2007.

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

To market our products outside of the United States and European Union territories, we and our corporate partners must comply with numerous and varying regulatory requirements of other countries. The approval procedures vary among countries and can involve additional product testing and administrative review periods. The time required to obtain approval in these other territories might differ from that required to obtain FDA or European Agency for the Evaluation of Medicinal Products, or European Agency for the Evaluation of Medical Products (“EMEA”), approval. The regulatory approval process in these other territories includes at least all of the risks associated with obtaining FDA and EMEA approval detailed above. Approval by the FDA or the EMEA does not ensure approval by the regulatory authorities of other countries. The failure to obtain such approvals may materially adversely affect our business, financial condition and results of operations.

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

•	corporate partners with marketing rights may choose to devote fewer resources to the marketing of our products than they do to products of their own development.; and

•	conflicts with our collaborators could reduce our ability to obtain future collaboration agreements and negatively influence our relationship with existing collaborators.

Certain of our collaborators could also be or become competitors. Our collaborators could harm our product development efforts by:

•	developing competing products;

•	precluding us from entering into collaborations with their competitors;

•	failing to obtain regulatory approvals;

•	terminating their agreements with us prematurely; or

•	failing to devote sufficient resources to the development and commercialization of products.

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

We can provide no assurance that any issued patents, or patents that may later issue to third parties, would not adversely affect our product candidates. We can provide no assurance that such patents can be avoided, invalidated or licensed. With respect to any infringement claim asserted by a third party, we can provide no assurance that we will be successful in the litigation or that such litigation would not have a material adverse effect on our business, financial condition and results of operation. In the event of a successful claim against us for infringement or misappropriation of a third party’s proprietary rights, we may be required to:

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

As of September 30, 2007, the 2005 Notes, 2005 Warrants and the warrants we issued in May 2007, November 2004 and July 2003 were convertible into and exercisable for up to approximately 15.9 million shares of our common stock, representing approximately 13% of our then outstanding common stock.

As of September 30, 2007, our outstanding options to our employees, officers, directors and consultants were exercisable for up to 5.2 million shares of our common stock, representing approximately an additional four percent of our then outstanding common stock.

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

We will seek to regain compliance with the Minimum Bid Price Rule within the 180 day cure period and are considering alternatives to address compliance with the continued listing standards of the Nasdaq Global Market.

Delisting from the Nasdaq Global Market could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock were to occur, our common stock would trade on the OTC Bulletin Board or on the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

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

ITEM 6.	EXHIBITS

**10.1	Settlement, license and development agreement, dated March 6, 2007, between Insmed Incorporated, Insmed Therapeutic Protiens, Inc., Celtrix Pharmaceuticals, Tercica Inc., and Genentech, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Kevin P. Tully, C.G.A., Executive Vice President and Chief Financial Officer of Insmed Incorporated.

32.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Kevin P. Tully, C.G.A., Executive Vice President and Chief Financial Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

**	Revised confidential treatment has been requested for certain portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

*	This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED
(Registrant)

Date: November 9, 2007	By:	/s/ Kevin P. Tully
Kevin P. Tully, C.G.A.,
EVP & Chief Financial Officer