Form 10-K
period 2007-12-31
INSMED INC
filed 2008-03-12
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 0-30739

INSMED INCORPORATED

(Exact name of registrant as specified in its charter)

Virginia	54-1972729
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

8720 Stony Point Parkway Richmond, Virginia 23235	(804) 565-3000
(Address of principal executive offices) (zip code)	(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01/share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company (See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Small Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2007 was $98,583,736 (based on the closing price for shares of the registrant’s Common Stock as reported on the Nasdaq Global Market on that date). In determining this figure, the registrant has assumed that all of its directors, officers and persons owning 10% or more of the outstanding Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.

On February 28, 2008, there were 121,904,312 shares of the registrant’s common stock, $.01 par value, outstanding.

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days, or April 29, 2008, after the registrant’s fiscal year ended December 31, 2007, and to be delivered to shareholders in connection with the 2008 Annual Meeting of Shareholders, are herein incorporated by reference in Part III and a small section of Part II.

INSMED INCORPORATED

In this Form 10-K, we use the words the “Company,” “Insmed,” “Insmed Incorporated,” “we,” “us” and “our” to refer to Insmed Incorporated, a Virginia corporation. This Form 10-K also contains trademarks of third parties. Each trademark of another company appearing in this Form 10-K is the property of its owner.

PART I

We may from time to time make written or oral “forward-looking statements”, including statements contained in our filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits hereto and thereto), in our reports to stockholders and in other communications. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. One can identify these forward-looking statements by use of words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” “outlook” or similar expressions. In particular, these include statements relating to our beliefs, plans, objectives, goals, future actions, prospective products or product approvals, future performance or results of current and anticipated products, the outcome of contingencies, such as legal proceedings and financial results. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties. Our actual results may differ materially from those set forth in the forward-looking statements. Forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond our control). Factors that could cause or contribute to differences in our actual results include those discussed in Item 1A under the section entitled “Risk Factors,” as well as those discussed in Item 7 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K and in any other documents incorporated by reference. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the Securities and Exchange Commission.

ITEM 1.	BUSINESS

BUSINESS OVERVIEW

We are a development stage company with expertise in recombinant protein drug development. We have a state-of-the art FDA-approved commercial biologics manufacturing facility located in Boulder, Colorado, and our corporate office is located in Richmond, Virginia.

We are pursuing a dual path strategy involving entry into the follow-on biologics follow-on biologics) arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs. In the follow-on biologics field, we are developing a robust pipeline of products targeted for markets in anemia, neutropenia and autoimmune diseases. On the proprietary protein front, our product, the FDA-approved IPLEX™, is in various stages of development for a number of serious medical conditions. Based on a comprehensive market analysis, our current resource allocation strategy for IPLEX™ is focused primarily on Myotonic Muscular Dystrophy (“MMD”) followed by Amyotrophic Lateral Sclerosis (“ALS”) in Italy, also known as Lou Gehrig’s disease. Other areas where IPLEX™ has also shown potential such as HIV-associated Adipose Redistribution Syndrome (“HARS”), , and Retinopathy of Prematurity (“ROP”) will be considered in the future when our primary indications have been fully pursued.

PRODUCT PLATFORMS

FOLLOW-ON BIOLOGICS

Follow-on biologics, also known as “biogenerics” or “biosimilars,” are versions of drugs produced through biological processes. The biologics on which they are based differ from traditional “small molecule” drugs such as Aspirin®, and Lipitor®, and all other medicines typically taken in pill form – in several important ways. First, biologics are made up of complex molecules, such as proteins, that must be administered via direct injection because if they were administered orally, they would be broken down in the digestive tract and never reach their intended targets. Second, these drugs are produced not by merely combining chemicals but by the natural processes of living cells. In the manufacture of biologics, the DNA of cells is engineered such that the cells themselves produce the desired proteins. Third, the production of biologics is much more exacting than that of small-molecule drugs. Growing one type of genetically-engineered cell while excluding all other organisms from the mix is inherently more difficult than simply achieving sterile conditions (no living organisms at all) under which traditional drugs are manufactured.

The process of testing, developing, and manufacturing medicines often takes several years. We believe our FDA- approved facility, coupled with our protein development expertise represents a significant asset and offers a combination of specialized manufacturing skills and drug approval capability which is currently scarce elsewhere in the industry. To design, build and gain FDA approval for a similar facility would require a sizeable capital investment and take several years to complete. As we have the asset available now along with the skill set in house to develop and manufacture a portfolio of follow-on biologics and take them through the FDA approval process we believe we are uniquely positioned to take advantage of this emerging market with the goal of being ready to enter the market when the innovator product comes off patent. Our strategy is to manufacture high quality medicines and bring them to market following the patent expiration of the innovator product, thus providing savings for patients and payors, and expanding access to critically needed medicines.

Biologics comprise one of the fastest growing and most expensive categories of drugs. By 2009, sales are estimated to reach $90 billion and according to published reports, an estimated $10 billion worth of biologic drugs are expected to come off patent by 2010.*

In the follow-on biologics field, we are developing a robust pipeline of products targeted as treatments for anemia, neutropenia and autoimmune diseases. In November 2007 we announced completion of development of two key follow on biologics at our facilities in Boulder, Colorado, INS-19 (Granulocyte Colony Stimulating Factor or G-CSF) and INS-20 (Peg G-CSF). By achieving these critical development milestones, Insmed is positioned to initiate clinical studies for INS-19 and INS-20 in 2008

*Engel & Novitt, LLP, “Potential Savings That Might Be Realized by the Medicare Program From Enactment of Legislation Such as The Access to Life-Savings Medicine Act (H.R. 6257/S. 4016) That Establishes A New cBLA Pathway For follow-on biologics. Table 4a., January2, 2007.

INS-19 Granulocyte Colony Stimulating Factor

Colony-stimulating factors are glycoproteins that act on bone marrow and certain cells in the blood to stimulate the development and growth of white blood cells. Granulocyte-Colony Stimulating Factor (“G-CSF”) is one of these glycoproteins that binds to specific cell surface receptors and stimulates the production of disease fighting cells called neutrophils. Recombinant human G-CSF (“ Recombinant G-CSF”) is a synthetic version of G-CSF which is produced in bacteria. Recombinant human G-CSF mimics the biological effects of naturally occurring G-CSF and is used to treat certain medical conditions were a person’s neutrophils are too low (neutropenia), such as in cancer patients who are receiving certain chemotherapeutic regimens, patients receiving bone marrow transplants, or in patients who have chronically low neutrophils for other reasons.

We have developed a high yield manufacturing process. Extensive physicochemical characterization demonstrates that the molecule is highly similar to the innovator product, Neupogen®. With direct comparison of INS-19 to Neupogen®, bioassay data demonstrates comparable bioactivity, and pharmacodynamic preclinical studies demonstrate comparable effects on neutrophil count at equivalent doses. We have initiated preclinical toxicology studies with INS-19 and are planning to initiate clinical studies in 2008.

INS-20 Pegylated Granulocyte Colony Stimulating Factor

Pegylated G-CSF is a chemically modified version of G-CSF in which a water soluble polymer called polyethylene glycol is attached to the protein. The pegylated protein has a prolonged biological activity after it is injected into the patient. This allows less frequent dosing for the patient as compared to G-CSF.

With INS-20 (Peg G-CSF) we have achieved a similar level of purity when compared with the innovator product, Neulasta®. Preclinical pharmacodynamic and toxicology studies are currently underway with INS-20 and clinical studies are planned later in 2008.

Other potential FOB candidates are also targeted which are in the preliminary stages of development. These include Interferon beta-1b, Interferon beta-1a and Erythropoietin.

PROPRIETARY PROTEIN PLATFORM

IPLEX

Our proprietary protein product, IPLEX (mecasermin rinfabate, recombinant DNA origin, injection), which is a complex of recombinant human IGF-1 and its binding protein IGFBP-3 (rhIGF-1/rhIGFBP-3), is being studied as a treatment for several serious medical conditions.

IPLEX is typically administered as a once-daily subcutaneous injection, which can restore and maintain IGF-1 at physiologically relevant levels. The binding protein, rhIGFBP-3, extends the residence time of IGF-1 in the blood. In the bound state, we believe IGF-1 is inactive and remains so until delivered to target tissues in the body where it is released and becomes biologically active.

Following an external review of the markets for the various indications which could be served by IPLEX™ we have prioritized our targets and have selected MMD as our initial primary indication for IPLEX™. We are also evaluating IPLEX™ as a treatment for ALS in Italy as part of our EAP. Other areas where IPLEX™ has also shown potential such as HIV-associated Adipose Redistribution Syndrome (“HARS”), , and Retinopathy of Prematurity (“ROP”) will be considered in the future when our primary indications have been fully pursued.

Development of IPLEX in Myotonic Muscular Dystrophy

MMD is the most common type of adult muscular dystrophy and affects approximately 1 in 8,000 individuals. MMD causes progressive muscle wasting and weakness in the hands, forearms, legs, neck and face. It often involves many other systemic effects, including endocrine abnormalities, neurological changes, cataracts, gastrointestinal problems, and cardiac rhythm abnormalities. In extreme cases, these patients can eventually become totally disabled, dying usually from respiratory or cardiac failure. At present, there is no treatment to reverse most of these symptoms. Previous preclinical and clinical studies have demonstrated that IGF-1 therapy may be an effective treatment for MMD.

Based on information published by the Muscular Dystrophy Association (the “MDA”), we believe that there are approximately 40,000 patients that suffer from MMD in the United States. At present, there is no approved treatment for this disease.

Ongoing Clinical Study

A Phase III enabling clinical trial investigating IPLEX as a treatment for MMD has been initiated, with the help of a $2.1 million grant from the MDA. This expanded Phase II program is a 24 week, 60 patient, placebo controlled trial using a dose of 1.0 mg/kg/day of IPLEX. This study is ongoing and is evaluating the effects of IPLEX on endurance, cognitive function, GI function, muscle function, lean body mass and insulin sensitivity. A final report is expected in 2009.

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

At the request of the Italian Ministry of Health, we established an Expanded Access Program in Italy to provide IPLEX to physicians for use in their patients with ALS. The request came as a result of several Italian Court rulings ordering the Italian National Health System to provide IPLEX to specific ALS patients who have petitioned the Court. Through an agreement with Cephalon, which holds patent rights in the European Union to IGF-1 as it relates to the treatment of ALS, we are able to provide IPLEX to physicians in Italy and receive payment for the drug, on a cost recovery basis, from the Italian Health Authorities. We plan to evaluate the patient outcomes to determine if a clinical trial is warranted. There are an estimated 1,000 new cases of ALS per year in Italy.

IPLEX and Short-Stature Market

In the past, we were focused on development and commercialization of IPLEX for the treatment of growth failure in children with severe primary IGF-1 deficiency. IPLEX was approved by the FDA for treatment of severe primary IGF-1 deficiency in December 2005 and was commercially launched in the second quarter of 2006. As a result of our recent settlement agreement with Tercica, Inc. and Genentech, Inc., discussed below, we have withdrawn IPLEX from this market.

In December 2004, Tercica and Genentech filed patent infringement suits against us in the U.S. District Court for the Northern District of California and in the United Kingdom at the High Court of Justice, Chancery Division, Patents Court. In these cases, Tercica and Genentech alleged that production and use of IPLEX infringed claims in certain U.S. and European patents, owned by Genentech and licensed to Tercica, directed to methods of using rhIGF-1/rhIGFBP-3 and methods of producing rhIGF-1 and IGFBP-3. In June 2006, Tercica also filed an unfair competition suit against us in the U.S. District Court of the Eastern District of Virginia, claiming that we disseminated misleading statements to the market in connection with our marketing of IPLEX.

On December 6, 2006, a jury in the U.S. District Court for the Northern District of California found that we infringed patents held by Tercica and Genentech and awarded damages of $7.5 million as an upfront payment and a royalty of 15% on past sales of IPLEX below $100 million and 20% for past sales of IPLEX above $100 million.

On March 5, 2007, we reached a settlement agreement ending all litigation with Tercica and Genentech. Pursuant to the agreement, we agreed to cease sales and marketing of IPLEX in the United States and agreed to withdraw our European Marketing Authorization Application for IPLEX. We will continue to provide IPLEX to named patients with ALS in Italy under our Expanded Access Program. The agreement also gives us the right, through a worldwide development partnership with Tercica and Genentech, to market IPLEX for conditions not related to short-stature. These indications include severe insulin resistance, MMD and HARS, among others. The development partnership includes provisions that give us a 50% share of profits and reimbursement for 50% of development costs if either Tercica or Genentech exercises opt-in rights for marketing of IPLEX in any of these new indications that we develop. In addition, as part of the settlement agreement, Tercica and Genentech waived the damages awarded by the jury in the patent infringement suit from the U.S. District Court for the Northern District of California.

Oncology Programs—INSM-18 and rhIGFBP-3

INSM-18 and rhIGFBP-3 are in early clinical development and are primarily being investigated for the treatment of cancer. We believe both INSM-18 and rhIGFBP-3 are promising potential novel treatments for a variety of cancer types. Preclinical models demonstrate that both treatments interact with the IGF system to reduce tumor growth.

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

Completed Clinical Study

The University of California, San Francisco, has completed a dose-escalating Phase I/II clinical study designed to define the maximum tolerated dose of INSM-18 in patients with relapsed prostate cancer. The study consisted of a 28-day treatment period at each dose level to investigate the effect of INSM-18 on prostate-specific antigen levels. An analysis of the data collected from the study is currently being conducted. The results from this study will be used to design a potential Phase II clinical study which we plan to progress in collaboration with a suitable partner.

rhIGFBP-3

Although IGF-1 is critical for normal growth and metabolism, aberrant signaling through this pathway is closely linked to the abnormal and unregulated growth of a variety of tumors. Blocking tumor-associated IGF signaling has prevented tumor growth in a variety of preclinical models. rhIGFBP-3 has demonstrated preclinical efficacy in numerous cancer indications, including breast, prostate, liver, ovarian and colon. Additionally, several lines of recent evidence, from various cell systems, have suggested that rhIGFBP-3 may play a more active, IGF-1-independent role in growth regulation of cancer cells, binding specifically with high affinity to the surface of various cell types and directly inhibiting monolayer growth of these cells in an IGF-1-independent manner. Recent independent studies have demonstrated that when IGFBP-3 is used in combination with other cancer therapies it can accentuate and even synergize the efficacy of standard cancer therapies. Paclitaxel-induced apoptosis is accentuated by rhIGFBP-3, which has been shown to sensitize cells to apoptotic signals such as irradiation and ceramides. Due to the high cost of trials in the oncology area we plan to identify a partner to co-develop rhIGFBP-3.

RESEARCH AND DEVELOPMENT

Since we began operations in late 1999, we have devoted substantially all of our resources to the research and development of a number of product candidates for metabolic and endocrine diseases. Our research and development efforts are now principally focused on pursuing a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs. In the follow-on biologics field, we are developing a robust pipeline of products targeted for markets in anemia, neutropenia and autoimmune diseases. In addition, on the proprietary protein front our lead product, the FDA-approved IPLEX, is being studied as a treatment for several serious medical conditions with our primary focus being on MMD and ALS in Italy. We conduct very little of our own preclinical laboratory research. We have outsourced several Phase II clinical studies with IPLEX™ and our other anti-cancer product candidates, INSM-18 and rhIGFBP-3, and plan on conducting additional clinical studies in the future.

Research and development expenses primarily include expenses incurred in preparing and obtaining necessary approvals from regulatory bodies, certain expenses involving the development of manufacturing processes and clinical studies. Our research and development expenses were approximately $21.1 million as of the fiscal year ended December 31, 2006 (“fiscal 2006”) and $18.9 million for the year ended December 31, 2007 (“fiscal 2007”).

MANUFACTURING

We currently manufacture our own supply of IPLEX and rhIGFBP-3 at our Boulder, Colorado, FDA-approved manufacturing facility. We are also developing a line of follow-on biologics targeted for markets in anemia, neutropenia and autoimmune diseases when the innovator products come off patent. The manufacturing process requires compliance with current good manufacturing practices, or cGMP, and other similar regulations. IPLEX, a complex of two proteins, rhIGF-1 and its binding protein rhIGFBP-3, and our FOB candidates, are manufactured using recombinant DNA technology. This manufacturing process is complicated and involves expression of the proteins by bacterial fermentation followed by purification and combination. We currently outsource to third-party contract manufacturers some of the analytical testing and the final fill, finish and labeling of IPLEX and our follow-on biologics product candidates.

As part of ongoing regulatory compliance, it is likely that the FDA will inspect our manufacturing facilities and our contract manufacturers’ facilities from time to time to ensure compliance with cGMP. If these facilities are not in compliance with cGMP, the FDA will likely require us to halt manufacturing until we bring the facilities into compliance. This could take a substantial period of time and could adversely affect the development and timing of our clinical studies FOB candidates and our Expanded Access Program. If for any other reason we are unable to manufacture sufficient quantities of our product candidates and their components to meet our planned time and cost parameters, the development of our FOB candidates and the timing of our clinical studies for additional indications may be adversely affected.

We may expend significant resources for the expansion and modification of our manufacturing facility over the next three years in an effort to increase our production capacity and the efficiency of our operations. During 2007 we notified our landlord of our intention to renew our lease through February 2013. At the present time we believe this facility meets our needs through 2009 for our MMD clinical study and Expanded Access Program needs for IPLEX™ and the production of our selected FOB candidates.

PATENTS AND PROPRIETARY RIGHTS

Patent Portfolio

Proprietary protection is important to our business, and our policy is to protect our technology by filing patent applications for technology that we consider important. We directly hold several U.S. patents relating to the composition, production, antibodies and methods of use for IPLEX and rhIGFBP-3. In addition, foreign counterparts to the above-referenced U.S. patents have issued or are pending issue in the major pharmaceutical markets, such as the European Union, Canada and Japan. The various issued patents relate to IPLEX and rhIGFBP-3 compositions, methods of production and methods of treatment, and expire at various times during the years 2010 through 2019.

As part of the ongoing development of IPLEX, INSM-18 and rhIGFBP-3 we have filed or intend to file patent applications related to new production methods, improved formulations, new medical uses and new dosing regimens in the United States and in many of the major international pharmaceutical markets. As with any pending patent application, there can be no assurance that any of these applications will issue in the United States, European Union. Canada, Japan or in any other country where we decide to file for protection. There also can be no assurance that a subsequent U.S. or foreign patent will later be held valid and enforceable.

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

Third Party Patents

Third parties hold U.S. and foreign patents possibly directed to the composition, production and use of rhIGF-1, rhIGFBP-3, IPLEX and recombinant proteins generally. We are not aware of any patents that would prevent us from pursuing our plans to commercialize IPLEX and rhIGFBP-3. We can provide no assurance, however, that a third party will not assert a contrary position in the future, for instance in the context of an infringement action. Likewise, we cannot predict with certainty the outcome of such a proceeding. In the event of a successful claim against us for infringement or misappropriation of a third party’s proprietary rights, we may be required to:

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

In 2007 we settled patent infringement litigation brought against us by Tercica and Genentech. As part of the settlement agreement, we entered into a Consent Judgment and Permanent Injunction in the United States District Court for the Northern District of California. If our settlement agreement with Tercica and Genentech is terminated, the Consent Judgment and Permanent Injunction against us will survive termination, which would have a material adverse effect on our business, financial condition and results of operations.

COMPETITION

We are engaged in an industry that is intensely competitive and characterized by rapid technological progress. For all of our other product candidates, we face significant competition from biotechnology, large pharmaceutical and other companies, universities and research institutions. Most of these companies and institutions have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical studies and obtaining regulatory approvals. In addition, many of these companies have greater experience and expertise than we do in manufacturing and marketing pharmaceutical products.

We cannot predict the relative competitive position of our product candidates if they are approved for use. However, we expect that the following factors will determine our ability to compete effectively: safety, efficacy, product price, ease of administration and marketing and sales capability.

In the follow-on biologics field we are developing several candidates which we plan to have ready for the marketplace when the innovator products patents expire. We believe Sandoz, Teva, and Barr have follow-on biologics capabilities. Mylan, Watson, Par, and Apotex have not disclosed follow-on biologics strategies. Companies with injectable generic/branded strategies, Hospira and Abraxis, have been acquiring Follow-on biologics assets through licensing. Four companies developing follow-on biologics in emerging markets (Shantha, Wockhardt, Dr Reddy’s in India, and Dragon in China) have focused primarily on their home markets. They have not announced deals to license their products to developed markets. Two companies developing follow-on biologics in emerging markets (Biocon and Intas, both in India) have announced licensing agreements with companies in developed markets.

In the proprietary protein area, we are aware of several pharmaceutical companies that are developing drugs in various forms of muscular dystrophy including PTC Therapeutics, Asklepios Biopharmaceutical Inc., Wyeth and Schering-Plough/Key Pharmaceutical, AVI Biopharma, Cephalon and Transgene, however, we believe that

IPLEX is the only drug that is in development for the treatment of MMD. We are also aware that rhIGF-1 has been shown in a small clinical study to have positive effects in patients with MMD and that Nifendipine, Coenzyme Q10, DHEA-S and low dose Metformin have all been investigated for the treatment of MMD, however we are unaware of any formal development programs to pursue this indication for these drugs.

Many companies are pursuing the development of products for the treatment of cancer. Our competitors include multinational pharmaceutical companies, specialized biotechnology firms, universities and other research institutions. Although we are unaware of any companies developing rhIGFBP-3 for cancer, we are aware of companies who are developing products that are intended to target the same IGF-1 pathway targeted by INSM-18 and rhIGFBP-3. These companies include ImClone, Amgen, OSI Pharmaceuticals, Bristol Meyers Squibb and Genentech.

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

PROPRIETARY PROTEIN PLATFORM

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

The Hatch-Waxman Act

The Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, amended the Federal Food, Drug, and Cosmetic Act (the “FDCA”). Under the Hatch-Waxman Act, newly-approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety. However, in the case of a combination drug containing a new chemical entity and a non-new chemical entity, five year exclusivity does not attach to the new chemical entity. The Hatch-Waxman Act prohibits the submission of an Abbreviated NDA, or ANDA, for a generic drug, or a Section 505(b)(2) NDA for another version of such drug during the five year exclusive period. However, the submission of an ANDA or Section 505(b)(2) NDA containing a paragraph IV certification claiming that a patent listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, for the drug is invalid or will not be infringed by the manufacture, use or sale of the new product is permitted after four years. The submission of a paragraph IV certification may trigger a 30-month stay of approval of the ANDA or Section 505(b)(2) NDA. Protection under Hatch-Waxman will not prevent the submission or approval of another full NDA; however, the applicant would be required to conduct its own preclinical and adequate and well-controlled clinical studies to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new and supplemental NDAs, for, among other things, new indications, dosage forms, or strengths of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application.

IPLEX is currently protected by a three year exclusivity period for the treatment of severe primary IGF-1 deficiency, which expires on December 12, 2008. This exclusivity runs concurrently with a seven year period of orphan drug exclusivity, which prevents the FDA from approving another marketing application for the same drug for the same indication, except in the limited circumstances described below. In addition, the FDA’s Orange Book publication lists two patents covering IPLEX to which a generic applicant must certify.

Orphan Drug Designation and Exclusivity

Some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. The FDA grants orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. In the United States, orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority (superior efficacy, safety, or a major contribution to patient care) to the product with orphan drug exclusivity. Also, competitors may receive approval of different drugs or biologics for the indications for which the orphan drug has exclusivity.

We have received orphan designation for IPLEX for the treatment of MMD. We also intend to file for orphan drug designation IPLEX for other indications that meet the criteria for orphan drug designation and for which IPLEX appears to be a promising treatment. If the FDA designates the drug and approves our marketing application, or approves marketing applications under current designations, we will be granted seven years of orphan drug exclusivity for the drug for the designated indication. Obtaining FDA approval to market a product with orphan drug exclusivity may not provide us with a material commercial advantage.

Under European Union medicine laws, the criteria for designation as an “orphan medicine” are similar but somewhat different from those in the United States. A drug is designated as an orphan drug if the sponsor can establish that the drug is intended for a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union or that is unlikely to be profitable, and if there is no approved satisfactory treatment or if the drug would be a significant benefit to those persons with the condition. Orphan medicines are entitled to ten years of market exclusivity, except under certain limited circumstances comparable to United States law. During this period of market exclusivity, no “similar” product, whether or not supported by full safety and efficacy data, will be approved unless a second applicant can establish that its product is safer, more effective or otherwise clinically superior. This period may be reduced to six years if the conditions that originally justified orphan drug designation change or the sponsor makes excessive profits. We have obtained orphan medicine designation in the European Union for IPLEX for the treatment of extreme insulin resistance.

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

FOLLOW-ON BIOLOGICS

For historical reasons, some biologic pharmaceuticals, such as human insulin and human growth hormones, are approved under FDCA, while most other biologic pharmaceuticals are approved under the Public Health Services Act (the “PHS”) through the submission of biologic license applications (“BLAs”). The Hatch-Waxman Act, amended the FDCA and established an abbreviated approval pathway for generic versions of referenced drug products approved under FDCA. Although the FDA has recognized an abbreviated approval pathway for generic versions of biologic pharmaceuticals approved under the FDCA, the FDA has not yet recognized an abbreviated regulatory pathway that would enable the timely and cost-efficient approval of follow-on biologics. We and other companies are working with Congress and the FDA to overcome this barrier. We are committed to working toward a streamlined regulatory approval process that will ensure that we can bring follow-on biologics to market that have been approved under the PHS since 1997.

During fiscal 2006, there were several significant developments in the follow-on biologics area. While Congress and the FDA continue to review options for a regulatory pathway for follow-on biologics in the United States, the European Medicines Agency has already moved forward, publishing guidelines in November 2005 to streamline the process for approving follow-on biologics in the European Union. Following publication of these guidelines, the European Commission granted marketing authorization in the European Union for two follow-on biologics, Sandoz’s Omnitrope® in April 2006 and Biopartner’s Valtropin® in May 2006, both of which are recombinant human growth hormone products.

EMPLOYEES

At December 31, 2007, we had 94 employees, including 17 in research and development, 31 in regulatory, clinical and quality assurance, 29 in manufacturing, and 17 in finance and administration.

Our continued success will depend in large measure on our ability to attract and retain highly skilled employees who are in great demand. None of our employees are represented by a labor union and we believe that our relations with our employees are generally good.

Available Information

We file electronically with the U.S. Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at http://www.insmed.com, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.

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

In Item 1A (“Risk Factors”) of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007, which was filed with the Securities and Exchange Commission on November 8, 2007, we describe risk factors related to the Company. Our updated risk factors are included below in this Item 1A.

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

We will require substantial future capital in order to implement our revised business plan with a renewed focus on research and development activities. As of December 31, 2007, we had $16.5 million of cash and investments on hand, which we believe is sufficient to fund our activities into the fourth quarter of 2008. However, our future capital requirements will depend on many factors, including factors associated with:

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

We may also need to spend more money than currently expected because we may further change our alter drug development plans, acquire additional drugs or drug candidates or we may misjudge our costs. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable. There can be no assurance that our cash reserves together with any subsequent funding will satisfy our capital requirements. The failure to satisfy our capital requirements will adversely affect our business, financial condition and results of operations. Our independent registered public accounting firm has expressed their view that there are material uncertainties which cast significant doubt upon our ability to continue as a going concern. The addition of this going concern disclosure may discourage investors from purchasing our stock.

We may seek additional funding through strategic alliances, private or public sales of our securities or licensing all or a portion of our technology. Such funding may significantly dilute existing shareholders or may limit our rights to our currently developing technology. There can be no assurance, however, that we can obtain additional funding on reasonable terms, or at all. If we cannot obtain adequate funds, we may need to significantly curtail our product development programs and relinquish rights to our technologies or drug candidates. This may adversely affect our business, financial condition and results of operations.

We are entering into a new market area, the contours of which are unclear, the result of which could have a material adverse affect on our business.

Our future success depends to a significant extent upon our ability to develop and market and license emerging and new products, including follow-on biologics. The market for follow-on biologics is very uncertain at this time, as it is based on technologies that have not been formally reviewed or accepted by the FDA or other regulatory authorities. It is possible that the FDA’s review and acceptance of our new products may take time and resources, require independent third-party analysis or not be accepted by the FDA or other regulatory authorities. Moreover, consumer demand for new product categories such as follow-on biologics is inherently uncertain. There can be no assurance that we will successfully develop and market follow-on biologics, or that we will ever achieve significant revenues or operating income from follow-on biologics, or if significant revenues are achieved, that they can be sustained. The failure of our follow-on biologics to be accepted by consumers and achieve revenues could have a material adverse effect on our business prospects, financial condition and results of operations.

If the FDA does not establish specific guidelines or arrive at a consensus regarding the scientific analyses required for characterizing follow-on biologics, and if the U.S. Congress does not take action to create an abbreviated regulatory pathway for follow-on biologics, our business would be adversely affected.

The regulatory climate for follow-on biologics remains unclear. Although there has been some legislative activity in the past, there is currently no established statutory or regulatory pathway for approval of follow-on biologics. The FDA has approved the majority of protein products under the Public Health Service Act, or PHS, through the use of biologic license applications, of BLAs. Unlike drugs approved through the submission of NDAs under section 505 of the Food, Drug and Cosmetic Act, or the FDCA, there is no provision in the PHS for an abbreviated BLA approval pathway, and the FDA has stated that it does not believe it has the authority to rely on prior BLA approvals or their underlying data to approve a follow-on biologic. Moreover, even for proteins initially approved as NDAs there is uncertainty as to what data the FDA may deem necessary to demonstrate the sameness required for approval of an ANDA under section 505(j) of the FDCA. In addition, there has been opposition to the FDA’s use of section 505(b)(2), which allows an applicant to rely on information from published scientific literature and/or a prior approval of a similar drug, to approve a follow-on biologic approved under section 505 of the FDCA.

Although the FDA has previously stated its intention to draft guidance that is broadly applicable to follow-on biologics, the agency has not yet issued such guidance to date and may never do so. Protracted timelines and failure of the FDA to establish standards for approval of follow-on biologics or of the U.S. Congress to enact legislation establishing an abbreviated pathway for approval for follow-on biologics could materially adversely affect our business, results of operations and financial position.

The Italian Health Authority may refuse to pay for IPLEX used by patients in Italy under our Expanded Access Program, which could have a material adverse effect on our business, financial condition and results of operations.

At present the Italian Health Authority approves all drug payments for IPLEX used by Italian patients with ALS in Italy as part of our Expanded Access Program. Should the Italian Health Authority decide to stop approving IPLEX for ALS it would significantly affect our cash position and could require us to raise funds sooner than anticipated, which may only be available to us on less than favorable terms.

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

Our long-term viability and growth depend on the successful commercialization of products which lead to revenue and profits. Pharmaceutical product development is an expensive, high risk, lengthy, complicated, resource intensive process. In order to succeed, among other things, we must be able to:

•	identify potential drug product candidates;

•	design and conduct appropriate laboratory, preclinical and other research;

•	submit for and receive regulatory approval to perform clinical studies;

•	design and conduct appropriate preclinical and clinical studies according to good laboratory and good clinical practices;

•	select and recruit clinical investigators;

•	select and recruit subjects for our studies;

•	collect, analyze and correctly interpret the data from our studies;

•	submit for and receive regulatory approvals for marketing; and

•	manufacture the drug product candidates according to cGMP.

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

In order to conduct the development programs for our products we must, among other things, be able to successfully:

•	raise sufficient money and pay for the development of the products

•	attract and retain appropriate personnel; and

•	develop relationships with other companies to perform various development activities that we are unable to perform.

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

We are a development stage company with expertise in protein recombinant drug development. We have incurred losses each year of operation and we expect to continue incurring operating losses for the foreseeable future. The process of developing and commercializing our products requires significant pre-clinical testing and clinical trials as well as regulatory approvals for commercialization and marketing before we are allowed to begin product sales. In addition, commercialization of our drug candidates requires us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities. We expect that these activities, together with our general and administrative expenses, will result in substantial operating losses for the foreseeable future. As of December 31, 2007, our accumulated deficit was $331 million and for the year ended December 31, 2007 our consolidated net loss was $20 million.

The Nasdaq Capital Market may cease to list our common stock which may cause the value of an investment in our common stock to substantially decrease.

We may be unable to meet the continued listing requirements of the Nasdaq Capital Market in the future. To maintain the listing of our common stock, we are required, among other things, to maintain a daily closing bid price per share of $1.00. In a letter dated June 13, 2007, while our common stock was still listed on the Nasdaq Global Market, the Nasdaq Listing Qualification Staff (the “Staff”) notified us of our failure to comply with Marketplace Rule 4450(a)(5) because our shares of common stock had failed to close at a price of at least $1.00 per share for thirty consecutive business days (the “Minimum Bid Price Rule”). We were afforded one hundred eighty days to regain compliance with the Minimum Bid Price Rule in accordance with Marketplace Rule 4803(a). By letter (the “Staff Determination”) dated December 20, 2007, the Staff notified us that we had failed to regain compliance with the Minimum Bid Price Rule and that our shares of common stock would be delisted from the Nasdaq Stock Market on December 31, 2007 if we did not transfer listing to the Nasdaq Capital Market or appeal the Staff Determination to a Nasdaq Hearings Panel (the “Panel”). By letter dated December 26, 2007, we requested a hearing with respect to its continued listing on the Nasdaq Global Market, as a result of which Nasdaq stayed the suspension and delisting of our common stock pending the determination of the Panel. On January 24, 2008 we attended a hearing with the Panel and on February 27, 2008 we received a determination letter from the Panel notifying us that our stock would be transferred to the Nasdaq Capital Market before the open of the market on February 29, 2008, which has since transpired. We have until June 12, 2008 to regain compliance with the Minimum Bid Price Rule. If we do not regain compliance with the Minimum Bid Price Rule by June 12, 2008, Nasdaq will provide written notification that our common stock will be delisted for the Nasdaq Capital Market. Delisting of our common stock from the Nasdaq Capital Market could adversely affect the trading price of our common stock and could limit the liquidity of our common stock and therefore could cause the value of an investment in our common stock to decrease.

In order to regain compliance with the Minimum Bid Price Rule we may be required to implement a reverse stock split, which could have a material adverse effect on our stock price.

Should we not regain compliance with the Nasdaq Minimum Bid Price Rule before June 12, 2008, we may be required to implement a reverse stock split in order for our shares of common stock to remain listed on the Nasdaq Capital Market, which could be viewed negatively by the market and have an adverse affect on our stock price.

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

In previously published clinical trials of rhIGF-1, concerns were raised that long-term use of rhIGF-1 might lead to an increased incidence and/or severity of retinopathy, a disease of new blood vessel growth in the eye which results in loss of vision. Because IPLEX contains rhIGF-I, the FDA may require us to conduct broad, long-term clinical trials to address these concerns prior to receiving FDA approval for broad chronic indications such as diabetes. These clinical trials would be expensive and could delay our commercialization of IPLEX for these broader chronic indications. Adverse results in these trials could prevent our commercialization of IPLEX for broad chronic indications or could jeopardize existing development in other indications.

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

In order to market our products outside of the United States and European Union, our corporate partners and we must comply with numerous and varying regulatory requirements of other countries. The approval procedures vary among countries and can involve additional product testing and administrative review periods. The time required to obtain approval in these other territories might differ from that required to obtain FDA or European Agency for the Evaluation of Medicinal Products, or EMEA, approval. The regulatory approval process in these other territories includes at least all of the risks associated with obtaining FDA and EMEA approval detailed above. Approval by the FDA or the EMEA does not ensure approval by the regulatory authorities of other countries. The failure to obtain such approvals may materially adversely affect our business, financial condition and results of operations.

We may not be able to manufacture sufficient quantities of our products to meet our supply and clinical studies obligations, our business, financial condition and results of operation may be adversely affected.

We intend to manufacture IPLEX and rhIGFBP-3 clinical drug substance and perform the majority of analytical testing at our manufacturing facility in Boulder, Colorado, and utilize contract manufacturers for sterile filtering, filling, finishing, labeling and some analytical testing. We intend to manufacture INSM-18 with contract manufacturers.

We also intend to manufacture our follow-on biologics drug candidates at our Boulder Colorado. facility. If we enter into a partnership for FOB’s the partnership may require the Boulder Colorado. facility to be dedicated to the manufacture of FOB’s which would have a materially adverse impact on our proprietary protein platform.

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

The number of contract manufacturers with the expertise and facilities to manufacture our products is limited and it would take a significant amount of time and resources to arrange for alternative manufacturers.

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

Our manufacturing facility and the facilities of contract manufacturers must undergo inspections by the FDA and the EMEA for compliance with cGMP regulations. In the event these facilities do not continue to receive satisfactory cGMP inspections for the manufacture and testing of our products, we may need to fund additional modifications to our manufacturing or testing processes, conduct additional validation studies, or find alternative manufacturing and testing facilities, any of which would result in significant cost to us as well as a significant delay of up to several years in the development of our products. In addition, our manufacturing facility and the facilities of any contract manufacturer we may utilize, will be subject to ongoing periodic inspection by the FDA, the EMEA and other foreign agencies for compliance with cGMP regulations and similar foreign standards. We have limited control over contract manufacturers’ compliance with these regulations and standards which could limit our production of final drug product.

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

We intend to conduct proprietary development programs with collaborators, and any conflicts with them could harm our business, financial condition and results of operations. We intend to enter into collaborative relationships which will involve our collaborators conducting proprietary development programs. Any conflict with our collaborators could reduce our ability to obtain future collaboration agreements and negatively influence our relationship with existing collaborators, which could reduce our revenues and have an adverse effect on our business, financial condition and results of operations. Moreover, disagreements with our collaborators could develop over rights to our intellectual property.

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

rhIGF-1 manufactured by other parties may be approved for use in other indications in the United States in the future, including MMD and HARS. In the event there are other rhIGF-1 products approved by the FDA to treat indications other than those covered by IPLEX, physicians may elect to prescribe a competitor’s product containing rhIGF-1 to treat the indications for which IPLEX has received and may receive approval. This is commonly referred to as off-label use. While under FDA regulations a competitor is not allowed to promote off-label use of its product, the FDA does not regulate the practice of medicine and as a result cannot direct physicians as to what product containing rhIGF-1 to prescribe to their patients. As a result, we would have limited ability to prevent off-label use of a competitor’s product containing rhIGF-1 to treat any diseases for which we have received FDA approval, even if it violates our patents and we have orphan drug exclusivity for the use of rhIGF-1 to treat such diseases.

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

If our settlement agreement with Tercica and Genentech was terminated, the Consent order from the court would be reinstated, which would have a material adverse effect on our business, financial condition and results of operations.

As part of our settlement agreement with Genentech and Tercica, we entered into a Consent Judgment and Permanent Injunction in the United States District Court for the Northern District of California. If our settlement agreement with Tercica and Genentech is terminated, the Consent Judgment and Permanent Injunction against us will survive termination, which would have a material adverse effect on our business, financial condition and results of operations as we would no longer have a license to manufacture IPLEX using the present process without incurring significant penalties and royalties.

Conversion of our outstanding notes and exercise of warrants and options issued by us will significantly dilute the ownership interest of existing shareholders.

As of February 28, 2008, the convertible notes issued by us in March 2005 and the warrants issued by us in May 2007, March 2005, November 2004 and July 2003 were convertible into and exercisable for up to approximately 15.8 million shares of our common stock, representing approximately 13% of our then outstanding common stock.

As of February 28, 2008, our outstanding options to our employees, officers, directors and consultants were exercisable for up to 5.2 million shares of our common stock, representing approximately an additional four percent of our then outstanding common stock.

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

Our common stock is listed on the Nasdaq Capital Market under the ticker symbol “INSM.” The market price of our stock has been and may continue to be highly volatile, and announcements by us or by third parties may have a significant impact on our stock price. These announcements may include:

•	our listing status on the Nasdaq Capital Market;

•	results of our clinical studies and preclinical studies, or those of our corporate partners or our competitors;

•	our operating results;

•	developments in our relationships with corporate partners;

•	developments affecting our corporate partners;

•	negative regulatory action or regulatory approval with respect to our announcement or our competitors’ announcements of new products,

•	government regulation, reimbursement changes and governmental investigation or audits related to us or to our products,

•	developments related to our patents or other proprietary rights or those of our competitors;

•	changes in the position of securities analysts with respect to our stock; and

•	operating results below the expectations of public market analysts and investors.

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

Our headquarters are located in Richmond, Virginia, where we occupy approximately 18,000 square feet of space for corporate and development activities under a lease expiring in October 2016. Our lease contains annual rent escalations of 3%. Our annual cash cost for the Virginia space including utilities and services in fiscal 2007 was approximately $0.4 million.

Our process development and manufacturing facility is located in Boulder, Colorado, where we occupy approximately 25,000 square feet dedicated to cGMP production of commercial and clinical drug and quality control and 26,000 square feet of space in two adjacent facilities for additional laboratory and research and development operations, administrative functions, and cGMP warehouse and dispensing operations. Our annual cash cost for this facility including utilities and services in fiscal 2007 was approximately $1.2 million under two operating leases that contain annual escalation of 3-5% and expire in December 2010 for the lab facility and February 2013 for the manufacturing facility.

We believe that our existing facilities are adequate for our current needs and that suitable additional or alternate space will be available on commercially reasonable terms when our leases expire or when we need additional space.

ITEM 3.	LEGAL PROCEEDINGS

On December 6, 2006, a jury in the U.S. District Court for the Northern District of California found that we infringed patents held by Tercica and Genentech and awarded damages of $7.5 million as an upfront payment and a royalty of 15% on sales of IPLEX below $100 million and 20% for sales of IPLEX above $100 million.

On March 5, 2007, we reached a settlement agreement ending all litigation with Tercica and Genentech. Pursuant to the agreement, we agreed to cease sales and marketing of IPLEX for the treatment of short stature disorders in the United States and agreed to withdraw our European Marketing Authorization Application for IPLEX for treatment of short stature disorders. We continue to provide IPLEX to named patients with ALS in Italy under our Expanded Access Program. We pay a royalty under our agreement for all cost-recovery that we receive under the Expanded Access Program. The agreement also gives us the right, through a worldwide development partnership with Tercica and Genentech, to market IPLEX for conditions not related to short stature. These indications include severe insulin resistance, MMD and HARS, among others. The development partnership includes provisions that give us a 50% share of profits and reimbursement for 50% of development costs if either Tercica or Genentech exercises opt-in rights for marketing of IPLEX in any of these new indications that we develop. In addition, as part of the settlement agreement, Tercica and Genentech waived the damages awarded by the jury in the patent infringement suit from the U.S. District Court for the Northern District of California.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock began trading on The Nasdaq SmallCap Market on June 1, 2000 and moved to the Nasdaq Global Market (formerly the Nasdaq National Market) on August 8, 2000. On February 29, 2008 our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market as a result of a decision by the Panel in response to our appeal of the Staff Determination.

Our trading symbol is “INSM.” The following table lists, for the periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Global Market for both fiscal 2007 and fiscal 2006:

	Insmed Common Stock
Fiscal Year 2007	High	Low
Fourth Quarter	$1.07	$0.66
Third Quarter	0.82	0.56
Second Quarter	1.22	0.68
First Quarter	1.65	0.68

Fiscal Year 2006	High	Low
Fourth Quarter	$1.98	$0.80
Third Quarter	1.60	1.02
Second Quarter	2.05	1.34
First Quarter	3.35	1.83

On February 28, 2008, the last reported sale price for our common stock on the Nasdaq Global Market was $0.78 per share. As of February 28, 2008, there were approximately 558 holders of record of our common stock.

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

Information about our equity incentive plans can be found in Note 4 of our consolidated financial statements contained within this Form 10-K and in the section “Equity Compensation Plan Information” of our definitive Proxy Statement for our 2008 annual meeting of stockholders as filed with the Securities and Exchange Commission and is herein incorporated by reference.

PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG

INSMED INCORPORATED, NASDAQ MARKET INDEX

AND NASDAQ PHARMACEUTICAL INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2002

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2007

ITEM 6.	SELECTED FINANCIAL DATA

In the table below, we present historical financial data for the past five years of our operations. We have prepared this information using consolidated financial statements for the five years ended December 31, 2007. The financial statements for each of the five fiscal years ended December 31, 2007, have been audited by Ernst & Young LLP, our independent registered public accounting firm. Ernst & Young LLP’s report on the consolidated financial statements for the year ended December 31, 2007, which appears elsewhere herein, includes an explanatory paragraph which describes an uncertainty about our ability to continue as a going concern.

When you read this selected historical financial data, it is important that you also read the historical financial statements and related notes in our annual and quarterly reports filed with the Securities and Exchange Commission, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2003	2004	2005	2006	2007
Historical Statement of Operations Data:
Revenues	$150	$137	$131	$991	$7,529
Operating expenses:
Cost of goods sold	—	—	—	1,490	576
Asset Impairment	—	—	—	7,103	—
Research and development	7,140	23,260	21,835	21,089	18,937
General and administrative	3,477	4,242	5,730	25,682	8,455
Stock compensation	119	—	—	—	—

Total operating expenses	10,736	27,502	27,565	55,364	27,968

Operating loss	(10,586)	(27,365)	(27,434)	(54,373)	(20,439)
Interest income	288	222	752	1,937	1,159
Interest expense	—	(60)	(14,247)	(3,703)	(682)

Loss before income taxes	(10,298)	(27,203)	(40,929)	(56,139)	(19,962)
Income tax expense	—	—	—	—	—

Net loss	(10,298)	(27,203)	(40,929)	(56,139)	(19,962)
Basic and diluted net loss per share	(0.29)	(0.69)	(0.84)	(0.59)	(0.17)
Weighted average shares	35,600	39,160	48,742	95,321	114,682

Historical Balance Sheet Data:
Cash, cash equivalents and short-term investments	$29,526	$9,222	$18,835	$24,112	$16,479
Total assets	29,812	13,011	22,870	28,348	19,500
Long-term debt, net	—	—	6,437	3,161	2,113
Stockholders’ equity	26,220	7,235	10,529	13,880	11,488

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion also should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Overview

We are a development stage company with expertise in protein drug development. We have a state-of-the art FDA-approved biologic commercial manufacturing facility located in Boulder, Colorado, and our corporate office is located in Richmond, Virginia.

We are pursuing a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs. In the follow-on biologics field, we are developing a robust pipeline of products targeted for markets in anemia, neutropenia and autoimmune diseases. On the proprietary protein front, our lead product, the FDA-approved IPLEX, is being studied as a treatment for several serious medical conditions with our focus initially on MMD and ALS in Italy.

We have not been profitable and have accumulated deficits of approximately $331 million through December 31, 2007. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. Moving forward our major source of income is expected to be the cost recovery charges for our Expanded Access Program and our major expenses will be related to research and development. In general, our expenditures may increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

Research and Development Activities

Since we began operations in late 1999, we have devoted substantially all of our resources to the research and development of a number of product candidates for metabolic and endocrine diseases. Our research and development efforts are now principally focused on pursuing a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs. In the follow-on biologics field, we are developing a robust pipeline of products targeted for markets in anemia, neutropenia and autoimmune diseases. In addition, on the proprietary protein front our lead product, the FDA-approved IPLEX, is being studied as a treatment for several serious medical conditions including MMD and ALS in Italy. We conduct very little of our own preclinical laboratory research. We have outsourced several Phase II clinical studies with IPLEX and our other anti-cancer product candidates, INSM-18 and rhIGFBP-3, and plan on conducting additional clinical studies in the future.

All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and amounted to approximately $167 million for the period since inception, in November 1999, through December 31, 2007, and $21.8 million, $21.1 million and $18.9 million, for the years ended December 31, 2005, 2006 and 2007, respectively. Research and development expenses consist primarily of salaries and related expenses, costs to develop and manufacture products and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

All of our research and development expenditures related to our proprietary protein platform are interrelated as they are all associated with drugs that modulate IGF-I activity in the human body. A significant finding in any one drug for a particular indication may provide benefits to our efforts across all of these products. All of these products also share a substantial amount of our common fixed costs such as salaries, facility costs, utilities and maintenance. Given the small portion of research and development expenses that are related to products other than IPLEX we have determined that very limited benefits would be obtained from implementing cost tracking systems that would be necessary to allow for cost information on a product-by-product basis.

Our plans to develop our FOB candidates are expected to represent our main research and development focus for 2008 followed by external clinical research of IPLEX™ in the MMD indication. The development of our FOB candidates will involve manufacturing, process development and comparability followed by external clinical trials as required by the FDA to support safety and efficacy.

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

Results of Operations

Fiscal 2007 compared to Fiscal 2006

Revenues for the full-year 2007 totaled $7.5 million, up from $991,000 in the corresponding period of 2006. This increase was due to improvements in the cost recovery from our EAP and the receipt of licensing income from our agreement with NAPO Pharmaceuticals Inc., (“NAPO”), combined with increased sales of IPLEX™ during the first quarter of 2007.

The net loss for the 12 months ended December 31, 2007 was $20.0 million or $0.17 per share, compared to $56.1 million or $0.59 per share for the 12 months ended December 31, 2006. R&D Expenses dropped to $18.9 million from $21.1 million, reflecting lower litigation expenses which were included in R&D Expenses during the first quarter of 2006, and reduced commercial manufacturing activity in 2007. SG&A Expenses fell to $8.5 million from $25.7 million, due to a combination of reduced litigation expenses, which were included in SG&A Expenses for the final three quarters of 2006, and the elimination of commercial expenses in 2007.

Interest income for the full-year 2007 was $1.2 million, compared to $1.9 million for the full-year 2006. This decrease was mainly due to lower interest rates and a lower average cash balance for the full-year 2007 as compared to the full-year 2006. Interest expense for the 12 months ended December 31, 2007 was $682,000, compared to $3.7 million for corresponding period of 2006. This decrease in interest expense resulted from lower amortization of the debt discount associated with our March 2005 financing, as a significant acceleration of the discount took place in 2006 due to the conversion of notes into shares of our common stock.

As of December 31, 2007, we had total cash, cash equivalents and short-term investments on hand of $16.5 million, compared to $24.1 million on hand as of December 31, 2006. The $7.6 million decrease in cash, cash equivalents and short-term investments mainly reflected the use of $25.3 million for operating activities and a $500,000 investment in NAPO, which was partially offset by net proceeds of $17.0 million from an offering of our common stock and warrants to purchase our common stock and $1.0 million from the reduction of an outstanding letter of credit.

Accounts payable and accrued project costs and other decreased $6.9 million, from $8.3 million in fiscal 2006 to $1.4 million in fiscal 2007 as a result of decreased litigation activity. Stockholders’ equity decreased $2.4 million, from $13.9 million in fiscal 2006 to $11.5 million in fiscal 2007. In our common stock financing in May 2007, we received net proceeds of $17.0 million, but this was offset by our net loss of $20.0 million for fiscal 2007. Our accumulated deficit at December 31, 2007, increased to approximately $330.8 million from $310.8 million at December 31, 2006 due to our fiscal 2007 net loss of $20.0 million.

Fiscal 2006 compared to Fiscal 2005

In fiscal 2006, we recorded a net loss of $56.1 million, as compared to a net loss of $40.9 million for fiscal 2005. Our net loss in fiscal 2006 was larger than in fiscal 2005 because of our commercial sales operations. Revenue for fiscal 2006 was $1.0 million as compared to revenue of $0.1 million in fiscal 2005.

Cost of goods sold for fiscal 2006 was $1.5 million, which represents both variable and fixed components of drug supply production costs. These costs, which were previously expensed as research and development prior to commercial launch of IPLEX in the second quarter of fiscal 2006, were capitalized into inventory following launch and charged to the cost of product sales as units of IPLEX were sold. The high cost of goods sold in fiscal 2006 was primarily driven by the large fixed cost component being spread over a small number of commercial units as process enhancements required production downtime.

Research and development expenses, which consist primarily of costs associated with clinical trials of our product candidates, including the costs of manufacturing, compensation and other expenses related to research and development personnel and facilities expenses, decreased $0.7 million, from $21.8 million in fiscal 2005 to $21.1 million in fiscal 2006. This reduction was a result of recording litigation expenses post-commercialization of IPLEX as selling, general and administrative expense, whereas prior to commercialization litigation expenses were recorded as research and development expenses. In fiscal 2006, litigation expenses were classified as selling, general and administration expense during the last three quarters of the year and were classified as research and development expenses for the first quarter of the year. In fiscal 2005, litigation expenses were consistently recorded as research and development expenses.

Selling, general and administrative expenses increased $20.0 million, from $5.7 million for fiscal 2005 to $25.7 million for fiscal 2006. The increase was due to the commercial launch of IPLEX and the recording of legal costs as selling, general and administrative expense, as described above.

Following our March 2007 agreement with Tercica and Genentech, approximately $2.1 million in inventory and $5.0 million in construction-in-progress was written-off to asset impairment as a result of management’s assessed fair-value of these assets at December 31, 2006.

We recorded $3.7 million in interest expense for fiscal 2006 as a result of the amortization and conversion of our March 2005 convertible notes. Of this amount $3.4 million was non-cash as a result of the accelerated amortization of the debt discount due to the conversion of notes to common stock in the first and fourth quarters of fiscal 2006. $2.0 million of unamortized debt discount remained in long-term liabilities on our balance sheet and was expected to be amortized over the remaining life of the notes.

As of December 31, 2006, cash, cash equivalents and short-term investments increased to $24.1 million from $18.8 million at December 31, 2005. As a result of a higher average cash balance and higher interest rates in fiscal 2006 compared to fiscal 2005, interest income increased $1.1 million, from $0.8 million in fiscal 2005 to $1.9 million in fiscal 2006.

Accounts payable and accrued project costs and other increased $5.3 million, from $3.0 million in fiscal 2005 to $8.3 million in fiscal 2006 as a result of increased litigation activity. Stockholders’ equity increased $3.4 million in fiscal 2006 from $10.5 million in fiscal 2005 to $13.9 million in fiscal 2006. In our March 2006 common stock financing, we received net proceeds of $42.8 million, which was offset by our net loss of $56.1 million for fiscal 2006. Our accumulated deficit at December 31, 2006, increased to approximately $310.8 million from $254.7 million at December 31, 2005 due to our fiscal 2006 net loss of $56.1 million.

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

Capital Requirements

Expenditures in fiscal 2007 were principally related to research and development, clinical trial activity, manufacturing activity and administrative activity at our sites in Boulder, Colorado, and Richmond, Virginia in addition to legal and sales and marketing activity during the first quarter of 2007. In the short-term, we will need to raise substantial additional funds to enter into the follow-on biologics market and advance our proprietary protein platform into niche markets with unmet needs. In the longer-term, we will require substantial additional funds for the continued development of our potential product candidates. We have a shelf registration statement with the Securities and Exchange Commission that allows us to sell up to $75 million of our common stock, preferred stock or warrants for common or preferred stock of which approximately $17 million is still available. We may sell these securities in one or more separate offerings in amounts, at prices and on terms to be determined at the time of such offering(s). This shelf registration statement is intended to give us flexibility to take advantage of financing opportunities when and if deemed appropriate by us. Our continuation as a going concern depends on our ability to obtain such additional financing and, ultimately, to generate positive cash flow and attain profitability. There can be no assurance that adequate funds will be available when we need them or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

The report of the Ernst & Young, our independent registered public accounting firm, to our audited financial statements for the period ended December 31, 2007, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain positive cash flows from operations and our dependence upon obtaining adequate financing.

Planned expenditures in 2008 include the funding of our ongoing research and development activity, such as manufacturing and clinical trial costs, and general and administrative support costs.

Capital Resources

We have funded our operations to date primarily through public and private placements of debt and equity securities. We plan to continue incurring losses as we expand our research and development and do not expect material revenues for at least the next several years. At December 31, 2007, our cash and short-term investments were approximately $16.5 million, and were invested in money market instruments and municipal bonds. This is a decrease of $7.6 million from fiscal 2006, as a result of our cash use during the year, offset by our common stock financing described below.

On May 7, 2007, we entered into definitive subscription agreements with certain investors relating to the sale of an aggregate of 20,255,367 units, each unit consisting of one (1) share of our common stock and one warrant to purchase 0.1 shares of our common stock at an exercise price of $1.10 per share, for a purchase price of $0.90 per unit. Net proceeds from the offering were $17.0 million. This offering was made pursuant to the Company’s effective shelf registration statement described above.

Our business strategy contemplates raising additional capital through debt or equity sales. We also plan to enter into agreements with corporate partners in order to fund operations through milestone payments, license fees and equity investments.

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

Contractual Obligations

We are obligated to make future payments under various contracts as set forth below:

Contractual Obligations

(in thousands)

	Payments Due by Years
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
Long term debt (1)	$5,317	$2,439	$2,878	$—	$—
Operating lease obligations	9,040	996	2,019	4,693	1,332

	$14,357	$3,435	$4,897	$4,693	$1,332

(1)	Long-term debt obligations reflect the future interest and principal payments of the future interest and principal payments of the Company’s convertible notes outstanding as of December 31, 2007. These notes become due in quarterly installments, beginning on March 8, 2008, if not converted to common shares at an earlier date.

Critical Accounting Policies

Preparation of financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions. We continually evaluate these estimates and assumptions. The accounting policies discussed below are those we consider critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment. Actual results could differ from our estimates. For additional accounting policies, see Note 1 to our Consolidated Financial Statements—“Description of the Business and Summary of Significant Accounting Policies.”

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and related expenses, cost to develop and manufacture products, patent protection costs and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. We do not have separate accounting policies for internal or external research and development and we do not conduct any research and development for others. Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with third-party organizations that conduct and manage clinical trials on our behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol.

Litigation costs as they relate to our patents are recorded as research and development expenditures. However, from May through December 2006, the Company shifted from research and development operations to commercial operations, and litigation costs were recorded as a selling, general and administrative activity during this time.

Revenue Recognition

We record revenue from product sales when the goods are delivered and title passes to the customer. At the time of sale, estimates for sales deductions, including rebates to government agencies, are recorded. These provisions are provided for in the same period the related product sales are recorded. Following our settlement agreement with Tercica and Genentech on March 6, 2007, we ceased to supply IPLEX to patients and discontinued sales of IPLEX as of March 7, 2007. Revenue from our Expanded Access Program is recognized when the drugs have been provided to program patients and collectibility is assured. License income is recognized as revenue when the milestones are achieved and payments are due.

Stock-Based Compensation

We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2006, using the “modified prospective transition method” described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, we use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expect to continue to use this option valuation model. Under that transition method, compensation cost recognized during the year ended December 31, 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Share Based Payments, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair valued estimated in accordance with the provisions of SFAS 123R, Share-Based Payments.

Prior to January 1, 2006, we applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock based compensation plans. Results for prior periods have not been restated. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro-forma net income and earnings per share in Note 1 to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at December 31, 2007, had $16.5 million invested in money market instruments and municipal bonds. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose liquidities at December 31, 2007, are all less than six months minimizes such risks. In addition, while a hypothetical one percent per annum decrease in market interest rates would have reduced our interest income for fiscal 2007, it would not have resulted in a loss of the principal and the decline in interest income would have been immaterial. Our purpose in making these investments is to generate investment income.

We currently do not transact any significant portion of our business in functional currencies other than the U.S. dollar. To the extent that we continue to transact our business using the U.S. dollar as our functional currency, we do not believe that the fluctuations in foreign currency exchange rates will have a material adverse effect on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth on pages F-1 to F-9.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation, as of December 31, 2007, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is contained in Item 8 of this Annual Report on Form 10-K.

There have been no changes in our internal control over financial reporting that occurred during the year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Election of Directors” and “Designation of Auditors” in our definitive proxy statement for our 2008 annual meeting of stockholders as filed with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page F-1:

(i)	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

(ii)	Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

(iii)	Consolidated Balance Sheets

(iv)	Consolidated Statements of Operations

(v)	Consolidated Statements of Stockholders’ Equity

(vi)	Consolidated Statements of Cash Flows

(vii)	Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES.

None required.

3.	EXHIBITS.

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index. Exhibits 10.1, 10.2, 10.14, 10.16, 10.17, 10.19, 10.20, 10.21 and 10.22 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richmond, Commonwealth of Virginia, on the 12th day of March, 2008.

INSMED INCORPORATED
a Virginia corporation
(Registrant)

By:	/s/ GEOFFREY ALLAN
Geoffrey Allan, Ph.D.
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of March, 2008.

Signature	Title

/s/ GEOFFREY ALLAN	Chairman of the Board, President and Chief
Geoffrey Allan, Ph.D.	Executive Officer (Principal Executive Officer)

/s/ KEVIN P. TULLY	Chief Financial Officer (Principal Financial
Kevin P. Tully	Officer) and Executive Vice President

/s/ KENNETH G. CONDON Kenneth G. Condon	Director

/s/ GRAHAM K. CROOKE	Director
Graham K. Crooke, MB.BS

/s/ STEINAR J. ENGELSEN	Director
Steinar J. Engelsen, M.D.

/s/ DENNIS LANFEAR	Director
Dennis Lanfear

/s/ MELVIN SHAROKY	Director
Melvin Sharoky, M.D.

/s/ RANDALL W. WHITCOMB	Director
Randall W. Whitcomb, M.D.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Insmed Incorporated

We have audited the accompanying consolidated balance sheets of Insmed Incorporated as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insmed Incorporated at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method for accounting for income taxes to comply with the accounting provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation to comply with the accounting provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insmed Incorporated’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 7, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Insmed Incorporated

We have audited Insmed Incorporated’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Insmed Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Insmed Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insmed Incorporated as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 7, 2008

INSMED INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash, cash equivalents and short-term investments	$16,479	$24,112
Restricted cash	—	407
Accounts receivable, net	250	241
Inventories	—	576
Prepaid expenses	244	87

Total current assets	16,973	25,423
Long-term assets:
Restricted cash—long term	2,095	2,708
Investments	258	—
Deferred financing costs, net	170	209
Property and equipment, net	4	8

Total long-term assets	2,527	2,925

Total assets	$19,500	$28,348

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$904	$7,187
Accrued project costs & other	503	1,115
Payroll liabilities	631	1,302
Interest payable	23	23
Deferred rent	115	54
Deferred income	245	—

Convertible debt	2,211	—
Debt discount	(950)	—

Net convertible debt	1,261	—

Total current liabilities	3,682	9,681

Long-term liabilities:
Convertible debt	2,764	5,125
Debt discount	(651)	(1,964)

Net long-term convertible debt	2,113	3,161
Asset retirement obligation	2,217	1,626

Total liabilities	8,012	14,468

Stockholders’ equity:
Common stock; $.01 par value; authorized shares 500,000,000; issued and outstanding shares, 121,904,312 in 2007 and 101,328,118 in 2006	1,219	1,013
Additional paid-in capital	341,270	323,664
Accumulated deficit	(330,759)	(310,797)
Accumulated other comprehensive loss:
Unrealized loss on investment	(242)	—

Net stockholders’ equity	11,488	13,880

Total liabilities and stockholders’ equity	$19,500	$28,348

See accompanying notes.

INSMED INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Sales, net	$423	$263	$—
Royalties	121	157	131
License income	1,607	—	—
Other expanded access program income	5,378	571	—

Total revenues	7,529	991	131
Operating expenses:
Cost of goods sold	576	1,490	—
Asset impairment	—	7,103	—
Research and development	18,937	21,089	21,835
Selling, general and administrative	8,455	25,682	5,730

Total expenses	27,968	55,364	27,565

Operating loss	(20,439)	(54,373)	(27,434)
Interest income	1,159	1,937	752
Interest expense	(682)	(3,703)	(14,247)

Net loss	$(19,962)	$(56,139)	$(40,929)

Basic and diluted net loss per share	$(0.17)	$(0.59)	$(0.84)

Shares used in computing basic and diluted net loss per share	114,682	95,321	48,742

See accompanying notes.

INSMED INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(in thousands, except share amounts)

	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2004	$449	$220,515	$(213,729)	$—	$7,235
Net loss	—	—	(40,929)	—	(40,929)
Issuance of 163,322 shares of common stock upon exercise of stock options	2	131	—	—	133
Issuance of 169,823 shares of common stock from Employee Stock Purchase Plan	2	140	—	—	142
Issuance of 18,287,848 shares of common stock upon conversion of notes	182	23,500			23,682
Issuance of 3,011,303 shares of common stock upon exercise of warrants	30	4,195	—	—	4,225
Recognition of debt discount in conjunction with issuance of $35 million of convertible notes net of offering costs of $2,428,000		15,993			15,993
Recognition of stock acceleration expense for employees		15			15
Recognition of stock compensation expense for consultants	—	33	—	—	33

Balance at December 31, 2005	665	264,522	(254,658)	—	10,529
Net loss	—	—	(56,139)	—	(56,139)
Issuance of 36,500 shares of common stock upon exercise of stock options	—	19	—	—	19
Issuance of 280,234 shares of common stock from Employee Stock Purchase Plan	3	254	—	—	257
Issuance of 4,912,971 shares of common stock upon conversion of notes	49	6,313			6,362
Issuance of 6,572,621 shares of common stock upon exercise of warrants	66	9,003	—	—	9,069
Issuance of 23,000,000 shares of common stock for cash, net of offering costs of $421,000	230	42,589	—	—	42,819
Recognition of stock compensation expense for consultants	—	79	—	—	79
Recognition of stock option expense in accordance with FAS 123R	—	885	—	—	885

Balance at December 31, 2006	1,013	323,664	(310,797)	—	13,880
Comprehensive loss:
Net loss			(19,962)		(19,962)
Unrealized loss on investment				(242)	(242)

Comprehensive loss	—	—			(20,204)

Issuance of 18,000 shares of common stock upon exercise of stock options	—	9	—	—	9
Issuance of 186,870 shares of common stock from Employee Stock Purchase Plan	2	127	—	—	129
Issuance of 116,573 shares of common stock upon conversion of notes	1	150			151
Issuance of 20,255,367 shares of common stock for cash, net of offering costs of $1,266,135	203	16,761	—	—	16,964
Recognition of stock compensation expense for consultants	—	38	—	—	38
Recognition of stock option expense in accordance with FAS 123R	—	521	—	—	521

Balance at December 31, 2007	1,219	341,270	(330,759)	(242)	11,488

See accompanying notes.

INSMED INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(19,962)	$(56,139)	$(40,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	406	3,369	12,897
Non-cash stock acceleration	—	—	15
Stock based compensation expense	521	885	—
Stock options issued for services	38	79	33
Impairment of property, plant and equipment	—	5,020	—
Changes in operating assets and liabilities:
Accounts receivable	(9)	(241)	—
Inventory	576	(576)	—
Other assets	(157)	(4)	91
Accounts payable	(6,282)	6,219	(1,653)
Accrued project costs & other	(612)	(875)	1,106
Payroll liabilities	(671)	(272)	391
Deferred rent	61	(232)	(359)
Deferred income	245	—	—
Asset retirement obligation	591	592	591
Interest payable	—	(29)	52

Net cash used in operating activities	(25,255)	(42,204)	(27,765)

Investing activities
Decreases (Increases) of short-term investments	9,066	(12,191)	(2,800)
Purchases of investments	(500)	—	—
Purchases of property, plant and equipment	—	(5,020)	—

Net cash provided by (used in) investing activities	8,566	(17,211)	(2,800)

Financing activities
Proceeds from issuance of common stock
Proceeds from issuance of convertible debt with detachable stock warrants	—	—	35,000
Public offering	18,230	43,240	—
Issuance costs	(1,266)	(421)	—
Warrants converted into shares	—	9,069	—
Other	138	325	4,621

Total proceeds from issuance of common stock	17,102	52,213	39,621
Costs incurred in conjunction with issuance of debt	—	—	(2,428)
Changes in cash restricted to restricted letters of credit	1,020	288	185

Net cash provided by financing activities	18,122	52,501	37,378

Increase (Decrease) in cash and cash equivalents	1,433	(6,914)	6,813
Cash and cash equivalents at beginning of year	2,121	9,035	2,222

Cash and cash equivalents at end of year	$3,554	$2,121	$9,035

Supplemental information
Cash paid for interest	$279	$319	$1,104

See accompanying notes.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Business and Summary of Significant Accounting Policies

We are a development stage company with expertise in recombinant protein drug development. We have a state-of-the art FDA-approved commercial biologics manufacturing facility located in Boulder, Colorado, and our corporate office is located in Richmond, Virginia.

We are pursuing a dual path strategy involving entry into the follow-on biologics (follow-on biologics) arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs. In the follow-on biologics field, we are developing a robust pipeline of products targeted for markets in anemia, neutropenia and autoimmune diseases. On the proprietary protein front, our product, the FDA-approved IPLEX™, is in various stages of development for a number of serious medical conditions. Based on a comprehensive market analysis, our current resource allocation strategy for IPLEX™ is focused primarily on Myotonic Muscular Dystrophy (“MMD”) followed by Amyotrophic Lateral Sclerosis (“ALS”) in Italy, also known as Lou Gehrig’s disease. Other areas where IPLEX™ has also shown potential such as HIV-associated Adipose Redistribution Syndrome (“HARS”), , and Retinopathy of Prematurity (“ROP”) will be considered in the future when our primary indications have been fully pursued.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers investments with maturities of three months or less when purchased to be cash equivalents. Short-term investments are available for sale and consist primarily of short-term municipal bonds. These securities are carried at market, which approximates cost. The cost of the specific security sold is used to compute the gain or loss on the sale of marketable securities. The table below details the breakdown of our cash and cash equivalents and our short-term investments:

	December 31,
	2007	2006
	(in thousands)
Cash and Cash Equivalents	$3,554	$2,121
Short-Term Investments	12,925	21,991

Total Cash and Cash Equivalents and Short-Term Investments	$16,479	$24,112

On April 14, 2004, we announced that we had acquired a lease to operate a recombinant protein manufacturing facility located in Boulder, Colorado. We intended to use the facility for the commercial manufacture of our FDA approved product, IPLEX™. As of December 31, 2006, we had Letters of Credit and

corresponding Certificate of Deposits accounts provided to the landlord of the manufacturing facility in the amount of $0.9 million for prepayment of the remaining outstanding lease term of approximately one year and a Letter of Credit and corresponding Certificate of Deposit account to Baxter Healthcare Corporation for $2.2 million to cover facility restoration expenses upon termination of the lease. These amounts were classified as restricted cash on the balance sheet. On June 20, 2007, we notified our landlord that we wish to renew our lease. In November we eliminated the two previously discussed Letters of Credit and Certificate of Deposit accounts and provided a new Letter of Credit to the landlord of the manufacturing facility in the amount of $2.1 million to cover facility restoration expenses upon termination of the lease. This amount is classified as restricted cash on the balance sheet. The accrued restoration expenses as of December 31, 2007 were $2.2 million and is recorded in asset retirement obligation on the balance sheet. Accretion expense for the years ended December 31, 2007, 2006 and 2005 totaled $0.6 million, $0.6 million and $0.6 million respectively.

Property and Equipment

Depreciation is provided using the straight-line method over periods ranging from three to seven years. Property and equipment is stated at cost and consists of the following:

	December 31,
	2007	2006
	(in thousands)
Furniture and office equipment	$511	$511
Accumulated depreciation	(507)	(503)

Property and equipment, net	$4	$8

Inventories

Inventories are stated at the lower of cost or market and consist primarily of manufacturing costs for the production of IPLEX™ that were incurred subsequent to the approval for marketing by the United States Food and Drug Administration (the “FDA”). Cost is determined using average costing. In 2006, included in cost of goods sold is a lower of cost or market valuation adjustment of approximately $0.9 million. As of December 31, 2006 we had approximately $576,000 of IPLEX finished goods inventory. Please see Note 3 for asset impairment write-down related to inventory. Inventory is not currently capitalized as IPLEX is not being sold commercially at present.

Fair Value of Financial Instruments

We consider the recorded cost of our financial assets and liabilities, which consist primarily of cash, cash equivalents and short-term investments, to approximate the fair value of the respective assets and liabilities at December 31, 2007 and 2006 due to the short-term maturities of these instruments. We also hold an investment in NAPO Pharmaceuticals, Inc. (“NAPO”), classified as an “available-for-sale” security and reported at fair value. The carrying value of the convertible debt is $5.0 million which approximates fair value. This is calculated using the intrinsic value of the conversion feature.

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

Litigation costs as it relates to our patents are recorded as research and development expenditures. However, from May through December 2006, the Company shifted from research and development operations to commercial operations, and litigation costs were recorded as a selling, general and administrative activity during this time.

Income Taxes

Income taxes are accounted for in accordance with FAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Valuation allowances are recorded if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of our valuation allowance, we record a change in valuation allowance through income tax expense in the period such determination is made.

In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on disclosure requirements, measurement and classification provisions, and transition requirements. We implemented FIN 48 on January 1, 2007 and due to the accumulated loss position of the Company, such implementation did not have a material impact on our consolidated financial statements.

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

Comprehensive Loss

Comprehensive loss is net loss plus certain other items that are recorded directly to stockholders’ equity. Total comprehensive loss for the year ended December 31, 2007 was $20.2 million.

Recent Accounting Pronouncements

In September 2006, FASB issued FASB Statement No. 157, Fair Value Measurements (“FASB 157”), which establishes a common definition for fair value under U.S. generally accepted accounting principles and creates a framework for measuring fair value. FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FASB 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities. We are currently evaluating the requirements and future impact of FASB 157 on our consolidated financial statements.

2.    Risks and Uncertainties

For the period from inception to December 31, 2007, the Company has incurred recurring operating losses and has accumulated a deficit of $330 million. During 2007, the Company incurred an operating loss of $20.0 million and net cash used in operations of $25 million. The Company’s ability to continue as a going concern is dependent upon its ability to take advantage of raising capital through securities offerings, debt financing, and partnerships and use these sources of capital to fund operations. Management is focusing on raising capital through any one or more of these options. There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern and the financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.    Asset Impairment

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived, (FAS 144) assets are reviewed for impairment losses whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Following the Settlement, License and Development agreement with Tercica, Inc. and Genentech Inc. on March 5, 2007, Insmed entered into a Consent Judgment and Permanent Injunction whereby Insmed ceased supplying IPLEX to patients with Primary IGF-D and other short stature indications.

In accordance with the provisions of FAS 144, the Company recorded an asset impairment of approximately $5.0 million in December 2006, related to fixed assets previously capitalized to support the production of IPLEX. In addition to the asset impairment noted above, the Company considered the realizability of IPLEX inventory in accordance with applicable guidance. We also recorded an inventory write-down of approximately $2.1 million in December 2006, to adjust inventory to its net realizable value.

4.    Stockholders’ Equity

Common Stock & Convertible Debt

On May 7, 2007, Insmed entered into definitive subscription agreements with certain investors relating to the sale of an aggregate of 20,255,367 units, each unit consisting of one (1) share of Common Stock and one Warrant to purchase 0.1 shares of Common Stock at an exercise price of $1.10 per share, for a purchase price of $0.90 per unit. Net proceeds from the offering were $17.0 million. The offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-131535).

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

On March 15, 2005 (the Initial Closing Date), Insmed issued and sold approximately $35,000,000 aggregate principal amount of 5.5% Senior Convertible Notes (the Notes) to a group of institutional investors, which Notes will be convertible into our common stock, par value $0.01 per share, and Warrants to purchase 14,864,865 shares of our common stock (the Warrants), at an exercise price of $1.36 per share. The Notes will convert into the Company’s Common Stock at a conversion price of $1.295 per share as adjusted in accordance with certain anti-dilution adjustments (the Conversion Price). The principal of each Note will mature and be payable in nine quarterly installments commencing on March 1, 2008 and ending on March 1, 2010. All outstanding Notes shall be repaid in cash or converted within five years after the Initial Closing Date. Interest on the Notes is payable quarterly. Upon conversion of the Notes, the related accrued and unpaid interest, if any, shall be paid in cash to the investor. The Warrants are exercisable for five years from the Initial Closing Date. Commencing two years after the Initial Closing Date, if the market value of our common stock closes above 200% of the Conversion Price for at least fifteen of twenty consecutive trading days and other specific criteria are met, we shall have the right on one occasion only to redeem 50% or more (on a pro rata basis) of the Notes at par, plus any related accrued interest. The investor has the right to require us to repurchase the Notes upon the occurrence of certain repurchase events set forth in the transaction agreements, including, but not limited to, the absence of trading or market prices, delisting, a fundamental change or certain actions that discriminate against the investors in regards to their interest in the common stock. The investors shall also have a right of participation in any future financings undertaken by us for one year, which will permit the investors to purchase up to such portion of any subsequent equity or equity-linked financing, on the same terms and conditions as the other parties in the financing, as shall enable each investor to maintain its ownership percentage of the Company on a fully diluted basis at such time. During 2007, $150,000 of convertible notes were converted into 116,573 shares including shares paid for interest. Our remaining convertible notes balance is $4,975,000. If all of the notes are converted prior to the repayments beginning in March 2008 they would be convertible into approximately 3.8 million shares. The table below details our debt payments over the corresponding years.

	Payments Due by Years
	Total	2008	2009	2010
	(in thousands)
Long term debt	$4,975	$2,211	$2,211	$553

Periodically, the Company has issued shares of common stock in exchange for services provided by shareholders and others. These issuances have been recorded at their estimated fair value at the time of the respective transactions and corresponding amounts have been reflected as expense in the accompanying consolidated statements of operations.

Stock Warrants and Options

The following table summarizes the activity of the Company’s warrants:

	Warrants for Shares of Common Stock	Weighted- Average Exercise Price
Outstanding at January 1, 2007	9,885,439	$1.78
Granted	2,025,536	1.10

Outstanding at December 31, 2007	11,910,975	$1.66

As of December 31, 2007, we had two equity compensation plans under which we were granting stock options and shares of non-vested stock. We are currently granting stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors and the Board of Directors (the “Board”).

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

The Company issues stock options to attract and retain executive officers, key employees, non-employee directors and other non-employee advisors and service providers. The maximum number of shares issuable under the Company’s stock option plan is 9,250,000. There were 3,186,094 options issuable at December 31, 2007. Options may be granted at the discretion of the board of directors, compensation committee or a delegate. The intrinsic value of stock options exercised during 2007 was $7,011. The weighted-average fair value of options granted during 2007, 2006, and 2005 was $0.77, $1.25, and $0.83, respectively. The cash received from option exercises during 2007 was $9,000. A summary of stock option activity is as follows:

Description	2007	Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	6,563,932	$3.04
Granted	509,500	0.77
Exercised	(18,000)	0.50
Cancelled	(1,817,183)	2.50

Options outstanding at December 31, 2007	5,238,249	2.31	3.27	$118,470

Exercisable at December 31, 2007	3,798,965	$2.67	2.61	$69,804

The following table summarizes options outstanding at December 31, 2007:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders:
Amended and Restated 2000 Stock Incentive Plan	5,238,249	$2.31	3,186,094
Amended and Restated 2000 Employee Stock Purchase Plan	—	—	715,078

Total:	5,238,249	$2.31	3,901,172

A total of 20,990,923 shares of common stock were reserved at December 31, 2007 in connection with stock options, stock warrants, and the employee stock purchase plan.

5.    Stock Options

As a result of adopting Statement 123(R), the Company recognized non-cash share-based compensation expense of approximately $0.5 million for 2007 and $0.9 million in 2006 as compared to no expense recognition under APB 25. This expense was included on the “Selling, general and administrative” and “Research and development” lines of the consolidated statement of operations. As of December 31, 2007, there was $0.9 million of total unrecognized compensation cost related to stock options expected to be recognized over the remaining vesting period of those options.

Prior to the adoption of Statement 123(R), the Company’s stock-based employee compensation plans were accounted for in accordance with APB 25, under which no compensation expense was recorded because the exercise price of employee stock options equaled the market price of the underlying stock on the date of grant. Had the Company adopted Statement 123(R) in prior periods, the impact of that statement would have approximated the impact of FAS 123 (as if the fair-value-based recognition provisions of that statement had been applied) as shown in the following table. The weighted-average grant date fair values of stock options awarded in

2005 were estimated at the date of grant using the Black-Scholes-Merton option-pricing model assuming a weighted average volatility of 89%, a risk-free interest rate of 4.17%, no dividends, and a weighted-average expected life of the option of 5 years.

INSMED INCORPORATED

Stock Compensation Expense

(in thousands, except per share amounts)

Year Ended December 31, 2005
Net Loss	$(40,929)

Net Loss Per Share (Basic and Diluted)	$(0.84)

Stock based employee compensation cost (under APB 25)	—
Fair value stock compensation expense	(1,628)
Pro-Forma Net Income	(42,557)

Pro-Forma Net Loss Per Share (Basic and Diluted)	$(0.87)

The Company valued stock options granted in 2006 and 2007 using a Black-Scholes-Merton valuation model which necessitates the development of certain key assumptions. The volatility factor was estimated based on the Company’s historical volatility. The Company also used historical data to derive the option’s expected life and employee forfeiture rates within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The dividend yield is predicated on the current annualized dividend payment. The weighted-average grant-date fair value of stock options awarded was estimated on the date of grant using the following assumptions: risk-free interest rate of 4.65% in 2007 and 4.3% in 2006, no dividends, volatility of 91% in 2007 and 113% in 2006, an expected life of 3.47 years in 2007 and 2.59 years in 2006 and a forfeiture rate of 32% in 2007 and 28% in 2006.

6.    Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109 (“FIN 48”), as of January 1, 2007. Due to the accumulated loss position of the Company, the adoption had no material impact on the Company’s consolidated financial statements. As of the date of adoption and as of December 31, 2007, the Company has recorded no reserves for unrecognized income tax benefits. The Company is subject to U.S. federal and state income taxes. The statute of limitations for tax audit is generally open for the years 2000 and later. However, the Company is a development-stage pharmaceutical company which has incurred net operating losses since inception. Such loss carryforwards would be subject to audit in any tax year in which those losses are carried and applied, notwithstanding the year of origin. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.

The deferred tax assets of approximately $122 million and $123 million at December 31, 2007 and 2006, respectively, arise primarily due to net operating loss carryforwards for income tax purposes. Due to the Company’s anticipated future losses, these amounts have been entirely offset by a valuation allowance.

At December 31, 2007 and 2006, the Company had net operating loss carryforwards for income tax purposes of approximately $306 million and $313 million, respectively, expiring in various years beginning in 2008. Utilization of these carryforwards will be significantly limited due to changes in the ownership of the Company’s common stock. The Company has never been audited by the Internal Revenue Service.

Deferred tax assets (liabilities) consist of the following at December 31:

	2007	2006
	(in thousands)
Deferred tax assets
General Business Credits	$3,198	$3,801
Other	2,819	1,000
NOL Carryforwards	116,176	117,806

	122,193	122,607
Total deferred tax assets
Deferred tax liabilities
Other	—	—

	—	—

Total deferred tax liabilities
Tax deferred asset/(liability)	122,193	122,607
Valuation allowance	(122,193)	(122,607)

Net deferred tax asset/(liability)	$—	$—

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	2007	2006	2005
Statutory federal tax rate	34%	34%	34%
Permanent items	-2%	-3%	-11%
State income taxes net of federal benefit	4%	4%	3%
Research and development credit	-3%	-1%	1%
Expired net operating loss carryforwards	-39%	-15%	-8%
Change in valuation allowance	6%	-19%	-19%

Total Expense	0%	0%	0%

7.    Leases

The Company leases office space in Richmond, Virginia under an operating lease agreement expiring in October 2016. The lease provides for monthly rent of approximately $30,800 with a 3% escalation per year. The Company also leases a manufacturing facility and warehouse in Boulder, Colorado under an operating lease agreement expiring in February 2013. The lease provides for monthly rent of approximately $30,000 with a 3% escalation per year. The Company also leases a vehicle and office equipment. Future minimum payments on all these leases at December 31, 2007 is presented in the table below. Rent expense for all operating leases approximated $1,094,000 in 2007, $1,427,000 in 2006, and $846,000 in 2005.

	Payments Due by Years
	Total	2008	2009	2010	2011	2012	2013 & Beyond
	(in thousands)
Operating lease obligations	$9,040	$996	$1,011	$1,008	$809	$836	$4,380

8.    Employee Benefit Plans

In 2000, the Company adopted a stock purchase plan whereby eligible employees may purchase common stock. Purchases may be made through payroll deductions subject to annual limitations. The purchase price per share under the plan is the lesser of 85% of the fair market value of a share of common stock at the beginning of each offering period or 85% of the fair market value on the date the purchase is made. As of December 31, 2007 there were 1,500,000 shares authorized for issuance under the plan and 715,078 had been issued.

The Company also maintains a tax-qualified employee savings and retirement plan (the “401(k) plan”) for eligible employees. Participating employees may defer up to the lesser of 25% of W-2 compensation or the maximum amount permitted by the Internal Revenue Code, as amended. The 401(k) plan permits the Company to make matching contributions on behalf of all participants who have elected to make deferrals. To date, the Company has not made any contributions to the plan.

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

As a result of the restructuring plan, we incurred a one-time restructuring charge in March 2007 of approximately $1.7 million for severance payments. The $1.7 million represented the total amount of restructuring charges that were incurred. These charges were recorded as research and development expenses and selling, general and administrative expenses in the income statement and the remaining payouts of approximately $5,000 are classified as payroll liabilities on the consolidated balance sheet.

10.    License and Collaborative Agreements

Pharmacia

In August 2002 we entered into an agreement with Pharmacia that grants us an exclusive license to Pharmacia’s portfolio of regulatory filings pertaining to rhIGF-I. In consideration for the exclusive license we have agreed to make therapy available to the 17 Growth Hormone Insensitivity Syndrome subjects that were previously being treated with rhIGF-I supplied by Pharmacia.

NAPO

On January 5, 2007, we entered into an agreement with NAPO Pharmaceuticals, whereby NAPO will license from us the technology surrounding INSM-18 also know as Masoprocal. The license gives NAPO the right to develop, manufacture and commercialize Masoprocal products for any indications relating specifically to diabetes, cardiac disease, vascular disease, metabolic disease and Syndrome X. The agreement calls for payments from NAPO to us upon the delivery of certain milestones. During 2007 we received $1.5 million in milestone payments.

11.    Quarterly Financial Data (Unaudited)

INSMED INCORPORATED

Quarterly Financial Data

(in thousands except per share amounts)

	Fiscal Quarter
	First		Second		Third		Fourth
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues	$1,660	$54	$2,275	$210	$1,452	$226	$2,142	$501
Operating Loss	(10,403)	(10,920)	(2,569)	(9,324)	(4,123)	(12,724)	(3,344)	(21,405)
Net Loss	(10,253)	(13,427)	2,500	(8,911)	(3,912)	(12,372)	(3,297)	(21,429)

Net Loss Per Share (Basic and Diluted)	$(0.10)	$(0.17)	$(0.02)	$(0.09)	$(0.03)	$(0.12)	$(0.03)	$(0.21)

12.    Legal Proceedings

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

On March 5, 2007, we reached a settlement agreement ending all litigation with Tercica and Genentech. Pursuant to the agreement, we agreed to cease sales and marketing of IPLEX for the treatment of short stature disorders in the United States and agreed to withdraw our European Marketing Authorization Application for IPLEX for treatment of short stature disorders. We continue to provide IPLEX to named patients with ALS in Italy under our Expanded Access Program. We pay a royalty under our agreement for all cost-recovery that we receive under the Expanded Access Program. The agreement also gives us the right, through a worldwide development partnership with Tercica and Genentech, to market IPLEX for conditions not related to short stature. These indications include severe insulin resistance, MMD and HARS, among others. The development partnership includes provisions that give us a 50% share of profits and reimbursement for 50% of development costs if either Tercica or Genentech exercises opt-in rights for marketing of IPLEX in any of these new indications that we develop. In addition, as part of the settlement agreement, Tercica and Genentech waived the damages awarded by the jury in the patent infringement suit from the District Court for the Northern District of California.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation of Insmed Incorporated, as amended (previously filed as Annex H to the Joint Proxy Statement/Prospectus contained in Part I of Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Insmed Incorporated (previously filed as Annex I to the Joint Proxy Statement/Prospectus contained in Part I of Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

3.3	Form of Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, creating a new series of Preferred Stock designated as Series A Junior Participating Preferred Stock (previously filed as Exhibit A to the Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent, filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May, 17, 2001 and incorporated herein by reference).

3.4	Amendment for Reverse Split (previously filed as Exhibit 3.4 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

4.1	Description of Capital Stock (contained in the Articles of Incorporation filed as Exhibit 3.1).

4.2	Specimen stock certificate representing common stock, $.01 par value per share, of the Registrant (previously filed as Exhibit 4.2 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

4.3	Article VI of the Articles of Incorporation of Insmed Incorporated (previously filed as Exhibit 4.1 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

4.4	Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent (which includes as (i) Exhibit A the form of Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, (ii) Exhibit B the form of Rights Certificate, and (iii) Exhibit C the Summary of the Rights to Purchase Preferred Stock) (previously filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 2001 and incorporated herein by reference).

4.5	Form of Rights Certificate (previously filed as Exhibit B to the Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent, filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 2001 and incorporated herein by reference).

4.6	Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors in the July 2003 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.6 to Insmed Incorporated’s Registration Statement on Form S-3 (Registration No. 333-107308) on July 24, 2003 and incorporated herein by reference).

4.7	Form of Warrant issued by Insmed Incorporated to each of the investors in July 2003 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.7 to Insmed Incorporated’s Registration Statement on Form S-3 (Registration No. 333-107308) on July 24, 2003 and incorporated herein by reference).

4.8	Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors in the November 2004 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K on November 10, 2004 and incorporated herein by reference).

Exhibit Number	Exhibit Title
4.9	Form of Warrant issued by Insmed Incorporated to each of the investors in November 2004 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit B to the Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K on November 10, 2004 and incorporated herein by reference).

4.10	Form of Purchase Agreement dated March 15, 2005 between Insmed Incorporated and each of the investors in the March 2005 private placement of notes and warrants to purchase common stock (previously filed as Exhibit 4.1 to Insmed Incorporated’s Current Report on Form 8-K on March 16, 2005 and incorporated herein by reference).

4.11	Form of 5.5% Note Due 2008-2010 dated March 15, 2005 between Insmed Incorporated and each of the investors in the March 2005 private placement of notes and warrants to purchase common stock (previously filed as Exhibit 4.2 to Insmed Incorporated’s Current Report on Form 8-K on March 16, 2005 and incorporated herein by reference).

4.12	Form of Warrant dated March 15, 2005 between Insmed Incorporated and each of the investors in the March 2005 private placement of notes and warrants to purchase common stock (previously filed as Exhibit 4.3 to Insmed Incorporated’s Current Report on Form 8-K on March 16, 2005 and incorporated herein by reference).

4.13	Form of Registration Rights Agreement dated March 15, 2005 between Insmed Incorporated and each of the investors in the March 2005 private placement of notes and warrants to purchase common stock (previously filed as Exhibit 4.4 to Insmed Incorporated’s Current Report on Form 8-K on March 16, 2005 and incorporated herein by reference).

4.14	Amendment No. 1 to Rights Agreement dated March 15, 2005 between Insmed Incorporated and Wachovia Bank, N.A. (f/k/a First Union National Bank) (previously filed as Exhibit 4.5 to Insmed Incorporated’s Current Report on Form 8-K on March 16, 2005 and incorporated herein by reference).

4.15	Form of Warrant dated May 4, 2007 between Insmed Incorporated and each of the investors in the May 2007 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.1 to Insmed’s Current Report on Form 8-K on May 4, 2007 and incorporated herein by reference).

10.1	Insmed Incorporated 2000 Stock Purchase Plan (previously filed as Exhibit 10.1 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.2	Insmed Incorporated 2000 Stock Incentive Plan (previously filed as Exhibit 10.2 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.3	Amended and Restated License Agreement between Insmed Pharmaceuticals, Inc. and the University of Virginia Patent Foundation (previously filed as Exhibit 10.3 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.4+	Subscription, Joint Development and Operating Agreement by and among Celtrix Pharmaceuticals, Inc., Élan Corporation, plc, Élan International Services, Ltd., and Celtrix Newco Ltd. dated as of April 21, 1999 (previously filed as Exhibit 10.8 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.5+	License Agreement by and between Celtrix Newco Ltd. and Celtrix Pharmaceuticals, Inc. dated as of April 21, 1999 (previously filed as Exhibit 10.9 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.6+	License Agreement by and between Celtrix Newco Ltd. and Élan Pharmaceutical Technologies, a division of Élan Corporation, plc, dated as of April 21, 1999 (previously filed as Exhibit 10.10 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.7	License Agreement, dated as of April 1, 2993, between Genentech, Inc. and Celtrix Pharmaceuticals, Inc. (previously filed as Exhibit 10.11 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.8	Purchase Agreement among Insmed, Inc., Insmed Pharmaceuticals, Inc. and certain investors named therein dated January 13, 2000 (previously filed as Exhibit 10.12 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein be reference).

10.9	Form of Warrant of Insmed to be issued pursuant to Purchase Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors dated January 13, 2000 (previously filed as Exhibit 10.13 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.10	Form of Registration Rights Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors party to the Purchase Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors dated January 13, 2000 (previously filed as Exhibit 10.14 to Insmed Incorporated’s Registration Statement on From S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.11	Sublease, dated March 30, 2001, between Rhodia Inc. and Insmed Incorporated (previously filed as Exhibit 10.15 to Insmed Incorporated’s Quarterly Report on form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.12	Consent to Sublease, dated as of April 12, 2001, among A & W Virginia Corporation, as Landlord, Rhodia Inc., as Tenant, and Insmed Incorporated, as Subtenant (previously filed as Exhibit 10.16 to Insmed Incorporated’s Quarterly Report on form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.13+	License and Supply Agreement, dated as of August 28, 2003, between Insmed Incorporated and Pharmacia AB (previously filed as Exhibit 10.16 to Insmed Incorporated’s Annual Report of form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.14	Agreement, dated as of March 3, 2004, between Insmed Incorporated and Geoffrey Allan, Ph.D. (previously filed as Exhibit 10.17 to the Insmed Incorporated’s Annual Report on form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.15*	License Agreement, dated as of January 19, 2004, between Insmed Incorporated and Fujisawa Pharmaceutical Co., Ltd. (previously filed as Exhibit 10.18 to the Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.16	Form of Change of Control Agreement entered into between Insmed Incorporated and certain of its executive officers (previously filed as Exhibit 10.19 to Insmed Incorporated’s Annual Report on form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.17	Form of Executive Stock Option Grant (previously filed as Exhibit 10.1 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.18	Lease between 2545 Central, LLC and Insmed Incorporated made December 14, 2005 (previously filed as Exhibit 10.18 on Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.19	Change in Control Agreement entered into between Insmed Incorporated and Geoffrey Allan, Ph.D. (previously filed as Exhibit 10.19 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.20	Change in Control Agreement entered into between Insmed Incorporated and Ronald Gunn (previously filed as Exhibit 10.20 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.21	Form of Change in Control Agreement entered into between Insmed Incorporated and Kevin Tully and Doug Farrar (previously filed as Exhibit 10.21 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.22	Amended and Restated 2000 Employee Stock Purchase Plan (previously filed as Exhibit 10.22 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.23	Form of Subscription Agreement entered into between Insmed Incorporated and each of the investors the May 2007 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.1 to Insmed’s Current Report on Form 8-K on May 4, 2007 and incorporated herein by reference).

10.24*	Settlement, license and development agreement, dated March 6, 2007, between Insmed Incorporated, Insmed Therapeutic Proteins, Inc., Celtrix Pharmaceuticals, Tercica Inc., and Genentech, Inc. (previously filed as Exhibit 10.1 to Insmed’s Quarterly Report on 10-Q on May 10, 2007).

21.1	Subsidiaries of Insmed Incorporated (previously filed as Exhibit 21.1 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Geoffrey Allan, Ph.D., chairman of the Board and Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1932, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Kevin P. Tully, Executive vice President and Chief Financial Officer (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Geoffrey Allan, Ph. D., Chairman of the Board and Chief Executive Officer (Principal Financial Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification of Kevin P. Tully, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

+	The Securities and Exchange Commission has granted confidential treatment with respect to certain information in these exhibits. The confidential portions of these exhibits have been omitted and filed separately with the Securities and Exchange Commission.
*	Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

E-4