Form 10-K/A
period 2007-12-31
INSMED INC
filed 2008-04-11
CIK 1104506

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

EXPLANATORY NOTE

This Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 is filed solely to update the Exhibits Index. This Amendment No. 1 to the registrant’s Annual Report on Form 10-K does not reflect events occurring after the filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3)	Exhibits

32.1 Certification of Geoffrey Allan, Ph. D., Chairman of the Board and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2 Certification of Kevin Tully, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richmond, Commonwealth of Virginia, on the 11th day of April, 2008.

INSMED INCORPORATED
a Virginia corporation
(Registrant)

By:	/s/ GEOFFREY ALLAN
Geoffrey Allan, Ph.D.
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of April, 2008.

Signature	Title

/S/ GEOFFREY ALLAN	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Geoffrey Allan, Ph.D.

/s/ Kevin P. Tully	Chief Financial Officer (Principal Financial Officer) and Executive Vice President
Kevin P. Tully

/S/ KENNETH G. CONDON	Director
Kenneth G. Condon

/S/ GRAHAM K. CROOKE	Director
Graham K. Crooke, MB.BS

/S/ STEINAR J. ENGELSEN	Director
Steinar J. Engelsen, M.D.

/S/ DENNIS LANFEAR	Director
Dennis Lanfear

/S/ MELVIN SHAROKY	Director
Melvin Sharoky, M.D.

/S/ RANDALL W. WHITCOMB	Director
Randall W. Whitcomb, M.D.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation of Insmed Incorporated, as amended (previously filed as Annex H to the Joint Proxy Statement/Prospectus contained in Part I of Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Insmed Incorporated (previously filed as Annex I to the Joint Proxy Statement/Prospectus contained in Part I of Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

3.3	Form of Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, creating a new series of Preferred Stock designated as Series A Junior Participating Preferred Stock (previously filed as Exhibit A to the Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent, filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May, 17, 2001 and incorporated herein by reference).

3.4	Amendment for Reverse Split (previously filed as Exhibit 3.4 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

4.1	Description of Capital Stock (contained in the Articles of Incorporation filed as Exhibit 3.1).

4.2	Specimen stock certificate representing common stock, $.01 par value per share, of the Registrant (previously filed as Exhibit 4.2 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

4.3	Article VI of the Articles of Incorporation of Insmed Incorporated (previously filed as Exhibit 4.1 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

4.4	Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent (which includes as (i) Exhibit A the form of Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, (ii) Exhibit B the form of Rights Certificate, and (iii) Exhibit C the Summary of the Rights to Purchase Preferred Stock) (previously filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 2001 and incorporated herein by reference).

4.5	Form of Rights Certificate (previously filed as Exhibit B to the Rights Agreement, dated as of May 16, 2001, between Insmed Incorporated and First Union National Bank, as Rights Agent, filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 2001 and incorporated herein by reference).

4.6	Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors in the July 2003 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.6 to Insmed Incorporated’s Registration Statement on Form S-3 (Registration No. 333-107308) on July 24, 2003 and incorporated herein by reference).

4.7	Form of Warrant issued by Insmed Incorporated to each of the investors in July 2003 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.7 to Insmed Incorporated’s Registration Statement on Form S-3 (Registration No. 333-107308) on July 24, 2003 and incorporated herein by reference).

4.8	Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors in the November 2004 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K on November 10, 2004 and incorporated herein by reference).

4.9	Form of Warrant issued by Insmed Incorporated to each of the investors in November 2004 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit B to the Form of Stock and Warrant Purchase Agreement by and between Insmed Incorporated and each of the investors previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K on November 10, 2004 and incorporated herein by reference).

4.10	Form of Purchase Agreement dated March 15, 2005 between Insmed Incorporated and each of the investors in the March 2005 private placement of notes and warrants to purchase common stock (previously filed as Exhibit 4.1 to Insmed Incorporated’s Current Report on Form 8-K on March 16, 2005 and incorporated herein by reference).

4.11	Form of 5.5% Note Due 2008-2010 dated March 15, 2005 between Insmed Incorporated and each of the investors in the March 2005 private placement of notes and warrants to purchase common stock (previously filed as Exhibit 4.2 to Insmed Incorporated’s Current Report on Form 8-K on March 16, 2005 and incorporated herein by reference).

4.12	Form of Warrant dated March 15, 2005 between Insmed Incorporated and each of the investors in the March 2005 private placement of notes and warrants to purchase common stock (previously filed as Exhibit 4.3 to Insmed Incorporated’s Current Report on Form 8-K on March 16, 2005 and incorporated herein by reference).

4.13	Form of Registration Rights Agreement dated March 15, 2005 between Insmed Incorporated and each of the investors in the March 2005 private placement of notes and warrants to purchase common stock (previously filed as Exhibit 4.4 to Insmed Incorporated’s Current Report on Form 8-K on March 16, 2005 and incorporated herein by reference).

4.14	Amendment No. 1 to Rights Agreement dated March 15, 2005 between Insmed Incorporated and Wachovia Bank, N.A. (f/k/a First Union National Bank) (previously filed as Exhibit 4.5 to Insmed Incorporated’s Current Report on Form 8-K on March 16, 2005 and incorporated herein by reference).

4.15	Form of Warrant dated May 4, 2007 between Insmed Incorporated and each of the investors in the May 2007 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.1 to Insmed’s Current Report on Form 8-K on May 4, 2007 and incorporated herein by reference).

10.1	Insmed Incorporated 2000 Stock Purchase Plan (previously filed as Exhibit 10.1 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.2	Insmed Incorporated 2000 Stock Incentive Plan (previously filed as Exhibit 10.2 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.3	Amended and Restated License Agreement between Insmed Pharmaceuticals, Inc. and the University of Virginia Patent Foundation (previously filed as Exhibit 10.3 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.4+	Subscription, Joint Development and Operating Agreement by and among Celtrix Pharmaceuticals, Inc., Élan Corporation, plc, Élan International Services, Ltd., and Celtrix Newco Ltd. dated as of April 21, 1999 (previously filed as Exhibit 10.8 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.5+	License Agreement by and between Celtrix Newco Ltd. and Celtrix Pharmaceuticals, Inc. dated as of April 21, 1999 (previously filed as Exhibit 10.9 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.6+	License Agreement by and between Celtrix Newco Ltd. and Élan Pharmaceutical Technologies, a division of Élan Corporation, plc, dated as of April 21, 1999 (previously filed as Exhibit 10.10 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.7	License Agreement, dated as of April 1, 1993, between Genentech, Inc. and Celtrix Pharmaceuticals, Inc. (previously filed as Exhibit 10.11 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.8	Purchase Agreement among Insmed, Inc., Insmed Pharmaceuticals, Inc. and certain investors named therein dated January 13, 2000 (previously filed as Exhibit 10.12 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein be reference).

10.9	Form of Warrant of Insmed to be issued pursuant to Purchase Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors dated January 13, 2000 (previously filed as Exhibit 10.13 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.10	Form of Registration Rights Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors party to the Purchase Agreement among Insmed Incorporated, Insmed Pharmaceuticals, Inc. and certain investors dated January 13, 2000 (previously filed as Exhibit 10.14 to Insmed Incorporated’s Registration Statement on From S-4 (Registration No. 333-30098) and incorporated herein by reference).

10.11	Sublease, dated March 30, 2001, between Rhodia Inc. and Insmed Incorporated (previously filed as Exhibit 10.15 to Insmed Incorporated’s Quarterly Report on form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.12	Consent to Sublease, dated as of April 12, 2001, among A & W Virginia Corporation, as Landlord, Rhodia Inc., as Tenant, and Insmed Incorporated, as Subtenant (previously filed as Exhibit 10.16 to Insmed Incorporated’s Quarterly Report on form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.13+	License and Supply Agreement, dated as of August 28, 2003, between Insmed Incorporated and Pharmacia AB (previously filed as Exhibit 10.16 to Insmed Incorporated’s Annual Report of form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.14	Agreement, dated as of March 3, 2004, between Insmed Incorporated and Geoffrey Allan, Ph.D. (previously filed as Exhibit 10.17 to the Insmed Incorporated’s Annual Report on form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.15*	License Agreement, dated as of January 19, 2004, between Insmed Incorporated and Fujisawa Pharmaceutical Co., Ltd. (previously filed as Exhibit 10.18 to the Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.16	Form of Change of Control Agreement entered into between Insmed Incorporated and certain of its executive officers (previously filed as Exhibit 10.19 to Insmed Incorporated’s Annual Report on form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.17	Form of Executive Stock Option Grant (previously filed as Exhibit 10.1 to Insmed Incorporated’s Annual Report on From 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.18	Lease between 2545 Central, LLC and Insmed Incorporated made December 14, 2005.

10.19	Change in Control Agreement entered into between Insmed Incorporated and Geoffrey Allan, Ph.D. (previously filed as Exhibit 10.19 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.20	Change in Control Agreement entered into between Insmed Incorporated and Ronald Gunn (previously filed as Exhibit 10.20 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.21	Form of Change in Control Agreement entered into between Insmed Incorporated and Kevin Tully and Doug Farrar (previously filed as Exhibit 10.21 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.22	Amended and Restated 2000 Employee Stock Purchase Plan (previously filed as Exhibit 10.22 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.23	Form of Subscription Agreement entered into between Insmed Incorporated and each of the investors the May 2007 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.1 to Insmed’s Current Report on Form 8-K on May 4, 2007 and incorporated herein by reference).

*10.24	Settlement, License and Development Agreement, dated March 6, 2007, between Insmed Incorporated, Insmed Therapeutic Proteins, Inc., Celtrix Pharmaceuticals, Tercica Inc., and Genentech, Inc. (previously filed as Exhibit 10.1 to Insmed’s Quarterly Report on 10-Q on November 9, 2007).

21.1	Subsidiaries of Insmed Incorporated

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Geoffrey Allan, Ph.D., Chairman of the Board and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1932, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Kevin P. Tully, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Geoffrey Allan, Ph. D., Chairman of the Board and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification of Kevin P. Tully, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

+	The Securities and Exchange Commission has granted confidential treatment with respect to certain information in these exhibits. The confidential portions of these exhibits have been omitted and filed separately with the Securities and Exchange Commission.
*	Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.