Form 10-Q
period 2008-03-31
INSMED INC
filed 2008-05-09
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes:  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

As of May 1, 2008, the latest practicable date, there were 121,904,312 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSMED INCORPORATED

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) March 31, 2008	December 31, 2007
Assets
Current assets:
Cash, cash equivalents and short-term investments	$12,030	$16,479
Accounts receivable, net	327	250
Prepaid expenses	110	244

Total current assets	12,467	16,973

Long-term assets:
Restricted cash - long term	2,095	2,095
Investments	108	258
Deferred financing costs, net	142	170
Property and equipment, net	—	4

Total long-term assets	2,345	2,527

Total assets	$14,812	$19,500

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$804	$904
Accrued project costs & other	515	503
Payroll liabilities	799	631
Interest payable	20	23
Deferred rent	115	115
Deferred income	271	245

Convertible debt	2,211	2,211
Debt discount	(865)	(950)

Net convertible debt	1,346	1,261

Total current liabilities	3,870	3,682
Long-term liabilities:
Convertible debt	2,211	2,764
Debt discount	(476)	(651)

Net long-term convertible debt	1,735	2,113
Asset retirement obligation	2,217	2,217

Total liabilities	7,822	8,012

Stockholders’ equity:

Common stock; $.01 par value; authorized shares 500,000,000; issued and outstanding shares, 121,904,312	1,219	1,219
Additional paid-in capital	341,403	341,270
Accumulated deficit	(335,632)	(330,759)
Accumulated other comprehensive loss:
Unrealized loss on investment	—	(242)

Net stockholders’ equity	6,990	11,488

Total liabilities and stockholders’ equity	$14,812	$19,500

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED

Consolidated Statements of Operations

(in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2008	2007
Sales, net	$—	$423
Royalties	25	35
License income	—	500
Other expanded access program income	2,292	702

Total revenues	2,317	1,660

Operating expenses:
Cost of goods sold	—	576
Research and development	5,241	6,105
Selling, general and administrative	1,482	5,382
Realized loss on investments	392	—

Total expenses	7,115	12,063

Operating loss	(4,798)	(10,403)

Interest income	279	301
Interest expense	(354)	(151)

Net loss	$(4,873)	$(10,253)

Basic and diluted net loss per share	$(0.04)	$(0.10)

Shares used in computing basic and diluted net loss per share	121,904	101,328

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED

Consolidated Statements of Cash Flows

(in thousands - unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(4,873)	$(10,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292	82
Stock based compensation expense	133	56
Stock options issued for services	—	8
Realized loss on investments	392	—
Changes in operating assets and liabilities:
Accounts receivable	(77)	130
Inventory	—	576
Other assets	134	52
Accounts payable	(100)	(2,936)
Accrued project costs	12	(547)
Payroll liabilities	168	812
Deferred income	26	—
Asset retirement obligation	—	147
Interest payable	(3)	—

Net cash used in operating activities	(3,896)	(11,873)

Investing activities
Decreases of short-term investments	5,601	12,044
Purchases of investments	—	(500)

Net cash provided by investing activities	5,601	11,544

Financing activities
Repayment of convertible notes	(553)	—
Cash restricted to restricted letters of credit	—	297

Net cash (used in) provided by financing activities	(553)	297

Increase (decrease) in cash and cash equivalents	1,152	(32)
Cash and cash equivalents at beginning of period	3,554	2,121

Cash and cash equivalents at end of period	$4,706	$2,089

Supplemental information
Cash paid for interest	$68	$71

The accompanying notes are an integral part of these consolidated financial statements.

Insmed Incorporated

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable Securities and Exchange Commission regulations for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited consolidated financial statements contained in the Annual Report on Form 10-K of Insmed Incorporated (“Insmed”, the “Company”, “us” “we” or “our”), for the fiscal year ended December 31, 2007. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents and short-term investments

We consider investments with maturities of three months or less when purchased to be cash equivalents. Short-term investments are available for sale and consist primarily of short-term municipal bonds. These securities are carried at market, which approximates cost. The cost of the specific security sold is used to compute the gain or loss on the sale of short-term investments. The table below details the breakdown of our cash and cash equivalents and our short-term investments:

	March 31, 2008	December 31, 2007
Cash and Cash Equivalents	4,706	3,554
Short-Term Investments	7,324	12,925

Total Cash and Cash Equivalents and Short-Term Investments	12,030	16,479

On April 14, 2004, we announced that we had acquired a lease to operate a recombinant protein manufacturing facility located in Boulder, Colorado. We intended to use the facility for the commercial manufacture of our FDA approved product, IPLEX™. From January through October 2007, we had Letters of Credit and corresponding Certificate of Deposits accounts provided to the landlord of the manufacturing facility in the amount of $0.9 million for prepayment of the remaining outstanding lease term of approximately one year and a Letter of Credit and corresponding Certificate of Deposit account to Baxter Healthcare Corporation for $2.2 million to cover facility restoration expenses upon termination of the lease. These amounts were classified as restricted cash on the balance sheet. On June 20, 2007, we renewed our lease and subsequently eliminated the two previously discussed Letters of Credit and Certificate of Deposit accounts. We provided a new Letter of Credit to the landlord in the amount of $2.1 million to cover facility restoration expenses upon termination of the lease. This amount is classified as restricted cash on the balance sheet. The accrued restoration expense as of March 31, 2008 was $2.2 million and is recorded in asset retirement obligation on the balance sheet. Accretion expense for the three months ended March 31, 2008 and 2007 was zero and $0.2 million, respectively.

Fair Value of Financial Instruments

We consider the recorded cost of our financial assets and liabilities, which consist primarily of cash, cash equivalents and short-term investments, to approximate the fair value of the respective assets and liabilities at March 31, 2008 due to the short-term maturities of these instruments. We also hold an investment in NAPO Pharmaceuticals, Inc. (“NAPO”), classified as an “available-for-sale” security and reported at fair value. During the quarter we recognized a permanent write-down of $0.4 million due to the current stock price of our investment. This amount is reported as a realized loss on investments on our income statement and the remaining carrying value of $0.1 million is reported as a long-term asset on the balance sheet.

		Fair Value Measurements at Reporting Date Using
Description	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Investments	$108	$108	$—
Convertible notes	4,422	—	4,422

Total	$4,530	$108	$4,422

Fair Value Measurements Using Significant

Unobservable Inputs (Level 3)

Convertible notes
Beginning balance	$4,975
Repayment of notes	(553)

Ending balance	$4,422

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement requires that share-based transactions be accounted for using a fair-value-based method to recognize non-cash compensation expense; this expense is recognized ratably over the requisite service period, which generally equals the vesting period of options, and is adjusted for expected forfeitures. We adopted this standard as of the beginning of 2006 using the modified prospective method.

Revenue Recognition

We record revenue from product sales when the goods are delivered and title passes to the customer. At the time of sale, estimates for sales deductions, including rebates to government agencies, are recorded. These provisions are provided for in the same period the related product sales are recorded. Following our settlement agreement with Tercica and Genentech on March 6, 2007, we ceased to supply IPLEX to patients and discontinued sales of IPLEX as of March 7, 2007. Revenue from our Expanded Access Program in Italy is recognized when the drugs have been provided to program patients and collectibility is assured. License income is recognized as revenue when the milestones are achieved and payments are due.

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

Segment Information

We currently operate in one business segment, which is the development and commercialization of pharmaceutical products for the treatment of metabolic and endocrine diseases. We are managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. We do not operate separate lines of business with respect to our products or product candidates. Accordingly, we do not have separately reportable segments as defined by FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information.

3. Recent Accounting Pronouncements

In September 2006, FASB issued FASB Statement No. 157, Fair Value Measurements (“FASB 157”), which establishes a common definition for fair value under GAAP and creates a framework for measuring fair value. FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FASB 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities. Implementation of FASB 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements.

4. Equity Compensation Plan Information

As of March 31, 2008, we had two equity compensation plans under which we were granting stock options and shares of non-vested stock. We are currently granting stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors and the Board of Directors (the “Board”).

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

The following table presents information as of March 31, 2008, with respect to the 2000 Plan and the 2000 ESPP.

Plan Category (1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity Compensation Plans Approved by Shareholders:
Amended and Restated 2000 Stock Incentive Plan (3)	5,168,842	$2.32	3,255,501	(2)
Amended and Restated 2000 Employee Stock Purchase Plan	—	—	715,078

Total:	5,168,842	$2.32	3,970,579	(3)

(1)	We do not have any equity compensation plans that have not been approved by our shareholders.
(2)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(3)	To the extent that stock options or stock appreciation rights granted under the 2000 Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock or performance units are forfeited, the shares of common stock underlying such grants will again become available for purposes of the 2000 Plan.

A summary of the status of our stock options as of March 31, 2008, and changes for the three months then ended is presented below:

Description	2008	Average Exercise Price	Average Remaining Contractual Life in Years
Options outstanding at January 1, 2008	5,238,249	$2.31
Granted	8,000	0.76
Exercised	—	—

Cancelled	(77,407)	1.40

Options outstanding at March 31, 2008	5,168,843	2.32	3.22

Exercisable at March 31, 2008	3,871,475	$2.66	2.61

The fair value of the options granted during the three months ended March 31, 2008 and 2007 was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the weighted average assumptions described below:

	For the Three Months Ended March 31,
Assumptions	2008	2007
Volatility factors of expected market price of stock	107%	91%
Risk-free interest rate	2.42%	4.65%
Dividend yield	0	0
Expected option term (in years)	4.07	3.47
Forfeitures	33%	32%

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

At present, there remains $4,422,222 of the original $35,000,000 principal amount which has not been converted into shares. Should the remainder of the 2005 Notes remain unconverted, they will mature and be payable in nine quarterly installments of $552,778 each quarter which commenced on March 1, 2008. As of June 1, 2005, the holders of the 2005 Notes began to receive interest payments at a rate of 5.5% per annum, and such interest payments are payable quarterly until March 1, 2010. Any outstanding 2005 Notes must be repaid in cash or converted into shares of our common stock by March 1, 2010. Subject to the terms of the purchase agreements, the holders of the 2005 Notes may convert such notes into shares of our common stock at a conversion price of $1.295 per share (as adjusted in accordance with certain adjustments for stock splits, dividends and the like) at any time prior to the close of business on March 1, 2010. The 2005 Notes were initially convertible into, in the aggregate, 27,027,027 shares of our common stock. The holders of the 2005 Notes have the right to require us to repurchase such notes with cash payments upon the occurrence of specified “events of default” and “repurchase events” described in the 2005 Notes. The 2005 Warrants were initially exercisable in the aggregate for 14,864,883 shares of common stock at an exercise price of $1.36 per share. The 2005 Warrants will expire on March 15, 2010.

In connection with the issuance of the 2005 Notes and 2005 Warrants, we entered into registration rights agreements with the purchasers thereof pursuant to which we agreed to file a registration statement under the Securities Act of 1933, registering for resale the shares of our common stock issuable upon the conversion of the 2005 Notes or exercise of the 2005 Warrants. Between April 1, 2005 and March 31, 2008, we received notices from certain holders of the 2005 Notes electing to voluntarily convert approximately $30,025,000 principal amount of such notes into approximately 23,185,328 shares of common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the 2005 Notes. On March 1, 2008 we began repayment of the Notes and paid back $552,778 of principal. Following such conversions and principal repayment and as of March 31, 2008, $4,422,222 principal amount of the 2005 Notes remained outstanding.

As of March 31, 2008, there were 20,494,660 shares reserved for issuance for all outstanding notes, warrants and options.

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

7. Legal Proceedings

On March 5, 2007, we reached a settlement agreement ending all litigation with Tercica, Inc. and Genentech, Inc. Pursuant to the agreement, we agreed to cease sales and marketing of IPLEX for the treatment of short stature disorders in the United States and agreed to withdraw our European Marketing Authorization Application for IPLEX for treatment of short stature disorders. We continue to provide IPLEX to named patients with ALS in Italy under our Expanded Access Program. We pay a royalty under our settlement agreement for all cost-recovery that we receive under the Expanded Access Program. The settlement agreement also gives us the right, through a worldwide development partnership with Tercica and Genentech, to market IPLEX for conditions not related to short stature. These indications include severe insulin resistance, MMD and HARS, among others. The development partnership includes provisions that give us a 50% share of profits and reimbursement for 50% of development costs if either Tercica or Genentech exercises opt-in rights for marketing of IPLEX in any of these new indications that we develop. In addition, as part of the settlement agreement, Tercica and Genentech waived the damages awarded by the jury in the patent infringement suit from the District Court for the Northern District of California.

8. Restructuring Plan

On February 21, 2007, our Board committed to a business restructuring plan following our announcement of the settlement agreement with Tercica, and Genentech. The restructuring eliminated our commercial department and downsized our manufacturing facility located in Boulder, Colorado, resulting in an immediate reduction of approximately 34% of our previous workforce of 150. Employees who were affected by the restructuring were provided with severance payments.

As a result of the restructuring plan, we incurred a one-time restructuring charge in March 2007 of approximately $1.7 million for severance payments. The $1.7 million represented the total amount of restructuring charges that were incurred. These charges were recorded as research and development expenses and selling, general and administrative expenses in the income statement and as payroll liabilities on the balance sheet in 2007. There are no remaining payouts as of March 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements contained herein, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain certain projections, estimates and other forward-looking statements. “Forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995, are not historical facts and involve a number of risks and uncertainties. Words herein such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K, for the year ended December 31, 2007.

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

We have not been profitable and have accumulated deficits of approximately $336 million through March 31, 2008. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. Moving forward our major source of income is expected to be the cost recovery charges for our Expanded Access Program and our major expenses will be related to research and development. In general, our expenditures may increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

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

All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and have amounted to approximately $172 million for the time period since our inception, November

1999 through March 31, 2008. Research and development expenses consist primarily of salaries and related expenses, costs to develop and manufacture products and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

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

Our plans to develop our follow-on-biologics candidates are expected to represent our main research and development focus for 2008 followed by external clinical research of IPLEX™ in the MMD indication. The development of our follow-on-biologics candidates will involve manufacturing, process development and comparability followed by external clinical trials as required by the FDA to support safety and efficacy.

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

Results of Operations

Revenues for the first quarter ended March 31, 2008 were $2.3 million, up from $1.7 million for the corresponding period in 2007. The increase was primarily attributable to a $1.6 million improvement in cost recovery from our EAP to treat patients with ALS in Italy. This was partially offset by the revenues lost from our withdrawal of IPLEX™ in the short stature market pursuant to the terms of our March 2007 Settlement Agreement with Genentech Inc. and Tercica Inc., and the absence of license income from our agreement with Napo Pharmaceuticals Inc., (“Napo”) from which we received a milestone payment in the first quarter of 2007.

The net loss for the first quarter of 2008 was $4.9 million or $0.04 per share, compared with a net loss of $10.3 million or $0.10 per share in the first quarter of 2007. This $5.4 million improvement was primarily attributable to the $0.6 million increase in revenues noted above and a $4.9 million reduction in total expenses.

The $4.9 million total reduction in expenses was due to a $3.9 million decline in selling, general and administrative expenses (“SG&A Expenses”), a $0.9 million decrease in research and development expenses (“R&D Expenses”), and the elimination of $576,000 cost of goods sold, which was partially offset by a $392,000 non-cash loss on investments.

The reduction in SG&A Expenses was due primarily to the elimination of litigation expenses following the March 2007 settlement and the removal of commercial expenses associated with our business restructuring plan. The elimination of the cost of goods sold resulted from our withdrawal of IPLEX™ from the short stature market. The lower R&D Expenses reflected the reduced operating costs at our manufacturing facility located in Boulder, Colorado as we streamlined the facility to support our clinical activities following the withdrawal of IPLEX™ from the commercial short stature market. The realized loss on investments arises from the write-down of our investment in Napo. This investment, which was funded by a milestone payment from Napo, was recorded as part of our agreement with Napo in 2007.

Interest income in the first quarter of 2008 at $279,000 was slightly below the $301,000 earned in the same period of 2007 and was primarily due to the lower interest rate environment. Interest expense increased to $354,000 in the most recent period from $151,000 during the corresponding period of 2007. The reduction was due to an increase in the debt discount amortization resulting from the quarterly payment of our 2005 convertible notes which began in March 2008.

As of March 31, 2008, we had total cash, cash equivalents and short-term investments on hand of $12.0 million, compared to $16.5 million on hand as of December 31, 2007. The $4.5 million decrease in cash, cash equivalents and short-term investments primarily reflects the use of $3.9 million for operating activities and a $553,000 principal repayment of our 2005 convertible notes which began on March 1, 2008.

Liquidity and Capital Resources

At March 31, 2008, our cash, cash equivalents and short-term investments of $12.0 million were invested in investment grade, interest-bearing securities. Our business strategy contemplates selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations. We will need to raise substantial additional funds to continue development and commercialization of our product candidates. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

Contractual Obligations

The following table provides a summary of certain of our significant contractual obligations as of March 31, 2008:

Contractual Obligations

(in thousands)

	Payments Due by Years
	Total	Less than 1 year	1 - 2 Years	3 - 5 Years	More than 5 years
Long term debt (1)	$4,745	$1,867	$2,878	$—	$—
Operating lease obligations (2)	8,826	749	2,048	4,697	1,332

	$13,571	$2,616	$4,926	$4,697	$1,332

(1)	Long term debt obligations reflect the future interest and principal payments of the 2005 Notes outstanding as of March 31, 2008.
(2)	In June 2007 we renewed our lease at 2590 Central Avenue, Boulder Co. for an additional five year term through February 28, 2013, in accordance with section 3.4 of the original lease.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at March 31, 2008, had $12.0 million invested in money market instruments and investment grade corporate debt. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at March 31, 2008 are all less than one year minimizes such risks. In addition, while a hypothetical decrease in market interest rates of 10% from March 31, 2008 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

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

In Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 12, 2008, we described risk factors related to our operations. Our updated risk factors are included below in this Item 1A.

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

We may be unable to meet the continued listing requirements of the Nasdaq Capital Market in the future. To maintain the listing of our common stock, we are required, among other things, to maintain a daily closing bid price per share of $1.00. In a letter dated June 13, 2007, while our common stock was still listed on the Nasdaq Global Market, the Nasdaq Listing Qualification Staff (the “Staff”) notified us of our failure to comply with Marketplace Rule 4450(a)(5) because our shares of common stock had failed to close at a price of at least $1.00 per share for thirty consecutive business days (the “Minimum Bid Price Rule”). We were afforded one hundred eighty days to regain compliance with the Minimum Bid Price Rule in accordance with Marketplace Rule 4803(a). By letter (the “Staff Determination”) dated December 20, 2007, the

Staff notified us that we had failed to regain compliance with the Minimum Bid Price Rule and that our shares of common stock would be delisted from the Nasdaq Stock Market on December 31, 2007 if we did not transfer listing to the Nasdaq Capital Market or appeal the Staff Determination to a Nasdaq Hearings Panel (the “Panel”). By letter dated December 26, 2007, we requested a hearing with respect to the continued listing of our common stock on the Nasdaq Global Market, as a result of which Nasdaq stayed the suspension and delisting of our common stock pending the determination of the Panel. On January 24, 2008 we attended a hearing with the Panel and on February 27, 2008 we received a determination letter from the Panel notifying us that our stock would be transferred to the Nasdaq Capital Market before the open of the market on February 29, 2008, which has since transpired. We have until June 12, 2008 to regain compliance with the Minimum Bid Price Rule. If we do not regain compliance with the Minimum Bid Price Rule by June 12, 2008, Nasdaq will provide written notification that our common stock will be delisted from the Nasdaq Capital Market. Delisting of our common stock from the Nasdaq Capital Market could adversely affect the trading price of our common stock and could limit the liquidity of our common stock and therefore could cause the value of an investment in our common stock to decrease.

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

We will require substantial future capital in order to implement our revised business plan with a renewed focus on research and development activities. As of March 31, 2008, we had $12.0 million of cash and investments on hand, which we believe is sufficient to fund our activities through the fourth quarter of 2008. However, our future capital requirements will depend on many factors, including factors associated with:

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

We are entering into a new market area, the contours of which are unclear, the result of which could have a material adverse effect on our business.

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

If the FDA does not establish specific guidelines or arrive at a consensus regarding the scientific analyses required for characterizing follow-on biologics, and if the U.S. Congress does not take action to create an abbreviated regulatory pathway for follow-on biologics, our business would be adversely effected.

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

We have not completed the research and development stage of any of our product candidates. If we are unable to successfully commercialize our products, it will materially adversely effect our business, financial condition and results of operations.

Our long-term viability and growth depend on the successful commercialization of products which lead to revenue and profits. Pharmaceutical product development is an expensive, high risk, lengthy, complicated, resource intensive process. In order to succeed, among other things, we must be able to:

•	identify potential drug product candidates;

•	design and conduct appropriate laboratory, preclinical and other research;

•	submit for and receive regulatory approval to perform clinical studies;

•	design and conduct appropriate preclinical and clinical studies according to good laboratory and good clinical practices;

•	select and recruit clinical investigators;

•	select and recruit subjects for our studies;

•	collect, analyze and correctly interpret the data from our studies;

•	submit for and receive regulatory approvals for marketing; and

•	manufacture the drug product candidates according to current good manufacturing processes (“cGMP”).

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

We are a development stage company with expertise in protein recombinant drug development. We have incurred losses each year of operation and we expect to continue incurring operating losses for the foreseeable future. The process of developing and commercializing our products requires significant pre-clinical testing and clinical trials as well as regulatory approvals for commercialization and marketing before we are allowed to begin product sales. In addition, commercialization of our drug candidates requires us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities. We expect that these activities, together with our general and administrative expenses, will result in substantial operating losses for the foreseeable future. As of March 31, 2008, our accumulated deficit was $336 million and for the three months ended March 31, 2008 our consolidated net loss was $4.9 million.

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

We may be required to conduct broad, long-term clinical trials to address concerns that the long-term use of one of our leading products, IPLEX, in broader chronic indications might increase the risk of diabetic retinopathy. This may materially adversely effect our business, financial condition and results of operations.

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

We cannot be certain that we will obtain regulatory approvals in the United States, European Union or other countries. The failure to obtain such approvals may materially adversely effect our business, financial condition and results of operations.

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

We may not be able to manufacture sufficient quantities of our products to meet our supply and clinical studies obligations, which may adversely effect our business, financial condition and results of operations.

We intend to manufacture IPLEX and rhIGFBP-3 clinical drug substance and perform the majority of analytical testing at our manufacturing facility in Boulder, Colorado, and utilize contract manufacturers for sterile filtering, filling, finishing, labeling and some analytical testing. We intend to manufacture INSM-18 with contract manufacturers.

We also intend to manufacture our follow-on biologics drug candidates at our Boulder, Colorado facility. If we enter into a partnership for follow-on biologics, the partnership may require that the Boulder, Colorado facility to be dedicated to the manufacture of follow-on biologics which would have a materially adverse impact on our proprietary protein platform.

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

If our products fail to achieve market acceptance for any reason, such failure may materially adversely effect our business, financial condition and results of operations.

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

Conflicts between us and our collaborative partners may have an adverse effect on our business, financial condition or results of operations.

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

Third parties may claim that we are infringing upon or have misappropriated their proprietary rights. Various third parties have obtained, and are attempting to obtain, patent protection relating to the production and use of our approved product and product candidates. We can provide no assurances as to whether any issued patents, or patents that may later issue to third parties, would affect our contemplated product candidates. We can provide no assurances that such patents can be avoided, invalidated or licensed. With respect to any infringement claim asserted by a third party, we can provide no assurances that we will be successful in the litigation or that such litigation would not have a material adverse effect on our business, financial condition and results of operations. In the event of a successful claim against us for infringement or misappropriation of a third party’s proprietary rights, we may be required to:

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

As of May 1, 2008, the convertible notes issued by us in March 2005 and the warrants issued by us in May 2007, March 2005, November 2004 and July 2003 were convertible into and exercisable for up to approximately 15.3 million shares of our common stock, representing approximately 13% of our then outstanding common stock.

As of May 1, 2008, our outstanding options to our employees, officers, directors and consultants were exercisable for up to 5.2 million shares of our common stock, representing approximately an additional four percent of our then outstanding common stock.

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

We have not made any material changes to the procedures by which our stockholders may recommend director nominees to our Nominating Committee of the Board or our Board.

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

INSMED INCORPORATED
(Registrant)

Date: May 9, 2008	By:	/s/ Kevin P. Tully
Kevin P. Tully, C.G.A.,
EVP & Chief Financial Officer