Form 10-Q
period 2008-06-30
INSMED INC
filed 2008-08-08
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, the latest practicable date, there were 122,305,635 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSMED INCORPORATED

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) June 30, 2008	December 31, 2007
Assets
Current assets:
Cash, cash equivalents and short-term investments	$9,447	$16,479
Accounts receivable, net	50	250
Prepaid expenses	193	244

Total current assets	9,690	16,973

Long-term assets:
Restricted cash - long term	2,095	2,095
Investments	54	258
Deferred financing costs, net	117	170
Property and equipment, net	—	4

Total long-term assets	2,266	2,527

Total assets	$11,956	$19,500

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,088	$904
Accrued project costs & other	1,035	503
Payroll liabilities	1,178	631
Restricted stock unit liability	12	—
Interest payable	18	23
Deferred rent	115	115
Deferred income	825	245

Convertible debt	2,211	2,211
Debt discount	(784)	(950)

Net convertible debt	1,427	1,261

Total current liabilities	5,698	3,682

Long-term liabilities:
Convertible debt	1,658	2,764
Debt discount	(312)	(651)

Net long-term convertible debt	1,346	2,113

Asset retirement obligation	2,217	2,217

Total liabilities	9,261	8,012

Stockholders’ equity:
Common stock; $.01 par value; authorized shares 500,000,000; issued and outstanding shares, 122,305,635 in 2008 and 121,904,312 in 2007	1,223	1,219
Additional paid-in capital	341,771	341,270
Accumulated deficit	(340,299)	(330,759)
Accumulated other comprehensive loss:
Unrealized loss on investment	—	(242)

Net stockholders’ equity	2,695	11,488

Total liabilities and stockholders’ equity	$11,956	$19,500

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED

Consolidated Statements of Operations

(in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales, net	$—	$—	$—	$423
Royalties	29	17	54	52
License income	—	1,045	—	1,545
Other expanded access program income	2,619	1,213	4,911	1,915

Total revenues	2,648	2,275	4,965	3,935

Operating expenses:
Cost of goods sold	—	—	—	576
Research and development	5,536	3,691	10,777	9,796
Selling, general and administrative	1,493	1,153	2,975	6,535
Loss on investments	54	—	446	—

Total expenses	7,083	4,844	14,198	16,907

Operating loss	(4,435)	(2,569)	(9,233)	(12,972)

Interest income	96	224	375	525
Interest expense	(328)	(155)	(682)	(306)

Net loss	$(4,667)	$(2,500)	$(9,540)	$(12,753)

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.08)	$(0.12)

Shares used in computing basic and diluted net loss per share	121,989	113,577	121,989	107,486

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED

Consolidated Statements of Cash Flows

(in thousands - unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(9,540)	$(12,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	562	168
Stock based compensation expense	298	129
Stock options issued for services	140	39
Loss on investments	446	—
Changes in operating assets and liabilities:
Accounts receivable	200	241
Inventory	—	576
Other assets	51	(124)
Accounts payable	184	(6,507)
Accrued project costs	532	(702)
Payroll liabilities	547	(59)
Restricted stock unit liability	12	—
Deferred income	580	—
Asset retirement obligation	—	295
Interest payable	(5)	—

Net cash used in operating activities	(5,993)	(18,697)

Investing activities
Decreases of short-term investments	4,857	12,044
Purchases of investments	—	(500)

Net cash provided by investing activities	4,857	11,544

Financing activities
Proceeds from issuance of common stock
Public Offering	—	18,230
Issuance costs	—	(1,266)
Other	67	83

Total proceeds from issuance of common stock	67	17,047

Costs incurred in conjunction with issuance of debt	—	—
Repayment of convertible notes	(1,106)	—
Other	—	297

Net cash (used in) provided by financing activities	(1,039)	17,344

(Decrease) Increase in cash and cash equivalents	(2,175)	10,191
Cash and cash equivalents at beginning of period	3,554	2,121

Cash and cash equivalents at end of period	$1,379	$12,312

Supplemental information
Cash paid for interest	$129	$141

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

Cash and Cash Equivalents and short-term investments

We consider investments with maturities of three months or less when purchased to be cash equivalents. Short-term investments are available for sale and consist primarily of short-term municipal bonds and treasury securities. These securities are carried at market, which approximates cost. The cost of the specific security sold is used to compute the gain or loss on the sale of short-term investments. The table below details the breakdown of our cash and cash equivalents and our short-term investments:

	June 30, 2008	December 31, 2007
Cash and Cash Equivalents	$1,379	$3,554
Short-Term Investments	8,068	12,925

Total Cash and Cash Equivalents and Short-Term Investments	$9,447	$16,479

On April 14, 2004, we announced that we had acquired a lease to operate a recombinant protein manufacturing facility located in Boulder, Colorado. We intended to use the facility for the commercial manufacture of our FDA approved product, IPLEX™. From January through October 2007, we had Letters of Credit and corresponding Certificate of Deposit accounts provided to the landlord of the manufacturing facility in the amount of $0.9 million for prepayment of the remaining outstanding lease term of approximately one year and a Letter of Credit and corresponding Certificate of Deposit account to Baxter Healthcare Corporation for $2.2 million to cover facility restoration expenses upon termination of the lease. These amounts were classified as restricted cash on the balance sheet. On June 20, 2007, we renewed our lease and subsequently eliminated the two previously discussed Letters of Credit and Certificate of Deposit accounts. We provided a new Letter of Credit to the landlord in the amount of $2.1 million to cover facility restoration expenses upon termination of the lease. This amount is classified as restricted cash on the balance sheet. The accrued restoration expense as of June 30, 2008 was $2.2 million and is recorded in asset retirement obligation on the balance sheet. Accretion expense for the six months ended June 30, 2008 and 2007 was zero and $0.2 million, respectively.

Fair Value of Financial Instruments

We consider the recorded cost of our financial assets and liabilities, which consist primarily of cash, cash equivalents and short-term investments, to approximate the fair value of the respective assets and liabilities at June 30, 2008 due to the short-term maturities of these instruments. The Company adopted FAS 157 We also hold an investment in NAPO Pharmaceuticals, Inc. (“NAPO”), classified as an “available-for-sale” security and reported at fair value. During the quarter ended June 30, 2008 we recognized a loss on investment of $54,000 due to the current stock price of our investment. This amount is reported as a realized loss on investments on our income statement and the remaining carrying value of $54,000 is reported as a long-term asset on the balance sheet.

		Fair Value Measurements at Reporting Date Using
Description	6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments	$8,122	$2,541	$5,581

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation,

which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement requires that share-based transactions be accounted for using a fair-value-based method to recognize non-cash compensation expense; this expense is recognized ratably over the requisite service period, which generally equals the vesting period of options and shares, and is adjusted for expected forfeitures. We adopted this standard as of the beginning of 2006 using the modified prospective method.

Revenue Recognition

We record revenue from product sales when the goods are delivered and title passes to the customer. At the time of sale, estimates for sales deductions, including rebates to government agencies, are recorded. These provisions are provided for in the same period the related product sales are recorded. Following our settlement agreement with Tercica and Genentech on March 6, 2007, we ceased to supply IPLEX to patients and discontinued sales of IPLEX as of March 7, 2007. Revenue from our Expanded Access Program in Italy is recognized when the drugs have been provided to program patients and collectability is assured. License income is recognized as revenue when the milestones are achieved and payments are due.

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

In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on disclosure requirements, measurement and classification provisions, and transition requirements. We implemented FIN 48 on January 1, 2007 and due to our accumulated loss position, such implementation did not have a material impact on our consolidated financial statements.

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

Settlement Agreement and Restructuring

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

Following our announcement of the settlement agreement we eliminated our commercial department and downsized our manufacturing facility located in Boulder, Colorado, resulting in an immediate reduction of approximately 34% of our previous workforce of 150.

3. Recent Accounting Pronouncements

In June 2008, FASB ratified EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”). Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, shall be effective for us beginning after January 1, 2009. We are evaluating the effect of adopting EITF No. 08-4 on our financial statements.

In May 2008, FASB issued FSP Accounting Principles Board No. 14–1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14–1”). FSP APB 14–1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non–convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14–1 is effective for us beginning after January 1, 2009. We are evaluating the effect of adopting FSP APB 14–1 on our financial statements.

4. Equity Compensation Plan Information

As of June 30, 2008, we had two equity compensation plans under which we were granting stock options and shares of non-vested stock. We are currently granting stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors and the Board of Directors (the “Board”).

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

The following table presents information as of June 30, 2008, with respect to the 2000 Plan and the 2000 ESPP.

Plan Category (1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity Compensation Plans Approved by Shareholders:
Amended and Restated 2000 Stock Incentive Plan (3)	7,789,783	$1.35	619,559
Amended and Restated 2000 Employee Stock Purchase Plan	—	—	543,755

Total:	7,789,783	$1.35	1,163,314

(1)	We do not have any equity compensation plans that have not been approved by our shareholders.
(2)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(3)	To the extent that stock options or stock appreciation rights granted under the 2000 Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock are forfeited, the shares of common stock underlying such grants will again become available for purposes of the 2000 Plan.

A summary of the status of our stock options as of June 30, 2008, and changes for the six months then ended is presented below:

Description	2008	Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	5,238,249	$2.31
Granted	129,000	0.65
Exercised	—	—

Cancelled	(622,750)	2.62

Options outstanding at June 30, 2008	4,744,499	2.22	3.28	—

Exercisable at June 30, 2008	3,614,622	$2.50	2.82	—

The fair value of the options granted during the three months ended June 30, 2008 and 2007 was estimated at the date of grant using a Black-Scholes-Merton option-pricing model.

Restricted Stock and Restricted Stock Units

In May 2008, under the 2000 Plan, the Company granted Restricted Stock (“RS”) and Restricted Stock Units (“RSUs”) to eligible employees, including executives. Each RS and RSU represents a right to receive one share of the Company’s common stock upon the completion of a specific period of continued service or the achievement of certain performance. The Company values the RS at the market price of the Company’s common stock on the date of grant and RSUs based on the market price on the date of settlement. The Company recognizes noncash compensation expense for the fair values of these RS and RSUs on a straight-line basis over the requisite service period of these awards, which is generally four years. Below is a table of RS and RSU activity:

Number of Shares
Restricted Stock	3,045,284
Restricted Stock Units	1,781,805

The weighted-average grant date fair value of RS and RSUs granted during the six months ended June 30, 2008 was $0.60. As of June 30, 2008, unrecognized stock-based compensation expense related to non-vested RS and RSUs of $1.6 million was expected to be recognized over a weighted-average period of four years. Stock-based compensation expense related to RS and RSUs was approximately $33,000 for the six months ended June 30, 2008.

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

As of June 1, 2005, the holders of the 2005 Notes began to receive interest payments at a rate of 5.5% per annum, and such interest payments are payable quarterly until March 1, 2010. As of March 1, 2008, the 2005 Notes matured and beginning on March 1, 2008, the holders of the 2005 Notes were entitled to receive nine quarterly installments of $552,778 in the aggregate each quarter. Any outstanding 2005 Notes must be repaid in cash or converted into shares of our common stock by March 1, 2010. Subject to the terms of the 2005 Note purchase agreements, the holders of the 2005 Notes may convert such notes into shares of our common stock at a conversion price of $1.295 per share (as adjusted in accordance with certain adjustments for stock splits, dividends and the like) at any time prior to the close of business on March 1, 2010. Between April 1, 2005 and June 30, 2008, we received notices from certain holders of the 2005 Notes electing to voluntarily convert approximately $30,025,000 principal amount of such notes into approximately 23,185,328 shares of our common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the 2005 Notes. Following such conversions and principal repayment and as of June 30, 2008, $3,869,444 principal amount of the 2005 Notes remained outstanding, or the holders of the 2005 Notes could elect to convert such principal into an aggregate of approximately 3 million shares of our common stock. The holders of the 2005 Notes have the right to require us to repurchase such notes with cash payments upon the occurrence of specified “events of default” and “repurchase events” described in the 2005 Notes. The 2005 Warrants were initially exercisable in the aggregate for 14,864,883 shares of common stock at an exercise price of $1.36 per share. In connection with our May 2007 public stock offering, as described further in Note 6, the exercise price of the 2005 Warrants was reduced to $1.21 per share and the 2005 Warrants are currently exercisable into the aggregate of 6,021,692 shares of common stock. The 2005 Warrants will expire on March 15, 2010.

In connection with the issuance of the 2005 Notes and 2005 Warrants, we entered into registration rights agreements with the purchasers thereof pursuant to which we agreed to file a registration statement under the Securities Act of 1933, as amended, registering for resale the shares of our common stock issuable upon the conversion of the 2005 Notes or exercise of the 2005 Warrants.

As of June 30, 2008, there were 22,941,504 shares reserved for issuance for all outstanding notes, warrants and options.

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

We have not been profitable and have accumulated deficits of approximately $340 million through June 30, 2008. We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. Moving forward our major source of income is expected to be the cost recovery charges for our Expanded Access Program and our major expenses will be related to research and development. In general, our expenditures may increase as development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

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

All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and have amounted to approximately $178 million for the time period since our inception, November

1999 through June 30, 2008. Research and development expenses consist primarily of salaries and related expenses, costs to develop and manufacture products and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

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

Results of Operations

Revenues for the second quarter ended June 30, 2008 were $2.6 million, up from $2.3 million for the corresponding period in 2007. The increase was primarily attributable to a $1.4 million improvement in cost recovery from our EAP to treat patients with ALS in Italy. This was partially offset by the absence of license income from our agreement with Napo Pharmaceuticals Inc., (“Napo”) from which we received a milestone payment in the second quarter of 2007.

The net loss for the second quarter of 2008 was $4.7 million or $0.04 per share, compared with a net loss of $2.5 million or $0.02 per share in the second quarter of 2007. This $2.2 million increase was primarily attributable to a $2.2 million increase in total expenses as the increase in revenues for the quarter was offset by the increase in net interest expense.

The $2.2 million total increase in expenses was due primarily to a $1.8 million increase in research and development expenses (“R&D Expenses”), a $340,000 increase in selling, general and administrative expenses (“SG&A Expenses”), and the realization of a $54,000 non-cash loss on investments.

The higher R&D Expenses reflected a rise in clinical trial costs this last quarter as our FOB and IPLEX™ programs gained momentum. The increase in SG&A Expenses was due primarily to increased investor relations and public relations activity and the realized loss on investments arises from the write-down of our investment in Napo. This investment, which was funded by a milestone payment from Napo, was recorded as part of our agreement with Napo in 2007.

For the six months ended June 30, 2008, revenues totaled $5.0 million, up from $3.9 million in the first six months of 2007. Consistent with second quarter results, the increase was primarily attributable to a $3.0 million improvement in cost recovery from our EAP to treat patients with ALS in Italy. This was partially offset by the absence of license income from Napo and the revenues lost from our withdrawal of IPLEX™ in the short stature market pursuant to the terms of our settlement agreement with Genentech Inc. and Tercica Inc. entered into in 2007.

The net loss for the six months ended June 30, 2008 was $9.5 million, or $0.08 per share, compared to $12.8 million, or $0.12 per share, for first six months of 2007. Year-over-year, R&D Expenses increased to $10.8 million for the first half of 2008, from $9.8 million, reflecting an increase in clinical trial activity for our FOB and IPLEX™ programs. SG&A Expenses fell to $3.0 million for the first half of 2008 from $6.5 million a year earlier due to the elimination of litigation expenses following the March 2007 settlement and the removal of commercial expenses associated with our business restructuring plan. The $446,000 realized loss on investments represents the write down on the Napo investment during the first half of 2008.

Interest income for the first half of 2008 was $375,000 and was a reduction from the $525,000 earned in the same period of 2007 due to the combination of a lower interest rate environment and a lower average cash balance. Interest expense increased to $682,000 in the most recent six month period from $306,000 during the corresponding period of 2007. The increase was due to an increase in the debt discount amortization resulting from the quarterly payments of our 2005 convertible notes, which began in March 2008.

Liquidity and Capital Resources

At June 30, 2008, our cash, cash equivalents and short-term investments of $9.4 million were invested in investment grade, interest-bearing securities. Our business strategy contemplates debt financing, selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations. We will need to raise substantial additional funds to continue development and commercialization of our product candidates. There can be no assurance that adequate funds will be available when we need them, or on favorable terms. If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at June 30, 2008, had $9.4 million invested in money market instruments and investment grade corporate debt. Such investments are subject to interest rate and credit risk. Our policy of investing in highly rated securities whose maturities at June 30, 2008 are all less than one year minimizes such risks. In addition, while a hypothetical decrease in market interest rates of 10% from June 30, 2008 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

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

RISK RELATED TO OUR BUSINESS

Our common stock may be delisted from the NASDAQ Capital Market may which may cause the value of an investment in our common stock to substantially decrease.

We may be unable to meet the continued listing requirements of the NASDAQ Capital Market in the future. To maintain the listing of our common stock on the NASDAQ Capital Market, we are required, among other things, to maintain a daily closing bid price per share of $1.00 (the “Minimum Bid Price Requirement”). By letter dated June 18, 2007, we were notified by the NASDAQ Listing Qualification Staff (the “Staff”) that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and that in accordance with NASDAQ marketplace rules, we had been granted a 180-calendar day period, or through December 17, 2007, to regain compliance with the Minimum Bid Price Requirement. By letter dated December 20, 2007, the Staff notified us that we had failed to regain compliance with the Minimum Bid Price Requirement and that our common stock would be delisted from the NASDAQ Stock Market on December 31, 2007, if we did not transfer the listing to the NASDAQ Capital Market or appeal the Staff decision to a NASDAQ Hearings Panel (a “Panel”). By letter dated, December 26, 2008, we requested a hearing before a Panel and on

January 24, 2008, we attended a Panel hearing in connection with our failure to meet the Minimum Bid Price Requirement. By decision dated February 27, 2008, the Panel transferred our common stock to the NASDAQ Capital Market and granted us the balance of the second 180-calendar day period, or until June 12, 2008, in accordance with NASDAQ marketplace rules, to regain compliance with the Minimum Bid Price Requirement. We did not regain compliance with the Minimum Bid Price Requirement and accordingly, on June 17, 2008, were notified by the Staff that our common stock would be delisted from the NASDAQ Stock Market if we did not request a hearing before a Panel. By letter dated June 24, 2008, we requested a hearing before a Panel with respect to the continued listing of our common stock on the NASDAQ Capital Market, as a result of which NASDAQ stayed the suspension and delisting of our common stock pending the determination of the Panel. Delisting of our common stock from the NASDAQ Capital Market could adversely affect the trading price of our common stock and could limit the liquidity of our common stock and therefore could cause the value of an investment in our common stock to decrease.

In order to regain compliance with the Minimum Bid Price Requirement of the NASDAQ Stock Market we may be required to implement a reverse stock split, which could have a material adverse affect on our stock price.

We may be required to implement a reverse stock split in order for our shares of common stock to remain listed on the NASDAQ Capital Market. While such reverse stock split could bring us back into compliance, there can be no assurance that any increase in the market price for our common stock resulting from a reverse stock split, if approved and implemented, would be sustainable since there are numerous factors and contingencies that would effect such price, including the market conditions for our common stock at the time, our reported results of operations in future periods and general economic, geopolitical, stock market and industry conditions. Accordingly, the total market capitalization of our common stock after a reverse stock split may be lower than the total market capitalization before such reverse stock split and, in the future, the market price of our common stock may not exceed or remain higher than the market price prior to such reverse stock split. While a higher share price may help generate investor interest in our common stock, there can be no assurance that a reverse stock split would result in a per share market price that attracts institutional investors or investment funds, or that such price would satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not improve as a result of a reverse stock split. Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares of our common stock that would be outstanding after the reverse stock split.

We will need additional funds in the future to continue our operations, but we face uncertainties with respect to our access to capital that could materially adversely impact our business, financial condition and results of operations.

We will require substantial future capital in order to implement our revised business plan with a renewed focus on research and development activities. As of June 30, 2008, we had $9.4 million of cash and investments on hand, which we believe is sufficient to fund our activities into 2009. However, our future capital requirements will depend on many factors, including factors associated with:

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

We may also need to spend more money than currently expected because we may further change or alter our drug development plans, acquire additional drugs or drug candidates or we may misjudge our costs. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable. There can be no assurance that our cash reserves together with any subsequent funding will satisfy our capital requirements. The failure to satisfy our capital requirements will adversely affect our business, financial condition and results of operations. Our independent registered public accounting firm has expressed their view that there are material uncertainties which cast significant doubt upon our ability to continue as a going concern. The addition of this going concern disclosure may discourage investors from purchasing our stock.

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

The regulatory climate for follow-on biologics remains unclear. Although there has been some legislative activity in the past, there is currently no established statutory or regulatory pathway for approval of follow-on biologics. The FDA has approved the majority of protein products under the Public Health Service Act, or PHS, through the use of biologic license applications, of BLAs. Unlike drugs approved through the submission of New Drug Applications (“NDAs”) under section 505 of the Food, Drug and Cosmetic Act, or the FDCA, there is no provision in the PHS for an abbreviated BLA approval pathway, and the FDA has stated that it does not believe it has the authority to rely on prior BLA approvals or their underlying data to approve a follow-on biologic. Moreover, even for proteins initially approved as NDAs there is uncertainty as to what data the FDA may deem necessary to demonstrate the sameness required for approval of an Abbreviated New Drug Application (“ANDA”) under section 505(j) of the FDCA. In addition, there has been opposition to the FDA’s use of section 505(b)(2), which allows an applicant to rely on information from published scientific literature and/or a prior approval of a similar drug, to approve a follow-on biologic approved under section 505 of the FDCA.

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

We are a development stage company with expertise in protein recombinant drug development. We have incurred losses each year of operation and we expect to continue incurring operating losses for the foreseeable future. The process of developing and commercializing our products requires significant pre-clinical testing and clinical trials as well as regulatory approvals for commercialization and marketing before we are allowed to begin product sales. In addition, commercialization of our drug candidates requires us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities. We expect that these activities, together with our general and administrative expenses, will result in substantial operating losses for the foreseeable future. As of June 30, 2008, our accumulated deficit was $340 million and for the six months ended June 30, 2008 our consolidated net loss was $9.5 million.

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

We cannot be certain that we will obtain regulatory approvals in the United States, European Union or other countries or regions. The failure to obtain such approvals may materially adversely effect our business, financial condition and results of operations.

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

As of June 30, 2008, the convertible notes issued by us in March 2005 and the warrants issued by us in May 2007, March 2005, November 2004 and July 2003 were convertible into and exercisable for up to approximately 13.4 million shares of our common stock, representing approximately 11% of our then outstanding common stock.

As of June 30, 2008, our outstanding options and stock grants to our employees, officers, directors and consultants were exercisable for up to 9.6 million shares of our common stock, representing approximately an additional eight percent of our then outstanding common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders on May 7, 2008, the stockholders took the following actions:

The Company Stockholders elected two Class II directors as follows:

Director	Votes For	Votes Withheld
Dr. Graham Crooke	97,710,803	3,955,741
Dr. Denny Lanfear	91,604,353	3,560,256

No other persons were nominated, nor received votes for election as a Director of the Company at the 2008 Annual Meeting of Stockholders. The other Directors of the Company whose terms continued after the 2008 Annual Meeting of Stockholders were Dr. Geoffrey Allan, Dr. Melvin Sharoky, Dr. Randall Whitcomb, Mr. Kenneth G. Condon and Dr. Steinar J. Engelsen.

The Company Stockholders ratified the selection of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2008 as follows:

	Votes For	Votes Against	Abstain
Ratification of selection of Ernst & Young LLP	93,507,282	1,683,469	475,792

ITEM 5.	OTHER INFORMATION

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

INSMED INCORPORATED
(Registrant)

Date: August 8, 2008	By:	/s/ Kevin P. Tully
Kevin P. Tully, C.G.A.,
EVP & Chief Financial Officer