Form 10-Q
period 2008-09-30
INSMED INC
filed 2008-11-05
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
--------------------
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No ☑
As of November 1, 2008, the latest practicable date, there were 122,315,635 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED

FORM 10-Q
For the Quarterly Period Ended September 30, 2008

PART I.  FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)
	(unaudited)
	September 30,	December 31,
	2008	2007

Assets
Current assets:
Cash, cash equivalents and short-term investments	$5,771	$16,479
Accounts receivable, net	72	250
Prepaid expenses	118	244
Total current assets	5,961	16,973

Long-term assets:
Restricted cash - long term	2,095	2,095
Investments	-	258
Deferred financing costs, net	92	170
Property and equipment, net	-	4
Total long-term assets	2,187	2,527

Total assets	$8,148	$19,500

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,117	$904
Accrued project costs & other	679	503
Payroll liabilities	633	631
Interest payable	15	23
Deferred rent	115	115
Deferred income	191	245

Convertible debt	2,211	2,211
Debt discount	(584)	(950)
Net convertible debt	1,627	1,261

Total current liabilities	4,377	3,682

Long-term liabilities:
Convertible debt	1,106	2,764
Debt discount	(286)	(651)
Net long-term convertible debt	820	2,113

Asset retirement obligation	2,217	2,217

Total liabilities	7,414	8,012

Stockholders' equity:
Common stock; $.01 par value; authorized shares 500,000,000; issued and outstanding shares, 122,315,635 in 2008 and 121,904,312 in 2007	1,223	1,219
Additional paid-in capital	341,973	341,270
Accumulated deficit	(342,462)	(330,759)
Accumulated other comprehensive loss:
Unrealized loss on investment	-	(242)
Net stockholders' equity	734	11,488

Total liabilities and stockholders' equity	$8,148	$19,500

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED
Consolidated Statements of Operations
(in thousands, except per share data - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales, net	$-	$-	$-	$423
Royalties	29	28	83	80
License income	-	-	-	1,545
Grant revenue	1,044	-	1,044	-
Other expanded access program income, net	2,998	1,368	7,713	3,212
Total revenues	4,071	1,396	8,840	5,260

Operating expenses:
Cost of goods sold	-	-	-	576
Research and development	4,997	4,602	15,774	14,398
Selling, general and administrative	960	917	3,739	7,381
Total expenses	5,957	5,519	19,513	22,355

Operating loss	(1,886)	(4,123)	(10,673)	(17,095)

Interest income	78	370	453	895
Interest expense	(301)	(159)	(983)	(465)
Loss on investments	(54)	-	(500)	-

Net loss	$(2,163)	$(3,912)	$(11,703)	$(16,665)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.10)	$(0.15)

Shares used in computing basic and diluted net loss per share	122,314	121,708	122,070	112,279

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands - unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Operating activities
Net loss	$(11,703)	$(16,665)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	813	259
Stock based compensation expense	505	227
Stock options issued for services	140	39
Realized loss on investments	500	-
Changes in operating assets and liabilities:
Accounts receivable	178	216
Inventory	-	576
Other assets	126	(152)
Accounts payable	213	(6,454)
Accrued project costs	176	(514)
Payroll liabilities	2	(18)
Deferred income	(54)	-
Asset retirement obligation	-	443
Interest payable	(8)	-
Net cash used in operating activities	(9,112)	(22,043)

Investing activities
Decreases of short-term investments	9,428	4,090
Purchases of investments	-	(500)
Net cash provided by investing activities	9,428	3,590

Financing activities
Proceeds from issuance of common stock
Public Offering	-	18,230
Issuance costs	-	(1,266)
Other	62	83
Total proceeds from issuance of common stock	62	17,047

Repayment of convertible notes	(1,658)	-
Other	-	297
Net cash (used in) provided by financing activities	(1,596)	17,344

Decrease in cash and cash equivalents	(1,280)	(1,109)
Cash and cash equivalents at beginning of period	3,554	2,121

Cash and cash equivalents at end of period	$2,274	$1,012

Supplemental information
Cash paid for interest	$182	$211

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Insmed Therapeutic Proteins, Incorporated, Insmed Pharmaceuticals, Incorporated and Celtrix Pharmaceuticals, Incorporated. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

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

	September 30,	December 31,
	2008	2007
Cash and Cash Equivalents	$2,274	$3,554
Short-Term Investments	3,497	12,925
Total Cash and Cash Equivalents and Short-Term Investments	$5,771	$16,479

On April 14, 2004, we announced that we had acquired a lease to operate a recombinant protein manufacturing facility located in Boulder, Colorado. We intended to use the facility for the commercial manufacture of our FDA approved product, IPLEX™. From January through October 2007, we had Letters of Credit and corresponding Certificate of Deposit accounts provided to the landlord of the manufacturing facility in the amount of $0.9 million for prepayment of the remaining outstanding lease term of approximately one year and a Letter of Credit and corresponding Certificate of Deposit account to Baxter Healthcare Corporation for $2.2 million to cover facility restoration expenses upon termination of the lease. These amounts were classified as restricted cash on the balance sheet. On June 20, 2007, we renewed our lease and subsequently eliminated the two previously discussed Letters of Credit and Certificate of Deposit accounts.  In June 2007 we provided a new Letter of Credit to the landlord in the amount of $2.1 million to cover facility restoration expenses upon termination of the lease.  This amount is classified as restricted cash on the balance sheet.  The accrued restoration expense as of September 30, 2008 was $2.2 million and is recorded in asset retirement obligation on the balance sheet.

Fair Value of Financial Instruments

We consider the recorded cost of our financial instruments, which consist primarily of cash, cash equivalents and short-term investments, to approximate the fair value of the respective assets and liabilities at September 30, 2008 due to the short-term maturities of these instruments. We have adopted Financial Accounting Statement 157, Fair Value Measurements.  We also hold an investment in NAPO Pharmaceuticals, Inc. (“NAPO”), which is currently valued at $0.  During the three month and nine month periods ended September 30, 2008 we recorded an other than temporary impairment of this investment of $54,000 and $500,000, respectively.  This amount is reported as a loss on investments on our statement of operations.

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets for	Other Observable
	September 30,	Identical Assets	Inputs
Description	2008	(Level 1)	(Level 2)

Short-term investments	$ 3,497	$ 2,498	$ 999

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

Revenue Recognition

We record revenue from product sales when the goods are delivered and title passes to the customer.  At the time of sale, estimates for sales deductions, including rebates to government agencies, are recorded.  These provisions are provided for in the same period the related product sales are recorded. Following our settlement agreement with Tercica and Genentech on March 5, 2007, we ceased to supply IPLEX to patients and discontinued sales of IPLEX as of March 7, 2007.  Revenue from our Expanded Access Program in Italy is recognized when the drugs have been provided to program patients and collectability is assured.  Royalties paid to Tercica and Genentech are net against Expanded Access revenue.  License income is recognized as revenue when the milestones are achieved and payments are due.  Grant revenue is recognized once payment has been received.

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

FASB 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of our valuation allowance, we record a change in valuation allowance through income tax expense in the period such determination is made.

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

Settlement Agreement and Restructuring

On March 5, 2007, we reached a settlement agreement ending all litigation with Tercica, Inc. and Genentech, Inc.  Pursuant to the agreement, we agreed to cease sales and marketing of IPLEX for the treatment of short stature disorders in the United States and agreed to withdraw our European Marketing Authorization Application for IPLEX for treatment of short stature disorders.  We continue to provide IPLEX to named patients with amyloid lateral sclerosis (“ALS’) in Italy under our Expanded Access Program.  We pay a royalty under our settlement agreement for all cost-recovery that we receive under the Expanded Access Program.  The settlement agreement also gives us the right, through a worldwide development partnership with Tercica and Genentech, to market IPLEX for conditions not related to short stature.  These indications include severe insulin resistance, myotonic muscular dystrophy (“MMD”) and HIV-associated adipose redistribution syndrome (“HARS”), among others.  The development partnership includes provisions that give us a 50% share of profits and reimbursement for 50% of development costs if either Tercica or Genentech exercises opt-in rights for marketing of IPLEX in any of these new indications that we develop.

Following our announcement of the settlement agreement we eliminated our commercial department and downsized our manufacturing facility located in Boulder, Colorado, resulting in an immediate reduction of approximately 34% of our previous workforce of 150.

3. Risks and Uncertainties

For the period from inception to September 30, 2008, the Company has incurred recurring operating losses and has accumulated a deficit of $342 million. During the nine months ended September 30, 2008, the Company incurred an operating loss of $11.7 million and net cash used in operations of $9.1 million. The Company’s ability to continue as a going concern is dependent upon its ability to take advantage of raising capital through securities offerings, debt financing, and partnerships and use these sources of capital to fund operations. Management is focusing on raising capital through any one or more of these options. There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern. Accordingly, there is substantial doubt regarding the Company’s ability to continue as a going concern and the financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4. Recent Accounting Pronouncements

In December 2007, FASB ratified Emerging Issue Task Force (“EITF”) Issue No. 07-1, Collaborative Arrangements. The consensus requires participants in a collaborative arrangement to present the results of activities for which they act as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative literature or a reasonable, rational and consistently applied accounting policy election. The consensus also requires significant disclosures related to collaborative arrangements. This Issue shall be effective for us beginning after January 1, 2009.  We are evaluating the effect the adoption of EITF No. 07-1 will have on our financial statements.

In June 2008, FASB ratified EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”).  Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, shall be effective for us beginning after January 1, 2009.  We are evaluating the effect the adoption of EITF No. 08-4 will have on our financial statements.

In May 2008, FASB issued FSP Accounting Principles Board No. 14−1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14−1”).  FSP APB 14−1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer's non−convertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14−1 is effective for us beginning after January 1, 2009.  We are evaluating the effect the adoption of FSP APB 14−1 will have on our financial statements.

5. Equity Compensation Plan Information

As of September 30, 2008, we had two equity compensation plans under which we were granting stock options and shares of non-vested stock. We are currently granting stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors and the Board of Directors (the “Board”).

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

The following table presents information as of September 30, 2008, with respect to the 2000 Plan and the 2000 ESPP.
	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Plan Category (1)
Equity Compensation Plans Approved by Shareholders:
Amended and Restated 2000 Stock Incentive Plan (3)	7,362,783	$1.22	509,309
Amended and Restated 2000 Employee Stock Purchase Plan	—	—	543,755

Total:	7,362,783	$1.22	1,053,064

(1)	We do not have any equity compensation plans that have not been approved by our shareholders.

(2)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(3)
To the extent that stock options or stock appreciation rights granted under the 2000 Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock are forfeited, the shares of common stock underlying such grants will again become available for purposes of the 2000 Plan.

A summary of the status of our stock options as of September 30, 2008, and changes for the nine months then ended is presented below:

Description	2008	Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	5,238,249	$2.31
Granted	129,000	0.65
Exercised	-	-
Cancelled	(1,160,000)	2.77
Options outstanding at September 30, 2008	4,207,250	2.13	3.43	-
Exercisable at September 30, 2008	3,020,684	$2.46	2.93	-

The fair value of the options granted during the nine months ended September 30, 2008 and 2007 was estimated at the date of grant using a Black-Scholes-Merton option-pricing model. Stock-based compensation expense related to stock options was approximately $378,000 for the nine months ended September 30, 2008.

Restricted Stock and Restricted Stock Units
In May 2008, under the 2000 Plan, we granted Restricted Stock (“RS”) and Restricted Stock Units (“RSUs”) to eligible employees, including our executives. Each RS and RSU represents a right to receive one share of our common stock upon the completion of a specific period of continued service or our achievement of certain performance metrics. Shares of RS are valued at the market price of our common stock on the date of grant and RSUs are valued based on the market price on the date of settlement. RSUs are classified as liabilities, as they are settled with a cash payment for each unit vested, equal to the fair market value of our common stock on the vesting date. We recognize noncash compensation expense for the fair values of these RS and RSUs on a straight-line basis over the requisite service period of these awards, which is generally four years.  Below is a table of RS and RSU grants for the nine months ended September 30, 2008.

Number of Shares
Restricted Stock	3,155,534
Restricted Stock Units	1,846,605

The weighted-average grant date fair value of RS and RSUs granted during the nine months ended September 30, 2008 was $0.60. As of September 30, 2008, unrecognized stock-based compensation expense related to unvested RS and RSUs of $1.4 million is expected to be recognized over a weighted-average period of four years. Stock-based compensation expense related to RS and RSUs was approximately $127,000 for the nine months ended September 30, 2008.

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

As of June 1, 2005, the holders of the 2005 Notes began to receive interest payments at a rate of 5.5% per annum, and such interest payments are payable quarterly until March 1, 2010. As of March 1, 2008, the 2005 Notes matured and beginning on March 1, 2008, the holders of the 2005 Notes were entitled to receive nine quarterly installments of $552,778 in the aggregate each quarter.  Any outstanding 2005 Notes must be repaid in cash or converted into shares of our common stock by March 1, 2010. Subject to the terms of the 2005 Note purchase agreements, the holders of the 2005 Notes may convert such notes into shares of our common stock at a conversion price of $1.295 per share (as adjusted in accordance with certain adjustments for stock splits, dividends and the like) at any time prior to the close of business on March 1, 2010. Between April 1, 2005 and September 30, 2008, we received notices from certain holders of the 2005 Notes electing to voluntarily convert approximately $30,025,000 principal amount of such notes into approximately 23,185,328 shares of our common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the 2005 Notes.  Following such conversions and principal repayment as of September 30, 2008, $3,316,667 principal amount of the 2005 Notes remained outstanding.  The holders of the 2005 Notes could elect to convert such principal into an aggregate of approximately 3 million shares of our common stock.  The holders of the 2005 Notes have the right to require us to repurchase such notes with cash payments upon the occurrence of specified “events of default” and “repurchase events” described in the 2005 Notes. The 2005 Warrants were initially exercisable in the aggregate for 14,864,883 shares of common stock at an exercise price of $1.36 per share. In connection with our May 2007 public stock offering, the exercise price of the 2005 Warrants was reduced to $1.21 per share and the 2005 Warrants are currently exercisable into the aggregate of 6,021,692 shares of common stock. The 2005 Warrants will expire on March 15, 2010.

In connection with the issuance of the 2005 Notes and 2005 Warrants, we entered into registration rights agreements with the purchasers thereof pursuant to which we agreed to file a registration statement under the Securities Act of 1933, as amended, registering for resale the shares of our common stock issuable upon the conversion of the 2005 Notes or exercise of the 2005 Warrants.

As of September 30, 2008, there were 22,137,450 shares reserved for issuance for all outstanding notes, warrants and options.

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

We are pursuing a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs.  In the follow-on biologics field, we are developing a robust pipeline of products targeted for markets in anemia, neutropenia and autoimmune diseases.  On the proprietary protein front, our lead product, the FDA-approved IPLEX, is being studied as a treatment for several serious medical conditions with our focus initially on Myotonic Muscular Dystrophy (“MMD”) and Amyloid Lateral Sclerosis (“ALS”) in Italy.

We have not been profitable and have accumulated deficits of approximately $343 million through September 30, 2008.  We expect to incur significant additional losses for at least the next several years until such time as sufficient revenues are generated to offset expenses. Moving forward our major source of income is expected to be the cost recovery charges for our Expanded Access Program and our major expenses will be related to research and development.  In general, our expenditures may increase as development of our product candidates progresses.  However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

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

All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and have amounted to approximately $183 million for the time period since our inception, November 1999, through September 30, 2008.  Research and development expenses consist primarily of salaries and related expenses, costs to develop and manufacture products and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

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

Results of Operations

Revenues for the third quarter ended September 30, 2008 were $4.1 million, up from $1.4 million for the corresponding period in 2007.  The increase was primarily attributable to a $1.6 million increase in cost recovery revenue from our EAP to treat patients with ALS in Italy and the grant receipt of $1.0 million from the Muscular Dystrophy Association supporting the IPLEX™ Phase 2 Myotonic Muscular Dystrophy (“MMD”) trial.

The net loss for the third quarter of 2008 was $2.2 million or $0.02 per share, compared with a net loss of $3.9 million or $0.03 per share in the third quarter of 2007.  This $1.7 million reduction was primarily attributable to the $2.7 million increase in revenues, which was offset by a $438,000 increase in total expenses, a $434,000 increase in net interest expense and the realization of a $54,000 non-cash loss on investments.

The $438,000 increase in total expenses was due to a $395,000 increase in research and development (“R&D expenses”) and a $43,000 increase in selling, general and administrative expenses (“SG&A Expenses”).

The higher R&D Expenses were due largely to increased clinical trial activity in the current quarter compared to last year as our phase 2 IPLEX™ MMD trial continues to progress. SG&A Expenses were consistent quarter over quarter. Interest income for the current quarter of $78,000 was $292,000 lower than the corresponding quarter of 2007 due to a combination of the lower interest rate environment and a lower average cash balance. Interest expense of $301,000 was $142,000 higher than the same quarter in 2007 due to an increase in the debt discount amortization resulting from the quarterly payment of our 2005 convertible notes, which began in March 2008. The loss on investments arises from the other than temporary impairment recorded on our investment in Napo.  This investment, which was funded by a milestone payment from Napo, was recorded as part of our agreement with Napo in 2007.

For the nine months ended September 30, 2008, revenues totaled $8.8 million, up from $5.3 million in the first nine months of 2007.  Consistent with the third quarter results, the increase was primarily attributable to a $4.5 million improvement in cost recovery from our EAP to treat patients with ALS in Italy and the grant receipt of $1.0 million from the Muscular Dystrophy Association supporting the IPLEX™ MMD trial.  This was partially offset by the absence of license income from Napo and the revenues lost from our withdrawal of IPLEX™ in the short stature market pursuant to the terms of our settlement agreement with Genentech Inc. and Tercica Inc., entered into in 2007.

The net loss for the nine months ended September 30, 2008 was $11.7 million, or $0.10 per share, compared to $16.7 million, or $0.15 per share, for the first nine months of 2007.  Year-over-year, R&D Expenses increased to $15.8 million for the first nine months of 2008, from $14.4 million during the same period last year, reflecting an overall increase in clinical trial activity for our FOB and IPLEX™ programs.  SG&A Expenses fell to $3.7 million for the first nine months of 2008 from $7.4 million a year earlier due to the elimination of litigation expenses following the March 2007 settlement and the removal of commercial expenses associated with our business restructuring plan.

Interest income for the first nine months of 2008 of $453,000 was a reduction from the $895,000 earned in the same period of 2007. Interest expense increased to $983,000 in the most recent nine month period from $465,000 during the corresponding period of 2007. The same factors effecting the third quarter interest movements impacted the year to date figures. The $500,000 loss on investments represents the other than temporary impairment recorded on the Napo investment during the first nine months of 2008.

As of September 30, 2008, we had total cash, cash equivalents and short-term investments on hand of $5.8 million, compared to $16.5 million on hand as of December 31, 2007.  The $10.7 million decrease in cash, cash equivalents and short-term investments primarily reflects the use of $9.1 million for operating activities and a $1.7 million principal repayment of our 2005 convertible notes, which began on March 1, 2008.

Liquidity and Capital Resources

At September 30, 2008, our cash, cash equivalents and short-term investments of $5.8 million were invested in investment grade, interest-bearing securities.  Our business strategy contemplates debt financing, selling additional equity and entering into agreements with corporate partners to fund research and development, and provide milestone payments, license fees and equity investments to fund operations.  We will need to raise substantial additional funds to continue development and commercialization of our product candidates.  There can be no assurance that adequate funds will be available when we need them, or on favorable terms.  If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at September 30, 2008, had $5.8 million invested in money market instruments, treasury bills and municipal bonds.  Such investments are subject to interest rate and credit risk.  Our policy of investing in highly rated securities whose maturities at September 30, 2008 are all less than one year minimizes such risks.  In addition, while a hypothetical decrease in market interest rates of 10% from September 30, 2008 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of certain members of our management team, including the Chairman of our Board and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934.  Based upon that evaluation, the Chairman of our Board and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic filings with the Securities and Exchange Commission at the reasonable assurance level.

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

We may be unable to meet the continued listing requirements of the NASDAQ Capital Market in the future.  To maintain the listing of our common stock on the NASDAQ Capital Market, we are required, among other things, to maintain a daily closing bid price per share of $1.00 (the “Minimum Bid Price Requirement”). By letter dated June 18, 2007, we were notified by the NASDAQ Listing Qualification Staff (the “Staff”) that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and that in accordance with NASDAQ marketplace rules, we had been granted a 180-calendar day period, or through December 17, 2007, to regain compliance with the Minimum Bid Price Requirement.  By letter dated December 20, 2007, the Staff notified us that we had failed to regain compliance with the Minimum Bid Price Requirement and that our common stock would be delisted from the NASDAQ Stock Market on December 31, 2007, if we did not transfer the listing to the NASDAQ Capital Market or appeal the Staff decision to a NASDAQ Hearings Panel (a “Panel”).  By letter dated, December 26, 2007, we requested a hearing before a Panel and on

January 24, 2008, we attended a Panel hearing in connection with our failure to meet the Minimum Bid Price Requirement.  By decision dated February 27, 2008, the Panel transferred our common stock to the NASDAQ Capital Market and granted us the balance of the second 180-calendar day period, or until June 12, 2008, in accordance with NASDAQ marketplace rules, to regain compliance with the Minimum Bid Price Requirement.  We did not regain compliance with the Minimum Bid Price Requirement and accordingly, on June 17, 2008, were notified by the Staff that our common stock would be delisted from the NASDAQ Capital Market if we did not request a hearing before a Panel.  By letter dated June 24, 2008, we requested a hearing before a Panel with respect to the continued listing of our common stock on the NASDAQ Capital Market.  On July 31, 2008, we had a hearing in front of the Panel.  On August 29, 2008, we received a letter from the Panel stating that the Panel had granted our request to remain listed on the NASDAQ Capital Market, provided that, we evidence compliance with the Minimum Bid Price Rule on or before December 15, 2008.  Subsequent to the Panel decision, due to market conditions, on October 16, 2008, NASDAQ announced that it was suspending compliance with the Minimum Bid Price Requirement for all listed companies until January 16, 2009.  In connection with the suspension of the Minimum Bid Price Requirement, we were notified that the period by which we must be in compliance with the Minimum Bid Price Requirement had been extended until March 20, 2009.  If we fail to regain compliance with the Minimum Bid Price Requirement on or before March 20, 2009, the Staff will provide us with written notification that our Common Stock will be delisted from the NASDAQ Capital Market.  If a delisting from the NASDAQ Capital Market were to occur, our Common Stock would be eligible, upon the application of a market maker, to trade on the OTC Bulletin Board or in the “pink sheets.” These alternative markets are generally considered to be less efficient than, and not as broad as, the NASDAQ Capital Market or the NASDAQ Global Market.  Therefore, delisting of our common stock from the NASDAQ Capital Market could adversely affect the trading price of our common stock and could limit the liquidity of our common stock and therefore could cause the value of an investment in our common stock to decrease.

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

We will require substantial future capital in order to implement our revised business plan with a renewed focus on research and development activities.  As of September 30, 2008, we had $5.8 million of cash and investments on hand, which we believe is sufficient to fund our activities into 2009.  However, our future capital requirements will depend on many factors, including factors associated with:

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

We may also need to spend more money than currently expected because we may further change or alter our drug development plans, acquire additional drugs or drug candidates or we may misjudge our costs.  We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable.  There can be no assurance that our cash reserves together with any subsequent funding will satisfy our capital requirements.  The failure to satisfy our capital requirements will adversely affect our business, financial condition and results of operations.  Our independent registered public accounting firm has expressed its view that there are material uncertainties which cast significant doubt upon our ability to continue as a going concern.  The addition of this going concern disclosure may discourage investors from purchasing our stock.

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

Our long-term viability and growth depend on the successful commercialization of products which lead to revenues and profits.  Pharmaceutical product development is an expensive, high risk, lengthy, complicated, resource intensive process.  In order to succeed, among other things, we must be able to:

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

We are a development stage company with expertise in protein recombinant drug development.  We have incurred losses each year of operation and we expect to continue incurring operating losses for the foreseeable future.  The process of developing and commercializing our products requires significant pre-clinical testing and clinical trials as well as regulatory approvals for commercialization and marketing before we are allowed to begin product sales.  In addition, commercialization of our drug candidates requires us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities.  We expect that these activities, together with our general and administrative expenses, will result in substantial operating losses for the foreseeable future.  As of September 30, 2008, our accumulated deficit was $342 million and for the nine months ended September 30, 2008 our consolidated net loss was $11.7 million.

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

In order to market our products outside of the United States and European Union, we and our corporate partners must comply with numerous and varying regulatory requirements of other countries.  The approval procedures vary among countries and can involve additional product testing and administrative review periods.  The time required to obtain approval in these other territories might differ from that required to obtain FDA or European Agency for the Evaluation of Medicinal Products, or EMEA, approval.  The regulatory approval process in these other territories includes at least all of the risks associated with obtaining FDA and EMEA approval detailed above. Approval by the FDA or the EMEA does not ensure approval by the regulatory authorities of other countries.  The failure to obtain such approvals may materially adversely affect our business, financial condition and results of operations.

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

Our manufacturing facility and the facilities of contract manufacturers must undergo inspections by the FDA and the EMEA for compliance with cGMP regulations.  In the event these facilities do not continue to receive satisfactory cGMP inspections for the manufacture and testing of our products, we may need to fund additional modifications to our manufacturing or testing processes, conduct additional validation studies, or find alternative manufacturing and testing facilities, any of which would result in significant cost to us as well as a significant delay of up to several years in the development of our products.  In addition, our manufacturing facility and the facilities of any contract manufacturer we may utilize, will be subject to ongoing periodic inspection by the FDA, the EMEA and other foreign agencies for compliance with cGMP regulations and similar foreign standards.  We have limited control over contract manufacturers' compliance with these regulations and standards which could limit our production of final drug product.

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

Our success will depend in part on our ability to obtain patent protection for our products, prevent third parties from infringing our patents, and refrain from infringing on the patents of others, both domestically and internationally.

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

Third parties may claim that we are infringing or have misappropriated their proprietary rights.  Various third parties have obtained, and are attempting to obtain, patent protection relating to the production and use of our approved product and product candidates.  We can provide no assurances as to whether any issued patents, or patents that may later issue to third parties, would affect our contemplated product candidates.  We can provide no assurances that such patents can be avoided, invalidated or licensed.  With respect to any infringement claim asserted by a third party, we can provide no assurances that we will be successful in the litigation or that such litigation would not have a material adverse effect on our business, financial condition and results of operations.  In the event of a successful claim against us for infringement or misappropriation of a third party’s proprietary rights, we may be required to:

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

•
redesign our products or processes to avoid third party proprietary rights, the result of which may cause us to suffer significant regulatory delays associated with conducting additional clinical trials or other steps to obtain regulatory approval for such redesigns; and

•
obtain one or more licenses arising out of a settlement of litigation or otherwise from third parties for the infringed proprietary rights, which may not be available to us on acceptable terms or at all.

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

Our research, development and manufacturing activities involve the controlled use of hazardous materials, including hazardous chemicals and radioactive materials. We believe that our procedures for handling hazardous materials comply with federal and state regulations; however, there can be no assurance that accidental injury or contamination from these materials will not occur. We currently maintain a general liability insurance policy that has a $1.0 million per claim limit and also caps aggregate claims at $2.0 million. In addition, we have an umbrella insurance policy that covers up to $2.0 million of liability in excess of the general liability policy's $2.0 million limit. In the event of an accident, we could be held liable for damages, which would likely exceed our insurance coverage and other available financial resources. This liability would limit our ability to develop our product candidates which would materially adversely affect our business, financial condition and results of operations.

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

As of September 30, 2008, the convertible notes issued by us in March 2005 and the warrants issued by us in May 2007, March 2005, and November 2004 were convertible into and exercisable for up to approximately 13 million shares of our common stock, representing approximately 11% of our then outstanding common stock.

As of September 30, 2008, our outstanding options and stock grants to our employees, officers, directors and consultants were exercisable for up to 9.2 million shares of our common stock, representing approximately an additional eight percent of our then outstanding common stock.

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

INSMED INCORPORATED
(Registrant)

Date: November 5, 2008	By:	/s/ Kevin P. Tully
Kevin P. Tully, C.G.A.,
EVP & Chief Financial Officer