Form 10-K
period 2008-12-31
INSMED INC
filed 2009-03-31
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2008

OR

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No []

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No []

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes []  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company (See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act).  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [ ] Small Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No []

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008 was $48,922,254 (based on the closing price for shares of the registrant’s Common Stock as reported on the Nasdaq Capital Market on that date).  In determining this figure, the registrant has assumed that all of its directors, officers and persons owning 10% or more of the outstanding Common Stock are affiliates.  This assumption shall not be deemed conclusive for any other purpose.

On February 28, 2009, there were 122,494,010 shares of the registrant’s common stock, $.01 par value, outstanding.

____________________

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days, or April 30, 2009, after the registrant’s fiscal year ended December 31, 2008, and to be delivered to shareholders in connection with the 2009 Annual Meeting of Shareholders, are herein incorporated by reference in Part III and a small section of Part II.

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

BUSINESS OVERVIEW

We are a development stage company with expertise in recombinant protein drug development.  Our corporate office is located in Richmond, Virginia.

On February 12, 2009 we announced that we had entered into a definitive agreement with Merck & Co., Inc. (“Merck”) whereby Merck, through an affiliate, would purchase all assets related to our follow-on biologics platform.  On March 31, 2009, we completed the sale of these assets for an aggregate purchase price of $130 million.  After fees, taxes and other costs related to the transaction, we expect net proceeds of approximately $123 million as a result of this transaction.

As part of this transaction, Merck assumed the lease of our Boulder, Colorado-based manufacturing facility and acquired ownership of all the equipment in the building.  In addition, upon closing of the transaction, Merck offered positions to employees of the Boulder facility.  We retain our Richmond, VA corporate office, which houses our Clinical, Regulatory, Finance, and Administrative functions, in support of the continuing IPLEX™ program. The transfer of the Boulder facility to Merck takes away our internal IPLEX™ production capability. We believe, however, that we have sufficient inventory of IPLEX™ to support our ongoing Amyotrophic Lateral Sclerosis Expanded Access Program (“ALS EAP”) in Italy through 2010 together with the IPLEX™ requirement for the clinical trial currently being planned with the FDA for ALS patients in the US. Any requirements for IPLEX™ beyond 2010 or any significant increase in demand beyond our current commitments either in the Myotonic Muscular Dystrophy (“MMD”) or ALS fields will require that we identify a Contract Manufacturing Organization (“CMO”) to produce the necessary IPLEX™ to meet the demand. We estimate that the tech transfer of our IPLEX™ production process could take 12 to 18 months once a CMO has been identified.

Until the sale of our follow-on biologics platform, we pursued a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs.  Following the sale of our follow-on biologics assets, we plan to continue to support our proprietary protein platform and our product, the FDA-approved IPLEX™, which is in various stages of development for a number of serious medical conditions including MMD,ALS, also known as Lou Gehrig’s disease, and Retinopathy of Prematurity (“ROP”).

 We have also engaged the services of RBC to act as financial advisor in evaluating other options for use of these proceeds which could include acquisitions of complimentary businesses or technologies, product licensing, mergers, share repurchase and the distribution of a portion of the proceeds to shareholders.

PRODUCT PLATFORMS

PROPRIETARY PROTEIN PLATFORM

IPLEX™

Our proprietary protein product, IPLEX™ (mecasermin rinfabate, recombinant DNA origin, injection), which is a complex of recombinant human IGF-1 and its binding protein IGFBP-3 (rhIGF-1/rhIGFBP-3), is being studied as a treatment for several serious medical conditions.

IPLEX™ is typically administered as a once-daily subcutaneous injection, which can restore and maintain IGF-1 at physiologically relevant levels. The binding protein, rhIGFBP-3, extends the residence time of IGF-1 in the blood.  In the bound state, we believe IGF-1 is inactive and remains so until delivered to target tissues in the body where it is released and becomes biologically active.

Following an external review of the markets for the various indications which could be served by IPLEX™ we have prioritized our targets and have selected MMD as our initial primary indication for IPLEX™ and results from our Phase II clinical trial in this indication are expected during the second quarter of 2009. We are also evaluating IPLEX™ as a treatment for ALS in Italy and Europe as part of our Expanded Access Program (EAP) and are in the process of working with the FDA to design and initiate a Phase II clinical trial for ALS patients in the US. In the Retinopathy of Prematurity (“ROP”) indication we are working with Premacure AB in Sweden and are supplying IPLEX™ to Premacure who intend to initiate a Phase II multicenter trial for IPLEX™ in the ROP indication during the second quarter of 2009.

Development of IPLEX™ in Myotonic Muscular Dystrophy

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

Based on information published by the Muscular Dystrophy Association (the “MDA”), we believe that there are approximately 30,000 patients that suffer from MMD in the United States.  At present, there is no approved  treatment for this disease.

Ongoing Clinical Study

An advanced Phase II clinical trial investigating IPLEX™ as a treatment for MMD has been completed and the results from the trial are expected during the second quarter of 2009. This Phase III enabling trial was initiated, with the help of a $2.1 million grant from the MDA and was a 24 week, 69 patients, and 13 site placebo controlled trial in the US using a dose of 1.0 mg/kg/day of IPLEX™.  This study is evaluating the effects of IPLEX™ on endurance, using the FDA approved six-minute walk test, as well as cognitive function, GI function, muscle function, lean body mass and insulin sensitivity.

Expanded Access Program for Patients in Italy with ALS

ALS is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord.  Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body.  The progressive degeneration of the motor neurons in ALS eventually leads to their death.  When the motor neurons die, the ability of the brain to initiate and control muscle movement is lost.  With voluntary muscle action progressively affected, patients in the later stages of the disease may become totally paralyzed. IGF-1 has been shown to be highly neurotrophic and normally circulates in the body bound with its natural chaperone, BP3. It is believed that IPLEX™ which is a complex of IGF-1 and BP3 increases the half life of IGF-1 in the bloodstream, allowing it to circulate in the body longer and affording a greater opportunity for IGF-1 to cross the blood-brain barrier and utilize its neurotrophic qualities in the area where it could prove most effective.

At the request of the Italian Ministry of Health, we established an Expanded Access Program in Italy to provide IPLEX™ to physicians for use in their patients with ALS.  The request came as a result of several Italian Court rulings ordering the Italian National Health System to provide IPLEX™ to specific ALS patients who have petitioned the Court.  Through an agreement with Cephalon, which holds patent rights in the European Union to IGF-1 as it relates to the treatment of ALS, we are able to provide IPLEX™ to physicians in Italy and receive payment for the drug, on a cost recovery basis, from the Italian Health Authorities. In November 2008, through an agreement with Genentech Inc. and Ipsen Inc., we were allowed to develop IPLEX™ on a royalty free basis for the rest of the world. We have since entered into an agreement with IDIS to manage our IPLEX™ EAP for all countries outside of Italy and the US. IDIS is the world leader in the development and implementation of Named Patient Programs, also known as EAP’s.  We will continue to manage the IPLEX™ EAP in Italy internally and we are presently in discussions with the FDA to design and initiate a Phase II clinical trial for ALS patients in the US.

IPLEX™ and Short-Stature Market

 In the past, we were focused on development and commercialization of IPLEX™ for the treatment of growth failure in children with severe primary IGF-1 deficiency.  IPLEX™ was approved by the FDA for treatment of severe primary IGF-1 deficiency in December 2005 and was commercially launched in the second quarter of 2006.  As a result of our settlement agreement with Tercica, Inc. and Genentech, Inc., discussed below, we have withdrawn IPLEX™ from this market.

In December 2004, Tercica (now Ipsen) and Genentech filed patent infringement suits against us in the U.S. District Court for the Northern District of California and in the United Kingdom at the High Court of Justice, Chancery Division, Patents Court.  In these cases, Tercica and Genentech alleged that production and use of IPLEX™  infringed claims in certain U.S. and European patents, owned by Genentech and licensed to Tercica, directed to methods of using rhIGF-1/rhIGFBP-3 and methods of producing rhIGF-1 and IGFBP-3.  In June 2006, Tercica also filed an unfair competition suit against us in the U.S. District Court of the Eastern District of Virginia, claiming that we disseminated misleading statements to the market in connection with our marketing of IPLEX™.

On December 6, 2006, a jury in the U.S. District Court for the Northern District of California found that we infringed patents held by Tercica and Genentech and awarded damages of $7.5 million as an upfront payment and a royalty of 15% on past sales of IPLEX™ below $100 million and 20% for past sales of IPLEX™ above $100 million.

On March 5, 2007, we reached a settlement agreement ending all litigation with Tercica and Genentech.  Pursuant to the agreement, we agreed to cease sales and marketing of IPLEX™ in the United States and agreed to withdraw our European Marketing Authorization Application for IPLEX™.  We continue to provide IPLEX™ to named patients with ALS in Italy and the rest of Europe under our Expanded Access Program.  The agreement also gives us the right, through a worldwide development partnership with Tercica and Genentech, to market IPLEX™ for conditions not related to short-stature.  These indications include severe insulin resistance, MMD and ROP, among others.  The development partnership includes provisions that give us a 50% share of profits and reimbursement for 50% of development costs if either Tercica or Genentech exercises opt-in rights for marketing of IPLEX™ in any of these new indications that we develop.  In addition, as part of the settlement agreement, Tercica and Genentech waived the damages awarded by the jury in the patent infringement suit from the U.S. District Court for the Northern District of California.

Oncology Programs - INSM-18 and rhIGFBP-3

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

FOLLOW-ON BIOLOGICS

We completed the sale of our follow-on biologics assets on to Merck on March 31, 2009.  Following this sale we do not have a presence in the FOB arena.

Follow-on biologics (FOB), also known as “biogenerics” or “biosimilars,” are versions of drugs produced through biological processes. The biologics on which they are based differ from traditional “small molecule” drugs such as Aspirin®, and Lipitor®, and all other medicines typically taken in pill form – in several important ways. First, biologics are made up of complex molecules, such as proteins, that must be administered via direct injection because if they were administered orally, they would be broken down in the digestive tract and never reach their intended targets. Second, these drugs are produced not by merely combining chemicals but by the natural processes of living cells. In the manufacture of biologics, the DNA of cells is engineered such that the cells themselves produce the desired proteins. Third, the production of biologics is much more exacting than that of small-molecule drugs. Growing one type of genetically-engineered cell while excluding all other organisms from the mix is inherently more difficult than simply achieving sterile conditions (no living organisms at all) under which traditional drugs are manufactured.

In November 2007 we announced completion of development of two key follow-on biologics at the facilities in Boulder, Colorado, INS-19 (Granulocyte Colony Stimulating Factor or G-CSF) and INS-20 (Peg G-CSF). In July 2008 we announced that we demonstrated the bioequivalence of INS-19 compared to Neupogen® and in October 2008 we announced that we had received approval from the United Kingdom's Medicines and Healthcare products Regulatory Agency (MHRA) to initiate a Phase I clinical study for our second follow-on biologic product candidate, INS-20.

RESEARCH AND DEVELOPMENT

Since we began operations in late 1999, we have devoted substantially all of our resources to the research and development of a number of product candidates for metabolic and endocrine diseases.  Until the sale of our FOB assets on March 31, 2009, our research and development efforts were principally focused on pursuing a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs.  Our research and development efforts will now focus on our proprietary protein platform. Our lead proprietary protein product, the FDA-approved IPLEX™, is being studied as a treatment for several serious medical conditions with our primary focus being on MMD and ALS.  We conduct very little of our own preclinical laboratory research.  We have outsourced several Phase II clinical studies with IPLEX™ and our other anti-cancer product candidates, INSM-18 and rhIGFBP-3, and plan on conducting additional clinical studies in the future.

Research and development expenses primarily include expenses incurred in preparing and obtaining necessary approvals from regulatory bodies, certain expenses involving the development of manufacturing processes and clinical studies.  Our research and development expenses were approximately $21.1 million for the fiscal year ended December 31, 2006, $19.2 million for the fiscal year ended December 31, 2007 (“fiscal 2007”) and $21.0 million for the year ended December 31, 2008 (“fiscal 2008”).

MANUFACTURING

We have previously manufactured our own supply of IPLEX™ and rhIGFBP-3 at the Boulder, Colorado, FDA-approved manufacturing facility. The manufacturing process requires compliance with current good manufacturing practices, or cGMP, and other similar regulations.  IPLEX™, a complex of two proteins, rhIGF-1 and its binding protein rhIGFBP-3, are manufactured using recombinant DNA technology.  This manufacturing process is complicated and involves expression of the proteins by bacterial fermentation followed by purification and combination.   We currently outsource to third-party contract manufacturers some of the analytical testing and the final fill, finish and labeling of IPLEX™. The transfer of the Boulder facility to Merck will take away our internal IPLEX™ production capability. We believe, however, that we will have sufficient inventory of IPLEX™ at the time of the sale to support our ongoing ALS EAP in Italy through 2010 together with the IPLEX™ requirement for the clinical trial currently being planned with the FDA for ALS patients in the US. Any requirements for IPLEX™ beyond 2010 or any significant increase in demand beyond our current commitments either in the MMD or ALS fields will require that we identify a Contract Manufacturing Organization (“CMO”) to produce the necessary IPLEX™ to meet the demand. It is estimated that the tech transfer of our IPLEX™ production process could take 12 to 18 months once a CMO has been identified

PATENTS AND PROPRIETARY RIGHTS

Patent Portfolio

Proprietary protection is important to our business, and our policy is to protect our technology by filing patent applications for technology that we consider important.  We directly hold several U.S. patents relating to the composition, production, antibodies and methods of use for IPLEX™ and rhIGFBP-3.  In addition, foreign counterparts to the above-referenced U.S. patents have issued or are pending issue in the major pharmaceutical markets, such as the European Union, Canada and Japan.  The various issued patents relate to IPLEX™ and rhIGFBP-3 compositions, methods of production and methods of treatment, and expire at various times during the years 2010 through 2019.

As part of the ongoing development of IPLEX™, INSM-18 and rhIGFBP-3 we have filed or intend to file patent applications related to new production methods, improved formulations, new medical uses and new dosing regimens in the United States and in many of the major international pharmaceutical markets.  As with any pending patent application, there can be no assurance that any of these applications will issue in the United States, European Union, Canada, and Japan or in any other country where we decide to file for protection.  There also can be no assurance that a subsequent U.S. or foreign patent will later be held valid and enforceable.

As part of our business strategy, we plan to license intellectual property that we feel may be important to the development and commercialization of our products.  The agreements that we have entered into are subject to termination upon material breach by us.  Our ability to maintain licensure under these agreements is dependent on our ability to meet the obligations defined in these agreements and although we take steps to ensure compliance with the provisions of these agreements, we cannot assure that the licensors will not take dispute with our actions and will seek to terminate the agreements.  We currently have the following licensing arrangements for IPLEX™ and rhIGFBP-3 development in place:

•	In November 2008 we gained Royalty-Free Worldwide Rights for IPLEX™ from Tercica (now Ipsen) and Genentech in connection with potential expanded access ALS programs.

•
In March 2007, we were granted a license or sublicense as applicable to patents held by Tercica and Genentech to develop IPLEX™ in certain medical indications in the United States and foreign territories, as discussed earlier in this section;

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

We note that there has been increasing litigation in the biopharmaceutical industry with respect to the manufacture and sale of new therapeutic compounds.  The validity and breadth of claims in biotechnology patents may involve complex factual and legal issues, for which no consistent policy exists.  In particular, the patent protection available for protein-based drugs, such as IPLEX™ and rhIGFBP-3, is highly uncertain and involves issues relating to the scope of protection of claims to gene sequences and the production of their corresponding proteins.

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

Third Party Patents

Third parties hold U.S. and foreign patents possibly directed to the composition, production and use of rhIGF-1, rhIGFBP-3, IPLEX™ and recombinant proteins generally.  We are not aware of any patents that would prevent us from pursuing our plans to commercialize IPLEX™ and rhIGFBP-3.  We can provide no assurance, however, that a third party will not assert a contrary position in the future, for instance in the context of an infringement action.  Likewise, we cannot predict with certainty the outcome of such a proceeding.  In the event of a successful claim against us for infringement or misappropriation of a third party’s proprietary rights, we may be required to:

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

COMPETITION

We are engaged in an industry that is intensely competitive and characterized by rapid technological progress.  For our product candidates, we face significant competition from biotechnology, large pharmaceutical and other companies, universities and research institutions.  Most of these companies and institutions have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical studies and obtaining regulatory approvals.  In addition, many of these companies have greater experience and expertise than we do in manufacturing and marketing pharmaceutical products.

We cannot predict the relative competitive position of our product candidates if they are approved for use.  However, we expect that the following factors will determine our ability to compete effectively: safety, efficacy, product price, ease of administration and marketing and sales capability.

In the proprietary protein area, we are aware of several pharmaceutical companies that are developing drugs in various forms of muscular dystrophy including PTC Therapeutics, Asklepios Biopharmaceutical Inc., Wyeth and Schering-Plough/Key Pharmaceutical, AVI Biopharma, Cephalon and Transgene, however, we believe that IPLEX™ is the only drug that is in development for the treatment of MMD.  We are also aware that rhIGF-1 has been shown in a small clinical study to have positive effects in patients with MMD and that Nifendipine, Coenzyme Q10, DHEA-S and low dose Metformin have all been investigated for the treatment of MMD, however we are unaware of any formal development programs to pursue this indication for these drugs.

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

It is possible that there are other companies with products currently in development or that exist on the market that may compete directly with IPLEX™, INSM-18 and rhIGFBP-3.

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

IPLEX™ is currently protected by a seven year period of orphan drug exclusivity for the treatment of severe primary IGF-1 deficiency, which prevents the FDA from approving another marketing application for the same drug for the same indication, except in the limited circumstances described below.  In addition, the FDA’s Orange Book publication lists two patents covering IPLEX™ to which a generic applicant must certify.

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

We have received orphan designation for IPLEX™ for the treatment of MMD.  We also intend to file for orphan drug designation IPLEX™ for other indications that meet the criteria for orphan drug designation and for which IPLEX™ appears to be a promising treatment.  If the FDA designates the drug and approves our marketing application, or approves marketing applications under current designations, we will be granted seven years of orphan drug exclusivity for the drug for the designated indication.  Obtaining FDA approval to market a product with orphan drug exclusivity may not provide us with a material commercial advantage.

Under European Union medicine laws, the criteria for designation as an “orphan medicine” are similar but somewhat different from those in the United States.  A drug is designated as an orphan drug if the sponsor can establish that the drug is intended for a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union or that is unlikely to be profitable, and if there is no approved satisfactory treatment or if the drug would be a significant benefit to those persons with the condition.  Orphan medicines are entitled to ten years of market exclusivity, except under certain limited circumstances comparable to United States law.  During this period of market exclusivity, no “similar” product, whether or not supported by full safety and efficacy data, will be approved unless a second applicant can establish that its product is safer, more effective or otherwise clinically superior.  This period may be reduced to six years if the conditions that originally justified orphan drug designation change or the sponsor makes excessive profits.  We have obtained orphan medicine designation in the European Union for IPLEX™ for the treatment of extreme insulin resistance.

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

EMPLOYEES

At December 31, 2008, we had 97 employees, including 19 in research and development, 31 in regulatory, clinical and quality assurance, 29 in manufacturing, and 18 in finance and administration.  After giving effect to the sale of our FOB assets on March 31, 2009, we had 18 employees as of that date, including 3 executives, 10 in regulatory and clinical and 5 in finance and administration.

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

We are a development stage company with expertise in protein recombinant drug development.  We have incurred losses each year of operation and we expect to continue incurring operating losses for the foreseeable future.  The process of developing and commercializing our products requires significant pre-clinical testing and clinical trials as well as regulatory approvals for commercialization and marketing before we are allowed to begin product sales.  In addition, commercialization of our drug candidates requires us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities.  We expect that these activities, together with our general and administrative expenses, will result in substantial operating losses for the foreseeable future.  As of December 31, 2008, our accumulated deficit was $346 million and for the year ended December 31, 2008 our consolidated net loss was $15.7 million.

The Italian Health Authority may refuse to pay for IPLEX™ used by patients in Italy under our Expanded Access Program, which could have a material adverse effect on our business, financial condition and results of operations.

At present the Italian Health Authority approves all drug payments for IPLEX™ used by Italian patients with ALS in Italy as part of our Expanded Access Program. Should the Italian Health Authority decide to stop approving IPLEX™ for ALS it would significantly affect our cash position and could require us to raise funds sooner than anticipated, which may only be available to us on less than favorable terms.

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

Our common stock may be delisted from the NASDAQ Capital Market which may cause the value of an investment in our common stock to substantially decrease.

We may be unable to meet the continued listing requirements of the NASDAQ Capital Market in the future.  To maintain the listing of our common stock on the NASDAQ Capital Market, we are required, among other things, to maintain a daily closing bid price per share of $1.00 (the “Minimum Bid Price Requirement”). By letter dated June 18, 2007, we were notified by the NASDAQ Listing Qualification Staff (the “Staff”) that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and that in accordance with NASDAQ marketplace rules, we had been granted a 180-calendar day period, or through December 17, 2007, to regain compliance with the Minimum Bid Price Requirement.  By letter dated December 20, 2007, the Staff notified us that we had failed to regain compliance with the Minimum Bid Price Requirement and that our common stock would be delisted from the NASDAQ Stock Market on December 31, 2007, if we did not transfer the listing to the NASDAQ Capital Market or appeal the Staff decision to a NASDAQ Hearings Panel (a “Panel”).  By letter dated, December 26, 2007, we requested a hearing before a Panel and on January 24, 2008, we attended a Panel hearing in connection with our failure to meet the Minimum Bid Price Requirement.  By decision dated February 27, 2008, the Panel transferred our common stock to the NASDAQ Capital Market and granted us the balance of the second 180-calendar day period, or until June 12, 2008, in accordance with NASDAQ marketplace rules, to regain compliance with the Minimum Bid Price Requirement.  We did not regain compliance with the Minimum Bid Price Requirement and accordingly, on June 17, 2008, were notified by the Staff that our common stock would be delisted from the NASDAQ Capital Market if we did not request a hearing before a Panel.  By letter dated June 24, 2008, we requested a hearing before a Panel with respect to the continued listing of our common stock on the NASDAQ Capital Market.  On July 31, 2008, we had a hearing in front of the Panel.  On August 29, 2008, we received a letter from the Panel stating that the Panel had granted our request to remain listed on the NASDAQ Capital Market, provided that, we evidence compliance with the Minimum Bid Price Rule on or before December 15, 2008.  Subsequent to the Panel decision, due to market conditions, on October 16, 2008, NASDAQ announced that it was suspending compliance with the Minimum Bid Price Requirement for all listed companies until January 16, 2009.  In connection with the suspension of the Minimum Bid Price Requirement, we were notified that the period by which we must be in compliance with the Minimum Bid Price Requirement had been extended until July 17, 2009.  If we fail to regain compliance with the Minimum Bid Price Requirement on or before July 17, 2009, the Staff will provide us with written notification that our Common Stock will be delisted from the NASDAQ Capital Market.  If a delisting from the NASDAQ Capital Market were to occur, our Common Stock would be eligible, upon the application of a market maker, to trade on the OTC Bulletin Board or in the “pink sheets.” These alternative markets are generally considered to be less efficient than, and not as broad as, the NASDAQ Capital Market or the NASDAQ Global Market.  Therefore, delisting of our common stock from the NASDAQ Capital Market could adversely affect the trading price of our common stock and could limit the liquidity of our common stock and therefore could cause the value of an investment in our common stock to decrease.

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

We may be required to conduct broad, long-term clinical trials to address concerns that the long-term use of one of our leading products, IPLEX™, in broader chronic indications might increase the risk of diabetic retinopathy.  This may materially adversely affect our business, financial condition and results of operations.

In previously published clinical trials of rhIGF-1, concerns were raised that long-term use of rhIGF-1 might lead to an increased incidence and/or severity of retinopathy, a disease of new blood vessel growth in the eye which results in loss of vision.  Because IPLEX™ contains rhIGF-I, the FDA may require us to conduct broad, long-term clinical trials to address these concerns prior to receiving FDA approval for broad chronic indications such as diabetes.  These clinical trials would be expensive and could delay our commercialization of IPLEX™ for these broader chronic indications.  Adverse results in these trials could prevent our commercialization of IPLEX™ for broad chronic indications or could jeopardize existing development in other indications.

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

We may not have or be able to obtain sufficient quantities of our products to meet our supply and clinical studies obligations and our business, financial condition and results of operation may be adversely affected.

The transfer of the Boulder facility to Merck takes away our internal IPLEX™ production capability.  We believe, however, that we have sufficient inventory of IPLEX™ to support our ongoing ALS EAP in Europe through 2010 together with the IPLEX™ requirement for the clinical trial currently being planned with the FDA for ALS patients in the US.  Any requirements for IPLEX™ beyond 2010 or any significant increase in demand beyond our current commitments either in the MMD or ALS fields will require that we identify a Contract Manufacturing Organization or CMO to produce the necessary IPLEX™ to meet the demand.  We estimate that the tech transfer of our IPLEX™ production process could take 12 to 18 months once a CMO has been identified.

We also intend to manufacture rhIGFBP-3 clinical drug substance and INSM-18 with contract manufacturers.  In addition, we intend to utilize contract manufacturers for sterile filtering, filling, finishing, labeling and  analytical testing.

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

The facilities of contract manufacturers must undergo inspections by the FDA and the EMEA for compliance with cGMP regulations.  In the event these facilities do not continue to receive satisfactory cGMP inspections for the manufacture and testing of our products, we may need to fund additional modifications to our manufacturing or testing processes, conduct additional validation studies, or find alternative manufacturing and testing facilities, any of which would result in significant cost to us as well as a significant delay of up to several years in the development of our products.  In addition, the facilities of any contract manufacturer we may utilize, will be subject to ongoing periodic inspection by the FDA, the EMEA and other foreign agencies for compliance with cGMP regulations and similar foreign standards.  We have limited control over contract manufacturers' compliance with these regulations and standards which could limit our production of final drug product.

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

We may need additional funds in the future to continue our operations, but we face uncertainties with respect to our access to capital that could materially adversely impact our business, financial condition and results of operations.

We may require additional future capital in order to acquire complementary businesses or technology or continue our research and development activities.  As of December 31, 2008, we had $2.4 million of cash and investments on hand.  On March 31, 2009, we completed the sale of our FOB assets for an aggregate purchase price of $130 million.  After fees, taxes and other costs related to the transaction, we expect net proceeds of approximately $123 million as a result of this transaction.  However, our future capital requirements will depend on many factors, including factors associated with:

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

We may also need to spend more money than currently expected because we may further change or alter drug development plans, acquire additional drugs or drug candidates or we may misjudge our costs.  We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable.  There can be no assurance that our cash reserves together with any subsequent funding will satisfy our capital requirements.  The failure to satisfy our capital requirements will adversely affect our business, financial condition and results of operations.

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

Third parties may claim that we are infringing upon or have misappropriated their proprietary rights.  Various third parties have obtained, and are attempting to obtain, patent protection relating to the production and use of our approved product and product candidates.  We can give no assurances as to whether any issued patents, or patents that may later issue to third parties, would affect our contemplated commercialization of IPLEX™ or any other product.  We can give no assurances that such patents can be avoided, invalidated or licensed.  With respect to any infringement claim asserted by a third party, we can give no assurances that we will be successful in the litigation or that such litigation would not have a material adverse effect on our business, financial condition and results of operation.  In the event of a successful claim against us for infringement or misappropriation of a third party’s proprietary rights, we may be required to:

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

Competitors could develop and gain FDA approval of products containing rhIGF-1, which could adversely affect our competitive position in all indications where we are currently developing IPLEX™.

rhIGF-1 manufactured by other parties may be approved for use in other indications in the United States in the future, including MMD and HARS.  In the event there are other rhIGF-1 products approved by the FDA to treat indications other than those covered by IPLEX™, physicians may elect to prescribe a competitor’s product containing rhIGF-1 to treat the indications for which IPLEX™ has received and may receive approval.  This is commonly referred to as off-label use.  While under FDA regulations a competitor is not allowed to promote off-label use of its product, the FDA does not regulate the practice of medicine and as a result cannot direct physicians as to what product containing rhIGF-1 to prescribe to their patients.  As a result, we would have limited ability to prevent off-label use of a competitor’s product containing rhIGF-1 to treat any diseases for which we have received FDA approval, even if it violates our patents and we have orphan drug exclusivity for the use of rhIGF-1 to treat such diseases.

If another party obtains orphan drug exclusivity for a product that is essentially the same as a product we are developing in a particular indication, we may be precluded or delayed from commercializing the product in that indication. This may materially adversely affect our business, financial condition and results of operations.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States.  The company that obtains the first marketing approval from the FDA for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years.  Similar laws exist in EU.  If a competitor obtains approval of the same drug for the same indication or disease before us, we would be blocked from obtaining approval for our product for seven or more years, unless our product can be shown to be clinically superior.  In addition, more than one drug may be approved by the FDA for the same orphan indication or disease as long as the drugs are different drugs.  As a result, even if our product is approved and receives orphan drug exclusivity, as in the case of our drug IPLEX™, the FDA can still approve different drugs for use in treating the same indication or disease covered by our product, which could create a more competitive market for us.

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

Our research, development and manufacturing activities at our former Boulder Facility involved the use of hazardous materials, which could expose us to damages that could materially adversely affect our results of operations and financial condition.

Our research, development and manufacturing activities at our former Boulder Facility involved the controlled use of hazardous materials, including hazardous chemicals and radioactive materials.  Under the terms and conditions of our agreement with Merck for the sale of our FOB assets, we retained our obligations and liabilities under any environmental law relating to activities conducted before March 31, 2009 but which arise at any time during the two-year period beginning on March 31, 2009.  If any such obligation or liability arises, we could be subject to an obligation to indemnify Merck for any losses incurred by Merck which could materially adversely affect our results of operations and financial condition.

We may be subject to product liability claims if our products harm people, and we have only limited product liability insurance.

The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity.  We currently have only limited product liability insurance for our products.  We do not know if we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities.  This type of insurance is expensive and may not be available on acceptable terms. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products.  A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts.  This could have a material adverse effect our business, financial condition and results of operations.

If our settlement agreement with Tercica and Genentech was terminated, the Consent order from the court would be reinstated, which would have a material adverse effect on our business, financial condition and results of operations.

As part of our settlement agreement with Genentech and Tercica, we entered into a Consent Judgment and Permanent Injunction in the United States District Court for the Northern District of California.  If our settlement agreement with Tercica and Genentech is terminated, the Consent Judgment and Permanent Injunction against us will survive termination, which would have a material adverse effect on our business, financial condition and results of operations as we would no longer have a license to manufacture IPLEX™ using the present process without incurring significant penalties and royalties.

Conversion of our outstanding notes and exercise of warrants and options issued by us will significantly dilute the ownership interest of existing shareholders.

As of February 28, 2009, the convertible notes issued by us in March 2005 and the warrants issued by us in May 2007, March 2005, November 2004 and July 2003 were convertible into and exercisable for up to approximately 13 million shares of our common stock, representing approximately 11% of our then outstanding common stock.

As of February 28, 2009, our outstanding restricted stock, restricted stock units and stock options to our employees, officers, directors and consultants were exercisable for up to 9 million shares of our common stock, representing approximately an additional eight percent of our then outstanding common stock.

The conversion or exercise of some or all of our convertible notes, warrants, restricted stock, restricted stock units and options will significantly dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

The market price of our stock has been and may continue to be highly volatile and historically, we have never paid dividends on our common stock.

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

Historically we have never paid dividends on our common stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our businesses and, therefore, we do not anticipate paying any cash dividends from earnings in the foreseeable future.  We are currently reviewing options for the use of the proceeds from the sale of our FOB assets to Merck. One of these options may include a special dividend to common shareholders.

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

Our headquarters are located in Richmond, Virginia, where we occupy approximately 18,000 square feet of space for corporate and development activities under a lease expiring in October 2016.  Our lease contains annual rent escalations of 3%.  Our annual cash cost for the Virginia space including utilities and services in fiscal 2008 were approximately $0.4 million.

On March 31, 2009 in connection with the sale of our FOB assets, we assigned the lease for our process development and manufacturing facility located in Boulder, Colorado, where we occupied approximately 25,000 square feet dedicated to cGMP production of commercial and clinical drug and quality control and 26,000 square feet of space in two adjacent facilities for additional laboratory and research and development operations, administrative functions, and cGMP warehouse and dispensing operations.  Our annual cash cost for this facility including utilities and services in fiscal 2008 was approximately $1.2 million under two operating leases that contained annual escalation of 3-5%.

We believe that our existing facilities are adequate for our current needs and that suitable additional or alternate space will be available on commercially reasonable terms when our leases expire or when we need additional space.

ITEM 3.	LEGAL PROCEEDINGS

On December 6, 2006, a jury in the U.S. District Court for the Northern District of California found that we infringed patents held by Tercica and Genentech and awarded damages of $7.5 million as an upfront payment and a royalty of 15% on sales of IPLEX™ below $100 million and 20% for sales of IPLEX™ above $100 million.

On March 5, 2007, we reached a settlement agreement ending all litigation with Tercica and Genentech.  Pursuant to the agreement, we agreed to cease sales and marketing of IPLEX™ for the treatment of short stature disorders in the United States and agreed to withdraw our European Marketing Authorization Application for IPLEX™ for treatment of short stature disorders.  We continue to provide IPLEX™ to named patients with ALS in Italy under our Expanded Access Program.  On November 8, 2008, Genentech and Ipsen/Tercica signed a letter of intent whereby they have consented to amend the agreement between Genentech, Tercica, Inc. and Insmed Incorporated to permit us to supply IPLEX™ in connection with named-patient ALS programs worldwide on a royalty-free basis effective October 1, 2008.  We previously paid a 4% royalty under our agreement for all cost-recovery that we receive under the Expanded Access Program.  The agreement also gives us the right, through a worldwide development partnership with Tercica and Genentech, to market IPLEX™ for conditions not related to short stature.  These indications include severe insulin resistance, MMD and HARS, among others.  The development partnership includes provisions that give us a 50% share of profits and reimbursement for 50% of development costs if either Tercica or Genentech exercises opt-in rights for marketing of IPLEX™ in any of these new indications that we develop.  In addition, as part of the settlement agreement, Tercica and Genentech waived the damages awarded by the jury in the patent infringement suit from the U.S. District Court for the Northern District of California.

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

Our trading symbol is “INSM.”  The following table lists, for the periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Capital Market for both fiscal 2008 and fiscal 2007:

Fiscal Year 2008	High	Low
Fourth Quarter	$0.78	$0.32
Third Quarter	0.97	0.39
Second Quarter	0.77	0.39
First Quarter	0.92	0.57

Fiscal Year 2007	High	Low
Fourth Quarter	$1.07	$0.66
Third Quarter	0.82	0.56
Second Quarter	1.22	0.68
First Quarter	1.65	0.68

On February 27, 2009, the last reported sale price for our common stock on the Nasdaq Capital Market was $0.92 per share.  As of February 27, 2009, there were approximately 569 holders of record of our common stock.

We have never declared or paid dividends on our common stock.  We anticipate that we will retain all earnings, if any, to support operations and to finance the growth and development of our business.  Therefore, we do not expect to pay cash dividends from earnings in the foreseeable future.  Any future determination as to the payment of dividends will be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.  We are currently reviewing options for the use of the proceeds from the sale of our FOB assets to Merck. One of these options may include a special dividend to common shareholders.

Information about our equity incentive plans can be found in Note 3 of our consolidated financial statements contained within this Form 10-K and in the section “Equity Compensation Plan Information” of our definitive Proxy Statement for our 2009 annual meeting of stockholders as filed with the Securities and Exchange Commission and is herein incorporated by reference.

PERFORMANCE GRAPH

ITEM 6.	SELECTED FINANCIAL DATA

In the table below, we present historical financial data for the past five years of our operations.  We have prepared this information using consolidated financial statements for each of the five years ended December 31, 2008.  The financial statements for each of the five fiscal years ended December 31, 2008, have been audited by Ernst & Young LLP, our independent registered public accounting firm.  Ernst & Young LLP’s report on the consolidated financial statements for the year ended December 31, 2008 appears elsewhere herein.

When you read this selected historical financial data, it is important that you also read the historical financial statements and related notes in our annual and quarterly reports filed with the Securities and Exchange Commission, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2004	2005	2006	2007	2008

Historical Statement of Operations Data:
Revenues	$137	$131	$1,025	$7,581	$11,699
Operating expenses:
Cost of goods sold	-	-	1,490	576	-
Asset Impairment	-	-	7,103	-	-
Research and development	23,260	21,835	21,123	19,198	21,047
General and administrative	4,242	5,730	25,682	8,246	5,063

Total operating expenses	27,502	27,565	55,398	28,020	26,110

Operating loss	(27,365)	(27,434)	(54,373)	(20,439)	(14,411)
Loss on investments	-	-	-	-	(500)
Interest income	222	752	1,937	1,159	500
Interest expense	(60)	(14,247)	(3,703)	(682)	(1,256)

Loss before income taxes	(27,203)	(40,929)	(56,139)	(19,962)	(15,667)
Income tax expense	-	-	-	-	-

Net loss	(27,203)	(40,929)	(56,139)	(19,962)	(15,667)

Basic and diluted net loss per share	(0.69)	(0.84)	(0.59)	(0.17)	(0.13)
Weighted average shares	39,160	48,742	95,321	114,682	122,132

Historical Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,222	$18,835	$24,112	$16,479	$2,397
Total assets	13,011	22,870	28,348	19,500	4,758
Long-term debt, net	-	6,437	3,161	2,113	487
Stockholders' equity (deficit)	7,235	10,529	13,880	11,488	(2,823)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion also should be read in conjunction with the Consolidated Financial Statements and notes thereto.

 Overview

We are a development stage company with expertise in protein drug development.  Our corporate office is located in Richmond, Virginia.

On February 12, 2009, we announced that we had entered into a definitive agreement with Merck & Co., Inc. (“Merck”) whereby Merck, through an affiliate, would purchase all assets related to our follow-on biologics platform.  On March 31, 2009, we completed the sale of these assets for an aggregate purchase price of $130 million.  After fees, taxes and other costs related to the transaction, we expect net proceeds of approximately $123 million as a result of this transaction.

As part of this transaction, Merck assumed the lease of our Boulder, Colorado-based manufacturing facility and acquired ownership of all the equipment in the building.  In addition, upon closing of the transaction, Merck offered positions to employees of the Boulder facility.  We retain our Richmond, VA corporate office, which houses our Clinical, Regulatory, Finance, and Administrative functions, in support of the continuing IPLEX™ program.

Until the sale of our follow-on biologics platform, we pursued a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs.  As a result of the sale of our follow-on biologics assets, we will primarily focus on our proprietary protein platform and our product, the FDA-approved IPLEX™, which is in various stages of development for a number of serious medical conditions. Based on a comprehensive market analysis, our current resource allocation strategy for IPLEX™ is focused primarily on Myotonic Muscular Dystrophy (“MMD”) followed by Amyotrophic Lateral Sclerosis (“ALS”), also known as Lou Gehrig’s disease. Other areas where IPLEX™ has also shown potential include Retinopathy of Prematurity (“ROP”).

We plan to use the net proceeds from the sale of our follow-on biologics platform to continue to support the development of  IPLEX™ and our proprietary protein platform and we are evaluating other options for use of these proceeds including product licensing, acquisitions of complimentary businesses or technologies, mergers, share repurchase and the distribution of a portion of the proceeds to shareholders.

We have not been profitable and have accumulated deficits of approximately $346 million through December 31, 2008. While we expect that, following the sale of our FOB assets to Merck, for the balance of 2009 we will operate on a cash neutral basis as a result of anticipated revenues on our Expanded Access Program and interest on the net proceeds of the sale of our FOB assets offsetting our ongoing base costs, we expect to incur significant additional losses for at least the next several years until such time as sufficient commercial revenues are generated to offset expenses. Moving forward our major source of income is expected to be the cost recovery charges for our Expanded Access Program and our major expenses will be related to research and development.  In general, our expenditures may increase as development of our product candidates progresses.  However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

Research and Development Activities

Since we began operations in late 1999, we have devoted substantially all of our resources to the research and development of a number of product candidates for metabolic and endocrine diseases.  Until the sale of our FOB assets on March 31, 2009, our research and development efforts were principally focused on pursuing a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs.  Our focus is now principally on our proprietary protein platform. Our lead proprietary protein product, the FDA-approved IPLEX™, is being studied as a treatment for several serious medical conditions including MMD and ALS.  We conduct very little of our own preclinical laboratory research.  We have outsourced several Phase II clinical studies with IPLEX™ and our other anti-cancer product candidates, INSM-18 and rhIGFBP-3, and plan on conducting additional clinical studies in the future.

All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and amounted to approximately $188 million for the period since inception, in November 1999, through December 31, 2008, and $21.1 million, $19.2 million and $21.0 million, for the years ended December 31, 2006, 2007 and 2008, respectively.  Research and development expenses consist primarily of salaries and related expenses, costs to develop and manufacture products and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

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

External clinical research of IPLEX™ in the MMD indication together with the development cost of the proposed IPLEX™ trial for ALS patients in the US are expected to represent our main research and development focus for 2009.

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

 Results of Operations

 Fiscal 2008 compared to Fiscal 2007

Revenues for the full-year 2008 totaled $11.7 million, up from $7.6 million in the corresponding period of 2007.  This increase was primarily due to a $5.1 million improvement in cost recovery from the EAP to treat patients with ALS in Italy.

The net loss for the 12 months ended December 31, 2008 was $15.7 million or $0.13 per share, compared to $20.0 million or $0.17 per share for the 12 months ended December 31, 2007.  R&D Expenses increased to $21.0 million from $19.2 million, reflecting the higher activity as our clinical trials in the FOB and IPLEX™ areas advanced.  SG&A Expenses fell to $5.1 million from $8.2 million, due to the elimination of litigation expenses following the March 2007 settlement and the removal of commercial expenses associated with our business restructuring plan.

Interest income for the full-year 2008 was $0.5 million, compared to $1.2 million for the full-year 2007.  This decrease was mainly due to lower interest rates and a lower average cash balance for the full-year 2008 as compared to the full-year 2007.  Interest expense for the 12 months ended December 31, 2008 was $1.3 million, compared to $682,000 for the corresponding period of 2007. This higher interest expense was due to an increase in the debt discount amortization resulting from the quarterly payment of our 2005 convertible notes, which began in March 2008.

As of December 31, 2008, we had total cash, cash equivalents and short-term investments on hand of $2.4 million, compared to $16.5 million on hand as of December 31, 2007.  The $14.1 million decrease in cash, cash equivalents and short-term investments mainly reflected the use of $12.0 million for operating activities and $2.2 million for principal and interest repayments of our 2005 convertible notes, which began on March 1, 2008.

 Fiscal 2007 compared to Fiscal 2006

Revenues for the full-year 2007 totaled $7.6 million, up from $1.0 million in the corresponding period of 2006.  This increase was due to improvements in the cost recovery from our EAP and the receipt of licensing income from our agreement with NAPO Pharmaceuticals Inc., (“NAPO”), combined with increased sales of IPLEX™ during the first quarter of 2007.

The net loss for the 12 months ended December 31, 2007 was $20.0 million or $0.17 per share, compared to $56.1 million or $0.59 per share for the 12 months ended December 31, 2006.  R&D Expenses dropped to $19.2 million from $21.1 million, reflecting lower litigation expenses which were included in R&D Expenses during the first quarter of 2006, and reduced commercial manufacturing activity in 2007.  SG&A Expenses fell to $8.2 million from $25.7 million, due to a combination of reduced litigation expenses, which were included in SG&A Expenses for the final three quarters of 2006, and the elimination of commercial expenses in 2007.

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

We have funded our operations to date through public and private placements of debt and equity securities and the proceeds from the recently announced sale of our FOB manufacturing facility to Merck.  We plan to continue incurring losses as we expand our research and development and do not expect material revenues for at least the next several years.  At December 31, 2008, our cash and short-term investments were approximately $2.4 million, and were invested in money market instruments and municipal bonds.  This is a decrease of $14.1 million from fiscal 2007, as a result of our cash use during the year.

Expenditures in fiscal 2008 were principally related to research and development, clinical trial activity, manufacturing activity and administrative activity at our sites in Boulder, Colorado, and Richmond, Virginia.  Planned expenditures in 2009 include the funding of our ongoing research and development activity, such as clinical trial costs, and general and administrative support costs.

On March 31, 2009, we completed the sale of our FOB assets for an aggregate purchase price of $130 million.  After fees, taxes and other costs related to the transaction, we expect net proceeds of approximately $123 million as a result of this transaction. We believe these net proceeds will provide sufficient liquidity for us to continue as a going concern.

Even though we currently have sufficient funds to meet our financial needs for the upcoming year, our business strategy also contemplates raising additional capital through debt or equity sales.  In the future, we may require additional funds for the continued development of our potential product candidates or to pursue acquisition of complementary businesses or technologies.  There can be no assurance that adequate funds will be available when we need them or on favorable terms.  If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

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

Contractual Obligations

We are obligated to make future payments under various contracts as set forth below:

Contractual Obligations
(in thousands)

	Payments Due by Years
		Less than	1 - 2	3 - 5	More than
	Total	1 year	Years	Years	5 years

Long term debt (1)	$2,864	$2,307	$557	$-	$-
Operating lease obligations	8,077	1,025	1,837	4,341	874

	$10,941	$3,332	$2,394	$4,341	$874
 (1) Long-term debt obligations reflect the future interest and principal payments of the Company’s convertible notes outstanding as of December 31, 2008.  We began repaying these notes in quarterly installments, beginning on March 1, 2008.  We will continue to make payments on the notes through 2010 unless they are converted to common shares at an earlier date.

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

Revenue Recognition

We record revenue from product sales when the goods are delivered and title passes to the customer.  At the time of sale, estimates for sales deductions, including rebates to government agencies, are recorded.  These provisions are provided for in the same period the related product sales are recorded. Following our settlement agreement with Tercica and Genentech on March 5, 2007, we ceased to supply IPLEX™ to patients and discontinued sales of IPLEX™ as of March 7, 2007.  Revenue from our Expanded Access Program in Italy is recognized when the drugs have been provided to program patients and collectability is assured.  Royalties that were paid to Tercica and Genentech are netted against Expanded Access Program revenue.  License income is recognized as revenue when the milestones are achieved and payments are due.  Grant revenue is recognized once payment has been received.

Stock-Based Compensation

We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2006, using the “modified prospective transition method” described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  Currently, we use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expect to continue to use this option valuation model.  Under that transition method, compensation cost recognized during the year included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Share Based Payments, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair valued estimated in accordance with the provisions of SFAS 123R, Share-Based Payments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at December 31, 2008, had $2.4 million invested in money market instruments and municipal bonds.  Such investments are subject to interest rate and credit risk.  Our policy of investing in highly rated securities whose liquidities at December 31, 2008, are all less than six months minimizes such risks.  In addition, while a hypothetical one percent per annum decrease in market interest rates would have reduced our interest income for fiscal 2008, it would not have resulted in a loss of the principal and the decline in interest income would have been immaterial.  Our purpose in making these investments is to generate investment income.

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

The information required by Item 8 is set forth on pages 42 – 60.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          Based on their evaluation, as of December 31, 2008, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective at the reasonable assurance level.

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

          Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Election of Directors” and “Designation of Auditors” in our definitive proxy statement for our 2009 annual meeting of stockholders as filed with the Securities and Exchange Commission.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1.	FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page F-1:

(i)	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

(ii)	Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

(iii)	Consolidated Balance Sheets

(iv)	Consolidated Statements of Operations

(v)	Consolidated Statements of Stockholders’ Equity (Deficit)

(vi)	Consolidated Statements of Cash Flows

(vii)	Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES.

None required.

3.	EXHIBITS.

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.  Exhibits 10.1, 10.2, 10.14, 10.16, 10.17, 10.19, 10.20, 10.21 and 10.22 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richmond, Commonwealth of Virginia, on the 31st day of March, 2009.

Insmed Incorporated
a Virginia corporation
(Registrant)

By:                   /s/    GEOFFREY ALLAN
    Geoffrey Allan, Ph.D.
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 2009.

Signature	Title

/s/ GEOFFREY ALLAN Geoffrey Allan, Ph.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Kevin P. Tully Kevin P. Tully	Chief Financial Officer (Principal Financial Officer) and Executive Vice President

/s/ KENNETH G. CONDON Kenneth G. Condon	Director

/s/ GRAHAM K. CROOKE Graham K. Crooke, MB.BS	Director

/s/ STEINAR J. ENGELSEN Steinar J. Engelsen, M.D.	Director

/s/ DENNIS LANFEAR Dennis Lanfear	Director

/s/ MELVIN SHAROKY Melvin Sharoky, M.D.	Director

/s/ RANDALL W. WHITCOMB Randall W. Whitcomb, M.D.	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Insmed Incorporated

We have audited the accompanying consolidated balance sheets of Insmed Incorporated as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insmed Incorporated at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insmed Incorporated’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
March 31, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Insmed Incorporated

We have audited Insmed Incorporated’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Insmed Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Insmed Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insmed Incorporated as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
March 31, 2009

INSMED INCORPORATED
CONSOLIDATED BALANCE SHEETS
 (in thousands, except per share data)

	December 31,	December 31,
	2008	2007

Assets
Current assets:
Cash, cash equivalents and short-term investments	$2,397	$16,479
Accounts receivable, net	122	250
Prepaid expenses	74	244
Total current assets	2,593	16,973

Long-term assets:
Restricted cash - long term	2,095	2,095
Investments	-	258
Deferred financing costs, net	70	170
Property and equipment, net	-	4
Total long-term assets	2,165	2,527

Total assets	$4,758	$19,500

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,277	$904
Accrued project costs & other	936	503
Payroll liabilities	453	631
Restricted stock unit liability	113	-
Interest payable	13	23
Deferred rent	168	115
Deferred income	302	245

Convertible debt	2,211	2,211
Debt discount	(596)	(950)
Net convertible debt	1,615	1,261

Total current liabilities	4,877	3,682

Long-term liabilities:
Convertible debt	553	2,764
Debt discount	(66)	(651)
Net long-term convertible debt	487	2,113

Asset retirement obligation	2,217	2,217

Total liabilities	7,581	8,012

Stockholders' equity (deficit):
Common stock; $.01 par value; authorized shares 500,000,000; issued and outstanding shares, 122,494,010 in 2008 and 121,904,312 in 2007	1,225	1,219
Additional paid-in capital	342,378	341,270
Accumulated deficit	(346,426)	(330,759)
Accumulated other comprehensive loss:
Unrealized loss on investment	-	(242)
Net stockholders' equity (deficit)	(2,823)	11,488

Total liabilities and stockholders' equity (deficit)	$4,758	$19,500

See accompanying notes.

INSMED INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Twelve Months Ended
	December 31,
	2008	2007	2006

Sales, net	$-	$423	$263
Royalties	144	121	157
License income	-	1,607	-
Grant revenue	1,044	-	-
Other expanded access program income, net	10,511	5,430	605
Total revenues	11,699	7,581	1,025

Operating expenses:
Cost of goods sold	-	576	1,490
Asset impairment	-	-	7,103
Research and development	21,047	19,198	21,123
Selling, general and administrative	5,063	8,246	25,682
Total expenses	26,110	28,020	55,398

Operating loss	(14,411)	(20,439)	(54,373)

Interest income	500	1,159	1,937
Interest expense	(1,256)	(682)	(3,703)
Loss on investments	(500)	-	-

Net loss	$(15,667)	$(19,962)	$(56,139)

Basic and diluted net loss per share	$(0.13)	$(0.17)	$(0.59)

Shares used in computing basic and diluted net loss per share	122,132	114,682	95,321

See accompanying notes.

INSMED INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(in thousands, except share amounts)

				Accumulated
				Other
	Common	Additional	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2005	$665	$264,522	$(254,658)	$-	$10,529
Net loss	-	-	(56,139)	-	(56,139)
Issuance of 36,500 shares of common
stock upon exercise of stock options	-	19	-	-	19
Issuance of 280,234 shares of common
stock from Employee Stock Purchase Plan	3	254	-	-	257
Issuance of 4,912,971 shares of common
stock upon conversion of notes	49	6,313			6,362
Issuance of 6,572,621 shares of common
stock upon exercise of warrants	66	9,003	-	-	9,069
Issuance of 23,000,000 shares of common
stock for cash, net of offering costs
of $421,000	230	42,589	-	-	42,819
Recognition of stock compensation
expense for consultants	-	79	-	-	79
Recognition of stock option expense
in accordance with FAS 123R	-	885	-	-	885
Balance at December 31, 2006	1,013	323,664	(310,797)	-	13,880
Comprehensive earnings:
Net loss	-	-	(19,962)	-	(19,962)
Unrealized loss on investment	-	-		(242)	(242)
Comprehensive loss					(20,204)
Issuance of 18,000 shares of common
stock upon exercise of stock options	-	9	-	-	9
Issuance of 186,870 shares of common
stock from Employee Stock Purchase Plan	2	127	-	-	129
Issuance of 116,573 shares of common
stock upon conversion of notes	1	150	-	-	151
Issuance of 20,255,367 shares of common
stock for cash, net of offering costs
of $1,266,135	203	16,761	-	-	16,964
Recognition of stock compensation
expense for consultants	-	38	-	-	38
Recognition of stock option expense
in accordance with FAS 123R	-	521	-	-	521
Balance at December 31, 2007	1,219	341,270	(330,759)	(242)	11,488
Comprehensive earnings:
Net loss	-	-	(15,667)	-	(15,667)
Realized gain on investment	-	-	-	242	242
Comprehensive loss					(15,425)
Issuance of 349,698 shares of common
stock from Employee Stock Purchase Plan	4	117	-	-	121
Issuance of 240,000 shares of common
stock for consulting services	2	141	-	-	143
Recognition of stock option expense
in accordance with FAS 123R	-	850	-	-	850
Balance at December 31, 2008	$1,225	$342,378	$(346,426)	$-	$(2,823)

See accompanying notes.

INSMED INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Twelve Months Ended
	December 31,
	2008	2007	2006
Operating activities
Net loss	$(15,667)	$(19,962)	$(56,139)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,043	406	3,369
Stock based compensation expense	850	521	885
Stock and stock options issued for services	143	38	79
Realized loss on investments	500	-	-
Impairment of property, plant & equipment	-	-	5,020
Changes in operating assets and liabilities:
Accounts receivable	128	(9)	(241)
Inventory	-	576	(576)
Other assets	170	(157)	(4)
Accounts payable	373	(6,282)	6,219
Accrued project costs & other	433	(612)	(875)
Payroll liabilities	(178)	(671)	(272)
Deferred rent	53	61	(232)
Deferred income	57	245	-
Restricted stock unit liability	113	-	-
Asset retirement obligation	-	591	592
Interest payable	(10)	-	(29)
Net cash used in operating activities	(11,992)	(25,255)	(42,204)

Investing activities
Decreases in short-term investments	12,673	9,066	(12,191)
Purchases of investments	-	(500)	-
Purchases of property, plant and equipment	-	-	(5,020)
Net cash provided by (used in) investing activities	12,673	8,566	(17,211)

Financing activities
Proceeds from issuance of common stock
Public Offering	-	18,230	43,240
Issuance costs	-	(1,266)	(421)
Warrants converted into shares	-	-	9,069
Other	121	138	325
Total proceeds from issuance of common stock	121	17,102	52,213

Repayment of convertible notes	(2,211)	-	-
Other	-	1,020	288
Net cash (used in) provided by financing activities	(2,090)	18,122	52,501

(Decrease) Increase in cash and cash equivalents	(1,409)	1,433	(6,914)
Cash and cash equivalents at beginning of period	3,554	2,121	9,035

Cash and cash equivalents at end of period	$2,145	$3,554	$2,121

Supplemental information
Cash paid for interest	$234	$279	$319

See accompanying notes.

INSMED INCORPORATED

NOTES TO

CONSOLIDATED FINANCIAL STATEMENTS

1.           Description of the Business and Summary of Significant Accounting Policies

On February 12, 2009 we announced that we had entered into a definitive agreement with Merck & Co., Inc. (“Merck”) whereby Merck, through an affiliate, would purchase all assets related to our follow-on biologics platform.  On March 31, 2009, we completed the sale of these assets for an aggregate purchase price of $130 million. After fees, taxes and other costs related to the transaction, we expect net proceeds of approximately $123 million as a result of this transaction.  We did not incur any severance expenses as a result of the transfer of assets and employees to Merck.

As part of this transaction, Merck assumed the lease of our Boulder, Colorado-based manufacturing facility and acquired ownership of all the equipment in the building.  In addition, upon closing of the transaction, Merck offered positions to employees of the Boulder facility.  We retain our Richmond, VA corporate office, which houses our Clinical, Regulatory, Finance, and Administrative functions, in support of the continuing IPLEX™ program. The transfer of the Boulder facility to Merck takes away our internal IPLEX™ production capability. We believe however, that we have sufficient inventory of IPLEX™ to support our ongoing ALS EAP in Italy through 2010 together with the IPLEX™ requirement for the clinical trial currently being planned with the FDA for ALS patients in the US. Any requirements for IPLEX™ beyond 2010 or any significant increase in demand beyond our current commitments either in the MMD or ALS fields will require that we identify a Contract Manufacturing Organization (‘CMO”) to produce the necessary IPLEX™ to meet the demand. We estimate that the tech transfer of our IPLEX™ production process could take 12 to 18 months once a CMO has been identified.

Until the sale of our follow-on biologics platform, we pursued a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs.  Following the sale of our follow-on biologics assets, we plan to continue to support our proprietary protein platform and our product, the FDA-approved IPLEX™, which is in various stages of development for a number of serious medical conditions including Myotonic Muscular Dystrophy (“MMD”), Amyotrophic Lateral Sclerosis (“ALS”), also known as Lou Gehrig’s disease and Retinopathy of Prematurity (“ROP”).

 We have also engaged the services of RBC to act as financial advisor in evaluating other options for use of these proceeds which could include acquisitions of complimentary businesses or technologies, product licensing, mergers, share repurchase and the distribution of a portion of the proceeds to shareholders.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insmed Therapeutic Proteins, Insmed Pharmaceuticals, Incorporated and Celtrix Pharmaceuticals, Incorporated (“Celtrix”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments

The Company considers investments with maturities of three months or less when purchased to be cash equivalents. Short-term investments are available for sale and consist primarily of short-term municipal bonds.  These securities are carried at market, which approximates cost and are classified as Level 1 as defined in the Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements fair value hierarchy. The cost of the specific security sold is used to compute the gain or loss on the sale of marketable securities.  The table below details the breakdown of our cash and cash equivalents and our short-term investments:

	December 31,	December 31,
	2008	2007
Cash and Cash Equivalents	$2,145	$3,554
Short-Term Investments	252	12,925
Total Cash and Cash Equivalents and Short-Term Investments	$2,397	$16,479

On April 14, 2004, we announced that we had acquired a lease to operate a recombinant protein manufacturing facility located in Boulder, Colorado. We intended to use the facility for the commercial manufacture of our FDA approved product, IPLEX™. On June 20, 2007, we notified our landlord that we wish to renew our lease.  In November 2007 we provided a new Letter of Credit (“LOC”) to the landlord of the manufacturing facility in the amount of $2.1 million to cover facility restoration expenses upon termination of the lease. This LOC is supported by a certificate of deposit which is classified as restricted cash on the balance sheet.  The accrued restoration expenses as of December 31, 2008 were $2.2 million and is recorded in asset retirement obligation on the balance sheet. Accretion expense for the years ended December 31, 2008, 2007 and 2006 totaled zero, $0.6 million and $0.6 million, respectively.

Fair Value of Financial Instruments

We consider the recorded cost of our financial assets and liabilities, which consist primarily of cash, cash equivalents and short-term investments, to approximate the fair value of the respective assets and liabilities at December 31, 2008 and 2007 due to the short-term maturities of these instruments. We have adopted Financial Accounting Statement 157, Fair Value Measurements for our financial assets and liabilities.  We also hold an investment in NAPO Pharmaceuticals, Inc. (“NAPO”), which was previously classified as an “available-for-sale” security but was considered other than temporary impaired as NAPO was de-listed from the London Stock Exchange in 2008.  This amount is reported as a loss on investments on our consolidated statement of operations.  The carrying value of the convertible debt is $2.1 million which approximates fair value. This is calculated using the intrinsic value of the conversion feature.

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

Revenue Recognition

We record revenue from product sales when the goods are delivered and title passes to the customer.  At the time of sale, estimates for sales deductions, including rebates to government agencies, are recorded.  These provisions are provided for in the same period the related product sales are recorded. Following our settlement agreement with Tercica and Genentech on March 5, 2007, we ceased to supply IPLEX™ to patients and discontinued sales of IPLEX™ as of March 7, 2007.  Revenue from our Expanded Access Program in Italy is recognized when the drugs have been provided to program patients and collectability is assured.  Royalties that were paid to Tercica and Genentech are netted against Expanded Access Program revenue.  License income is recognized as revenue when the milestones are achieved and payments are due.  Grant revenue is recognized once payment has been received.  Shipping and handling costs charged to customers are included in revenue and totaled $0.4 million for 2008 and $0.3 million for 2007.

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

2.           Risks and Uncertainties

For the period from inception to December 31, 2008, the Company has incurred recurring operating losses and has accumulated a deficit of $346 million. During 2008, the Company incurred an operating loss of $15.7 million and net cash used in operations of $12 million.  The Company's ability to continue as a going concern is dependent upon its ability to take advantage of raising capital through securities offerings, debt financing, and partnerships and use these sources of capital to fund operations.  On March 31, 2009 we sold our follow-on biologics assets and manufacturing facility to Merck for $130 million.  Please see footnote 12 for detailed information concerning the net proceeds from this sale.

3.           Debt and Stockholders’ Equity

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

As of June 1, 2005, the holders of the 2005 Notes began to receive interest payments at a rate of 5.5% per annum, and such interest payments are payable quarterly until March 1, 2010. As of March 1, 2008, the 2005 Notes matured and beginning on March 1, 2008, the holders of the 2005 Notes were entitled to receive nine quarterly installments of $552,778 in the aggregate each quarter.  Any outstanding 2005 Notes must be repaid in cash or converted into shares of our common stock (at the option of the holder) by March 1, 2010. Subject to the terms of the 2005 Note purchase agreements, the holders of the 2005 Notes may convert such notes into shares of our common stock at a conversion price of $1.295 per share (as adjusted in accordance with certain adjustments for stock splits, dividends and the like) at any time prior to the close of business on March 1, 2010. Between April 1, 2005 and December 31, 2008, we received notices from certain holders of the 2005 Notes electing to voluntarily convert approximately $30,025,000 principal amount of such notes into approximately 23,185,328 shares of our common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the 2005 Notes.  Following such conversions and principal repayment as of December 31, 2008, $2,763,889 principal amount of the 2005 Notes remained outstanding.  The holders of the 2005 Notes could elect to convert such principal into an aggregate of approximately 2.1 million shares of our common stock.  The holders of the 2005 Notes have the right to require us to repurchase such notes with cash payments upon the occurrence of specified “events of default” and “repurchase events” described in the 2005 Notes. The 2005 Warrants were initially exercisable in the aggregate for 14,864,883 shares of common stock at an exercise price of $1.36 per share. In connection with our May 2007 public stock offering, the exercise price of the 2005 Warrants was reduced to $1.21 per share and the 2005 Warrants are currently exercisable into the aggregate of 6,021,692 shares of common stock. The 2005 Warrants will expire on March 15, 2010.

	Payments Due by Years

	Total	2009	2010

Long term debt	$2,764	$2,211	$553

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

Stock Warrants and Options

The following table summarizes the activity of the Company’s warrants:

	Warrants for Shares of Common Stock	Weighted-Average Exercise Price

Outstanding at January 1, 2008	11,910,975	$1.66
Expired	(960,713)	$4.10
Outstanding at December 31, 2008	10,950,262	$1.32

As of December 31, 2008, we had two equity compensation plans under which we were granting stock options and shares of non-vested stock. We are currently granting stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors and the Board of Directors (the “Board”).

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

The Company issues stock options to attract and retain executive officers, key employees, non-employee directors and other non-employee advisors and service providers.  The maximum number of shares issuable under the Company’s stock plan is 9,250,000.  There were 986,561 awards issuable at December 31, 2008.  Options may be granted at the discretion of the board of directors, compensation committee or a delegate.  There were no exercises of stock options during 2008.  The weighted-average fair value of options granted during 2008, 2007, and 2006 was $0.84, $0.77, and $1.25, respectively.  A summary of stock option activity is as follows:

Description	2008	Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	5,238,249	$2.31
Granted	229,000	0.84
Exercised	-	-
Cancelled	(1,185,000)	2.78
Options outstanding at December 31, 2008	4,282,249	2.10	3.22	-
Exercisable at December 31, 2008	3,392,338	$2.31	2.79	-

A summary of the status of nonvested shares during the year ended December 31, 2008 is presented below:

2008
Nonvested at January 1, 2008	1,439,281
Granted	229,000
Exercised	-
Cancelled	(778,370)
Nonvested at December 31, 2008	889,911

The Company valued stock options granted in 2006, 2007 and 2008 using a Black-Scholes-Merton valuation model which necessitates the development of certain key assumptions.  The volatility factor was estimated based on the Company’s historical volatility.  The Company also used historical data to derive the option’s expected life and employee forfeiture rates within the valuation model.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant.  The dividend yield is predicated on the current annualized dividend payment.  The weighted-average grant-date fair value of stock options awarded was estimated on the date of grant using the following assumptions: risk-free interest rate of 2.42% in 2008, 4.65% in 2007 and 4.3% in 2006, no dividends, volatility of 107% in 2008, 91% in 2007 and 113% in 2006, an expected life of 4.07 years in 2008, 3.47 years in 2007 and 2.59 years in 2006 and a forfeiture rate of 33% in 2008, 32% in 2007 and 28% in 2006.

The following table summarizes awards outstanding at December 31, 2008:

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plan Category
Equity Compensation Plans Approved by Shareholders:
Amended and Restated 2000 Stock Incentive Plan	7,437,783	$1.21	986,561
Amended and Restated 2000 Employee Stock Purchase Plan	—	—	365,380

Total:	7,437,783	$1.21	1,351,941

Restricted Stock and Restricted Stock Units

In May 2008, under the 2000 Plan, we granted Restricted Stock (“RS”) and Restricted Stock Units (“RSUs”) to eligible employees, including our executives. Each RS and RSU represents a right to receive one share of our common stock upon the completion of a specific period of continued service or our achievement of certain performance metrics. Shares of RS are valued at the market price of our common stock on the date of grant and RSUs are valued based on the market price on the date of settlement. RSUs are classified as liabilities, as they are settled with a cash payment for each unit vested, equal to the fair market value of our common stock on the vesting date. We recognize noncash compensation expense for the fair values of these RS and RSUs on a straight-line basis over the requisite service period of these awards, which is generally four years.  Below is a table of RS and RSU grants for the twelve months ended December 31, 2008, all of which are non-vested.

Number of Shares
Restricted Stock	3,155,534
Restricted Stock Units	1,846,605

The weighted-average grant date fair value of RS and RSUs granted during the twelve months ended December 31, 2008 was $0.60. As of December 31, 2008, unrecognized stock-based compensation expense related to unvested RS and RSUs of $1.6 million is expected to be recognized over a weighted-average period of four years. Stock-based compensation expense related to RS and RSUs was approximately $360,000 for the twelve months ended December 31, 2008.

A total of 22,734,306 shares of common stock were reserved at December 31, 2008 in connection with restricted stock, stock options, stock warrants, and the employee stock purchase plan.

The Company recognized non-cash share-based compensation expense of approximately $1.0 million for 2008, $0.5 million for 2007 and $0.9 million for 2006. This expense was included on the “Selling, general and administrative” and “Research and development” lines of the consolidated statement of operations. As of December 31, 2008, there was $2.0 million of total unrecognized compensation cost related to stock awards expected to be recognized over the remaining vesting period of those awards.

4.           Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109 (“FIN 48”), as of January 1, 2007. Due to the accumulated loss position of the Company, the adoption had no material impact on the Company’s consolidated financial statements. As of the date of adoption and as of December 31, 2007 and 2008, the Company has recorded no reserves for unrecognized income tax benefits. The Company is subject to U.S. federal and state income taxes. The statute of limitations for tax audit is generally open for the years 2000 and later. However, the Company is a development-stage pharmaceutical company which has incurred net operating losses since inception. Such loss carryforwards would be subject to audit in any tax year in which those losses are carried and applied, notwithstanding the year of origin. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.

The deferred tax assets of approximately $119 million and $122 million at December 31, 2008 and 2007, respectively, arise primarily due to net operating loss carryforwards for income tax purposes.  Due to the Company’s anticipated future losses, these amounts have been entirely offset by a valuation allowance.

At December 31, 2008 and 2007, the Company had net operating loss carryforwards for income tax purposes of approximately $288 million and $306 million, respectively, expiring in various years beginning in 2009.  Utilization of these carryforwards will be significantly limited due to changes in the ownership of the Company’s common stock.  The Company has never been audited by the Internal Revenue Service.

Deferred tax assets (liabilities) consist of the following at December 31:

	2008	2007
Deferred tax assets	(in thousands)

General Business Credits	$2,130	$3,198
Other	7,780	6,178
NOL Carryforwards	109,461	112,817

Total deferred tax assets	119,371	122,193

Deferred tax liabilities

Other	-	-

Total deferred tax liabilities	-	-

Tax deferred asset/(liability)	119,371	122,193
Valuation allowance	(119,371)	(122,193)
Net deferred tax asset/(liability)	$-	$-
The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	2008	2007	2006
Statutory federal tax rate	34%	34%	34%
Permanent items	-2%	-1%	-3%
State income taxes net of federal benefit	4%	4%	4%
Research and development credit	-7%	-3%	-1%
Expired net operating loss carryforwards	-46%	-39%	-15%
Change in valuation allowance	17%	5%	-19%

Total Expense	0%	0%	0%

5.           Leases

The Company leases office space in Richmond, Virginia under an operating lease agreement expiring in October 2016.  The lease provides for monthly rent of approximately $30,800 with a 3% escalation per year. The Company also leases a manufacturing facility and warehouse in Boulder, Colorado under an operating lease agreement expiring in February 2013. The lease provides for monthly rent of approximately $30,000 with a 3% escalation per year.  Lease expense is recognized on a straight-line basis.  The Company also leases a vehicle and office equipment. Future minimum payments on all these leases at December 31, 2008 is presented in the table below.  Rent expense for all operating leases approximated $1,081,000 in 2008, $1,094,000 in 2007, and $1,427,000 in 2006.

	Payments Due by Years
						2014
	Total	2009	2010	2011	2013	& Beyond

Operating lease obligations	$8,077	$1,025	$1,022	$814	$836	$4,380

6.           Employee Benefit Plans

In 2000, the Company adopted a stock purchase plan whereby eligible employees may purchase common stock. Purchases may be made through payroll deductions subject to annual limitations. The purchase price per share under the plan is the lesser of 85% of the fair market value of a share of common stock at the beginning of each offering period or 85% of the fair market value on the date the purchase is made. As of December 31, 2008 there were 1,500,000 shares authorized for issuance under the plan and 1,134,620 had been issued.

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

7.           Restructuring Plan

On February 21, 2007, our Board committed to a business restructuring plan following our announcement of the Settlement Agreement with Tercica, Inc. and Genentech, Inc., which laid out the terms for settlement of all of the outstanding litigation between the parties and includes our agreement to withdraw IPLEX™ from the short stature market. The restructuring eliminated our commercial department and downsized our manufacturing facility located in Boulder, Colorado, resulting in an immediate reduction of approximately 34% of our previous workforce of 150. Employees who were affected by the restructuring were provided with severance payments.

As a result of the restructuring plan, we incurred a restructuring charge in March 2007 of approximately $1.7 million for severance payments. The $1.7 million represented the total amount of restructuring charges that were incurred. These charges were recorded as research and development expenses and selling, general and administrative expenses in the income statement and the remaining payouts of $5,000 were classified as payroll liabilities on the consolidated balance sheet as of December 31, 2007.

8.           Asset Impairment

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived, (FAS 144) assets are reviewed for impairment losses whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Following the Settlement, License and Development agreement with Tercica, Inc. and Genentech Inc. on March 5, 2007, Insmed entered into a Consent Judgment and Permanent Injunction whereby Insmed ceased supplying IPLEX™ to patients with Primary IGF-D and other short stature indications.

 In accordance with the provisions of FAS 144, the Company recorded an asset impairment of approximately $5.0 million in December 2006, related to fixed assets previously capitalized to support the production of IPLEX™.  In addition to the asset impairment noted above, the Company considered the realizability of IPLEX™ inventory in accordance with applicable guidance.  We also recorded an inventory write-down of approximately $2.1 million in December 2006, to adjust inventory to its net realizable value.

9.           License and Collaborative Agreements

Muscular Dystrophy Association

On December 12, 2007, we announced that we were awarded a grant of $2.1 million from the Muscular Dystrophy Association for our Phase III enabling clinical trial of IPLEX™ in the Myotonic Muscular Dystrophy indication.

Pharmacia

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

10.           Quarterly Financial Data (Unaudited)

	Fiscal Quarter
	First		Second		Third		Fourth
	2008	2007	2008	2007	2008	2007	2008	2007

Revenues	$2,342	$1,660	$2,676	$2,275	$4,020	$1,511	$2,661	$2,135
Operating Loss	(4,798)	(10,403)	(4,435)	(2,569)	(1,886)	(4,123)	(3,292)	(3,344)
Net Loss	(4,873)	(10,253)	(4,667)	(2,500)	(2,163)	(3,912)	(3,964)	(3,297)
Net Loss Per Share (Basic and Diluted)	$(0.04)	$(0.10)	$(0.04)	$(0.02)	$(0.02)	$(0.03)	$(0.03)	$(0.03)

11.           Legal Proceedings

In fiscal 2006, our patent infringement litigation with Tercica and Genentech continued in both the United States District Court for the Northern District of California and in the United Kingdom at the High Court of Justice, Chancery Division, Patents Court.  In addition, in June 2006, Tercica filed an unfair competition suit against us in the United States District Court of the Eastern District of Virginia, claiming that we disseminated misleading statements to the market in connection with our marketing of IPLEX™.

On December 6, 2006, a jury in the United States District Court for the Northern District of California found that we infringed patents held by Tercica and Genentech and awarded damages of $7.5 million as an upfront payment and a royalty of 15% on sales of IPLEX™ below $100 million and 20% for sales of IPLEX™ above $100 million.

On March 5, 2007, we reached a settlement agreement ending all litigation with Tercica and Genentech.  Pursuant to the agreement, we agreed to cease sales and marketing of IPLEX™ for the treatment of short stature disorders in the United States and agreed to withdraw our European Marketing Authorization Application for IPLEX™ for treatment of short stature disorders.  We continue to provide IPLEX™ to named patients with ALS in Italy under our Expanded Access Program.  On November 8, 2008, Genentech and Ipsen/Tercica signed a letter of intent whereby they have consented to amend the agreement between Genentech, Tercica, Inc. and Insmed Incorporated to permit us to supply IPLEX™ in connection with named-patient ALS programs worldwide on a royalty-free basis effective October 1, 2008.  We previously paid a 4% royalty under our agreement for all cost-recovery that we receive under the Expanded Access Program.  The agreement also gives us the right, through a worldwide development partnership with Tercica and Genentech, to market IPLEX™ for conditions not related to short stature.  These indications include severe insulin resistance, MMD and HARS, among others.  The development partnership includes provisions that give us a 50% share of profits and reimbursement for 50% of development costs if either Tercica or Genentech exercises opt-in rights for marketing of IPLEX™ in any of these new indications that we develop.  In addition, as part of the settlement agreement, Tercica and Genentech waived the damages awarded by the jury in the patent infringement suit from the U.S. District Court for the Northern District of California.

12.           Subsequent Event

On February 12, 2009 we announced that we had entered into a definitive agreement with Merck & Co., Inc. (“Merck”) whereby Merck, through an affiliate, would purchase all assets related to our follow-on biologics platform.  On March 31, 2009, we completed the sale of these assets for an aggregate purchase price of $130 million. After fees, taxes and other costs related to the transaction, we expect net proceeds of approximately $123 million as a result of this transaction.  We did not incur any severance expenses as a result of the transfer of assets and employees to Merck.

As part of this transaction, Merck assumed the lease of our Boulder, Colorado-based manufacturing facility and acquired ownership of all the equipment in the building.  In addition, upon closing of the transaction, Merck offered positions to employees of the Boulder facility.  We retain our Richmond, VA corporate office, which houses our Clinical, Regulatory, Finance, and Administrative functions, in support of the continuing IPLEX™ program. The transfer of the Boulder facility to Merck takes away our internal IPLEX™ production capability. We believe however, that we have sufficient inventory of IPLEX™ to support our ongoing ALS EAP in Italy through 2010 together with the IPLEX™ requirement for the clinical trial currently being planned with the FDA for ALS patients in the US. Any requirements for IPLEX™ beyond 2010 or any significant increase in demand beyond our current commitments either in the MMD or ALS fields will require that we identify a Contract Manufacturing Organization (“CMO”) to produce the necessary IPLEX™ to meet the demand. We estimate that the tech transfer of our IPLEX™ production process could take 12 to 18 months once a CMO has been identified.

 We have also engaged the services of RBC to act as financial advisor in evaluating other options for use of these proceeds which could include acquisitions of complimentary businesses or technologies, product licensing, mergers, share repurchase and the distribution of a portion of the proceeds to shareholders.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1
Asset Purchase Agreement, dated February 12, 2009, between Protin Transaction LLC (a wholly owned subsidiary of Merck & Co. Inc.) Insmed Incorporated and Merck & Co., Inc. (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K on February 13, 2009 and incorporated herein by reference).

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

3.4
Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, for Reverse Split (previously filed as Exhibit 3.4 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

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

4.15
Form of Warrant dated May 4, 2008 between Insmed Incorporated and each of the investors in the May 2008 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.1 to Insmed’s Current Report on Form 8-K on May 4, 2008 and incorporated herein by reference).

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

10.18
Lease between 2545 Central, LLC and Insmed Incorporated made December 14, 2005 (previously filed as Exhibit 10.18 on Insmed’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.19
First Amendment dated February 6, 2009 to original December 14, 2005 Lease for 5797 Central Avenue, Boulder Co. (previously filed as Exhibit 10.2 to Insmed’s Current Report on Form 8-K on February 13, 2009 and incorporated herein by reference).

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

10.24
Form of Subscription Agreement entered into between Insmed Incorporated and each of the investors the May 2007 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.1 to Insmed’s Current Report on Form 8-K on May 4, 2007 and incorporated herein by reference).

*10.25
Settlement, license and development agreement, dated March 6, 2007, between Insmed Incorporated, Insmed Therapeutic Proteins, Inc., Celtrix Pharmaceuticals, Tercica Inc., and Genentech, Inc. (previously filed as Exhibit 10.1 to Insmed’s Quarterly Report on 10-Q on May 10, 2007.

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