Form 10-Q
period 2009-03-31
INSMED INC
filed 2009-05-13
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
--------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes: ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes: ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No ☑
As of May 1, 2009, the latest practicable date, there were 124,972,146 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED

FORM 10-Q
For the Quarterly Period Ended March 31, 2009

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)
	(unaudited)
	March 31,	December 31,
	2009	2008

Assets
Current assets:
Cash, cash equivalents and short-term investments	$127,540	$2,397
Accounts receivable, net	114	122
Prepaid expenses	30	74
Total current assets	127,684	2,593

Long-term assets:
Certificate of deposit	2,085	-
Restricted cash, long-term	-	2,095
Deferred financing costs, net	51	70
Total long-term assets	2,136	2,165

Total assets	$129,820	$4,758

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,667	$1,277
Accrued project costs & other	795	936
Payroll liabilities	5,048	453
Income taxes payable	2,794	-
Restricted stock unit liability	-	113
Interest payable	10	13
Deferred rent	103	168
Deferred revenue	232	302

Convertible debt	2,211	2,211
Debt discount	(476)	(596)
Net convertible debt	1,735	1,615

Total current liabilities	13,384	4,877

Long-term liabilities:
Convertible debt	-	553
Debt discount	-	(66)
Net long-term convertible debt	-	487

Asset retirement obligation	-	2,217

Total liabilities	13,384	7,581

Stockholders' equity (deficit):
Common stock; $.01 par value; authorized shares 500,000,000; issued and outstanding shares, 124,972,146 in 2009 and 122,494,010 in 2008	1,250	1,225
Additional paid-in capital	343,817	342,378
Accumulated deficit	(228,631)	(346,426)
Net stockholders' equity (deficit)	116,436	(2,823)

Total liabilities and stockholders' equity (deficit)	$129,820	$4,758

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED
Consolidated Statements of Operations
(in thousands, except per share data - unaudited)

	Three Months Ended
	March 31,
	2009	2008

Royalties	$28	$25
Grant revenue	272	-
Other expanded access program income, net	2,070	2,328
Total revenues	2,370	2,353

Operating expenses:
Research and development	5,868	5,368
Selling, general and administrative	3,449	1,391
Realized loss on investments	-	392
Total expenses	9,317	7,151

Operating loss	(6,947)	(4,798)

Interest income	23	279
Interest expense	(242)	(354)
Gain on sale of asset, net	127,755	-
Income (loss) before taxes	120,589	(4,873)

Income tax expense	2,794	-

Net income (loss)	$117,795	$(4,873)

Basic net income (loss) per share	$0.96	$(0.04)

Shares used in computing basic net profit (loss) per share	122,522	121,904

Diluted net income (loss) per share	$0.96	$(0.04)

Shares used in computing diluted net profit (loss) per share	122,698	121,904

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands - unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating activities
Net income (loss)	$117,795	$(4,873)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	205	292
Stock based compensation expense	1,439	133
Gain on sale of asset, net	(127,755)	-
Realized loss on investments	-	392
Changes in operating assets and liabilities:
Accounts receivable	8	(77)
Other assets	44	134
Accounts payable	1,390	(100)
Accrued project costs & other	(141)	12
Payroll liabilities	4,595	168
Income tax liability	2,794	-
Deferred rent	(65)	-
Deferred income	(70)	26
Restricted stock unit liability	(113)	-
Asset retirement obligation	(2,217)	-
Interest payable	(3)	(3)
Net cash used in operating activities	(2,094)	(3,896)

Investing activities
Cash received from asset sale, net	127,755	-
Decreases in short-term investments	-	5,601
Net cash provided by investing activities	127,755	5,601

Financing activities
Repayment of convertible notes	(553)	(553)
Certificate of deposits	10	-
Other	25	-
Net cash used in financing activities	(518)	(553)

Increase in cash and cash equivalents	125,143	1,152
Cash and cash equivalents at beginning of period	2,397	3,554

Cash and cash equivalents at end of period	$127,540	$4,706

Supplemental information
Cash paid for interest	$38	$68

The accompanying notes are an integral part of these consolidated financial statements.

Insmed Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable Securities and Exchange Commission regulations for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  It is presumed that users of this interim financial information have read or have access to the audited consolidated financial statements contained in the Annual Report on Form 10-K of Insmed Incorporated (“Insmed”, the “Company”, “us” “we” or “our”), for the fiscal year ended December 31, 2008.  In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

On February 12, 2009, we announced that we had entered into a definitive agreement with Merck & Co., Inc. (“Merck”) whereby Merck, through an affiliate, would purchase all assets related to our follow-on biologics platform.  On March 31, 2009, we completed the sale of these assets for an aggregate purchase price of $130 million.  After fees related to the transaction, we have received proceeds to date of $127.8 million as a result of this transaction. Taxes due on the sale will be paid by instalment during the balance of the year resulting in total expected net proceeds of approximately $125 million.

As part of this transaction, Merck assumed the lease of our Boulder, Colorado-based manufacturing facility and acquired ownership of all the equipment in the building.  In addition, upon closing of the transaction, Merck offered positions to employees of the Boulder facility.  We retain our Richmond, VA corporate office, which houses our Clinical, Regulatory, Finance, and Administrative functions, in support of the continuing IPLEX™ program. The transfer of the Boulder facility to Merck takes away our internal IPLEX™ production capability. We presently believe, however, that we have sufficient inventory of IPLEX™ to support our current ongoing Amyotrophic Lateral Sclerosis Expanded Access Program (“ALS EAP”) in Europe for approximately the next twelve months together with the IPLEX™ requirement for the clinical trial currently being planned with the FDA for ALS patients in the US. Any requirements for IPLEX™ beyond our currently projected cover period or any significant increase in demand beyond our current commitments either in the Myotonic Muscular Dystrophy (“MMD”) or ALS fields will require that we identify a Contract Manufacturing Organization (“CMO”) to produce the necessary IPLEX™ to meet the demand. We estimate that the tech transfer of our IPLEX™ production process could take 12 to 18 months once a CMO has been identified.

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

	March 31,	December 31,
	2009	2008
Cash and Cash Equivalents	$127,540	$2,145
Short-Term Investments	-	252
Total Cash and Cash Equivalents and Short-Term Investments	$127,540	$2,397

In June 2007, upon renewal of the lease for our former manufacturing facility located in Boulder, Colorado, we provided a Letter of Credit in the amount of $2.1 million to cover facility restoration expenses upon termination of the lease.  This amount was classified as restricted cash on the balance sheet.  The accrued restoration expenses as of December 31, 2008 were $2.2 million and were recorded in asset retirement obligations on the balance sheet.  Subsequent to the transfer of this manufacturing facility to Merck on March 31, 2009, we were no longer required to maintain this letter of credit.

Fair Value of Financial Instruments

We consider the recorded cost of our financial instruments, which consist primarily of cash, cash equivalents and short-term investments, to approximate the fair value of the respective assets and liabilities at March 31, 2009 due to the short-term maturities of these instruments. We have adopted Statement of Financial Accounting Standard 157, Fair Value Measurements.  We also hold an investment in NAPO Pharmaceuticals, Inc. (“NAPO”), which is currently valued at $0.  During the three month period ended March 31, 2008 we recorded an other than temporary impairment of this investment of $392,000.  This amount is reported as a loss on investments on our statement of operations for 2008.

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

Revenue Recognition

Revenue from our Expanded Access Program in Italy is recognized when the drugs have been provided to program patients and collectibility is assured.  Royalties previously paid to Tercica and Genentech are net against Expanded Access Program revenue.  Grant revenue is recognized once payment has been received.  Shipping and handling costs charged to customers are included in revenue.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and related expenses, cost to develop and manufacture drug candidates, patent protection costs, amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. We do not have separate accounting policies for internal or external research and development and we do not conduct any research and development for others. Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with first party organizations that conduct and manage clinical trials on our behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol.

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

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended March 31,
	2009	2008
	(in thousands except per share data)

Numerator:
Net income (loss) for basic and diluted earnings per share	$117,795	$(4,873)
Denominator:
Weighted average shares for basic earnings per share	122,522	121,904
Effect of dilutive securities:
Convertible debt	-	-
Warrants	-	-
Stock options and restricted stock	176	-
Denominator for diluted earnings per share	122,698	121,904
Basic earnings (loss) per share	0.96	(0.04)
Diluted earnings (loss) per share	0.96	(0.04)

In prior periods, our diluted net loss per share was the same as our basic net loss per share because all stock options, warrants, and other potentially dilutive securities were antidilutive and, therefore, excluded from the calculation of diluted net loss per share.

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

3. Recent Accounting Pronouncements

In December 2007, FASB ratified Emerging Issue Task Force (“EITF”) Issue No. 07-1, Collaborative Arrangements. The consensus requires participants in a collaborative arrangement to present the results of activities for which they act as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative literature or a reasonable, rational and consistently applied accounting policy election. The consensus also requires significant disclosures related to collaborative arrangements. This Issue was effective for us beginning on January 1, 2009.  The adoption of this statement did not have any impact on our financial statements for the period ending March 31, 2009.

In May 2008, FASB issued FSP Accounting Principles Board No. 14−1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14−1”).  FSP APB 14−1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer's non convertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14−1 was effective for us beginning on January 1, 2009.  The adoption of this statement did not have any impact on our financial statements for the period ending March 31, 2009.

In June 2008, FASB ratified EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”).  Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was effective for us beginning after January 1, 2009.  The adoption of this statement did not have any impact on our financial statements for the period ending March 31, 2009.

4. Equity Compensation Plan Information

As of March 31, 2009, we had two equity compensation plans under which we were granting stock options and shares of non-vested stock. We are currently granting stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors and the Board of Directors (the “Board”).

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

The following table presents information as of March 31, 2009, with respect to the 2000 Plan and the 2000 ESPP.
	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Plan Category (1)
Equity Compensation Plans Approved by Shareholders:
Amended and Restated 2000 Stock Incentive Plan (3)	3,626,399	$ 2.10	1,544,809	(2)
Amended and Restated 2000 Employee Stock Purchase Plan	—	—	365,380

Total:	3,626,399	$ 2.10	1,910,189	(3)

(1)	We do not have any equity compensation plans that have not been approved by our shareholders.

(2)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(3)
To the extent that stock options or stock appreciation rights granted under the 2000 Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock are forfeited, the shares of common stock underlying such grants will again become available for purposes of the 2000 Plan.

A summary of the status of our stock options as of March 31, 2009, and changes for the three months then ended is presented below:
Description	2009	Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	4,282,249	$2.31
Granted	-	-
Exercised	-	-
Cancelled	(655,850)	2.10
Options outstanding at March 31, 2009	3,626,399	2.10	3.17	$234,535
Exercisable at March 31, 2009	3,201,088	$2.24	2.78	$143,332

The fair value of the options granted during the three months ended March 31, 2009 was estimated at the date of grant using a Black-Scholes-Merton option-pricing model. Stock-based compensation expense related to stock options was approximately $42,867 for the three months ended March 31, 2009.

Restricted Stock and Restricted Stock Units

In May 2008, under the 2000 Plan, we began granting Restricted Stock (“RS”) and Restricted Stock Units (“RSU’s”) to eligible employees, including our executives. Each RS and RSU represents a right to receive one share of our common stock or an equivalent cash payment upon the completion of a specific period of continued service or our achievement of certain performance metrics. Shares of RS are valued at the market price of our common stock on the date of grant and RSU’s are valued based on the market price on the date of settlement. RSU’s are classified as liabilities, as they are settled with a cash payment for each unit vested, equal to the fair market value of our common stock on the vesting date. We recognize noncash compensation expense for the fair values of these RS and RSU’s on a straight-line basis over the requisite vesting period of these awards.

Effective on the closing of the Merck transaction on March 31, 2009, all RS and RSU awards were fully vested.  Due to the acceleration of the vesting schedule, the Company recognized $1.4 million in stock-based compensation expense.  The weighted-average grant date fair value of RS and RSU’s granted during the three months ended March 31, 2009 was $1.00. As of March 31, 2009, there were 775,000 RS awards outstanding to our Board of Directors and Company Secretary; the remaining unrecognized stock-based compensation expense relating to these awards is $775,000 and will be recognized over the next six months in accordance with their vesting schedule.

Below is a table of RS and RSU activity for the three months ended March 31, 2009.

	Number of Shares
	Restricted Stock	Restricted Stock Units
Outstanding at January 1, 2009	3,155,534	1,846,605
Granted	1,404,323	368,234
Vested	3,784,857	2,214,839
Awarded as shares	2,478,136	-
Awarded as cash/withheld for taxes	1,306,721	2,214,839
Outstanding at March 31, 2009	775,000	-

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

As of June 1, 2005, the holders of the 2005 Notes began to receive interest payments at a rate of 5.5% per annum, and such interest payments are payable quarterly until March 1, 2010. As of March 1, 2008, the 2005 Notes matured and beginning on March 1, 2008, the holders of the 2005 Notes were entitled to receive nine quarterly installments of $552,778 in the aggregate each quarter.  Any outstanding 2005 Notes must be repaid in cash or converted into shares of our common stock by March 1, 2010. Subject to the terms of the 2005 Note purchase agreements, the holders of the 2005 Notes may convert such notes into shares of our common stock at a conversion price of $1.295 per share (as adjusted in accordance with certain adjustments for stock splits, dividends and the like) at any time prior to the close of business on March 1, 2010. Between April 1, 2005 and March 31, 2009, we received notices from certain holders of the 2005 Notes electing to voluntarily convert approximately $30,025,000 principal amount of such notes into approximately 23,185,328 shares of our common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the 2005 Notes.  Following such conversions and principal repayment as of March 31, 2009, $2,211,111 principal amount of the 2005 Notes remained outstanding.  The holders of the 2005 Notes could elect to convert such principal into an aggregate of approximately 1.7 million shares of our common stock.  The holders of the 2005 Notes have the right to require us to repurchase such notes with cash payments upon the occurrence of specified “events of default” and “repurchase events” described in the 2005 Notes. The 2005 Warrants were initially exercisable in the aggregate for 14,864,883 shares of common stock at an exercise price of $1.36 per share. In connection with our May 2007 public stock offering, the exercise price of the 2005 Warrants was reduced to $1.21 per share and the 2005 Warrants are currently exercisable into the aggregate of 6,021,692 shares of common stock. The 2005 Warrants will expire on March 15, 2010.

In connection with the issuance of the 2005 Notes and 2005 Warrants, we entered into registration rights agreements with the purchasers thereof pursuant to which we agreed to file a registration statement under the Securities Act of 1933, as amended, registering for resale the shares of our common stock issuable upon the conversion of the 2005 Notes or exercise of the 2005 Warrants.

As of March 31, 2009, there were 15,858,772 shares reserved for issuance for all outstanding notes, warrants and options.

6.   Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109 (“FIN 48”), as of January 1, 2007. Due to the accumulated loss position of the Company at the time of adoption, the statement had no material impact on the Company’s consolidated financial statements. The Company is subject to U.S. federal and state income taxes. Our loss carryforwards are subject to audit in any tax year in which those losses are carried and applied, notwithstanding the year of origin. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense.

At December 31, 2008, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $288 million, expiring in various years beginning in 2009.  The deferred tax assets of approximately $119 million at December 31, 2008, arise primarily due to NOL carryforwards for income tax purposes.  The Company projects that it will be able to utilize a portion of these NOL carryforwards and deferred tax assets in 2009 and has projected a taxable expense for the year of $2.8 million, consisting primarily of Alternative Minimum Taxes (“AMT”) to be paid.  This amount is recorded on the Balance Sheet as Income tax payable.  The Company has never been audited by the Internal Revenue Service.

7.           Leases

The Company leases office space in Richmond, Virginia under an operating lease agreement expiring in October 2016.  The lease provides for monthly rent of approximately $30,800 with a 3% escalation per year. Upon the close of the Merck transaction on March 31, 2009 the Company relinquished its leases of the manufacturing facility and warehouse in Boulder, Colorado.  The Company also leases a vehicle and office equipment. Future minimum payments on all these leases at March 31, 2009 are presented in the table below.

	Payments Due by Years (in thousands)
		Remainder of				2013
	Total	2009	2010	2011	2012	& Beyond

Operating lease obligations	$3,401	341	428	424	431	1,777

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

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.  Any forward-looking statement should be considered in light of factors discussed in Part II, Item 1A “Risk Factors” and elsewhere in this report.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K, for the year ended December 31, 2008.

Overview

We are a development stage company with expertise in recombinant protein drug development.  Our corporate office is located in Richmond, Virginia.

On February 12, 2009 we announced that we had entered into a definitive agreement with Merck & Co., Inc. (“Merck”) whereby Merck, through an affiliate, would purchase all assets related to our follow-on biologics (“FOB”) platform.  On March 31, 2009, we completed the sale of these assets for an aggregate purchase price of $130 million.  After fees related to the transaction, we have received to date net proceeds of $127.8 million as a result of this transaction. Taxes due on the sale will be paid by instalment during the balance of the year resulting in total expected net proceeds of approximately $125 million.

As part of this transaction, Merck assumed the lease of our Boulder, Colorado-based manufacturing facility and acquired ownership of all the equipment in the building.  In addition, upon closing of the transaction, Merck offered positions to employees of the Boulder facility.  We retain our Richmond, VA corporate office, which houses our Clinical, Regulatory, Finance, and Administrative functions, in support of the continuing IPLEX™ program. The transfer of the Boulder facility to Merck takes away our internal IPLEX™ production capability. We presently believe, however, that we have sufficient inventory of IPLEX™ to support our current ongoing Amyotrophic Lateral Sclerosis Expanded Access Program (“ALS EAP”) in Europe for approximately the next twelve months together with the IPLEX™ requirement for the clinical trial currently being planned with the FDA for ALS patients in the US. Any requirements for IPLEX™ beyond our currently projected cover period or any significant increase in demand beyond our current commitments either in the Myotonic Muscular Dystrophy (“MMD”) or ALS fields will require that we identify a Contract Manufacturing Organization (“CMO”) to produce the necessary IPLEX™ to meet the demand. We estimate that the tech transfer of our IPLEX™ production process could take 12 to 18 months once a CMO has been identified.

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

We plan to use the net proceeds from the sale of our follow-on biologics platform to continue to support the development of IPLEX™ and our proprietary protein platform.  We have also engaged the services of RBC to act as financial advisor in evaluating other options for use of these proceeds which could include acquisitions of complimentary businesses or technologies, product licensing or mergers, and could also include share repurchase or the distribution of a portion of the proceeds to shareholders if we do not find attractive acquisition or licensing opportunities.

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

Our clinical trials with our product candidates are subject to numerous risks and uncertainties that are outside of our control, including the possibility that necessary regulatory approvals may not be obtained.  For example, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

·	the number of patients that ultimately participate in the trial;
·	the duration of patient follow-up that is determined to be appropriate in view of results;
·	the number of clinical sites included in the trials;
·	the length of time required to enroll suitable patient subjects; and
·	the efficacy and safety profile of the product candidate.

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

Results of Operations

Revenues for the first quarter ended March 31, 2009 were $2.4 million, the same as the corresponding period in 2008.

The net income for the first quarter of 2009 increased to $117.8 million or $0.96 per share, compared with a net loss of $4.9 million or $0.04 per share in the first quarter of 2008. This $122.7 million improvement was mainly due to the gain on sale of our FOB assets to Merck, which was partially offset by increases in SG&A and R&D expenses due to the recognition of stock compensation expense.

The $2.2 million increase in total expenses was due to a $0.5 million increase in research and development (“R&D expenses”) and a $2.1 million increase in selling, general and administrative expenses (“SG&A Expenses”), which was partially offset by the absence of a $0.4 million loss on investments, which was recorded in the first quarter of 2008.

The higher R&D and SG&A Expenses were due largely to the recognition of stock compensation expense for the restricted stock and restricted stock units that vested on March 31, 2009 and the award of bonuses. Interest income for the current quarter of $23,000 was $256,000 lower than the corresponding quarter of 2008 due to a combination of the lower interest rate environment and a lower average cash balance.  Interest expense of $242,000 was $112,000 lower than the same quarter in 2008 due to a decrease in the debt discount amortization resulting from the lower average balance of the 2005 convertible notes, which began repayment in March 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had total cash, cash equivalents and short-term investments on hand of $127.5 million, compared to $2.4 million on hand as of December 31, 2008.  The $125.1 million increase in cash, cash equivalents and short-term investments was due to the $127.8 million in net proceeds from the sale of our FOB assets to Merck, which was minimally offset by $2.1 million utilized to fund operations and $0.6 million for the partial repayment of our 2005 convertible notes.

At March 31, 2009, our cash, cash equivalents and short-term investments of $127.5 million were invested in investment grade, interest-bearing securities.  Even though we currently have sufficient funds to meet our financial needs for the upcoming year, our business strategy also contemplates raising additional capital through debt or equity sales.  We also plan to enter into agreements with corporate partners in order to fund operations through milestone payments, license fees and equity investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at March 31, 2009, had $127.5 million invested in money market instruments, treasury bills and municipal bonds.  Such investments are subject to interest rate and credit risk.  Our policy of investing in highly rated securities whose maturities at March 31, 2009 are all less than one year minimizes such risks.  In addition, while a hypothetical decrease in market interest rates of 10% from March 31, 2009 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of certain members of our management team, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

In Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 12, 2008, we described risk factors related to our operations.  Our updated risk factors are included below in this Item 1A.

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

Our long-term viability and growth depend on the successful commercialization of products which lead to revenue and profits.  Pharmaceutical product development is an expensive, high risk, lengthy, complicated, resource intensive process.  In order to succeed, among other things, we must be able to:

·	identify potential drug product candidates;
·	design and conduct appropriate laboratory, preclinical and other research;
·	submit for and receive regulatory approval to perform clinical studies;
·	design and conduct appropriate preclinical and clinical studies according to good laboratory and good clinical practices;
·	select and recruit clinical investigators;
·	select and recruit subjects for our studies;
·	collect, analyze and correctly interpret the data from our studies;
·	submit for and receive regulatory approvals for marketing; and
·	manufacture the drug product candidates according to current good manufacturing processes (“cGMP”).

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

In order to conduct the development programs for our products we must, among other things, be able to successfully:

·	raise sufficient money and pay for the development of the products
·	attract and retain appropriate personnel; and
·	develop relationships with other companies to perform various development activities that we are unable to perform.

Even if we are successful in developing and obtaining approval for our product candidates, there are numerous circumstances that could prevent the successful commercialization of the products such as:

·	the regulatory approvals of our products are delayed or we are required to conduct further research and development of our products prior to receiving regulatory approval;
·	we are unable to build a sales and marketing group to successfully launch and sell our products;
·	we are unable to raise the additional funds needed to successfully develop and commercialize our products or acquire additional products for growth;
·	we are required to allocate available funds to litigation matters;
·	we are unable to manufacture the quantity of product needed in accordance with current good manufacturing practices to meet market demand, or at all;
·
our product is determined to be ineffective or unsafe following approval and is removed from the market or we are required to perform additional research and development to further prove the safety and effectiveness of the product before re-entry into the market;

·	competition from other products or technologies prevents or reduces market acceptance of our products;
·	we do not have and cannot obtain the intellectual property rights needed to manufacture or market our products without infringing on another company’s patents;
·	we are unsuccessful in defending against patent infringement claims being brought against us our products or technologies; or
·	we are unable to obtain reimbursement for our product or such reimbursement may be less than is necessary to produce a reasonable profit.

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

If we fail to meet the continued listing requirements of the NASDAQ Capital Market in the future, our common stock may be delisted from the NASDAQ Capital Market which may cause the value of an investment in our common stock to substantially decrease.

We may be unable to meet the continued listing requirements of the NASDAQ Capital Market in the future.  To maintain the listing of our common stock on the NASDAQ Capital Market, we are required, among other things, to maintain a daily closing bid price per share of $1.00 (the “Minimum Bid Price Requirement”). By letter dated June 18, 2007, we were notified by the NASDAQ Listing Qualification Staff (the “Staff”) that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and that in accordance with NASDAQ marketplace rules, we had been granted a 180-calendar day period, or through December 17, 2007, to regain compliance with the Minimum Bid Price Requirement.  By letter dated December 20, 2007, the Staff notified us that we had failed to regain compliance with the Minimum Bid Price Requirement and that our common stock would be delisted from the NASDAQ Stock Market on December 31, 2007, if we did not transfer the listing to the NASDAQ Capital Market or appeal the Staff decision to a NASDAQ Hearings Panel (a “Panel”).  By letter dated, December 26, 2007, we requested a hearing before a Panel and on January 24, 2008, we attended a Panel hearing in connection with our failure to meet the Minimum Bid Price Requirement.  By decision dated February 27, 2008, the Panel transferred our common stock to the NASDAQ Capital Market and granted us the balance of the second 180-calendar day period, or until June 12, 2008, in accordance with NASDAQ marketplace rules, to regain compliance with the Minimum Bid Price Requirement.  We did not regain compliance with the Minimum Bid Price Requirement and accordingly, on June 17, 2008, were notified by the Staff that our common stock would be delisted from the NASDAQ Capital Market if we did not request a hearing before a Panel.  By letter dated June 24, 2008, we requested a hearing before a Panel with respect to the continued listing of our common stock on the NASDAQ Capital Market.  On July 31, 2008, we had a hearing in front of the Panel.  On August 29, 2008, we received a letter from the Panel stating that the Panel had granted our request to remain listed on the NASDAQ Capital Market, provided that, we evidence compliance with the Minimum Bid Price Rule on or before December 15, 2008.  Subsequent to the Panel decision, due to market conditions, on October 16, 2008, NASDAQ announced that it was suspending compliance with the Minimum Bid Price Requirement for all listed companies until January 16, 2009.  In connection with the suspension of the Minimum Bid Price Requirement, we were notified that the period by which we must be in compliance with the Minimum Bid Price Requirement had been extended until July 17, 2009.  As of April 29, 2009, our common stock met the Minimum Bid Price Requirement for ten consecutive trading days and by letter dated May 1, 2009, NASDAQ notified us that we were in compliance with this requirement and that the Panel had determined to continue the listing of our common stock.  If we fail to meet the Minimum Bid Price Requirement in the future, our common stock may be delisted from the NASDAQ Capital Market.  If a delisting from the NASDAQ Capital Market were to occur, our Common Stock would be eligible, upon the application of a market maker, to trade on the OTC Bulletin Board or in the “pink sheets.” These alternative markets are generally considered to be less efficient than, and not as broad as, the NASDAQ Capital Market or the NASDAQ Global Market.  Therefore, delisting of our common stock from the NASDAQ Capital Market could adversely affect the trading price of our common stock and could limit the liquidity of our common stock and therefore could cause the value of an investment in our common stock to decrease.  In addition, if we fail to meet the Minimum Bid Price Requirement in the future we may be required to implement a reverse stock split in order for our shares of common stock to remain listed on the NASDAQ Capital Market, which could have a material adverse affect on our stock price.

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

The completion rate of clinical studies of our products is dependent on, among other factors, the patient enrollment rate.  Patient enrollment is a function of many factors, including:

·	investigator identification and recruitment;
·	regulatory approvals to initiate study sites;
·	patient population size;
·	the nature of the protocol to be used in the trial;
·	patient proximity to clinical sites;
·	eligibility criteria for the study; and
·	competition from other companies’ clinical studies for the same patient population.

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

The transfer of the Boulder facility to Merck takes away our internal IPLEX™ production capability.  We presently believe, however, that we have sufficient inventory of IPLEX™ to support our current ongoing ALS EAP in Europe for approximately the next twelve months together with the IPLEX™ requirement for the clinical trial currently being planned with the FDA for ALS patients in the US.  Any requirements for IPLEX™ beyond our currently projected cover period or any significant increase in demand beyond our current commitments either in the MMD or ALS fields will require that we identify a Contract Manufacturing Organization or CMO to produce the necessary IPLEX™ to meet the demand.  We estimate that the tech transfer of our IPLEX™ production process could take 12 to 18 months once a CMO has been identified.

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

The facilities of contract manufacturers must undergo inspections by the FDA and the EMEA for compliance with cGMP regulations.  In the event these facilities do not continue to receive satisfactory cGMP inspections for the manufacture and testing of our products, we may need to fund additional modifications to our manufacturing or testing processes, conduct additional validation studies, or find alternative manufacturing and testing facilities, any of which would result in significant cost to us as well as a significant delay of up to several years in the development of our products.  In addition, the facilities of any contract manufacturer we may utilize will be subject to ongoing periodic inspection by the FDA, the EMEA and other foreign agencies for compliance with cGMP regulations and similar foreign standards.  We have limited control over contract manufacturers' compliance with these regulations and standards which could limit our production of final drug product.

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

There can be no assurance that any of our product candidates if approved for marketing, will achieve market acceptance.  If our product candidates, once approved, do not receive market acceptance for any reason, it will adversely affect our business, financial condition and results of operations.  The degree of market acceptance of any drugs we develop will depend on a number of factors, including:

·	the establishment and demonstration in the medical community of the clinical efficacy and safety of our products;
·	our products’ potential advantages over existing and future treatment methods;
·	the price of our products; and
·	reimbursement policies of government and third-party payers, including hospitals and insurance companies.

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

We currently rely and may in the future rely on a number of significant collaborative relationships for intellectual property rights, research funding, manufacturing, analytical services, preclinical development, clinical development and sales and marketing. For example, almost all of our clinical trial work is done in collaboration with academic institutions and we have licensed intellectual property to permit the development, manufacture and commercialization of our products.  Reliance on collaborative relationships poses a number of risks, including the following:

·	we may not be able to effectively control whether our corporate partners will devote sufficient resources to our programs or products;
·	disputes may arise in the future with respect to the ownership of rights to technology developed with, licensed to or licensed from corporate partners;
·
disagreements with corporate partners could result in loss of intellectual property rights, delay or terminate the research, development or commercialization of product candidates or result in litigation or arbitration;

·	contracts with our corporate partners may fail to provide sufficient protection of our intellectual property;
·	we may have difficulty enforcing the contracts if one of these partners fails to perform;
·
corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue technologies or products either on their own or in collaboration with our competitors; and

·	corporate partners with marketing rights may choose to devote fewer resources to the marketing of our products than they do to products of their own development.

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

Certain of our collaborators could also be or become competitors.  Our collaborators could harm our product development efforts by:

·	developing competing products;
·	precluding us from entering into collaborations with their competitors;
·	failing to obtain regulatory approvals;
·	terminating their agreements with us prematurely; or
·	failing to devote sufficient resources to the development and commercialization of products.

We may need additional funds in the future to continue our operations, but we face uncertainties with respect to our access to capital that could materially adversely impact our business, financial condition and results of operations.

We may require additional future capital in order to acquire complementary businesses or technology or continue our research and development activities.  On March 31, 2009, we completed the sale of our FOB assets for an aggregate purchase price of $130 million.  After fees, taxes and other costs related to the transaction, we expect net proceeds of approximately $125 million as a result of this transaction.  However, our future capital requirements will depend on many factors, including factors associated with:
·	research and development, including, among other items, preclinical testing and clinical studies,
·	process development;
·	obtaining marketing, sales and distribution capabilities;
·	obtaining regulatory approvals;
·	retaining employees and consultants;
·	filing and prosecuting patent applications and enforcing patent claims;
·	establishing strategic alliances;
·	manufacturing; and
·	potential future litigation.

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

Our patent positions are highly uncertain, and any future patents we receive for our potential products will be subject to this uncertainty, which may adversely affect our business, financial condition and results of operations.  We intend to actively pursue patent protection for products resulting from our research and development activities that have significant potential commercial value.  Nevertheless, it is possible that, in the patent application process, certain claims may be rejected or may achieve such limited allowance that the value of the patents would be diminished.  Further, there can be no assurance that any patents obtained will afford us adequate protection.  In addition, any patents we procure may require cooperation with companies holding related patents.  We may have difficulty forming a successful relationship with these other companies.

Third parties may claim that we are infringing upon or have misappropriated their proprietary rights.  Various third parties have obtained, and are attempting to obtain, patent protection relating to the production and use of our approved product and product candidates.  We can give no assurances as to whether any issued patents, or patents that may later issue to third parties, would affect our contemplated commercialization of IPLEX™ or any other product.  We can give no assurances that such patents can be avoided, invalidated or licensed.  With respect to any infringement claim asserted by a third party, we can give no assurances that we will be successful in the litigation or that such litigation would not have a material adverse effect on our business, financial condition and results of operation.  In the event of a successful claim against us for infringement or misappropriation of a third party’s proprietary rights, we may be required to:
·	pay damages, including up to treble damages, and the other party’s attorneys’ fees, which may be substantial;
·	cease the development, manufacture, marketing and sale of products or use of processes that infringe the proprietary rights of others;
·	expend significant resources to redesign our products or our processes so that they do not infringe the proprietary rights of others, which may not be possible;
·
redesign our products or processes to avoid third party proprietary rights, we may suffer significant regulatory delays associated with conducting additional clinical trials or other steps to obtain regulatory approval; and

·
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

rhIGF-1 manufactured by other parties may be approved for use in other indications in the United States in the future, including MMD and ALS.  In the event there are other rhIGF-1 products approved by the FDA to treat indications other than those covered by IPLEX™, physicians may elect to prescribe a competitor’s product containing rhIGF-1 to treat the indications for which IPLEX™ has received and may receive approval.  This is commonly referred to as off-label use.  While under FDA regulations a competitor is not allowed to promote off-label use of its product, the FDA does not regulate the practice of medicine and as a result cannot direct physicians as to what product containing rhIGF-1 to prescribe to their patients.  As a result, we would have limited ability to prevent off-label use of a competitor’s product containing rhIGF-1 to treat any diseases for which we have received FDA approval, even if it violates our patents and we have orphan drug exclusivity for the use of rhIGF-1 to treat such diseases.

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

As of March 31, 2009, the convertible notes issued by us in March 2005 and the warrants issued by us in May 2007, March 2005, November 2004 and July 2003 were convertible into and exercisable for up to approximately 12.7 million shares of our common stock, representing approximately 10% of our then outstanding common stock.

As of March 31, 2009, our outstanding options and stock grants to our employees, officers, directors and consultants were exercisable for up to 3.2 million shares of our common stock, representing approximately an additional three percent of our then outstanding common stock.

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

Our common stock is listed on the Nasdaq Capital Market under the ticker symbol “INSM.”  The market price of our stock has been and may continue to be highly volatile, and announcements by us or by third parties may have a significant impact on our stock price. These announcements may include:

·	our listing status on the Nasdaq Capital Market;
·	results of our clinical studies and preclinical studies, or those of our corporate partners or our competitors;
·	our operating results;
·	developments in our relationships with corporate partners;
·	developments affecting our corporate partners;
·	developments affecting our corporate partners;
·	negative regulatory action or regulatory approval with respect to our announcement or our competitors’ announcements of new products,
·	government regulation, reimbursement changes and governmental investigation or audits related to us or to our products,
·	developments related to our patents or other proprietary rights or those of our competitors;
·	changes in the position of securities analysts with respect to our stock; and
·	operating results below the expectations of public market analysts and investors.

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

·
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

·
the existence of a staggered board of directors in which there are three classes of directors serving staggered three-year terms, thus expanding the time required to change the composition of a majority of directors and perhaps discouraging someone from making an acquisition proposal for us;

·	the amended and restated bylaws’ requirement that shareholders provide advance notice when nominating our directors;
·	the inability of shareholders to convene a shareholders’ meeting without the chairman of the board, the president or a majority of the board of directors first calling the meeting; and
·
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

ITEM 6.  EXHIBITS

10.1
Asset Purchase Agreement, dated February 12, 2009, between Protein Transaction LLC (a wholly owned subsidiary of Merck & Co. Inc.) Insmed Incorporated and Merck & Co., Inc. (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K on February 13, 2009 and incorporated herein by reference).

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

INSMED INCORPORATED
(Registrant)

Date: May 13, 2009	By:	/s/ Kevin P. Tully
Kevin P. Tully, C.G.A.,
EVP & Chief Financial Officer