Form 10-Q
period 2009-06-30
INSMED INC
filed 2009-08-13
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
--------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No ☑
As of August 1, 2009, the latest practicable date, there were 129,433,099 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED

FORM 10-Q
For the Quarterly Period Ended June 30, 2009

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)
	(unaudited)
	June 30,	December 31,
	2009	2008

Assets
Current assets:
Cash, cash equivalents and short-term investments	$122,846	$2,397
Accounts receivable, net	211	122
Prepaid expenses	145	74
Total current assets	123,202	2,593

Long-term assets:
Certificate of deposit	2,085	-
Restricted cash, long-term	-	2,095
Deferred financing costs, net	13	70
Total long-term assets	2,098	2,165

Total assets	$125,300	$4,758

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$711	$1,277
Accrued project costs & other	670	936
Payroll liabilities	1,035	453
Income taxes payable	1,250	-
Restricted stock unit liability	-	113
Interest payable	3	13
Deferred rent	103	168
Deferred revenue	270	302

Convertible debt	692	2,211
Debt discount	(118)	(596)
Net convertible debt	574	1,615

Total current liabilities	4,616	4,877

Long-term liabilities:
Convertible debt	-	553
Debt discount	-	(66)
Net long-term convertible debt	-	487

Asset retirement obligation	-	2,217

Total liabilities	4,616	7,581

Stockholders' equity (deficit):
Common stock; $.01 par value; authorized shares 500,000,000; issued and outstanding shares, 129,433,099 in 2009 and 122,494,010 in 2008	1,294	1,225
Additional paid-in capital	349,622	342,378
Accumulated deficit	(230,232)	(346,426)
Net stockholders' equity (deficit)	120,684	(2,823)

Total liabilities and stockholders' equity (deficit)	$125,300	$4,758

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED
Consolidated Statements of Operations
(in thousands, except per share data - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Royalties	$30	$29	$58	$54
Grant revenue	272	-	544	-
Other expanded access program income, net	2,738	2,697	4,808	5,070
Total revenues	3,040	2,726	5,410	5,124

Operating expenses:
Research and development	1,472	5,614	7,340	10,936
Selling, general and administrative	2,874	1,493	6,323	2,975
Realized loss on investments	-	54	-	446
Total expenses	4,346	7,161	13,663	14,357

Operating loss	(1,306)	(4,435)	(8,253)	(9,233)

Interest income	112	96	135	375
Interest expense	(420)	(328)	(662)	(682)
Gain on sale of asset, net	13	-	127,768	-
Income (loss) before taxes	(1,601)	(4,667)	118,988	(9,540)

Income tax expense	-	-	2,794	-

Net income (loss)	$(1,601)	$(4,667)	$116,194	$(9,540)

Basic net income (loss) per share	$(0.01)	$(0.04)	$0.93	$(0.08)

Shares used in computing basic net profit (loss) per share	126,178	121,989	124,360	121,989

Diluted net income (loss) per share	$(0.01)	$(0.04)	$0.93	$(0.08)

Shares used in computing diluted net profit (loss) per share	126,178	121,989	124,606	121,989

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands - unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating activities
Net income (loss)	$116,194	$(9,540)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	601	562
Stock based compensation expense	1,922	298
Gain on sale of asset, net	(127,768)	-
Stock options issued for services	-	140
Realized loss on investments	-	446
Changes in operating assets and liabilities:
Accounts receivable	(89)	200
Other assets	(71)	51
Accounts payable	(566)	184
Accrued project costs & other	(266)	532
Payroll liabilities	582	547
Restricted stock unit liability	-	12
Income tax liability	1,250	-
Deferred rent	(65)	-
Deferred income	(32)	580
Restricted stock unit liability	(113)	-
Asset retirement obligation	(2,217)	-
Interest payable	(10)	(5)
Net cash used in operating activities	(10,648)	(5,993)

Investing activities
Cash received from asset sale	127,768	-
(Increases) decreases in short-term investments	(87,763)	4,857
Net cash provided by investing activities	40,005	4,857

Financing activities
Proceeds from issuance of common stock	580	-
Repayment of convertible notes	(785)	(1,106)
Certificate of deposits	10	-
Warrants converted into shares	3,493	-
Other	31	67
Net cash provided by (used in) financing activities	3,329	(1,039)

Increase (decrease) in cash and cash equivalents	32,686	(2,175)
Cash and cash equivalents at beginning of period	2,397	3,554

Cash and cash equivalents at end of period	$35,083	$1,379

Supplemental information
Cash paid for interest	$62	$129

The accompanying notes are an integral part of these consolidated financial statements.

Insmed Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable Securities and Exchange Commission regulations for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  It is presumed that users of this interim financial information have read or have access to the audited consolidated financial statements contained in the Annual Report on Form 10-K of Insmed Incorporated (“Insmed”, the “Company”, “us” “we” or “our”), for the fiscal year ended December 31, 2008.  In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

On February 12, 2009, we announced that we had entered into a definitive agreement with Merck & Co., Inc. (“Merck”) whereby Merck, through an affiliate, would purchase all assets related to our follow-on biologics platform.  On March 31, 2009, we completed the sale of these assets for an aggregate purchase price of $130 million.  After fees related to the transaction, we have received proceeds to date of $127.8 million as a result of this transaction. Income taxes due on the sale will be paid by installments during the balance of the year resulting in total expected net proceeds of approximately $125 million.

As part of this transaction, Merck assumed the lease of our Boulder, Colorado-based manufacturing facility and acquired ownership of all the equipment in the building.  In addition, upon closing of the transaction, Merck offered positions to employees of the Boulder facility.  We retain our Richmond, Virginia corporate office, which houses our Clinical, Regulatory, Finance, and Administrative functions, in support of the continuing IPLEX™ program

On July 27, 2009 we announced that effective immediately we will cease the supply of IPLEX™ to any new patients. In addition, we will not initiate further clinical trials with IPLEX™ at this time. We have determined that our limited inventory on hand must be conserved for the treatment of existing patients. Following the transfer of our Boulder, Colorado manufacturing facility to Merck, we no longer have the capability to manufacture IPLEX™, an extremely complicated drug to produce. Moreover, any agreement with a third party to undertake the manufacture of IPLEX™, if it was economically feasible and could be arranged, would not result in production of additional quantities of IPLEX™ for at least 12 to 18 months.

At present there are approximately 70 patients who currently receive IPLEX(TM), 12 in the U.S. and the remainder around the rest of the world. Most of the patients receive IPLEX(TM) pursuant to a court-ordered Extended Access Program (EAP) for Amyotrophic Lateral Sclerosis (ALS) in Italy. The 12 U.S. patients are being treated for ALS under single patient Investigational New Drug applications approved by the U.S. Food and Drug Administration. We believe that we have sufficient IPLEX(TM) inventory to supply these patients for no more than 24 months.

We intend to analyze the on-going data collected for various indications, including myotonic muscular dystrophy and ALS, and assess the overall IPLEX(TM) development program, including possible IPLEX(TM) manufacturing options with third parties and possible future clinical trials. Initiation of the Phase II clinical trial for ALS patients in the U.S. that had been discussed with FDA earlier this year has been postponed while we perform this assessment.

We have evaluated all subsequent events through August 14, 2009, the date the financial statements were issued – no material recognized or non-recognizable subsequent events were identified.

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

	June 30,	December 31,
	2009	2008
Cash and Cash Equivalents	$36,366	$2,145
Short-Term Investments	86,480	252
Total Cash and Cash Equivalents and Short-Term Investments	$122,846	$2,397

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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (
FASB”) issued Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”).  In February 2008, the FASB issued FASB Staff Position 157-2 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities.  We adopted SFAS 157 effective January 1, 2008, for financial assets and financial liablilities.  The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on our financial position or results of operations.  We adopted SFAS 157 effective January 1, 2009, for non-financial assets and non-financial liabilities.  The adoption of SFAS 157 for non-financial assets and non-financial liabilities did not have a material impact on our financial position or results of operations.  See Note 8 to the Notes to Consolidated Financial Statements for more information on SFAS 157.

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

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

(in thousands except per share data)
Numerator:
Net income (loss) for basic and diluted earnings per share	$(1,601)	$(4,667)	$116,194	$(9,540)
Denominator:
Weighted average shares for basic earnings per share	126,178	121,989	124,360	121,989
Effect of dilutive securities:
Convertible debt	-	-	-	-
Warrants	-	-	26	-
Stock options and restricted stock	-	-	220	-
Denominator for diluted earnings per share	126,178	121,989	124,606	121,989
Basic earnings (loss) per share	(0.01)	(0.04)	0.93	(0.08)
Diluted earnings (loss) per share	(0.01)	(0.04)	0.93	(0.08)

For the three month periods ended June 30, 2009 and 2008, and for the six month period ended June 30, 2008, our diluted net loss per share was the same as our basic net loss per share because all stock options, warrants, and other potentially dilutive securities were antidilutive and, therefore, excluded from the calculation of diluted net loss per share.  Also, our average stock price for the six month period ended June 30, 2009 was $1.11, therefore any warrant, option or convertible note that contained a strike price above this amount was excluded from diluted earnings per share.

Segment Information

We currently operate in one business segment, which is the development and commercialization of pharmaceutical products for the treatment of metabolic and endocrine diseases.  We are managed and operated as one business.  A single management team that reports to the Chairman of the Board comprehensively manages the entire business.  We do not operate separate lines of business with respect to our products or product candidates.  Accordingly, we do not have separately reportable segments as defined by FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information.

3. Recent Accounting Pronouncements

In December 2007, FASB ratified Emerging Issue Task Force (“EITF”) Issue No. 07-1, Collaborative Arrangements. The consensus requires participants in a collaborative arrangement to present the results of activities for which they act as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative literature or a reasonable, rational and consistently applied accounting policy election. The consensus also requires significant disclosures related to collaborative arrangements. This Issue was effective for us beginning on January 1, 2009.  The adoption of this statement did not have any impact on our financial statements for the period ending June 30, 2009.

In May 2008, FASB issued FSP Accounting Principles Board No. 14−1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14−1”).  FSP APB 14−1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer's non convertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14−1 was effective for us beginning on January 1, 2009.  The adoption of this statement did not have any impact on our financial statements for the period ending June 30, 2009.

In June 2008, FASB ratified EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”).  Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was effective for us beginning after January 1, 2009.  The adoption of this statement did not have any impact on our financial statements for the period ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The pronouncement provides, (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is required to be adopted prospectively and was effective for interim or annual periods ending after June 15, 2009.  We adopted SFAS No. 165 for the quarter ending June 30, 2009.  The adoption of SFAS No. 165 did not have a material effect of our cash flows, results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption will not have a material impact on our financial statements.

4. Equity Compensation Plan Information

As of June 30, 2009, we had two equity compensation plans under which we were granting stock options and shares of non-vested stock. We are currently granting stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors and the Board of Directors (the “Board”).

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

The 2000 ESPP was adopted by the Board on April 5, 2000 and approved by our shareholders on the same date.  It was amended by the Board to increase the number of shares available for issuance, and such amendment was approved by our shareholders on May 11, 2005.  The 2000 ESPP was subsequently amended and restated by action of the Board on October 4, 2006 and the amendment and restatement was approved by our shareholders on December 14, 2006.  Under the terms of the 2000 ESPP, eligible employees have the opportunity to purchase our common stock through stock options granted to them.  An option gives its holder the right to purchase shares of our common stock at the lesser of 85% of the fair market value of a share of common stock at the beginning of each offer period or 85% of the fair market value of a share of common stock on the date the purchase is made, up to a maximum value of $25,000 per year.  The 2000 ESPP provides for the issuance of a maximum of 1,500,000 shares of our common stock to participating employees.

The following table presents information as of June 30, 2009, with respect to the 2000 Plan and the 2000 ESPP.
	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plan Category (1)
Equity Compensation Plans Approved by Shareholders:
Amended and Restated 2000 Stock Incentive Plan (2)	2,596,500	$2.30	1,953,338
Amended and Restated 2000 Employee Stock Purchase Plan	—	—	365,380

Total:	2,596,500	$2.30	2,318,718

(1)	We do not have any equity compensation plans that have not been approved by our shareholders.

(2)
To the extent that stock options or stock appreciation rights granted under the 2000 Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock are forfeited, the shares of common stock underlying such grants will again become available for purposes of the 2000 Plan.

A summary of the status of our stock options as of June 30, 2009, and changes for the six months then ended is presented below:
Description	2009	Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	4,282,249	$2.31
Granted	-	-
Exercised	(533,650)	1.09
Cancelled	(1,152,099)	2.11
Options outstanding at June 30, 2009	2,596,500	2.30	3.17	$162,938
Exercisable at June 30, 2009	2,368,938	$2.40	2.93	$126,434

The fair value of options granted is generally estimated at the date of grant using a Black-Scholes-Merton option-pricing model. No options were granted during the six month period ended June 30, 2009.  Stock-based compensation expense related to stock options was approximately $128,506 for the six months ended June 30, 2009.

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

Effective on the closing of the Merck transaction on March 31, 2009, all RS and RSU awards were fully vested.  Due to the acceleration of the vesting schedule, the Company recognized $1.4 million in stock-based compensation expense.  The weighted-average grant date fair value of RS and RSU’s granted during the three months ended June 30, 2009 was $1.00. As of June 30, 2009, there were 862,720 RS awards outstanding to our Board of Directors and Corporate Secretary; the remaining unrecognized stock-based compensation expense relating to these awards is $527,755 and will be recognized over the next six months in accordance with their vesting schedule.

Below is a table of RS and RSU activity for the six months ended June 30, 2009.

	Number of Shares
	Restricted Stock	Restricted Stock Units
Outstanding at January 1, 2009	3,155,534	1,846,605
Granted	1,492,043	368,234
Vested	3,784,857	2,214,839
Outstanding at June 30, 2009	862,720	-

Of the restricted stock vested, 2,478,136 was awarded as shares and 1,306,721 was withheld for taxes.  Of the restricted stock units vested, 2,214,839 was awarded as cash.

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

As of June 1, 2005, the holders of the 2005 Notes began to receive interest payments at a rate of 5.5% per annum, and such interest payments are payable quarterly until March 1, 2010. As of March 1, 2008, the 2005 Notes matured and beginning on March 1, 2008, the holders of the 2005 Notes were entitled to receive nine quarterly installments of $552,778 in the aggregate each quarter.  Any outstanding 2005 Notes must be repaid in cash or converted into shares of our common stock by March 1, 2010. Subject to the terms of the 2005 Note purchase agreements, the holders of the 2005 Notes may convert such notes into shares of our common stock at a conversion price of $1.295 per share (as adjusted in accordance with certain adjustments for stock splits, dividends and the like) at any time prior to the close of business on March 1, 2010. Between April 1, 2005 and June 30, 2009, we received notices from certain holders of the 2005 Notes electing to voluntarily convert approximately $31,312,000 principal amount of such notes into approximately 24,185,181 shares of our common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the 2005 Notes.  Following such conversions and principal repayment as of June 30, 2009, $691,667 principal amount of the 2005 Notes remained outstanding.  The holders of the 2005 Notes could elect to convert such principal into an aggregate of approximately 534,106 shares of our common stock.  The holders of the 2005 Notes have the right to require us to repurchase such notes with cash payments upon the occurrence of specified “events of default” and “repurchase events” described in the 2005 Notes. The 2005 Warrants were initially exercisable in the aggregate for 14,864,883 shares of common stock at an exercise price of $1.36 per share. In connection with our May 2007 public stock offering, the exercise price of the 2005 Warrants was reduced to $1.21 per share and the 2005 Warrants are currently exercisable into the aggregate of 3,615,320 shares of common stock. The 2005 Warrants will expire on March 15, 2010.

In connection with the issuance of the 2005 Notes and 2005 Warrants, we entered into registration rights agreements with the purchasers thereof pursuant to which we agreed to file a registration statement under the Securities Act of 1933, as amended, registering for resale the shares of our common stock issuable upon the conversion of the 2005 Notes or exercise of the 2005 Warrants.

During the second quarter $1.3 million of convertible notes were converted into 1 million shares.  During the same period the company also received $3.5 million and issued 2.9 million shares in conjunction with warrant exercises.

As of June 30, 2009, there were 12,087,217 shares reserved for issuance for all outstanding notes, warrants and options.

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

7.           Leases

The Company leases office space in Richmond, Virginia under an operating lease agreement expiring in October 2016.  The lease provides for monthly rent of approximately $30,800 with a 3% escalation per year. Upon the close of the Merck transaction on March 31, 2009 the Company relinquished its leases of the manufacturing facility and warehouse in Boulder, Colorado.  The Company also leases a vehicle and office equipment. Future minimum payments on all these leases at June 30, 2009 are presented in the table below.

	Payments Due by Years (in thousands)
		Remainder of				2013
	Total	2009	2010	2011	2012	& Beyond

Operating lease obligations	$3,288	228	428	424	431	1,777

8.           Fair Value Measurements

On January 1, 2008, we adopted SFAS 157, which requires the categorization of financial assets and liabilities based upon the level of judgments associated with the inputs used to measure their fair value.  Hierarchical levels – defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs used to determine the fair value of financial assets and liabilities – are as follows:

·	Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
·
Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the assets or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

·
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Each major category of financial assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.  The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Financial instruments in Level 1 generally include U.S. treasuries and equities listed in active markets.

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for
	June 30,	Identical Assets
Description	2009	(Level 1)

Short-term investments	$86,480	$86,480
Cash and Cash Equivalents	36,366	36,366

Total	$122,846	$122,846

We also hold an investment in NAPO Pharmaceuticals, Inc. (“NAPO”) which is currently valued at $0.  During 2008 we recorded an other than temporary impairment of this investment of $392,000.  This amount is reported as a loss on investments in our statement of operations for 2008.

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107), requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), fair value option was not elected.   The carrying amount reported in the balance sheets for convertible debt approximates its fair value due to the short-term maturity of these instruments.

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

Forward-looking statements include, but are not limited to:  our plans to develop and market new products and the timing of these development programs; our clinical development of product candidates, clinical trials and our ability to obtain and maintain regulatory approval for our product candidates; our estimates regarding our existing supply of IPLEX™; our estimates regarding our capital requirements and our needs for additional financing; our estimates of expenses and future revenues and profitability; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract collaborators with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate collaborations, license agreements and other collaborative efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the manufacturing capacity for our product candidates.

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

Overview

We are a biopharmaceutical company with expertise in recombinant protein drug development.  Our corporate office is located in Richmond, Virginia.

On February 12, 2009 we announced that we had entered into a definitive agreement with Merck & Co., Inc. (“Merck”) whereby Merck, through an affiliate, would purchase all assets related to our follow-on biologics (“FOB”) platform.  On March 31, 2009, we completed the sale of these assets for an aggregate purchase price of $130 million.  After fees related to the transaction, we have received to date net proceeds of $127.8 million as a result of this transaction. Income taxes due on the sale will be paid by instalment during the balance of the year resulting in total expected net proceeds of approximately $125 million.

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

On July 27, 2009 we announced that effective immediately we will cease the supply of IPLEX™ to any new patients. In addition, we will not initiate further clinical trials with IPLEX™ at this time. We have determined that our limited inventory on hand must be conserved for the treatment of existing patients. Following the tranfer of our  Boulder, Colorado manufacturing facility to Merck, we no longer have the capability to manufacture IPLEX™, an extremely complicated drug to produce. Moreover, any agreement with a third party to undertake the manufacture of IPLEX™, if it was economically feasible and could be arranged, would not result in production of additional quantities of IPLEX™ for at least 12 to 18 months.

At present there are approximately 70 patients who currently receive IPLEX™, 12 in the U.S. and the remainder around the rest of the world. Most of the patients receive IPLEX™ pursuant to a court-ordered Extended Access Program (EAP) for Amyotrophic Lateral Sclerosis (ALS) in Italy. The 12 U.S. patients are being treated for ALS under single patient Investigational New Drug applications approved by the U.S. Food and Drug Administration. We believe that we have sufficient IPLEX™ inventory to supply these patients for no more than 24 months.

We  intend to analyze the on-going data collected for various indications, including myotonic muscular dystrophy and ALS, and assess the overall IPLEX™ development program, including possible IPLEX™ manufacturing options with third parties and possible future clinical trials. Initiation of the Phase II clinical trial for ALS patients in the U.S. that had been discussed with FDA earlier this year has been postponed while we perform this assessment.

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

We have not been profitable and have accumulated deficits of approximately $350 million through June 30, 2009.  Following the sale of our FOB assets to Merck, we believe that our ongoing operations will be cash neutral for the balance of 2009 as a result of anticipated revenues on our Expanded Access Program and interest on the net proceeds of the sale of our FOB assets offsetting our ongoing base costs.  However, we expect to incur significant additional losses for at least the next several years until such time as sufficient commercial revenues are generated to offset expenses. Moving forward our major source of income is expected to be the cost recovery charges for our Expanded Access Program and our major expenses will be related to research and development.  In general, our expenditures may increase as development of our product candidates progresses.  However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

Research and Development Activities

Since we began operations in late 1999, we have devoted substantially all of our resources to the research and development of a number of product candidates for metabolic and endocrine diseases.  Until the sale of our FOB assets on March 31, 2009, our research and development efforts were principally focused on pursuing a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs.  Our focus is now principally on our proprietary protein platform. Our lead proprietary protein product, the FDA-approved IPLEX™, is being studied as a treatment for several serious medical conditions including MMD and ALS.  We conduct very little of our own preclinical laboratory research.  We have outsourced several Phase II clinical studies with IPLEX™ and our other anti-cancer product candidates, INSM-18 and rhIGFBP-3.

All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and amounted to approximately $190 million for the period since inception, in November 1999, through December 31, 2008.  Research and development expenses consist primarily of salaries and related expenses, costs to develop and manufacture products and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

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

External clinical research of IPLEX™ in the MMD indication is expected to represent our main research and development focus for 2009.

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

Results of Operations

Revenues for the second quarter ended June 30, 2009 were $3.0 million, up from $2.7 million for the corresponding period in 2008.  The increase was primarily attributable to $272,000 of grant revenue related to the IPLEX™ myotonic muscular dystrophy (“MMD”) clinical trial recorded in the most recent second quarter.

The net loss for the second quarter of 2009 was $1.6 million, or $0.01 per share, compared with a net loss of $4.7 million, or $0.04 per share, in the second quarter of 2008.  This $3.1 million decrease was primarily attributable to a $2.8 million decrease in total expenses, in addition to the $0.3 million increase in total revenues.

The $2.8 million total decrease in expenses was due primarily to a $4.1 million decrease in research and development expenses (“R&D Expenses”), which was partially offset by a $1.4 million increase in selling, general and administrative expenses (“SG&A Expenses”).

The lower R&D expenses reflected the elimination of manufacturing expenses following the sale of our follow-on biologics (“FOB”) assets in March 2009.  The increase in SG&A expenses was due to a combination of external finance and consulting advisory services associated with the ongoing strategic review, increased personnel costs, primarily related to the separation agreement with Geoffrey Allan, Ph.D., and license fees relating to the March 2007 patent settlement agreement with Genentech Inc. and Tercica Inc.

For the six months ended June 30, 2009, revenues totaled $5.4 million, up from $5.1 million in the first six months of 2008.  Consistent with second quarter results, the increase was primarily attributable to $544,000 of grant revenue related to the IPLEX™ MMD clinical trial recorded during the most recent six-month period.  This was partially offset by a decrease of $262,000 in cost recovery from the various Expanded Access and Named Patient Programs to treat patients with Amyotrophic Lateral Sclerosis (“ALS”), also known as Lou Gehrig's Disease, in Europe.

Net income for the six months ended June 30, 2009 was $116.2 million, or $0.93 per share, compared to a net loss of $9.5 million, or $0.08 per share, for first six months of 2008.  This $125.7 million improvement was primarily due to the $127.8 million before tax gain on sale of our FOB assets to Merck, and a $3.6 million decrease in R&D expenses and the $0.3 million rise in total revenues, which were partially offset by a $3.3 million increase in SG&A expenses and $2.8 million in income tax expense on the sale of our FOB assets.  Year-over-year, R&D expenses fell to $7.3 million for the first half of 2009 from $10.9 million, reflecting a decrease in manufacturing expenses following the sale of our FOB assets in March 2009.  SG&A expenses increased to $6.3 million for the first half of 2009 from $3.0 million a year earlier, due largely to the recognition of stock compensation expense for the restricted stock and restricted stock units that vested on March 31, 2009, and the award of bonuses, together with the increased consulting, personnel and license fees previously mentioned.

Interest income for the first half of 2009 was $135,000 and was a reduction from the $375,000 earned in the same period of 2008 due primarily to lower interest rates.

Liquidity and Capital Resources

As of June 30, 2009, Insmed had total cash, cash equivalents, short-term investments, and certificate of deposits on hand totaling $124.9 million, consisting of $122.8 million in cash and short term investments and $2.1 million in a certificate of deposit, as compared to $2.4 million of cash on hand as of December 31, 2008.  The $122.5 million increase in total cash was due to the $127.8 million in net proceeds from the sale of Insmed's FOB assets to Merck, $4.1 million from the conversion of warrants and options into common stock and the release of a $2.1 million previously restricted certificate of deposit, which was partially offset by $10.6 million utilized to fund operations and $0.8 million for the partial repayment of the Company's 2005 convertible notes.

At June 30, 2009, our cash, cash equivalents and short-term investments of $122.8 million were invested in investment grade, interest-bearing securities.  Even though we currently have sufficient funds to meet our financial needs for the upcoming year, our business strategy also contemplates raising additional capital through debt or equity sales.  We also plan to enter into agreements with corporate partners in order to fund operations through milestone payments, license fees and equity investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at June 30, 2009, had $122.8 million invested in money market instruments, treasury bills and municipal bonds.  Such investments are subject to interest rate and credit risk.  Our policy of investing in highly rated securities whose maturities at June 30, 2009 are all less than one year minimizes such risks.  In addition, while a hypothetical decrease in market interest rates of 10% from June 30, 2009 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of certain members of our management team, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, as of June 30, 2009, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

In Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009, we described risk factors related to our operations.  Our updated risk factors are included below in this Item 1A.

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

We are a biopharmaceutical company with expertise in protein recombinant drug development.  We have incurred losses each year of operation and we expect to continue incurring operating losses for the foreseeable future.  The process of developing and commercializing our products requires significant pre-clinical testing and clinical trials as well as regulatory approvals for commercialization and marketing before we are allowed to begin product sales.  In addition, commercialization of our drug candidates requires us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities.  We expect that these activities, together with our general and administrative expenses, will result in substantial operating losses for the foreseeable future.  As of December 31, 2008, our accumulated deficit was $346 million and for the year ended December 31, 2008 our consolidated net loss was $15.7 million.

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

The transfer of the Boulder facility to Merck takes away our internal IPLEX™ production capability.  We have announced that we will cease the supply of IPLEX™ to any new patients and not initiate further clinical trials with IPLEX™ at this time. We believe we have sufficient IPLEX™ inventory to supply existing patients for no more than 24 months, although this inventory may be used more quickly than expected.  While we plan to assess possible IPLEX™ manufacturing options with third parties, we may decide not to pursue a third party manufacturing arrangement for IPLEX™.  If we decide to pursue such a manufacturing arrangement, we may not find a manufacturer willing to produce IPLEX™ or may not be able to negotiate acceptable terms.  Any agreement with a third party to undertake the manufacture of IPLEX™ would not result in production of additional quantities of IPLEX™ for at least 12 to 18 months and could take longer.

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

Third parties may claim that we are infringing upon or have misappropriated their proprietary rights.  Various third parties have obtained, and are attempting to obtain, patent protection relating to the production and use of our approved product and product candidates.  We can give no assurances as to whether any issued patents, or patents that may later issue to third parties, would affect  commercialization of IPLEX™ or any other product.  We can give no assurances that such patents can be avoided, invalidated or licensed.  With respect to any infringement claim asserted by a third party, we can give no assurances that we will be successful in the litigation or that such litigation would not have a material adverse effect on our business, financial condition and results of operation.  In the event of a successful claim against us for infringement or misappropriation of a third party’s proprietary rights, we may be required to:
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

As of June 30, 2009, the convertible notes issued by us in March 2005 and the warrants issued by us in May 2007, March 2005, November 2004 and July 2003 were convertible into and exercisable for up to approximately 8.6 million shares of our common stock, representing approximately seven percent of our then outstanding common stock.

As of June 30, 2009, our outstanding options and stock grants to our employees, officers, directors and consultants were exercisable for up to 3.5 million shares of our common stock, representing approximately an additional three percent of our then outstanding common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company’s Annual Meeting of Stockholders on May 20, 2009, the stockholders took the following actions:

The Company Stockholders elected three Class III directors as follows:

Director	Votes For	Votes Withheld
Dr. Geoffrey Allan	73,638,441	21,369,392
Dr. Melvin Sharoky	91,584,541	3,423,292
Dr. Randall Whitcomb	91,817,859	3,189,974

No other persons were nominated, nor received votes for election as a Director of the Company at the 2009 Annual Meeting of Stockholders.  The other Directors of the Company whose terms continued after the 2009 Annual Meeting of Stockholders were Mr. Kenneth Condon, Dr. Graham Crooke, Dr. Steinar Engelsen and Mr. Dennis Lanfear.

The Company Stockholders ratified the selection of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2009, as follows:

	Votes For	Votes Against	Abstain
Ratification of selection of Ernst & Young LLP	91,643,291	1,038,933	2,325,608

ITEM 5.  OTHER INFORMATION

We have not made any material changes to the procedures by which our stockholders may recommend director nominees to our Nominating Committee of the Board or our Board.

ITEM 6.  EXHIBITS

31.1
Rule 13a-14(a)/15d-14(a) Certification of Kevin P. Tully, C.G.A., Executive Vice President and Chief Financial Officer (principal executive officer and principal financial officer) of Insmed Incorporated.

32.1
Certification of Kevin P. Tully, C.G.A., Executive Vice President and Chief Financial Officer (principal executive officer and principal financial officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of the Securities Exchange Act of 1934.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED
(Registrant)

Date: August 13, 2009	By:	/s/ Kevin P. Tully
Kevin P. Tully, C.G.A.,
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)