Form 10-Q
period 2009-09-30
INSMED INC
filed 2009-11-09
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
--------------------
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No ☑
As of November 1, 2009, the latest practicable date, there were 130,208,099 shares of Insmed Incorporated common stock outstanding.

-  -

INSMED INCORPORATED

FORM 10-Q
For the Quarterly Period Ended September 30, 2009

PART I.  FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)
	(unaudited)
	September 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$26,838	$2,397
Short-term investments	95,144
Accounts receivable, net	319	122
Prepaid expenses	236	74
Total current assets	122,537	2,593

Long-term assets:
Certificate of deposit	2,085	-
Restricted cash, long-term	-	2,095
Deferred financing costs, net	7	70
Total long-term assets	2,092	2,165

Total assets	$124,629	$4,758

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$581	$1,277
Accrued project costs & other	1,224	936
Payroll liabilities	421	453
Income taxes payable	625	-
Restricted stock unit liability	-	113
Interest payable	2	13
Deferred rent	103	168
Deferred revenue	231	302

Convertible debt	461	2,211
Debt discount	(64)	(596)
Net convertible debt	397	1,615

Total current liabilities	3,584	4,877

Long-term liabilities:
Convertible debt	-	553
Debt discount	-	(66)
Net long-term convertible debt	-	487

Asset retirement obligation	-	2,217

Total liabilities	3,584	7,581

Stockholders' equity (deficit):
Common stock; $.01 par value; authorized shares 500,000,000; issued and outstanding shares, 130,208,099 in 2009 and 122,494,010 in 2008	1,302	1,225
Additional paid-in capital	350,125	342,378
Accumulated deficit	(230,382)	(346,426)
Net stockholders' equity (deficit)	121,045	(2,823)

Total liabilities and stockholders' equity (deficit)	$124,629	$4,758

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED
Consolidated Statements of Operations
(in thousands, except per share data - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Royalties	$21	$29	$79	$83
Grant revenue	-	1,044	544	1,044
Other expanded access program income, net	2,454	2,998	7,262	7,713
Total revenues	2,475	4,071	7,885	8,840

Operating expenses:
Research and development	1,143	4,997	8,483	15,774
Selling, general and administrative	2,096	960	8,419	3,739
Total expenses	3,239	5,957	16,902	19,513

Operating loss	(764)	(1,886)	(9,017)	(10,673)

Investment income	682	78	817	453
Realized loss on investments	-	(54)	-	(500)
Interest expense	(68)	(301)	(730)	(983)
Gain on sale of asset, net	-	-	127,768	-
Income (loss) before taxes	(150)	(2,163)	118,838	(11,703)

Income tax expense	-	-	2,794	-

Net income (loss)	$(150)	$(2,163)	$116,044	$(11,703)

Basic net income (loss) per share	$(0.00)	$(0.02)	$0.92	$(0.10)

Shares used in computing basic net profit (loss) per share	129,442	122,314	126,072	122,070

Diluted net income (loss) per share	$(0.00)	$(0.02)	$0.92	$(0.10)

Shares used in computing diluted net profit (loss) per share	129,442	122,314	126,256	122,070

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands - unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities
Net income (loss)	$116,044	$(11,703)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	661	813
Stock based compensation expense	2,425	505
Gain on sale of asset, net	(127,768)	-
Stock options issued for services	-	140
Change in trading securities	(498)	-
Realized loss on investments	-	500
Changes in operating assets and liabilities:
Accounts receivable	(197)	178
Other assets	(162)	126
Accounts payable	(696)	213
Accrued project costs & other	288	176
Payroll liabilities	(32)	2
Income tax liability	625	-
Deferred rent	(65)	-
Deferred income	(71)	(54)
Restricted stock unit liability	(113)	-
Asset retirement obligation	(2,217)	-
Interest payable	(11)	(8)
Net cash used in operating activities	(11,787)	(9,112)

Investing activities
Cash received from asset sale	127,768	-
Change in certificate of deposits	10	-
Purchases of short-term investments	(94,646)	9,428
Net cash provided by investing activities	33,132	9,428

Financing activities
Proceeds from issuance of common stock	580	-
Repayment of convertible notes	(1,016)	(1,658)
Warrants converted into shares	3,493	-
Other	39	62
Net cash provided by (used in) financing activities	3,096	(1,596)

Increase (decrease) in cash and cash equivalents	24,441	(1,280)
Cash and cash equivalents at beginning of period	2,397	3,554

Cash and cash equivalents at end of period	$26,838	$2,274

Supplemental information
Cash paid for interest	$10	$182

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

At present there are approximately 60 patients who currently receive IPLEX(™), 12 in the U.S. and the remainder around the rest of the world. Most of the patients receive IPLEX™ pursuant to a court-ordered Expanded Access Program (EAP) for Amyotrophic Lateral Sclerosis (ALS) in Italy. The 12 U.S. patients are being treated for ALS under single patient Investigational New Drug applications approved by the U.S. Food and Drug Administration. We believe that we have sufficient IPLEX™ inventory to supply these patients through 2010.

We intend to analyze the on-going data collected for various indications, including myotonic muscular dystrophy Retinopathy of Prematurity (ROP) and ALS, and assess the overall IPLEX™ development program, including possible IPLEX™ manufacturing options with third parties and possible future clinical trials. Initiation of the Phase II clinical trial for ALS patients in the U.S. that had been discussed with FDA earlier this year has been postponed while we perform this assessment.

We have evaluated all subsequent events through November 9, 2009, the date the financial statements were issued – no material recognized or non-recognizable subsequent events were identified.

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

Cash and Cash Equivalents and short-term investments

We consider investments with maturities of three months or less when purchased to be cash equivalents. Short-term investments are classified as trading and consist primarily of mutual funds, short-term municipal bonds and treasury securities.  The cost of the specific security sold is used to compute the gain or loss on the sale of short-term investments.  For the three and nine months ended September 30, 2009 investment income includes $498,000 and $498,000 respectively, of gains on trading securities still held by us.

In September 2007, upon renewal of the lease for our former manufacturing facility located in Boulder, Colorado, we provided a Letter of Credit in the amount of $2.1 million to cover facility restoration expenses upon termination of the lease.  This amount was classified as restricted cash on the balance sheet.  The accrued restoration expenses as of December 31, 2008 were $2.2 million and were recorded in asset retirement obligations on the balance sheet.  Subsequent to the transfer of this manufacturing facility to Merck on March 31, 2009, we were no longer responsible for the restoration expenses or required to maintain this letter of credit.

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

The relevant accounting for income taxes also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of our valuation allowance, we record a change in valuation allowance through income tax expense in the period such determination is made.

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

(in thousands except per share data)
Numerator:
Net income (loss) for basic and diluted earnings per share	$(150)	$(2,163)	$116,044	$(11,703)
Denominator:
Weighted average shares for basic earnings per share	129,442	122,314	126,072	122,070
Effect of dilutive securities:
Convertible debt	-	-	-	-
Warrants	-	-	-	-
Stock options and restricted stock	-	-	184	-
Denominator for diluted earnings per share	129,442	122,314	126,256	122,070
Basic earnings (loss) per share	0.00	(0.02)	0.92	(0.10)
Diluted earnings (loss) per share	0.00	(0.02)	0.92	(0.10)

For the three month periods ended September 30, 2009 and 2008, and for the Nine month period ended September 30, 2008, our diluted net loss per share was the same as our basic net loss per share because all stock options, warrants, and other potentially dilutive securities were antidilutive and, therefore, excluded from the calculation of diluted net loss per share.  Also, our average stock price for the Nine month period ended September 30, 2009 was $1.04, therefore any warrant, option or convertible note that contained a strike price above this amount was excluded from diluted earnings per share.

Segment Information

We currently operate in one business segment, which is the development and commercialization of pharmaceutical products for the treatment of metabolic and endocrine diseases.  We are managed and operated as one business.  A single management team that reports to the Chairman of the Board comprehensively manages the entire business.  We do not operate separate lines of business with respect to our products or product candidates.  Accordingly, we do not have separately reportable segments.

3. Recent Accounting Pronouncements

In May 2009, the FASB issued a new standard pertaining to subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The pronouncement provides, (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  We have reflected the recognition and disclosure requirements of this standard in this form 10Q.

In June 2009, the FASB issued new accounting guidance effective for financial statements issued for interim and annual periods after September 15, 2009 which identifies the FASB Accounting Standards Codification as the authoritative source of GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  The adoption had no impact on our financial statements.

4. Equity Compensation Plan Information

As of September 30, 2009, we had two equity compensation plans under which we grant stock options and shares of non-vested stock. We are currently granting stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors.

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

The following table presents information as of September 30, 2009, with respect to the 2000 Plan and the 2000 ESPP.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plan Category (1)
Equity Compensation Plans Approved by Shareholders:
Amended and Restated 2000 Stock Incentive Plan (2)	2,592,750	$2.30	1,957,089
Amended and Restated 2000 Employee Stock Purchase Plan	—	—	365,380

Total:	2,592,750	$2.30	2,322,469

(1)	We do not have any equity compensation plans that have not been approved by our shareholders.

(2)
To the extent that stock options or stock appreciation rights granted under the 2000 Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock are forfeited, the shares of common stock underlying such grants will again become available for purposes of the 2000 Plan.

A summary of the status of our stock options as of September 30, 2009, and changes for the Nine months then ended is presented below:
Description	2009	Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	4,282,249	$2.31
Granted	-	-
Exercised	(533,650)	1.09
Cancelled	(1,155,849)	2.11
Options outstanding at September 30, 2009	2,592,750	2.30	2.92	$67,170
Exercisable at September 30, 2009	2,367,000	$2.39	2.68	$53,710

The fair value of options granted is generally estimated at the date of grant using a Black-Scholes-Merton option-pricing model. No options were granted during the nine month period ended September 30, 2009.  Stock-based compensation expense related to stock options was $78,969 and $207,475 for the three and nine months ended September 30, 2009, respectively.

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

Effective on the closing of the Merck transaction on March 31, 2009, all RS and RSU awards were fully vested.  Due to the acceleration of the vesting schedule, the Company recognized $1.4 million in stock-based compensation expense.  The weighted-average grant date fair value of RS and RSU’s granted during the three months ended September 30, 2009 was $1.00. As of September 30, 2009, there were 87,720 RS awards outstanding to our Board of Directors; the remaining unrecognized stock-based compensation expense relating to these awards is $95,835 and will be recognized over the next eight months in accordance with their vesting schedule.

Below is a table of RS and RSU activity for the nine months ended September 30, 2009.

	Number of Shares
	Restricted Stock	Restricted Stock Units
Outstanding at January 1, 2009	3,155,534	1,846,605
Granted	1,492,043	368,234
Vested	4,559,857	2,214,839
Outstanding at September 30, 2009	87,720	-

Of the restricted stock vested, 3,253,136 were awarded as shares and 1,306,721 were withheld for taxes.  Of the restricted stock units vested, 2,214,839 were awarded as cash.

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

As of September 1, 2005, the holders of the 2005 Notes began to receive interest payments at a rate of 5.5% per annum, and such interest payments are payable quarterly until March 1, 2010. As of March 1, 2008, the 2005 Notes matured and beginning on March 1, 2008, the holders of the 2005 Notes were entitled to receive nine quarterly installments of $552,778 in the aggregate each quarter.  Any outstanding 2005 Notes must be repaid in cash or converted into shares of our common stock by March 1, 2010. Subject to the terms of the 2005 Note purchase agreements, the holders of the 2005 Notes may convert such notes into shares of our common stock at a conversion price of $1.295 per share (as adjusted in accordance with certain adjustments for stock splits, dividends and the like) at any time prior to the close of business on March 1, 2010. Between April 1, 2005 and September 30, 2009, we received notices from certain holders of the 2005 Notes electing to voluntarily convert approximately $31,312,000 principal amount of such notes into approximately 24,185,181 shares of our common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the 2005 Notes.  Following such conversions and principal repayment as of September 30, 2009, $461,111 principal amount of the 2005 Notes remained outstanding.  The holders of the 2005 Notes could elect to convert such principal into an aggregate of approximately 356,070 shares of our common stock.  The holders of the 2005 Notes have the right to require us to repurchase such notes with cash payments upon the occurrence of specified “events of default” and “repurchase events” described in the 2005 Notes. The 2005 Warrants were initially exercisable in the aggregate for 14,864,883 shares of common stock at an exercise price of $1.36 per share. In connection with our May 2007 public stock offering, the exercise price of the 2005 Warrants was reduced to $1.21 per share and the 2005 Warrants are currently exercisable into the aggregate of 3,615,320 shares of common stock. The 2005 Warrants will expire on March 15, 2010.

In connection with the issuance of the 2005 Notes and 2005 Warrants, we entered into registration rights agreements with the purchasers thereof pursuant to which we agreed to file a registration statement under the Securities Act of 1933, as amended, registering for resale the shares of our common stock issuable upon the conversion of the 2005 Notes or exercise of the 2005 Warrants.

During the second quarter $1.3 million of convertible notes were converted into 1 million shares.  During the same period the company also received $3.5 million and issued 2.9 million shares in conjunction with warrant exercises.  There were no conversions or warrant exercises in the third quarter.

As of September 30, 2009, there were 11,042,712 shares reserved for issuance for all outstanding notes, warrants and options.

6.   Income Taxes

The Company is subject to U.S. federal and state income taxes. Our loss carryforwards are subject to audit in any tax year in which those losses are carried and applied, notwithstanding the year of origin. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense.

At December 31, 2008, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $288 million, expiring in various years beginning in 2009.  The deferred tax assets of approximately $119 million at December 31, 2008, arise primarily due to NOL carryforwards for income tax purposes.  The Company projects that it will be able to utilize a portion of these NOL carryforwards and deferred tax assets in 2009 and has projected income tax expense for the year of $2.8 million, consisting primarily of Alternative Minimum Taxes (“AMT”) to be paid.  The Company has never been audited by the Internal Revenue Service.

7.           Leases

The Company leases office space in Richmond, Virginia under an operating lease agreement expiring in October 2016.  The lease provides for monthly rent of approximately $30,800 with a 3% escalation per year. Upon the close of the Merck transaction on March 31, 2009 the Company relinquished its leases of the manufacturing facility and warehouse in Boulder, Colorado.  The Company also leases a vehicle and office equipment. Future minimum payments on all these leases at September 30, 2009 are presented in the table below.

	Payments Due by Years (in thousands)
		Remainder of					2014
	Total	2009	2010	2011	2012	2013	& Beyond

Operating lease obligations	$3,175	$115	$428	$424	$431	$445	$1,332

8.           Fair Value Measurements

We categorize financial assets and liabilities measured and reported at fair value in the financial statements on a recurring basis based upon the level of judgments associated with the inputs used to measure their fair value.  Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs used to determine the fair value of financial assets and liabilities are as follows:

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

Financial instruments in Level 1 generally include U.S. treasuries and mutual funds listed in active markets.

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Quoted Prices in
		Active Markets for	Inactive Markets for
	September 30,	Identical Assets	Identical Assets
Description	2009	(Level 1)	(Level 2)

Cash and Cash Equivalents	$26,838	$26,838	$-
U.S. Treasury securities	23,248	23,248	-
Mutual Funds	52,377	52,377	-
U.S. Government bonds	19,519	-	19,519

Total	$121,982	$102,463	$19,519

We also hold an investment in NAPO Pharmaceuticals, Inc. (“NAPO”) which is currently valued at $0.  During the nine months ended September 30, 2008 we recorded an other than temporary impairment of this investment of $392,000.  This amount is reported as a loss on investments in our statement of operations for 2008.

Relevant accounting literature requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected.   The carrying amount reported in the balance sheets for convertible debt approximates its fair value due to the short-term maturity of these instruments.

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

At present there are approximately 70 patients who currently receive IPLEX™, 12 in the U.S. and the remainder around the rest of the world. Most of the patients receive IPLEX™ pursuant to a court-ordered Expanded Access Program (EAP) for Amyotrophic Lateral Sclerosis (ALS) in Italy. The 12 U.S. patients are being treated for ALS under single patient Investigational New Drug applications approved by the U.S. Food and Drug Administration. We believe that we have sufficient IPLEX™ inventory to supply these patients through 2010.

We  intend to analyze the on-going data collected for various indications, including myotonic muscular dystrophy, ROP and ALS, and assess the overall IPLEX™ development program, including possible IPLEX™ manufacturing options with third parties and possible future clinical trials. Initiation of the Phase II clinical trial for ALS patients in the U.S. that had been discussed with FDA earlier this year has been postponed while we perform this assessment.

Until the sale of our follow-on biologics platform, we pursued a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs.

We plan to use the net proceeds from the sale of our follow-on biologics platform to continue to support the development of IPLEX™ , which is in various stages of development for a number of serious medical conditions including MMD, ALS, also known as Lou Gehrig’s disease, and Retinopathy of Prematurity (“ROP”) and to support our proprietary protein platform.   We have also engaged the services of RBC Capital Markets to act as financial advisor in evaluating other options for use of these proceeds which could include acquisitions of complimentary businesses or technologies, product licensing or mergers, and could also include share repurchase or the distribution of a portion of the proceeds to shareholders if we do not find attractive acquisition or licensing opportunities.

We have not been profitable and have accumulated deficits of approximately $230 million through September 30, 2009. While we expect that, following the sale of our FOB assets to Merck, for the balance of 2009 we will operate on a cash neutral basis as a result of anticipated revenues on our Expanded Access Program and interest on the net proceeds of the sale of our FOB assets offsetting our ongoing base costs, we expect to incur significant additional losses for at least the next several years until such time as sufficient commercial revenues are generated to offset expenses. Moving forward our major source of income is expected to be the cost recovery charges for our Expanded Access Program and our major expenses will be related to research and development.  In general, our expenditures may increase as development of our product candidates progresses.  However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

Research and Development Activities

Since we began operations in late 1999, we have devoted substantially all of our resources to the research and development of a number of product candidates for metabolic and endocrine diseases.  Until the sale of our FOB assets on March 31, 2009, our research and development efforts were principally focused on pursuing a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs.  Our focus is now principally on our proprietary protein platform. Our lead proprietary protein product, the FDA-approved IPLEX™, is being studied as a treatment for several serious medical conditions including MMD, ROP and ALS.  We conduct very little of our own preclinical laboratory research.  We have outsourced several Phase II clinical studies with IPLEX™ and our other anti-cancer product candidates, INSM-18 and rhIGFBP-3, and are evaluating the conduction of additional clinical studies in the future.

All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and amounted to approximately $197 million for the period since inception, in November 1999, through September 30, 2009.  Research and development expenses consist primarily of salaries and related expenses, costs to develop and manufacture products and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

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

Results of Operations

Revenues for the third quarter ended September 30, 2009 were $2.5 million, as compared to $4.1 million for the corresponding period in 2008.  The decrease was primarily attributable to $1.0 million of grant revenue related to the IPLEX™ myotonic muscular dystrophy (“MMD”) clinical trial recorded in the third quarter of 2008 and a reduction of $0.5 million in cost recovery from our IPLEX™ Expanded Access Program (“EAP”) for Amyotrophic Lateral Sclerosis (‘ALS”) in Europe.  The reduction in cost recovery from the EAP is largely due to the determination made by Insmed in the third quarter that its limited IPLEX™ inventory on hand should be conserved for the treatment of existing ALS patients.

The net loss for the third quarter of 2009 was $150,000; break even on a dollar per share basis, compared with a net loss of $2.2 million, or $0.02 per share, in the third quarter of 2008.  This $2.0 million decrease was primarily attributable to a $2.7 million decrease in total expenses, a $0.6 million improvement in investment income and a $0.2 million reduction in interest expense, which was partially offset by the $1.6 million reduction in total revenues.

The $2.7 million decrease in total expenses was due primarily to a $3.8 million decrease in research and development expenses (“R&D Expenses”), which was partially offset by a $1.1 million increase in selling, general and administrative expenses (“SG&A Expenses”).

The lower R&D expenses reflected the elimination of manufacturing expenses following the sale of our follow-on biologics (“FOB”) assets in March 2009, while the higher SG&A expenses were principally due to external finance, legal and consulting advisory services associated with the ongoing strategic review.  The improvement in investment returns resulted from the increased amount of cash available for investment, and the lower interest expense was due to the reduction of the debt discount amortization associated with our 2005 convertible notes.

For the nine months ended September 30, 2009, revenues totaled $7.9 million as compared to $8.8 million in the first nine months of 2008.  Consistent with third quarter results, the decrease was primarily attributable to a year-over-year decrease of $0.5 million in grant revenue related to the IPLEX™ MMD clinical trial, and a reduction of $0.5 million in cost recovery during the most recent period from our IPLEX™ EAP in Europe.

Net income for the nine months ended September 30, 2009 was $116.0 million, or $0.92 per share, compared to a net loss of $11.7 million, or $0.10 per share, for first nine months of 2008.  This $127.7 million improvement was primarily due to the $127.8 million before tax gain on sale of our FOB assets to Merck, combined with a $2.6 million decrease in total expenses, a $0.4 million improvement in investment returns, a $0.3 million reduction in interest expense and the absence of a $0.5 million loss on investments, which was offset by $2.8 million of income tax expense on the gain on sale and a $1.0 million reduction in net revenue.

The $2.6 million decrease in total expenses was due to a $7.3 million reduction in R&D expenses, which was partially offset by a $4.7 million increase in SG&A expenses.

The $7.3 million reduction in R&D expenses was due primarily to a decrease in manufacturing expenses following the sale of our FOB assets in March 2009.  The $4.7 million increase in SG&A expenses was due largely to a combination of the recognition of stock compensation expense for the restricted stock and restricted stock units that vested on March 31, 2009, and the award of bonuses, together with the increased finance, legal and consulting fees related to the ongoing strategic review; as previously mentioned.  The $0.5 million reduction in investment loss was due to the write off of the NAPO investment, which occurred in 2008.

Liquidity and Capital Resources

As of September 30, 2009, Insmed had total cash, cash equivalents, short-term investments, and certificate of deposits on hand totaling $124.1 million, consisting of $26.8 million in cash and cash equivalents, $95.1 million of short term investments and $2.1 million in a certificate of deposit, as compared to $2.4 million of cash on hand as of December 31, 2008.  The $121.7 million increase in total cash was due to the $127.8 million in before tax proceeds from the sale of Insmed's FOB assets to Merck, $4.1 million from the conversion of warrants and options into common stock and the release of a $2.1 million previously restricted certificate of deposit and $0.5 million from securities, which was partially offset by $11.8 million utilized to fund operations and $1.0 million for the partial repayment of the Company's 2005 convertible notes.

At September 30, 2009, our cash, cash equivalents and short-term investments of $122 million were invested in investment grade, interest-bearing securities.  Even though we currently have sufficient funds to meet our financial needs for the upcoming year, our business strategy also contemplates raising additional capital through debt or equity sales.  We may enter into agreements with corporate partners in order to fund operations through milestone payments, license fees and equity investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at September 30, 2009, had $122 million invested in money market instruments, treasury bills, mutual funds and municipal bonds.  Such investments are subject to interest rate and credit risk.  Our policy of investing in highly rated securities whose maturities at September 30, 2009 are all less than one year minimizes such risks.  In addition, while a hypothetical decrease in market interest rates of 10% from September 30, 2009 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of certain members of our management team, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, as of September 30, 2009, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

At present the Italian Health Authority approves all drug payments for IPLEX™ used by Italian patients with ALS in Italy as part of our Expanded Access Program. Should the Italian Health Authority decide to stop approving IPLEX™ for ALS it would negatively affect our cash position and prevent us from being operationally cash neutral as we are at present.

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

We may be unable to meet the continued listing requirements of the NASDAQ Capital Market in the future.  To maintain the listing of our common stock on the NASDAQ Capital Market, we are required, among other things, to maintain a daily closing bid price per share of $1.00 (the “Minimum Bid Price Requirement”). By letter dated September 15, 2009, we were notified by the NASDAQ Listing Qualification Staff (the “Staff”) that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and that in accordance with NASDAQ marketplace rules, we have been granted a 180-calendar day period, or through March 15, 2010, to regain compliance with the Minimum Bid Price Requirement.  If we fail to meet the Minimum Bid Price Requirement by March 15, 2010, our common stock may be delisted from the NASDAQ Capital Market.  If a delisting from the NASDAQ Capital Market were to occur, our Common Stock would be eligible, upon the application of a market maker, to trade on the OTC Bulletin Board or in the “pink sheets.” These alternative markets are generally considered to be less efficient than, and not as broad as, the NASDAQ Capital Market or the NASDAQ Global Market.  Therefore, delisting of our common stock from the NASDAQ Capital Market could adversely affect the trading price of our common stock and could limit the liquidity of our common stock and therefore could cause the value of an investment in our common stock to decrease.  In addition, if we fail to meet the Minimum Bid Price Requirement by March 15, 2010 we may be required to implement a reverse stock split in order for our shares of common stock to remain listed on the NASDAQ Capital Market, which could have a material adverse affect on our stock price.

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

The transfer of the Boulder facility to Merck takes away our internal IPLEX™ production capability.  We have announced that we will cease the supply of IPLEX™ to any new patients and not initiate further clinical trials with IPLEX™ at this time. We believe we have sufficient IPLEX™ inventory to supply existing patients through 2010, although this inventory may be used more quickly than expected.  While we plan to assess possible IPLEX™ manufacturing options with third parties, we may decide not to pursue a third party manufacturing arrangement for IPLEX™.  If we decide to pursue such a manufacturing arrangement, we may not find a manufacturer willing to produce IPLEX™ or may not be able to negotiate acceptable terms.  Any agreement with a third party to undertake the manufacture of IPLEX™ would not result in production of additional quantities of IPLEX™ for at least 12 to 18 months and could take longer.

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
·
redesign our products or processes to avoid third party proprietary rights, we may suffer significant regulatory delays associated with conducting additional clinical trials or other steps to obtain regulatory approval; or

·
obtain one or more licenses arising out of a settlement of litigation or otherwise from third parties for the infringed proprietary rights, which may not be available to us on acceptable terms or at all.

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

rhIGF-1 manufactured by other parties may be approved for use in other indications in the United States in the future, including MMD ROP and ALS.  In the event there are other rhIGF-1 products approved by the FDA to treat indications other than those covered by IPLEX™, physicians may elect to prescribe a competitor’s product containing rhIGF-1 to treat the indications for which IPLEX™ has received and may receive approval.  This is commonly referred to as off-label use.  While under FDA regulations a competitor is not allowed to promote off-label use of its product, the FDA does not regulate the practice of medicine and as a result cannot direct physicians as to what product containing rhIGF-1 to prescribe to their patients.  As a result, we would have limited ability to prevent off-label use of a competitor’s product containing rhIGF-1 to treat any diseases for which we have received FDA approval, even if it violates our patents and we have orphan drug exclusivity for the use of rhIGF-1 to treat such diseases.

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

As of September 30, 2009, the convertible notes issued by us in March 2005 and the warrants issued by us in May 2007, March 2005 and November 2004 were convertible into and exercisable for up to approximately 8.1 million shares of our common stock, representing approximately seven percent of our then outstanding common stock.

As of September 30, 2009, our outstanding options and stock grants to our employees, officers, directors and consultants were exercisable for up to 2.6 million shares of our common stock, representing approximately an additional three percent of our then outstanding common stock.

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

INSMED INCORPORATED
(Registrant)

Date: November 9, 2009	By:	/s/ Kevin P. Tully
Kevin P. Tully, C.G.A.,
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)