Form 10-K
period 2009-12-31
INSMED INC
filed 2010-03-16
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes []  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company (See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act).  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [] Small Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No []

 The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009 was $129,433,099 (based on the closing price for shares of the registrant’s Common Stock as reported on the Nasdaq Capital Market on that date).  In determining this figure, the registrant has assumed that all of its directors, officers and persons owning 10% or more of the outstanding Common Stock are affiliates.  This assumption shall not be deemed conclusive for any other purpose.

On February 28, 2010, there were 130,208,099 shares of the registrant’s common stock, $.01 par value, outstanding.

____________________

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days, or April 30, 2010, after the registrant’s fiscal year ended December 31, 2009, and to be delivered to shareholders in connection with the 2010 Annual Meeting of Shareholders, are herein incorporated by reference in Part III.

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

Until 2009, we were actively engaged in pursuing a dual path strategy involving entry into the follow-on biologics (“FOB”) arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform, centered on our proprietary IPLEX™ product, into niche markets with unmet needs.  IPLEX™ is in various stages of development for a number of serious medical conditions, including Amyotrophic Lateral Sclerosis (ALS), also known as Lou Gehrig’s disease, and Retinopathy of Prematurity (“ROP”),

On March 31, 2009, we completed the sale of our FOB platform to Merck & Co., Inc. (“Merck”) for an aggregate purchase price of $130 million.  As part of this transaction, Merck assumed the lease of our Boulder, Colorado-based manufacturing facility (which was also used to manufacture IPLEX™) and acquired ownership of all the equipment in the building.  In addition, Merck offered positions to employees at the Boulder facility.  We retained our Richmond, Virginia corporate office, which houses our clinical, regulatory, finance and administrative functions, in support of our IPLEX™ program. After fees, taxes and other expenses related to the transaction, we received total net proceeds of  approximately $127 million.

In April 2009, we engaged RBC Capital Markets as our financial advisor to assist us in evaluating strategic options (the “Strategic Review Process”) for use of the FOB sales  proceeds. These options could include acquisitions of complimentary businesses or technologies, product licensing or mergers, and could also include share repurchases or the distribution to shareholders of all or part of the remaining FOB sales proceeds if we do not find attractive acquisition, licensing or merger opportunities.

On June 15, 2009, we announced that Geoffrey Allan, Ph.D., resigned as our President, Chief Executive Officer and Chairman of the Board due to a health condition.  Dr. Allan had held these positions since our company was formed in 1999.  Mel Sharoky, M.D., one of our directors, assumed the role of Chairman of the Board.  Pending the completion of the Strategic Review Process, we have decided not to hire a new President and Chief Executive Officer.

In June 2009, we announced results from our exploratory U.S. Phase II clinical trial evaluating IPLEXTM in patients with myotonic muscular dystrophy ("MMD").  The trial explored measures of endurance, muscle function and strength, cognitive function, gastrointestinal function, general health, pain, quality of life, insulin sensitivity, lipid metabolism, and safety and tolerability of IPLEXTM.  The results of the trial indicated that IPLEXTM did not exhibit a statistically significant improvement in the functional measure of endurance by the six-minute walk test, muscle function, strength, cognitive function, general health, pain, or quality of life in any of the tests utilized in this study.  IPLEXTM did, however, demonstrate improvements in standard measures of insulin sensitivity and reductions in fasting glucose, fasting insulin, cholesterol and triglycerides, which is consistent with the expected metabolic profile of insulin-like growth factor. Pending the completion of the Strategic Review Process, we have decided not to initiate further clinical trials focused on MMD patients.

Following the transfer of our Boulder, Colorado manufacturing facility to Merck, we no longer have the capability to manufacture IPLEX™, which is an extremely complicated drug to produce.  Any agreement with a third party to undertake the manufacture of IPLEX™ would not result in production of additional quantities of IPLEX™ for at least 12 to 18 months.  We are not actively exploring any third party manufacturing arrangements for IPLEX™ at this time.  Since we no longer have a facility to manufacture IPLEX™, we announced in July 2009 that we would conserve our limited inventory of IPLEX™ on hand for the treatment of existing patients, would cease the supply of IPLEX™ to any new patients, and would not intend to initiate further clinical trials with IPLEX™ pending the Strategic Review Process (including a Phase II clinical trial for ALS patients in the U.S. discussed with the U.S. Food and Drug Administration (“FDA”) in early 2009).  We plan, however, to continue to collect and analyze data for the ALS indication and to liaise with Premacure on ROP.

 There are approximately 51 patients who currently receive IPLEX™, 9 in the U.S. and the remainder around the rest of the world. Most of the patients receive IPLEX™ pursuant to a court-ordered Expanded Access Program (EAP) for ALS in Italy, pursuant to which we have received most of our recent operating revenues in the form of cost recovery charges. The 9 U.S. patients are being treated for ALS under single patient Investigational New Drug applications approved by the FDA.  We believe that we have sufficient IPLEX™ inventory to supply these existing patients into approximately mid-2011, at which time our primary source of operating revenues will cease.

Until the extraordinary gain generated by the sale or our FOB platform to Merck, we have not been profitable. We have accumulated deficits of approximately $230 million through December 31, 2009. When our IPLEX™ product inventory is depleted, our primary source of income will be interest earned on the FOB sales proceeds, unless an income generating activity results from our Strategic Review Process.

PRODUCT PLATFORMS

PROPRIETARY PROTEIN PLATFORM

IPLEX™

Our proprietary protein product, IPLEX™ (mecasermin rinfabate, recombinant DNA origin, injection), which is a complex of recombinant human IGF-1 and its binding protein IGFBP-3 (rhIGF-1/rhIGFBP-3), has been studied as a treatment for several serious medical conditions.

IPLEX™ is typically administered as a once-daily subcutaneous injection, which can restore and maintain IGF-1 at physiologically relevant levels. The binding protein, rhIGFBP-3, extends the residence time of IGF-1 in the blood.  In the bound state, we believe IGF-1 is inactive and remains so until delivered to target tissues in the body where it is released and becomes biologically active.

 We continue to evaluate IPLEX™ as a treatment for ROP and ALS, but are not conducting clinical trials or spending material amounts on research and development.  In the ALS indication we are working with patients in the U.S. and Europe as part of our Expanded Access Program (EAP).  In the ROP indication, we have supplied IPLEX™ to, and are working with. Premacure AB in Sweden. Premacure has advised us that they intend to initiate, under their control and at their cost, a Phase II multicenter trial for IPLEX™ in the ROP indication during 2010 using the IPLEX™ already supplied to them, which they believe is sufficient to complete the Phase II trial.

Expanded Access Program for Patients in the U.S. and Europe with ALS

ALS is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord.  Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body.  The progressive degeneration of the motor neurons in ALS patients eventually leads to death.  When the motor neurons die, the ability of the brain to initiate and control muscle movement is lost.  With voluntary muscle action progressively affected, patients in the later stages of the disease may become totally paralyzed. IGF-1 has been shown to be highly neurotrophic and normally circulates in the body bound with its natural chaperone, BP3. It is believed that IPLEX™, which is a complex of IGF-1 and BP3. increases the half life of IGF-1 in the bloodstream, allowing it to circulate in the body longer and affording a greater opportunity for IGF-1 to cross the blood-brain barrier and utilize its neurotrophic qualities in the area where it could prove most effective.

At the request of the Italian Ministry of Health, we established an EAP in Italy to provide IPLEX™ to physicians for use in their patients with ALS.  The request came as a result of several Italian Court rulings ordering the Italian National Health System to provide IPLEX™ to specific ALS patients who have petitioned the Court.  Through an agreement with Cephalon, which holds patent rights in the European Union to IGF-1 as it relates to the treatment of ALS, we have been able to provide IPLEX™ to physicians in Italy and receive payment for the drug, on a cost recovery basis, from the Italian Health Authorities. In November 2008, through an agreement with Genentech Inc. and Ipsen Inc., we were allowed to develop IPLEX™ on a royalty free basis for the rest of the world, although we are not actively or directly pursuing any such controlled clinical development at this time in this area, we are gathering uncontrolled data on ALS through our ongoing Expanded Access Program.

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

On March 5, 2007, we reached a settlement agreement ending all litigation with Tercica and Genentech.  Pursuant to the agreement, we agreed to cease sales and marketing of IPLEX™ in the United States and agreed to withdraw our European Marketing Authorization Application for IPLEX™.  We continue to provide IPLEX™ to named patients with ALS in Italy and the rest of Europe under our Expanded Access Program.  The agreement also gives us the right, through a worldwide development partnership with Tercica and Genentech, to market IPLEX™ for conditions not related to short-stature.  These indications include severe insulin resistance, MMD and ROP, among others.  The development partnership includes provisions that give us a 50% share of profits and reimbursement for 50% of development costs if either Tercica or Genentech exercises opt-in rights for marketing of IPLEX™ in any of these new indications that we develop.  In addition, as part of the settlement agreement, Tercica and Genentech waived the damages awarded by the jury in the patent infringement suit from the U.S. District Court for the Northern District of California.  The settlement agreement prevents us from actively pursuing worldwide development activities for this indication.

Oncology Programs - INSM-18 and rhIGFBP-3

INSM-18 and rhIGFBP-3 are in early clinical development and could be primarily investigated for the treatment of cancer.  We believe both INSM-18 and rhIGFBP-3 are promising potential novel treatments for a variety of cancer types.  Preclinical models demonstrate that both treatments interact with the IGF system to reduce tumor growth.  We are not actively pursuing the development of either of these products at this time.

INSM-18

INSM-18 is an orally available small molecule tyrosine kinase inhibitor that has demonstrated selective inhibition of IGF-1 and human epidermal growth factor receptor (Her2/Neu).  We have out-licensed the rights for INSM-18 for metabolic indications to NAPO Pharmaceuticals and retain the rights for INSM-18 in oncology.  It has demonstrated anti-tumor activity in preclinical studies of breast, lung, pancreatic and prostate tumors.  Two single dose Phase I clinical studies in healthy volunteers have been previously completed with INSM-18.  In both studies, INSM-18 was safe and well tolerated.

Completed Clinical Study

The University of California, San Francisco, has completed a dose-escalating Phase I/II clinical study designed to define the maximum tolerated dose of INSM-18 in patients with relapsed prostate cancer.  The study consisted of a 28-day treatment period at each dose level to investigate the effect of INSM-18 on prostate-specific antigen levels.  An analysis of the data collected from the study is currently being conducted.  The results from this study could be used to design a potential Phase II clinical study in collaboration with a suitable partner.

The American Cancer Society estimated that 232,000 new cases of prostate cancer occurred in the United States in 2005.  It also estimated that 30,000 deaths occurred as a result of prostate cancer, making it the second leading cause of cancer death in men.

rhIGFBP-3

Although IGF-1 is critical for normal growth and metabolism, aberrant signaling through this pathway is closely linked to the abnormal and unregulated growth of a variety of tumors.  Blocking tumor-associated IGF signaling has prevented tumor growth in a variety of preclinical models.  rhIGFBP-3 has demonstrated preclinical efficacy in numerous cancer indications, including breast, prostate, liver, ovarian and colon.  Additionally, several lines of recent evidence, from various cell systems, have suggested that rhIGFBP-3 may play a more active, IGF-1-independent role in growth regulation of cancer cells, binding specifically with high affinity to the surface of various cell types and directly inhibiting monolayer growth of these cells in an IGF-1-independent manner.  Recent independent studies have demonstrated that when IGFBP-3 is used in combination with other cancer therapies it can accentuate and even synergize the efficacy of standard cancer therapies.  Paclitaxel-induced apoptosis is accentuated by rhIGFBP-3, which has been shown to sensitize cells to apoptotic signals such as irradiation and ceramides. Due to the high cost of trials in the oncology area, we would need to identify a partner to co-develop rhIGFBP-3.

FOLLOW-ON BIOLOGICS

We completed the sale of our FOB platform to Merck on March 31, 2009.  Following this sale, we do not have a presence in the FOB arena.  In connection with the sale, we agreed not to compete, directly or indirectly, in the U.S. with Merck in the business of developing, marketing or manufacturing the FOB products or product candidates we sold to Merck for a period of five years beginning March 31, 2009.

RESEARCH AND DEVELOPMENT

Since we began operations in late 1999, we have devoted substantially all of our resources to the research and development of a number of product candidates for metabolic and endocrine diseases.  Until the sale of our FOB platform on March 31, 2009, our research and development efforts were principally focused on pursuing a dual path strategy involving entry into the follow-on biologics arena and advancing our proprietary protein platform into niche markets with unmet needs.    At this time, we do not plan to initiate any new clinical studies of IPLEX™.

Research and development expenses primarily include expenses incurred in preparing and obtaining necessary approvals from regulatory bodies, certain expenses involving the development of manufacturing processes, preclinical and toxicological studies, and clinical studies.  Our research and development expenses were approximately $19.2 million for the year ended December 31, 2007 and $21.0 million for the year ended December 31, 2008 and $9.2 million for the year ended December 31, 2009.

MANUFACTURING

We previously manufactured our own supply of IPLEX™ and rhIGFBP-3 at the Boulder, Colorado, manufacturing facility under cGMP regulations.  IPLEX™, a complex of two proteins, rhIGF-1 and its binding protein rhIGFBP-3, is manufactured using recombinant DNA technology.  This manufacturing process is complicated and involves expression of the proteins by bacterial fermentation followed by purification and combination.   We currently outsource to third-party contract manufacturers the analytical testing and the final fill, finish and labeling of IPLEX™. The transfer of the Boulder facility to Merck took away our internal IPLEX™ production capability. We believe, however, that we have sufficient inventory of IPLEX™ to support subjects currently receiving IPLEX in the U.S. and Europe into approximately mid-2011.  We have no plans at this time to pursue a manufacturing arrangement for IPLEX™ with a third party.  If we were to pursue such an arrangement, the production process could take 12 to 18 months once an acceptable third party is identified.

PATENTS AND PROPRIETARY RIGHTS

Patent Portfolio

Proprietary protection is important to our business, and our policy is to protect our technology by filing patent applications for technology that we consider important.  We directly hold several U.S. patents relating to the composition, production, antibodies and methods of use for IPLEX™ and rhIGFBP-3.  In addition, foreign counterparts to the above-referenced U.S. patents have issued or are pending issue in the major pharmaceutical markets, such as the European Union, Canada and Japan.  The various issued patents relate to IPLEX™ and rhIGFBP-3 compositions, methods of production and methods of treatment, and expire at various times during the years 2010 through 2024 in the United States and through 2025 in Europe.

As part of the development of IPLEX™, INSM-18 and rhIGFBP-3, we have filed or may file patent applications related to new production methods, improved formulations, new medical uses and new dosing regimens in the United States and in many of the major international pharmaceutical markets.  As with any pending patent application, there can be no assurance that any of these applications will issue in the United States, European Union, Canada, and Japan or in any other country where we decide to file for protection.  There also can be no assurance that a subsequent U.S. or foreign patent will later be held valid and enforceable.

We consider from time to time the license of intellectual property that we feel may be important to the development and commercialization of our products.  The agreements that we have entered into are subject to termination upon material breach by us.  Our ability to maintain licensure under these agreements is dependent on our ability to meet the obligations defined in these agreements and although we take steps to ensure compliance with the provisions of these agreements, we cannot assure that the licensors will not take dispute with our actions and will seek to terminate the agreements.  We currently have the following licensing arrangements for IPLEX™ and rhIGFBP-3 development in place:

·	In November 2008 we gained Royalty-Free Worldwide Rights for IPLEX™ from Tercica (now Ipsen) and Genentech in connection with potential expanded access ALS programs.

·
In March 2007, we were granted a license or sublicense as applicable to patents held by Tercica and Genentech to develop IPLEX™ in certain medical indications in the United States and foreign territories, as discussed earlier in this section;

·	In April 2005, we were granted a non-exclusive license to certain proprietary manufacturing technology from Avecia Limited;

·
In January 2004, we were granted a non-exclusive license to patent rights pertaining to the use of IGF-1 therapy for the treatment of extreme or severe insulin resistant diabetes from Fujisawa Pharmaceutical Co., Ltd.; and

·	In November 1998, we were granted a non-exclusive license to certain proprietary manufacturing technology from Brookhaven Science Associates, LLC.

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

Third Party Patents

Third parties hold U.S. and foreign patents possibly directed to the composition, production and use of rhIGF-1, rhIGFBP-3, IPLEX™ and recombinant proteins generally.  We are not aware of any patents though, that would pose an obstacle to INSMED’s potential commercialization plans for IPLEX™ or rhIGFBP-3, if we decided to do so.  We can provide no assurance, however, that a third party would not assert a contrary position in the future, for instance in the context of an infringement action.  Likewise, we cannot predict with certainty the outcome of such a proceeding.  In the event of a successful claim against us for infringement or misappropriation of a third party’s proprietary rights, we may be required to:

·	pay damages, including up to treble damages and the other party’s attorneys’ fees, which may be substantial;

·	cease the development, manufacture, marketing and sale of products that infringe the proprietary rights of others;

·	expend significant resources to redesign our product so that it does not infringe the proprietary rights of others;

·	develop or acquire non-infringing proprietary rights, which may not be possible and would require additional clinical trials and regulatory approvals;

·
redesign our product to avoid infringing on third party proprietary rights, which may result in significant regulatory delays associated with conducting additional clinical trials or other steps to obtain regulatory approval; and

·	obtain one or more licenses from third parties for the infringed proprietary rights, which may not be available to us on acceptable terms or at all.

Furthermore, litigation with any third party, even if the allegations are without merit, would likely be expensive and time-consuming and divert our attention.

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

In 2007, we settled patent infringement litigation brought against us by Tercica and Genentech.  As part of the settlement agreement, we entered into a Consent Judgment and Permanent Injunction in the United States District Court for the Northern District of California.  If our settlement agreement with Tercica and Genentech is terminated, the Consent Judgment and Permanent Injunction against us will survive termination, which would have a material adverse effect on our business, financial condition and results of operations.

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

In connection with the sale of our FOB platform to Merck in March 2009, we agreed not to compete, directly or indirectly, in the U.S. with Merck in the business of developing, marketing or manufacturing the FOB products or product candidates we sold to Merck for a period of five years beginning March 31, 2009.

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

If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which contains the conditions that must be met in order to secure final approval of the NDA.  If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain approved indications.  In addition, an approval letter may contain various post-marketing commitments or agreements, which are often referred to as Phase IV studies.  If the FDA’s evaluation of the NDA submission and the clinical and manufacturing procedures and facilities is not favorable, the FDA may refuse to approve the NDA by issuing a complete response letter.

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

We have received orphan designation for IPLEX™ for the treatment of MMD.  We  could, but are currently not planning to, file for orphan drug designation IPLEX™ for other indications that meet the criteria for orphan drug designation and for which IPLEX™ appears to be a promising treatment.  If a filing is made and the FDA designates the drug and approves a marketing application, or approves marketing applications under current designations, we would be granted seven years of orphan drug exclusivity for the drug for the designated indication.  Obtaining FDA approval to market a product with orphan drug exclusivity may not provide us with a material commercial advantage.

Under European Union medicine laws, the criteria for designation as an “orphan medicine” are similar but somewhat different from those in the United States.  A drug is designated as an orphan drug if the sponsor can establish that the drug is intended for a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union or that is unlikely to be profitable, and if there is no approved satisfactory treatment or if the drug would be a significant benefit to those persons with the condition.  Orphan medicines are entitled to ten years of market exclusivity, except under certain limited circumstances comparable to United States law.  During this period of market exclusivity, no “similar” product, whether or not supported by full safety and efficacy data, will be approved unless a second applicant can establish that its product is safer, more effective or otherwise clinically superior.  This period may be reduced to six years if the conditions that originally justified orphan drug designation change or the sponsor makes excessive profits.  While we have obtained orphan medicine designation in the European Union for IPLEX™ for the treatment of extreme insulin resistance, we have no plans to develop IPLEX™ for such treatment.

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

Outside the United States, our ability to market  products  also depends on receiving marketing authorizations from the appropriate regulatory authorities.  The requirements governing the conduct of clinical studies and marketing authorization vary widely from country to country.  The foreign regulatory approval process includes risks similar to those associated with FDA approval described above.

EMPLOYEES

At December 31, 2009, we had 15 employees, including 2 executives, 8 in regulatory and clinical, and 5 in finance and administration.

On June 15, 2009, our President, Chief Executive Officer and Chairman of the Board, Geoffrey Allan, Ph.D., resigned his positions due to a health condition.  Dr. Allan had held these positions since the company’s creation in 1999.  We have not filled the positions of President and Chief Executive officer, but Mel Sharoky, a director, became Chairman of the Board.

Our success depends in large measure on our ability to attract and retain capable executive officers and highly skilled employees who are in great demand.  None of our employees are represented by a labor union and we believe that our relations with our employees are generally good.

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

We are a biopharmaceutical company with expertise in protein recombinant drug development.  We have incurred losses each previous year of operation until 2009 with the sale of our manufacturing facility and other FOB assets to Merck.   We expect to continue incurring operating losses for the foreseeable future.  The process of developing and commercializing our products requires significant pre-clinical testing and clinical trials as well as regulatory approvals for commercialization and marketing before we are allowed to begin product sales.  In addition, commercialization of our drug candidates would require us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities.  We expect that our activities, together with our general and administrative expenses, will continue to result in substantial operating losses for the foreseeable future.  As of December 31, 2009, our accumulated deficit was $230 million.   For the year ended December 31, 2009, our only year of profitability, our consolidated net profit was $118 million, which was primarily the result of the sale of our FOB platform to Merck.

We may be unable to use our net operating losses.

    We have substantial tax loss carryforwards for U.S. federal income tax purposes.  Our ability to use such carryforwards to offset future income or tax liability is limited under section 382 of the Internal Revenue Code of 1986, as amended.  Changes in the ownership of our stock, including those resulting from the issuance of shares of our common stock upon exercise of outstanding warrants or in connection with a transaction that could result from our Strategic Review Process, may further limit or eliminate our ability to use our net operating losses.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

    Our amended and restated articles of incorporation authorize the issuance of up to 500 million shares of common stock and 200 million shares of preferred stock.  We currently have 362 million authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, options and convertible debt) and all of the 200 million shares of preferred stock available for issuance.  Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination or other transaction in connection with our Strategic Review Process, which could result in a change in control and also in the resignation or removal of some or all of our present officers and directors.

The Italian Health Authority may refuse to pay for IPLEX™ used by patients in Italy under our Expanded Access Program, which could have a material adverse effect on our business, financial condition and results of operations.

At present the Italian Health Authority approves all drug payments for IPLEX™ used by Italian patients with ALS in Italy as part of our Expanded Access Program. Should the Italian Health Authority decide to stop approving IPLEX™ for ALS it would significantly impact our ongoing cash position.

We have not completed the research and development stage of any of our product candidates and are currently  not spending material amounts on such research and development.  If we are unable to successfully commercialize our products, it will materially adversely affect our business, financial condition and results of operations.

Our long-term viability and growth depend on the successful commercialization of products which lead to revenue and profits.  Pharmaceutical product development is an expensive, high risk, lengthy, complicated, resource intensive process.  In order to succeed, among other things, we must be able to:

·	identify potential drug product candidates;

·	design and conduct appropriate laboratory, preclinical and other research;

·	submit for and receive regulatory approval to perform clinical studies;

·	design and conduct appropriate preclinical and clinical studies according to good laboratory and good clinical practices;

·	select and recruit clinical investigators;

·	select and recruit subjects for our studies;

·	collect, analyze and correctly interpret the data from our studies;

·	submit for and receive regulatory approvals for marketing; and

·	manufacture the drug product candidates according to cGMP.

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

To generate any growth, we would need to commercialize more than one product, which we currently have no plans to do.  We may not be able to identify and acquire complementary products, businesses or technologies and if acquired or licensed, they might not improve our business, financial condition or results of operations.  The failure to successfully acquire, develop and commercialize products will adversely affect our business, financial condition and results of operations.

If we fail to meet the continued listing requirements of the NASDAQ Capital Market in the future, our common stock may be delisted from the NASDAQ Capital Market which may cause the value of an investment in our common stock to substantially decrease.

We may be unable to meet the continued listing requirements of the NASDAQ Capital Market in the future.  To maintain the listing of our common stock on the NASDAQ Capital Market, we are required, among other things, to maintain a daily closing bid price per share of $1.00 (the “Minimum Bid Price Requirement”). By letter dated September 15, 2009, we were notified by the NASDAQ Listing Qualification Staff (the “Staff”) that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and that in accordance with NASDAQ marketplace rules, we were granted a 180-calendar day period, or through March 15, 2010, to regain compliance with the Minimum Bid Price Requirement.  As of March 2, 2010, our common stock  meets the Minimum Bid Price Requirement for ten consecutive trading days and by letter dated March 3, 2010, NASDAQ notified us that we were in compliance with this requirement and that the panel had determined to continue listing of our common stock.  If we fail to meet the Minimum Bid Price Requirement in the future, our common stock may be delisted from the NASDAQ Capital Market.  If a delisting from the NASDAQ Capital Market were to occur, our Common Stock would be eligible, upon the application of a market maker, to trade on the OTC Bulletin Board or in the “pink sheets.” These alternative markets are generally considered to be less efficient than, and not as broad as, the NASDAQ Capital Market or the NASDAQ Global Market.  Therefore, delisting of our common stock from the NASDAQ Capital Market could adversely affect the trading price of our common stock and could limit the liquidity of our common stock and therefore could cause the value of an investment in our common stock to decrease.  In addition, if we fail to meet the Minimum Bid Price Requirement in the future we may be required to implement a reverse stock split in order for our shares of common stock to remain listed on the NASDAQ Capital Market, which could have a material adverse affect on our stock price. On March 5, 2010 we announced that we had regained compliance with NASDAQ.

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

We believe our procedures for enrolling patients have been appropriate; however, delays in patient enrollment would increase costs and delay ultimate commercialization and sales, if any, of our products.  Such delays could materially adversely affect our business, financial condition and results of operations.

We may be required to conduct broad, long-term clinical trials to address concerns that the long-term use of one of our leading products, IPLEX™, in broader chronic indications might increase the risk of diabetic retinopathy.  This may materially adversely affect our business, financial condition and results of operations.

In previously published clinical trials of rhIGF-1, concerns were raised that long-term use of rhIGF-1 might lead to an increased incidence and/or severity of retinopathy, a disease of new blood vessel growth in the eye which results in loss of vision.  Because IPLEX™ contains rhIGF-I, the FDA may require us to conduct broad, long-term clinical trials to address these concerns prior to receiving FDA approval for broad chronic indications such as diabetes.  These clinical trials would be expensive and could delay any commercialization of IPLEX™ for these broader chronic indications.  Adverse results in these trials could prevent commercialization of IPLEX™ for broad chronic indications or could jeopardize existing development in other indications.

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

In order to market our products outside of the United States and European Union, our collaborative partners and we must comply with numerous and varying regulatory requirements of other countries.  The approval procedures vary among countries and can involve additional product testing and administrative review periods.  The time required to obtain approval in these other territories might differ from that required to obtain FDA or European Agency for the Evaluation of Medicinal Products, or EMEA, approval.  The regulatory approval process in these other territories includes at least all of the risks associated with obtaining FDA and EMEA approval detailed above. Approval by the FDA or the EMEA does not ensure approval by the regulatory authorities of other countries.  The failure to obtain such approvals may materially adversely affect our business, financial condition and results of operations.

We may not have or be able to obtain sufficient quantities of our products to meet our supply and clinical studies obligations and our business, financial condition and results of operation may be adversely affected.

The transfer of the Boulder facility to Merck in connection with the sale of our FOB platform eliminated our internal IPLEX™ production capability.  We believe, however, that we have sufficient inventory of IPLEX™ to support our ongoing ALS EAP in the U.S. and Europe into approximately mid-2011.  Any requirements for IPLEX™ beyond that or any significant increase in demand beyond our current commitments in the ALS fields will require that we identify a Contract Manufacturing Organization or CMO to produce the necessary IPLEX™ to meet the demand.  We are not pursuing any third party manufacturing arrangement at this time, but if we chose to do so, we estimate that the tech transfer of our IPLEX™ production process could take 12 to 18 months once a CMO has been identified.

We could, but have no plans to, manufacture rhIGFBP-3 clinical drug substance and INSM-18 with contract manufacturers. In addition, we utilize contract manufacturers for sterile filtering, filling, finishing, labeling and analytical testing.

The number of contract manufacturers with the expertise and facilities to manufacture our products is limited and it would take a significant amount of time and resources to arrange for alternative manufacturers.  Even if we were to find alternative manufacturers, the prices they charge may not be commercially reasonable or may only be able to provide our products in a quantity that is less than our needs.  Furthermore, if we need to change to other contract manufacturers, we would also need to transfer to these new manufacturers and validate the processes and analytical methods necessary for the production and testing of our products.  Any of these factors could lead to (1) the delay or suspension of clinical studies, regulatory submissions and regulatory approvals, (2) higher costs of production, or (3) inability to commercialize our products.

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

Our supply of IPLEX™ will be exhausted approximately mid-2011.  At that time, our revenues from the EAP in Italy for cost recovery will end and, unless we execute an income generating transaction as a result of our Strategic Review Process, we will have no material sources of operating revenue.

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

We do not currently have a President and Chief Executive Officer and are not currently searching for one  as we are currently focusing on the Strategic Review Process. This may hinder the organic growth of the company in the short term.

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

Given these risks, a great deal of uncertainty exists regarding the success of any current and future collaborative efforts.  Failure of these efforts could delay, impair or prevent the development and commercialization of our products and adversely affect our business, financial condition and results of operations.

Our growth depends on acquiring complementary businesses or technologies that may not be available or, if available and purchased or licensed, might not improve our business, financial condition or results of operations.

As part of our business strategy, we expect to pursue acquisitions and could also in-license new products and technologies.  Nonetheless, we cannot assure you that we will identify suitable acquisitions or products or that we can make such acquisitions or enter into such license agreements on acceptable terms.  If we acquire businesses, those businesses may require substantial capital, and we cannot provide assurance that such capital will be available in sufficient amounts or that financing will be available in amounts and on terms that we deem acceptable.  Furthermore, the integration of acquired businesses may result in unforeseen difficulties that require a disproportionate amount of management’s attention and our other resources.  Finally, we cannot provide assurance that we will achieve productive synergies and efficiencies from these acquisitions.

We could conduct proprietary development programs with collaborators, and any conflicts with them could harm our business, financial condition and results of operations.  We could enter into collaborative relationships which would involve our collaborators conducting proprietary development programs.  Any conflict with our collaborators could reduce our ability to obtain future collaboration agreements and negatively influence our relationship with existing collaborators, which could reduce our revenues and have an adverse effect on our business, financial condition and results of operations.  Moreover, disagreements with our collaborators could develop over rights to our intellectual property.

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

We may require additional future capital in order to acquire complementary businesses or technology or continue our research and development activities.  As of December 31, 2009, we had $124 million of cash and investments on hand.  That amount may not be sufficient to meet the capital requirements of any business activity that we may generate as a result of our Strategic Review Process.  Our future capital requirements will depend on many factors, including factors associated with:

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

Our agreement with Merck prohibits us from competing with Merck in the FOB arena.

In connection with the sale of our FOB platform to Merck in March 2009, we agreed not to compete, directly or indirectly, in the U.S. with Merck in the business of developing, marketing or manufacturing the FOB products or product candidates we sold to Merck for a period of five years beginning March 31, 2009.

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

rhIGF-1 manufactured by other parties may be approved for use in other indications in the United States in the future, including ALS and ROP.  In the event there are other rhIGF-1 products approved by the FDA to treat indications other than those covered by IPLEX™, physicians may elect to prescribe a competitor’s product containing rhIGF-1 to treat the indications for which IPLEX™ has received and may receive approval.  This is commonly referred to as off-label use.  While under FDA regulations a competitor is not allowed to promote off-label use of its product, the FDA does not regulate the practice of medicine and as a result cannot direct physicians as to what product containing rhIGF-1 to prescribe to their patients.  As a result, we would have limited ability to prevent off-label use of a competitor’s product containing rhIGF-1 to treat any diseases for which we have received FDA approval, even if it violates our patents and we have orphan drug exclusivity for the use of rhIGF-1 to treat such diseases.

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

Conversion of our outstanding notes and exercise of warrants and options issued by us will dilute the ownership interest of existing shareholders.

As of February 28, 2010, the convertible notes issued by us in March 2005 and the warrants issued by us in May 2007 and March 2005 were convertible into and exercisable for up to approximately 5.4 million shares of our common stock, representing approximately four percent of our then outstanding common stock. On March 15, 2010 warrants which would convert into approximately 3.6 million shares will expire if they are not exercised by the March 15, 2010 date

As of February 28, 2010, our outstanding restricted stock, restricted stock units and stock options to our employees, officers, directors and consultants were exercisable for up to 2.6 million shares of our common stock, representing approximately an additional two percent of our then outstanding common stock.

The conversion or exercise of some or all of our convertible notes, warrants, restricted stock, restricted stock units and options will dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

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

Our common stock is listed on the Nasdaq Capital Market under the ticker symbol “INSM.”  The market price of our stock has been and may continue to be highly volatile, and announcements by us or by third parties may have a significant impact on our stock price. These announcements may include:

·	our listing status on the Nasdaq Capital Market;

·	results of our clinical studies and preclinical studies, or those of our corporate partners or our competitors;

·	our operating results;

·	developments in our relationships with corporate partners;

·	developments affecting our corporate partners;

·	negative regulatory action or regulatory approval with respect to our announcement or our competitors’ announcements of new products,

·	government regulation, reimbursement changes and governmental investigation or audits related to us or to our products,

·	developments related to our patents or other proprietary rights or those of our competitors;

·	changes in the position of securities analysts with respect to our stock;

·	operating results below the expectations of public market analysts and investors. and

·	the results of our Strategic Review Process.

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

Future sales by existing shareholders or any new shareholders receiving our shares in any transaction resulting from our Strategic Review Process may lower the price of our common stock, which could result in losses to our shareholders.  Future sales of substantial amounts of common stock in the public market, or the possibility of such sales occurring, could adversely affect prevailing market prices for our common stock or our future ability to raise capital through an offering of equity securities. Substantially all of our common stock is freely tradable in the public market without restriction under the Securities Act, unless these shares are held by our “affiliates”, as that term is defined in Rule 144 under the Securities Act.

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

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Richmond, Virginia, where we occupy approximately 18,000 square feet of space for corporate and development activities under a lease expiring in October 2016.  Our lease contains annual rent escalations of 3%.  Our annual cash cost for the Virginia space including utilities and services in fiscal 2009 were approximately $0.4 million.

On March 31, 2009 in connection with the sale of our FOB assets, we assigned the lease for our process development and manufacturing facility located in Boulder, Colorado, where we occupied approximately 25,000 square feet dedicated to cGMP production of commercial and clinical drug and quality control and 26,000 square feet of space in two adjacent facilities for additional laboratory and research and development operations, administrative functions, and cGMP warehouse and dispensing operations.  Our annual cash costs for this facility including utilities and services in 2009 were approximately $0.1 million under two operating leases that contained annual escalation of 3-5%.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock began trading on The Nasdaq SmallCap Market on June 1, 2000 and moved to the Nasdaq Global Market (formerly the Nasdaq National Market) on August 8, 2000.  On February 29, 2008 our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market as a result of a decision by the Panel in response to our appeal of the Staff Determination.

Our trading symbol is “INSM.”  The following table lists, for the periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Capital Market for both fiscal 2009 and fiscal 2008:

Fiscal Year 2009	High	Low
Fourth Quarter	$0.85	$0.70
Third Quarter	1.09	0.77
Second Quarter	2.57	0.87
First Quarter	1.13	0.40

Fiscal Year 2008	High	Low
Fourth Quarter	$0.78	$0.32
Third Quarter	0.97	0.39
Second Quarter	0.77	0.39
First Quarter	0.92	0.57

On March 1, 2010, the last reported sale price for our common stock on the Nasdaq Capital Market was $1.02 per share.  As of March 1, 2010, there were approximately 510 holders of record of our common stock.

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

PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG INSMED INCORPORATED, NASDAQ MARKET INDEX
AND NASDAQ PHARMACEUTICALS
DOLLARS
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
2004
2005
2006
2007
2008
2009
Insmed, Inc.
NASDAQ Market Index
NASDAQ Pharmaceuticals
ASSUMES $100 INVESTED ON JAN. 01, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2009

ITEM 6.	SELECTED FINANCIAL DATA

In the table below, we present historical financial data for the past five years of our operations.  We have prepared this information using consolidated financial statements for each of the five years ended December 31, 2009.  The financial statements for each of the five fiscal years ended December 31, 2009, have been audited by Ernst & Young LLP, our independent registered public accounting firm.  Ernst & Young LLP’s report on the consolidated financial statements for the year ended December 31, 2009 appears elsewhere herein.

When you read this selected historical financial data, it is important that you also read the historical financial statements and related notes in our annual and quarterly reports filed with the Securities and Exchange Commission, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31, (in thousands)
	2005	2006	2007	2008	2009

Historical Statement of Operations Data:
Revenues	$131	$1,025	$7,581	$11,699	$10,373
Operating expenses:
Cost of goods sold	-	1,490	576	-	-
Asset Impairment	-	7,103	-	-	-
Research and development	21,835	21,123	19,198	21,047	9,207
General and administrative	5,730	25,682	8,246	5,063	9,840

Total operating expenses	27,565	55,398	28,020	26,110	19,047

Operating loss	(27,434)	(54,373)	(20,439)	(14,411)	(8,674)
Loss on investments	-	-	-	(500)	-
Gain on sale of asset, net	-	-	-	-	127,474
Interest income	752	1,937	1,159	500	808
Interest expense	(14,247)	(3,703)	(682)	(1,256)	(781)

Income or (loss) before income taxes	(40,929)	(56,139)	(19,962)	(15,667)	118,827
Income tax expense	-	-	-	-	(477)

Net income or (loss)	(40,929)	(56,139)	(19,962)	(15,667)	118,350

Basic net income (loss) per share	(0.84)	(0.59)	(0.17)	(0.13)	0.93
Weighted average shares	48,742	95,321	114,682	122,132	127,115
Diluted net income (loss) per share	(0.84)	(0.59)	(0.17)	(0.13)	0.93
Weighted average shares	48,742	95,321	114,682	122,132	127,270

Historical Balance Sheet Data:
Cash, cash equivalents and short-term investments	$18,835	$24,112	$16,479	$2,397	$122,181
Total assets	22,870	28,348	19,500	4,758	126,695
Long-term debt, net	6,437	3,161	2,113	487	-
Stockholders' equity (deficit)	10,529	13,880	11,488	(2,823)	123,914

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion also should be read in conjunction with the Consolidated Financial Statements and notes thereto.

 Overview

We are a biopharmaceutical company with expertise in recombinant protein drug development.  Our corporate office is located in Richmond, Virginia.

On March 31, 2009, we completed the sale of our FOB platform to Merck & Co., Inc. (“Merck”) for an aggregate purchase price of $130 million.  As part of this transaction, Merck assumed the lease of our Boulder, Colorado-based manufacturing facility (which was also used to manufacture IPLEX™) and acquired ownership of all the equipment in the building.  In addition, Merck offered positions to employees at the Boulder facility.  We retained our Richmond, Virginia corporate office, which houses our clinical, regulatory, finance and administrative functions, in support of our IPLEX™ program. After fees, taxes and other expenses related to the transaction, we received total net proceeds of approximately $127 million.  We retained our Richmond, VA corporate office, which houses our Clinical, Regulatory, Finance, and Administrative functions, in support of the continuing IPLEX™ program.

Until the sale of our follow-on biologics platform, we pursued a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs.  Following the sale of our follow-on biologics assets, we have engaged the services of RBC Capital Markets to act as financial advisor in evaluating other options for use of these proceeds from sale of our FOB business to Merck. These options could include acquisitions of complimentary businesses or technologies, product licensing or mergers, and could also include share repurchase or the distribution of a portion of the proceeds to shareholders if we do not find attractive acquisition or licensing opportunities. In parallel we also intend to continue to focus on our proprietary protein platform and our product, the FDA-approved IPLEX™, which is in various stages of development for a number of serious medical conditions. Based on a comprehensive market analysis, our current resource allocation strategy for IPLEX™ is focused on Amyotrophic Lateral Sclerosis (“ALS”), also known as Lou Gehrig’s disease and Retinopathy of Prematurity (“ROP”).

In April 2009, we engaged RBC Capital Markets (“RBC”) as our financial advisor to assist us in evaluating strategic options (the “Strategic Review Process”) for use of the FOB sales proceeds. These options could include acquisitions of complimentary businesses or technologies, product licensing or mergers, and could also include share repurchases or the distribution to shareholders of all or part of the remaining FOB sales proceeds if we do not find attractive acquisition, licensing or merger opportunities.

On June 2009, we announced that Geoffrey Allan, Ph.D., resigned as our President, Chief Executive Officer and Chairman of the Board due to a health condition.  Dr. Allan had held these positions since our company was formed in 1999.  Mel Sharoky, M.D., one of our directors, assumed the role of Chairman of the Board.  Pending the completion of the Strategic Review Process, we have decided not to hire a new President and Chief Executive Officer.

In June 2009, we announced results from our exploratory U.S. Phase II clinical trial evaluating IPLEXTM in patients with myotonic muscular dystrophy ("MMD").  The trial explored measures of endurance, muscle function and strength, cognitive function, gastrointestinal function, general health, pain, quality of life, insulin sensitivity, lipid metabolism, and safety and tolerability of IPLEXTM.  The results of the trial indicated that IPLEXTM did not exhibit a statistically significant improvement in the functional measure of endurance by the six-minute walk test, muscle function, strength, cognitive function, general health, pain, or quality of life in any of the tests utilized in this study.  IPLEXTM did, however, demonstrate improvements in standard measures of insulin sensitivity and reductions in fasting glucose, fasting insulin, cholesterol and triglycerides, which is consistent with the expected metabolic profile of insulin-like growth factor. Pending the completion of the Strategic Review Process, we have decided not to conduct further clinical trials focused on MMD patients.

Following the transfer of our  Boulder, Colorado manufacturing facility to Merck, we no longer have the capability to manufacture IPLEX™, which is an extremely complicated drug to produce.  Any agreement with a third party to undertake the manufacture of IPLEX™ would not result in production of additional quantities of IPLEX™ for at least 12 to 18 months.  We are not actively exploring any third party manufacturing arrangements for IPLEX™ at this time.  Since we no longer have a facility to manufacture IPLEX™, we announced in July 2009 that we would conserve our limited inventory of IPLEX™ on hand  for the treatment of existing patients, would cease the supply of IPLEX™ to any new patients, and would not initiate further clinical trials with IPLEX™ (including a Phase II clinical trial for ALS patients in the U.S. discussed with the U.S. Food and Drug Administration (“FDA”) in early 2009).  We plan, however, to continue to collect and analyze data for the ROP and ALS indications.

 There are approximately 51 patients who currently receive IPLEX™, 9 in the U.S. and the remainder around the rest of the world. Most of the patients receive IPLEX™ pursuant to a court-ordered Expanded Access Program (EAP) for ALS in Italy, pursuant to which we have received most of our operating revenues in the form of cost recovery charges. The 9 U.S. patients are being treated for ALS under single patient Investigational New Drug applications approved by the U.S. Food and Drug Administration (“FDA”). We believe that we have sufficient IPLEX™ inventory to supply these existing patients into approximately mid-2011 at which time our primary source of operating revenues will cease.

Until the extraordinary gain generated by the sale of our FOB platform to Merck, we have not been profitable. We have accumulated deficits of approximately $230 million through December 31, 2009. When our IPLEX™ product inventory is depleted, our primary source of income will be interest earned on the FOB sales proceeds, unless an income generating activity results from our Strategic Review Process.

    Until the recent sale of our manufacturing facility to Merck, we had not been profitable and have accumulated deficits of approximately $230 million through December 31, 2009. Following the sale of our FOB assets to Merck, we operated on a cash neutral basis as a result of revenues on our Expanded Access Program and interest on the net proceeds of the sale of our FOB assets, offsetting our ongoing base costs. Moving forward our major source of income will continue to be the cost recovery charges for our Expanded Access Program and our major expenses will be related to due diligence for the ongoing corporate strategic review together with some research and development expenses.  In general, our expenditures may increase as development of our product candidate’s progresses.  However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

Research and Development Activities

Since we began operations in late 1999, we have devoted substantially all of our resources to the research and development of a number of product candidates for metabolic and endocrine diseases.  Until the sale of our FOB platform on March 31, 2009, our research and development efforts were principally focused on pursuing a dual path strategy involving entry into the FOB arena  and advancing our proprietary protein platform into niche markets with unmet needs.  Our focus is now principally on our proprietary protein platform. Our lead proprietary protein product, the FDA-approved IPLEX™, has been studied as a treatment for several serious medical conditions including ALS and ROP.  We conduct very little of our own preclinical laboratory research.  We have outsourced several Phase II clinical studies with IPLEX™ and our other anti-cancer product candidates, INSM-18 and rhIGFBP-3, and have no plans to conduct additional clinical studies at this time.

All of our research and development expenditures, whether conducted by our own staff or by external scientists on our behalf and at our expense, are recorded as expenses as incurred and were approximately $19.2 million, $21.0 million and $9.2 million for the years ended December 31, 2007, 2008 and 2009, respectively.  Research and development expenses consist primarily of salaries and related expenses, costs to develop and manufacture products and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

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

At present we expect research of IPLEX™ in the ALS indication to represent our main research and development effort for 2010, although we currently do not expect research and development expenses in this area to be material. This may change, however if, following the Strategic Review Process, we identify an opportunity which changes the focus of the Company

Our clinical trials with our product candidates are subject to numerous risks and uncertainties that are outside of our control, including the possibility that necessary regulatory approvals may not be obtained.  For example, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

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

Any significant delays that occur or additional expenses that we incur may have a material adverse affect on our financial position and may require us to raise additional capital sooner or in larger amounts than is presently expected. In addition, as a result of the risks and uncertainties related to the development and approval of our product candidates and the additional uncertainties related to our ability to market and sell these products once approved for commercial sale, we are unable to provide a meaningful prediction regarding the period in which material net cash inflows from any of these projects is expected to become available.

 Results of Operations

 Fiscal 2009 compared to Fiscal 2008

For the 12-months ended December 31, 2009, revenues totaled $10.4 million, as compared to $11.7 million in the 12-months of 2008.  Consistent with fourth quarter results, the decrease was primarily attributable to a year-over-year decrease of $1.3 million in cost recovery from our IPLEX™ EAP in Europe.

Net income for the 12-months ended December 31, 2009 was $118.4 million, or $0.93 per share, compared to a net loss of $15.7 million, or $0.13 per share, for the corresponding 12-months of 2008.  This $134.0 million improvement was primarily due to the $127.0 million after tax gain on sale of our FOB assets to Merck, combined with a $7.1 million decrease in total expenses, a $0.3 million improvement in investment returns, a $0.5 million decrease in interest expense, and a $0.5 million reduction in the realized loss on investments, which were partially offset by a $1.3 million reduction in net revenue.

The $7.1 million decrease in total expenses was due to an $11.8 million reduction in R&D expenses, which was partially offset by a $4.7 million increase in SG&A expenses.

The $11.8 million reduction in R&D expenses was due primarily to a decrease in manufacturing expenses following the sale of our FOB assets in March 2009.  The $4.7 million increase in SG&A expenses was due largely to a combination of the recognition of stock compensation expense for the restricted stock and restricted stock units that vested on March 31, 2009, and the award of bonuses, together with the increased finance, legal and consulting fees related to the ongoing strategic review.  The improved return on investments reflected the increased cash position, the lower interest expense was again due to the reduction in debt discount amortization and the $0.5 million reduction in investment loss was due to the write-off of the NAPO investment, which occurred in 2008.

As of December 31, 2009, Insmed had total cash, cash equivalents, short-term investments, and certificate of deposits on hand totaling $124.3 million, consisting of $122.2 million in cash and short term investments and $2.1 million in a certificate of deposit, as compared to $2.4 million of cash on hand as of December 31, 2008.  The $121.9 million increase in total cash was due to the $127.5 million in before tax proceeds from the sale of Insmed's FOB assets to Merck, $4.1 million from the conversion of warrants and options into common stock, the release of a $2.1 million previously restricted certificate of deposit, and a $0.4 million increase in unrealized gains on investments, which was partially offset by $11.0 million utilized to fund operations and $1.2 million for the partial repayment of the Company's 2005 convertible notes.

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

 Liquidity and Capital Resources

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point where FDA approval for sales is received.  In our financial management, we have generally sought to raise the funds necessary for such development primarily through the issuance of equity securities in private placement transactions.  However, we may pursue additional financing options, including entering into agreements with collaborative partners in order to provide milestone payments, license fees and equity investments.

We have funded our operations to date through public and private placements of debt and equity securities and the proceeds from the sale of our FOB platform to Merck.  We will continue to incur losses to the extent we expand our research and development and do not expect material revenues for at least the next several years  Furthermore, revenues from our EAP in Italy associated with cost recovery will be eliminated by approximately mid-2011, when our current IPLEXTM inventory is depleted.  At December 31, 2009, our cash and investments were approximately $124.3 million, and were invested in money market instruments, treasuries, municipal bonds and mutual funds.  This is an increase of $121.9 million from fiscal 2008, as a result of our sale of our FOB platform to Merck and our cash use during the year.

Expenditures in fiscal 2009 were principally related to research and development, clinical trial activity, manufacturing activity and administrative activity at our sites in Boulder, Colorado, and Richmond, Virginia and due diligence expenses related to our ongoing Strategic Review Process.  Planned expenditures in 2010 include continued Strategic Review Process due diligence expenses, the funding of our ongoing research and development activity, and general and administrative support costs.

On March 31, 2009, we completed the sale of our FOB platform for an aggregate purchase price of $130 million.  After fees, taxes and other costs related to the transaction, we received net proceeds of approximately $127 million as a result of this transaction. We believe these net proceeds will provide sufficient liquidity for us to continue as a going concern.

Even though we currently have sufficient funds to meet our financial needs for the upcoming year, our business strategy may require us additional capital through debt or equity sales.  In the future, we may require additional funds for the continued development of our potential product candidates or to pursue the acquisition of complementary businesses or technologies.  There can be no assurance that adequate funds will be available when we need them or on favorable terms.  If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

We could, but have no plans to, enter into agreement with corporate partners in order to fund operations through milestone payments, license fees and equity investments.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to investors.

Contractual Obligations

We are obligated to make future payments under various contracts as set forth below:

	Payments Due by Years (in thousands)
						2014
	Total	2010	2011	2012	2013	& Beyond

Operating lease obligations	$3,060	$428	$424	$431	$445	$1,332
Short term debt (1)	232	232	-	-	-	-
	$3,292	$660	$424	$431	$445	$1,332

 (1) Short-term debt obligations reflect the future interest and principal payments of the Company’s convertible notes outstanding as of December 31, 2009.  We began repaying these notes in quarterly installments, beginning on March 1, 2008.  We made our final payment on the notes on March 1, 2010.

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

Revenue Recognition

We record revenue from product sales when the goods are delivered and title passes to the customer.  At the time of sale, estimates for sales deductions, including rebates to government agencies, are recorded.  These provisions are provided for in the same period the related product sales are recorded. Following our settlement agreement with Tercica and Genentech on March 5, 2007, we ceased to supply IPLEX™ to patients and discontinued sales of IPLEX™ for short stature disorders as of March 7, 2007.  Revenue from our Expanded Access Program in Italy is recognized when the drugs have been provided to program patients and collectibility is assured.  Royalties that were paid to Tercica and Genentech are netted against Expanded Access Program revenue.  License income is recognized as revenue when the milestones are achieved and payments are due.  Grant revenue is recognized once payment has been received.

Stock-Based Compensation

We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2006, using the “modified prospective transition method”. Currently, we use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expect to continue to use this option valuation model.  Under that transition method, compensation cost recognized during the year included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair valued.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at December 31, 2009, had $124.3 million invested in money market instruments, treasuries, municipal bonds and mutual funds.  Such investments are subject to interest rate and credit risk and are not insured by the federal government.  Our policy of investing in highly rated securities whose liquidities at December 31, 2009, are all less than two years minimizes such risks.  In addition, while a hypothetical one percent per annum decrease in market interest rates would have reduced our interest income for fiscal 2010, it would not have resulted in a loss of the principal and the decline in interest income would have been immaterial.  Our purpose in making these investments is to generate investment income.

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

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of certain members of our management, including our Chief Financial Officer (who serves as both our principal executive officer and principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, as of December 31, 2009, our Chief Financial Officer has concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

          Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

          Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting.  The report of Ernst & Young LLP is contained in Item 15 of this Annual Report on Form 10-K.

          There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                     OTHER INFORMATION

None.

PART III

ITEM 10.                     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Election of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission.

ITEM 11.                     EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and insider Participation” and “Directors Compensation” in our definitive proxy statement for our 2010 annual meeting of stockholders to be filed with the securities and Exchange Commission.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Compensation Discussion and Analysis” in our definitive proxy statement for our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSATIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Election of Directors” and “Related Party Transactions” in our definitive proxy statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission.

ITEM 14.                     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the discussion responsive thereto under the caption “Designation of Auditors” in our definitive proxy statement for our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1.	FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page F-1:

(i)	Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

(ii)	Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

(iii)	Consolidated Balance Sheets

(iv)	Consolidated Statements of Operations

(v)	Consolidated Statements of Stockholders’ Equity (Deficit)

(vi)	Consolidated Statements of Cash Flows

(vii)	Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES.

None required.

3.	EXHIBITS.

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.  Exhibits 10.1, 10.2, 10.14, 10.16, 10.17, 10.19, 10.20, 10.21,10.22, 10.26, 10.27 and 10.28  constitute management contracts or compensatory plans or arrangements required to be filed as exhibits hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richmond, Commonwealth of Virginia, on the 15th day of March, 2010.

Insmed Incorporated
a Virginia corporation
(Registrant)

By:          /s/    Kevin P. Tully, C.G.A.

                         Kevin P. Tully, C.G.A.
                        Chief Principal Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March, 2010.

Signature	Title

/s/ Melvin Sharoky, M.D. Melvin Sharoky, M.D.	Chairman of the Board

/s/ Kevin P. Tully, C.G.A. Kevin P. Tully C.G.A	Chief Financial Officer (Principal Financial Officer) and Executive Vice President

/s/ Kenneth G. Condon Kenneth G. Condon	Director

/s/ Graham K. Crooke, MB.BS Graham K. Crooke, MB.BS	Director

/s/ Steinar J. Engelsen, M.D. Steinar J. Engelsen, M.D.	Director

/s/ Dennis Lanfear Dennis Lanfear	Director

/s/ Randall W. Whitcomb, M.D. Randall W. Whitcomb, M.D.	Director

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Insmed Incorporated

We have audited Insmed Incorporated’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Insmed Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Insmed Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insmed Incorporated as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
March 15, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Insmed Incorporated

We have audited the accompanying consolidated balance sheets of Insmed Incorporated as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insmed Incorporated at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insmed Incorporated’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia
March 15, 2010

INSMED INCORPORATED

CONSOLIDATED BALANCE SHEETS

 (in thousands, except per share data)

	December 31,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$12,740	$2,145
Short-term investments	109,441	252
Income tax receivable	2,023	-
Accounts receivable, net	245	122
Prepaid expenses	159	74
Total current assets	124,608	2,593

Long-term assets:
Certificate of deposit	2,085	-
Restricted cash, long-term	-	2,095
Deferred financing costs, net	2	70
Total long-term assets	2,087	2,165

Total assets	$126,695	$4,758

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$312	$1,277
Accrued project costs & other	1,150	936
Payroll liabilities	580	453
Restricted stock unit liability	-	113
Interest payable	1	13
Deferred rent	132	168
Deferred revenue	398	302

Convertible debt	231	2,211
Debt discount	(23)	(596)
Net convertible debt	208	1,615

Total current liabilities	2,781	4,877

Long-term liabilities:
Convertible debt	-	553
Debt discount	-	(66)
Net long-term convertible debt	-	487

Asset retirement obligation	-	2,217

Total liabilities	2,781	7,581

Stockholders' equity (deficit):
Common stock; $.01 par value; authorized shares 500,000,000; issued and outstanding shares, 130,208,099 in 2009 and 122,494,010 in 2008	1,302	1,225
Additional paid-in capital	350,243	342,378
Accumulated deficit	(228,076)	(346,426)
Accumulated other comprehensive gain:
Unrealized gain on investment	445	-
Net stockholders' equity (deficit)	123,914	(2,823)

Total liabilities and stockholders' equity (deficit)	$126,695	$4,758

See accompanying notes.

INSMED INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Twelve Months Ended
	December 31,
	2009	2008	2007

Sales, net	$-	$-	$423
Royalties	129	144	121
License income	-	-	1,607
Grant revenue	1,044	1,044	-
Other expanded access program income, net	9,200	10,511	5,430
Total revenues	10,373	11,699	7,581

Operating expenses:
Cost of goods sold	-	-	576
Research and development	9,207	21,047	19,198
Selling, general and administrative	9,840	5,063	8,246
Total expenses	19,047	26,110	28,020

Operating loss	(8,674)	(14,411)	(20,439)

Investment income	808	500	1,159
Realized loss on investments	-	(500)	-
Interest expense	(781)	(1,256)	(682)
Gain on sale of asset, net	127,474	-	-
Income (loss) before taxes	118,827	(15,667)	(19,962)

Income tax expense	477	-	-

Net income (loss)	$118,350	$(15,667)	$(19,962)

Basic net income (loss) per share	$0.93	$(0.13)	$(0.17)

Shares used in computing basic net income (loss) per share	127,115	122,132	114,682

Diluted net income (loss) per share	$0.93	$(0.13)	$(0.17)

Shares used in computing diluted net income (loss) per share	127,270	122,132	114,682

See accompanying notes.

INSMED INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(in thousands, except share amounts)

				Accumulated
				Other
	Common	Additional	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2006	$1,013	$323,664	$(310,797)	$-	$13,880
Comprehensive earnings:
Net loss			(19,962)		(19,962)
Unrealized loss on investment				(242)	(242)
Comprehensive loss	-	-			(20,204)
Issuance of 18,000 shares of common
stock upon exercise of stock options	-	9	-	-	9
Issuance of 186,870 shares of common
stock from Employee Stock Purchase Plan	2	127	-	-	129
Issuance of 116,573 shares of common
stock upon conversion of notes	1	150			151
Issuance of 20,255,367 shares of common
stock for cash, net of offering costs
of $1,266,135	203	16,761	-	-	16,964
Recognition of stock compensation
expense for consultants	-	38	-	-	38
Stock compensation expense	-	521	-	-	521
Balance at December 31, 2007	1,219	341,270	(330,759)	(242)	11,488
Comprehensive earnings:
Net loss			(15,667)		(15,667)
Realized gain on investment				242	242
Comprehensive loss	-	-			(15,425)
Issuance of 349,698 shares of common
stock from Employee Stock Purchase Plan	4	117	-	-	121
Issuance of 240,000 shares of common
stock for consulting services	2	141	-	-	143
Stock compensation expense	-	850	-	-	850
Balance at December 31, 2008	1,225	342,378	(346,426)	-	(2,823)
Comprehensive earnings:
Net income			118,350		118,350
Unrealized gain on investment				445	445
Comprehensive income					118,795
Issuance of 2,927,450 shares of common
stock for warrant exercises	29	3,462	-	-	3,491
Issuance of 3,253,136 shares of common
stock upon issuance of restricted stock awards	33	1,396	-	-	1,429
Issuance of 533,650 shares of common
stock upon exercise of stock options	5	575	-	-	580
Issuance of 999,853 shares of common
stock upon conversion of notes	10	1,285			1,295
Stock compensation expense	-	1,147	-	-	1,147
Balance at December 31, 2009	$1,302	$350,243	$(228,076)	$445	$123,914

See accompanying notes.

INSMED INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

	Twelve Months Ended
	December 31,
	2009	2008	2007
Operating activities
Net income (loss)	$118,350	$(15,667)	$(19,962)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	707	1,043	406
Stock based compensation expense	2,542	850	521
Gain on sale of asset, net	(127,474)	-	-
Stock options issued for services	-	143	38
Realized loss on investments	-	500	-
Changes in operating assets and liabilities:
Income tax receivable	(2,023)	-	-
Accounts receivable	(123)	128	(9)
Inventory	-	-	576
Prepaid expenses	(85)	170	(157)
Accounts payable	(965)	373	(6,282)
Accrued project costs & other	214	433	(612)
Payroll liabilities	127	(178)	(671)
Deferred rent	(36)	53	61
Deferred revenue	96	57	245
Restricted stock unit liability	(113)	113	-
Asset retirement obligation	(2,217)	-	591
Interest payable	(12)	(10)	-
Net cash used in operating activities	(11,012)	(11,992)	(25,255)

Investing activities
Cash received from asset sale	127,474	-	-
Change in certificate of deposits	10	-	-
Decreases in short-term investments	-	12,673	9,066
Purchases of short-term investments	(108,744)	-	(500)
Net cash provided by investing activities	18,740	12,673	8,566

Financing activities
Proceeds from issuance of common stock	580	-	16,964
Repayment of convertible notes	(1,246)	(2,211)	-
Warrants converted into shares	3,491	-	-
Other	42	121	1,158
Net cash provided by (used in) financing activities	2,867	(2,090)	18,122

Increase (decrease) in cash and cash equivalents	10,595	(1,409)	1,433
Cash and cash equivalents at beginning of period	2,145	3,554	2,121

Cash and cash equivalents at end of period	$12,740	$2,145	$3,554

Supplemental information
Cash paid for interest	$82	$234	$279
Cash paid for taxes	2,795	-	-

See accompanying notes.

INSMED INCORPORATED

NOTES TO

CONSOLIDATED FINANCIAL STATEMENTS

1.           Description of the Business and Summary of Significant Accounting Policies

We are a biopharmaceutical company with expertise in recombinant protein drug development.  Our corporate office is located in Richmond, Virginia.

Until 2009, we were actively engaged in pursuing a dual path strategy involving entry into the follow-on biologics (“FOB”) arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform, centered on our proprietary IPLEX™ product, into niche markets with unmet needs.  IPLEX™ is in various stages of development for a number of serious medical conditions, including Amyotrophic Lateral Sclerosis (ALS), also known as Lou Gehrig’s disease, and Retinopathy of prematurity (“ROP”),

On March 31, 2009, we completed the sale of our FOB platform to Merck & Co., Inc. (“Merck”) for an aggregate purchase price of $130 million.  As part of this transaction, Merck assumed the lease of our Boulder, Colorado-based manufacturing facility (which was also used to manufacture IPLEX™) and acquired ownership of all the equipment in the building.  In addition, Merck offered positions to employees at the Boulder facility.  We retained our Richmond, Virginia corporate office, which houses our clinical, regulatory, finance and administrative functions, in support of our IPLEX™ program.  After fees, taxes and other expenses related to the transaction, we received total net proceeds of  approximately $127 million.

In April 2009, we engaged RBC Capital Markets as our financial advisor to assist us in evaluating strategic options (the “Strategic Review Process”) for use of the FOB sales proceeds. These options could include acquisitions of complimentary businesses or technologies, product licensing or mergers, and could also include share repurchases or the distribution to shareholders of the remaining FOB sales proceeds if we do not find attractive acquisition, licensing or merger opportunities.

On  June15, 2009, we announced that Geoffrey Allan, Ph.D., resigned as our President, Chief Executive Officer and Chairman of the Board due to a health condition.  Dr. Allan had held these positions since our company was formed in 1999.  Mel Sharoky, M.D., one of our directors, assumed the role of Chairman of the Board.  Pending the completion of the Strategic Review Process, we have decided not to hire a new President and Chief Executive Officer.

In June 2009, we announced results from our exploratory U.S. Phase II clinical trial evaluating IPLEXTM in patients with myotonic muscular dystrophy ("MMD").  The trial explored measures of endurance, muscle function and strength, cognitive function, gastrointestinal function, general health, pain, quality of life, insulin sensitivity, lipid metabolism, and safety and tolerability of IPLEXTM.  The results of the trial indicated that IPLEXTM did not exhibit a statistically significant improvement in the functional measure of endurance by the six-minute walk test, muscle function, strength, cognitive function, general health, pain, or quality of life in any of the tests utilized in this study.  IPLEXTM did, however, demonstrate improvements in standard measures of insulin sensitivity and reductions in fasting glucose, fasting insulin, cholesterol and triglycerides, which is consistent with the expected metabolic profile of insulin-like growth factor. Pending the completion of the Strategic Review Process, we have decided not to conduct further clinical trials focused on MMD patients.

Following the transfer of our Boulder, Colorado manufacturing facility to Merck, we no longer have the capability to manufacture IPLEX™, which is an extremely complicated drug to produce.  Any agreement with a third party to undertake the manufacture of IPLEX™ would not result in production of additional quantities of IPLEX™ for at least 12 to 18 months.  We are not actively exploring any third party manufacturing arrangements for IPLEX™ at this time.  Since we no longer have a facility to manufacture IPLEX™, we announced in July 2009 that we would conserve our limited inventory of IPLEX™ on hand  for the treatment of existing patients, would cease the supply of IPLEX™ to any new patients, and would not initiate further clinical trials with IPLEX™ (including a Phase II clinical trial for ALS patients in the U.S. discussed with the FDA in early 2009).  We plan, however, to continue to collect and analyze data for the  ALS indication and liaise with Premacure on ROP .

 There are approximately 51 patients who currently receive IPLEX™, 9 in the U.S. and the remainder around the rest of the world. Most of the patients receive IPLEX™ pursuant to a court-ordered Expanded Access Program (EAP) for ALS in Italy, pursuant to which we have received most of our recent operating revenues in the form of cost recovery charges. The 9 U.S. patients are being treated for ALS under single patient Investigational New Drug applications approved by the FDA.  We believe that we have sufficient IPLEX™ inventory to supply these existing patients into mid-2011, at which time our primary source of operating revenues will cease.

Until the gain generated by the sale of our FOB platform to Merck, we have not been profitable. We have accumulated deficits of approximately $230 million through December 31, 2009. When our IPLEX™ product inventory is depleted, our primary source of income will be interest earned on the FOB sales proceeds, unless an income generating activity results from our Strategic Review Process.

On February 12, 2009 we announced that we had entered into a definitive agreement with Merck & Co., Inc. (“Merck”) whereby Merck, through an affiliate, would purchase all assets related to our FOB platform.  On March 31, 2009, we completed the sale of these assets for an aggregate purchase price of $130 million. After fees, taxes and other costs related to the transaction, we received net proceeds of  approximately $127 million as a result of this transaction.  We did not incur any severance expenses as a result of the transfer of assets and employees to Merck.

As part of this transaction, Merck assumed the lease of our Boulder, Colorado-based manufacturing facility and acquired ownership of all the equipment in the building.  In addition, upon closing of the transaction, Merck offered positions to employees of the Boulder facility.  We retain our Richmond, VA corporate office, which houses our Clinical, Regulatory, Finance, and Administrative functions, in support of the continuing IPLEX™ program. The transfer of the Boulder facility to Merck took away our internal IPLEX™ production capability. We believe however, that we have sufficient inventory of IPLEX™ to support our ongoing ALS EAP in the U.S. and Europe into mid-2011. Any requirements for IPLEX™ beyond mid-2011 or any significant increase in demand beyond our current commitments in the ALS fields will require that we identify a Contract Manufacturing Organization (‘CMO”) to produce the necessary IPLEX™ to meet the demand. We estimate that the tech transfer of our IPLEX™ production process could take 12 to 18 months once a CMO has been identified.

Until the sale of our follow-on biologics platform, we pursued a dual path strategy involving entry into the FOB arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs.  Following the sale of our follow-on biologics assets, we plan to continue to support our proprietary protein platform and our product, the FDA-approved IPLEX™, which is in various stages of development for a number of serious medical conditions including Amyotrophic Lateral Sclerosis (“ALS”), also known as Lou Gehrig’s disease and Retinopathy of Prematurity (“ROP”).

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

Subsequent Events

We have evaluated all subsequent events through the date the financial statements were issued – no material recognized or non-recognizable subsequent events were identified.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers investments with maturities of three months or less when purchased to be cash equivalents. Short-term investments are available for sale and consist primarily of short-term government agency bonds, U. S. treasuries and mutual funds.  These securities are carried at market, which approximates cost and are classified as either Level 1 or 2 as defined in the ASC 820, Fair Value Measurements and Disclosures fair value hierarchy. The cost of the specific security sold is used to compute the gain or loss on the sale of marketable securities.

On April 14, 2004, we announced that we had acquired a lease to operate a recombinant protein manufacturing facility located in Boulder, Colorado. We intended to use the facility for the commercial manufacture of our FDA approved product, IPLEX™. On June 20, 2007, we notified our landlord that we wish to renew our lease.  In November 2007 we provided a new Letter of Credit (“LOC”) to the landlord of the manufacturing facility in the amount of $2.1 million to cover facility restoration expenses upon termination of the lease. This LOC was supported by a certificate of deposit which was classified as restricted cash on the balance sheet.  Pursuant to the transfer of this lease to Merck on March 31, 2009 we no longer were required to maintain the LOC and we reversed the accrued restoration expenses of $2.2 million that were recorded in asset retirement obligations on the balance sheet in prior years. Accretion expense for the years ended December 31, 2009, 2008 and 2007 totaled zero, zero and $0.6 million, respectively.

Fair Value of Financial Instruments

    We consider the recorded cost of our financial assets and liabilities, which consist primarily of cash, cash equivalents and short-term investments, to approximate the fair value of the respective assets and liabilities at December 31, 2009 and 2008 due to the short-term maturities of these instruments. Please see Note 11 for further discussion on fair value of our cash and investments.  We also hold an investment in NAPO Pharmaceuticals, Inc. (“NAPO”), which was previously classified as an “available-for-sale” security but was considered other than temporary impaired as NAPO was de-listed from the London Stock Exchange in 2008.  This amount is reported as a loss on investments on our consolidated statement of operations.  The carrying value of the convertible debt is $208,000 which approximates fair value. This is calculated using the intrinsic value of the conversion feature.

Stock-Based Compensation

In some instances, we receive employee services in exchange for providing equity instruments of the company or liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. These share-based transactions are accounted for using a fair-value-based method to recognize non-cash compensation expense; this expense is recognized ratably over the requisite service period, which generally equals the vesting period of options, and is adjusted for expected forfeitures.

Revenue Recognition

We record revenue from product sales when the goods are delivered and title passes to the customer.  At the time of sale, estimates for sales deductions, including rebates to government agencies, are recorded.  These provisions are provided for in the same period the related product sales are recorded. Following our settlement agreement with Tercica and Genentech on March 5, 2007, we ceased to supply IPLEX™ to patients and discontinued sales of IPLEX™ for short stature disorders as of March 7, 2007.  Revenue from our Expanded Access Program in Italy is recognized when the drugs have been provided to program patients and collectibility is assured.  Royalties that were paid to Tercica and Genentech are netted against Expanded Access Program revenue.  License income is recognized as revenue when the milestones are achieved and payments are due.  Grant revenue is recognized once payment has been received.  Shipping and handling costs charged to customers are included in revenue and totaled $0.2 million, $0.4 million and $0.3 million for 2009, 2008 and for 2007, respectively.

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

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

In June 2006, FASB issued a new standard for accounting for uncertainty in income taxes.  This new standard clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized. It also provides guidance on disclosure requirements, measurement and classification provisions, and transition requirements. We implemented this new standard on January 1, 2007 and due to the accumulated loss position of the Company, such implementation did not have a material impact on our consolidated financial statements.

Net Income ( Loss) Per Share

Basic net income /(loss) per share is computed based upon the weighted average number of common shares outstanding during the year.  For years 2008 and 2007 the Company’s diluted net income (loss) per share is the same as its basic net income (loss) per share because all stock options, warrants, and other potentially dilutive securities are antidilutive and, therefore, excluded from the calculation of diluted net income (loss) per share.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Twelve Months Ended December 31,
	2009	2008	2007

(in thousands except per share data)
Numerator:
Net income (loss) for basic and diluted earnings per share	$116,968	$(15,667)	$(19,962)
Denominator:
Weighted average shares for basic earnings per share	127,115	122,132	114,682
Effect of dilutive securities:
Convertible debt	-	-	-
Warrants	-	-	-
Stock options and restricted stock	155	-	-
Denominator for diluted earnings per share	127,270	122,132	114,682
Basic earnings (loss) per share	0.92	(0.13)	(0.17)
Diluted earnings (loss) per share	0.92	(0.13)	(0.17)

For the years ended 2008 and 2007, our diluted net loss per share was the same as our basic net loss per share because all stock options, warrants, and other potentially dilutive securities were antidilutive and, therefore, excluded from the calculation of diluted net loss per share.  Also, our average stock price for the year ended December 31, 2009 was $0.98, therefore any warrant, option or convertible note that contained a strike price above this amount was excluded from diluted earnings per share.

Segment Information

The Company currently operates in one business segment, which is the development and commercialization of pharmaceutical products for the treatment of metabolic and endocrine diseases.  The Company is managed and operated as one business.  A single management team that reports to the Chairman of the Board comprehensively manages the entire business.  The Company does not operate separate lines of business with respect to its products or product candidates.  Accordingly, the Company does not have separately reportable segments.

Recent Accounting Pronouncements

In June 2008, FASB ratified an issue related to transition guidance for conforming changes.  Conforming changes made to the issue of accounting for convertible securities with beneficial conversion features or contingently adjustable conversion ratios, that result from certain convertible instruments, and accounting for certain financial instruments with characteristics of both liabilities and equity, is effective for the Company as of January 1, 2009.  The adoption of this issue did not have an impact on our financial statements.

In May 2008, FASB issued a position on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  This position requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer's non−convertible debt borrowing rate when interest cost is recognized in subsequent periods.  This issue was effective for us as of January 1, 2009, but the adoption had no impact on our financial statements.

In May 2009, the FASB issued a new standard pertaining to subsequent events which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The pronouncement provides, (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  We have reflected the recognition and disclosure requirements of this standard in this form 10K.

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

2.           Risks and Uncertainties

For the period from inception to December 31, 2009, the Company has incurred recurring operating losses and has accumulated a deficit of $230 million. During 2009, the Company recognized net income of $118 million principally due to the sale of our follow-on biologics assets and manufacturing facility to Merck for $130 million on March 31, 2009.  Our net cash used in operations for 2009 was $11 million.

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

As of June 1, 2005, the holders of the 2005 Notes began to receive interest payments at a rate of 5.5% per annum, and such interest payments are payable quarterly until March 1, 2010. As of March 1, 2008, the 2005 Notes matured and beginning on March 1, 2008, the holders of the 2005 Notes were entitled to receive nine quarterly installments of $552,778 in the aggregate each quarter.  Any outstanding 2005 Notes had to be repaid in cash or converted into shares of our common stock (at the option of the holder) by March 1, 2010. Subject to the terms of the 2005 Note purchase agreements, the holders of the 2005 Notes could have converted such notes into shares of our common stock at a conversion price of $1.295 per share (as adjusted in accordance with certain adjustments for stock splits, dividends and the like) at any time prior to the close of business on March 1, 2010. Between April 1, 2005 and December 31, 2009, we received notices from certain holders of the 2005 Notes electing to voluntarily convert approximately $31,311,301 principal amount of such notes into approximately 24,185,181 shares of our common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the 2005 Notes.  Following such conversions and principal repayment as of December 31, 2009, $230,556 principal amount of the 2005 Notes remained outstanding.  On March 1, 2010 our final payment to the remaining convertible note holders was paid. The 2005 Warrants were initially exercisable in the aggregate for 14,864,883 shares of common stock at an exercise price of $1.36 per share. In connection with our May 2007 public stock offering, the exercise price of the 2005 Warrants was reduced to $1.21 per share and the 2005 Warrants are currently exercisable into the aggregate of 3,615,320 shares of common stock. The 2005 Warrants expire on March 15, 2010 if not exercised by that date.

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

Stock Warrants and Options

The following table summarizes the activity of the Company’s warrants:

	Warrants for Shares of Common Stock	Weighted-Average Exercise Price

Outstanding at January 1, 2009	10,950,262	$1.32
Exercised	(2,927,450)	1.19
Expired	(2,831,955)	1.70
Outstanding at December 31, 2009	5,190,857	$1.18

As of December 31, 2009, we had two equity compensation plans under which we were granting stock options and shares of non-vested stock. We are currently granting stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors and the Board of Directors (the “Board”).

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

The Company issues stock options to attract and retain executive officers, key employees, non-employee directors and other non-employee advisors and service providers.  The maximum number of shares issuable under the Company’s stock plan is 9,250,000.  There were 986,561 awards issuable at December 31, 2009.  Options may be granted at the discretion of the board of directors, compensation committee or a delegate.  There were no grants of stock options during 2009.  The weighted-average fair value of options granted during 2008 and 2007 was $0.84 and $0.77, respectively.  The intrinsic value of stock options exercised during 2008 and 2007 was zero and $7,011, respectively.  The total fair value of shares vested for 2009, 2008, and 2007 was $0.3 million, $0.5 million and $0.5 million respectively.  A summary of stock option activity is as follows:

Description	2009	Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	4,282,249	$2.10
Granted	-	-
Exercised	(533,650)	1.09		$480,219
Cancelled	(1,155,849)	2.11
Options outstanding at December 31, 2009	2,592,750	2.30	2.67	$45,620
Exercisable at December 31, 2009	2,370,000	$2.39	2.43	$39,370

A summary of the status of nonvested shares during the year ended December 31, 2009 is presented below:

	2009	Average Exercise Price
Nonvested at January 1, 2009	889,911	$2.10
Vested	(232,812)	1.05
Cancelled	(434,349)	2.78
Nonvested at December 31, 2009	222,750	2.10

The Company valued stock options granted in 2007 and 2008 using a Black-Scholes-Merton valuation model which necessitates the development of certain key assumptions.  The volatility factor was estimated based on the Company’s historical volatility.  The Company also used historical data to derive the option’s expected life and employee forfeiture rates within the valuation model.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant.  The dividend yield is predicated on the current annualized dividend payment.  The weighted-average grant-date fair value of stock options awarded was estimated on the date of grant using the following assumptions: risk-free interest rate of 2.42% in 2008 and 4.65% in 2007, no dividends, volatility of 107% in 2008 and 91% in 2007, an expected life of 4.07 years in 2008 and 3.47 years in 2007 and a forfeiture rate of 33% in 2008 and 32% in 2007.

The following table summarizes awards outstanding at December 31, 2009:

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plan Category (1)
Equity Compensation Plans Approved by Shareholders:
Amended and Restated 2000 Stock Incentive Plan	2,592,750	$2.30	1,957,089
Amended and Restated 2000 Employee Stock Purchase Plan	—	—	365,380

Total:	2,592,750	$2.30	2,322,469

Restricted Stock and Restricted Stock Units

In May 2009, under the 2000 Plan, we granted Restricted Stock (“RS”) and Restricted Stock Units (“RSU’s”) to eligible employees, including our executives. Each RS and RSU represents a right to receive one share of our common stock upon the completion of a specific period of continued service or our achievement of certain performance metrics. Shares of RS are valued at the market price of our common stock on the date of grant and RSU’s are valued based on the market price on the date of settlement. RSU’s are classified as liabilities, as they are settled with a cash payment for each unit vested, equal to the fair market value of our common stock on the vesting date. We recognize noncash compensation expense for the fair values of these RS and RSU’s on a straight-line basis over the requisite service period of these awards, which is generally four years.  Below is a table of RS and RSU grants for the twelve months ended December 31, 2009, all of which are non-vested.

Effective on the closing of the Merck transaction on March 31, 2009, all RS and RSU awards were fully vested.  Due to the acceleration of the vesting schedule, the Company recognized $1.4 million in stock-based compensation expense.  The weighted-average grant date fair value of RS and RSU’s granted during the year was $1.00.

	Number of Shares
	Restricted Stock	Restricted Stock Units
Outstanding at January 1, 2009	3,155,534	1,846,605
Granted	1,492,043	368,234
Vested	4,559,857	2,214,839
Outstanding at December 31, 2009	87,720	-

Of the restricted stock vested, 3,253,136 were awarded as shares and 1,306,721 were withheld for taxes.  Of the restricted stock units vested, 2,214,839 were awarded as cash.

The weighted-average grant date fair value of RS and RSU’s granted during the twelve months ended December 31, 2009 was $1.71. As of December 31, 2009, unrecognized stock-based compensation expense related to unvested RS and RSU’s of $58,344 is expected to be recognized over a period of five months.  Stock-based compensation expense related to RS and RSU’s was approximately $2.3 million for the twelve months ended December 31, 2009.

A total of 10,284,111 shares of common stock were reserved at December 31, 2009 in connection with restricted stock, stock options, stock warrants, and the employee stock purchase plan.

The Company recognized non-cash share-based compensation expense of approximately $2.5 million for 2009, $1.0 million for 2008 and $0.5 million for 2007. This expense was included on the “Selling, general and administrative” and “Research and development” lines of the consolidated statement of operations. As of December 31, 2009, there was $128,271 of total unrecognized compensation cost related to stock awards expected to be recognized over the remaining vesting period of those awards.

4.           Income Taxes

Due to the accumulated loss position of the Company, and as of December 31, 2008 and 2009, the Company has recorded no reserves for unrecognized income tax benefits. The Company is subject to U.S. federal and state income taxes. The statute of limitations for tax audit is generally open for the years 2000 and later. However, except in 2009, the Company has incurred net operating losses since inception. Such loss carryforwards would be subject to audit in any tax year in which those losses are carried and applied, notwithstanding the year of origin. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. During the first quarter of 2010 a section 382G analysis was performed.  The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.

The deferred tax assets of approximately $74 million and $119 million at December 31, 2009 and 2008, respectively, arise primarily due to net operating loss carryforwards for income tax purposes.  Due to the Company’s anticipated future losses, these amounts have been entirely offset by a valuation allowance.

At December 31, 2009 and 2008, the Company had net operating loss carryforwards for income tax purposes of approximately $172 million and $288 million, respectively, expiring in various years beginning in 2010.  Utilization of these carryforwards will be significantly limited due to changes in the ownership of the Company’s common stock.  The Company has never been audited by the Internal Revenue Service.

Deferred tax assets (liabilities) consist of the following at December 31:

	2009	2008
Deferred tax assets	(in thousands)

General Business Credits	$2,009	$2,130
AMT Credit	470	-
Other	6,668	7,780
NOL Carryforwards	65,214	109,461

Total deferred tax assets	74,361	119,371

Deferred tax liabilities

Other	(169)	-

Total deferred tax liabilities	(169)	-

Tax deferred asset/(liability)	74,192	119,371
Valuation allowance	$(74,192)	$(119,371)
Net deferred tax asset/(liability)	-	-

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	2009	2008	2007
Statutory federal tax rate	34%	34%	34%
Permanent items	0%	-2%	-1%
State income taxes net of federal benefit	4%	4%	4%
Research and development credit	0%	-7%	-3%
Expired net operating loss carryforwards	0%	-46%	-39%
Change in valuation allowance	-38%	17%	5%

Total Expense	0%	0%	0%

5.           Leases

The Company leases office space in Richmond, Virginia under an operating lease agreement expiring in October 2016.  The lease provides for monthly rent of approximately $33,700 with a 3% escalation per year. Lease expense is recognized on a straight-line basis.  The Company also leases a vehicle and office equipment. Future minimum payments on all these leases at December 31, 2009 is presented in the table below.  Rent expense for all operating leases approximated $0.5 million in 2009, $1.1 million in 2008 and $1.1 million in 2007.

	Payments Due by Years (in thousands)
						2014
	Total	2010	2011	2012	2013	& Beyond

Operating lease obligations	$3,060	$428	$424	$431	$445	$1,332

6.           Employee Benefit Plans

In 2000, the Company adopted a stock purchase plan whereby eligible employees may purchase common stock. Purchases may be made through payroll deductions subject to annual limitations. The purchase price per share under the plan is the lesser of 85% of the fair market value of a share of common stock at the beginning of each offering period or 85% of the fair market value on the date the purchase is made. As of December 31, 2009 there were 1,500,000 shares authorized for issuance under the plan and 1,134,620 had been issued.

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

    As a result of the restructuring plan, we incurred a restructuring charge in March 2007 of approximately $1.7 million for severance payments. The $1.7 million represented the total amount of restructuring charges that were incurred and paid in 2007. These charges were recorded as research and development expenses and selling, general and administrative expenses in the income statement.

8.           License and Collaborative Agreements

Muscular Dystrophy Association

On December 12, 2007, we announced that we were awarded a grant of $2.1 million from the Muscular Dystrophy Association for our Phase III enabling clinical trial of IPLEX™ in the Myotonic Muscular Dystrophy indication.  We received half of the $2.1 million milestone payments in 2008 and the remaining half in 2009.

Pharmacia

In August 2002, we entered into an agreement with Pharmacia that grants us an exclusive license to Pharmacia’s portfolio of regulatory filings pertaining to rhIGF-I. In consideration for the exclusive license we have agreed to make therapy available to the 17 Growth Hormone Insensitivity Syndrome subjects that were previously being treated with rhIGF-I supplied by Pharmacia.

NAPO

    On January 5, 2007, we entered into an agreement with NAPO Pharmaceuticals, whereby NAPO will license from us the technology surrounding INSM-18 also know as Masoprocal. The license gives NAPO the right to develop, manufacture and commercialize Masoprocal products for any indications relating specifically to diabetes, cardiac disease, vascular disease, metabolic disease and Syndrome X. The agreement calls for payments from NAPO to us upon the achievement of certain milestones.  In 2007 we received $1.5 million in milestone payments.

9.           Quarterly Financial Data (Unaudited)

INSMED INCORPORATED
Quarterly Financial Data
(in thousands)

	Fiscal Quarter
	First		Second		Third		Fourth
	2009	2008	2009	2008	2009	2008	2009	2008

Revenues	$2,370	$2,342	$3,040	$2,676	$2,475	$4,020	$2,488	$2,661
Operating Income Loss	(6,947)	(4,798)	(1,306)	(4,435)	(764)	(1,886)	343	(3,292)
Net Income (Loss)	117,795	(4,873)	(1,601)	(4,667)	(150)	(2,163)	2,306	(3,964)
Net Income (Loss) Per Share (Basic and Diluted)	$0.94	$(0.04)	$(0.01)	$(0.04)	$(0.01)	$(0.02)	$0.01	$(0.03)

10.           Legal Proceedings

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

11.           Investments and Fair Value Measurements

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

    Financial instruments in Level 1 generally include U.S. treasuries and mutual funds listed in active markets.  Financial instruments in Level 2 generally include government agency bonds listed in secondary markets.

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Quoted Prices in
		Active Markets for	Inactive Markets for

	December 31,	Identical Assets	Identical Assets
Description	2009	(Level 1)	(Level 2)

Cash and Cash Equivalents	$12,740	$12,740	$-
U.S. Treasury securities	16,473	16,473	-
Mutual Funds	52,827	52,827	-
Government agency bonds	40,141	-	40,141

Total	$122,181	$82,040	$40,141

At December 31, 2009, we held 23 securities which were in an unrealized loss position with a total estimated fair value of $40.1 million and gross unrealized losses of approximately $88,557.  Of the 23 securities, none had been in a continuous unrealized loss position for greater than one year.  At December 31, 2008, we held no securities which were in an unrealized loss position.  Below is a table which summarizes unrealized gains and losses for 2009.  The net of our unrealized gains and losses, $445,000 is reported in other comprehensive income in the stockholder’s equity section of our Balance Sheet.

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$16,475	$-	$(2)	$16,473
Mutual Funds	52,293	534	-	52,827
Government agency bonds	40,228	-	(87)	40,141
Total	$108,996	$534	$(89)	$109,441

We review the status of each security quarterly to determine whether an other-than-temporary impairment has occurred.  In making our determination, we consider a number of factors, including: (1) the significance of the decline, (2) whether the securities were rated below investment grade, (3) how long the securities have been in an unrealized loss position, and (4) our ability and intent to retain the investment for a sufficient period of time for it to recover.  We have concluded that none of the available-for-sale securities with unrealized losses at December 31, 2009 has experience an other-than-temporary impairment.

    We also hold an investment in NAPO Pharmaceuticals, Inc. (“NAPO”) which is currently valued at $0.  During the year ended December 31, 2008 we recorded an other than temporary impairment of this investment of $392,000.  This amount is reported as a loss on investments in our statement of operations for 2008.

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

4.2
Rights Agreement, dated as of the Registrant (previously filed as Exhibit 4.2 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

4.3	Form of Rights Certificate (previously filed as Exhibit 4.1 to Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

4.4
Rights Agreement by and between Insmed Incorporated and each of the investors in the July 2003 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.4 to Insmed Incorporated’s Registration Statement on Form S-3 (Registration No. 333-107308) on May 17, 2001 and incorporated herein by reference).

4.5
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

4.8
Form of Purchase Agreement dated March 15, 2005 between Insmed Incorporated and each of the investors in the March 2005 private placement of notes and warrants to purchase common stock (previously filed as Exhibit 4.1 to Insmed Incorporated’s Current Report on Form 8-K on March 16, 2005 and incorporated herein by reference).

4.9
Form of 5.5% Note Due 2009-2010 dated March 15, 2005 between Insmed Incorporated and each of the investors in the March 2005 private placement of notes and warrants to purchase common stock (previously filed as Exhibit 4.2 to Insmed Incorporated’s Current Report on Form 8-K on March 16, 2005 and incorporated herein by reference).

4.10
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

4.13
Form of Warrant dated May 4, 2009 between Insmed Incorporated and each of the investors in the May 2009 private placement of common stock and warrants to purchase common stock (previously filed as Exhibit 4.1 to Insmed’s Current Report on Form 8-K on May 4, 2009 and incorporated herein by reference).

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

10.14**
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

10.16**
Form of Change of Control Agreement entered into between Insmed Incorporated and certain of its executive officers (previously filed as Exhibit 10.19 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.17**	Form of Executive Stock Option Grant (previously filed as Exhibit 10.1 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.18
Lease between 2545 Central, LLC and Insmed Incorporated made December 14, 2005 (previously filed as Exhibit 10.21 on Insmed’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.19
First Amendment to Lease dated February 6, 2009 to original December 14, 2005 Lease for 5797 Central Avenue, Boulder Co. (previously filed as Exhibit 10.2 to Insmed’s Current Report on Form 8-K on February 13, 2009 and incorporated herein by reference).

10.20**
Change in Control Agreement entered into between Insmed Incorporated and Geoffrey Allan, Ph.D. (previously filed as Exhibit 10.19 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.21**
Change in Control Agreement entered into between Insmed Incorporated and Ronald Gunn (previously filed as Exhibit 10.20 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.22**
Form of Change in Control Agreement entered into between Insmed Incorporated and Kevin Tully and Doug Farrar (previously filed as Exhibit 10.21 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.23**
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

10.25*
Settlement, license and development agreement, dated March 5, 2007, between Insmed Incorporated, Insmed Therapeutic Proteins, Inc., Celtrix Pharmaceuticals, Tercica Inc., and Genentech, Inc. (previously filed as Exhibit 10.1 to Insmed’s Quarterly Report on 10-Q on May 10, 2007 and incorporated herein by reference.

10.26**
Form of Award Agreement (Restricted Stock Units) pursuant to Insmed’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K on May 30, 2008.

10.27**
Form of Award Agreement (Restricted Stock Units) pursuant to Insmed’s Amended and Restated 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K on May 30, 2008.

10.28**
Separation Agreement and General Release, dated July 2, 2009 between Insmed Incorporated and Geoffrey Allan, Ph.D. (previously filed as Exhibit 10.1 to Insmed’s Current Report on Form 8-K on July 2, 2009 and incorporated herein by reference).

21.1	Subsidiaries of Insmed Incorporated

23.1	Consent of Ernst & Young LLP.

31.1
Certification of Kevin P. Tully, Executive vice President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1
Certification of Kevin P. Tully, Executive Vice President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

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

**	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.