Form 10-Q
period 2010-03-31
INSMED INC
filed 2010-05-06
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
--------------------
OR
[_]  TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

INSMED INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Virginia
(State or Other Jurisdiction of Incorporation)

0-30739	54-1972729
(Commission File Number)	(IRS Employer Identification No.)

8720 Stony Point Parkway, Suite 200, Richmond, Virginia	23235
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No ☑
As of May 1, 2010, the latest practicable date, there were 130,208,099 shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED

FORM 10-Q
For the Quarterly Period Ended March 31, 2010

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$19,364	$12,740
Short-term investments	103,147	109,441
Income tax receivable	2,023	2,023
Accounts receivable, net	189	245
Prepaid expenses	82	159
Total current assets	124,805	124,608

Long-term assets:
Certificate of deposit	2,085	2,085
Deferred financing costs, net	-	2
Total long-term assets	2,085	2,087

Total assets	$126,890	$126,695

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$433	$312
Accrued project costs & other	1,196	1,150
Payroll liabilities	225	580
Interest payable	-	1
Deferred rent	132	132
Deferred revenue	477	398

Convertible debt	-	231
Debt discount	-	(23)
Net convertible debt	-	208

Total liabilities	2,463	2,781

Stockholders' equity:
Common stock; $.01 par value; authorized shares 500,000,000; issued and outstanding shares, 130,208,099 in 2009 and 122,494,010 in 2008	1,302	1,302
Additional paid-in capital	350,308	350,243
Accumulated deficit	(227,958)	(228,076)
Accumulated other comprehensive gain:
Unrealized gain on investment	775	445
Net stockholders' equity	124,427	123,914

Total liabilities and stockholders' equity	$126,890	$126,695

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Royalties	$2	$28
Grant revenue	-	272
Other expanded access program income, net	1,927	2,070
Total revenues	1,929	2,370

Operating expenses:
Research and development	642	5,868
Selling, general and administrative	1,538	3,449
Total expenses	2,180	9,317

Operating loss	(251)	(6,947)

Investment income	397	23
Interest expense	(28)	(242)
Gain on sale of asset, net	-	127,755
Income before taxes	118	120,589

Income tax expense	-	2,794

Net income	$118	$117,795

Basic net income per share	$0.00	$0.96

Shares used in computing basic net income (loss) per share	130,208	122,522

Diluted net income per share	$0.00	$0.96

Shares used in computing diluted net income per share	130,551	122,698

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating activities
Net income	$118	$117,795
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	25	205
Stock based compensation expense	65	1,439
Gain on sale of asset, net	-	(127,755)
Changes in operating assets and liabilities:
Accounts receivable	56	8
Prepaid expenses	77	44
Accounts payable	121	1,390
Accrued project costs & other	46	(141)
Payroll liabilities	(355)	4,595
Income tax liability	-	2,794
Deferred rent	-	(65)
Deferred revenue	79	(70)
Restricted stock unit liability	-	(113)
Asset retirement obligation	-	(2,217)
Interest payable	(1)	(3)
Net cash provided by (used in) operating activities	231	(2,094)

Investing activities
Cash received from asset sale	-	127,755
Sales of short-term investments	26,393	-
Purchases of short-term investments	(19,769)	-
Net cash provided by investing activities	6,624	127,755

Financing activities
Repayment of convertible notes	(231)	(553)
Certificate of deposits	-	10
Other	-	25
Net cash used in financing activities	(231)	(518)

Increase in cash and cash equivalents	6,624	125,143
Cash and cash equivalents at beginning of period	12,740	2,397

Cash and cash equivalents at end of period	$19,364	$127,540

Supplemental information
Cash paid for interest	$3	$38

The accompanying notes are an integral part of these consolidated financial statements.

Insmed Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation, Current Development and Liquidity

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable Securities and Exchange Commission regulations for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  It is presumed that users of this interim financial information have read or have access to the audited consolidated financial statements contained in the Annual Report on Form 10-K of Insmed Incorporated (“Insmed”, the “Company”, “us” “we” or “our”), for the fiscal year ended December 31, 2009.  In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

We are a biopharmaceutical company with expertise in recombinant protein drug development. Our corporate office is located in Richmond, Virginia.

On March 31, 2009, we completed the sale of our follow-on biologics (“FOB”) platform to Merck & Co., Inc. (“Merck”) for an aggregate purchase price of $130 million. As part of this transaction, Merck assumed the lease of our Boulder, Colorado-based manufacturing facility (which was also used to manufacture IPLEX™) and acquired ownership of all the equipment in the building. In addition, Merck offered positions to employees at the Boulder facility. After fees, taxes and other expenses related to the transaction, we received total net proceeds of approximately $127 million. In the fourth quarter of 2009 we recorded a $2 million tax refund receivable which increased the after tax proceeds on the sale from $125 million, as reported in the first quarter of 2009, to the $127 million reported in our full year results. The $2.0 million reduction in taxes results from the beneficial impact of revised tax laws, which came into effect in the fourth quarter of 2009, and allowed the Company to utilize more of its net operating losses (“NOLs”) than previously able under former tax law to reduce the amount of taxes paid on the gain on sale of its FOB business to Merck in March 2009. The company received the full tax refund in April 2010. We retained our Richmond, VA corporate office, which houses our Clinical, Regulatory, Finance, and Administrative functions, in support of the continuing IPLEX™ program.

Until the sale of our follow-on biologics platform, we pursued a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs. Following the sale of our follow-on biologics assets, we have engaged the services of RBC Capital Markets to act as financial advisor in evaluating other options for use of these proceeds from sale of our FOB business to Merck. These options could include acquisitions of complementary businesses or technologies, product licensing or mergers, and could also include share repurchase or the distribution of a portion of the proceeds to shareholders if we do not find attractive acquisition or licensing opportunities. In parallel, we also intend to continue to focus on our proprietary protein platform and our product, the FDA-approved IPLEX™, which is in various stages of development for a number of serious medical conditions. Based on a comprehensive market analysis, our current resource allocation strategy for IPLEX™ is focused on Amyotrophic Lateral Sclerosis (“ALS”), also known as Lou Gehrig’s disease and Retinopathy of Prematurity (“ROP”).

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

In June 2009, we announced results from our exploratory U.S. Phase II clinical trial evaluating IPLEX™ in patients with myotonic muscular dystrophy ("MMD"). The trial explored measures of endurance, muscle function and strength, cognitive function, gastrointestinal function, general health, pain, quality of life, insulin sensitivity, lipid metabolism, and safety and tolerability of IPLEX™ . The results of the trial indicated that IPLEX™ did not exhibit a statistically significant improvement in the functional measure of endurance by the six-minute walk test, muscle function, strength, cognitive function, general health, pain, or quality of life in any of the tests utilized in this study. IPLEX™ did, however, demonstrate improvements in standard measures of insulin sensitivity and reductions in fasting glucose, fasting insulin, cholesterol and triglycerides, which is consistent with the expected metabolic profile of insulin-like growth factor. Pending the completion of the Strategic Review Process, we have decided not to conduct further clinical trials focused on MMD patients.

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

There are approximately 50 patients who currently receive IPLEX™, 8 in the U.S. and the remainder around the rest of the world. Most of the patients receive IPLEX™ pursuant to a court-ordered Expanded Access Program (EAP) for ALS in Italy, pursuant to which we have received most of our operating revenues in the form of cost recovery charges. The 8 U.S. patients are being treated for ALS under single patient Investigational New Drug applications approved by the U.S. Food and Drug Administration (“FDA”). We believe that we have sufficient IPLEX™ inventory to supply these existing patients into approximately the second quarter of 2011 at which time our primary source of operating revenues will cease.

Until the gain generated by the sale of our FOB platform to Merck, we had not been profitable. We accumulated deficits of approximately $230 million through December 31, 2009.  Following the sale of our FOB assets to Merck, we operated on a cash neutral basis as a result of revenues on our Expanded Access Program and interest on the net proceeds of the sale of our FOB assets, offsetting our ongoing base costs. Moving forward our major source of income will continue to be the cost recovery charges for our Expanded Access Program and our major expenses will be related to due diligence for the ongoing corporate Strategic Review Process together with some research and development expenses. In general, our expenditures may increase as development of our product candidate’s progresses. However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

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

Cash and Cash Equivalents and Short-Term Investments

We consider investments with maturities of three months or less when purchased to be cash equivalents. Short-term investments are classified as available for sale and consist primarily of mutual funds, government agency bonds and treasury securities.  The cost of the specific security sold is used to compute the gain or loss on the sale of short-term investments.

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

Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009

(in thousands except per share data)
Numerator:
Net income for basic and diluted earnings per share	$118	$117,795
Denominator:
Weighted average shares for basic earnings per share	130,208	122,522
Effect of dilutive securities:
Convertible debt	-	-
Warrants	-	-
Stock options and restricted stock	343	176
Denominator for diluted earnings per share	130,551	122,698
Basic earnings per share	$0.00	$0.96
Diluted earnings per share	$0.00	$0.96

Our average stock price for the three month periods ended March 31, 2010 and 2009 was $0.98 and $0.69 respectively, therefore any warrant or option that contained a strike price above this amount was excluded from diluted earnings per share.  Shares excluded from the calculation totaled 4.6 million for 2010 and 15.7 million for 2009.

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

3. Equity Compensation Plan Information

As of March 31, 2010, we had two equity compensation plans under which we grant stock options and shares of non-vested stock. We are currently granting stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors.

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

The following table presents information as of March 31, 2010, with respect to the 2000 Plan and the 2000 ESPP.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plan Category (1)
Equity Compensation Plans Approved by Shareholders:
Amended and Restated 2000 Stock Incentive Plan (2)	2,420,250	$2.37	2,029,588
Amended and Restated 2000 Employee Stock Purchase Plan	—	—	365,380

Total:	2,420,250	$2.24	2,394,968

(1)	We do not have any equity compensation plans that have not been approved by our shareholders.

(2)
To the extent that stock options or stock appreciation rights granted under the 2000 Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock are forfeited, the shares of common stock underlying such grants will again become available for purposes of the 2000 Plan.

A summary of the status of our stock options as of March 31, 2010, and changes for the three months then ended is presented below:

Description	2010	Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	2,592,750	$2.30
Granted	-	-
Exercised	-	-
Cancelled	(172,500)	1.45
Options outstanding at March 31, 2010	2,420,250	2.37	2.46	$283,465
Exercisable at March 31, 2010	2,251,250	$2.46	2.19	$227,215

The fair value of options granted is generally estimated at the date of grant using a Black-Scholes-Merton option-pricing model. No options were granted during the three month period ended March 31, 2010.  Stock-based compensation expense related to stock options was $22,822 and $42,867 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, there were 4,183,507 shares reserved for issuance for all outstanding warrants, options and restricted stock.

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

The weighted-average grant date fair value of RS and RSU’s granted during the three months ended March 31, 2010 was $1.15. As of March 31, 2010, there were 87,720 RS awards outstanding to our Board of Directors and 100,000 RS awards to our Chief Scientific Officer who was hired in March 2010; the remaining unrecognized stock-based compensation expense relating to these awards is $131,108 and will be recognized over the next twelve months in accordance with their vesting schedule.

Below is a table of RS and RSU activity for the nine months ended March 31, 2010.

Number of Shares
Restricted Stock
Outstanding at January 1, 2010	87,720
Granted	100,000
Vested	-
Outstanding at March 31, 2010	187,720

4. Convertible Debt Financings

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

As of September 1, 2005, the holders of the 2005 Notes began to receive interest payments at a rate of 5.5% per annum, and such interest payments were payable quarterly until March 1, 2010. As of March 1, 2008, the 2005 Notes matured and beginning on March 1, 2008, the holders of the 2005 Notes were entitled to receive nine quarterly installments of $552,778 in the aggregate each quarter.  Any outstanding 2005 Notes were repaid in cash or converted into shares of our common stock by March 1, 2010. Subject to the terms of the 2005 Note purchase agreements, the holders of the 2005 Notes may convert such notes into shares of our common stock at a conversion price of $1.295 per share (as adjusted in accordance with certain adjustments for stock splits, dividends and the like) at any time prior to the close of business on March 1, 2010. Between April 1, 2005 and March 1, 2010, we received notices from certain holders of the 2005 Notes electing to voluntarily convert approximately $31,312,000 principal amount of such notes into approximately 24,185,181 shares of our common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the 2005 Notes.  The final payment to our Convertible Note holders was made on March 1, 2010.  As of March 31, 2010, we no longer had any outstanding debt related to these notes. The 2005 Warrants associated with these notes expired on March 15, 2010.

5.   Income Taxes

The Company is subject to U.S. federal and state income taxes. Our loss carryforwards are subject to audit in any tax year in which those losses are carried and applied, notwithstanding the year of origin. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense.

At March 31, 2010, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $172 million, expiring in various years beginning in 2010.  The deferred tax assets of approximately $74 million at March 31, 2010, arise primarily due to NOL carryforwards for income tax purposes.  The Company projects that it will be able to utilize a portion of these NOL carryforwards and deferred tax assets in 2010, however presently all deferred tax assets have been fully offset by a valuation allowance.  The Company has never been audited by the Internal Revenue Service.

6.           Fair Value Measurements

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Quoted Prices in
		Active Markets for	Inactive Markets for

	March 31,	Identical Assets	Identical Assets
Description	2010	(Level 1)	(Level 2)

Cash and Cash Equivalents	$19,364	$19,364	$-
U.S. Treasury securities	10,495	10,495	-
Mutual Funds	53,305	53,305	-
Government agency bonds	39,347	-	39,347

Total	$122,511	$83,164	$39,347

At March 31, 2010, we held 7 securities which were in an unrealized loss position with a total estimated fair value of $12.4 million and gross unrealized losses of approximately $32,614.  Of the 7 securities, none had been in a continuous unrealized loss position for greater than one year.  At December 31, 2009, we held 23 securities which were in an unrealized loss position with a total estimated fair value of $40.1 million and gross unrealized losses of approximately $88,557.  Of the 23 securities, none had been in a continuous unrealized loss position for greater than one year.  Below is a table which summarizes unrealized gains and losses for 2010.  The net of our unrealized gains and losses, $775,000 is reported in other comprehensive income in the stockholder’s equity section of our Balance Sheet.

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$10,491	$4	$-	$10,495
Mutual Funds	52,565	740	-	53,305
Government agency bonds	39,316	64	(33)	39,347
Total	$102,372	$808	$(33)	$103,147

We review the status of each security quarterly to determine whether an other-than-temporary impairment has occurred.  In making our determination, we consider a number of factors, including: (1) the significance of the decline, (2) whether the securities were rated below investment grade, (3) how long the securities have been in an unrealized loss position, and (4) our ability and intent to retain the investment for a sufficient period of time for it to recover.  We have concluded that none of the available-for-sale securities with unrealized losses at March 31, 2010 has experienced an other-than-temporary impairment.

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

Forward-looking statements include, but are not limited to:  our plans to develop and market new products and the timing of these development programs; our success in identifying or reaching an agreement with acquisition or merger candidates; our estimates regarding our existing supply of IPLEX™;  our estimates of expenses and future revenues and profitability; our clinical development of product candidates, clinical trials and our ability to obtain and maintain regulatory approval for our product candidates; our estimates regarding our capital requirements and our needs for additional financing; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract collaborators with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate collaborations, license agreements and other collaborative efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the manufacturing capacity for our product candidates.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K, for the year ended December 31, 2009.

Overview

We are a biopharmaceutical company with expertise in recombinant protein drug development. Our corporate office is located in Richmond, Virginia.

On March 31, 2009, we completed the sale of our follow-on biologics (“FOB”) platform to Merck & Co., Inc. (“Merck”) for an aggregate purchase price of $130 million. As part of this transaction, Merck assumed the lease of our Boulder, Colorado-based manufacturing facility (which was also used to manufacture IPLEX™) and acquired ownership of all the equipment in the building. In addition, Merck offered positions to employees at the Boulder facility. After fees, taxes and other expenses related to the transaction, we received total net proceeds of approximately $127 million. In the fourth quarter of 2009 we recorded a $2 million tax refund receivable which increased the after tax proceeds on the sale from $125 million, as reported in the first quarter of 2009, to the $127 million reported in our full year results. The $2.0 million reduction in taxes results from the beneficial impact of the revised tax laws, which came into effect in the fourth quarter of 2009, and allowed the Company to utilize more of its net operating losses (“NOLs”) than previously able under former tax law to reduce the amount of taxes paid on the gain on sale of its FOB business to Merck in March 2009. The company received the full tax refund in April 2010. We retained our Richmond, VA corporate office, which houses our Clinical, Regulatory, Finance, and Administrative functions, in support of the continuing IPLEX™ program.

Until the sale of our follow-on biologics platform, we pursued a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs. Following the sale of our follow-on biologics assets, we have engaged the services of RBC Capital Markets to act as financial advisor in evaluating other options for use of these proceeds from sale of our FOB business to Merck. These options could include acquisitions of complementary businesses or technologies, product licensing or mergers, and could also include share repurchase or the distribution of a portion of the proceeds to shareholders if we do not find attractive acquisition or licensing opportunities. In parallel, we also intend to continue to focus on our proprietary protein platform and our product, the FDA-approved IPLEX™, which is in various stages of development for a number of serious medical conditions. Based on a comprehensive market analysis, our current resource allocation strategy for IPLEX™ is focused on Amyotrophic Lateral Sclerosis (“ALS”), also known as Lou Gehrig’s disease and Retinopathy of Prematurity (“ROP”).

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

In June 2009, we announced results from our exploratory U.S. Phase II clinical trial evaluating IPLEX™ in patients with myotonic muscular dystrophy ("MMD"). The trial explored measures of endurance, muscle function and strength, cognitive function, gastrointestinal function, general health, pain, quality of life, insulin sensitivity, lipid metabolism, and safety and tolerability of IPLEX™ . The results of the trial indicated that IPLEX™ did not exhibit a statistically significant improvement in the functional measure of endurance by the six-minute walk test, muscle function, strength, cognitive function, general health, pain, or quality of life in any of the tests utilized in this study. IPLEX™ did, however, demonstrate improvements in standard measures of insulin sensitivity and reductions in fasting glucose, fasting insulin, cholesterol and triglycerides, which is consistent with the expected metabolic profile of insulin-like growth factor. Pending the completion of the Strategic Review Process, we have decided not to conduct further clinical trials focused on MMD patients.

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

There are approximately 50 patients who currently receive IPLEX™, 8 in the U.S. and the remainder around the rest of the world. Most of the patients receive IPLEX™ pursuant to a court-ordered Expanded Access Program (EAP) for ALS in Italy, pursuant to which we have received most of our operating revenues in the form of cost recovery charges. The 9 U.S. patients are being treated for ALS under single patient Investigational New Drug applications approved by the U.S. Food and Drug Administration (“FDA”). We believe that we have sufficient IPLEX™ inventory to supply these existing patients into approximately the second quarter of 2011 at which time our primary source of operating revenues will cease.

Until the gain generated by the sale of our FOB platform to Merck, we had not been profitable. We have accumulated deficits of approximately $230 million through December 31, 2009.  Following the sale of our FOB assets to Merck, we operated on a cash neutral basis as a result of revenues on our Expanded Access Program and interest on the net proceeds of the sale of our FOB assets, offsetting our ongoing base costs. Moving forward our major source of income will continue to be the cost recovery charges for our Expanded Access Program and our major expenses will be related to due diligence for the ongoing corporate Strategic Review Process together with some research and development expenses. In general, our expenditures may increase as development of our product candidate’s progresses. However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

Results of Operations

Total revenues for the first quarter ended March 31, 2010 were $1.9 million, as compared to $2.4 million for the corresponding period in 2009. The $441,000 decline in revenue was due to a combination of the receipt of $272,000 in grant revenue for the Myotonic Muscular Dystrophy (“MMD”) trial in the first quarter of 2009, $143,000 in lower cost recovery in the most recent quarter from our Expanded Access Program (“EAP”) for IPLEX™ in the treatment of Amyotrophic Lateral Sclerosis (“ALS”) in Italy and $26,000 in lower income from a long standing TGF beta royalty which expired in the current quarter.

Net income for the first quarter of 2010 was $118,000; break even on a per share basis, compared with net income of $117.8 million, or $0.96 per share, reported in the first quarter of 2009.  The $117.7 million change in net income was primarily due to the $125.0 million after tax gain on sale of our follow-on biologics (“FOB”) assets to Merck in March 2009 and the $441,000 reduction in revenues noted above, these were partially offset by an overall reduction of $7.1 million in operating expenses, a $374,000 improvement in investment income and a $214,000 reduction in interest expense.

The $7.1 million reduction in total expenses resulted from a $5.2 million reduction in research and development expenses (“R&D expenses”) and a $1.9 million decline in selling, general and administrative expenses (“SG&A Expenses”). The lower R&D expenses reflected the elimination of manufacturing expenses following the sale of our FOB assets to Merck in March 2009, while the reduced SG&A expenses were principally due to the recognition of stock compensation expense associated with the restricted stock and restricted stock units that were granted during the first quarter of 2009 in connection with the sale of our FOB assets.

Investment income for the 2010 first quarter was $397,000. This was an increase of $374,000 over the corresponding quarter of 2009; due to a significantly higher invested cash balance.  Interest expense of $28,000 was $214,000 lower than the same quarter in 2009 due to a decrease in the debt discount amortization on the 2005 convertible notes, which were fully repaid in March 2010.

Liquidity and Capital Resources

As of March 31, 2010, the Company had total cash, cash equivalents and short-term investments on hand of $124.6 million, made up of $103.1 million in short term investments, $19.4 million in cash and cash equivalents and $2.1 million in a certificate of deposit.  This compares to $124.3 million as of December 31, 2009.  The $0.3 million increase in cash, cash equivalents and short-term investments was due primarily to a $0.3 million improvement in unrealized gain on investments, as the net cash produced from operating activities of $0.2 million was fully offset by the $0.2 million final payment of our 2005 convertible notes.

At March 31, 2010, our cash, cash equivalents and short-term investments of $124.6 million were invested in investment grade, interest-bearing securities.  Even though we currently have sufficient funds to meet our financial needs for the upcoming year, our business strategy also contemplates raising additional capital through debt or equity sales.  We may enter into agreements with corporate partners in order to fund operations through milestone payments, license fees and equity investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at March 31, 2010, had $124.6 million invested in money market instruments, treasury bills, mutual funds, government agency bonds and a certificate of deposit.  Such investments are subject to interest rate and credit risk.  Our policy of investing in highly rated securities whose maturities at March 31, 2010 are all less than one year minimizes such risks.  In addition, while a hypothetical decrease in market interest rates of 10% from March 31, 2010 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of certain members of our management team, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, as of March 31, 2010, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting.  During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently a party in any matter of litigation; however, we could be involved in litigation in the future related to our business activities.

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

In Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 16, 2010, we described risk factors related to our operations.  Our updated risk factors are included below in this Item 1A.

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

We are a biopharmaceutical company with expertise in protein recombinant drug development.  We have incurred losses each previous year of operation until 2009 with the sale of our manufacturing facility and other FOB assets to Merck.   We expect to continue incurring operating losses for the foreseeable future.  The process of developing and commercializing our products requires significant pre-clinical testing and clinical trials as well as regulatory approvals for commercialization and marketing before we are allowed to begin product sales.  In addition, commercialization of our drug candidates would require us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities.  We expect that our activities, together with our general and administrative expenses, will continue to result in substantial operating losses for the foreseeable future.  As of March 31, 2010, our accumulated deficit was $228 million.   For the three months ended March 31, 2010, our consolidated net profit was $118,000.

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

Our amended and restated articles of incorporation authorize the issuance of up to 500 million shares of common stock and 200 million shares of preferred stock.  We currently have 366 million authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options and issuance of restricted stock) and all of the 200 million shares of preferred stock available for issuance.  Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination or other transaction in connection with our Strategic Review Process, which could result in a change in control and also in the resignation or removal of some or all of our present officers and directors.

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

In order to conduct the development programs for our products we must, among other things, be able to successfully:

·	raise sufficient money and pay for the development of the products;

·	attract and retain appropriate personnel; and

·	develop relationships with other companies to perform various development activities that we are unable to perform.

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

·	competition from other products or technologies prevents or reduces market acceptance of our products;

·	we do not have and cannot obtain the intellectual property rights needed to manufacture or market our products without infringing on another company’s patents;

·	we are unsuccessful in defending against patent infringement claims that could be brought against us our products or technologies; or

·	we are unable to obtain reimbursement for our products or such reimbursement may be less than is necessary to produce a reasonable profit.

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

The transfer of the Boulder facility to Merck in connection with the sale of our FOB platform eliminated our internal IPLEX™ production capability.  We believe, however, that we have sufficient inventory of IPLEX™ to support our ongoing ALS EAP in the U.S. and Europe into approximately the second quarter of 2011.  Any requirements for IPLEX™ beyond that or any significant increase in demand beyond our current commitments in the ALS fields will require that we identify a Contract Manufacturing Organization or CMO to produce the necessary IPLEX™ to meet the demand.  We are not pursuing any third party manufacturing arrangement at this time, but if we chose to do so, we estimate that the tech transfer of our IPLEX™ production process could take 12 to 18 months once a CMO has been identified.

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

Our supply of IPLEX™ is currently forecast to be exhausted in approximately the second quarter of2011.  At that time, our revenues from the EAP in Italy for cost recovery will end and, unless we execute an income generating transaction as a result of our Strategic Review Process, we will have no material sources of operating revenue.

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

We may require additional future capital in order to acquire complementary businesses or technology or continue our research and development activities.  As of December 31, 2009, we had approximately $124 million of cash and investments on hand.  That amount may not be sufficient to meet the capital requirements of any business activity that we may generate as a result of our Strategic Review Process.  Our future capital requirements will depend on many factors, including factors associated with:

·	research and development, including, among other items, preclinical testing and clinical studies;

·	process development;

·	obtaining marketing, sales and distribution capabilities;

·	obtaining regulatory approvals;

·	retaining employees and consultants;

·	filing and prosecuting patent applications and enforcing patent claims;

·	establishing strategic alliances;

·	manufacturing; and

·	potential future litigation.

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

If our settlement agreement with Tercica and Genentech (now Ipsen and Roche) was terminated, the Consent order from the court would be reinstated, which would have a material adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2010, the warrants issued by us in May 2007 were exercisable for up to approximately 1.6 million shares of our common stock, representing approximately one percent of our then outstanding common stock.

As of March 31, 2010, our outstanding restricted stock and stock options to our employees, officers, directors and consultants were exercisable for up to 2.4 million shares of our common stock, representing approximately an additional two percent of our then outstanding common stock.

The conversion or exercise of some or all of our warrants, restricted stock and options will dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

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

Our common stock is listed on the Nasdaq Capital Market under the ticker symbol “INSM.”  The market price of our stock has been and may continue to be highly volatile, and announcements by us or by third parties may have a significant impact on our stock price. These announcements may include:

·	our listing status on the Nasdaq Capital Market;

·	results of our clinical studies and preclinical studies, or those of our corporate partners or our competitors;

·	our operating results;

·	developments in our relationships with corporate partners;

·	developments affecting our corporate partners;

·	negative regulatory action or regulatory approval with respect to our announcement or our competitors’ announcements of new products;

·	government regulation, reimbursement changes and governmental investigation or audits related to us or to our products;

·	developments related to our patents or other proprietary rights or those of our competitors;

·	changes in the position of securities analysts with respect to our stock;

·	operating results below the expectations of public market analysts and investors; and

·	the results of our Strategic Review Process.

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

ITEM 4.  (Removed and Reserved)

      None.

ITEM 5.  OTHER INFORMATION

      None.

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

INSMED INCORPORATED
(Registrant)

Date: May 6, 2010	By:	/s/ Kevin P. Tully
Kevin P. Tully, C.G.A.,
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)