Form 10-Q
period 2010-06-30
INSMED INC
filed 2010-08-04
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
--------------------
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
As of August 1, 2010, the latest practicable date, there were 130,295,819 shares of Insmed Incorporated common stock outstanding.

-  -

INSMED INCORPORATED

FORM 10-Q
For the Quarterly Period Ended June 30, 2010

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$11,316	$12,740
Short-term investments	113,472	109,441
Income tax receivable	-	2,023
Accounts receivable, net	190	245
Prepaid expenses	341	159
Total current assets	125,319	124,608

Long-term assets:
Certificate of deposit	2,085	2,085
Deferred financing costs, net	-	2
Total long-term assets	2,085	2,087

Total assets	$127,404	$126,695

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$912	$312
Accrued project costs & other	1,150	1,150
Payroll liabilities	386	580
Interest payable	-	1
Deferred rent	132	132
Deferred revenue	438	398

Convertible debt	-	231
Debt discount	-	(23)
Net convertible debt	-	208

Total liabilities	3,018	2,781

Stockholders' equity:
Common stock; $.01 par value; authorized shares
500,000,000; issued and outstanding shares, 130,295,819 in 2009 and 122,494,010 in 2008	1,303	1,302
Additional paid-in capital	350,372	350,243
Accumulated deficit	(228,336)	(228,076)
Accumulated other comprehensive income:
Unrealized gain on investment	1,047	445
Net stockholders' equity	124,386	123,914

Total liabilities and stockholders' equity	$127,404	$126,695

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Royalties	$-	$30	$2	$58
Grant revenue	-	272	-	544
Other expanded access program income, net	1,864	2,738	3,791	4,808
Total revenues	1,864	3,040	3,793	5,410

Operating expenses:
Research and development	893	1,472	1,535	7,340
Selling, general and administrative	1,884	2,874	3,422	6,323
Total expenses	2,777	4,346	4,957	13,663

Operating loss	(913)	(1,306)	(1,164)	(8,253)

Investment income	538	112	935	135
Interest expense	-	(420)	(28)	(662)
Gain on sale of asset, net	-	13	-	127,768
Income (loss) before taxes	(375)	(1,601)	(257)	118,988

Income tax expense	3	-	3	2,794

Net (loss) income	$(378)	$(1,601)	$(260)	$116,194

Basic net (loss) income per share	$(0.00)	$(0.01)	$(0.00)	$0.93

Shares used in computing basic net (loss) income per share	130,249	126,178	130,228	124,360

Diluted net (loss) income per share	$(0.00)	$(0.01)	$(0.00)	$0.93

Shares used in computing diluted net (loss) income per share	130,249	126,178	130,228	124,606

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating activities
Net income	$(260)	$116,194
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	25	601
Stock based compensation expense	129	1,922
Gain on sale of asset, net	-	(127,768)
Changes in operating assets and liabilities:
Accounts receivable	55	(89)
Income tax receivable	2,023	-
Prepaid expenses	(182)	(71)
Accounts payable	600	(566)
Accrued project costs & other	-	(266)
Payroll liabilities	(194)	582
Income tax liability	-	1,250
Deferred rent	-	(65)
Deferred revenue	40	(32)
Restricted stock unit liability	-	(113)
Asset retirement obligation	-	(2,217)
Interest payable	(1)	(10)
Net cash provided by (used in) operating activities	2,235	(10,648)

Investing activities
Cash received from asset sale	-	127,768
Sales of short-term investments	69,239	-
Purchases of short-term investments	(72,668)	(87,763)
Net cash provided by (used in) investing activities	(3,429)	40,005

Financing activities
Proceeds from issuance of common stock	-	580
Repayment of convertible notes	(231)	(785)
Certificate of deposits	-	10
Warrants converted into shares	-	3,493
Other	1	31
Net cash provided by (used in) financing activities	(230)	3,329

Increase (decrease) in cash and cash equivalents	(1,424)	32,686
Cash and cash equivalents at beginning of period	12,740	2,397

Cash and cash equivalents at end of period	$11,316	$35,083

Supplemental information
Cash paid for interest	$-	$62
Cash paid for taxes	3	-

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

Until the sale of our follow-on biologics platform, we pursued a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs. Following the sale of our follow-on biologics assets, we have engaged the services of RBC Capital Markets to act as financial advisor in evaluating other options for use of these proceeds from the sale of our FOB business to Merck. These options could include acquisitions of complementary businesses or technologies, product licensing or mergers, and could also include share repurchase or the distribution of a portion of the proceeds to shareholders if we do not find attractive acquisition or licensing opportunities. In parallel, we also intend to continue to focus on our proprietary protein platform and our product, the FDA-approved IPLEX™, which is in various stages of development for a number of serious medical conditions. Based on a comprehensive market analysis, our current resource allocation strategy for IPLEX™ is focused on Amyotrophic Lateral Sclerosis (“ALS”), also known as Lou Gehrig’s disease and Retinopathy of Prematurity (“ROP”), the latter under a Material Transfer Agreement with Premacure AB in Sweden.

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

There are approximately 40 patients who currently receive IPLEX™, 8 in the U.S. and the remainder around the rest of the world. Most of the patients receive IPLEX™ pursuant to a court-ordered Expanded Access Program (EAP) for ALS in Italy, pursuant to which we have received most of our operating revenues in the form of cost recovery charges. The 8 U.S. patients are being treated for ALS under single patient Investigational New Drug applications approved by the U.S. Food and Drug Administration (“FDA”). We believe that we have sufficient IPLEX™ inventory to supply these existing patients into approximately the second quarter of 2011 at which time our primary source of operating revenues will cease.

The use of IPLEX™ in ROP is being conducted by Premacure AB in Sweden under a Phase 2 trial and we were recently informed by Premacure that the trial dosed its first patient in June 2010. We have supplied Premacure with sufficient IPLEX™ to complete the Phase 2 trial which Premacure is conducting and paying for.

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

Revenue Recognition

Revenue from our Expanded Access Program in Italy is recognized when the drugs have been provided to program patients and collectibility is assured.  Royalties previously paid to Tercica and Genentech are shown net against Expanded Access Program revenue.  Grant revenue is recognized once payment has been received.  Shipping and handling costs charged to customers are included in revenue.

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

Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

(in thousands except per share data)
Numerator:
Net income for basic and diluted earnings per share	$(378)	$(1,601)	$(260)	$116,194
Denominator:
Weighted average shares for basic earnings per share	130,249	126,178	130,228	124,360
Effect of dilutive securities:
Warrants	-	-	-	26
Stock options and restricted stock	0	0	0	220
Denominator for diluted earnings per share	130,249	126,178	130,228	124,606
Basic earnings per share	$(0.00)	$(0.01)	$(0.00)	$0.93
Diluted earnings per share	$(0.00)	$(0.01)	$(0.00)	$0.93

Basic net loss per share is computed based upon the weighted average number of common shares outstanding during the year. For the three months ended June 30, 2009 and 2010 and the six months ended 2010, the Company’s diluted net loss per share is the same as its basic net loss per share because all stock options, warrants, and other potentially dilutive securities are antidilutive and, therefore, excluded from the calculation of diluted net loss per share.  Shares excluded from the calculation of diluted shares totaled 3.8 million for 2010 and 11.2 million for 2009 for the three months ended and 3.3 million for 2010 and 7.5 million for 2009 for the six months ended because they were antidilutive.

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

3. Equity Compensation Plan Information

As of June 30, 2010, we had two equity compensation plans under which we grant stock options and shares of non-vested stock. We are currently granting stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors.

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

The following table presents information as of June 30, 2010, with respect to the 2000 Plan and the 2000 ESPP.
	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plan Category (1)
Equity Compensation Plans Approved by Shareholders:
Amended and Restated 2000 Stock Incentive Plan (2)	2,202,750	$2.03	2,044,385
Amended and Restated 2000 Employee Stock Purchase Plan	—	—	365,380

Total:	2,202,750	$2.03	2,409,765

(1)	We do not have any equity compensation plans that have not been approved by our shareholders.

(2)
To the extent that stock options or stock appreciation rights granted under the 2000 Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock are forfeited, the shares of common stock underlying such grants will again become available for purposes of the 2000 Plan.

A summary of the status of our stock options as of June 30, 2010, and changes for the six months then ended is presented below:
Description	2010	Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	2,592,750	$2.30
Granted	-	-
Exercised	-	-
Cancelled	(390,000)	3.86
Options outstanding at June 30, 2010	2,202,750	2.03	2.43	$15,020
Exercisable at June 30, 2010	2,097,750	$2.06	2.31	$15,020

The fair value of options granted is generally estimated at the date of grant using a Black-Scholes-Merton option-pricing model. No options were granted during the six month period ended June 30, 2010.  Stock-based compensation expense related to stock options was $34,774 and $128,506 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, there were 4,080,991 shares reserved for issuance for all outstanding warrants, options and restricted stock.

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

The weighted-average grant date fair value of RS and RSU’s granted during the six months ended June 30, 2010 was $0.88. As of June 30, 2010, there were 202,704 RS awards outstanding to our Board of Directors and 100,000 RS awards to our Chief Scientific Officer who was hired in March 2010; the remaining unrecognized stock-based compensation expense relating to these awards is $208,525 and will be recognized over the next twelve months in accordance with their vesting schedule.

Below is a table of RS and RSU activity for the six months ended June 30, 2010.

Number of Shares
Restricted Stock
Outstanding at January 1, 2010	87,720
Granted	302,704
Vested	87,720
Outstanding at June 30, 2010	302,704

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

As of September 1, 2005, the holders of the 2005 Notes began to receive interest payments at a rate of 5.5% per annum, and such interest payments were payable quarterly until March 1, 2010. As of March 1, 2008, the 2005 Notes matured and beginning on March 1, 2008, the holders of the 2005 Notes were entitled to receive nine quarterly installments of $552,778 in the aggregate each quarter.  Any outstanding 2005 Notes were repaid in cash or converted into shares of our common stock by March 1, 2010. Subject to the terms of the 2005 Note purchase agreements, the holders of the 2005 Notes may convert such notes into shares of our common stock at a conversion price of $1.295 per share (as adjusted in accordance with certain adjustments for stock splits, dividends and the like) at any time prior to the close of business on March 1, 2010. Between April 1, 2005 and March 1, 2010, we received notices from certain holders of the 2005 Notes electing to voluntarily convert approximately $31,312,000 principal amount of such notes into approximately 24,185,181 shares of our common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the 2005 Notes.  The final payment to our Convertible Note holders was made on March 1, 2010.  As of June 30, 2010, we no longer had any outstanding debt related to these notes. The 2005 Warrants associated with these notes expired on March 15, 2010.

5.   Income Taxes

The Company is subject to U.S. federal and state income taxes. Our loss carryforwards are subject to audit in any tax year in which those losses are carried and applied, notwithstanding the year of origin. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense.

At June 30, 2010, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $172 million, expiring in various years beginning in 2010.  The deferred tax assets of approximately $74 million at June 30, 2010, arise primarily due to NOL carryforwards for income tax purposes.  The Company projects that it will be able to utilize a portion of these NOL carryforwards and deferred tax assets in 2010, however presently all deferred tax assets have been fully offset by a valuation allowance.  The Company has never been audited by the Internal Revenue Service.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Quoted Prices in
		Active Markets for	Inactive Markets for

	June 30,	Identical Assets	Identical Assets
Description	2010	(Level 1)	(Level 2)

Cash and Cash Equivalents	$11,316	$11,316	$-
Corporate bonds	10,261	10,261	-
U.S. Treasury securities	6,703	6,703	-
Mutual Funds	53,660	53,660	-
Government agency bonds	42,848	-	42,848
Certificate of deposit	2,085	2,085

Total	$126,873	$84,025	$42,848

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Quoted Prices in
		Active Markets for	Inactive Markets for

	December 31,	Identical Assets	Identical Assets
Description	2009	(Level 1)	(Level 2)

Cash and Cash Equivalents	$12,740	$12,740	$-
U.S. Treasury securities	16,473	16,473	-
Mutual Funds	52,827	52,827	-
Municipal bonds	40,141	-	40,141
Certificate of deposit	2,085	2,085

Total	$124,266	$84,125	$40,141

At June 30, 2010, we held 4 securities which were in an unrealized loss position with a total estimated fair value of $12.5 million and gross unrealized losses of approximately $26,135.  Of the 4 securities, none had been in a continuous unrealized loss position for greater than one year.  At December 31, 2009, we held 23 securities which were in an unrealized loss position with a total estimated fair value of $40.1 million and gross unrealized losses of approximately $88,557.  Of the 23 securities, none had been in a continuous unrealized loss position for greater than one year.  Below is a table which summarizes unrealized gains and losses for our investments.  The net of our unrealized gains and losses, $1.0 million is reported in accumulated other comprehensive income in the stockholder’s equity section of our Balance Sheet.

Gross unrealized gains and losses are summarized below (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$6,692	$11	$-	$6,703
Corporate bonds	10,144	117	-	10,261
Mutual Funds	52,859	822	(21)	53,660
Government agency bonds	42,730	123	(5)	42,848
Total	$112,425	$1,073	$(26)	$113,472

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$16,475	$-	$(2)	$16,473
Mutual Funds	52,293	534	-	52,827
Municipal bonds	40,228	-	(87)	40,141
Total	$108,996	$534	$(89)	$109,441

We review the status of each security quarterly to determine whether an other-than-temporary impairment has occurred.  In making our determination, we consider a number of factors, including: (1) the significance of the decline, (2) whether the securities were rated below investment grade, (3) how long the securities have been in an unrealized loss position, and (4) our ability and intent to retain the investment for a sufficient period of time for it to recover.  We have concluded that none of the available-for-sale securities with unrealized losses at June 30, 2010 has experienced an other-than-temporary impairment.

The maturity of our investments range from less than a month to approximately 5 years.  The Company's sale of securities resulted in the reclassification of $81,000 and zero of net gains from accumulated other comprehensive income into earnings, for the six months ended June 30, 2010 and 2009, respectively.We determine realized gains and losses on the sale of marketable securities on a specific identification method, and we reflect such gains and losses as a component of investment income in our accompanying Consolidated Statements of Income. Proceeds from the sale of our investments are immediately re-invested in similar securities.

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

Until the sale of our follow-on biologics platform, we pursued a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs. Following the sale of our follow-on biologics assets, we have engaged the services of RBC Capital Markets to act as financial advisor in evaluating other options for use of these proceeds from sale of our FOB business to Merck. These options could include acquisitions of complementary businesses or technologies, product licensing or mergers, and could also include share repurchase or the distribution of a portion of the proceeds to shareholders if we do not find attractive acquisition or licensing opportunities. In parallel, we also intend to continue to focus on our proprietary protein platform and our product, the FDA-approved IPLEX™, which is in various stages of development for a number of serious medical conditions. Based on a comprehensive market analysis, our current resource allocation strategy for IPLEX™ is focused on Amyotrophic Lateral Sclerosis (“ALS”), also known as Lou Gehrig’s disease and Retinopathy of Prematurity (“ROP”), the latter under a Material Transfer Agreement with Premacure AB in Sweden.

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

There are approximately 40 patients who currently receive IPLEX™, 8 in the U.S. and the remainder around the rest of the world. Most of the patients receive IPLEX™ pursuant to a court-ordered Expanded Access Program (EAP) for ALS in Italy, pursuant to which we have received most of our operating revenues in the form of cost recovery charges. The 8 U.S. patients are being treated for ALS under single patient Investigational New Drug applications approved by the U.S. Food and Drug Administration (“FDA”). We believe that we have sufficient IPLEX™ inventory to supply these existing patients into approximately the second quarter of 2011 at which time our primary source of operating revenues will cease.

The use of IPLEX™ in ROP is being conducted by Premacure AB in Sweden under a Phase 2 trial and we were recently informed by Premacure that the trial dosed its first patient in June 2010. We have supplied Premacure with sufficient IPLEX™ to complete the Phase 2 trial which Premacure is conducting and paying for.

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

Results of Operations

Total revenues for the second quarter ended June 30, 2010 were $1.9 million, as compared to $3.0 million for the corresponding period in 2009. The $1.2 million decline in revenue was due to a combination of $0.9 million in lower cost recovery in the most recent quarter from our Expanded Access Program (“EAP”) for IPLEX™ in the treatment of Amyotrophic Lateral Sclerosis (“ALS”) in Italy, the receipt of $0.3 million in grant revenue for the Myotonic Muscular Dystrophy (“MMD”) trial in the second quarter of 2009, and $30,000 in lower royalty income. The reduced EAP revenue resulted from a natural decline in patients receiving IPLEX™ following the Company’s decision in 2009 to cease patient enrollment in order to preserve inventory for existing patients, while the lower royalty was due to the expiry of a long standing TGF-beta royalty.

Net loss for the second quarter of 2010 was $0.4 million; break even on a per share basis, compared with a net loss of $1.6 million, or $0.01 per share, reported in the second quarter of 2009.  The $1.2 million change in net loss was due to an overall reduction of $1.6 million in operating expenses, a $0.4 million improvement in investment income and a $0.4 million reduction in interest expense, which was partially offset by the $1.2 million reduction in revenues noted above.

The $1.6 million reduction in total expenses resulted from a $0.6 million reduction in research and development expenses (“R&D expenses”) and a $1.0 million decline in selling, general and administrative expenses (“SG&A Expenses”). The lower R&D expenses resulted largely from reduced licensing fees, patent costs and external consulting costs, while the reduced SG&A expenses were principally due to lower external finance advisory fees combined with separation costs incurred in the second quarter of 2009 associated with the departure of our CEO due to health reasons.

Investment income for the 2010 second quarter was $0.5 million. This was an increase of $0.4 million over the corresponding quarter of 2009 due to increased returns as market conditions improved. Interest expense was zero for the second quarter of 2010 as compared to $0.4 million for the same quarter in 2009 due to the elimination of the 2005 convertible notes, which were fully repaid in March 2010.

Total revenues for the six months ended June 30, 2010 were $3.8 million, as compared to $5.4 million for the corresponding period in 2009. The $1.6 million decline in revenue was again due to the same factors which impacted our second quarter 2010 revenues with a $1.0 decline in EAP cost recovery, the receipt of $0.5 million in grant revenue for the MMD trial in the first half of 2009 and $56,000 in lower income from the expired TGF-beta royalty.

Net loss for the first half of 2010 was $0.3 million; break even on a per share basis, compared with net income of $116.2 million, or $0.93 per share, reported in the first half of 2009.  The $116.5 million change was primarily due to the $125.0 million after tax gain on sale of our follow on biologics (“FOB”) assets to Merck in March 2009 together with the $1.6 million reduction in revenues noted above, which were partially offset by an overall reduction of $8.7 million in operating expenses, an $0.8 million improvement in investment income and a $0.6 million reduction in interest expense.

The $8.7 million reduction in total expenses resulted from a $5.8 million reduction R&D expenses and a $2.9 million decline in SG&A expenses. The lower R&D expenses reflected the elimination of manufacturing expenses following the sale of our FOB assets in March 2009, while the reduced SG&A expenses were principally due to reduced personnel costs associated with the asset sale to Merck and the separation of our CEO during the first half of 2009.

Investment income for the 2010 first half was $0.9 million. This was an increase of $0.8 million over the corresponding quarter of 2009 due to improved returns and a significantly higher cash balance invested for the full six months of 2010. The reduction in interest expense for the first half of 2010 as compared the same period in 2009 was entirely due to the elimination of the 2005 convertible notes, which were fully repaid in March 2010.

Liquidity and Capital Resources

As of June 30, 2010, the Company had total cash, cash equivalents and short-term investments on hand of $126.9 million, made up of $113.5 million in short term investments, $11.3 million in cash and cash equivalents and $2.1 million in a certificate of deposit.  This compares to $124.3 million as of December 31, 2009.  The $2.6 million increase in cash, cash equivalents and short-term investments was due primarily to the receipt of a $2.0 million income tax refund and a $0.6 million improvement in unrealized gain on investments, as the net cash produced from operating activities of $0.2 million was fully offset by the $0.2 million final payment of our 2005 convertible notes.

At June 30, 2010, our cash, cash equivalents and short-term investments of $126.9 million were invested in investment grade, interest-bearing securities.  Even though we currently have sufficient funds to meet our financial needs for the upcoming year, our business strategy also contemplates raising additional capital through debt or equity sales.  We may enter into agreements with corporate partners in order to fund operations through milestone payments, license fees and equity investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at June 30, 2010, had $126.9 million invested in money market instruments, treasury bills, mutual funds, government agency bonds and a certificate of deposit.  Such investments are subject to interest rate and credit risk.  Our policy of investing in highly rated securities whose maturities at June 30, 2010 are all less than one year minimizes such risks.  In addition, while a hypothetical decrease in market interest rates of 10% from June 30, 2010 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of certain members of our management team, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, as of June 30, 2010, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

We are a biopharmaceutical company with expertise in protein recombinant drug development.  We have incurred losses each previous year of operation until 2009 with the sale of our manufacturing facility and other FOB assets to Merck.   We expect to continue incurring operating losses for the foreseeable future.  The process of developing and commercializing our products requires significant pre-clinical testing and clinical trials as well as regulatory approvals for commercialization and marketing before we are allowed to begin product sales.  In addition, commercialization of our drug candidates would require us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities.  We expect that our activities, together with our general and administrative expenses, will continue to result in substantial operating losses for the foreseeable future.  As of June 30, 2010, our accumulated deficit was $228 million.  For the six months ended June 30, 2010, our consolidated net loss was $258,000.

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

If we fail to meet the continued listing requirements of the NASDAQ Capital Market by December 15, 2010, our common stock may be delisted from the NASDAQ Capital Market which may cause the value of an investment in our common stock to substantially decrease.

We may be unable to meet the continued listing requirements of the NASDAQ Capital Market by December 15, 2010.  To maintain the listing of our common stock on the NASDAQ Capital Market, we are required, among other things, to maintain a daily closing bid price per share of $1.00 (the “Minimum Bid Price Requirement”). By letter dated June 18, 2010, we were notified by the NASDAQ Listing Qualification Staff (the “Staff”) that the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days and that in accordance with NASDAQ marketplace rules, we were granted a 180-calendar day period, or through December 15, 2010, to regain compliance with the Minimum Bid Price Requirement.  If a delisting from the NASDAQ Capital Market were to occur, our Common Stock would be eligible, upon the application of a market maker, to trade on the OTC Bulletin Board or in the “pink sheets.” These alternative markets are generally considered to be less efficient than, and not as broad as, the NASDAQ Capital Market or the NASDAQ Global Market.  Therefore, delisting of our common stock from the NASDAQ Capital Market could adversely affect the trading price of our common stock and could limit the liquidity of our common stock and therefore could cause the value of an investment in our common stock to decrease.  In addition, if we fail to meet the Minimum Bid Price Requirement by December 15, 2010, we may be required to implement a reverse stock split in order for our shares of common stock to remain listed on the NASDAQ Capital Market, which could have a material adverse affect on our stock price.

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

Our supply of IPLEX™ is currently forecast to be exhausted in approximately the second quarter of 2011.  At that time, our revenues from the EAP in Italy for cost recovery will end and, unless we execute an income generating transaction as a result of our Strategic Review Process, we will have no material sources of operating revenue.

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

We may require additional future capital in order to acquire complementary businesses or technology or continue our research and development activities.  As of June 30, 2010, we had approximately $126.9 million of cash and investments on hand.  That amount may not be sufficient to meet the capital requirements of any business activity that we may generate as a result of our Strategic Review Process.  Our future capital requirements will depend on many factors, including factors associated with:

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

Third parties may claim that we are infringing upon or have misappropriated their proprietary rights.  Various third parties have obtained, and are attempting to obtain, patent protection relating to the production and use of our approved product and product candidates.  We can give no assurances as to whether any issued patents, or patents that may later issue to third parties, would affect our potential commercialization of IPLEX™ or any other product.  We can give no assurances that such patents can be avoided, invalidated or licensed.  With respect to any infringement claim asserted by a third party, we can give no assurances that we will be successful in the litigation or that such litigation would not have a material adverse effect on our business, financial condition and results of operation.  In the event of a successful claim against us for infringement or misappropriation of a third party’s proprietary rights, we may be required to:

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

Competitors could develop and gain FDA approval of products containing rhIGF-1, which could adversely affect our competitive position in all indications where we have been developing IPLEX™.

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

As of June 30, 2010, the warrants issued by us in May 2007 were exercisable for up to approximately 1.6 million shares of our common stock, representing approximately one percent of our then outstanding common stock.

As of June 30, 2010, our outstanding restricted stock and stock options to our employees, officers, directors and consultants were exercisable for up to 2.5 million shares of our common stock, representing approximately an additional two percent of our then outstanding common stock.

The exercise of some or all of our warrants, restricted stock and options will dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  (Removed and Reserved)

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS

10.1	Change in Control Agreement entered into between Insmed Incorporated and Stephen Glover on June 22, 2007.

10.2	Change in Control Agreement entered into between Insmed Incorporated and Nicholas LaBella on March 22, 2010.

31.1
Rule 13a-14(a)/15d-14(a) Certification of Kevin P. Tully, C.G.A., Executive Vice President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated.

32.1
Certification of Kevin P. Tully, C.G.A., Executive Vice President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of the Securities Exchange Act of 1934.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED
(Registrant)

Date: August 4, 2010	By:	/s/ Kevin P. Tully
Kevin P. Tully, C.G.A.,
Executive Vice President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)