Form 10-Q
period 2010-09-30
INSMED INC
filed 2010-11-03
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
--------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No ☑
As of November 1, 2010, the latest practicable date, there were [130,345,819] shares of Insmed Incorporated common stock outstanding.

INSMED INCORPORATED

FORM 10-Q
For the Quarterly Period Ended September 30, 2010

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$9,687	$12,740
Short-term investments	114,605	109,441
Income tax receivable	59	2,023
Accounts receivable, net	178	245
Prepaid expenses	364	159
Total current assets	124,893	124,608

Long-term assets:
Certificate of deposit	2,085	2,085
Deferred financing costs, net	-	2
Total long-term assets	2,085	2,087

Total assets	$126,978	$126,695

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$431	$312
Accrued project costs & other	1,150	1,150
Payroll liabilities	481	580
Interest payable	-	1
Deferred rent	132	132
Deferred revenue	98	398

Convertible debt	-	231
Debt discount	-	(23)
Net convertible debt	-	208

Total liabilities	2,292	2,781

Stockholders' equity:
Common stock; $.01 par value; authorized shares
500,000,000; issued and outstanding shares, 130,345,819 in 2010 and 130,208,099 in 2009	1,303	1,302
Additional paid-in capital	350,458	350,243
Accumulated deficit	(228,666)	(228,076)
Accumulated other comprehensive income:
Unrealized gain on investment	1,591	445
Net stockholders' equity	124,686	123,914

Total liabilities and stockholders' equity	$126,978	$126,695

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Royalties	$1	$21	$3	$79
Grant revenue	-	-	-	544
Other expanded access program income, net	1,806	2,454	5,597	7,262
Total revenues	1,807	2,475	5,600	7,885

Operating expenses:
Research and development	769	1,143	2,304	8,483
Selling, general and administrative	1,636	2,096	5,058	8,419
Total expenses	2,405	3,239	7,362	16,902

Operating loss	(598)	(764)	(1,762)	(9,017)

Investment income	345	682	1,280	817
Interest expense	-	(68)	(28)	(730)
Gain on sale of asset, net	-	-	-	127,768
Income (loss) before taxes	(253)	(150)	(510)	118,838

Income tax expense	77	-	80	2,794

Net (loss) income	$(330)	$(150)	$(590)	$116,044

Basic net (loss) income per share	$(0.00)	$(0.00)	$(0.00)	$0.92

Shares used in computing basic net (loss) income per share	130,301	129,442	130,253	126,072

Diluted net (loss) income per share	$(0.00)	$(0.00)	$(0.00)	$0.92

Shares used in computing diluted net (loss) income per share	130,301	129,442	130,253	126,256

The accompanying notes are an integral part of these consolidated financial statements.

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities
Net income	$(590)	$116,044
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	25	661
Stock based compensation expense	215	2,425
Gain on sale of asset, net	-	(127,768)
Change in trading securities	-	(498)
Realized loss on investments	-	-
Changes in operating assets and liabilities:
Accounts receivable	67	(197)
Income tax receivable	1,964	-
Prepaid expenses	(205)	(162)
Accounts payable	119	(696)
Accrued project costs & other	-	288
Payroll liabilities	(99)	(32)
Income tax liability	-	625
Deferred rent	-	(65)
Deferred revenue	(300)	(71)
Restricted stock unit liability	-	(113)
Asset retirement obligation	-	(2,217)
Interest payable	(1)	(11)
Net cash provided by (used in) operating activities	1,195	(11,787)

Investing activities
Cash received from asset sale	-	127,768
Sales of short-term investments	90,739	-
Purchases of short-term investments	(94,757)	(94,646)
Net cash provided by (used in) investing activities	(4,018)	33,122

Financing activities
Proceeds from issuance of common stock	-	580
Repayment of convertible notes	(231)	(1,016)
Certificate of deposits	-	10
Warrants converted into shares	-	3,493
Other	1	39
Net cash provided by (used in) financing activities	(230)	3,106

Increase (decrease) in cash and cash equivalents	(3,053)	24,441
Cash and cash equivalents at beginning of period	12,740	2,397

Cash and cash equivalents at end of period	$9,687	$26,838

Supplemental information
Cash paid for interest	$-	$10
Cash paid for taxes	139	-

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

Until the sale of our FOB platform, we pursued a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs. Following the sale of our FOB assets, we engaged the services of RBC Capital Markets to act as financial advisor in evaluating other options for use of these proceeds from the sale of our FOB business to Merck, which we refer to as our strategic review process. These options could include acquisitions of complementary businesses or technologies, product licensing or mergers, and could also include share repurchase or the distribution of a portion of the proceeds to shareholders if we do not find attractive acquisition or licensing opportunities. In parallel, we also intend to continue to focus on our proprietary protein platform and our product, the U.S. Food and Drug Administration (“FDA”) approved IPLEX™, which is in various stages of development for a number of serious medical conditions. Based on a comprehensive market analysis, our current resource allocation strategy for IPLEX™ is focused on Amyotrophic Lateral Sclerosis (“ALS”), also known as Lou Gehrig’s disease, and Retinopathy of Prematurity (“ROP”), the latter under a Material Transfer Agreement with Premacure AB, a Swedish corporation.

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

In June 2009, we announced results from our exploratory U.S. Phase II clinical trial evaluating IPLEX™ in patients with myotonic muscular dystrophy (“MMD”). The trial explored measures of endurance, muscle function and strength, cognitive function, gastrointestinal function, general health, pain, quality of life, insulin sensitivity, lipid metabolism, and safety and tolerability of IPLEX™. The results of the trial indicated that IPLEX™ did not exhibit a statistically significant improvement in the functional measure of endurance by the nine-minute walk test, muscle function, strength, cognitive function, general health, pain, or quality of life in any of the tests utilized in this study. IPLEX™ did, however, demonstrate improvements in standard measures of insulin sensitivity and reductions in fasting glucose, fasting insulin, cholesterol and triglycerides, which is consistent with the expected metabolic profile of insulin-like growth factor. Pending the completion of the strategic review process, we have decided not to conduct further clinical trials focused on MMD patients.

Following the transfer of our Boulder, Colorado manufacturing facility to Merck, we no longer have the capability to manufacture IPLEX™, which is an extremely complicated drug to produce. Any agreement with a third party to undertake the manufacture of IPLEX™ would not result in production of additional quantities of IPLEX™ for at least 12 to 18 months. We are not actively exploring any third party manufacturing arrangements for IPLEX™ at this time. Since we no longer have a facility to manufacture IPLEX™, we announced in July 2009 that we would conserve our limited inventory of IPLEX™ on hand for the treatment of existing patients, would cease the supply of IPLEX™ to any new patients, and would not initiate further clinical trials with IPLEX™ (including a Phase II clinical trial for ALS patients in the U.S. discussed with the FDA in early 2009). We plan, however, to continue to collect and analyze data for the ALS indication and to continue to monitor Premacure AB’s collection and analysis of data for the ROP indication.

There are approximately 39 patients who currently receive IPLEX™, 8 in the U.S. and the remainder around the rest of the world. Most of the patients receive IPLEX™ pursuant to a court-ordered Expanded Access Program (“EAP”) for ALS in Italy, pursuant to which we have received most of our operating revenues in the form of cost recovery charges. The 8 U.S. patients are being treated for ALS under single patient Investigational New Drug applications approved by the FDA. We believe that we have sufficient IPLEX™ inventory to supply these existing patients into approximately the second quarter of 2011, at which time our primary source of operating revenues will cease.

The use of IPLEX™ in ROP is being conducted by Premacure AB in Sweden under a Phase 2 trial and we were recently informed by Premacure that the trial dosed its first patient in June 2010. We have supplied Premacure with sufficient IPLEX™ to complete the Phase 2 trial which Premacure is conducting and paying for.

Until the gain generated by the sale of our FOB platform to Merck, we had not been profitable. We accumulated deficits of approximately $230 million through December 31, 2009.  Following the sale of our FOB assets to Merck, we operated on a cash neutral basis as a result of revenues on our Expanded Access Program and interest on the net proceeds of the sale of our FOB assets, offsetting our ongoing base operating costs. Moving forward, our major source of income will continue to be the cost recovery charges for our Expanded Access Program and our major expenses will be related to due diligence for the ongoing corporate strategic review process together with some research and development expenses. In general, our expenditures may increase if development of our product candidates progresses. However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

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

Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

(in thousands except per share data)
Numerator:
Net income for basic and diluted earnings per share	$(330)	$(150)	$(590)	$116,044
Denominator:
Weighted average shares for basic earnings per share	130,301	129,442	130,253	126,072
Effect of dilutive securities:
Warrants	-	-	-	0
Stock options and restricted stock	0	0	0	184
Denominator for diluted earnings per share	130,301	129,442	130,253	126,256
Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$0.92
Diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$0.92

Basic net loss per share is computed based upon the weighted average number of common shares outstanding during the year. For the three months ended September 30, 2009 and 2010 and the nine months ended 2010, the Company’s diluted net loss per share is the same as its basic net loss per share because all stock options, warrants, and other potentially dilutive securities are antidilutive and, therefore, excluded from the calculation of diluted net loss per share.  Shares excluded from the calculation of diluted shares totaled 4 million for 2010 and 12 million for 2009 for the three months ended and 4 million for 2010 and 12 million for 2009 for the nine months ended because they were antidilutive.

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

3. Equity Compensation Plan Information

As of September 30, 2010, we had two equity compensation plans under which we grant stock options and shares of non-vested stock. We are currently granting stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors.

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

The following table presents information as of September 30, 2010, with respect to the 2000 Plan and the 2000 ESPP.
	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plan Category (1)
Equity Compensation Plans Approved by Shareholders:
Amended and Restated 2000 Stock Incentive Plan (2)	2,395,454	$1.84	2,104,385
Amended and Restated 2000 Employee Stock Purchase Plan	—	—	365,380

Total:	2,395,454	$1.84	2,469,765

(1)	We do not have any equity compensation plans that have not been approved by our shareholders.

(2)
To the extent that stock options or stock appreciation rights granted under the 2000 Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock are forfeited, the shares of common stock underlying such grants will again become available for purposes of the 2000 Plan.

A summary of the status of our stock options as of September 30, 2010, and changes for the nine months then ended is presented below:
Description	2010	Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	2,592,750	$2.30
Granted	-	-
Exercised	-	-
Cancelled	(450,000)	4.50
Options outstanding at September 30, 2010	2,142,750	1.84	2.25	$20,450
Exercisable at September 30, 2010	2,080,250	$1.88	2.11	$20,450

The fair value of options granted is generally estimated at the date of grant using a Black-Scholes-Merton option-pricing model. No options were granted during the nine month period ended September 30, 2010.  Stock-based compensation expense related to stock options was $43,824 and $207,475 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, there were 3,970,991 shares reserved for issuance for all outstanding warrants, options and restricted stock.

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

The weighted-average grant date fair value of RS and RSU’s granted during the nine months ended September 30, 2010 was $0.88. As of September 30, 2010, there were 202,704 RS awards outstanding to our Board of Directors and 50,000 RS awards to our Chief Scientific Officer who was hired in March 2010; the remaining unrecognized stock-based compensation expense relating to these awards is $130,736 and will be recognized over the next twelve months in accordance with their vesting schedule.

Below is a table of RS and RSU activity for the nine months ended September 30, 2010.

Number of Shares
Restricted Stock
Outstanding at January 1, 2010	87,720
Granted	302,704
Vested	137,720
Outstanding at September 30, 2010	252,704

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

As of June 1, 2005, the holders of the 2005 Notes began to receive interest payments at a rate of 5.5% per annum, and such interest payments were payable quarterly until March 1, 2010. As of March 1, 2008, the 2005 Notes matured and beginning on March 1, 2008, the holders of the 2005 Notes were entitled to receive nine quarterly installments of $552,778 in the aggregate each quarter.  Any outstanding 2005 Notes were repaid in cash or converted into shares of our common stock by March 1, 2010. Subject to the terms of the 2005 Note purchase agreements, the holders of the 2005 Notes may convert such notes into shares of our common stock at a conversion price of $1.295 per share (as adjusted in accordance with certain adjustments for stock splits, dividends and the like) at any time prior to the close of business on March 1, 2010. Between April 1, 2005 and March 1, 2010, we received notices from certain holders of the 2005 Notes electing to voluntarily convert approximately $31,312,000 principal amount of such notes into approximately 24,185,181 shares of our common stock at the conversion rate of one share of common stock for each $1.295 in principal amount of the 2005 Notes.  The final payment to our Convertible Note holders was made on March 1, 2010.  As of September 30, 2010, we no longer had any outstanding debt related to these notes. The 2005 Warrants associated with these notes expired on March 15, 2010.

5.   Income Taxes

The Company is subject to U.S. federal and state income taxes. Our loss carryforwards are subject to audit in any tax year in which those losses are carried and applied, notwithstanding the year of origin. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense.

At September 30, 2010, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $172 million, expiring in various years beginning in 2010.  The deferred tax assets of approximately $74 million at September 30, 2010, arise primarily due to NOL carryforwards for income tax purposes.  The Company projects that it will be able to utilize a portion of these NOL carryforwards and deferred tax assets in 2010, however presently all deferred tax assets have been fully offset by a valuation allowance.  The Company has never been audited by the Internal Revenue Service.

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

Assets and liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Quoted Prices in

		Active Markets for	Inactive Markets for

	September 30,	Identical Assets	Identical Assets
Description	2010	(Level 1)	(Level 2)

Cash and Cash Equivalents	$9,687	$9,687	$-
Corporate bonds	10,279	10,279	-
U.S. Treasury securities	6,899	6,899	-
Mutual Funds	54,309	54,309	-
Government agency bonds	43,118	-	43,118
Certificate of deposit	2,085	2,085

Total	$126,377	$83,259	$43,118

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Quoted Prices in
		Active Markets for	Inactive Markets for

	December 31,	Identical Assets	Identical Assets
Description	2009	(Level 1)	(Level 2)

Cash and Cash Equivalents	$12,740	$12,740	$-
U.S. Treasury securities	16,473	16,473	-
Mutual Funds	52,827	52,827	-
Municipal bonds	40,141	-	40,141
Certificate of deposit	2,085	2,085

Total	$124,266	$84,125	$40,141

At September 30, 2010, we held 5 securities which were in an unrealized loss position with a total estimated fair value of $9.1 million and gross unrealized losses of approximately $4,000.  Of the 5 securities, none had been in a continuous unrealized loss position for greater than one year.  At December 31, 2009, we held 23 securities which were in an unrealized loss position with a total estimated fair value of $40.1 million and gross unrealized losses of approximately $88,557.  Of the 23 securities, none had been in a continuous unrealized loss position for greater than one year.  Below is a table which summarizes unrealized gains and losses for our investments.  The net of our unrealized gains and losses, $1.6 million is reported in accumulated other comprehensive income in the stockholder’s equity section of our Balance Sheet.

Gross unrealized gains and losses are summarized below (in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$6,886	$13	$-	$6,899
Corporate bonds	10,124	155	-	10,279
Mutual Funds	53,135	1,174	-	54,309
Government agency bonds	42,869	253	(4)	43,118
Total	$113,014	$1,595	$(4)	$114,605

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$16,475	$-	$(2)	$16,473
Mutual Funds	52,293	534	-	52,827
Municipal bonds	40,228	-	(87)	40,141
Total	$108,996	$534	$(89)	$109,441

We review the status of each security quarterly to determine whether an other-than-temporary impairment has occurred.  In making our determination, we consider a number of factors, including: (1) the significance of the decline, (2) whether the securities were rated below investment grade, (3) how long the securities have been in an unrealized loss position, and (4) our ability and intent to retain the investment for a sufficient period of time for it to recover.  We have concluded that none of the available-for-sale securities with unrealized losses at September 30, 2010 has experienced an other-than-temporary impairment.

The maturity of our investments range from less than a month to approximately 5 years.  The Company's sale of securities has not resulted in the reclassification of any gains or losses from accumulated other comprehensive income into earnings, for the nine months ended September 30, 2010 and 2009. We determine realized gains and losses on the sale of marketable securities on a specific identification method, and we reflect such gains and losses as a component of investment income in our accompanying Consolidated Statements of Income. Proceeds from the sale of our investments are immediately re-invested in similar securities.

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

On March 31, 2009, we completed the sale of our follow-on biologics (“FOB”) platform to Merck & Co., Inc. (“Merck”) for an aggregate purchase price of $130 million. As part of this transaction, Merck assumed the lease of our Boulder, Colorado-based manufacturing facility (which was also used to manufacture IPLEX™) and acquired ownership of all the equipment in the building. In addition, Merck offered positions to employees at the Boulder facility. After fees, taxes and other expenses related to the transaction, we received total net proceeds of approximately $127 million. In the fourth quarter of 2009, we recorded a $2 million tax refund receivable which increased the after tax proceeds on the sale from $125 million, as reported in the first quarter of 2009, to the $127 million reported in our full year results. The $2.0 million reduction in taxes results from the beneficial impact of the revised tax laws, which came into effect in the fourth quarter of 2009, and allowed the Company to utilize more of its net operating losses (“NOLs”) than previously able under former tax law to reduce the amount of taxes paid on the gain on sale of its FOB business to Merck in March 2009. The company received the full tax refund in April 2010. We retained our Richmond, VA corporate office, which houses our Clinical, Regulatory, Finance, and Administrative functions, in support of the continuing IPLEX™ program.

Until the sale of our FOB platform, we pursued a dual path strategy involving entry into the follow-on biologics arena (also known as biosimilars, biogenerics and biologics) and advancing our proprietary protein platform into niche markets with unmet needs. Following the sale of our FOB assets, we engaged the services of RBC Capital Markets to act as financial advisor in evaluating other options for use of these proceeds from sale of our FOB business to Merck. These options could include acquisitions of complementary businesses or technologies, product licensing or mergers, and could also include share repurchase or the distribution of a portion of the proceeds to shareholders if we do not find attractive acquisition or licensing opportunities, which we refer to as our strategic review process. In parallel, we also intend to continue to focus on our proprietary protein platform and our product, the U.S. Food and Drug Administration (“FDA”) approved IPLEX™, which is in various stages of development for a number of serious medical conditions. Based on a comprehensive market analysis, our current resource allocation strategy for IPLEX™ is focused on Amyotrophic Lateral Sclerosis (“ALS”), also known as Lou Gehrig’s disease and Retinopathy of Prematurity (“ROP”), the latter under a Material Transfer Agreement with Premacure AB, a Swedish corporation.

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

In June 2009, we announced results from our exploratory U.S. Phase II clinical trial evaluating IPLEX™ in patients with myotonic muscular dystrophy (“MMD”). The trial explored measures of endurance, muscle function and strength, cognitive function, gastrointestinal function, general health, pain, quality of life, insulin sensitivity, lipid metabolism, and safety and tolerability of IPLEX™. The results of the trial indicated that IPLEX™ did not exhibit a statistically significant improvement in the functional measure of endurance by the nine-minute walk test, muscle function, strength, cognitive function, general health, pain, or quality of life in any of the tests utilized in this study. IPLEX™ did, however, demonstrate improvements in standard measures of insulin sensitivity and reductions in fasting glucose, fasting insulin, cholesterol and triglycerides, which is consistent with the expected metabolic profile of insulin-like growth factor. Pending the completion of the strategic review process, we have decided not to conduct further clinical trials focused on MMD patients.

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

There are approximately 39 patients who currently receive IPLEX™, 8 in the U.S. and the remainder around the rest of the world. Most of the patients receive IPLEX™ pursuant to a court-ordered EAP for ALS in Italy, pursuant to which we have received most of our operating revenues in the form of cost recovery charges. The 8 U.S. patients are being treated for ALS under single patient Investigational New Drug applications approved by the FDA. We believe that we have sufficient IPLEX™ inventory to supply these existing patients into approximately the second quarter of 2011 at which time our primary source of operating revenues will cease.

The use of IPLEX™ in ROP is being conducted by Premacure AB in Sweden under a Phase 2 trial, and we were recently informed by Premacure that the trial dosed its first patient in September 2010. We have supplied Premacure with sufficient IPLEX™ to complete the Phase 2 trial for which Premacure is conducting and paying.

Until the gain generated by the sale of our FOB platform to Merck, we had not been profitable. We have accumulated deficits of approximately $230 million through December 31, 2009.  Following the sale of our FOB assets to Merck, we operated on a cash neutral basis as a result of revenues on our Expanded Access Program and interest on the net proceeds of the sale of our FOB assets, offsetting our ongoing base costs. Moving forward, our major source of income will continue to be the cost recovery charges for our Expanded Access Program and our major expenses will be related to due diligence for the ongoing corporate strategic review process together with some research and development expenses. In general, our expenditures may increase as development of our product candidate’s progresses. However, there will be fluctuations from period to period caused by differences in project costs incurred at each stage of development.

Results of Operations

Total revenues for the third quarter ended September 30, 2010 were $1.8 million, as compared to $2.5 million for the corresponding period in 2009.  The $0.7 million decline in revenue was entirely due to lower cost recovery in the most recent quarter from our IPLEX™ Expanded Access Program (“EAP”) in Italy for the treatment of Amyotrophic Lateral Sclerosis (“ALS”).  In 2009, the Company ceased patient enrollment in the EAP in order to preserve inventory for existing patients.

Net loss for the third quarter of 2010 was $0.3 million, break-even on a per share basis, compared with a net loss of $0.1 million, also break-even on a per share basis, reported in the third quarter of 2009.  The $0.2 million change in net loss was primarily due to the $0.7 million decrease in revenues, noted above, and a $0.3 million decrease in investment income, which were largely offset by an overall reduction of $0.8 million in operating expenses.

The $0.8 million decrease in total expenses resulted from a $0.3 million reduction in research and development expenses (“R&D expenses”) and a $0.5 million decline in selling, general and administrative expenses (“SG&A Expenses”). The lower R&D expenses resulted largely from the elimination of IPLEX™ fill-finish costs which we incurred in the third quarter of 2009, while the reduced SG&A expenses were principally due to lower external market research and consultancy fees associated with our ongoing strategic review process.

Investment income for the 2010 third quarter was $345,000, as compared to $682,000 for the same period in 2009; as overall market returns declined in the current quarter versus the corresponding period in 2009.

Total revenues for the nine-months ended September 30, 2010 were $5.6 million, as compared to $7.9 million for the corresponding period in 2009.  The $2.3 million decline in revenue was due to a combination of a $1.7 million decline in EAP cost recovery, the receipt, during the first none months of 2009, of $0.5 million in grant revenue for our exploratory Phase 2 IPLEX™ trial in patients with myotonic muscular dystrophy and $0.1 million in lower income from an expired TGF-beta royalty.

Net loss for the first nine-months of 2010 was $0.6 million, break-even on a per share basis, compared with net income of $116.0 million, or $0.92 per share, reported in the same period of 2009.  The $116.6 million change in net loss was primarily due to the $125.0 million after tax gain on sale of our follow on biologics (“FOB”) assets to Merck in March 2009, together with the $2.3 million reduction in revenues noted above, which were partially offset by an overall reduction of $9.5 million in operating expenses, a $0.5 million improvement in investment income and a $0.7 million reduction in interest expense.

The $9.5 million decrease in total expenses resulted from a $6.2 million reduction in R&D expenses and a $3.3 million decline in SG&A expenses.  The lower R&D expenses reflected the elimination of manufacturing expenses following the sale of our FOB assets in March 2009, while the reduced SG&A expenses were principally due to lower personnel costs also associated with the asset sale to Merck.

Investment income for the first nine-months of 2010 was $1.3 million.  This was an increase of $0.5 million over the corresponding period of 2009, and was due to improved investment returns during the period and a significantly higher cash balance invested for the full nine-months of 2010.  The reduction in interest expense for the first nine-months of 2010 as compared the same period in 2009 was entirely due to the elimination of the 2005 convertible notes, which were fully repaid in March 2010.

Liquidity and Capital Resources

As of September 30, 2010, the Company had total cash, cash equivalents and short-term investments on hand of $126.4 million, comprised of $114.6 million in short-term investments, $9.7 million in cash and cash equivalents and $2.1 million in a certificate of deposit.  This compares to $124.3 million as of December 31, 2009.  The $2.1 million increase in cash, cash equivalents and short-term investments was due primarily to the receipt of a $2.0 million income tax refund in 2010 and a $1.1 million improvement in unrealized gain on investments, which was partially offset by $0.8 million of net cash used in operating activities and the $0.2 million final payment on our 2005 convertible notes.

At September 30, 2010, our cash, cash equivalents and short-term investments of $126.4 million were invested in investment grade, interest-bearing securities.  Even though we currently have sufficient funds to meet our financial needs for the upcoming year, we may in the future raise additional capital through debt or equity sales.  We may enter into agreements with corporate partners in order to fund operations through milestone payments, license fees and equity investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at September 30, 2010, had $126.4 million invested in money market instruments, treasury bills, mutual funds, government agency bonds and a certificate of deposit.  Such investments are subject to interest rate and credit risk Our policy of investing in highly rated securities whose maturities at September 30, 2010 are all less than one year minimizes such risks.  In addition, while a hypothetical decrease in market interest rates of 10% from September 30, 2010 levels would reduce interest income, it would not result in a loss of the principal and the decline in interest income would not be material.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of certain members of our management team, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, as of September 30, 2010, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting.  During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 6, 2010, a complaint was filed against us by Angeline Cacchillo (the “Plaintiff”) in the United States District Court for the Northern District of New York (the “Court”) seeking money damages and a court order requiring Insmed to support her compassionate use application to the FDA and if approved, to provide her with IPLEX™.  Plaintiff was a participant in the phase II clinical trial of IPLEXTM sponsored by us evaluating the effectiveness of the investigational drug in patients with type 1 myotonic muscular dystrophy (“MMD”).  The data from this trial did not suggest that IPLEX™ was effective to treat MMD. As a result, we decided not to proceed to a phase III trial.

In the complaint, Plaintiff alleges (i) the deprivation of constitutional due process and equal protection by depriving Plaintiff of continued access to IPLEXTM, (ii) fraudulent inducement to enter the phase II clinical trial with the false promise to support Plaintiff’s compassionate use application to the FDA, (iii) negligent representation that we would support Plaintiff’s compassionate use application, (iv) intentionally inflicted emotional distress by refusing to support Plaintiff’s compassionate use application after providing IPLEXTM, (v) violation of an assumed duty of care to Plaintiff, (vi) breach of fiduciary duty to Plaintiff, (vii) negligence and (viii) unjust enrichment.  Plaintiff seeks compensatory and punitive monetary damages.

On October 7, 2010, Plaintiff filed a motion for a preliminary injunction that would require us to provide a written statement supporting the “compassionate use” of IPLEXTM for Plaintiff and directing us to provide IPLEXTM to Plaintiff at cost in the event that the compassionate use application is granted by the FDA.  On October 8, 2010, the Court issued an Order to Show Cause requiring us to respond to Plaintiff’s motion.  On October 13, 2010, we filed an opposition to Plaintiff’s motion for the preliminary injunction and on October 15, 2010, an oral argument was held before the Court on the Plaintiff’s motion.

 On October 22, 2010, the Court denied Plaintiff’s motion for the preliminary injunction concluding that the Court lacked subject matter jurisdiction with respect to her claim for a preliminary injunction.  Plaintiff has the option of immediately appealing the trial court’s decision to the United States Court of Appeals for the Second Circuit.  Plaintiff’s claim for monetary damages still remains outstanding.  We believe that the allegations contained in the complaint are without merit and we intend to continue to vigorously defend this action. It is  not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

In addition, we are subject to certain claims and litigation from time to time in the ordinary course of business. It is the opinion of management that the outcome of such matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

We have a history of operating losses and an expectation that we will generate operating losses for the foreseeable future; we may not achieve profitability for some time, if at all.

We are a biopharmaceutical company with expertise in protein recombinant drug development.  We have incurred losses each previous year of operation until 2009 with the sale of our manufacturing facility and other FOB assets to Merck.   We expect to continue incurring operating losses for the foreseeable future.  The process of developing and commercializing our products requires significant pre-clinical testing and clinical trials as well as regulatory approvals for commercialization and marketing before we are allowed to begin product sales.  In addition, commercialization of our drug candidates would require us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities.  We expect that our activities, together with our general and administrative expenses, will continue to result in substantial operating losses for the foreseeable future.  As of September 30, 2010, our accumulated deficit was $229 million.  For the nine months ended September 30, 2010, our consolidated net loss was $590,000.

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

We estimate that our supply of IPLEX™, our material source of operating revenues, will be exhausted in the second quarter of 2011, which could adversely affect our financial condition and results of operation.

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

Our long-term viability and growth depend on the successful commercialization of products which lead to revenue and profits.  Pharmaceutical product development is an expensive, high risk, lengthy, complicated, resource intensive process.  In order to succeed, among other things, we must be able to:

·	identify potential drug product candidates;

·	design and conduct appropriate laboratory, preclinical and other research;

·	submit for and receive regulatory approval to perform clinical studies;

·	design and conduct appropriate preclinical and clinical studies according to good laboratory and good clinical practices;

·	select and recruit clinical investigators;

·	select and recruit subjects for our studies;

·	collect, analyze and correctly interpret the data from our studies;

·	submit for and receive regulatory approvals for marketing; and

·	manufacture the drug product candidates according to FDA current Good Manufacturing Processes (“cGMP”).

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

Even if we are successful in developing and obtaining approval for our product candidates, there are numerous circumstances that could prevent the successful commercialization of the products.

Our ability to successfully commercialize our products will depend on a number of factors, any of which could delay or prevent commercialization, including:

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

The transfer of the Boulder facility to Merck in connection with the sale of our FOB platform eliminated our internal IPLEX™ production capability.  We believe, however, that we have sufficient inventory of IPLEX™ to support our ongoing ALS EAP in the U.S. and Europe into approximately the second quarter of 2011.  Any requirements for IPLEX™ beyond that or any significant increase in demand beyond our current commitments in the ALS fields will require that we identify a Contract Manufacturing Organization or CMO to produce the necessary IPLEX™ to meet the demand.  We are not pursuing any third party manufacturing arrangement at this time, but if we chose to do so, we estimate that the technology transfer of our IPLEX™ production process could take 12 to 18 months once a CMO has been identified.

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

We may require additional future capital in order to acquire complementary businesses or technology or continue our research and development activities.  As of September 30, 2010, we had approximately $126.4 million of cash and investments on hand.  That amount may not be sufficient to meet the capital requirements of any business activity that we may generate as a result of our strategic review process.  Our future capital requirements will depend on many factors, including factors associated with:

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

As of September 30, 2010, the warrants issued by us in May 2007 were exercisable for up to approximately 1.6 million shares of our common stock, representing approximately one percent of our then outstanding common stock.

As of September 30, 2010, our outstanding restricted stock and stock options to our employees, officers, directors and consultants were exercisable for up to 2.5 million shares of our common stock, representing approximately an additional two percent of our then outstanding common stock.

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

INSMED INCORPORATED
(Registrant)

Date: November 3, 2010	By:	/s/ Kevin P. Tully
Name: Kevin P. Tully, C.G.A.,
Title: Executive Vice President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)