Form 10-Q
period 2011-06-30
INSMED INC
filed 2011-08-08
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                           June 30, 2011

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

As of August 8, 2011, there were 24,833,301 shares of the registrant’s common stock, $.01 par value, outstanding.

INSMED INCORPORATED

In this Form 10-Q, we use the words the “Company,” “Insmed,” “Insmed Incorporated,” “we,” “us” and “our” to refer to Insmed Incorporated, a Virginia corporation.

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$9,839	$10,743
Short-term investments	82,123	97,306
Accounts receivable, net	303	471
Prepaid expenses	354	277
Total current assets	92,619	108,797

Certificate of deposit	2,085	2,176
In-process research and development	77,900	77,900
Goodwill	6,290	6,290
Deposits	378	-
Fixed assets, net	1,016	1,102
Total assets	$180,288	$196,265

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,921	$1,450
Accrued expenses	1,162	1,256
Deferred rent	150	150
Capital lease obligations, current	64	81
Deferred revenue	195	402
Total current liabilities	3,492	3,339

Capital lease obligations, long-term	58	83
Total liabilities	3,550	3,422

Stockholders' equity:
Common stock; $.01 par value; authorized shares
500,000,000; issued and outstanding shares, 24,833,301 in 2011 and 15,653,734 in 2010	248	1,565
Preferred stock; $.01 par value; authorized shares
200,000,000; issued and outstanding shares, zero in 2011 and 9,174,589 in 2010	-	918
Additional paid-in capital	426,795	423,877
Accumulated deficit	(251,422)	(234,510)
Accumulated other comprehensive income:
Unrealized gain on investments	1,117	993
Total stockholders' equity	176,738	192,843
Total liabilities and stockholders' equity	$180,288	$196,265
See accompanying notes to unaudited consolidated financial statements
INSMED INCORPORATED
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

License fees	$1	$-	$251	$2
Other expanded access program income, net	977	1,864	2,328	3,791
Total revenues	978	1,864	2,579	3,793

Operating expenses:
Research and development	8,706	893	14,467	1,535
General and administrative	2,745	1,884	6,002	3,422
Total operating expenses	11,451	2,777	20,469	4,957
Operating loss	(10,473)	(913)	(17,890)	(1,164)
Investment income	459	538	987	935
Interest expense	(3)	-	(7)	(28)
Loss before income taxes	(10,017)	(375)	(16,910)	(257)
Income tax expense	-	3	2	3
Net loss	(10,017)	(378)	(16,912)	(260)
Less: accretion of beneficial conversion feature	-	-	(9,175)	-

Net loss attributable to common stockholders	$(10,017)	$(378)	$(26,087)	$(260)

Basic and diluted net loss attributable to common
stockholders per common share	$(0.40)	$(0.03)	$(1.19)	$(0.02)

Weighted average basic common shares outstanding	24,830	13,025	21,838	13,023

Weighted average diluted common shares outstanding	24,830	13,025	21,838	13,023

See accompanying notes to unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net loss	$(16,912)	$(260)
Adjustments to reconcile net (loss) to net cash (used in)
provided by operating activities:
Depreciation and amortization	154	25
Stock based compensation expense	652	129
Changes in operating assets and liabilities:
Accounts receivable	168	55
Income tax receivable	-	2,023
Prepaid expenses and other assets	(364)	(182)
Accounts payable	471	600
Accrued expenses	(94)	(195)
Deferred revenue	(207)	40
Net cash (used in) provided by operating activities	(16,132)	2,235

Investing activities
Purchase of fixed assets	(68)	-
Sales of short-term investments	16,769	69,239
Purchases of short-term investments	(1,463)	(72,668)
Net cash provided by (used in) investing activities	15,238	(3,429)

Financing activities
Payments on capital lease obligations	(42)	-
Repayment of convertible notes	-	(230)
Proceeds from issuance of common stock	32	-
Net cash used in financing activities	(10)	(230)

Decrease in cash and cash equivalents	(904)	(1,424)
Cash and cash equivalents at beginning of period	10,743	12,740

Cash and cash equivalents at end of period	$9,839	$11,316

Supplemental disclosures of cash flow information
Cash paid for interest	$7	$3
Cash paid for taxes, net	$2	$-

Supplemental disclosures of non-cash investing and financing activities
Unrealized gain on investments	$124	$602
Accretion of beneficial conversion feature	$(9,175)	$-

See accompanying notes to unaudited consolidated financial statements

INSMED INCORPORATED

NOTES TO UNAUDITED

CONSOLIDATED FINANCIAL STATEMENTS

1.           Description of the Business and Background

On December 1, 2010, we completed a business combination with Transave, Inc., (“Transave”), a privately-held, New Jersey-based pharmaceutical company focused on the development of differentiated, innovative inhaled pharmaceuticals for the site-specific treatment of serious lung infections.  Under the terms of the merger agreement, Insmed paid off Transave’s $7.8 million in outstanding indebtedness, issued approximately 2.6 million shares of Insmed common stock, approximately 9.2 million shares of Insmed Series B Conditional Convertible Preferred Stock and paid cash consideration of $561,280 in exchange for all of the outstanding capital stock of Transave (the “Business Combination”).  On March 1, 2011, at a special meeting of our shareholders, all of our shares of Series B Conditional Convertible Preferred Stock were converted into shares of our common stock, on a one for one basis.  Also at this meeting, our shareholders approved a one for ten reverse stock split of our common stock, which became effective on March 2, 2011 (see note 4). The reverse stock split is reflected in the shares outstanding and earnings per share calculations throughout this Form 10-Q.

We are a pharmaceutical company and following the Business Combination, have expertise in proprietary, advanced liposomal technology designed specifically for inhalation lung delivery.  Our proprietary liposomal technology is designed specifically for delivery of pharmaceuticals to the lung and provides for potential improvements to the conventional inhalation methods of delivering drugs to the pulmonary system. These potential advantages include improvements in efficacy, safety and patient convenience.  Our primary focus is orphan markets with high unmet medical needs which we believe present a significant opportunity, as their challenges and complexity best fit our knowledge, know-how and expertise.

Our strategy is to utilize our patented advanced liposomal technology to develop safe and effective medicines that improve upon standards of care for those orphan respiratory diseases in which patient needs are currently unmet. Our initial primary target indications are Pseudomonas lung infections in cystic fibrosis (“CF”) patients and non-tuberculous mycobacteria (“NTM”) lung infection patients. Both indications are being studied using our lead product candidate Arikace™.

2.           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011.

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

Beneficial Conversion Charge

When issuing debt or equity securities that are convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity financing is committed, we are required to record a beneficial conversion charge (“BCC“) in accordance with Accounting Standards Codification (“ASC”) 470-20. This BCC is measured as the difference between the fair value of the securities at the time of issue, $6.10 in this case, and the fair value of the common stock at the commitment date, which was $7.10. The carrying value of the preferred stock was based on its fair value at issuance, which was estimated using the common stock price reduced for a lack of marketability between the issuance date and the anticipated date of conversion. The BCC is recorded as a non-cash charge to earnings. A BCC of $9.2 million was recognized at the time of the Series B Conditional Convertible Stock conversions and represents a $1.00 discount on the fair value of our common stock purchased by the note holders. See Note 4 for further information about the beneficial conversion feature.

Net (Loss) Per Share

Basic net (loss) per share is computed based upon the weighted average number of common shares outstanding during the year.  The weighted average number of common shares used to compute basic net loss per common share equaled the same number of shares used to compute diluted net loss per common share for the three and six months ended June 30, 2011 and 2010.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of June 30, 2011 and 2010, as they would be anti-dilutive (in thousands):

	June 30,
	2011	2010
Shares underlying warrants to purchase outstanding common stock	158	158
Shares underlying options to purchase outstanding common stock	377	220
Shares underlying restricted stock units	446	30

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net loss plus unrealized gains on short-term investments. Comprehensive (loss) income for the three and six months ended June 30, 2011 and 2010 consists of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
Net loss	$(10,017)	$	(378)	$(16,912)	$(260)
Unrealized gain on short-term investments	303		272	124	602
Total comprehensive (loss) income	$(9,714)		$(106)	$(16,788)	$342

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06), which amends the existing fair value measurement and disclosure guidance currently included in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. Specifically, ASU No. 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, ASU No. 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The adoption of ASU No. 2010-06 did not impact our consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for years beginning after December 15, 2011. The adoption of ASU 2011-05 is related to presentation in the financial statements only and will not have a material effect on the Company's operating results or financial position.

3.           Risks and Uncertainties

For the period from inception to June 30, 2011, the Company has incurred recurring operating losses and has accumulated a deficit of $251.4 million. During the six months ended June 30, 2011, the Company recognized a net loss of $16.9 million.  Our net cash used in operations for the six months ended June 30, 2011 was $16.1 million.

Even though we believe we currently have sufficient funds to meet our financial needs for fiscal year 2011, our business strategy in the future may require us to raise additional capital either through licensing, or sales of debt or equity.  In the future, we may require additional funds for the continued development of our potential product candidates or to pursue the license of complementary technologies.  There can be no assurance that adequate funds will be available when we need them or on favorable terms.  If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

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

Common and Preferred Stock

On December 1, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Transave. Under the terms of the Merger Agreement, the Transave stockholders received an aggregate of 2,593,882 newly issued shares of the common stock, par value $0.01 per share, of the Company and 9,174,589 shares of newly created Series B Conditional Convertible Preferred Stock, par value $0.01 per share, of the Company.  The Transave stockholders also received an aggregate of  $561,280 in cash.  Collectively, the shares of the Company’s common stock and the Company’s preferred stock (on an as converted basis) issued in connection with the merger represent approximately 47% of the capital stock of the Company on a fully diluted basis at the time of issuance.

On March 1, 2011, we held a special meeting of our shareholders to consider proposals relating to the conversion of our Series B Conditional Convertible Preferred Stock and a one for ten reverse stock split of the common stock.  At the special meeting of shareholders, the shareholders approved the proposals.

As a result of the approval of the conversion of the Series B Conditional Convertible Preferred Stock, the 91,745,892 shares of the Series B Conditional Convertible Preferred Stock outstanding (on a pre-reverse stock-split basis) were automatically and immediately converted into 91,745,892 shares of our common stock.  In addition, we filed Articles of Amendment to our Articles of Incorporation, as amended, to affect a one for ten reverse stock split of our common stock.  The Amendment became effective on March 2, 2011.  As a result of the Amendment, each holder of 10 shares of common stock immediately prior to the effectiveness of the reverse stock split became the holder of one share of our common stock.  Shareholders received a cash payment in lieu of any fractional shares of common stock they are entitled to receive. Below is a table detailing the conversion of the preferred shares and the reverse stock split.

Common stock shares outstanding February 28, 2011	156,537,341
Preferred series B stock converted into common stock on March 1, 2011	91,745,892
Total shares outstanding prior to reverse stock split	248,283,233

1 for 10 reverse stock split	1:10
Approximate number of common shares outstanding March 2, 2011	24,828,323

As a result of the conversion of the Series B Conditional Convertible Preferred Stock, we recorded a non-cash charge for the beneficial conversion feature of the Series B Conditional Convertible Preferred Stock in the amount of $9.2 million, which reduced net income available to holders of our common shares and, in turn, reduced our earnings per common share on a basic and diluted basis by $0.48. The charge represents the $1.00 difference between the conversion price of the preferred stock of $7.10 per share and its carrying value of $6.10 per share.  The carrying value of the preferred stock was based on its fair value at issuance, which was estimated using the common stock price reduced for a lack of marketability between the acquisition date (or issuance date) and the anticipated date of conversion.

5.           Stock Based Compensation

Stock Warrants

There was no stock warrant activity for the six months ended June 30, 2011.  As of June 30, 2011 we had 157,554 warrants outstanding with a weighted average price of $11 and an expiration date of May 2012.

Stock Options

As of June 30, 2011, we had two equity compensation plans under which we were granting stock options and shares of non-vested stock. We are currently granting stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors and the Board of Directors (the “Board”).

The 2000 Plan was originally adopted by the Board and approved by our shareholders in 2000. Its original ten-year term was extended to March 15, 2015 when the 2000 Plan was last amended. Under the terms of the 2000 Plan, we are authorized to grant a variety of incentive awards based on our common stock, including stock options (both incentive options and non-qualified options), performance shares and other stock awards. At the 2011 annual meeting of shareholders held on May 18, 2011, the Company’s shareholders approved three million additional shares to be set aside for current and future use. As of June 30, 2011, the 2000 Plan provides for the issuance of a maximum of 3,925,000 shares of common stock.  These shares are reserved for awards to all participants in the 2000 Plan, including non-employee directors.

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

A summary of stock option activity for the six months ended June 30, 2011 is as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	214,275	$18.43
Granted	198,400	5.90
Exercised	(5,200)	6.16
Cancelled	(30,349)	49.07
Options outstanding at June 30, 2011	377,126	9.54	5.55	$1,480,899
Vested and expected to vest at June 30, 2011	358,972	9.72	5.35	$1,370,344
Exercisable at June 30, 2011	178,726	13.58	1.07	$272,644

 The Company calculates the fair value of stock options based upon the Black-Scholes-Merton valuation model. The following table summarizes the fair value and assumptions used in determining the fair value of stock options issued during the six months ended June 30, 2011.

Assumptions Used:
Volatility factors of expected market price of stock	128%
Risk-free interest rate	2%
Dividend yield	N/A
Expected option term (in years)	6
Forfeitures	5%

The volatility factor was estimated based on the Company’s historical volatility.  The expected life was determined using the simplified method as described in ASC Topic 718, Accounting for Stock Compensation, which is the midpoint between the vesting date and the end of the contractual term.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant.  Forfeitures are based on an estimated percentage of option forfeitures since the closing of the Business Combination on December 1, 2010.

The Company recognized stock-based compensation expense related to stock options of approximately $0.1 million and zero for the six months ended June 30, 2011 and 2010, respectively. This expense was included in “Selling, general and administrative” expenses and “Research and development” expenses in the consolidated statement of operations. As of June 30, 2011, there was $0.9 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.59 years.

Restricted Stock and Restricted Stock Units

In May 2008, under the 2000 Plan, we began granting Restricted Stock (“RS”) and Restricted Stock Units (“RSUs”) to eligible employees, including our executives. Each RS and RSU represents a right to receive one share of our common stock upon the completion of a specific period of continued service or our achievement of certain performance metrics. Shares of RS are valued at the market price of our common stock on the date of grant and RSUs are generally valued on the market price on the date of grant. RSUs granted in the first quarter of 2011 are valued based on the market price of our common stock on the date additional shares were authorized for issuance under the 2000 Plan. We recognize noncash compensation expense for the fair values of these RS and RSUs on a straight-line basis over the requisite service period of these awards, which is generally three years.

No RS was issued during the six months ended June 30, 2011. A summary RSUs activity for the six months ended June 30, 2011 is as follows:

	Number of Awards	Weighted-Average
	Restricted Stock Units	Grant Price
Outstanding at December 31, 2010	-
Granted	446,255	$5.85
Vested	-
Outstanding at June 30, 2011	446,255	$5.85

The Company recognized stock-based compensation expense related to RSUs of approximately $0.5 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, respectively,  “Selling, general and administrative” expenses include $0.3 million and $0.1 million and “Research and development” expenses include $0.2 million and zero of stock-based compensation expense respectively in the consolidated statement of operations. As of June 30, 2011, there was $2.9 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.46 years.

A total of approximately 2.6 million shares of common stock were reserved for issuance at June 30, 2011 in connection with restricted stock, stock options, stock warrants, and the employee stock purchase plan

6.           Investments and Fair Value Measurements

We categorize financial assets and liabilities measured and reported at fair value in the financial statements on a recurring basis based upon the level of judgments associated with the inputs used to measure their fair value.  Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs used to determine the fair value of financial assets and liabilities, are as follows:

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

Assets and liabilities measured at fair value as of June 30, 2011 and December 31, 2010 are as follows (in thousands):
	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Quoted Prices in
		Active Markets for	Inactive Markets for	Significant
		Identical Assets	Identical Assets	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2011:
Assets:
Cash and Cash Equivalents	$9,839	$9,839	$-	$-
Corporate bonds	6,600	6,600	-	-
U.S. Treasury securities	506	506	-	-
Mutual Funds	56,028	56,028	-	-
Government agency bonds	18,989	-	18,989	-
Certificate of deposit (a)	2,085	2,085	-	-
	$94,047	$75,058	$18,989	$-

As of December 31, 2010:
Assets:
Cash and Cash Equivalents	$10,743	$10,743	$-	$-
Corporate bonds	10,228	10,228	-	-
U.S. Treasury securities	505	505	-	-
Mutual Funds	54,311	54,311	-	-
Government agency bonds	32,262	-	32,262	-
Certificate of deposit (a)	2,176	2,176	-	-
	$110,225	$77,963	$32,262	$-

(a) - Certificate of deposit matures in July 2013.

We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no significant transfers into/out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2011 and 2010.

As of June 30, 2011, we held no securities which were in an unrealized loss position.  The net unrealized gain of $1.1 million is reported in accumulated other comprehensive income in the stockholder’s equity section of our balance sheet.  Of the 10 securities, none had been in a continuous unrealized loss position for greater than one year.  Unrealized gains and losses for the six months ended June 30, 2011 are as follows (in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$496	$10	$-	$506
Corporate bonds	6,555	45	-	6,600
Mutual Funds	55,024	1,004	-	56,028
Government agency bonds	18,931	58		18,989
Total	$81,006	$1,117	$-	$82,123

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

We review the status of each security quarterly to determine whether an other-than-temporary impairment has occurred.  In making our determination, we consider a number of factors, including: (1) the significance of the decline, (2) whether the securities were rated below investment grade, (3) how long the securities have been in an unrealized loss position, and (4) our ability and intent to retain the investment for a sufficient period of time for it to recover.  We have concluded that none of the available-for-sale securities with unrealized losses at June 30, 2011 has experienced an other-than-temporary impairment.

7.           Commitments and Contingencies

Commitments

In June 2011, we entered into a short-term sublease and a three year lease for a larger facility totaling 27,035 square feet of lab and office space at 9 Deer Park Drive, which is adjacent to our current lab and offices. The sub-lease expires in December 2011 and is with the existing lessor, a large pharmaceutical company that has vacated the facility. Following expiration of the sub-lease the lease for the same building will commence with our current landlord, Princeton Corporate Plaza LLC, beginning in January 2012 and expiring in December 2014.  We expect to begin occupancy of the new facility in phases beginning in September 2011 and plan to fully occupy the new facility by the end of 2011. At that time, we will vacate the majority of the space at 9 Deer Park Drive, other than one small lab totaling 5,000 square feet, which we will continue to lease through December 2014. Total financial obligations through the term of the lease are approximately $1.7 million. We determined that the larger facility is required for our growing clinical, regulatory and development efforts in support of our Arikace™ programs in CF and NTM.

Legal Proceedings

Cacchillo vs. Insmed

On October 6, 2010, a complaint was filed against us by Angeline Cacchillo (“Plaintiff”) in the United States District Court for the Northern District of New York (Court), captioned Cacchillo v. Insmed, Inc., No. 1:10-cv-0199, seeking monetary damages and a court order requiring Insmed to support her compassionate use application to the FDA and if approved, to provide her with IPLEX.  Plaintiff was a participant in the phase II clinical trial of IPLEX sponsored by us evaluating the effectiveness of the investigational drug in patients with type 1 myotonic muscular dystrophy (“MMD”).  The data from this trial did not provide sufficient evidence that IPLEX was effective to treat MMD. As a result, Insmed decided not to proceed to a phase III trial.

In the complaint, Plaintiff alleged (i) violation of constitutional due process and equal protection by depriving Plaintiff of continued access to IPLEX, (ii) fraudulent inducement to enter the phase II clinical trial with the false promise to support Plaintiff’s compassionate use application to the FDA, (iii) negligent representation that we would support Plaintiff’s compassionate use application, (iv) breach of contract (seeking monetary and non-monetary damages), (v) intentional infliction of emotional distress by refusing to support Plaintiff’s compassionate use application after providing IPLEX, (vi) violation of an assumed duty of care to Plaintiff, (vii) breach of fiduciary duty to Plaintiff, (viii) negligence and (ix) unjust enrichment.

On October 7, 2010, Plaintiff filed a motion for a preliminary injunction that would require us to provide a written statement supporting the “compassionate use” of IPLEX for Plaintiff and directing us to provide IPLEX to Plaintiff at cost in the event that the compassionate use application were granted by the FDA.  On October 22, 2010, the Court denied Plaintiff’s motion for the preliminary injunction concluding that the Court lacked subject matter jurisdiction with respect to her claim for a preliminary injunction.  Plaintiff appealed the Court’s denial of her motion for a preliminary injunction to the United States Court of Appeals for the Second Circuit, which affirmed the trial court’s order denying the Plaintiff’s motion for a preliminary injunction.

 We filed a motion with the Court to dismiss all of the outstanding claims, and on June 29, 2011, the Court dismissed six of Plaintiff’s claims, leaving outstanding the claims for (i) fraudulent inducement, (ii) negligent misrepresentation, and (iii) breach of contract.  The Company filed an answer and affirmative defenses with the Court on July 12, 2011.  Plaintiff’s claim for monetary damages with respect to these claims remains outstanding.

We believe that the allegations contained in the complaint are without merit and we intend to continue to vigorously defend this action. It is not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

Mackinson et al. v. Insmed

On February 24, 2011, an action was filed in the Court of Chancery of the State of Delaware against us, our subsidiary Transave, LLC, Transave, our directors and the former directors of Transave, captioned Mackinson et al. v. Insmed Incorporated et al., C.A. No. 6216, as a purported class action seeking a quasi-appraisal remedy for alleged violations of Delaware’s appraisal statute and the fiduciary duty of disclosure in connection with the merger consummated pursuant to that certain Agreement and Plan of Merger, dated as of December 1, 2010, by and among Insmed Incorporated, River Acquisition Co., Transave, LLC, Transave and TVM V Life Science Ventures GmbH & Co. KG, in its capacity as stockholders’ agent.  The parties have reached agreement on a proposed settlement subject to Court approval and the mailing of a notice of pendency of class action, proposed settlement and settlement hearing to former Transave stockholders.   As part of the proposed settlement, we have agreed, subject to Court approval and the terms and conditions of the proposed settlement, to pay plaintiff’s legal fees and expenses.
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows

8.           Subsequent Events

On August 1, 2011 Insmed issued a press release announcing that the U.S. Food and Drug Administration (FDA) had notified the Company that the agency has placed a clinical hold on Insmed’s phase 3 clinical trials for Arikace™ (liposomal amikacin for inhalation) in Cystic Fibrosis (CF) patients with Pseudomonas lung infections and patients with non-tuberculous mycobacterial (NTM) lung disease.  The FDA delivered written confirmation to  Insmed on August 3, 2011. A clinical hold is a notification issued by FDA to the sponsor to delay a proposed clinical trial or suspend an ongoing clinical trial.  The Company has been informed by FDA that this decision was based on an initial review of the interim results of a long-term rat inhalation carcinogenicity study, recently reported to the agency by Insmed, with Arikace™.   In this study, rats received daily doses of Arikace™  by inhalation for up to two years.  The carcinogenicity study in question was initiated in 2009 as part of the development of Arikace™ in order to underpin an intended future NDA submission upon successful completion of the upcoming Arikace™ Phase 3 trials. The study was recently completed and the initial findings referred to above formed part of an interim report.

FDA has requested additional information on Arikace™  and data from the rat study.  Insmed anticipates being able to supply the currently requested information and data by the end of August 2011. The FDA has advised that it anticipates providing a response to Insmed within 30 days following receipt of the Company’s complete response. As a result of the clinical hold, the Company has suspended initiation of the Arikace™  phase 3 clinical trial programs, including the recruitment and enrollment of patients.  To date, no patients have been dosed in the pending clinical trials.  The clinical hold will remain in effect at least until FDA reviews the information and data that is provided by Insmed.   Once FDA has completed its review, we can better assess the impact this clinical hold might have on our phase 3 clinical programs for Arikace™  in CF and NTM.

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

Forward-looking statements include, but are not limited to: our success in developing Arikace™; our estimates regarding our existing supply of IPLEX;  our estimates of expenses and future revenues and profitability; our plans to develop and market new products and the timing of these development programs; status and the results of preclinical studies and clinical trials and preclinical and clinical data described herein; the timing of responses to information and data requests from the U.S. Food and Drug Administration (“FDA”); our clinical development of product candidates; preclinical and clinical trials and our ability to obtain and maintain regulatory approval for our product candidates; our expectation as to the timing of regulatory review and approval; our estimates regarding our capital requirements and our needs for additional financing; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract collaborators with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate collaborations, license agreements and other collaborative efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the manufacturing capacity for our product candidates.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements.  Any forward-looking statement should be considered in light of factors discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and all of the other information included herein and therein.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

On December 1, 2010, we completed a business combination with Transave, Inc., or Transave, a privately-held, New Jersey-based pharmaceutical company focused on the development of differentiated, innovative inhaled pharmaceuticals for the site-specific treatment of serious lung infections.  Under the terms of the merger agreement, Insmed paid off Transave’s $7.8 million in outstanding indebtedness, issued approximately 2.6 million shares of Insmed common stock, approximately 9.2 million shares of Insmed Series B Conditional Convertible Preferred Stock and paid cash consideration of $561,280 in exchange for all of the outstanding capital stock of Transave.  Of the 9.2 million shares of Series B Conditional Convertible Preferred Stock, 1.76 million shares were retained by us as security for any indemnification payments required pursuant to the merger agreement.  On March 1, 2011, at a special meeting of our shareholders, all of our shares of Series B Conditional Convertible Preferred Stock were converted into shares of our common stock on a one for one basis.  At this meeting, our shareholders also approved a one for ten reverse stock split of our common stock, which became effective on March 2, 2011. The reverse stock split is reflected in the shares outstanding and earnings per share calculations throughout this Quarterly Report on Form 10-Q.

After giving effect to the business combination and following conversion of the preferred stock into common stock, former Transave stockholders had approximately a 47% equity interest in the combined Company, and legacy Insmed Incorporated shareholders had a 53% interest on a fully diluted, as exercised, basis. The shares retained by us pursuant to the merger agreement (approximately 1.76 million shares of common stock) will be delivered on June 12, 2012, subject to reduction for any indemnification payments made under the merger agreement.

We are a pharmaceutical company and following the business combination on December 1, 2010, have expertise in proprietary, advanced liposomal technology designed specifically for inhalation lung delivery.  Our proprietary liposomal technology is designed specifically for delivery of pharmaceuticals to the lung and provides for potential improvements to the conventional inhalation methods of delivering drug to the pulmonary system. These potential advantages include improvements in efficacy, safety and patient convenience.  Our primary focus is orphan markets with high unmet medical needs, which we believe present a significant opportunity, as their challenges and complexity best fit our knowledge, know-how and expertise.

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

Key Components of Our Statement of Operations

Revenues

Our revenue consists of secondary revenue streams for IPLEXTM Expanded Access Program (“EAP”) in Europe for the treatment of Amyotrophic Lateral Sclerosis (“ALS”), and royalty revenue for the licensing of patent technology for CISPLATIN Lipid Complex. We no longer manufacturer IPLEX and the cost recovery revenues from our IPLEX EAP in Europe will be cease either late third quarter 2011or early fourth quarter 2011, when our current IPLEX inventory is expected to be depleted.

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

Since we began operations in late 1999, we have devoted substantially all of our resources to the research and development of a number of product candidates.  Until the sale of our Follow on Biologics (“FOB”) platform on March 31, 2009, our research and development efforts were principally focused on pursuing a dual path strategy involving entry into the FOB arena and advancing our proprietary protein platform into niche markets with unmet needs.  Following the business combination with Transave, our focus is now principally on our proprietary, advanced liposomal technology designed specifically for inhalation lung delivery. Our initial priority is to conduct Phase 3 studies with patient accrual expected to begin in the second half of 2011 for Arikace™ in treating CF patients with Pseudomonas lung infections and patients with NTM lung infections

Historically, all of our research and development expenditures related to our proprietary protein platform were interrelated as they are all associated with drugs that modulate IGF-1 activity in the human body.  All of these products also share a substantial amount of our common fixed costs such as salaries, facility costs, utilities and maintenance.  Given the small portion of research and development expenses that are historically related to products other than IPLEX we have determined that very limited benefits would be obtained from implementing cost tracking systems that would be necessary to allow for cost information on a product-by-product basis. Prospectively, all of our currently planned research and development activities are expected to be incurred in the development of Arikace™.

At present, we expect research of Arikace™ in the CF and NTM indications to represent our main development effort for 2011.

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

General and administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our executive, finance, accounting, legal, market research and human resource functions, and professional fees for legal, including patent-related expenses, consulting, tax and accounting services. Our general and administrative expenses also include facility and related costs not included in research and development expenses, insurance, depreciation and general corporate expenses. We expect that our general and administrative expenses will increase with the continued development and commercialization of our product candidates.

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

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Net loss attributable to common stockholders for the three months ended June 30, 2011 was $10.0 million, (or $0.40 per common share – basic and diluted), compared to net loss of $0.4 million, (or $0.03 per common share – basic and diluted), for the three months ended June 30, 2010.

Revenue

Revenues for the three months ended June 30, 2011 totaled $1.0 million, as compared to $1.9 million for the three months ended June 30, 2010.  The $0.9 million decrease was due to a year-over-year decrease in cost recovery from our IPLEX EAP in Europe.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2011 and 2010 were comprised of the following:
	Three Months Ended June 30,
	2011	2010	Increase (Decrease)
	(in thousands)
Clinical development	$3,130	$157	$2,973	1894%
Clinical manufacturing	1,886	-	1,886	N/A
Preclinical development	19	-	19	N/A
Regulatory and quality assurance	1,995	307	1,688	550%
Compensation and related	1,676	429	1,247	291%
	$8,706	$893	$7,813	875%

Research and development expenses increased to $8.7 million in the three months ended June 30, 2011 from $0.9 million for the three months ended June 30, 2010.  The increase of $7.8 million in 2011 is attributable to full scale research and development of Arikace™ including the preparation for initiation of Phase 3 studies planned for the second half of 2011, and the manufacturing of supply to support the studies. Clinical development expenses increased $3.0 million for the three months ended June 30, 2011 compared to the same period in 2010, as a result of the planning efforts for the two Phase 3 CF studies and one Phase 3 NTM study during the quarter.  The $1.9 million increase in clinical manufacturing expenses from 2011 to 2010 is attributable to the manufacturing of Arikace™ for use in planned Phase 3 studies.  The regulatory and quality assurance increase of $1.7 million in the second quarter of 2011 compared to 2010 is also attributable to the planning for the Phase 3 studies, detailed above, during the quarter. The increase in compensation and related expenses of $1.2 million was attributable to increased headcount  associated with the development of Arikace™. Overall research and development headcount increased from eight as of June 2010 to 28 as of June 2011.

General and Administrative Expenses

General and administrative expenses increased to $2.7 million in the three months ended June 30, 2011 from $1.9 million for the three months ended June 30, 2010.  The $0.8 million increase was mainly attributable to the increased headcount associated with the administrative support for the full scale development of Arikace™. Overall general and administrative headcount increased from six as of June 2010 to 13 as of June 2011.

Investment Income and Interest Expense

Investment income remained relatively unchanged at $0.5 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The decrease in the balance cash, cash equivalent, and short-term investments totaling $92.0 million as of June 30, 2011 compared to same period in 2010 was partially offset by improved returns on our short-term investments.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Net loss attributable to common stockholders for the six months ended June 30, 2011 was $26.1 million, (or $1.19 per common share – basic and diluted), compared to a net loss of $0.3 million, (or $0.02 per common share – basic and diluted), for the six months ended June 30, 2010.  The net loss attributable to common stockholders in 2011 includes the conversion of the Series B Conditional Convertible Preferred Stock, and a non-cash charge for the beneficial conversion feature of the Series B Preferred Stock in the amount of $9.2 million, which increased net loss available to holders of our common shares and, in turn, increased our loss per common share on a basic and diluted basis by $0.48. The charge represents the $1.00 difference between the conversion price of the preferred stock of $7.10 per share and its carrying value of $6.10 per share. The carrying value of the preferred stock was based on its fair value at issuance, which was estimated using the common stock price reduced for a lack of marketability between the issuance date and the anticipated date of conversion.

Revenue

Revenues for the six months ended June 30, 2011 totaled $2.6 million, as compared to $3.8 million for the six months ended June 30, 2010.  The $1.2 million decrease was primarily due to a year-over-year decrease of $1.5 million in cost recovery from our IPLEX EAP in Europe, offset by $0.3 million in license fees received in 2011 for the licensing of patent technology for CISPLATIN Lipid Complex.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2011 and 2010 were comprised of the following:

	Six Months Ended June 30,
	2011	2010	Increase (Decrease)
	(in thousands)
Clinical development	$5,165	$336	$4,829	1437%
Clinical manufacturing	2,962	-	2,962	N/A
Preclinical development	1,023	-	1,023	N/A
Regulatory and quality assurance	2,173	451	1,722	382%
Compensation and related	3,144	748	2,396	320%
	$14,467	$1,535	$12,932	842%

Research and development expenses increased to $14.5 million in the six months ended June 30, 2011 from $1.5 million for the six months ended June 30, 2010.  The increase of $12.9 million in 2011 is attributable to full scale research and development of Arikace™ including the preparation for initiation of Phase 3 studies planned for the second half of 2011 and the manufacturing of supply to support the studies. Clinical development expenses increased $4.8 million for the first six months of 2011 compared to 2010, as a result of the planning efforts for the two Phase 3 CF studies and one Phase 3 NTM study. The $3.0 million increase in clinical manufacturing expenses from 2011 to 2010 is attributable to the manufacturing of Arikace™ for use in Phase 3 studies.  The preclinical development expense increase of $1.0 million in 2011 compared to 2010 is attributable to the final major milestone payment in the first quarter of 2011 for a carcinogenicity animal study associated with the Arikace™ development program.  The regulatory and quality assurance increase of $1.7 million in the first six months of 2011 compared to 2010 is also attributable to the planning associated with the upcoming  the Phase 3 studies, detailed above. Higher compensation and related expenses of $2.4 million are attributable to increased headcount associated with the development of Arikace™. Overall research and development headcount increased from eight as of June 2010 to 28 as of June 2011.

General and Administrative Expenses

General and administrative expenses increased to $6.0 million in the six months ended June 30, 2011 from $3.4 million for the six months ended June 30, 2010.  The $2.6 million increase was due largely to the increased finance, legal and consulting fees related to the business combination with Transave on December 1, 2010 as well as the reverse stock split transaction on March 2, 2011. In addition headcount increased associated with administrative support for the full scale development of Arikace™. Overall general and administrative headcount increased from six as of June 2010 to 13 as of June 2011.

Investment Income and Interest Expense

Investment income increased by $0.1 million to $1.0 million in the six months ended June 30, 2011 from $0.9 million in the six months ended June 30, 2010. The increase is a result of improved returns on our short-term investments totaling $92.0 million as of June 30, 2011, despite a decrease in overall short-term investment balances year over year.  The reduction in interest expense for the six month period ended June 30, 2011 as compared to the same period in 2010 was entirely due to the elimination of convertible notes, which were fully repaid in March 2010.

Liquidity and Capital Resources

Overview

     There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point where FDA approval for sales is received.  We have funded our operations to date through public and private placements of debt and equity securities and the proceeds from the sale of our FOB platform to Merck & Co., Inc., or Merck.  We will continue to incur losses to the extent we expand our research and development and do not expect material revenues for at least the next several years.  Furthermore, revenues from our EAP in Italy associated with cost recovery will be eliminated either late third quarter of 2011 or early fourth quarter 2011, when our current IPLEX inventory, which has fully been expensed, is expected to be depleted.  As of June 30, 2011, we had total cash, cash equivalents, short-term investments, and certificate of deposits on hand of $94.0 million, consisting of $91.9 million in cash and short-term investments and $2.1 million in a certificate of deposit, as compared to $110.2 million of cash on hand as of December 31, 2010.  The $16.1 million decrease in total cash was due to the funding of operations, primarily research and development activities. Our working capital was $89.1 million as of June 30, 2011.

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

We could, but presently have no plans to, enter into agreement with collaborative partners in order to fund operations through milestone payments, license fees and equity investments.

Cash Flows

Net cash used in operating activities was $16.1 million for the six months ended June 30, 2011 compared with $2.2 million provided by operating activities in the six months ended June 30, 2010. Net cash used in operating activities in 2011 related primarily to a net loss of $16.9 million from higher operating expenses, which included a $12.9 million increase in research and development expenses and a $2.6 million increase in general and administrative expenses.  Partially offsetting the higher operating expenses was a $0.4 million increase in accounts payable and accrued expenses as of June 30, 2011.

Net cash provided by investing activities was $15.2 million for the six months ended June 30, 2011 compared with $3.4 million used in investing activities for the six months ended June 30, 2010. Net cash provided by investing activities in 2011 and 2010 is a result of the sale of short-term investments.

Cash of $ 0.01 million was used in or provided by financing activities for the six months ended June 30, 2011 compared with $0.2 million used in financing activities for the six months ended June 30, 2010 due to the final payment of the 2005 convertible notes in 2010.

Contractual Obligations and Commitments

In June 2011, we entered into a short-term sublease and a 3 year lease for a larger facility totaling 27,035 square feet of lab and office space at 9 Deer Park Drive which is adjacent to our current lab and offices. The sub-lease expires in December 2011 and is with the existing lessor, a large pharmaceutical company that has vacated the facility. Following the expiration of the sub-lease the lease for the same building will commence with our current landlord, Princeton Corporate Plaza LLC, beginning in January 2012 and expiring in December 2014. We expect to begin occupancy of the new facility in phases beginning in September 2011 and plan to fully occupy the new facilities by the end of 2011. At that time, we will vacate the majority of the space at 9 Deer Park Drive, keeping one small lab totaling 5,000 square feet, which we will continue to lease through December 2014. Total financial obligations through the term of the lease are $1.7 million. We determined that the larger facility is required for our growing clinical, regulatory and development efforts in support of our Arikace™ programs in CF and NTM.

We had no other material changes, during the six months ended June 30, 2011, outside the ordinary course of our business to our contractual obligations and commitments disclosures as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations.”

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

We invest excess cash in investment grade, interest-bearing securities and, at June 30, 2011, had approximately $94.1 million invested in money market instruments, treasuries, municipal bonds, mutual funds and a certificate of deposit account.  Such investments are subject to interest rate and credit risk and are not insured by the federal government.  Our policy of investing in highly rated securities, whose liquidities are, at June 30, 2011, all less than two years minimizes such risks.  In addition, while a hypothetical one percent per annum decrease in market interest rates would have reduced our interest income for the period, it would not have resulted in a loss of the principal, and the decline in interest income would have been immaterial.  Our purpose in making these investments is to generate investment income.

We currently do not transact any significant portion of our business in functional currencies other than the U.S. dollar.  To the extent that we continue to transact our business using the U.S. dollar as our functional currency, we do not believe that the fluctuations in foreign currency exchange rates will have a material adverse effect on our results of operations.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

            We carried out an evaluation, under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

Cacchillo vs. Insmed

On October 6, 2010, a complaint was filed against us by Angeline Cacchillo (“Plaintiff”) in the United States District Court for the Northern District of New York (the “Court”), captioned Cacchillo v. Insmed, Inc., No. 1:10-cv-0199, seeking monetary damages and a court order requiring Insmed to support her compassionate use application to the FDA and if approved, to provide her with IPLEX.  Plaintiff was a participant in the phase II clinical trial of IPLEX sponsored by us evaluating the effectiveness of the investigational drug in patients with type 1 myotonic muscular dystrophy (“MMD”).  The data from this trial did not provide sufficient evidence that IPLEX was effective to treat MMD. As a result, Insmed decided not to proceed to a phase III trial.

In the complaint, Plaintiff alleged (i) violation of constitutional due process and equal protection by depriving Plaintiff of continued access to IPLEX, (ii) fraudulent inducement to enter the phase II clinical trial with the false promise to support Plaintiff’s compassionate use application to the FDA, (iii) negligent representation that we would support Plaintiff’s compassionate use application, (iv) breach of contract, seeking monetary and non-monetary damages, (v) intentional infliction of emotional distress by refusing to support Plaintiff’s compassionate use application after providing IPLEX, (vi) violation of an assumed duty of care to Plaintiff, (vii) breach of fiduciary duty to Plaintiff, (viii) negligence and (ix) unjust enrichment.  Plaintiff seeks compensatory and punitive monetary damages and sought injunction relief as noted above.

On October 7, 2010, Plaintiff filed a motion for a preliminary injunction that would require us to provide a written statement supporting the “compassionate use” of IPLEX for Plaintiff and directing us to provide IPLEX to Plaintiff at cost in the event that the compassionate use application were granted by the FDA.  On October 22, 2010, the Court denied Plaintiff’s motion for the preliminary injunction concluding that the Court lacked subject matter jurisdiction with respect to her claim for a preliminary injunction.  Plaintiff appealed the Court’s denial of her motion for a preliminary injunction to the United States Court of Appeals for the Second Circuit, which affirmed the trial court’s order denying the Plaintiff’s motion for a preliminary injunction.

We filed a motion with the Court to dismiss all of the outstanding claims, and on June 29, 2011, the Court dismissed six of Plaintiff’s claims, leaving outstanding the claims for (i) fraudulent inducement, (ii) negligent misrepresentation, and (iii) breach of contract.  The Company filed an answer and affirmative defenses with the Court on July 12, 2011.  Plaintiff’s claim for monetary damages with respect to these claims remains outstanding.

We believe that the allegations contained in the complaint are without merit and we intend to continue to vigorously defend this action. It is not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

Mackinson et al. v. Insmed

On February 24, 2011, an action was filed in the Court of Chancery of the State of Delaware against us, our subsidiary Transave, LLC, Transave, our directors and the former directors of Transave, captioned Mackinson et al. v. Insmed Incorporated et al., C.A. No. 6216, as a purported class action seeking a quasi-appraisal remedy for alleged violations of Delaware’s appraisal statute and the fiduciary duty of disclosure in connection with the merger consummated pursuant to that certain Agreement and Plan of Merger, dated as of December 1, 2010, by and among Insmed Incorporated, River Acquisition Co., Transave, LLC, Transave and TVM V Life Science Ventures GmbH & Co. KG, in its capacity as stockholders’ agent.  The parties have reached agreement on a proposed settlement subject to Court approval and the mailing of a notice of pendency of class action, proposed settlement and settlement hearing to former Transave stockholders.   As part of the proposed settlement, we have agreed, subject to Court approval and the terms and conditions of the proposed settlement, to pay plaintiff’s legal fees and expenses.

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

You should consider carefully the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, including the amended risk factors below, , together with all of the other information included therein and in this Quarterly Report on Form 10-Q.  Each of such risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We depend heavily on the success of our most advanced product candidate, Arikace™. Clinical trials of Arikace™ may not be successful. If we are unable to commercialize Arikace™, or experience significant delays in doing so, our business will be materially harmed.

We are investing a significant portion of our efforts and financial resources in the development of Arikace™.  Our ability to generate product revenue, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and commercialization of Arikace™.  The FDA placed a clinical hold on our phase 3 clinical trials for Arikace™ in CF patients and NTM patients due to the results of a long-term rat carcinogenicity study. As a result of the clinical hold, we have, among other things, suspended the recruitment and enrollment of patients.  If we are not able to continue development of Arikace™ or if our progress in development of Arikace™ is delayed significantly, our business, results of operations and financial condition will be adversely affected.

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

The FDA has placed a clinical hold on our phase 3 clinical trials for Arikace™ in CF patients and NTM patients. We have been informed by FDA that this decision was based on the results of a rat carcinogenicity study. There can be no assurance that the FDA will allows us to further develop Arikace™.

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know what impact the current clinical hold will have our phase 3 clinical programs for Arikace™. In addition, we do not know whether any preclinical tests or clinical trials will be initiated as planned, will need to be restructured or will be completed on schedule, if at all. Significant preclinical or clinical trial delays also could shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Such delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

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

Data submitted to the regulators is subject to varying interpretations that could delay, limit or prevent regulatory agency approval.  The FDA has placed a clinical hold on phase 3 clinical trial for Arikace™, our leading drug candidate, and we do not know whether or when the FDA will allow us to continue the phase 3 clinical trials. We may also encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a product and the period required for review of any application for regulatory agency approval of a particular product.  Delays in obtaining regulatory agency approvals could adversely affect the development and marketing of any drugs that we or our collaborative partners develop.  Such delays could impose costly procedures on our collaborative partners’ or our activities, diminish any competitive advantages that our collaborative partners or we may attain and adversely affect our ability to receive royalties, any of which could materially adversely affect our business, financial condition and results of operations.

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

3.3
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

3.6
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

10.1	Short Term sublease and three year lease facility agreements dated June 30, 2011.
31.1
Certification of Timothy Whitten, Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003.

31.2
Certification of Kevin P. Tully, Executive vice President and Chief Financial Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003.

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

INSMED INCORPORATED
(Registrant)

Date: August 8, 2011	By:	/s/ Kevin P. Tully
Name: Kevin P. Tully, C.G.A.,
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

3.3
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

3.5
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

10.1	Short Term sublease and three year lease facility agreements dated June 30, 2011.
31.1
Certification of Timothy Whitten, Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003.

31.2
Certification of Kevin P. Tully, Executive vice President and Chief Financial Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003.

32.1	Certification of Timothy Whitten, Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003.**
32.2
Certification of Kevin P. Tully, Executive Vice President and Chief Financial Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003.*

* This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 and shall not be deemed filed by the Company for purposes of the Securities Exchange Act of 1934.