Form 10-Q/A
period 2011-06-30
INSMED INC
filed 2011-08-08
CIK 1104506

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

ITEM 6. Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).*
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).*
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document **
101.cal	XBRL Taxonomy Calculation Linkbase Document **
101.lab	XBRL Taxonomy Label Linkbase Document **
101.pre	XBRL Taxonomy Presentation Linkbase Document **

*Filed with the 10-Q

**Furnished, not filed, herewith

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