Form 10-Q
period 2011-09-30
INSMED INC
filed 2011-11-09
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [✓]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [✓]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting Company (See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting Company” in Rule 12b-2 of the Exchange Act).  Large accelerated filer [  ] Accelerated filer [ ✓ ] Non-accelerated filer [] Small Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [✓]

As of November 8, 2011, there were 24,833,301 shares of the registrant’s common stock, $.01 par value, outstanding.

INSMED INCORPORATED

In this Form 10-Q, we use the words the “Company,” “Insmed,” “Insmed Incorporated,” “we,” “us” and “our” to refer to Insmed Incorporated, a Virginia corporation.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$10,449	$10,743
Short-term investments	72,751	97,306
Accounts receivable, net	440	471
Prepaid expenses	343	277
Total current assets	83,983	108,797

Certificate of deposit	2,085	2,176
In-process research and development	58,200	77,900
Goodwill	-	6,290
Deposits	377	-
Fixed assets, net	1,424	1,102
Total assets	$146,069	$196,265

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,504	$1,450
Accrued expenses	1,548	1,256
Deferred rent	154	150
Capital lease obligations, current	55	81
Deferred revenue	421	402
Total current liabilities	3,682	3,339

Capital lease obligations, long-term	45	83
Total liabilities	3,727	3,422

Stockholders' equity:
Common stock; $.01 par value; authorized shares
500,000,000; issued and outstanding shares, 24,833,301 in 2011 and 15,653,734 in 2010	248	1,565
Preferred stock; $.01 par value; authorized shares
200,000,000; issued and outstanding shares, zero in 2011 and 9,174,589 in 2010	-	918
Additional paid-in capital	427,234	423,877
Accumulated deficit	(286,011)	(234,510)
Accumulated other comprehensive income:
Unrealized gain on investments	871	993
Total stockholders' equity	142,342	192,843
Total liabilities and stockholders' equity	$146,069	$196,265

See accompanying notes to unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

License fees	$1	$1	$252	$3
Other expanded access program income, net	434	1,806	2,762	5,597
Total revenues	435	1,807	3,014	5,600

Operating expenses:
Research and development	6,933	769	21,399	2,304
General and administrative	2,472	1,636	8,474	5,058
Impairment Loss	25,990	-	25,990	-
Total operating expenses	35,395	2,405	55,863	7,362

Operating loss	(34,960)	(598)	(52,849)	(1,762)

Investment income	371	345	1,358	1,280
Interest expense	(2)	-	(9)	(28)
Loss before income taxes	(34,591)	(253)	(51,500)	(510)

Income tax expense	-	77	2	80

Net loss	(34,591)	(330)	(51,502)	(590)

Less: accretion of beneficial conversion feature	-	-	(9,175)	-

Net loss attributable to common stockholders	$(34,591)	$(330)	$(60,677)	$(590)

Basic and diluted net loss attributable to common stockholders per common share	$(1.39)	$(0.03)	$(2.66)	$(0.05)

Weighted average basic and diluted common shares outstanding	24,833	13,030	22,848	13,025

See accompanying notes to unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities
Net loss	$(51,502)	$(590)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	233	25
Stock based compensation expense	1,091	215
Impairment Loss	25,990	-
Changes in operating assets and liabilities:
Accounts receivable	31	67
Income tax receivable	-	1,964
Prepaid expenses and other assets	(352)	(205)
Accounts payable	54	119
Accrued expenses	296	(100)
Deferred revenue	19	(300)
Net cash (used in) provided by operating activities	(24,140)	1,195

Investing activities
Purchase of fixed assets	(555)	-
Sales of short-term investments	26,018	90,739
Purchases of short-term investments	(1,585)	(94,757)
Net cash provided by (used in) investing activities	23,878	(4,018)

Financing activities
Payments on capital lease obligations	(64)	-
Repayment of convertible notes	-	(230)
Proceeds from issuance of common stock	32	-
Net cash used in financing activities	(32)	(230)

Decrease in cash and cash equivalents	(294)	(3,053)
Cash and cash equivalents at beginning of period	10,743	12,740

Cash and cash equivalents at end of period	$10,449	$9,687

Supplemental disclosures of cash flow information
Cash paid for interest	$9	$-
Cash paid for taxes, net	$2	$139

Supplemental disclosures of non-cash investing and financing activities
Unrealized (loss) gain on investments	$(122)	$1,146
Accretion of beneficial conversion feature	$(9,175)	$-

See accompanying notes to unaudited consolidated financial statements

INSMED INCORPORATED

NOTES TO UNAUDITED

CONSOLIDATED FINANCIAL STATEMENTS

1.           Description of the Business and Background

On December 1, 2010, we completed a business combination (the “Business Combination”) with Transave, Inc. (“Transave”), a privately-held, New Jersey-based pharmaceutical company focused on the development of differentiated, innovative inhaled pharmaceuticals for the site-specific treatment of serious lung infections.  Under the terms of the merger agreement, Insmed paid off Transave’s $7.8 million in outstanding indebtedness, and the Transave stockholders received an aggregate of 2.6 million newly issued shares of our common stock, par value $0.01 per share, and 9.2 million shares of newly created Series B Conditional Convertible Preferred Stock, par value $0.01 per share, of the Company (the “Series B Preferred Stock”).  The Transave stockholders also received an aggregate of $0.6 million in cash.  On March 1, 2011, at a special meeting of our shareholders, all of our shares of Series B Preferred Stock were converted into shares of our common stock, on a one for one basis.  Also at this meeting, our shareholders approved a one for ten reverse stock split of our common stock, which became effective on March 2, 2011 (see Note 5). The reverse stock split is reflected in the shares outstanding and earnings per share calculations throughout this Form 10-Q.

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

Our strategy is to utilize our patented advanced liposomal technology to develop safe and effective medicines that improve upon standards of care for those orphan respiratory diseases in which patient needs are currently unmet. Our initial primary target indications are Pseudomonas lung infections in cystic fibrosis (“CF”) patients and non-tuberculous mycobacteria (“NTM”) lung infection patients. Both indications are being studied using our lead product candidate ARIKACE®.

2.           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011.

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

Beneficial Conversion Charge

When issuing debt or equity securities that are convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity financing is committed, we are required to record a beneficial conversion charge (“BCC“) in accordance with Accounting Standards Codification (“ASC”) 470-20. This BCC is measured as the difference between the fair values of the securities at the time of issue, $6.10 in this case, and thefair value of the common stock at the commitment date, which was $7.10. The carrying value of the preferred stock was based on its fair value at issuance, which was estimated using the common stock price reduced for a lack ofmarketability between the issuance date and the anticipated date of conversion. The BCC is recorded as a non-cash charge to earnings. A BCC of $9.2 million was recognized at the time of the Series B Preferred Stock conversions and represents a $1.00 discount on the fair value of our common stock purchased by the note holders. See Note 4 for further information about the beneficial conversion feature.

Net Loss Per Share

Basic net loss per share is computed based upon the weighted average number of common shares outstanding during the year.  The weighted average number of common shares used to compute basic net loss per common share equaled the same number of shares used to compute diluted net loss per common share for the three and nine months ended September 30, 2011 and 2010.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of September 30, 2011 and 2010, as they would be anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2011	2010
Shares underlying warrants to purchase outstanding common stock	158	158
Shares underlying options to purchase outstanding common stock	377	214
Shares underlying restricted stock units	487	25

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net loss plus unrealized (losses) gains on short-term investments. Comprehensive (loss) income for the three and nine months ended September 30, 2011 and 2010 consists of the following (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(34,591)	$(330)	$(51,502)	$(590)
Unrealized (loss) gain on short-term investments	(246)	544	(122)	1,146
Total comprehensive (loss) income	$(34,837)	$214	$(51,624)	$556

Goodwill and Identified Intangible Assets

As part of the Business Combination, we recorded in-process research and development identified intangible assets. Identifiable intangible assets are measured at their respective fair values as of the acquisition date and are not amortized until commercialization. Once commercialization occurs, these intangible assets will be amortized over the estimated useful lives. While we believe the fair values assigned to our acquired intangible assets are based on reasonable estimates and assumptions given the available facts and circumstances as of the acquisition date, unanticipated events or circumstances may occur that require us to review the assets for impairment. Events or circumstances that may require an impairment assessment include negative clinical trial results, the non-approval of a new drug application by the U.S. Food and Drug Administration (FDA) material delays in our development program, or a sustained decline in market capitalization.

Goodwill and other indefinite-lived intangible assets are not subject to periodic amortization. Rather goodwill and other indefinite-lived intangibles are reviewed for impairment by applying a fair value based test on an annual basis or more frequently if events or circumstances indicate impairment may have occurred. Events or circumstances that may require an interim impairment assessment are consistent with those described above related to the in-process research and development intangible assets. The potential impairment of goodwill is assessed by comparing the fair value (using income or market approaches) of the reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment charge would be recorded in the amount that the carrying amount of goodwill exceeds its implied fair value.  The Company has elected to perform its annual impairment test as of October 1 of each year.

In quarter ended September 30, 2011the FDA placed a clinical hold on our phase 3 clinical trials for ARIKACE®. Our management determined the clinical hold was an indicator of possible intangible asset impairment due to the associated additional costs and, therefore, interim impairment testing was performed as of September 30, 2011. The interim impairment review resulted in a non-cash charge of $26.0 million in the three and nine months ended September 30, 2011 to reflect the decline in the fair value of goodwill and  in-process research and development intangible assets as of September 30, 2011 due to the material impact of the clinical hold on our ARIKACE development program. (Note 4).

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for years beginning after December 15, 2011. The adoption of ASU 2011-05 is related to presentation in the financial statements only and is not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other, which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also revises previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material impact on our consolidated financial statements.

3.           Risks and Uncertainties

For the period from inception to September 30, 2011, the Company has incurred recurring operating losses and has accumulated a deficit of $286.0 million. During the nine months ended September 30, 2011, the Company recognized a net loss of $51.5 million.  Our net cash used in operations for the nine months ended September 30, 2011 was $24.1 million.

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

4.           Identified Intangible Assets and Goodwill

In the quarter ended September 30, 2011 the FDA placed a clinical hold on our phase 3 clinical trials for ARIKACE (liposomal amikacin for inhalation) in Cystic Fibrosis (CF) patients with Pseudomonas lung infections and patients with non-tuberculous mycobacterial (NTM) lung disease as a result of an initial review by the FDA of the interim results of a long-term rat inhalation carcinogenicity study, with ARIKACE. A clinical hold is a notification issued by the FDA to the sponsor to delay a proposed clinical trial or suspend an ongoing clinical trial. The FDA requested additional information on ARIKACE and data from the rat study.  The Company complied and in October 2011 the FDA notified the Company that the agency is continuing the clinical hold on the Company’s clinical trials in CF and NTM due to the agency having insufficient information to assess the risks of ARIKACE in CF and NTM patients.  As a result of the clinical hold, we have suspended initiation of the ARIKACE phase 3 clinical trial programs, including the recruitment and enrollment of patients.

    Our management determined the clinical hold was an indicator of possible impairment of in-process research and development and goodwill assets due to the associated additional costs, and, therefore, interim impairment testing was performed as of September 30, 2011. Using a discounted cash flow analysis the impairment analysis compared the fair value of the in-process research and development intangible assets  with their respective carrying amounts.  Additionally, based on the discounted cash flow analysis, the carrying value of the business exceeded its fair value, and accordingly we performed the second step of the goodwill impairment test by comparing the carrying value of goodwill to its implied fair value.   The impairment review resulted in impairment losses for both assets. Non-cash charges of  $19.7 million and $6.3 million were recognized for the decline in the fair value of  in-process research and development and goodwill assets, respectively, as of September 30, 2011.  $26.0 million was recorded as an impairment loss in the three and nine months ended September 30, 2011 and classified as an operating expense in the Consolidated Statements of Operations.

5.           Convertible Debt and Stockholders’ Equity

Convertible Debt

On March 15, 2005, we entered into several purchase agreements with a group of institutional investors, pursuant to which we issued and sold to such investors certain 5.5% convertible notes in the aggregate principal amount of $35.0 million, which convert into a certain number of shares of our common stock (the “2005 Notes”) as well as warrants to purchase our common stock (the “2005 Warrants”).  On March 1, 2010 our final payments to the holders of the remaining 2005 Notes were paid.  The 2005 Warrants expired on March 15, 2010.

Common and Preferred Stock

On December 1, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Transave. Under the terms of the Merger Agreement, the Transave stockholders received an aggregate of 2.6 million newly issued shares of the common stock, par value $0.01 per share, of the Company and 9.2 million shares of newly created Series B Preferred Stock, par value $0.01 per share, of the Company.  The Transave stockholders also received an aggregate of $0.6 million in cash.  Collectively, the shares of the Company’s common stock and the Company’s preferred stock (on an as converted basis) issued in connection with the merger represent approximately 47% of the capital stock of the Company on a fully diluted basis at the time of issuance.

On March 1, 2011, we held a special meeting of our shareholders to consider proposals relating to the conversion of our Series B Preferred Stock and a one for ten reverse stock split of the common stock.  At the special meeting of shareholders, the shareholders approved the proposals.

As a result of the approval of the conversion of the Series B Preferred Stock, the 91.7 million shares of the Series B Preferred Stock outstanding (on a pre-reverse stock-split basis) were automatically and immediately converted into 91.7 million shares of our common stock.  In addition, we filed Articles of Amendment (the “Amendment”)  to our Articles of Incorporation, as amended, to affect a one for ten reverse stock split of our common stock.  The Amendment became effective on March 2, 2011.  As a result of the Amendment, each holder of 10 shares of common stock immediately prior to the effectiveness of the reverse stock split became the holder of one share of our common stock.  Shareholders received a cash payment in lieu of any fractional shares of common stock they are entitled to receive. Below is a table detailing the conversion of the preferred shares and the reverse stock split.

Common stock shares outstanding February 28, 2011	156,537,341
Series B Preferred Stock converted into common stock on March 1, 2011	91,745,892
Total shares outstanding prior to reverse stock split	248,283,233

1 for 10 reverse stock split	1:10
Approximate number of common shares outstanding March 2, 2011	24,828,323

As a result of the conversion of the Series B Preferred Stock, we recorded a non-cash charge for the beneficial conversion feature of the Series B Preferred Stock in the amount of $9.2 million, which reduced net income available to holders of our common shares and, in turn, reduced our earnings per common share on a basic and diluted basis by $0.40 for the nine months ended September 30, 2011. The charge represents the $1.00 difference between the conversion price of the Series B Preferred Stock of $7.10 per share and its carrying value of $6.10 per share.  The carrying value of Series B Preferred Stock was based on its fair value at issuance, which was estimated using the common stock price reduced for a lack of marketability between the acquisition date (or issuance date) and the anticipated date of conversion.

6.           Stock Based Compensation

Stock Warrants

There was no stock warrant activity for the nine months ended September 30, 2011.  As of September 30, 2011 we had 0.2 million warrants outstanding with a weighted average price of $11 and an expiration date of May 2012.

Stock Options

As of September 30, 2011, we had two equity compensation plans under which we were granting stock options and shares of non-vested stock. We are currently granting stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors and the Board of Directors (the “Board”).

The 2000 Plan was originally adopted by the Board and approved by our shareholders in 2000. Its original ten-year term was extended to March 15, 2015 when the 2000 Plan was last amended. Under the terms of the 2000 Plan, we are authorized to grant a variety of incentive awards based on our common stock, including stock options (both incentive options and non-qualified options), performance shares and other stock awards. At the 2011 annual meeting of shareholders held on May 18, 2011, the Company’s shareholders approved three million additional shares to be set aside for current and future use under the 2000 Plan. As of September 30, 2011, the 2000 Plan provides for the issuance of a maximum of 3.9 million shares of common stock.  These shares are reserved for awards to all participants in the 2000 Plan, including non-employee directors.

The 2000 ESPP was adopted by the Board on April 5, 2000 and approved by our shareholders on the same date. It was amended by the Board to increase the number of shares available for issuance, and such amendment was approved by our shareholders on May 11, 2005. The 2000 ESPP was subsequently amended and restated by action of the Board on October 4, 2006 and the amendment and restatement was approved by our shareholders on December 14, 2006. Under the terms of the 2000 ESPP, eligible employees have the opportunity to purchase our common stock at a discount. An option gives its holder the right to purchase shares of our common stock, up to a maximum value of $0.02 million per year. The 2000 ESPP provides for the issuance of a maximum of 150,000 shares of our common stock to participating employees.

A summary of stock option activity for the nine months ended September 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	214,275	$18.43
Granted	198,400	5.90
Exercised	(5,200)	6.16
Cancelled	(30,474)	48.91
Options outstanding at September 30, 2011	377,001	9.54	5.30	$272
Vested and expected to vest at September 30, 2011	361,208	9.72	5.13	$272
Exercisable at September 30, 2011	178,601	13.58	0.82	$272

The Company calculates the fair value of stock options based upon the Black-Scholes-Merton valuation model. The following table summarizes the fair value and assumptions used in determining the fair value of stock options issued during the nine months ended September 30, 2011.

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

The Company recognized stock-based compensation expense related to stock options of approximately $0.17 million and $0.04 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, respectively, “General and administrative” expenses include $0.13 million and $0.03 million and “Research and development” expenses include $0.04 million and $0.1 million of stock-based compensation expense. As of September 30, 2011, there was $0.8 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.34 years.

Restricted Stock and Restricted Stock Units

In May 2008, under the 2000 Plan, we began granting Restricted Stock (“RS”) and Restricted Stock Units (“RSUs”) to eligible employees, including our executives. Each RS and RSU represents a right to receive one share of our common stock upon the completion of a specific period of continued service or our achievement of certain performance metrics. Shares of RS and RSUs are generally valued at the market price of our common stock on the date of grant. RSUs granted in the first quarter of 2011 were accounted for as liability awards, since they would have been cash settled until additional shares were authorized for issuance under the 2000 plan.  On the date these additional shares were authorized, the RSUs were converted to equity awards and were valued at the market price of our common stock.  We recognize noncash compensation expense for the fair values of these RS and RSUs on a straight-line basis over the requisite service period of these awards, which is generally three years.

No RS was issued during the nine months ended September 30, 2011. A summary of RSU activity for the nine months ended September 30, 2011 is as follows:
	Number of Awards	Weighted-Average
	Restricted Stock Units	Grant Price
Outstanding at December 31, 2010	-
Granted	491,255	$6.36
Vested	-	-
Cancelled	(3,780)	4.96
Outstanding at September 30, 2011	487,475	$6.37

The Company recognized stock-based compensation expense related to RSUs of approximately $0.9 million and $0.17 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, respectively, “General and administrative” expenses include $0.6 million and $0.12 million and “Research and development” expenses include $0.3 million and $0.05 million of stock-based compensation expense respectively in the consolidated statement of operations. As of September 30, 2011, there was $3.0 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.26 years.

A total of approximately 2.6 million shares of common stock were reserved for issuance at September 30, 2011 in connection with restricted stock, restricted stock units. stock options, stock warrants, and the 2000 employee stock purchase plan.

7.           Investments and Fair Value Measurements

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

Assets and liabilities measured at fair value as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Quoted Prices in
		Active Markets for	Inactive Markets for	Significant
		Identical Assets	Identical Assets	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2011:
Assets:
Cash and Cash Equivalents	$10,449	$10,449	$-	$-
U.S. Treasury securities	303	303	-	-
Mutual Funds	56,019	56,019	-	-
Government agency bonds	16,429	-	16,429	-
Certificate of deposit (a)	2,085	2,085	-	-
	$85,285	$68,856	$16,429	$-

As of December 31, 2010:
Assets:
Cash and Cash Equivalents	$10,743	$10,743	$-	$-
Corporate bonds	10,228	10,228	-	-
U.S. Treasury securities	505	505	-	-
Mutual Funds	54,311	54,311	-	-
Government agency bonds	32,262	-	32,262	-
Certificate of deposit (a)	2,176	2,176	-	-
	$110,225	$77,963	$32,262	$-

(a) - Certificate of deposit matures in July 2013.

We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no significant transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2011 and 2010.

As of September 30, 2011, we held one security which was in an unrealized loss position with a total estimated fair value of $6.3 million and gross unrealized loss of approximately $0.2 million.  This security has not been in a continuous unrealized loss position for greater than one year.  The net unrealized gain of $0.9 million is reported in accumulated other comprehensive income in the stockholder’s equity section of our balance sheet.    Unrealized gains and losses for the nine months ended September 30, 2011 are as follows (in thousands):

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$298	$5	$-	$303
Mutual Funds	55,278	900	(159)	56,019
Government agency bonds	16,304	125	-	16,429
	$71,880	$1,030	$(159)	$72,751

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

8.           Commitments and Contingencies

Commitments

In June 2011, we entered into a short-term sublease and a three year lease for a larger facility totaling 27,035 square feet of lab and office space at 9 Deer Park Drive as our current lease at 11 Deer Park Drive is due to expire on  November 30, 2011. The sublease for the new facility expires in December 2011 and is with the existing lessor, a large pharmaceutical company that has vacated the facility. Following expiration of the sublease the lease for the same building will commence with our current landlord, Princeton Corporate Plaza LLC, beginning in January 2012 and expiring in December 2014.  We began full occupancy of the new facility which is adjacent to our prior lab and offices in October 2011. We have vacated the majority of the space at 11 Deer Park Drive and are currently in discussions with the landlord regarding our potential interest in retaining approximately 4,000 square feet, following expiration of that lease at the end of November 2011. If leased, the additional space at 11 Deer Park Drive may be utilized for the manufacture of non-clinical product for the 9 month dog inhalation toxicity study depending on the resolution of the current FDA clinical hold on our phase 3 program. Total financial obligations through the term of the new facility lease are approximately $1.7 million. We determined that the larger facility was required to upgrade the lab space to meet regulatory requirements as ARIKACE progressed in the clinical and for our growing clinical, regulatory and development efforts in support of our ARIKACE programs in CF and NTM.

Legal Proceedings

Cacchillo vs. Insmed

On October 6, 2010, a complaint was filed against us by Angeline Cacchillo (“Plaintiff”) in the United States District Court for the Northern District of New York (“Court”), captioned Cacchillo v. Insmed, Inc., No. 1:10-cv-0199, seeking monetary damages and a court order requiring Insmed to support her compassionate use application to the U.S. Food and Drug Administration (the “FDA”) and if approved, to provide her with IPLEX™.  Plaintiff was a participant in the phase II clinical trial of IPLEX sponsored by us evaluating the effectiveness of the investigational drug in patients with type 1 myotonic muscular dystrophy (“MMD”).  The data from this trial did not provide sufficient evidence that IPLEX was effective to treat MMD. As a result, Insmed decided not to proceed to a phase III trial.

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

 We filed a motion with the Court to dismiss all of the outstanding claims, and on June 29, 2011, the Court dismissed six of Plaintiff’s claims, leaving outstanding the claims for (i) fraudulent inducement, (ii) negligent misrepresentation, and (iii) breach of contract.  We filed an answer and affirmative defenses with the Court on July 12, 2011.  Plaintiff’s claim for monetary damages with respect to these claims remains outstanding.   The parties are currently engaged in discovery in connection with the remaining claims.

We believe that the allegations contained in the complaint are without merit and we intend to continue to vigorously defend this action. It is not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

Mackinson et al. v. Insmed

On February 24, 2011, an action was filed in the Court of Chancery of the State of Delaware against us, our subsidiary Transave, LLC, Transave, our directors and the former directors of Transave, captioned Mackinson et al. v. Insmed Incorporated et al., C.A. No. 6216, as a purported class action seeking a quasi-appraisal remedy for alleged violations of Delaware’s appraisal statute and the fiduciary duty of disclosure in connection with the merger consummated pursuant to that certain Agreement and Plan of Merger, dated as of December 1, 2010, by and among Insmed Incorporated, River Acquisition Co., Transave, LLC, Transave and TVM V Life Science Ventures GmbH & Co. KG, in its capacity as stockholders’ agent.  The parties to this action agreed to a settlement, which was approved by the Court on October 6, 2011.   As part of the settlement, we mailed a revised notice of appraisal rights to the former Transave stockholders who did not consent to the Business Combination.  In addition, pursuant to the terms of the settlement, we agreed to pay plaintiff’s legal fees and expenses.

From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

9.           Subsequent Events

On August 1, 2011, we announced that the U.S. Food and Drug Administration (the “FDA”) had notified us that the FDA had placed a clinical hold on our phase 3 clinical trials for ARIKACE® (liposomal amikacin for inhalation) in Cystic Fibrosis (CF) patients with Pseudomonas lung infections and patients with non-tuberculous mycobacterial (NTM) lung disease.  A clinical hold is a notification issued by the FDA to the sponsor to delay a proposed clinical trial or suspend an ongoing clinical trial.  The FDA delivered written confirmation of the clinical holds to us on August 3, 2011 and requested additional information on ARIKACE and data from the rat study.   We have been informed by the FDA that their decision was based on an initial review of the interim results of a long-term rat inhalation carcinogenicity study with ARIKACE.  The relevant findings of the rat carcinogenicity study have been peer reviewed and are confirmed.    In the study, rats received daily doses of ARIKACE by inhalation for up to two years.  The rat carcinogenicity study was initiated in 2009 so that the results could be included in a potential future NDA submission if the phase 3 trials were successful for CF and NTM.  Following notification from the FDA of the clinical holds, we suspended initiation of the CF and NTM phase 3 clinical trial programs, including the recruitment and enrollment of patients.  To date, no patients have been dosed in the phase 3 clinical trials for CF and NTM.

We provided our complete response to the FDA's request for information before the end of August 2011. On October 10, 2011, we announced that the FDA notified us that it is continuing the clinical hold previously placed on our phase 3 clinical trial for ARIKACE in CF patients with Pseudomonas lung infections and on October 14, 2011, we announced that the FDA notified us that it is continuing the clinical hold previously placed on our phase 3 clinical trial for ARIKACE in NTM patients.  We have been informed by the FDA that, based on its review of the information provided to date, including the rat inhalation carcinogenicity study results, the FDA has insufficient information to assess the risks for ARIKACE in CF and NTM patients.  For CF, the FDA has requested additional information from us including that we conduct a 9-month dog inhalation toxicity study of ARIKACE to determine if the findings of the rat inhalation carcinogenicity study are also demonstrated in a non-rodent model, and to propose a CF patient population/disease state where the risk-benefit profile of ARIKACE may be more favorable. For NTM, the FDA is requiring that we conduct a phase 2 clinical trial in adult NTM patients intended to provide proof-of-concept efficacy and safety data for ARIKACE in this patient population before we can proceed with the phase 3 clinical trial previously approved for initiation by the agency.  In addition, among other things, we also will need to further revise the description and assessment of the rat carcinogenicity study findings in the investigator brochure for CF and NTM patients.

We are seeking further input and clarification from the FDA in order to gain a better understanding of its requests regarding CF and NTM.  Insmed was informed during further  dialogue with the Agency that,  if the Company chooses to proceed,  the required nine month dog inhalation toxicity study can be conducted concurrently with the phase 3 CF clinical trial.  We are continuing to evaluate all of our options and timelines for our potential NTM and CF clinical programs including the pending phase 3 trials in Europe which are not on clinical hold.

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

Forward-looking statements include, but are not limited to: our success in developing ARIKACE®; our estimates regarding our existing supply of IPLEX™;  our estimates of expenses and future revenues and profitability; our plans to develop and market new products and the timing of these development programs; status and the results of preclinical studies and clinical trials and preclinical and clinical data described herein; our clinical development of product candidates; preclinical and clinical trials and our ability to obtain and maintain regulatory approval for our product candidates; our expectation as to the timing of regulatory review and approval; our estimates regarding our capital requirements and our needs for additional financing; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract collaborators with acceptable development, regulatory and commercialization expertise; the benefits expected  to be derived from corporate collaborations, license agreements and other collaborative efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the manufacturing capacity for our product candidates.

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

Overview

On December 1, 2010, we completed a business combination with Transave, Inc., or Transave, a privately-held, New Jersey-based pharmaceutical company focused on the development of differentiated, innovative inhaled pharmaceuticals for the site-specific treatment of serious lung infections.  Under the terms of the merger agreement, Insmed paid off Transave’s $7.8 million in outstanding indebtedness, issued approximately 2.6 million shares of Insmed common stock and, approximately 9.2 million shares of Insmed Series B Preferred Stock and paid cash consideration of $0.6 million in exchange for all of the outstanding capital stock of Transave.  Of the 9.2 million shares of Series B Preferred Stock, 1.76 million shares were retained by us as security for any indemnification payments required pursuant to the merger agreement.  On March 1, 2011, at a special meeting of our shareholders, all of our shares of Series B Preferred Stock were converted into shares of our common stock on a one for one basis.  At this meeting, our shareholders also approved a one for ten reverse stock split of our common stock, which became effective on March 2, 2011. The reverse stock split is reflected in the shares outstanding and earnings per share calculations throughout this Quarterly Report on Form 10-Q.

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

Key Components of Our Statement of Operations

Revenues

Our revenue consists of secondary revenue streams for IPLEXTM Expanded Access Program (“EAP”) in Europe for the treatment of Amyotrophic Lateral Sclerosis (“ALS”), and royalty revenue for the licensing of patent technology for CISPLATIN Lipid Complex. We no longer manufacturer IPLEX and the cost recovery revenues from our IPLEX EAP in Europe will cease in the fourth quarter of 2011, when our current IPLEX inventory is expected to be depleted.

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

Since we began operations in late 1999, we have devoted substantially all of our resources to the research and development of a number of product candidates.  Until the sale of our Follow on Biologics (“FOB”) platform on March 31, 2009, our research and development efforts were principally focused on pursuing a dual path strategy involving entry into the FOB arena and advancing our proprietary protein platform into niche markets with unmet needs.  Following the business combination with Transave, our focus is now principally on our proprietary, advanced liposomal technology designed specifically for inhalation lung delivery. Our initial priority has been to conduct phase 3 studies for ARIKACE® in treating CF patients with Pseudomonas lung infections and patients with NTM lung infections.  The FDA has placed a clinical hold on our phase 3 clinical trials for ARIKACE in CF patients and NTM patients due to the results of a long-term rat carcinogenicity study.

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

At present, we expect research of ARIKACE in the CF and NTM indications to represent our main development effort for the remainder of 2011.

Our clinical trials with our product candidates are subject to numerous risks and uncertainties that are outside of our control, including the possibility that the FDA’s clinical holds on our phase 3 clinical trials for ARIKACE in the US for CF patients and NTM patients will remain in place or necessary regulatory approvals may not be obtained.  For example, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial, including, among others, the following:

•	the number of patients that ultimately participate in the trial;

•	the duration of patient follow-up that is determined to be appropriate in view of results;

•	the number of clinical sites included in the trials;

•	the length of time required to enroll suitable patient subjects; and

•	the efficacy and safety profile of the product candidate.

Our clinical trials may also be subject to delays or rejections based on our inability to enroll patients at the rate that we expect or our inability to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our proposed clinical trials.

Moreover, all of our product candidates and particularly those that are in the preclinical or early clinical trial stage must overcome significant regulatory, technological, manufacturing and marketing challenges before they can be successfully commercialized.  Some of these product candidates may never reach the clinical trial stage of research and development. Our phase 3 clinical trials for ARIKACE in the CF and NTM indications have been placed on clinical hold by the FDA due to the results of a long-term rat carcinogenicity study.  As preclinical studies and clinical trials progress, we may determine that collaborative relationships will be necessary to help us further develop or to commercialize our product candidates, but such relationships may be difficult or impossible to arrange.  Our projects or intended projects may also be subject to change from time to time as we evaluate our research and development priorities and available resources.

Any significant delays that occur or additional expenses that we incur may have a material adverse effect on our financial position and may require us to raise additional capital sooner or in larger amounts than is presently expected. In addition, as a result of the risks and uncertainties related to the development and approval of our product candidates and the additional uncertainties related to our ability to market and sell these products once approved for commercial sale, we are unable to provide a meaningful prediction regarding the period in which material net cash inflows from any of these projects is expected to become available, if at all.

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

Impairment Loss

Impairment loss consists of the write-down of the carrying amounts of in-process research and development intangible and goodwill assets.

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

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Net loss attributable to common stockholders for the three months ended September 30, 2011 was $34.6 million, (or $1.39  per common share – basic and diluted), compared to net loss of $0.3 million, (or $0.03 per common share – basic and diluted), for the three months ended September 30, 2010.

Revenue

Revenues for the three months ended September 30, 2011 totaled $0.4 million, as compared to $1.8 million for the three months ended September 30, 2010.  The $1.4 million decrease was due to a year-over-year decrease in cost recovery from our IPLEX EAP in Europe.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2011 and 2010 were comprised of the following:

	Three Months Ended September 30,
	2011	2010	Increase (Decrease)
	(in thousands)
Clinical development	$4,343	$193	$4,150	2150%
Clinical manufacturing	809	-	809	N/A
Preclinical development	48	-	48	N/A
Regulatory and quality assurance	229	74	155	209%
Compensation and related	1,504	502	1,002	200%
	$6,933	$769	$6,164	802%

Research and development expenses increased to $6.9 million in the three months ended September 30, 2011 from $0.8 million for the three months ended September 30, 2010.  The increase of $6.1 million in 2011 is attributable to  research and development of ARIKACE including preparation for the phase 3 clinical studies for CF and NTM which have been placed on clinical hold in the US by the FDA due to the results of a rat carcinogenicity study., and the manufacturing of supply to support the studies. Clinical development expenses increased $4.1 million for the three months ended September 30, 2011 compared to the same period in 2010, as a result of the planning efforts for the two phase 3 CF studies and one phase 3 NTM study noted above.   The $0.8 million increase in clinical manufacturing expenses from 2011 to 2010 is attributable to the manufacturing of ARIKACE for proposed use in the on hold phase 3 studies.  The regulatory and quality assurance expense increase of $0.2 million in the third quarter of 2011 compared to the same period 2010 is attributable to the planning for the on hold phase 3 studies, during the quarter. The increase in compensation and related expenses of $1.0 million was attributable to increased headcount and average per salary headcount associated with the development of ARIKACE. Overall research and development headcount increased from approximately 8 as of September 30, 2010 to 28 as of September 30, 2011.

General and Administrative Expenses

General and administrative expenses increased to $2.5 million in the three months ended September 30, 2011 from $1.6 million for the three months ended September 30, 2010.  The $0.9 million increase was mainly attributable to the increased headcount and average per salary headcount associated with the administrative support for the   development of ARIKACE. Overall general and administrative headcount increased from approximately 6 as of September 30, 2010 to 14 as of September 30, 2011.

Impairment Loss

Impairment loss was $26.0 million in the three months ended September 30, 2011 and zero in the three months ended September 30, 2010.  The $26.0 million non-cash charge was recorded in the third quarter of 2011 reflecting the decline in the fair value of in-process research and development intangible and goodwill assets due to the material impact of a clinical hold on our ARIKFACE development program.

Investment Income and Interest Expense

Investment income increased $0.1 million to $0.4 million in the three months ended September 30, 2011 from $0.3 million in the three months ended September 30, 2010. The increase is a result of improved returns on our short-term investments totaling $72.8 million as of September 30, 2011, despite a decrease in overall short-term investment balances year over year.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Net loss attributable to common stockholders for the nine months ended September 30, 2011 was $60.7 million, (or $2.66 per common share – basic and diluted), compared to a net loss of $0.6 million, (or $0.05 per common share – basic and diluted), for the nine months ended September 30, 2010.  The net loss attributable to common stockholders in 2011 includes the conversion of the Series B Preferred Stock, and a non-cash charge for the beneficial conversion feature of the Series B Preferred Stock in the amount of $9.2 million, which increased net loss available to holders of our common shares and, in turn, increased our loss per common share on a basic and diluted basis by $0.40 for the nine months ended September 30, 2011. The charge represents the $1.00 difference between the conversion price of the Series B Preferred Stock of $7.10 per share and its carrying value of $6.10 per share. The carrying value of the Series B Preferred Stock was based on its fair value at issuance, which was estimated using the common stock price reduced for a lack of marketability between the issuance date and the anticipated date of conversion.

Revenue

Revenues for the nine months ended September 30, 2011 totaled $3.0 million, as compared to $5.6 million for the nine months ended September 30, 2010.  The $2.6 million decrease was primarily due to a year-over-year decrease of $2.8 million in cost recovery from our IPLEX EAP in Europe, offset by $0.2 million in license fees received in 2011 for the licensing of patent technology for CISPLATIN Lipid Complex.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2011 and 2010 were comprised of the following:

	Nine Months Ended September 30,
	2011	2010	Increase (Decrease)
	(in thousands)
Clinical development	$9,509	$529	$8,980	1698%
Clinical manufacturing	3,771	-	3,771	N/A
Preclinical development	1,071	-	1,071	N/A
Regulatory and quality assurance	2,402	525	1,877	358%
Compensation and related	4,646	1,250	3,396	272%
	$21,399	$2,304	$19,095	829%

    Research and development expenses increased to $21.4 million in the nine months ended September 30, 2011 from $2.3 million for the nine months ended September 30, 2010.  The increase of $19.1 million in 2011 is attributable to   research and development of ARIKACE including the preparation for initiation of the phase 3 studies which are now on clinical hold and the manufacturing of supply to support the studies. Clinical development expenses increased $9.0 million for the first nine months of 2011 compared to 2010, as a result of the planning efforts for the studies while the $3.8 million increase in clinical manufacturing expenses from 2011 to 2010 is attributable to the manufacturing of ARIKACE for use in these studies.  The preclinical development expense increase of $1.1 million in 2011 compared to 2010 is attributable to the final major milestone payment in the first quarter of 2011 for a carcinogenicity study associated with the ARIKACE development program.  The regulatory and quality assurance increase of $1.9 million in the first nine months of 2011 compared to 2010 is attributable to the planning associated with the phase 3 studies, detailed above. Higher compensation and related expenses of $3.4 million are attributable to increased headcount and average per salary headcount associated with the development of ARIKACE. Overall research and development headcount increased from approximately 8 as of September 30, 2010 to 28 as of September 30, 2011.

General and Administrative Expenses

General and administrative expenses increased to $8.5 million in the nine months ended September 30, 2011 from $5.1 million for the nine months ended September 30, 2010.  The $3.4 million increase was due largely to the increased finance, legal and consulting fees related to the business combination with Transave on December 1, 2010 as well as the reverse stock split transaction on March 2, 2011.  In addition headcount and average per salary headcount increased due to the increase in the administrative support for the development of ARIKACE. Overall general and administrative headcount increased from approximately 6 as of September 30, 2010 to 14 as of September 30, 2011.

Impairment Loss

Impairment loss was $26.0 million in the nine months ended September 30, 2011 and zero in the nine months ended September 30, 2010.  The $26.0 million non-cash charge was recorded in the third quarter of 2011 reflecting the decline in the fair value of in-process research and development intangible and goodwill assets due to the material impact of a clinical hold on our ARIKFACE development program.

Investment Income and Interest Expense

Investment income increased by $0.1 million to $1.4 million in the nine months ended September 30, 2011 from $1.3 million in the nine months ended September 30, 2010.  The increase is a result of improved returns on our short-term investments totaling $72.8 million as of September 30, 2011, despite a decrease in overall short-term investment balances year over year.  The reduction in interest expense for the nine month period ended September 30, 2011 as compared to the same period in 2010 was entirely due to the elimination of convertible notes, which were fully repaid in March 2010.

Liquidity and Capital Resources

Overview

     There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point where the U.S. Food and Drug Administration (“FDA”) approval for sales is received.  We have funded our operations to date through public and private placements of debt and equity securities and the proceeds from the sale of our FOB platform to Merck & Co., Inc.  We will continue to incur losses to the extent we expand our research and development and do not expect material revenues for at least the next several years.  Furthermore, revenues from our EAP in Italy associated with cost recovery will be eliminated in the fourth quarter of 2011, when our current IPLEX™  inventory, which has fully been expensed, is expected to be depleted.  As of September 30, 2011, we had total cash, cash equivalents, short-term investments, and certificate of deposits on hand of $85.3 million, consisting of $83.2 million in cash and short-term investments and $2.1 million in a certificate of deposit, as compared to $110.2 million of cash, cash equivalents, short term investments and certificate of deposit on hand as of December 31, 2010.  The $24.9 million decrease in total cash and investments was due to the funding of operations, primarily research and development activities. Our working capital was $80.3 million as of September 30, 2011.

Even though we believe we currently have sufficient funds to meet our financial needs for the remainder of 2011, our business strategy in the future may require us to raise additional capital either through licensing, debt or equity sales.  In the future, we may require additional funds for the continued development of our potential product candidates or to pursue the license of complementary technologies.  There can be no assurance that adequate funds will be available when we need them or on favorable terms.  If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

We could, but presently have no plans to, enter into agreement with collaborative partners in order to fund operations through milestone payments, license fees and equity investments.

Cash Flows

Net cash used in operating activities was $24.1 million for the nine months ended September 30, 2011 compared with $1.2 million provided by operating activities in the nine months ended September 30, 2010.  Net cash used in operating activities in 2011 related primarily to a net loss of $51.5 million from higher operating expenses and decreased revenues, which included a $19.1 million increase in research and development expenses, a $3.4 million increase in general and administrative expenses, an interim impairment review non-cash charge of $26.0 million, and a $2.6 million decrease in revenues attributable to the reduction of cost recovery from IPLEX EAP in Europe.

Net cash provided by investing activities was $23.9 million for the nine months ended September 30, 2011 compared with $4.0 million used in investing activities for the nine months ended September 30, 2010.  The net cash provided by investing activities in 2011 is primarily a result of the sale of short-term investments, and the use of cash during the nine months ended September 30, 2010 is primarily the result of net purchases of short-term investments.

$0.03 million cash was used in or provided by financing activities for the nine months ended September 30, 2011 compared with $0.2 million used in financing activities for the nine months ended September 30, 2010 due to the final payment of the 2005 convertible notes in 2010.

Contractual Obligations and Commitments

In June 2011, we entered into a short-term sublease and a three year lease for a larger facility totaling 27,035 square feet of lab and office space at 9 Deer Park Drive as our current lease at 11 Deer Park Drive is due to expire on  November 30, 2011.  The sublease for the new facility expires in December 2011 and is with the existing lessor, a large pharmaceutical company that has vacated the facility. Following expiration of the sublease the lease for the same building will commence with our current landlord, Princeton Corporate Plaza LLC, beginning in January 2012 and expiring in December 2014.  We began full occupancy of the new facility which is adjacent to our prior lab and offices in October 2011.  We have vacated the majority of the space at 11 Deer Park Drive and are currently in discussions with the landlord regarding our potential interest in retaining approximately 4000 square feet, following expiration of that lease at the end of November 2011.  If  leased, the additional space at 11 Deer Park Drive may be utilized for the manufacture of non-clinical product for the 9 month dog inhalation toxicity study depending on the resolution of the current FDA clinical hold on our phase 3 program. Total financial obligations through the term of the new facility lease are approximately $1.7 million. We determined that the larger facility was required to upgrade the lab space to meet regulatory requirements as ARIKACE progressed in the clinical and for our growing clinical, regulatory and development efforts in support of our ARIKACE programs in CF and NTM.

We had no other material changes, during the nine months ended September 30, 2011, outside the ordinary course of our business to our contractual obligations and commitments disclosures as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations.”

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

We invest excess cash in investment grade, interest-bearing securities and, at September 30, 2011, had approximately $85.3 million invested in money market instruments, treasuries, municipal bonds, mutual funds and a certificate of deposit account.  Such investments are subject to interest rate and credit risk and are not insured by the federal government.  Our policy of investing in highly rated securities, whose liquidities are, at September 30, 2011, all less than two years minimizes such risks.  In addition, while a hypothetical one percent per annum decrease in market interest rates would have reduced our interest income for the period, it would not have resulted in a loss of the principal, and the decline in interest income would have been immaterial.  Our purpose in making these investments is to generate investment income while preserving capital.

We currently do not transact any significant portion of our business in functional currencies other than the U.S. dollar.  To the extent that we continue to transact our business using the U.S. dollar as our functional currency, we do not believe that the fluctuations in foreign currency exchange rates will have a material adverse effect on our results of operations.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

            We carried out an evaluation, under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We filed a motion with the Court to dismiss all of the outstanding claims, and on June 29, 2011, the Court dismissed six of Plaintiff’s claims, leaving outstanding the claims for (i) fraudulent inducement, (ii) negligent misrepresentation, and (iii) breach of contract.  We filed an answer and affirmative defenses with the Court on July 12, 2011.  Plaintiff’s claim for monetary damages with respect to these claims remains outstanding.  The parties are currently engaged in discovery in connection with the remaining claims.

We believe that the allegations contained in the complaint are without merit and we intend to continue to vigorously defend this action.  It is not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

Mackinson et al. v. Insmed

On February 24, 2011, an action was filed in the Court of Chancery of the State of Delaware against us, our subsidiary Transave, LLC, Transave, our directors and the former directors of Transave, captioned Mackinson et al. v. Insmed Incorporated et al., C.A. No. 6216, as a purported class action seeking a quasi-appraisal remedy for alleged violations of Delaware’s appraisal statute and the fiduciary duty of disclosure in connection with the merger consummated pursuant to that certain Agreement and Plan of Merger, dated as of December 1, 2010, by and among Insmed Incorporated, River Acquisition Co., Transave, LLC, Transave and TVM V Life Science Ventures GmbH & Co. KG, in its capacity as stockholders’ agent.  The parties to this action agreed to a settlement, which was approved by the Court on October 6, 2011.  As part of the settlement, we mailed a revised notice of appraisal rights to the former Transave stockholders who did not consent to the Business Combination.  In addition, pursuant to the terms of the settlement, we agreed to pay plaintiff’s legal fees and expenses.

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

You should consider carefully the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, including the amended risk factors below , together with all of the other information included therein and in this Quarterly Report on Form 10-Q.  Each of such risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We depend heavily on the success of our most advanced product candidate, ARIKACE®. US clinical trials of ARIKACE have been placed on clinical hold by the FDA and may not be successful. If we are unable to commercialize ARIKACE, or experience significant delays in doing so, our business will be materially harmed.

We are investing a significant portion of our efforts and financial resources in the development of ARIKACE.  Our ability to generate product revenue, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and commercialization of ARIKACE.  The FDA placed a clinical hold on our phase 3 clinical trials for ARIKACE in CF patients and NTM patients due to the results of a long-term rat carcinogenicity study.  As a result of the clinical hold, we have, among other things, suspended the recruitment and enrollment of patients.  If we are not able to continue development of ARIKACE or if our progress in development of ARIKACE is delayed significantly, our business, results of operations and financial condition will be adversely affected.

Positive results from clinical trials or in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from earlier clinical trials of a drug candidate may not be replicated in later clinical trials.  A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in earlier stages of development.  Accordingly, the results of the completed clinical trials for ARIKACE may not be predictive of the results we may obtain in later stage trials.  We do not expect any of our drug candidates to be commercially available for at least several years, if at all.

If our preclinical studies do not produce positive results, if our clinical trials are delayed or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans.  For example, the FDA has requested that we conduct a  9-month dog inhalation toxicity study to determine if the findings of the rat inhalation carcinogenicity study are also demonstrated in a non-rodent model.  Preclinical and clinical testing is expensive, difficult to design and implement and can take many years to complete.  A failure of one or more of our preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to obtain regulatory approval or commercialize our product candidates, including:

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

•
conditions imposed on us by the FDA or any non-U.S. regulatory authority regarding the scope or design of our clinical trials may require us submit information to regulatory authorities, Ethics Committees, Institutional Review Boards or others for review and approval;

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

The FDA has placed a clinical hold on our phase 3 clinical trials for ARIKACE in CF patients and NTM patients in the US. We have been informed by FDA that this decision was based on the results of a rat carcinogenicity study. There can be no assurance that the FDA will allow us to further develop ARIKACE.

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

Our product development costs will also increase if we experience delays in testing or approvals.  We do not know what impact the current clinical hold will have on our phase 3 clinical programs for ARIKACE.  In addition, we do not know whether any preclinical tests or clinical trials will be initiated as planned, will need to be restructured or will be completed on schedule, if at all.  Significant preclinical or clinical trial delays also could shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates.  Such delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

ARIKACE must be administered via an Investigational e-Flow® electronic nebulizer system, manufactured by a private German company, PARI.  This nebulizer system has not received regulatory approval in the U.S. or elsewhere throughout the world.  For ARIKACE to be successfully developed and commercialized, the nebulizer must pass its own set of regulatory requirements.

    We are not device experts.  For ARIKACE clinical trials to be conducted, we must have adequate supply of the Investigational e-Flow electronic nebulizer system and PARI must be able to supply the system.  We are dependent upon PARI being able to provide a continuous supply of the nebulizers both for the clinical trials and also supply the nebulizer in the event ARIKACE receives marketing approval.  In addition these nebulizers must be in good working order and meet specific performance characteristics.

Both the drug (ARIKACE) and the device, Investigational e-Flow electronic nebulizer system must receive regulatory approval before we can market the drug and device.

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

Data submitted to the regulators is subject to varying interpretations that could delay, limit or prevent regulatory agency approval.  The FDA has placed a clinical hold on phase 3 clinical trial for ARIKACE, our leading drug candidate, and we do not know whether or when the FDA will allow us to continue the US phase 3 clinical trials. We may also encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a product and the period required for review of any application for regulatory agency approval of a particular product.  Delays in obtaining regulatory agency approvals could adversely affect the development and marketing of any drugs that we or our collaborative partners develop.  Such delays could impose costly procedures on our collaborative partners’ or our activities, diminish any competitive advantages that our collaborative partners or we may attain and adversely affect our ability to receive royalties, any of which could materially adversely affect our business, financial condition and results of operations.

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

3.4
Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, to create a new series of Preferred Stock designated as Series B Preferred Stock (previously field as Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on December 2, 2010, and incorporated herein by reference).

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

31.1
Certification of Timothy Whitten, Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2
Certification of Kevin P. Tully, Executive Vice President and Chief Financial Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Timothy Whitten, Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2
Certification of Kevin P. Tully, Executive Vice President and Chief Financial Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

INSMED INCORPORATED
(Registrant)

Date: November 9, 2011	By:	/s/ Kevin P. Tully
Name: Kevin P. Tully, C.G.A.,
Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

3.4
Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, to create a new series of Preferred Stock designated as Series B Preferred Stock (previously field as Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on December 2, 2010, and incorporated herein by reference).

3.5
Amended and Restated Bylaws of Insmed Incorporated (previously filed as Annex I to the Joint Proxy Statement/Prospectus contained in Part I of Insmed Incorporated’s Registration Statement on Form S-4 (Registration No. 333-30098) and incorporated herein by reference).

3.6
Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, for one for ten reverse stock split (previously filed as Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on March 2, 2011, and incorporated herein by reference)

3.7
Amendment to Amended and Restated Bylaws of Insmed Incorporated (previously filed as Exhibit 3.2 to Insmed Incorporated’s Current Report on Form 8-K filed on December 2, 2010, and incorporated herein by reference)

31.1
Certification of Timothy Whitten, Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2
Certification of Kevin P. Tully, Executive vice President and Chief Financial Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Timothy Whitten, Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2
Certification of Kevin P. Tully, Executive Vice President and Chief Financial Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

* This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of the Securities Exchange Act of 1934.