Form 10-Q
period 2012-06-30
INSMED INC
filed 2012-08-07
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, there were 24,874,852 shares of the registrant’s common stock, $.01 par value, outstanding.

INSMED INCORPORATED

INDEX

PART I.  FINANCIAL INFORMATION

In this Form 10-Q, we use the words the “Company,” “Insmed,” “Insmed Incorporated,” “we,” “us” and “our” to refer to Insmed Incorporated, a Virginia corporation.

Index

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$28,575	$14,848
Short-term investments	44,560	61,424
Accounts receivable	-	757
Prepaid expenses and other current assets	715	370
Total current assets	73,850	77,399

Certificate of deposit	2,111	2,085
In-process research and development	58,200	58,200
Other	133	212
Fixed assets, net	1,758	1,937
Total assets	$136,052	$139,833

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,198	$2,334
Accrued expenses	1,882	800
Accrued compensation	849	795
Accrued lease expense, current	288	278
Deferred rent	152	156
Capital lease obligations, current	117	114
Total current liabilities	6,486	4,477

Accrued lease expense, long-term	784	923
Capital lease obligations, long-term	101	166
Debt, long-term	8,965	-
Total liabilities	16,336	5,566

Stockholders' equity:
Common stock; $.01 par value; authorized shares 500,000,000; issued and outstanding shares, 24,874,852 in 2012 and 24,833,301 in 2011	249	248
Additional paid-in capital	429,545	427,743
Accumulated deficit	(310,714)	(294,174)
Accumulated other comprehensive income:
Unrealized gain on investments	636	450
Total stockholders' equity	119,716	134,267
Total liabilities and stockholders' equity	$136,052	$139,833

See accompanying notes to unaudited consolidated financial statements

Index

INSMED INCORPORATED
Consolidated Statements of Comprehensive Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

License fees	$-	$1	$-	$251
Other expanded access program income, net	-	977	-	2,328
Total revenues	-	978	-	2,579

Operating expenses:
Research and development	7,527	8,706	12,014	14,467
General and administrative	2,456	2,745	5,233	6,002
Total operating expenses	9,983	11,451	17,247	20,469

Operating loss	(9,983)	(10,473)	(17,247)	(17,890)

Investment income	290	459	708	987
Interest expense	(1)	(3)	(3)	(7)
Gain on sale of asset, net	-	-	5	-
Loss before income taxes	(9,694)	(10,017)	(16,537)	(16,910)

Income tax expense	2	-	4	2

Net loss	(9,696)	(10,017)	(16,541)	(16,912)

Accretion of beneficial conversion charge	-	-	-	(9,175)

Net loss attributable to common stockholders	$(9,696)	$(10,017)	$(16,541)	$(26,087)

Basic and diluted net loss attributable to common stockholders per common share	$(0.39)	$(0.40)	$(0.67)	$(1.19)

Comprehensive loss	$(9,726)	$(9,714)	$(16,355)	$(16,788)

Weighted average basic and diluted common shares outstanding	24,875	24,830	24,867	21,838

See accompanying notes to unaudited consolidated financial statements

Index

INSMED INCORPORATED
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating activities
Net loss	$(16,541)	$(16,912)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	274	154
Stock based compensation expense	1,013	652
Gain on sale of asset, net	(5)	-
Changes in operating assets and liabilities:
Accounts receivable	757	168
Prepaid expenses and other assets	(263)	(364)
Accounts payable	864	471
Accrued expenses	1,078	19
Accrued lease expenses	(129)	0
Accrued compensation	54	(113)
Deferred revenue	-	(207)
Net cash used in operating activities	(12,898)	(16,132)

Investing activities
Purchase of fixed assets	(95)	(68)
Proceeds from sale of asset	5	-
Sales of short-term investments	17,051	16,769
Purchases of short-term investments	-	(1,463)
Net cash provided by investing activities	16,961	15,238

Financing activities
Payments on capital lease obligations	(62)	(42)
Proceeds from issuance of debt net of issuance and financing costs	9,726	-
Proceeds from issuance of common stock	-	32
Net cash provided by (used in) financing activities	9,664	(10)

Increase in cash and cash equivalents	13,727	(904)
Cash and cash equivalents at beginning of period	14,848	10,743

Cash and cash equivalents at end of period	$28,575	$9,839

Supplemental disclosures of cash flow information
Cash paid for interest	$3	$7
Cash paid for taxes, net	$4	$2

Supplemental disclosures of non-cash investing and financing activities
Unrealized gain on investments	$186	$124
Accretion of beneficial conversion charge	$-	$(9,175)
Fair value of warrants in connection with debt	$790	$-

See accompanying notes to unaudited consolidated financial statements

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

On December 1, 2010, we completed a business combination, which we refer to as the merger, with Transave, Inc., or Transave, a privately-held, NJ-based pharmaceutical company focused on the development of differentiated and innovative inhaled pharmaceuticals for the site-specific treatment of serious lung infections.  Our integration with Transave was completed in 2011, including the relocation of our corporate headquarters to Monmouth Junction, New Jersey, and cessation of operations at Richmond, Virginia, location as of December 31, 2011. On March 2, 2011, we completed a one-for-ten reverse stock split of our common stock. Unless otherwise noted, the per share amounts in this Quarterly Report on Form 10-Q give retroactive effect to the reverse stock split for all periods presented.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 13, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Transave, LLC, Insmed Therapeutic Proteins, Insmed Pharmaceuticals, Incorporated and Celtrix Pharmaceuticals, Incorporated. All significant intercompany balances and transactions have been eliminated in consolidation.

Index

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances.  The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenue and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, stock-based compensation, income taxes, loss contingencies and accounting for research and development costs. Actual results could differ from those estimates.

Debt Issuance and Deferred Financing Costs

Debt issuance and deferred financing costs are amortized using the effective interest rate method, and amortized to interest expense over the term of the debt. Debt issuance costs are reflected as a discount to the debt, and deferred financing costs as other assets in the consolidated balance sheets.

Identified Intangible Assets

As part of the merger, we recorded in-process research and development as identified intangible assets. Identifiable intangible assets are measured at their respective fair values as of the acquisition date and are not amortized until commercialization. Once commercialization occurs, these intangible assets will be amortized over their estimated useful lives. While we believe the fair values assigned to our acquired intangible assets are based on reasonable estimates and assumptions given the available facts and circumstances as of the acquisition date, unanticipated events or circumstances may occur that require us to review the assets for impairment. Events or circumstances that may require an impairment assessment include negative clinical trial results, the non-approval of a new drug application (NDA) by the U.S. Food and Drug Administration, or the FDA, material delays in our development program or a sustained decline in market capitalization.

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

Revenue Recognition and Collaboration Agreements

Historically, revenue from our Expanded Access Program in Italy was recognized when the drugs were provided to program patients and collectability was assured. Revenue from collaborations is recognized as license fees when milestones are achieved and payments are due.  We no longer manufacture IPLEX and the cost recovery revenues from our IPLEX EAP in Europe ceased in December 2011, when our IPLEX  inventory was fully depleted.

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

Net (Loss) Income Per Share

Basic net (loss) income per share is computed based upon the weighted average number of common shares outstanding during the year.  The weighted average number of common shares used to compute basic net loss per common share equaled the same number of shares used to compute diluted net loss per common share for the three and six months ended June 30, 2012 and 2011.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of June 30, 2012 and 2011, as they would be anti-dilutive (in thousands):

	June 30,
	2012	2011
Shares underlying warrants to purchase outstanding common stock	330	158
Shares underlying options to purchase outstanding common stock	839	377
Shares underlying restricted stock units	491	446

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

Index

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

For the period from inception to June 30, 2012, the Company has incurred recurring operating losses and has accumulated a deficit of $311 million. During the six months ended June 30, 2012, the Company recognized a net loss of $16.5 million.  Our net cash used in operations for the six months ended June 30, 2012 was $13.0 million.

We believe we have sufficient funds to meet our financial needs for at least the next twelve months.  In June 2012 we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (“HTGC”) for borrowings of up to $20 million under a term loan  to further underpin our ARIKACE development program. The first $10 million of the term loan was funded at closing. In the future, we may require additional funds for the continued development of our potential product candidates or to pursue the license of complementary technologies.  There can be no assurance that adequate funds will be available when we need them or on favorable terms.  If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology or cease operations.

4.	Identified Intangible Assets

In the third quarter of 2011, the FDA placed a clinical hold on our phase 3 U.S. clinical trials for ARIKACE in CF patients with Pseudomonas lung infections and for patients with NTM lung infections.

In January 2012, the FDA lifted the clinical hold on ARIKACE in patients with NTM lung infections.   In February 2012, we announced that we would be initiating the ARIKACE NTM trial as a phase 2 trial, as well as the previously planned phase 3 trial for ARIKACE in the CF indication in Europe. In April 2012, the Company announced the first patient dosed in the European phase 3 clinical study which is called Clinical Evaluation of ARikace™ (CLEAR – 108). The Company also is conducting CLEAR - 108 in Canada. We also initiated a nine-month dog inhalation toxicity study in April 2012. In June 2012, we announced that the first patient was dosed in the Company's U.S. phase 2 clinical study of ARIKACE® (liposomal amikacin for inhalation) in patients with non-tuberculous mycobacterial (NTM) lung disease entitled TARGET-NTM (Treatment with ARIKACE to Realize Greater Efficacy Trial).

In May 2012, the FDA lifted the clinical hold on ARIKACE in the U.S. for the treatment of CF patients with Pseudomonas lung infections.

As a result of these events, the Company believes there are no indicators of impairment of  in-process research and development intangible assets as of June 30, 2012.

Index

5.	Stockholders’ Equity

Common and Preferred Stock

On December 1, 2010, we entered into an Agreement and Plan of Merger, or the merger agreement, with Transave. Under the terms of the merger agreement, the Transave stockholders received an aggregate of 2.6 million newly issued shares of the common stock of the Company and 9.2 million shares of newly created Series B Preferred Stock of the Company.  They also received an aggregate of approximately $0.6 million in cash.  Collectively, the shares of the Company’s common stock and the Company’s Series B Preferred Stock (on an as converted basis) issued in connection with the merger represented approximately 47% of the capital stock of the Company on a fully diluted basis.

On March 1, 2011, we held a special meeting of our shareholders to consider proposals relating to the conversion of our Series B Preferred Stock and a one-for-ten reverse stock split of the common stock.  At the special meeting of shareholders, the shareholders approved all of those proposals.

As a result of the approval of the conversion of the Series B Preferred Stock, the 91.7 million shares of the Series B Preferred Stock outstanding (on a pre-reverse stock-split basis) were automatically and immediately converted into 91.7 million shares of our common stock.  In addition, we filed Articles of Amendment to our Articles of Incorporation, as amended, to affect a one-for-ten reverse stock split of our common stock.  The Amendment became effective on March 2, 2011.  As a result of the Amendment, each holder of ten shares of common stock immediately prior to the effectiveness of the reverse stock split became the holder of one share of our common stock.  Shareholders received a cash payment in lieu of any fractional shares of common stock they were entitled to receive. The following table (in thousands) summarizes the conversion of the shares of the Series B Preferred Stock and the reverse stock split.

Common stock shares outstanding February 28, 2011	156,537
Series B Preferred Stock converted into common stock on March 1, 2011	91,746
Total shares outstanding prior to reverse stock split	248,283

1 for 10 reverse stock split	1:10
Approximate number of common shares outstanding March 2, 2011	24,828

As a result of the conversion of the Series B Preferred Stock, we recorded a non-cash charge for the beneficial conversion feature of the Series B Preferred Stock in the amount of $9.2 million, which reduced net income available to holders of our common shares and, in turn, reduced our earnings per common share on a basic and diluted basis by $0.48. The charge represents the $1.00 difference between the conversion price of the Series B Preferred Stock of $7.10 per share and its carrying value of $6.10 per share.  The carrying value of the Series B Preferred Stock was based on its fair value at issuance, which was estimated using the common stock price reduced for a lack of marketability between the acquisition date (or issuance date) and the anticipated date of conversion.  In June 2012, the Company amended its Articles of Incorporation to delete all provisions regarding the issuance of the Series B Preferred Stock.

6.	Stock Based Compensation

Stock Warrants

Stock warrant activity for the six months ended June 30, 2012 consisted of issuance of 0.3 million warrants with a weighted average price of $2.94 with an expiration date of June 29, 2017 and the expiration of 0.2 million warrants outstanding with a weighted average price of $11.  As of June 30, 2011, we had 0.3 million warrants outstanding with a weighted average price of $2.94 with an expiration date of June 29, 2017.   See Note 7 for further information about the outstanding warrants.  The Company recognized zero stock-based compensation expense related to warrants for the three and six month periods ended June 30, 2012 and 2011, respectively.

Index

Stock Options

As of June 30, 2012, we had two equity compensation plans under which we were granting stock options and shares of non-vested stock. We may grant stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors and the Board of Directors (the “Board”).

The 2000 Plan was originally adopted by the Board and approved by our shareholders in 2000. Its original ten-year term was extended to March 30, 2015, when the 2000 Plan was amended in May 2005 after approved by our shareholders. At the 2011 annual meeting of shareholders, the Company’s shareholders approved an amendment to the 2000 Plan to reserve an additional 3 million shares of common stock.  As of June 30, 2012, the 2000 Plan provides for the issuance of a maximum of 3.9 million shares of common stock.  These shares are reserved for awards to all participants in the 2000 Plan, including non-employee directors.

The 2000 ESPP was adopted by the Board on April 5, 2000 and approved by our shareholders on the same date. The 2000 ESPP which, following the appropriate shareholder approval was subsequently amended in 2005 and 2006, provides for the issuance of a maximum of 150,000 shares of our common stock to participating employees. The Company did not offer employees the right to purchase common stock under the ESPP during the first six months of 2012.

The following table summarizes stock option activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	891,751	$5.15
Granted	18,900	3.48
Exercised	-	-
Forfeited	(30,355)	3.03
Cancelled	(41,750)	17.59
Options outstanding at June 30, 2012	838,546	4.57	8.39	$123,566
Vested and expected to vest at June 30, 2012	782,881	4.65	8.32	$112,879
Exercisable at June 30, 2012	133,601	9.44	3.59	$-

The Company calculates the fair value of stock options based upon the Black-Scholes-Merton valuation model. The following table summarizes the fair value and assumptions used in determining the fair value of stock options issued during the six months ended June 30, 2012.

Index

Volatility	1.1%
Risk-free interest rate	0.7%
Dividend yield	0.0%
Expected option term (in years)	6.25

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

The Company recognized stock-based compensation expense related to stock options of approximately $0.2 million and $0.04 million for the three months ended June 30, 2012 and 2011, respectively. General and administrative expenses include $0.1 million and $0.03 million and research and development expenses include $0.1 million and $0.01 million of stock-based compensation expense in the consolidated statement of operations for the three months ended June 30, 2012 and 2011, respectively.

The Company recognized stock-based compensation expense related to stock options of approximately $0.3 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively. General and administrative expenses include $0.2 million and $0.08 million and research and development expenses include $0.1 million and $0.02 million of stock-based compensation expense in the consolidated statement of operations for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was $1.8 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.3 years.

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

No RS was issued or outstanding during the six months ended June 30, 2012. A summary of RSU activity for the six months ended June 30, 2012 is as follows:

		Weighted
	Number of	Average
	RSU's	Grant Price
Outstanding at December 31, 2011	487,025	$6.37
Granted	56,684	3.44
Released	(43,819)	5.98
Forfeited	(8,559)	5.78
Outstanding at June 30, 2012	491,331	$6.08
Expected to Vest	461,990	$6.06

Index

The Company recognized stock-based compensation expense related to RSU’s of approximately $0.4 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively. General and administrative expenses include $0.3 million and $0.3 million and research and development expenses include $0.1 million and $0.1 million of stock-based compensation expense in the consolidated statement of operations for the three months ended June 30, 2012 and 2011, respectively.

The Company recognized stock-based compensation expense related to RSU’s of approximately $0.7 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively. General and administrative expenses include $0.5 million and $0.4 million and research and development expenses include $0.2 million and $0.2 million of stock-based compensation expense in the consolidated statement of operations for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was $2.2 million of unrecognized compensation expense related to unvested RSU’s, which is expected to be recognized over a weighted average period of 1.5 years.

A total of approximately 2.1 million shares of common stock were reserved for issuance at June 30, 2012 in connection with restricted stock units, stock options, stock warrants, and the employee stock purchase plan.

7.	Debt

On June 29, 2012, the Company and its domestic subsidiaries, as co-borrowers, entered into loan and security agreement (the “Loan and Security Agreement”) with Hercules Technology Growth Capital, Inc (“HTGC”). The Loan and Security Agreement bears interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 9.25% plus the sum of the prevailing prime rate minus 4.50%. The first $10 million of the Loan and Security Agreement was funded at closing, with proceeds of $9.7 million received, net of $0.3 million issuance costs. As of June 30, 2012 debt issuance and deferred financing costs, net of accumulated amortization are $0.2 million and $0.1 million, respectively. The Company had no debt issued or deferred financing costs as of December 31, 2011. The issuance costs of $0.1 million will be amortized to interest expense using the effective interest rate over the term of the agreement. The Loan and Security Agreement is repayable in installments over forty-two months including an initial interest-only period of twelve months after closing.  The interest only period is extendable to December 31, 2013, contingent upon completion of certain ARIKACE-related development milestones. The remaining $10 million of the Loan and Security Agreement is available at the Company’s option throughout the availability period, which ends on December 31, 2012. In connection with this Loan and Security Agreement, the Company granted the lender a first position lien on all of the Company’s assets, excluding intellectual property.

Pursuant to the Loan and Security Agreement, the Company issued a warrant to HTGC to purchase 329,932 shares of the Company’s common stock at an exercise price of $2.94 per share.  The warrant is exercisable for five years from the date of issuance. The fair value of the warrants at the date of issuance is $0.8 million, and has been recorded as a discount to debt and is being amortized ratably over the term of the Loan and Security Agreement.

The following table presents the components of the Company’s debt balances as of June 30, 2012.  The Company had no debt as of December 31, 2011.
June 30,
2012
Debt:
Loan and Security Agreement	$10,000
Less:
Unamortized issuance costs	(245)
Unamortized discount from warrant	(790)
Long-term debt	$8,965

Index

8.	Investments and Fair Value Measurements

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

The following table presents assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Quoted Prices in
		Active Markets for	Inactive Markets for	Significant
		Identical Assets	Identical Assets	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2012:
Assets:
Cash and cash equivalents	$28,575	$28,575	$-	$-
Mutual funds	44,560	44,560	-	-
Certificate of deposit	2,111	2,111	-	-
	$75,246	$75,246	$-	$-

As of December 31, 2011:
Assets:
Cash and cash equivalents	$14,848	$14,848	$-	$-
Mutual funds	56,163	56,163	-	-
Government agency bonds	5,261	-	5,261	-
Certificate of deposit	2,085	2,085	-	-
	$78,357	$73,096	$5,261	$-

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

We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no significant transfers into/out of level 1, level 2 or level 3 during the six months ended June 30, 2012 and 2011.

As of June 30, 2012, we held one security which was in an unrealized loss position with a total estimated fair value of $4.9 million and gross unrealized losses of approximately $0.1 million.  We also recorded $0.7 million of gross unrealized gains.  The net unrealized gain of $0.6 million is reported in accumulated other comprehensive income in the stockholder’s equity section of our balance sheet.  This security had not been in a continuous unrealized loss position for greater than one year.  The following table summarizes unrealized gains and losses for the six months ended June 30, 2012.

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mutual funds	$43,924	$713	$(77)	$44,560

As of December 31, 2011, we held two securities which were in an unrealized loss position with a total estimated fair value of $12.6 million and gross unrealized loss of approximately $0.2 million. These securities have not been in a continuous unrealized loss position for greater than one year. The net unrealized gain of $0.5 million is reported in accumulated other comprehensive income in the stockholder’s equity section of our balance sheet.  The following table summarizes unrealized gains and losses for the year ended December 31, 2011.

	December 31, 2011
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

Index

9.	License and Collaborative Agreements

On May 25, 2012, the Company entered into an agreement with Premacure Holdings AB and Premacure AB of Sweden (collectively, “Premacure”) pursuant to which the Company agreed to grant to Premacure an exclusive, worldwide license to develop manufacture and commercialize IGF-1, with its natural binding protein, IGFBP-3,  for the prevention and treatment of complications of preterm birth. (the “ Premacure License Agreement”). Premacure is currently focusing on retinopathy of prematurity.  IGF- and IGFBP-3 were previously developed by the Company at higher concentrations as IPLEX®.  The license is subject to the Company’s receipt of a consent and waiver from Tercica, Inc., now the Ipsen Group (“Tercica”) and from Genentech, Inc., now owned by Roche (“Genentech”), of certain rights granted by the Company to Tercica and Genentech under the Settlement, License and Development Agreement dated March 5, 2007 (the “Waivers”).   The Premacure License Agreement includes diligence milestones and royalty payments on prospective product sales.

10.	Commitments and Contingencies

Commitments

In January 2012, we entered into a contract with our drug supply manufacturer for drug required for our dog toxicology study at a total cost of $1.4 million. Additionally, in the quarter ended June 30, 2012, we entered into contracts totaling $3.0 million for the manufacturing of clinical drug supplies.

Legal Proceedings

Cacchillo v. Insmed

On October 6, 2010, a complaint was filed against us by Angeline Cacchillo (“Plaintiff”) in the U.S. District Court for the Northern District of New York (the “Court”), captioned Cacchillo v. Insmed, Inc., No. 1:10-cv-0199, seeking monetary damages and a court order requiring Insmed to support Plaintiff’s compassionate use application to the FDA and if approved, to provide Plaintiff with IPLEX.  Plaintiff was a participant in the phase II clinical trial of IPLEX sponsored by us evaluating the effectiveness of the investigational drug in patients with type 1 myotonic muscular dystrophy (“MMD”).  In the complaint, Plaintiff alleged (i) violation of constitutional due process and equal protection by depriving Plaintiff of continued access to IPLEX, (ii) fraudulent inducement to enter the phase II clinical trial with the false promise to support Plaintiff’s compassionate use application to the FDA, (iii) negligent representation that we would support Plaintiff’s compassionate use application, (iv) breach of contract, seeking monetary and non-monetary damages, (v) intentional infliction of emotional distress by refusing to support Plaintiff’s compassionate use application after providing IPLEX, (vi) violation of an assumed duty of care to Plaintiff, (vii) breach of fiduciary duty to Plaintiff, (viii) negligence and (ix) unjust enrichment.  Plaintiff seeks compensatory and punitive monetary damages and sought injunction relief as noted above.

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

Index

We believe that the allegations contained in the complaint are without merit and we intend to continue to vigorously defend this action.  It is not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

Pilkiewicz  v. Transave LLC

On March 28, 2011, Frank G. Pilkiewicz and other former stockholders of Transave (collectively, the “Petitioners”) filed an appraisal action against our subsidiary Transave, LLC in the Delaware Court of Chancery captioned Frank G. Pilkiewicz, et al. v. Transave, LLC , C.A. No. 6319-CS. On December 13, 2011, following the mailing of the revised notice of appraisal rights in accordance with the settlement terms of Mackinson et al. v. Insmed , an Amended Petition for Appraisal of Stock was filed by the Petitioners.

The Petitioners seek appraisal under Delaware law of their total combined common stock holdings representing total dissenting shares of approximately 7.77 million shares of Transave, Inc. common stock (the “Transave Stock”). The Petitioners are challenging the value of the consideration that they would be entitled to receive for their Transave Stock under the terms of the merger.

Under the terms of the merger agreement, certain of the former stockholders of Transave are obligated to indemnify us for certain liabilities in connection with the appraisal action. We notified the Transave stockholders in May 2012 that we are seeking indemnification in accordance with the merger agreement and that we will continue to retain the aggregate amount of the holdback shares totaling 1.76 million shares, as security for any indemnification payments due under the merger agreement.  We believe that the allegations contained in the amended petition are without merit and we intend to continue to vigorously defend this action.  It is not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.  While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

11.	Subsequent Events

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

Forward-looking statements include, but are not limited to: our ability to develop ARIKACE; our estimates of expenses and future revenues and profitability; our plans to develop and market new products and the timing of these development programs; the status, results and timing of results of preclinical studies and clinical trials and preclinical and clinical data described herein; the timing of responses to information and data requests from the U.S. Food and Drug Administration (the “FDA”); our clinical development of product candidates; our ability to obtain and maintain regulatory approval for our product candidates; our expectation as to the timing of regulatory review and approval; our estimates regarding our capital requirements and our needs for additional financing; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract collaborators with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate collaborations, license agreements and other collaborative efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the manufacturing capacity for our product candidates.

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

OVERVIEW

Insmed ® Incorporated is a development-stage biopharmaceutical company with expertise in proprietary, advanced liposomal technology designed specifically for inhalation lung delivery. We develop  innovative inhaled treatments for serious lung infections.  Our proprietary liposomal technology is designed specifically for delivery of pharmaceuticals to the lung, and we believe it provides for potential improvements to the conventional inhalation methods of delivering drug to the pulmonary system. These potential advantages include improvements in efficacy, safety and patient convenience.  Our primary focus is on orphan markets with high unmet medical needs, which we believe presents a significant opportunity, as their challenge and complexity best fit our knowledge, know-how and expertise.

Index

Our strategy is to utilize our patented advanced liposomal technology to develop safe and effective medicines that improve upon standards of care for those orphan respiratory diseases in which patient needs are currently unmet. Our initial primary target indications are Pseudomonas aeruginosa (which we refer to as Pseudomonas ) lung infections in cystic fibrosis (CF) patients and patients with non-tuberculous mycrobacteria (NTM) lung infections.

On December 1, 2010, we completed a business combination, which we refer to as the merger, with Transave, Inc., or Transave, a privately-held, NJ-based pharmaceutical company focused on the development of differentiated and innovative inhaled pharmaceuticals for the site-specific treatment of serious lung infections.  Our integration with Transave was completed in 2011, including the relocation of our corporate headquarters to Monmouth Junction, New Jersey, and cessation of operations at Richmond, Virginia, location as of December 31, 2011. On March 2, 2011, we completed a one-for-ten reverse stock split of our common stock. Unless otherwise noted, the per share amounts in this Quarterly Report on  Form 10-Q give retroactive effect to the reverse stock split for all periods presented.

Pursuant to the merger agreement with Transave, we retained approximately 1.76 million shares of common stock (after giving effect to the conversion of the Series B Conditional Convertible Preferred Stock, or Series B Preferred Stock, and the one-for-ten reverse stock split of our common stock) to be delivered on June 1, 2012 to certain former Transave stockholders subject to reduction for any claims and indemnification payments that are pending in accordance with the terms of the merger agreement. We notified the former Transave stockholders in May 2012 that we are seeking indemnification in accordance with the terms of the merger agreement and that we will continue to retain the aggregate amount of the holdback shares totaling 1.76 million shares, as security for any indemnification payments due under the merger agreement.

Recent Developments

In the third quarter of 2011, the FDA placed a clinical hold on our phase 3 U.S. clinical trials for ARIKACE in CF patients with Pseudomonas lung infections and for patients with NTM lung infections.  The FDA informed us that the clinical hold was based on an initial review of the results of a long-term rat inhalation carcinogenicity study with ARIKACE.

In January 2012, the FDA lifted the clinical hold on ARIKACE in patients with NTM lung infections.   In February 2012, we announced that we would be initiating the ARIKACE NTM trial as a phase 2 trial, as well as the previously planned phase 3 trial for ARIKACE in the CF indication in Europe.   In April 2012, the Company announced the first patient dosed in the European phase 3 clinical study which is called Clinical Evaluation of ARikace™ (CLEAR – 108). The Company also is conducting CLEAR - 108 in Canada.  We also initiated a nine-month dog inhalation toxicity study in April 2012.  In June 2012, we began enrolling patients in the phase 2 clinical trial for Treatment with ARIKACE to Realize Greater Efficacy Trial (TARGET-NTM).

In May 2012, the FDA lifted the clinical hold on ARIKACE in the U.S. for the treatment of CF patients with Pseudomonas lung infections.  We reached agreement with the FDA on a revised CF clinical trial population consisting of adult patients who have chronic Pseudomonas lung infections and FEV-1 % predicted between 25% and 75%. We announced in late May that we will defer plans to initiate a phase 3 study of ARIKACE in the U.S. for CF patients until we have an opportunity to review top-line results from CLEAR-108.

KEY COMPONENTS OF OUR STATEMENT OF OPERATIONS

Revenues

Our revenue in 2011 consisted of secondary revenue streams for IPLEX ® Expanded Access Program (EAP) in Europe for the treatment of Amyotrophic Lateral Sclerosis (ALS), and royalty revenue for the licensing of patent technology for CISPLATIN Lipid Complex. We no longer manufacture IPLEX and the cost recovery revenues from our IPLEX EAP in Europe ceased in December 2011, when our IPLEX  inventory was fully depleted.

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

Historically, prior to the merger with Transave, all of our research and development expenditures related to our proprietary protein platform were interrelated as they are all associated with drugs that modulate IGF-1 activity in the human body.  All of these products also share a substantial amount of our common fixed costs such as salaries, facility costs, utilities and maintenance.  Given the small portion of research and development expenses that are historically related to products other than IPLEX, we have determined that very limited benefits would be obtained from implementing cost tracking systems that would be necessary to allow for cost information on a product-by-product basis.

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

Index

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

RESULTS OF OPERATIONS

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Net loss attributable to common stockholders for the three months ended June 30, 2012 was $9.7 million, (or $0.39 per common share – basic and diluted), compared to net loss of $10.0 million, (or $0.40 per common share – basic and diluted), for the three months ended June 30, 2011.  The $0.3 million improvement in the net loss was due to a $1.5 million reduction in operating expenses, which was partially offset by a $1.0 million decline in IPLEX revenue and a $0.2 million reduction in investment income.

Revenue

Revenues for the three months ended June 30, 2012 were zero, as compared to $1.0 million for the three months ended June 30, 2011.  The $1.0 million decrease was due to the elimination of IPLEX EAP revenues following the depletion of IPLEX inventory in December 2011.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2012 and 2011 were comprised of the following:

Index

	Three Months Ended
	June 30,		Increase (Decrease)
	2012	2011	$	%
	(in thousands)
Clinical development	$1,434	$3,149	$(1,715)	-54%
Clinical manufacturing	3,750	1,886	1,864	99%
Regulatory and quality assurance	825	1,995	(1,170)	-59%
Compensation and related	1,518	1,676	(158)	-9%
	$7,527	$8,706	$(1,179)	-14%

Research and development expenses decreased to $7.5 million in the three months ended June 30, 2012 from $8.7 million for the three months ended June 30, 2011.  The decrease of $1.2 million in 2012 is primarily attributable to a reduction of $2.9 million in clinical development costs and regulatory and quality assurance costs as an additional trial was underway in 2011 targeting ARIKACE in a U.S. CF patient population.  This decrease was partially offset by an increase of $1.9 million in manufacturing costs primarily associated with initiating the nine-month dog inhalation toxicity study and the building of clinical supply for the ongoing ARIKACE studies in CF and NTM. The Company has initiated two clinical trials consisting of a European phase 3 CF trial and a U.S. phase 2 NTM trial.

General and Administrative Expenses

General and administrative expenses decreased to $2.5 million in the three months ended June 30, 2012 from $2.7 million for the three months ended June 30, 2011.  The $0.2 million decrease was largely due to lower finance, legal and consulting fees related to post Transave merger matters.

Investment Income and Interest Expense

Investment income decreased by $0.2 million to $0.3 million in the three months ended June 30, 2012 from $0.5 million in the three months ended June 30, 2011 due to  the reduction in our cash available for investment. from June 30, 2011 to June 30, 2012.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Net loss attributable to common stockholders for the six months ended June 30, 2012 was $16.5 million, (or $0.67 per common share – basic and diluted), compared to net loss of $26.1 million, (or $1.19 per common share – basic and diluted), for the six months ended June 30, 2011.  The $9.6 million reduction in the net loss from 2011 to 2012 was primarily due to the $9.2 million non-cash charge for the beneficial conversion feature of the Series B Preferred Stock incurred in the first quarter of 2011, which increased net loss attributable to holders of shares of our common stock and, in turn, reduced our loss per common stock on a basic and diluted basis by $0.48. The charge represents the $1.00 difference between the conversion price of the Series B Preferred Stock of $7.10 per share and its carrying value of $6.10 per share. The carrying value of the Series B Preferred Stock was based on its fair value at issuance, which was estimated using the common stock price reduced for a lack of marketability between the issuance date and the anticipated date of conversion. Additionally, a reduction in operating expenses of $3.2 million was partially offset by revenue reduction of $2.6 million and a decline in investment income of $0.3 million.

Revenue

Revenues for the six months ended June 30, 2012 were zero, as compared to $2.6 million for the six months ended June 30, 2011.  The $2.6 million decrease was due to the elimination of $2.3 million of IPLEX EAP revenues following the depletion of IPLEX inventory in December 2011 and the receipt of $0.3 million in license fees for our CISPLATIN lipid complex in 2011, as compared to zero in the current year.

Index

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2012 and 2011 were comprised of the following:

	Six Months Ended
	June 30,		Increase (Decrease)
	2012	2011	$	%
		(in thousands)
Clinical development	$3,959	$6,188	$(2,229)	-36%
Clinical manufacturing	4,063	2,962	1,101	37%
Regulatory and quality assurance	918	2,173	(1,255)	-58%
Compensation and related	3,074	3,144	(70)	-2%
	$12,014	$14,467	$(2,453)	-17%

Research and development expenses decreased to $12.0 million in the six months ended June 30, 2012 from $14.5 million for the six months ended June 30, 2011.  The decrease of $2.5 million in 2012 is primarily attributable to a reduction of $3.5 million in clinical development costs and regulatory and quality assurance costs as an additional trial was underway in 2011targeting ARIKACE in a U.S. CF patient population.  This decrease was partially offset by an increase of $1.1 million in manufacturing costs associated with initiating the nine-month dog inhalation toxicity study and building clinical supply for our ongoing CF and NTM trials. The Company has initiated two clinical trials consisting of a European phase 3 CF trial and a U.S. phase 2 NTM trial.

General and Administrative Expenses

General and administrative expenses decreased to $5.2 million in the six months ended June 30, 2012 from $6.0 million for the six months ended June 30, 2011.  The $0.8 million decrease was due largely to lower finance, legal and consulting fees related to post Transave merger matters and the reverse stock split transaction on March 2, 2011.

Investment Income and Interest Expense

Investment income decreased by $0.3 million to $0.7 million in the six months ended June 30, 2012 from $1.0 million in the six months ended June 30, 2011. The decrease is a result of the reduction in our cash available for investment from June 30, 2011 to June 30, 2012.

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

Index

   We have funded our operations to date through public and private placements of debt and equity securities and the proceeds from the sale of our FOB platform to Merck.  We will continue to incur losses to the extent we expand our research and development and we do not expect material revenues for at least the next several years.  Furthermore, revenues from our EAP in Italy associated with cost recovery were eliminated by the end of the fourth quarter of 2011, when our current IPLEX inventory, which had been fully expensed, was depleted.  As of June 30, 2012, we had total cash, cash equivalents, short-term investments, and certificate of deposits on hand of $75.2 million, consisting of $73.1 million in cash and short-term investments, including the net $9.8 million funding from HTGC, and $2.1 million in a certificate of deposit, as compared to $78.4 million of cash on hand as of December 31, 2011.  The $3.2 million decrease in total cash was due primarily to the $12.9 million funding of operations which consists mainly of research and development activities, partially offset by the net $9.8 million of borrowing from HTGC in June 2012.

Even though we believe we currently have sufficient funds to meet our financial needs for at least the next 12 months, our business strategy in the future may require us to raise additional capital either through licensing, debt or equity sales.

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

Cash Flows

Net cash used in operations for the six months ended June 30, 2012 was $12.9 million. This was comprised of the net loss for the six months ended June 30, 2012 of $16.5 million, reduced by depreciation and non-cash stock expense totaling $1.3 million and the change in other operating assets and liabilities of $2.3 million, which primarily consisted of the change in accounts receivable, accounts payable and accrued expenses. Net cash used in operations for the six months ended June 30, 2011 was $16.1 million due to the net loss of $16.9 million reduced by depreciation and non-cash stock compensation expense totaling $0.8 million.

Net cash provided by investing activities was $17.0 million for the six months ended June 30, 2012 compared with $15.2 million provided by investing activities for the six months ended June 30, 2011. Net cash provided by investing activities in 2012 and 2011 is primarily a result of the sale of short-term marketable security investments.

Net cash provided by financing activities was $9.7 million for the six months ended June 30, 2012 resulting from $9.7 million of debt proceeds from the Loan and Security Agreement entered into with HTGC in June 2012. Zero cash was used in or provided by financing activities for the six months ended June 30, 2011.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On June 29, 2012, the Company and its domestic subsidiaries, as co-borrowers, entered into loan and security agreement (the “Loan and Security Agreement”) with Hercules Technology Growth Capital, Inc (“HTGC”). The Loan and Security Agreement bears interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 9.25% plus the sum of the prevailing prime rate minus 4.50%. The first $10 million of the Loan and Security Agreement was funded at closing, with proceeds of $9.7 million received, net of $0.3 million issuance costs. As of June 30, 2012 debt issuance and deferred financing costs, net of accumulated amortization are $0.2 million and $0.1 million, respectively. The Company had no debt issuance or deferred financing costs as of December 31, 2011. The issuance costs will be amortized to interest expense using the effective interest rate over the term of the agreement. The Loan and Security Agreement is repayable in installments over forty-two months including an initial interest-only period of twelve months after closing.  The interest only period is extendable to December 31, 2013, contingent upon completion of certain ARIKACE-related development milestones. The remaining $10 million of the Loan and Security Agreement is available at Insmed’s option throughout the availability period, which ends on December 31, 2012. In connection with this Loan and Security Agreement, the Company granted the lender a first position lien on all of the Company’s assets, excluding intellectual property.

Index

Pursuant to the Loan and Security Agreement, the Company issued a warrant to HTGC to purchase 329,932 shares of the Company’s common stock at an exercise price of $2.94 per share.  The warrant is exercisable for five years from the date of issuance. The fair value of the warrants at the date of issuance is $0.8 million, and has been recorded as a discount to debt and is being amortized ratably over the term of the Loan and Security Agreement.

During the six months ended June 30, 2012, there were no other material changes outside the ordinary course of our business to our contractual obligations and commitments disclosures as set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations.”

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

We invest excess cash in investment grade, interest-bearing securities and, at June 30, 2012, had approximately $46.7 million invested in money market instruments, municipal bonds, mutual funds and a certificate of deposit account.  Such investments are subject to interest rate and credit risk and are not insured by the federal government.  Our policy of investing in highly rated securities, whose liquidities are, at June 30, 2012, all less than two years minimizes such risks.  In addition, while a hypothetical one percent per annum decrease in market interest rates would have reduced our interest income for the period, it would not have resulted in a loss of the principal and the decline in interest income would have been immaterial.  Our purpose in making these investments is to generate investment income.

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

Disclosure Controls and Procedures

           We carried out an evaluation, under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. There were no significant changes during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Cacchillo v. Insmed

On October 6, 2010, a complaint was filed against us by Angeline Cacchillo (“Plaintiff”) in the U.S. District Court for the Northern District of New York (the “Court”), captioned Cacchillo v. Insmed, Inc. , No. 1:10-cv-0199, seeking monetary damages and a court order requiring Insmed to support her compassionate use application to the FDA and if approved, to provide her with IPLEX.  Plaintiff was a participant in the phase II clinical trial of IPLEX sponsored by us evaluating the effectiveness of the investigational drug in patients with type 1 myotonic muscular dystrophy (“MMD”).  In the complaint, Plaintiff alleged (i) violation of constitutional due process and equal protection by depriving Plaintiff of continued access to IPLEX, (ii) fraudulent inducement to enter the phase II clinical trial with the false promise to support Plaintiff’s compassionate use application to the FDA, (iii) negligent representation that we would support Plaintiff’s compassionate use application, (iv) breach of contract, seeking monetary and non-monetary damages, (v) intentional infliction of emotional distress by refusing to support Plaintiff’s compassionate use application after providing IPLEX, (vi) violation of an assumed duty of care to Plaintiff, (vii) breach of fiduciary duty to Plaintiff, (viii) negligence and (ix) unjust enrichment.  Plaintiff seeks compensatory and punitive monetary damages and sought injunction relief as noted above.

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

Pilkiewicz  v. Transave LLC

On March 28, 2011, Frank G. Pilkiewicz and other former stockholders of Transave (collectively, the “Petitioners”) filed an appraisal action against our subsidiary Transave, LLC in the Delaware Court of Chancery captioned Frank G. Pilkiewicz, et al. v. Transave, LLC , C.A. No. 6319-CS. On December 13, 2011, following the mailing of the revised notice of appraisal rights in accordance with the settlement terms of Mackinson et al. v. Insmed , an Amended Petition for Appraisal of Stock was filed by the Petitioners.

The Petitioners seek appraisal under Delaware law of their total combined common stock holdings representing total dissenting shares of approximately 7.77 million shares of Transave, Inc. common stock (the “Transave Stock”). The Petitioners are challenging the value of the consideration that they would be entitled to receive for their Transave Stock under the terms of the merger.

Under the terms of the merger agreement, certain of the former stockholders of Transave  (the “Transave Stockholders”) are obligated to indemnify us for certain liabilities in connection with the appraisal action. We notified the Transave Stockholders in May 2012 that we are seeking indemnification in accordance with the merger agreement and that we will continue to retain the aggregate amount of the holdback shares totaling 1.76 million shares, as security for any indemnification payments due under the merger agreement.  We believe that the allegations contained in the amended petition are without merit and we intend to continue to vigorously defend this action.  It is not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

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

You should consider carefully the risk factors, together with all of the other information included in  our Annual Report on Form 10-K for the year ended December 31, 2011.  Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2012 other than as previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on July 2, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.	MINE SAFETY DISCLOSURES

      Not applicable.

ITEM 5.	OTHER INFORMATION

      None.

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

3.9
Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, to delete the series of preferred stock designated as Series B Conditional Convertible Preferred Stock (previously filed as Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on June 14, 2012, and incorporated herein by reference).

4.1
Warrant to purchase shares of common stock issued to Hercules Technology Growth Capital, Inc., dated as of June 29, 2012 (previously filed as Exhibit 4.1 to Insmed Incorporated’s Current Report on Form 8-K filed on July 2, 2012, and incorporated herein by reference).

10.1
Loan and Security Agreement, dated as of June 29, 2012, by and between Insmed Incorporated and its domestic subsidiaries and Hercules Technology Growth Capital, Inc. (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on July 2, 2012, and incorporated herein by reference).

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

INSMED INCORPORATED (Registrant)

Date: August 7, 2012	By	/s/ Kevin P. Tully
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

3.9
Articles of Amendment to Insmed Incorporated’s Articles of Incorporation, as amended, to delete the series of preferred stock designated as Series B Conditional Convertible Preferred Stock (previously filed as Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on June 14, 2012, and incorporated herein by reference).

4.1
Warrant to purchase shares of common stock issued to Hercules Technology Growth Capital, Inc., dated as of June 29, 2012 (previously filed as Exhibit 4.1 to Insmed Incorporated’s Current Report on Form 8-K filed on July 2, 2012, and incorporated herein by reference).

10.1
Loan and Security Agreement, dated as of June 29, 2012, by and between Insmed Incorporated and its domestic subsidiaries and Hercules Technology Growth Capital, Inc. (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on July 2, 2012, and incorporated herein by reference).

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