Form 10-Q
period 2012-09-30
INSMED INC
filed 2012-11-07
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, there were 31,352,554 shares of the registrant’s common stock, $0.01 par value, outstanding.

INSMED INCORPORATED

In this Form 10-Q, we use the words the “Company,” “Insmed,” “Insmed Incorporated,” “we,” “us” and “our” to refer to Insmed Incorporated, a Virginia corporation.

Index

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$44,989	$14,848
Short-term investments	44,759	61,424
Accounts receivable	-	757
Prepaid expenses and other current assets	605	370
Total current assets	90,353	77,399

Certificate of deposit	2,132	2,085
In-process research and development	58,200	58,200
Other	125	212
Fixed assets, net	1,647	1,937
Total assets	$152,457	$139,833

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,985	$2,334
Accrued expenses	836	800
Accrued compensation	1,581	795
Accrued lease expense, current	291	278
Deferred rent	151	156
Capital lease obligations, current	109	114
Debt, current	592	-
Total current liabilities	6,545	4,477

Accrued lease expense, long-term	717	923
Capital lease obligations, long-term	80	166
Debt, long-term	8,503	-
Total liabilities	15,845	5,566

Stockholders' equity:
Common stock; $.01 par value; authorized shares 500,000,000; issued and outstanding shares, 31,178,954 in 2012 and 24,833,301 in 2011	312	248
Additional paid-in capital	455,560	427,743
Accumulated deficit	(320,095)	(294,174)
Accumulated other comprehensive income:
Unrealized gain on investments	835	450
Total stockholders' equity	136,612	134,267
Total liabilities and stockholders' equity	$152,457	$139,833

See accompanying notes to unaudited consolidated financial statements

Index

INSMED INCORPORATED
Consolidated Statements of Comprehensive Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

License fees	$-	$1	$-	$252
Other expanded access program income, net	-	434	-	2,762
Total revenues	-	435	-	3,014

Operating expenses:
Research and development	5,539	6,933	17,553	21,399
General and administrative	3,814	2,472	9,047	8,474
Impairment loss	-	25,990	-	25,990
Total operating expenses	9,353	35,395	26,600	55,863

Operating loss	(9,353)	(34,960)	(26,600)	(52,849)

Investment income	193	371	901	1,358
Interest expense	(222)	(2)	(225)	(9)
Gain on sale of asset, net	-	-	5	-
Loss before income taxes	(9,382)	(34,591)	(25,919)	(51,500)

Income tax expense	-	-	4	2

Net loss	(9,382)	(34,591)	(25,923)	(51,502)

Accretion of beneficial conversion charge	-	-	-	(9,175)

Net loss attributable to common stockholders	$(9,382)	$(34,591)	$(25,923)	$(60,677)

Basic and diluted net loss attributable to common stockholders per common share	$(0.38)	$(1.39)	$(1.04)	$(2.66)

Weighted average basic and diluted common shares outstanding	25,013	24,833	24,916	22,848

Comprehensive loss	$(9,183)	$(34,837)	$(25,538)	$(51,624)

See accompanying notes to unaudited consolidated financial statements

Index

INSMED INCORPORATED
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities
Net loss	$(25,923)	$(51,502)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	412	233
Stock based compensation expense	1,518	1,091
Gain on sale of asset, net	(5)	-
Impairment loss	-	25,990
Amortization of financing costs	55	-
Changes in operating assets and liabilities:
Accounts receivable	757	31
Prepaid expenses and other assets	(175)	(352)
Accounts payable	651	54
Accrued expenses and deferred rent	31	296
Accrued lease expenses	(193)	-
Accrued compensation	786	-
Deferred revenue	-	19
Net cash used in operating activities	(22,086)	(24,140)

Investing activities
Purchase of fixed assets	(122)	(555)
Proceeds from sale of asset	5	-
Sales of short-term investments	17,050	26,018
Purchases of short-term investments	-	(1,585)
Net cash provided by investing activities	16,933	23,878

Financing activities
Payments on capital lease obligations	(91)	(64)
Proceeds from issuance of debt, net of issuance and financing costs	9,726	-
Proceeds from issuance of common stock	25,659	32
Net cash provided by (used in) financing activities	35,294	(32)

Increase in cash and cash equivalents	30,141	(294)
Cash and cash equivalents at beginning of period	14,848	10,743

Cash and cash equivalents at end of period	$44,989	$10,449

Supplemental disclosures of cash flow information
Cash paid for interest	$164	$9
Cash paid for taxes, net	$4	$2

Supplemental disclosures of non-cash investing and financing activities
Unrealized gain on investments	$385	$(122)
Accretion of beneficial conversion charge	$-	$(9,175)
Fair value of warrants in connection with debt	$790	$-

See accompanying notes to unaudited consolidated financial statements

Index

INSMED INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business

Insmed® is a biopharmaceutical company focused on developing and commercializing novel, targeted inhaled therapies for patients with high unmet need battling serious orphan lung diseases. Our lead product candidate, ARIKACE® (liposomal amikacin for inhalation), is a differentiated, inhaled antibiotic engineered to deliver a proven and potent anti-infective directly to the site of serious lung infections to improve the efficacy, safety and convenience of treatment for patients.

Currently, we are continuing late-stage clinical trials for two initial primary target indications for this product: lung infections caused by Pseudomonas aeruginosa, which we refer to as Pseudomonas, in cystic fibrosis (CF) patients and lung infections caused by non-tuberculous mycobacteria (NTM). Our ongoing ARIKACE clinical development program includes a European and Canadian registration phase 3 clinical study of ARIKACE in CF patients with Pseudomonas lung infections (CLEAR-108) and an optional longer term open-label safety study (CLEAR-110), as well as a phase 2 clinical study of ARIKACE in patients with NTM lung disease (TARGET-NTM). We expect to report clinical results from both the CLEAR-108 and TARGET-NTM studies in 2013. Our sole development focus is to obtain regulatory approval for, and to prepare for commercialization of, ARIKACE in the U.S. and Europe.

Corporate History

We were incorporated in the Commonwealth of Virginia on November 29, 1999. On December 1, 2010, we completed a business combination with Transave, Inc., or Transave, a privately held, New Jersey-based pharmaceutical company focused on the development of differentiated and innovative inhaled pharmaceuticals for the site-specific treatment of serious lung infections. Our integration with Transave was completed in 2011.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 13, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Transave, LLC, Insmed Pharmaceuticals, Incorporated and Celtrix Pharmaceuticals, Incorporated. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition and Collaboration Agreements

Our historic revenues reflected principally secondary revenue streams for IPLEX ® (IPLEX) Expanded Access Program (EAP) in Italy for the treatment of Amyotrophic Lateral Sclerosis (ALS). Historically, this revenue was recognized when the drugs were provided to program patients and collectability was assured. We no longer manufacture IPLEX and the cost recovery revenues from our IPLEX EAP in Europe ceased in December 2011, when our IPLEX inventory was fully depleted.

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

Index

Research and Development

Research and development costs are expensed as incurred, except for purchased in-process research and development (see Identified Intangible Assets policy above and Note 4). Research and development expenses consist primarily of salaries and related expenses, cost to develop and manufacture drug candidates, patent protection costs, amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with third-party organizations that conduct and manage clinical trials on our behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol.

Stock-Based Compensation

Stock-based compensation transactions are accounted for using a fair-value-based method to recognize non-cash compensation expense; this expense is recognized ratably over the requisite service period, which generally equals the vesting period of options, and is adjusted for expected forfeitures.

Beneficial Conversion Charge

When issuing debt or equity securities that are convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity financing is committed, we are required to record a beneficial conversion charge (“BCC”) at the time of issuance in accordance with Accounting Standards Codification (“ASC”) 470-20. This BCC is measured as the difference between the fair value of the securities on the  issue date and the fair value of the common stock at the commitment date. The BCC is recorded as a non-cash charge to earnings for the period in which the securities are issued. See Note 5 for further information about the beneficial conversion feature.

Net (Loss) Income Per Share

Basic net (loss) per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and warrants would be antidilutive as the Company incurred a net loss.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of September 30, 2012 and 2011, because they would be anti-dilutive (in thousands):

	September 30,
	2012	2011
Shares underlying warrants to purchase outstanding common stock	330	158
Shares underlying options to purchase outstanding common stock	1,690	377
Shares underlying restricted stock units	496	487

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. We adopted ASU 2011-04 effective January 1, 2012, and it did not have a material impact on our consolidated financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The revised standard reduces cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Under the revised standard, an entity would first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity would not be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The effective date for annual and interim impairment tests performed is for fiscal years beginning after September 15, 2012. We are evaluating the impact of this standard but do not expect its adoption to have a material impact on our consolidated financial statements.

3.	Risks and Uncertainties

For the period from inception to September 30, 2012, the Company has incurred recurring operating losses and has accumulated a deficit of $320.1 million. During the nine months ended September 30, 2012, the Company recognized a net loss of $25.9 million.  Our net cash used in operations for the nine months ended September 30, 2012 was $22.1 million.

We believe we have sufficient funds to meet our financial needs for at least the next twelve months.  In June 2012, we entered into a loan and security agreement (the “Loan and Security Agreement”) with Hercules Technology Growth Capital, Inc. (“HTGC”) for borrowings of up to $20 million under a term loan to further underpin our ARIKACE development program. The first $10 million of the term loan was funded at closing. The remaining $10 million of the Loan and Security Agreement is available at Insmed’s option throughout the availability period, which ends on December 31, 2012. In September 2012, we completed a registered direct offering of 6,304,102 shares of our common stock, at a price of $4.07 per share resulting in net proceeds of $25.7 million. In the future, we may require additional funds for the continued development of our potential product candidates or to pursue the license of complementary technologies.  There can be no assurance that adequate funds will be available when we need them or on favorable terms.  If at any time we are unable to obtain sufficient additional funds, we will be required to delay, restrict or eliminate some or all of our development programs, dispose of assets or technology or cease operations.

4.	Identified Intangible Assets

In the third quarter of 2011, the FDA placed a clinical hold on our phase 3 U.S. clinical trials for ARIKACE in CF patients with Pseudomonas lung infections and for patients with NTM lung infections.

Index

In January 2012, the FDA lifted the clinical hold on ARIKACE in patients with NTM lung infections.   In February 2012, we announced that we would be initiating the ARIKACE NTM trial as a phase 2 trial, as well as the previously planned phase 3 trial for ARIKACE in the CF indication in Europe. In April 2012, the Company announced the first patient dosed in the European phase 3 clinical study, which is called CLEAR-108 and is proceeding with an optional longer term open-label safety study called CLEAR-110. The Company also is conducting CLEAR-108 in Canada. We also initiated a nine-month dog inhalation toxicity study in April 2012. In May 2012, the FDA lifted the clinical hold on ARIKACE in the U.S. for the treatment of CF patients with Pseudomonas lung infections. In June 2012, we announced that the first patient was dosed in the Company's U.S. phase 2 clinical study of ARIKACE in patients with NTM lung disease, which is called TARGET-NTM.

As a result of these events, the Company believes there are no indicators of impairment of in-process research and development intangible assets as of September 30, 2012.

5.	Stockholders’ Equity

Common and Preferred Stock

On December 1, 2010, we entered into an Agreement and Plan of Merger, or the merger agreement, with Transave. Under the terms of the merger agreement, the Transave stockholders received an aggregate of 2.6 million newly issued shares of the Company's common stock and 9.2 million shares of the Company's newly created convertible Series B Preferred Stock.  They also received an aggregate of approximately $0.6 million in cash.  Collectively, the shares of the Company’s common stock and the Company’s Series B Preferred Stock (on an as converted basis) issued in connection with the merger represented approximately 47% of the capital stock of the Company on a fully diluted basis.

On March 1, 2011, we held a special meeting of our shareholders to consider proposals relating to the conversion of our Series B Preferred Stock and a one-for-ten reverse stock split of the common stock.  At the special meeting of shareholders, the shareholders approved all of those proposals.

As a result of the approval of the conversion of the Series B Preferred Stock, all 91.7 million shares of the Series B Preferred Stock outstanding (on a pre-reverse stock-split basis) were automatically and immediately converted into 91.7 million shares of our common stock.  In addition, we filed Articles of Amendment to our Articles of Incorporation, as amended, to affect a one-for-ten reverse stock split of our common stock.  The Amendment became effective on March 2, 2011.  As a result of the Amendment, each holder of ten shares of common stock immediately prior to the effectiveness of the reverse stock split became the holder of one share of our common stock.  Shareholders received a cash payment in lieu of any fractional shares of common stock they were entitled to receive. The following table (in thousands) summarizes the conversion of the shares of the Series B Preferred Stock and the reverse stock split.

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

Index

On September 28, 2012, we completed a registered direct offering of 6,304,102 shares of our common stock, at a price of $4.07 per share resulting in net proceeds of $25.7 million.

Stock Warrants

Stock warrant activity for the nine months ended September 30, 2012 consisted of issuance of 0.3 million warrants with a weighted average price of $2.94 and an expiration date of June 29, 2017 and the expiration of 0.2 million warrants outstanding with a weighted average price of $11.00.  As of September 30, 2011, we had 0.2 million warrants outstanding with a weighted average price of $11.00 and an expiration date of May 4,2012.   See Note 7 for further information about the outstanding warrants.  The Company recognized no stock-based compensation expense related to warrants for the three and nine month periods ended September 30, 2012 and 2011, respectively.

6.	Stock Based Compensation

Stock Options

As of September 30, 2012, we had two equity compensation plans under which we were granting stock options and shares of non-vested stock. We may grant stock-based awards from our Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) and our Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”). Both the 2000 Plan and the 2000 ESPP are administered by the Compensation Committee of the Board of Directors and the Board of Directors (the “Board”).

The 2000 Plan was originally adopted by the Board and approved by our shareholders in 2000. Its original ten-year term was extended to March 30, 2015, when the 2000 Plan was amended in May 2005 after approval by our shareholders. At the 2011 annual meeting of shareholders, the Company’s shareholders approved an amendment to the 2000 Plan to reserve an additional 3 million shares of common stock.  As of September 30, 2012, the 2000 Plan provides for the issuance of a maximum of 3.9 million shares of common stock.  These shares are reserved for awards to all participants in the 2000 Plan, including non-employee directors.

The 2000 ESPP was adopted by the Board on April 5, 2000 and approved by our shareholders on the same date. The 2000 ESPP which, following the appropriate shareholder approval was subsequently amended in 2005 and 2006, provides for the issuance of a maximum of 150,000 shares of our common stock to participating employees. The Company did not offer employees the right to purchase common stock under the ESPP during the first nine months of 2012.

The following table summarizes stock option activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	891,751	$5.15
Granted	932,384	3.63
Exercised	-	-
Forfeited	(78,525)	3.03
Cancelled	(55,251)	18.93
Options outstanding at September 30, 2012	1,690,359	3.96	8.11	$1,600,309
Vested and expected to vest at September 30, 2012	1,558,961	4.00	7.97	$1,464,563
Exercisable at September 30, 2012	310,000	5.72	1.51	$156,712

Non vested	1,380,359
Wgt. Avg remaining recognition period	3.65

Index

The Company calculates the fair value of stock options based upon the Black-Scholes-Merton valuation model. The following table summarizes the fair value and assumptions used in determining the fair value of stock options issued during the nine months ended September 30, 2012.

Volatility	100.2%
Risk-free interest rate	0.6%
Dividend yield	0.0%
Expected option term (in years)	6.25

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

The Company recognized stock-based compensation expense related to stock options of approximately $0.4 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively. General and administrative expenses include $0.3 million and less than $0.1 million and research and development expenses include $0.1 million and less than $0.1 million of stock-based compensation expense in the consolidated statement of operations for the three months ended September 30, 2012 and 2011, respectively.

The Company recognized stock-based compensation expense related to stock options of approximately $0.7 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively. General and administrative expenses include $0.5 million and $0.1 million and research and development expenses include $0.2 million and $0.04 million of stock-based compensation expense in the consolidated statement of operations for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $3.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.65 years.

Restricted Stock and Restricted Stock Units

In May 2008, under the 2000 Plan, we began granting Restricted Stock (“RS”) and Restricted Stock Units (“RSUs”) to eligible employees, including our executives. RS shares vest upon the completion of a specific period of continued service or our achievement of certain performance metrics.  Each RSU represents a right to receive one share of our common stock upon the completion of a specific period of continued service or our achievement of certain performance metrics. Shares of RS are valued at the market price of our common stock on the date of grant and RSUs are valued based on the market price on the date of settlement. We recognize noncash compensation expense for the fair values of these RS and RSUs on a straight-line basis over the requisite service period of these awards, which is generally three years.

No RS was issued or outstanding during the nine months ended September 30, 2012. A summary of RSU activity for the nine months ended September 30, 2012 is as follows:

Index

		Weighted
	Number of	Average
	RSU's	Grant Price
Outstanding at December 31, 2011	487,025	$6.37
Granted	61,011	3.44
Released	(43,819)	5.98
Forfeited	(8,559)	5.78
Outstanding at September 30, 2012	495,658	$5.11
Expected to Vest	351,013	$5.68

 The Company recognized stock-based compensation expense related to RSUs of approximately $0.1 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively. General and administrative expenses include less than $0.1 million and $0.3 million and research and development expenses include less than $0.1 million and $0.1 million of stock-based compensation expense in the consolidated statement of operations for the three months ended September 30, 2012 and 2011, respectively.

The Company recognized stock-based compensation expense related to RSUs of approximately $0.8 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively. General and administrative expenses include $0.5 million and $0.6 million and research and development expenses include $0.3 million and $0.3 million of stock-based compensation expense in the consolidated statement of operations for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $1.2 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.05 years.

A total of approximately 1.0 million shares of common stock were reserved for issuance at September 30, 2012 in connection with RSUs, stock options, stock warrants and the employee stock purchase plan.

7.	Debt

On June 29, 2012, the Company and its domestic subsidiaries, as co-borrowers, entered into loan and security agreement (the “Loan and Security Agreement”) with Hercules Technology Growth Capital, Inc (“HTGC”) for borrowings of up to $20 million under a term loan. The Loan and Security Agreement bears interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 9.25% plus the sum of the prevailing prime rate minus 4.50%. The first $10 million of the Loan and Security Agreement was funded at closing, with net proceeds to the Company of $9.7 million received, net of $0.3 million issuance costs. The Company also incurred an end of term charge of $0.2 million on the initial $10 million advance. As of September 30, 2012 debt issuance and deferred financing costs, net of accumulated amortization are $0.2 million and $0.1 million, respectively. The Company had no debt issued or deferred financing costs as of December 31, 2011. The issuance costs of $0.2 million are being amortized to interest expense using the effective interest rate over the term of the agreement. The end of term charge of $0.2 million is being accrued to interest expense and debt using the effective interest rate over the term of the agreement. The Loan and Security Agreement is repayable in installments over forty-two months including an initial interest-only period of twelve months after closing.  The maturity date of this loan is January 1, 2016. The interest only period is extendable to December 31, 2013, contingent upon completion of certain ARIKACE-related development milestones. The remaining $10 million of the Loan and Security Agreement is available at the Company’s option throughout the availability period, which ends on December 31, 2012. In connection with this Loan and Security Agreement, the Company granted the lender a first position lien on all of the Company’s assets, excluding intellectual property.

Pursuant to the Loan and Security Agreement, the Company issued a warrant to HTGC to purchase 329,932 shares of the Company’s common stock at an exercise price of $2.94 per share.  The warrant is exercisable for five years from the date of issuance. The fair value of the warrants at the date of issuance was $0.8 million, which amount has been recorded as a discount to debt and is being amortized ratably over the term of the Loan and Security Agreement.

Index

The following table presents the components of the Company’s debt balances as of September 30, 2012.  The Company had no debt as of December 31, 2011.

September 30,
2012
Debt:
Loan and Security Agreement	$10,000
Add:
End of term charge	21
Less:
Unamortized issuance costs	(220)
Unamortized discount from warrant	(706)
Current portion	(592)
Long-term debt	$8,503

8.	Investments and Fair Value Measurements

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

The following table presents assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011.

Index

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Quoted Prices in
		Active Markets for	Inactive Markets for	Significant
		Identical Assets	Identical Assets	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2012:
Assets:
Cash and cash equivalents	$44,989	$44,989	$-	$-
Mutual funds	44,759	44,759	-	-
Certificate of deposit	2,132	2,132	-	-
	$91,880	$91,880	$-	$-

As of December 31, 2011:
Assets:
Cash and cash equivalents	$14,848	$14,848	$-	$-
Mutual funds	56,163	56,163	-	-
Government agency bonds	5,261	-	5,261	-
Certificate of deposit	2,085	2,085	-	-
	$78,357	$73,096	$5,261	$-

The Company’s cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. Short-term investments such as U.S. treasury securities, mutual funds and government agency bonds are held to their maturities and are carried at cost, which approximates fair value. The cash equivalents consist of liquid investments with a maturity of three months or less and the short-term investments consist of instruments with maturities greater than three months and less than one year. The certificate of deposit matures in July 2013.

We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no significant transfers into/out of level 1, level 2 or level 3 during the nine months ended September 30, 2012 and 2011.

As of September 30, 2012, we held one security which was in an unrealized loss position with a total estimated fair value of $5.0 million and gross unrealized losses of less than $0.1 million.  We also recorded $0.9 million of gross unrealized gains.  The net unrealized gain of $0.8 million is reported in accumulated other comprehensive income in the stockholder’s equity section of our balance sheet.  This security had not been in a continuous unrealized loss position for greater than one year.  The following table summarizes unrealized gains and losses for the nine months ended September 30, 2012.

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mutual funds	$43,924	$857	$(22)	$44,759

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

Index

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

On May 25, 2012, the Company entered into an agreement with Premacure Holdings AB and Premacure AB of Sweden (collectively, “Premacure”) pursuant to which the Company agreed to grant to Premacure an exclusive, worldwide license to develop manufacture and commercialize IGF-1, with its natural binding protein, IGFBP-3,  for the prevention and treatment of complications of preterm birth. (the “ Premacure License Agreement”). Premacure is currently focusing on retinopathy of prematurity.  IGF- and IGFBP-3 were previously developed by the Company at higher concentrations as IPLEX®.  The license is subject to the Company’s receipt of a consent and waiver from Tercica, Inc., now known as the Ipsen Group (“Tercica”), and from Genentech, Inc., now owned by Roche (“Genentech”), of certain rights granted by the Company to Tercica and Genentech under the Settlement, License and Development Agreement dated March 5, 2007.   The Premacure License Agreement includes diligence milestones and royalty payments on prospective product sales. In September 2012,  we entered into an amended and restated license agreement with Premacure  (the “Amended and Restated Premacure License Agreement”) and received the waiver from Genentech. The license remains subject to the Company’s receipt of the waiver from Tercica.

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

Index

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

We filed a motion with the Court to dismiss all of the outstanding claims, and on June 29, 2011, the Court dismissed six of Plaintiff’s claims, leaving outstanding the claims for (i) fraudulent inducement, (ii) negligent misrepresentation, and (iii) breach of contract.  We filed an answer and affirmative defenses with the Court on July 12, 2011.  Plaintiff’s claim for monetary damages with respect to these claims remains outstanding. The parties completed discovery on or about June 1, 2012.  We filed a Motion for Summary Judgment on  August 1, 2012 seeking judgment in our favor  on the three claims remaining in the case and the motion was fully submitted on October 9, 2012. We expect a decision from the Court sometime later this year.  If the Court denies our motion with respect to any of Plaintiff’s claims, trial is currently scheduled to begin in January 2013.

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

Under the terms of the merger agreement, certain of the former stockholders of Transave (the “Transave Stockholders”) are obligated to indemnify us for certain liabilities in connection with the appraisal action. We notified the Transave Stockholders in May 2012 that we are seeking indemnification in accordance with the merger agreement and that we will continue to retain the aggregate amount of the holdback shares totaling 1.76 million shares, as security for any indemnification payments due under the merger agreement.  Discovery is ongoing and we anticipate that trial will be scheduled in the second half of 2013. We believe that the allegations contained in the amended petition are without merit and we intend to continue to vigorously defend this action.  It is not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

From time to time, we are a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.  While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Index

11.	Subsequent Events

On September 28, 2012, we completed a registered direct financing with three investors pursuant to which we issued 6,304,102 shares of our common stock.  The price at which the common stock was sold in the financing was $4.07 per share, equal to the consolidated closing bid price for our common shares on the day prior to the issuance.  On October 5, 2012, we received telephonic notice from our outside counsel on the transaction that the Staff of The NASDAQ Stock Market LLC had informed such counsel of the Staff’s belief that the sale of the shares did not comply with Nasdaq Listing Rule 5365(d). The Staff’s concern was based on the fact that the shares were sold at a price that was below our book value per share as reflected in our Form 10-Q for the quarter ended June 30, 2012. As a result, it was the Staff’s belief that, pursuant to the Nasdaq Listing Rules, we were not permitted to issue 20% or more of our outstanding common shares, even though the sales price per share was equal to the market value per share on the date immediately preceding the issuance. Following communications by us with the Staff, on October 12, 2012, we received a Letter of Reprimand from the Staff pursuant to Listing Rule 5810(c)(4), based on our noncompliance with Listing Rule 5635(d). The Staff has informed us that it now considers the matter closed. The determination to issue a Letter of Reprimand was based on a number of factors, including that the noncompliance does not appear to have been the result of a deliberate intent to avoid compliance, that we have not demonstrated a pattern of non-compliance, that we relied on the advice of our outside counsel in structuring the financing, our decision to implement additional controls to prevent similar occurrences in the future and the fact that we will not be offering additional securities in the financing.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Statements

Certain statements in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements.

Forward-looking statements in this report, in press releases, written statements or other documents filed with the SEC or in our communications with investors and analysts in the normal course of business include, but are not limited to: our ability to develop ARIKACE; our estimates of expenses and future revenues and profitability; our plans to develop and market new products and the timing of these development programs; the status, results and timing of results of preclinical studies and clinical trials and preclinical and clinical data; the timing of responses to information and data requests from the U.S. Food and Drug Administration (the “FDA”) and other regulatory authorities; our clinical development of product candidates; our ability to obtain and maintain regulatory approval for our product candidates; our expectation as to the timing of regulatory review and approval; our estimates regarding our capital requirements and our needs for additional financing; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract collaborators with  development, regulatory and commercialization expertise; the benefits to be derived from corporate collaborations, license agreements and other collaborative efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the manufacturing capacity for our product candidates.

Forward-looking statements are based upon our current expectations and beliefs are subject to known and unknown risks, uncertainties and contingencies.  Such risks, uncertainties and contingencies, many of which are beyond our control, may cause actual results and events to differ materially from the results and events discussed, projected, anticipated or indicated in any forward-looking statements.  Any forward-looking statement should be considered in light of factors discussed in Part II, Item 1A “Risk Factors” in this report, Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as those discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results or events will differ from those set forth in the forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011.

Index

OVERVIEW

Insmed is a biopharmaceutical company focused on developing and commercializing novel, targeted inhaled therapies for patients with high unmet need battling serious orphan lung diseases. Our lead product candidate, ARIKACE (liposomal amikacin for inhalation), is a differentiated, once-a-day inhaled antibiotic  treatment engineered to deliver a proven and potent anti-infective directly to the site of serious lung infections to improve the efficacy, safety and convenience of treatment for patients. Currently, we are continuing late-stage clinical trials for two initial orphan indications for this product: lung infections caused by Pseudomonas in CF patients and lung infections caused by NTM. Our sole development focus is to obtain regulatory approval for, and to prepare for commercialization of ARIKACE in the U.S. and Europe.

ARIKACE is considered a New Chemical Entity by the United States Food and Drug Administration, or FDA, primarily due to its proprietary liposomal technology. The key active ingredient, amikacin, is an FDA-approved antibiotic with proven efficacy in the treatment of gram-negative infections, including Pseudomonas. ARIKACE is in the aminoglycoside class of antibiotics.

ARIKACE is differentiated by our proprietary advanced liposomal technology, which is designed specifically for targeted delivery of pharmaceuticals to the lung. We believe ARIKACE provides for potential improvements to the conventional inhalation methods of anti-infective delivery of drugs to the pulmonary system for these indications.

Our ongoing ARIKACE clinical development program includes a European and Canadian registration phase 3 clinical study of ARIKACE in CF patients with Pseudomonas lung infections (CLEAR-108) and an optional longer term open label safety study (CLEAR-110), as well as a phase 2 clinical study of ARIKACE in patients with NTM lung disease (TARGET-NTM). We expect to report clinical results from both the CLEAR-108 and TARGET-NTM studies in 2013.

Recent Developments

In late July, we announced the departure of the Company's Executive Vice President & Chief Financial Officer, Kevin Tully, when his current contract expires on December 1, 2012 due to family reasons. On November 7, 2012, we publicly announced that we hired Andrew Drechsler as our new Chief Financial Officer. He will assume the duties of the Principal Accounting and Financial Officer of the Company as of November 8, 2012.

In early August 2012, the U.S. Patent and Trademark Office issued a new composition of matter patent for ARIKACE, U.S. Patent No. 8,226,975. Amikacin is one of the aminoglycosides covered by the patent. The patent describes a system for treating or providing prophylaxis against pulmonary infections, and includes both of the compound's lead indications, CF patients who have Pseudomonas lung infections and patients who have NTM lung infections. The new patent provides exclusivity through mid-August 2028.

In August 2012, Al Altomari was appointed to our Board of Directors. Mr. Altomari has nearly 30 years of pharmaceutical industry experience including commercializing specialty pharmaceuticals. He is President and Chief Executive Officer of Agile Therapeutics, a specialty pharmaceutical company in the final stages of development and commercialization of contraceptive products, and was formerly with Barrier Therapeutics, Johnson & Johnson and Ortho-McNeil Pharmaceuticals. In July 2007, he was recognized by PharmaVoice Magazine as one of the Top 100 Most Inspirational and Influential leaders in the Life Sciences Industry.

On September 10, 2012, we named Will Lewis as President and Chief Executive Officer and appointed him to the Board of Directors. Mr. Lewis has more than 20 years of experience in the pharmaceutical and finance industries both in the U.S. and internationally. He is the former Co-Founder, President and Chief Financial Officer of Aegerion Pharmaceuticals, Inc. During his tenure at Aegerion, Mr. Lewis played a pivotal role in re-orienting the company's strategy to focus on orphan disease indications enabling Aegerion to go public in 2010. Prior to Aegerion, Mr. Lewis spent more than 10 years working in the U.S. and Europe in investment banking for JP Morgan, Robertson Stephens and Wells Fargo. During his time in banking, he was involved in a broad range of domestic and international capital raising and advisory work. On September 10, 2012, Mr. Lewis replaced Tim Whitten, who resigned as President and Chief Executive Officer and as a member of the Board of Directors after six years of service.  In addition, Donald J. Hayden, Jr., who was appointed Executive Chairman in May 2012, returned to his role as non-executive Chairman on September 10, 2012.

In late September 2012, we completed a registered direct public offering of approximately 6.3 million shares of our Common Stock to certain affiliates of Ayer Capital, RA Capital and Quaker Partners, at a price of $4.07 per share, which was the consolidated closing bid price on the NASDAQ Capital Market on September 27, 2012, resulting in gross proceeds to Insmed of $25.7 million.

Index

Corporate History

We were incorporated in the Commonwealth of Virginia on November 29, 1999. We completed a business combination with Transave, Inc., or Transave, a privately held, New Jersey-based pharmaceutical company focused on the development of differentiated and innovative inhaled pharmaceuticals for the site-specific treatment of serious lung infections, on December 1, 2010. Our integration with Transave was completed in 2011. Our principal executive offices are located at 9 Deer Park Drive, Suite C, Monmouth Junction, New Jersey 08852 and our phone number is (732) 997-4600. Our Internet address is www.insmed.com. On March 2, 2011, we completed a one-for-ten reverse stock split of our common stock. Unless otherwise noted, the per share amounts in this Quarterly Report on  Form 10-Q give retroactive effect to the reverse stock split for all periods presented.

Pursuant to the merger agreement with Transave, we retained approximately 1.76 million shares of common stock (after giving effect to the conversion of the Series B Conditional Convertible Preferred Stock, or Series B Preferred Stock, and the one-for-ten reverse stock split of our common stock) to be delivered on June 1, 2012 to certain former Transave stockholders subject to reduction for any claims and indemnification payments that are pending in accordance with the terms of the merger agreement. We notified the former Transave stockholders in May 2012 that we are seeking indemnification in accordance with the terms of the merger agreement and that we intend to retain all 1.76 million holdback shares as security for any indemnification payments due under the merger agreement.

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

At present, we expect ARIKACE in the CF and NTM indications to represent our main development effort for the remainder of 2012 and for 2013.

Since we began operations in late 1999, we have devoted substantially all of our resources to the research and development of a number of product candidates.  Until the sale of our Follow on Biologics (FOB) platform to Merck & Co., Inc., or Merck, on March 31, 2009, our research and development efforts were principally focused on pursuing a dual path strategy involving entry into the FOB arena and advancing our proprietary protein platform into niche markets with unmet needs.  Following the Transave merger, our focus is now principally on our proprietary, advanced liposomal technology designed specifically for inhalation lung delivery. Our initial priority is to conduct phase 3 studies for ARIKACE in treating CF patients with Pseudomonas lung infections and a phase 2 study in patients with NTM lung infections.

Index

Historically, prior to the merger with Transave, all of our research and development expenditures related to our proprietary protein platform were interrelated because they are all associated with drugs that modulate IGF-1 activity in the human body.  All of these products also share a substantial amount of our common fixed costs such as salaries, facility costs, utilities and maintenance.  Given the small portion of research and development expenses that are historically related to products other than IPLEX, we have determined that very limited benefits would be obtained from implementing cost tracking systems that would be necessary to allow for cost information on a product-by-product basis.

Our clinical trials with our product candidates are subject to numerous risks and uncertainties that are outside of our control, including those necessary regulatory approvals may not be obtained.  In addition, the duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial, including, among others, the following:

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

Index

Investment Income and Interest Expense

 Investment income consists of interest and dividend income earned on our cash, cash equivalents and short-term investments. Short-term investments are available for sale and consist primarily of short-term municipal bonds, U.S. treasuries and mutual funds. Interest expense consists primarily of interest costs related to interest on the debt and capital leases.

RESULTS OF OPERATIONS

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Net loss attributable to common stockholders for the three months ended September 30, 2012 was $9.4 million (or $0.38 per common share – basic and diluted), compared to net loss of $34.6 million (or $1.39 per common share – basic and diluted), for the three months ended September 30, 2011.  The $25.2 million improvement in the net loss was primarily due to the $26.0 million non-cash impairment charge recorded in the third quarter of 2011 reflecting the decline in the fair value of in-process research and development intangible and goodwill assets due to the material impact of a clinical hold on our ARIKACE development program. This reduction in expense was partially offset by a $0.4 million decline in IPLEX revenue from 2011 to 2012.

Revenue

Revenues for the three months ended September 30, 2012 were zero, as compared to $0.4 million for the three months ended September 30, 2011.  The $0.4 million decrease was due to the elimination of IPLEX EAP revenues following the depletion of IPLEX inventory in December 2011.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2012 and 2011 were comprised of the following:

	Three Months Ended
	September 30,		Increase (Decrease)
	2012	2011	$	%
	(in thousands)
Clinical development	$2,116	$4,391	$(2,275)	(52%)
Clinical manufacturing	1,179	809	370	46%
Regulatory and quality assurance	632	229	403	176%
Compensation and related	1,612	1,504	108	7%
	$5,539	$6,933	$(1,394)	(20%)

Research and development expenses decreased to $5.5 million in the three months ended September 30, 2012 from $6.9 million for the three months ended September 30, 2011.  The $1.4 million decrease from 2011 to 2012 is primarily attributable to a reduction of $2.3 million in clinical development costs as an additional trial was underway in 2011 targeting ARIKACE in a U.S. CF patient population.  This decrease was partially offset by a combined  increase of $0.8 million in manufacturing costs and regulatory and quality assurance costs primarily for the building of clinical supply and comparator costs for the ongoing ARIKACE studies in CF and NTM and a $0.1 million increase in compensation related expenses as headcount was added to support the ongoing clinical trials.

General and Administrative Expenses

General and administrative expenses increased $1.3 million to $3.8 million in the three months ended September 30, 2012 from $2.5 million for the three months ended September 30, 2011 due mainly to employee separation costs recorded in September, 2012.

Index

Investment Income and Interest Expense

Investment income decreased by $0.2 million to $0.2 million in the three months ended September 30, 2012 from $0.4 million in the three months ended September 30, 2011 due to the reduction in the amount of cash available for investment from September 30, 2011 to September 30, 2012.

Interest expense increased by $0.2 million to $0.2 million in the three months ended September 30, 2012 from less than $0.1 million in the three months ended September 30, 2011 due to the interest payments made on the debt issued to HTGC in June 2012.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Net loss attributable to common stockholders for the nine months ended September 30, 2012 was $25.9 million, (or $1.04 per common share – basic and diluted), compared to net loss of $60.7 million, (or $2.66 per common share – basic and diluted), for the nine  months ended September 30, 2011.  The $34.8 million reduction in the net loss from 2011 to 2012 was primarily due to the $26.0 million non-cash impairment charge recorded in the third quarter of 2011 reflecting the decline in the fair value of in-process research and development intangible and goodwill assets, and a $9.2 million non-cash charge recorded in the first quarter of 2011 for the beneficial conversion feature of the Series B Preferred Stock. Additionally, a reduction in operating expenses of $3.3 million was partially offset by revenue reduction of $3.0 million and a decline in investment income of $0.5 million. Interest expense increased by $0.2 million due to the interest payments made on the HTGC debt incurred in June 2012.

Revenue

Revenues for the nine months ended September 30, 2012 were zero, as compared to $3.0 million for the nine months ended September 30, 2011.  The $3.0 million decrease was due to the elimination of $2.7 million of IPLEX EAP revenues following the depletion of IPLEX inventory in December 2011 and the receipt of $0.3 million in license fees for our CISPLATIN lipid complex in 2011, as compared to zero in the current year.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2012 and 2011 were comprised of the following:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2012	2011	$	%
	(in thousands)
Clinical development	$6,075	$10,580	$(4,505)	(43%)
Clinical manufacturing	5,242	3,771	1,471	39%
Regulatory and quality assurance	1,550	2,402	(852)	(35%)
Compensation and related	4,686	4,646	40	1%
	$17,553	$21,399	$(3,846)	(18%)

Research and development expenses decreased to $17.6 million in the nine months ended September 30, 2012 from $21.4 million for the nine months ended September 30, 2011.  The decrease of $3.8 million in 2012 is primarily attributable to a reduction of $5.4 million in clinical development costs and regulatory and quality assurance costs as an additional trial was underway in 2011 targeting ARIKACE in a U.S. CF patient population.  This decrease was partially offset by an increase of $1.5 million in manufacturing costs associated with initiating the nine-month dog inhalation toxicity study and building clinical supply for our ongoing CF and NTM trials. The Company has initiated two clinical trials consisting of a European and Canadian phase 3 CF trials and a U.S. phase 2 NTM trial.

Index

General and Administrative Expenses

General and administrative expenses increased to $9.0 million in the nine months ended September 30, 2012 from $8.5 million for the nine months ended September 30, 2011.  The $0.5 million increase was primarily attributable to separation expenses recorded in conjunction with the resignation of certain executives partially offset by lower finance, legal and consulting fees related to post Transave merger matters, and the reverse stock split transaction on March 2, 2011.

Investment Income and Interest Expense

Investment income decreased by $0.5 million to $0.9 million in the nine months ended September 30, 2012 from $1.4 million in the nine months ended September 30, 2011. The decrease is a result of the reduction in the amount of cash available for investment from September 30, 2011 to September 30, 2012.

Interest expense increased by $0.2 million to $0.2 million in the three months ended September 30, 2012 from less than $0.1 million in the three months ended September 30, 2011 due to the interest payments made on the debt issued in June 2012.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point where regulatory approval for marketing and selling is received.  We have generally sought to raise the funds necessary for such development primarily through the issuance of equity securities in private and public placement transactions.  However, we may pursue additional financing options, including entering into agreements with collaborative partners in order to provide milestone payments, license fees and equity investments.

             We have funded our operations to date through public and private placements of debt and equity securities and the proceeds from the sale of our FOB platform to Merck.  We will continue to incur losses to the extent we expand our research and development and we do not expect material revenues for at least the next several years.  Furthermore, revenues from our EAP in Italy associated with cost recovery ceased at the end of the fourth quarter of 2011, when our current IPLEX inventory was depleted.  As of September 30, 2012, we had total cash, cash equivalents, short-term investments, and certificate of deposits on hand of $91.9 million, consisting of $89.7 million in cash and short-term investments, and $2.1 million in a certificate of deposit, as compared to $78.4 million of cash, cash equivalents, short-term investments, and certificate of deposits on hand as of December 31, 2011.  The $13.5 million increase in cash, cash equivalents, short-term investments, and certificate of deposits on hand was due primarily to the $25.7 million of proceeds received from our registered direct public offering in September 2012 and the net $9.7 million borrowing from HTGC in June 2012 offset by $22.1 million used for funding of operations, which consisted mainly of research and development activities.

Even though we believe we currently have sufficient funds to meet our financial needs for at least the next 12 months, our business strategy in the future may require us, or we may otherwise determine, to raise additional capital through licensing, debt or equity sales, other means or any combination of these options.

In the future, we may require additional funds for the continued development of our potential product candidates or to pursue the license of complementary technologies.  There can be no assurance that adequate funds will be available when we need them or on favorable terms.  If at any time we are unable to obtain sufficient additional funds, we may be required to delay, restrict or eliminate some or all of our research or development programs, dispose of assets or technology, cease operations or take other measures.

Index

Cash Flows

Net cash used in operations for the nine months ended September 30, 2012 was $22.1 million. This was comprised of the net loss for the nine months ended September 30, 2012 of $25.9 million, reduced by depreciation and non-cash stock expense totaling $1.9 million and the change in other operating assets and liabilities of $1.8 million, which primarily consisted of the change in accounts receivable, accounts payable and accrued expenses. Net cash used in operations for the nine months ended September 30, 2011 was $24.1 million due to the net loss of $51.5 million reduced by depreciation and non-cash stock compensation expense totaling $1.3 million and the non-cash impairment loss charge of $26.0 million.

Net cash provided by investing activities was $17.0 million for the nine months ended September 30, 2012 compared with $23.9 million provided by investing activities for the nine months ended September 30, 2011. Net cash provided by investing activities in 2012 and 2011 is primarily a result of the sale of short-term marketable security investments.

Net cash provided by financing activities was $35.3 million for the nine months ended September 30, 2012 resulting in net proceeds of $25.6 million from our registered direct public offering in September 2012 and $9.7 million from the HTGC borrowing in June 2012. Less than $0.1 million cash was used in financing activities for the nine months ended September 30, 2011.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On June 29, 2012, the Company and its domestic subsidiaries, as co-borrowers, entered into a loan and security agreement (the “Loan and Security Agreement”) with Hercules Technology Growth Capital, Inc (“HTGC”). The Loan and Security Agreement bears interest at a rate per annum equal to the greater of (i) 9.25% or (ii) 9.25% plus the sum of the prevailing prime rate minus 4.50%. The first $10 million of the Loan and Security Agreement was funded at closing, with net proceeds to the Company of $9.7 million received, net of $0.3 million issuance costs. The Company also incurred an end of term charge of $0.2 million on the initial $10 million advance. As of September 30, 2012, debt issuance and deferred financing costs, net of accumulated amortization are $0.2 million and $0.1 million, respectively. The Company had no debt issued or deferred financing costs as of December 31, 2011. The issuance costs of $0.2 million are being amortized to interest expense using the effective interest rate over the term of the agreement. The end of term charge of $0.2 million is being accrued to interest expense and debt using the effective interest rate over the term of the agreement. The Loan and Security Agreement is repayable in installments over forty-two months including an initial interest-only period of twelve months after closing.  The interest only period is extendable to December 31, 2013, contingent upon completion of certain ARIKACE-related development milestones. The remaining $10 million of the Loan and Security Agreement is available at Insmed’s option throughout the availability period, which ends on December 31, 2012. In connection with this Loan and Security Agreement, the Company granted the lender a first position lien on all of the Company’s assets, excluding intellectual property.

Pursuant to the Loan and Security Agreement, the Company issued a warrant to HTGC to purchase 329,932 shares of the Company’s common stock at an exercise price of $2.94 per share.  The warrant is immediately exercisable for five years from the date of issuance. The fair value of the warrants at the date of issuance is $0.8 million, which amount has been recorded as a discount to debt and is being amortized ratably over the term of the Loan and Security Agreement.

During the nine months ended September 30, 2012, there were no other material changes outside the ordinary course of our business to our contractual obligations and commitments disclosures as set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations.”

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

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess cash in investment grade, interest-bearing securities and, at September 30, 2012, had approximately $46.9 million invested in money market instruments, municipal bonds, mutual funds and a certificate of deposit account.  Such investments are subject to interest rate and credit risk and are not insured by the federal government.  We believe our policy of investing in highly rated securities, whose liquidities are, at September 30, 2012, all less than two years minimizes such risks.  In addition, while a hypothetical one percent per annum decrease in market interest rates would have reduced our interest income for the period, it would not have resulted in a loss of the principal and the decline in interest income would have been immaterial to us.  Our purpose in making these investments is to generate investment income.

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

Disclosure Controls and Procedures

           We carried out an evaluation, under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In addition, there were no changes in internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Cacchillo v. Insmed

On October 6, 2010, a complaint was filed against us by Angeline Cacchillo (“Plaintiff”) in the U.S. District Court for the Northern District of New York (the “Court”), captioned Cacchillo v. Insmed, Inc. , No. 1:10-cv-0199, seeking monetary damages and a court order requiring Insmed to support the plaintiff's compassionate use application to the FDA and if approved, to provide the plaintiff with IPLEX.  Plaintiff was a participant in the phase II clinical trial of IPLEX sponsored by us evaluating the effectiveness of the investigational drug in patients with type 1 myotonic muscular dystrophy (“MMD”).  In the complaint, Plaintiff alleged (i) violation of constitutional due process and equal protection by depriving Plaintiff of continued access to IPLEX, (ii) fraudulent inducement to enter the phase II clinical trial with the false promise to support Plaintiff’s compassionate use application to the FDA, (iii) negligent representation that we would support Plaintiff’s compassionate use application, (iv) breach of contract, seeking monetary and non-monetary damages, (v) intentional infliction of emotional distress by refusing to support Plaintiff’s compassionate use application after providing IPLEX, (vi) violation of an assumed duty of care to Plaintiff, (vii) breach of fiduciary duty to Plaintiff, (viii) negligence and (ix) unjust enrichment.  Plaintiff seeks compensatory and punitive monetary damages and sought injunction relief as noted above.

Index

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

We filed a motion with the Court to dismiss all of the outstanding claims, and on June 29, 2011, the Court dismissed six of Plaintiff’s claims, leaving outstanding the claims for (i) fraudulent inducement, (ii) negligent misrepresentation, and (iii) breach of contract.  We filed an answer and affirmative defenses with the Court on July 12, 2011.  Plaintiff’s claim for monetary damages with respect to these claims remains outstanding. The parties completed discovery on or about June 1, 2012.  We filed a Motion for Summary Judgment on August 1, 2012 seeking judgment in our favor on the three claims remaining in the case and the motion was fully submitted on October 9, 2012. We expect a decision from the Court sometime later this year.  If the Court denies our motion with respect to any of Plaintiff’s claims, trial is currently scheduled to begin in January 2013.

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

Under the terms of the merger agreement, certain of the former stockholders of Transave (the “Transave Stockholders”) are obligated to indemnify us for certain liabilities in connection with the appraisal action. We notified the Transave Stockholders in May 2012 that we are seeking indemnification in accordance with the merger agreement and that we will continue to retain the aggregate amount of the holdback shares totaling 1.76 million shares, as security for any indemnification payments due under the merger agreement.  Discovery is ongoing and we anticipate that trial will be scheduled in the second half of 2013. We believe that the allegations contained in the amended petition are without merit and we intend to continue to vigorously defend this action.  It is not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

From time to time, we are a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.  While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties.  Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors.  These factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time.  Such factors may have a material adverse effect upon our business, results of operations and financial condition.

Index

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

      There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2012 other than as previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on July 2, 2012.

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

Index

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

4.1
Warrant Agreement to purchase shares of common stock issued to Hercules Technology Growth Capital, Inc., dated as of June 29, 2012 (previously filed as Exhibit 4.1 to Insmed Incorporated’s Current Report on Form 8-K filed on July 2, 2012, and incorporated herein by reference).

10.1
Loan and Security Agreement, dated as of June 29, 2012, by and between Insmed Incorporated and its domestic subsidiaries and Hercules Technology Growth Capital, Inc. (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on July 2, 2012, and incorporated herein by reference).

10.2
Separation Agreement, dated as of July 25, 2012, by and between Insmed Incorporated and Kevin P. Tully (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on July 30, 2012).

10.3
Employment Agreement, dated September 10, 2012, between Insmed Incorporated and William H. Lewis, Insmed’s new Chief Executive Officer (previously filed as exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on September 11, 2012).

10.4
Severance Agreement, dated as of September 10, 2012, between Insmed Incorporated and Timothy Whitten (previously filed as exhibit 10.2 to Insmed Incorporated’s Current Report on Form 8-K filed on September 11, 2012).

10.5
Letter Agreement, dated September 10, 2012, between Insmed Incorporated and Donald Hayden, Jr. (previously filed as exhibit 10.3 to Insmed Incorporated’s Current Report on Form 8-K filed on September 11, 2012).

10.6
Letter Agreement, dated October 5, 2012, between Insmed Incorporated and Nicholas A. LaBella, Jr. (previously filed as exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on October 5, 2012).

10.7
Form Subscription Agreement, dated as of September 28, 2012, by and between Insmed Incorporated and its certain investors (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on September 28, 2012, and incorporated herein by reference).

31.1
Certification of  William Lewis, Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003.

Index

31.2
Certification of Kevin P. Tully, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003.

32.1
Certification of William Lewis, Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003.

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

INSMED INCORPORATED
(Registrant)

Date: November 7, 2012	By	/s/ Kevin P. Tully
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

Index

10.2
Separation Agreement, dated as of July 25, 2012, by and between Insmed Incorporated and Kevin P. Tully (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on July 30, 2012).

10.3
Employment Agreement, dated September 10, 2012, between Insmed Incorporated and William H. Lewis, Insmed’s new Chief Executive Officer (previously filed as exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on September 11, 2012).

10.4
Severance Agreement, dated as of September 10, 2012, between Insmed Incorporated and Timothy Whitten (previously filed as exhibit 10.2 to Insmed Incorporated’s Current Report on Form 8-K filed on September 11, 2012).

10.5
Letter Agreement, dated September 10, 2012, between Insmed Incorporated and Donald Hayden, Jr. (previously filed as exhibit 10.3 to Insmed Incorporated’s Current Report on Form 8-K filed on September 11, 2012).

10.6
Letter Agreement, dated October 5, 2012, between Insmed Incorporated and Nicholas A. LaBella, Jr. (previously filed as exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on October 5, 2012).

10.7
Form Subscription Agreement, dated as of September 28, 2012, by and between Insmed Incorporated and its certain investors (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on September 28, 2012, and incorporated herein by reference).

31.1
Certification of  William Lewis, Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003.

31.2
Certification of Kevin P. Tully, Executive vice President and Chief Financial Officer (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003.

32.1	Certification of William Lewis, Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003.

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