Form 10-K
period 2012-12-31
INSMED INC
filed 2013-03-18
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, was $72.7 million (based on the closing price for shares of the registrant’s Common Stock as reported on the Nasdaq Capital Market on that date).  In determining this figure, the registrant has assumed solely for this purpose that all of its directors, executive officers, persons beneficially owning 10% or more of the outstanding Common Stock and certain other stockholders of the registrant may be considered to be affiliates.  This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.

On February 28, 2013, there were 31,563,278 shares of the registrant’s common stock, $0.01 par value, outstanding.

____________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days, or April 30, 2013, after the registrant’s fiscal year ended December 31, 2012, and to be delivered to shareholders in connection with the 2013 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Form 10-K.

INSMED INCORPORATED

In this Form 10-K, we use the words “Insmed Incorporated”  to refer to Insmed Incorporated, a Virginia corporation, and we use the words “Company,” “Insmed,” “Insmed Incorporated,” “we,” “us” and “our” to refer to Insmed Incorporated and its consolidated subsidiaries.  Insmed, ARIKACE and IPLEX are registered trademarks of Insmed Incorporated.  This Form 10-K also contains trademarks of third parties.  Each trademark of another Company appearing in this Form 10-K is the property of its owner.

Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements.  “Forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995, are statements that are not historical facts and involve a number of risks and uncertainties.  Words herein such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” “continues,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

Forward-looking statements include, but are not limited to: our ability to complete development of, receive regulatory approval for, and successfully commercialize ARIKACE®; our estimates of expenses and future revenues and profitability; our plans to develop and market new products and the timing of these development programs; status, timing, and the results of preclinical studies and clinical trials and preclinical and clinical data described herein; the timing of responses to information and data requests from the US Food and Drug Administration (the “FDA”) and other regulatory authorities; our clinical development of product candidates; our ability to obtain and maintain regulatory approval for our product candidates; our expectation as to the timing of regulatory review and approval; our estimates regarding our capital requirements and our needs for additional financing; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract third parties with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate license agreements and other third party efforts, including those relating to the development and commercialization of our product candidates; the degree of protection afforded to us by our intellectual portfolio; the safety and efficacy of our product candidates; sources of revenues and anticipated revenues, including contributions from license agreements and other third party efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the availability of adequate supply and manufacturing capacity and quality for our product candidates.

Forward-looking statements are based upon our current expectations and beliefs, and involve known and unknown risk, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements.   Such factors include, among others, the factors discussed in Item 1A “Risk Factors” as well as those discussed in Item 7 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Index

PART I

ITEM 1.	BUSINESS

BUSINESS OVERVIEW

Insmed is a biopharmaceutical company focused on developing and commercializing inhaled therapies for patients battling serious lung diseases that are often life threatening. Our lead product candidate, ARIKACE® or liposomal amikacin for inhalation, is an inhaled antibiotic treatment that delivers a proven and potent anti-infective directly to the site of serious lung infections to improve the efficacy, safety and convenience of this therapeutic approach for patients.

Currently, we are conducting clinical trials of ARIKACE for two initial indications in orphan patient populations: a phase 3 clinical trial in cystic fibrosis (CF) patients who have lung infections caused by Pseudomonas aeruginosa (Pseudomonas) and a phase 2 clinical trial in patients who have lung infections caused by non-tuberculous mycobacteria (NTM). Our strategy is to continue to develop ARIKACE for additional indications beyond Pseudomonas in CF and NTM.  Our primary development focus is to obtain regulatory approval for ARIKACE in these two initial indications and to prepare for commercialization initially in Europe and Canada and eventually in the United States (US).  If approved, ARIKACE will be the first once-a-day inhaled antibiotic treatment option available for these CF and NTM indications.  The following table summarizes the current status of ARIKACE development.

Product Candidate/Target Indications	Status
ARIKACE Pseudomonas aeruginosa lung infections in CF patients

Phase 3 clinical trial in Europe and Canada was fully enrolled in November 2012.
Clinical results are currently expected in mid-2013.
Two-year open-label extension study is enrolling and is expected to be completed in late 2014.
Granted orphan drug designation in Europe and the US.
If approved, ARIKACE would be the only once-a-day treatment for Pseudomonas lung infections in CF patients.
If approved, we plan to commercialize ARIKACE ourselves in Europe and in Canada.
We will evaluate our plans for CF in the US after reviewing the phase 3 results from our study in Europe and Canada

ARIKACE Non-tuberculous mycobacteria (NTM) lung infections
Phase 2 study in the US and Canada began enrolling in June 2012.
Clinical results are currently expected in Q4 2013.
We expect to commence a limited compassionate use program in the second half of 2013.
If approved, ARIKACE would be the first approved inhaled antibiotic treatment for NTM lung infections.
If approved, we plan to commercialize ourselves initially in the US and eventually in Europe and in Canada.

ARIKACE Pseudomonas aeruginosa and other susceptible organisms causing lung infections in non-CF bronchiectasis patients
Phase 2 study in the US completed.
Granted orphan drug designation in the US.
We expect to evaluate development and commercialization strategies when we complete our Phase 3 study in CF patients with Pseudomonas lung infections and Phase 2 study in patients with NTM infections.

Index

ARIKACE is considered a new molecular entity (NME) by the United States Food and Drug Administration (FDA) primarily due to its proprietary liposomal technology. For a description of our liposomal technology, see “—Our Proprietary Liposomal Technology.” The key active ingredient, amikacin, is an FDA-approved antibiotic with proven efficacy in the treatment of a broad range of gram-negative infections, including Pseudomonas and NTM. ARIKACE is in the aminoglycoside class of antibiotics.

ARIKACE is differentiated by our proprietary advanced liposomal technology, which is designed specifically to enhance the delivery profile, safety and efficacy of pharmaceuticals delivered to the lung via inhalation. We believe ARIKACE provides potential improvements over existing treatments for these indications. In phase 2 studies in CF patients with Pseudomonas lung infections, ARIKACE demonstrated improved patient lung function during treatment as well as in the period following treatment (the “off-treatment” period).  In a phase 2 open label extension study, ARIKACE also demonstrated statistically significant effectiveness for up to 56 days off-treatment over multiple treatment cycles.

If approved for CF patients with Pseudomonas lung infections, we expect ARIKACE would be the first inhaled antibiotic to be approved for once-daily administration in this indication. If approved for NTM patients, we expect ARIKACE would be the first and only approved treatment for the treatment of NTM lung infections. ARIKACE has been granted orphan drug designation for CF patients who have Pseudomonas lung infections in both the European Union (EU) and the US. We plan to file for orphan drug designation for NTM lung infections in the US and Europe in 2013.

Corporate History

We were incorporated in the Commonwealth of Virginia on November 29, 1999. On December 1, 2010, we completed a business combination with Transave, Inc. (Transave) a privately held, New Jersey-based pharmaceutical company focused on the development of differentiated and innovative inhaled pharmaceuticals for the site-specific treatment of serious lung infections. Our integration with Transave was completed in 2011.  Our current operations are based on the technology and product candidates historically developed by Transave.

Our Strategy

Our strategy is to focus on the development and commercialization of innovative inhaled therapies for patients who are battling serious orphan lung diseases. While we believe that ARIKACE has the potential to treat many different diseases, our attention is initially focused on regulatory approval and commercialization preparation for our two initial indications, CF patients with Pseudomonas lung infections and patients with NTM lung infections, in Europe, Canada and the US. Our current priorities are as follows.

•	Actively pursue new drug filings to secure approval for ARIKACE in Europe, Canada and the US;
•	Expand our product supply chain in support of clinical development and if approved, commercialization;
•	Prepare for commercial launch in Europe, Canada and the US; and
•	Attempt to source promising late stage or commercial products that we believe are complementary to ARIKACE and our core competencies.

To support these priorities, we plan to complete our ongoing European and Canadian registrational phase 3 clinical study of ARIKACE in CF patients with Pseudomonas lung infections and advance our regulatory filings. We also plan to complete enrollment in our US and Canadian phase 2 clinical study of ARIKACE in patients with NTM lung infections and we intend to pursue a limited compassionate use program in the US for other patients with NTM lung infections. We plan to scale up manufacturing, work towards implementation of second source suppliers, and implement supply and quality agreements in preparation for commercialization of ARIKACE. We also intend to continue to work closely with PARI Pharma GmbH (PARI), the manufacturer of our drug delivery nebulizer we expect the ARIKACE treatment to use, to address our commercial supply needs. We also intend to commence the build out of our commercial infrastructure in preparation for potential commercial launches in Europe, Canada and the US.  We will continue to evaluate opportunities for additional products through various business development channels.

Index

Product Candidates

Our lead product candidate, ARIKACE or liposomal amikacin for inhalation, is a once-a-day inhaled antibiotic treatment engineered to deliver a proven and potent anti-infective directly to the site of serious lung infections. There are two key components of ARIKACE: the liposomal formulation of the drug and the nebulizer device through which ARIKACE is inhaled through the mouth and into the lung. The nebulizer technology is owned by PARI, but we have exclusive access to this technology, which is specifically developed for the delivery of our liposomal encapsulation of amikacin, through our licensing agreement with PARI. Our proprietary liposomal technology and nebulizer are designed specifically for delivery of pharmaceuticals to the lung and provides for potential improvements to existing treatments.  We believe that ARIKACE has potential usage for at least two orphan patient populations with high unmet need: CF patients who have Pseudomonas lung infections and patients who have NTM lung infections.  We estimate the combined global market potential for these two orphan indications to be approximately $1 billion.

ARIKACE has the potential to be differentiated from other marketed drugs for the treatment of chronic lung infections by improving efficacy, safety and patient convenience. We believe efficacy may be improved due to the ability of ARIKACE to deliver high, sustained levels of amikacin directly to the lung and to the specific site of the underlying infection. We also believe that ARIKACE may have increased durability of effect, benefiting patients when off treatment.  In addition, the inhalation delivery of ARIKACE may reduce the potential for adverse events such as ototoxicity (hearing loss, ringing in the ears and/or loss of balance) and nephrotoxicity (toxicity to the kidneys), as compared with intravenous (IV) administration of amikacin.  If approved, we expect that ARIKACE will be administered once daily for approximately 13 minutes via inhalation using the eFlow® Nebulizer System, which has been optimized specifically for ARIKACE by PARI. We believe that this nebulizer system will reduce treatment time or dosing frequency, as compared with the currently marketed inhaled antibiotics, which require dosing two to three times daily with treatment times ranging from approximately 10 to 40 minutes per day.  By easing the patient's treatment burden we believe that ARIKACE can potentially improve patient compliance, which we believe may in turn lead to a reduction in the development of antibiotic resistance and, ultimately, lead to clinical benefit.

We believe that ARIKACE may provide: (1) improved efficacy resulting from sustained deposition of drug in the lung and improved ability to reach the site of infection (for CF Pseudomonas infections, this means penetration of biofilm and facilitated drug release by factors that are secreted by the bacteria, and for NTM, this means enhanced uptake into macrophages, where NTM often grows); (2) decreased adverse events and improved tolerability as compared with amikacin delivered intravenously; and (3) reduced dosing frequency or treatment time as compared to existing products.

ARIKACE for CF Patients with Pseudomonas Lung Infections

Disease

CF is an inherited chronic disease that is often diagnosed before the age of two.  CF occurs primarily in individuals of central and western European origin.   CF affects roughly 70,000 children and adults worldwide, including 30,000 children and adults in the US (Cystic Fibrosis Foundation Patient Registry, 2011) and 35,000 patients in Europe (Hoiby, BMC Medicine, 2011, 9:32). There is no cure for CF.

Despite extensive treatment with multiple antibiotics, improved nutrition, and other treatments, life expectancy of a CF patient is only about 37 years (Cystic Fibrosis Foundation Patient Registry, 2011).  Median predicted age of survival is calculated using life table analysis (as calculated by actuaries) given the ages of the patients in the registry and the distribution of deaths. Using this calculation, half of the people in the patient registry are expected to live beyond the median predicted survival age, and half are expected to live less than the median predicted survival age.

Among other issues, CF causes thick, sticky mucus to develop in and clog the lungs.  This creates an ideal environment for various pathogens, such as Pseudomonas, to colonize and lead to chronic infection of the lung, inflammation and progressive loss of lung function. In fact, chronic bronchial infections with Pseudomonas are a major cause of morbidity and mortality among patients with CF. Once a CF patient acquires a Pseudomonas infection, it is difficult to eradicate. The current, best available treatment is chronic administration of antibiotics to suppress the bacteria, reduce inflammation and preserve lung function for as long as possible.  The rate of infection with Pseudomonas in CF patients increases with age.  It is estimated that 70% of adult CF patients have chronic infection due to Pseudomonas (CFF Patient Registry, 2011).  A study reported in the Journal of Cystic Fibrosis (Liou, 2010) found that deterioration in lung function of CF patients is the main cause of death and that, despite best efforts, lung function declines by 1% to 3% annually.

Index

Current Treatment Options and Limitations

CF therapy significantly impacts patients’ quality of life.  Patients generally receive extensive antibiotic treatments, which can be delivered via the oral, intravenous and inhaled routes.  Some CF patients spend up to three hours per day taking medications and other treatments, including inhaled antibiotics, and often face the burden of taking in excess of 20 pills per day.  All currently approved inhalation treatments for Pseudomonas lung infections require two- to three-times a day dosing.

Antibiotics delivered via inhalation are part of the standard treatment for CF patients with Pseudomonas lung infections and are generally thought to be a way to deliver more active drug directly to the site of infection compared with other routes of administration.  Specifically, the most used treatment in the US for the management of chronic Pseudomonas infection in subjects with CF is suppressive therapy with 300 mg twice daily of Tobi inhaled solution. Tobi, which is approved by the FDA for CF patients ages six years and above with a FEV1 (forced expiratory volume in 1 second) of 25%-75%, has been sold in the US since January 1998.  A 1999 study reported that Tobi, 300 mg, administered twice a day for cycles of 28 days followed by 28-days-off treatment was shown to reduce Pseudomonas colony counts, increase FEV1 percent predicted, reduce hospitalizations and decrease additional antibiotic use (Ramsey et al., 1999).  High levels of tobramycin can be attained in the lung with relatively low systemic exposure with inhaled drug compared to intravenous tobramycin.  However, patients using Tobi must be dosed twice a day for approximately 15 to 20 minutes of inhalation session per dose for a total of approximately 30 to 40 minutes per day. Recent data show that the effect of Tobi on pulmonary function has lessened since its introduction into the marketplace more than a decade ago (Konstan et al., Journal of Cystic Fibrosis, January 2011, and Assael et al., 34th European Cystic Fibrosis Society Conference, Poster 86, June 2011). In addition, according to information presented at a FDA advisory panel, resistance to Tobi has increased 85% in the ten-year period from 1999 to 2009 (FDA advisory panel US-FDA-AIDAC for Tobi-Podhaler, September 2012).

Market

We estimate that the global market for the treatment of Pseudomonas lung infections in CF patients is approximately $500 million.  We believe this market is being driven by physicians’ desire to maintain the lung function of CF patients, which continues to decline in many patients despite extensive treatment with current therapies including currently approved inhaled antibiotics.  We believe that the following additional factors may lead to further market growth:

•	Better patient adherence to physician prescribed regimens resulting from more convenient (less frequent and less time consuming) treatments;
•	Physicians initiating treatment with inhaled antibiotics earlier for patients with Pseudomonas in their lungs;
•	CF patients living longer;
•	Physicians moving to a different antibiotic every other month as opposed to giving patients off-treatment holidays on alternate months; and
•	The standard of care in the rest of the world continuing to advance closer to that in the EU and the US.

Potential Benefits of ARIKACE for CF Patients with Pseudomonas Lung Infections

Potential for Improved Compliance

We believe ARIKACE may facilitate better patient compliance, which may result in better effectiveness and thereby differentiate it from other marketed drugs for the treatment of chronic Pseudomonas lung infections in CF patients.  The most used treatment in the US for the management of chronic Pseudomonas infection in subjects with CF is suppressive therapy with 300 mg twice daily of Tobi inhaled solution.  Tobi is administered twice daily for approximately 15 to 20 minutes per treatment for a daily total of approximately 30 to 40 minutes per day for 28 days followed by a 28-day-off period.  This cycle of "on and off" treatment is repeated in a chronic pattern.  We anticipate that ARIKACE will be administered once daily for approximately 13 minutes per day for 28 days followed by a 28-day off-drug period.   We believe that any inhaled treatment that reduces the treatment burden on a CF patient could represent a significant improvement in the patient's quality of life and result in improved compliance, as well as reduce the development of antibiotic resistance.

Index

Potential for Increased Efficacy

We believe ARIKACE has the potential to deliver high levels of amikacin directly to the site of bacteria in the lung for a sustained period of time, which we expect would differentiate it from other marketed drugs for the treatment of chronic Pseudomonas lung infections in CF patients.  Current inhaled antibiotics are commonly used as standard treatments for CF patients with Pseudomonas lung infections and generally are thought to be a way to deliver more drug directly to the site of infection as compared with other methods of delivery.  However, CF patients seldom clear the Pseudomonas permanently from their lungs, in part because of the thick sticky mucus these patients produce in their lungs, and often become chronically infected despite existing antibiotic treatments. All existing aminoglycoside antibiotics, including tobramycin and amikacin, are positively charged and tend to bind to the negative surfaces of mucus and the biofilm.  In contrast, we have designed ARIKACE to be a neutrally charged liposome, which has been shown in laboratory studies, to penetrate both CF mucus and a Pseudomonas biofilm.    This means that ARIKACE may reach the site of the Pseudomonas infection in CF patients’ lungs more efficiently than the other currently available aminoglycoside antibiotics, including currently available inhaled antibiotics.

In addition, ARIKACE has demonstrated a prolonged half-life in animals’ lungs.  We expect that liposomes manufactured using our proprietary liposomal technology will provide sustained benefits to the lung by maintaining the drug in the lung longer.  One important measure of the effectiveness of antibiotics is the maintenance of anti-bacterial drug levels in the lung above the minimum inhibitory concentration.

We believe these attributes of ARIKACE most likely contributed to the improved lung function relative to baseline that was observed during treatment periods and sustained during off treatment periods in our phase 2 clinical trials in CF patients.

Potential for Increased Durability of Effect

We believe ARIKACE may be further differentiated from other marketed drugs for the treatment of chronic Pseudomonas lung infections in CF patients due to improved lung function during longer off-treatment cycles. Typically an inhaled antibiotic is given to CF patients with chronic Pseudomonas lung infections for 28 days followed by a 28-day off-treatment cycle, which is often repeated chronically or for the rest of a patient’s life. During phase 2 studies ARIKACE demonstrated statistically significant and clinically meaningful improvement in pulmonary function throughout the 28-day treatment period, and such improvement was sustained during the 28-days off treatment period.

In addition, during an open-label phase 2 extension trial (TR02-105), CF patients using ARIKACE demonstrated sustained efficacy in lung function improvement during a 28-day treatment period and 56-day off-treatment period across multiple cycles of therapy as compared to baseline. In this clinical study, ARIKACE produced an improvement in lung function that was sustained over six cycles totaling approximately 17 months.  During the off-treatment periods for this study, approximately 50% to 70% of the benefit achieved during the on-treatment periods was sustained at the end of the off-treatment periods.  To our knowledge, no other inhaled antibiotic has shown sustained improvement in lung function at the end of a 56-day off-treatment period.  The following graph summarizes the results of our open-label Phase 2 extension trial:

Index

Potential for Increased Safety

We believe ARIKACE has the potential to be safer than intravenous delivery of aminoglycosides.  Pseudomonas is susceptible to several broad spectrum antibiotics, notably aminoglycosides.  Some examples of aminoglycoside antibiotics include tobramycin and amikacin.  Studies found that aminoglycosides are an important class of antibiotics for the treatment of Pseudomonas lung infections in CF patients because of their broad antimicrobial activity and concentration dependent bactericidal activity (Lacy et al., 1998; Lortholary et al., 1995; Zembower et al., 1998).  Intravenous antibiotics were originally used for treatment of chronic infections associated with CF and are still used for pulmonary exacerbations.  Studies report that ototoxicity and nephrotoxicity are common adverse events associated with the use of intravenous aminoglycosides and these effects are related to plasma drug levels (Mingeot-Leclercq and Tulkens, 1999).

There are two main obstacles to effective and safe treatment of CF:

•
Drug Resistance. High-level multi-drug resistance complicates eradication of such strains from the bronchial secretions of CF patients.  Pseudomonas lung infections are commonly treated using aminoglycoside antimicrobial agents, such as amikacin and tobramycin.  However, due to drug resistance, significantly higher concentrations of these drugs above the minimum inhibitory concentration are required at the site of infection.  The intravenous dosage levels required to achieve such exposures can be nephrotoxic and ototoxic.

•
Limited Penetration. There is limited penetration into the sputum/biofilm matrix by aminoglycoside antibiotics.   The antibiotics are positively charged and the biofilm is negatively charged.  As a result the antibiotics bind to the biofilm and the availability of the drug at the location of the microorganism is suboptimal.  We believe that our proprietary liposomal technology will result in localized targeting of drugs, leading to increased availability of the drug at the location of the microorganism, while significantly reducing drug exposure at non-disease sites throughout the body and reducing the occurrence of systemic drug-related toxicity.

Index

Current Clinical Program

We are conducting a registrational phase 3 clinical study of ARIKACE for CF patients with Pseudomonas lung infections in Europe and Canada.  The phase 3 trial includes 302 patients and is a 1:1 randomized trial comparing ARIKACE 560 mg, delivered once daily for approximately 13 minutes via the eFlow Nebulizer System, to Tobi , which is delivered twice daily approximately 15 minutes per treatment for a daily total of approximately 30 minutes per day. The first patient in this trial was dosed in April 2012, and the trial met target enrollment in November 2012. The study’s primary endpoint is relative change in forced expiratory volume in one second (FEV1) from baseline measured after the completion of three cycles, each comprising a 28-day on-treatment and a 28-day off-treatment period. Approximately 260 patients are required to demonstrate non-inferiority at an agreed-upon margin with 80% power. Secondary endpoints for the study include change in pulmonary function, time to and the proportion of patients experiencing pulmonary exacerbation, the time elapsed to first antipseudomonal antibiotic treatment for pulmonary exacerbation, time to and number of hospitalizations, reduction in bacteria as measured by reduction in colony forming units, change in patient-reported symptoms and evaluation of safety and tolerability. We previously agreed with the European Medicines Agency (EMA) on the study design.  We currently expect to announce clinical results from the phase 3 trial in mid-2013.

In addition, patients completing the initial 24 week phase 3 study will have the option to enroll in a two-year open-label safety study. The patients in this study will receive ARIKACE for a two year period, using the same cycles of a 28 day on-treatment period and a 28 day off-treatment period.

Development History

Nonclinical evaluations of ARIKACE in relation to Pseudomonas lung infections indicate:

•	High concentrations of drug are deposited in the lung, and high levels are maintained for prolonged periods, with low serum concentrations,
•	ARIKACE penetrates CF sputum and Pseudomonas biofilm,
•	ARIKACE exhibits antipseudomonal activity in in vitro and in vivo models, including against resistant isolates, and
•	virulence factors secreted by Pseudomonas facilitate the release of amikacin from ARIKACE.

Our predecessor liposomal amikacin formulations for inhalation were evaluated in a series of phase 1 clinical studies involving healthy volunteers and CF patients with Pseudomonas lung infections. The current formulation of ARIKACE was evaluated in phase 2 clinical studies in CF patients with Pseudomonas lung infections.  We completed two randomized, placebo-controlled phase 2 studies with ARIKACE in 105 CF patients with chronic Pseudomonas lung infections in Europe and the US.  In these studies, patients in the ARIKACE 560 mg cohort demonstrated statistically significant and clinically meaningful improvement in lung function throughout the 28-day on-treatment period compared with placebo.  In addition, the improvement in lung function that was achieved at the end of the 28-day on-treatment period was sustained during the 28-day off-treatment period and was statistically significantly better than placebo.

In a separate follow-on open-label, multi-cycle clinical trial conducted in Europe, ARIKACE was given at a dose of 560 mg once daily via an eFlow Nebulizer System for six cycles which consisted of a 28-day on-treatment and 56-day off-treatment period, which is double the standard 28-day off-treatment period. In this clinical study, ARIKACE produced a statistically significant improvement in lung function that was sustained over the six cycles (approximately 17 months).  In addition, approximately 50% to 70% of the benefit achieved during the 28-day on-treatment periods was sustained at the end of the 56-day off-treatment periods.  In other words, ARIKACE demonstrated sustained efficacy in lung function improvement during the treatment and off-treatment periods across multiple cycles of therapy.  To our knowledge, no other inhaled antibiotic has shown sustained improvement in lung function at the end of a 56-day off-treatment period.  In addition, ARIKACE was well tolerated with overall adverse events reported as consistent with those expected in a population of CF patients receiving other inhaled medicines.

In August 2011, we announced that the FDA placed a clinical hold on our phase 3 trial for ARIKACE in CF patients with Pseudomonas lung infections, which was lifted in May 2012. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical trial or suspend an ongoing clinical trial. The FDA based its clinical hold decision on an initial review of the results of a long-term rat inhalation carcinogenicity study with ARIKACE.  When rats were given ARIKACE daily by inhalation for two years, 2 of the 120 rats receiving the highest dose had a single lung tumor. These rats received ARIKACE doses that were within two-fold of those in clinical studies (normalized on a body surface area basis or a lung weight basis).  ARIKACE was not associated with changes that may lead to tumors in shorter-term studies in animals.  Additionally, ARIKACE was not shown to be genotoxic in our standard series of tests.  The relevance of the observed rat tumors to the use of ARIKACE in humans is not known.

Index

In connection with the FDA’s decision to lift the clinical hold for all disease indications, we agreed to conduct a 9 month dog inhalation toxicity study of ARIKACE.  In late January 2013, we concluded the 9 month dosing phase of the dog inhalation toxicity study.  Consistent with the design of the study, we conducted a review of the lung and kidney tissues in the first group of dogs upon completion of the 9 month dosing.  Additionally, a group of dogs designated for the recovery period of the study continue in the off drug observation period.  As agreed with the FDA, an unaudited interim report of the findings from the first group of dogs that completed 9 months of dosing was recently submitted to the FDA.  In summary, this report stated that the lung macrophage response in the first group of dogs was similar to that seen in our previous 3 month dosing dog study, and there was no evidence of neoplasia, squamous metaplasia or proliferative changes.  We also informed the FDA that we are planning the recovery period to be 3 months as there were no findings of note at the end of the 9 month dosing phase.  We will file the final report for both groups of dogs with the FDA once data from the 3 month recovery period is available.

We expect to reevaluate our plans regarding a US phase 3 clinical trial in CF patients with Pseudomonas lung infection after we receive the results from the ongoing phase 3 clinical trial in Europe and Canada.

Strategy for Commercialization

We currently plan to retain marketing rights for ARIKACE in Europe, Canada and the US. We believe ARIKACE will require a limited commercial infrastructure in these regions because of the small focused nature of the potential physician prescribing population for CF patients.  We may license ARIKACE for certain indications outside of Europe, Canada and the US.  In 2013, we plan to commence preparations for the potential commercialization of ARIKACE in Europe and Canada, including hiring a chief commercial officer and several other positions to support sales and marketing efforts.

ARIKACE for Patients with NTM Lung Infections

Disease

Non-tuberculous mycobacteria, or NTM, are organisms common in soil and water that have been associated with lung disease in select patient groups. NTM have characteristics that are similar to tuberculosis, or TB, but NTM are not contagious.  Many people have NTM in their bodies, but NTM do not normally lead to an infection, perhaps because the body’s immune system successfully overcomes the threat of infection.  It is not completely understood why certain individuals are susceptible to NTM infections. However, the patients who become infected by NTM often are immune-compromised or have structural damage in their lungs at the time of the infection.

NTM are organisms that invade and multiply chiefly within macrophages.  They are characteristically resistant to most antibiotics. NTM lung infections are chronic, debilitating and progressive and often require lengthy, repeat hospitalizations. Signs and symptoms of NTM pulmonary disease are variable and nonspecific.  They include chronic cough, sputum production and fatigue.  Less commonly, malaise, dyspnea, fever, hemoptysis, and weight loss also can occur, usually with advanced NTM disease. Evaluation is often complicated by the symptoms caused by co-existing lung diseases.  According to a study published in the American Journal of Respiratory and Critical Care Medicine, these conditions include chronic obstructive airway disease associated with smoking, bronchiectasis, previous mycobacterial diseases, CF and pneumoconiosis (Olivier et al. 2003).

Current Treatment Options and Limitations

There currently is no drug approved for treatment of NTM lung disease, and as a result all current drug treatments for NTM are used off-label. Patients are often treated with the same antibiotics that are used to treat TB. Such treatments usually consist of lengthy multi-drug antibiotic regimens, which are often poorly tolerated and not very effective, especially in patients with severe disease and patients who have failed prior treatments.  NTM patients average 7.6 antibiotic courses per year (SDI Healthcare Database, July 2009).  Treatment guidelines published in 2007 in the American Journal of Respiratory and Critical Care Medicine reported that few clinical trials were under way to identify treatment recommendations, and no new antibiotics had been studied for the treatment of NTM lung infections in multi-center, randomized clinical trials for many years.

Index

Amikacin is not approved by the FDA for NTM lung infections but is often recommended as part of the standard treatment regimen for some NTM patients.  It is delivered most commonly by intravenous administration and, less often, by inhalation.  Because the drug is delivered for months at a time, resulting in high systemic (blood) levels of the drug, there can be considerable toxicity, including ototoxicity and nephrotoxicity, associated with intravenous treatment.

 Market

The prevalence of human disease attributable to NTM has increased over the past two decades. In 2012, in collaboration with the NIH, we funded a study performed by Clarity Pharma Research that showed there were an estimated 50,000 cases in the US in 2011 and that such cases were estimated to be growing at a rate of 10% per year. NTM is four to five times more prevalent than TB in the US (Incidence of TB from Center for Disease Control and Prevention Morbidity and Mortality Weekly Report, March 2012).  In a decade-long study, researchers found that the diagnosis of NTM is increasing at approximately 8% per year and that those NTM patients over the age of 65 are 40% more likely to die than those who do not have the disease (Adjemian et al. Prevalence of Pulmonary Nontuberculous Mycobacterial Disease among Medicare Beneficiaries, USA, 1997-2007, American Journal of Respiratory and Critical Care Medicine, April 2012).

Although there are many species of NTM that have been reported to cause lung infections, ARIKACE is intended to treat two of the most common, Mycobacterium Avium Complex (MAC) and Mycobacterium abscessus (M. abscessus).  MAC accounts for the vast majority of NTM lung infections with prevalence rates from 72% to more than 85% in the US.  The reported prevalence rates for M. abscessus range from 3% to 11% in the US.  The diagnosed prevalence of NTM species causing lung infections varies geographically with MAC rates of 25% to 55% reported in Europe.  We are conducting a chart audit to more specifically quantify the incidence of NTM lung infections in both Europe and Japan. We anticipate receiving the results of this primary market research in the second half of 2013.

Potential Benefits of ARIKACE for NTM Lung Infections

If approved, ARIKACE would be the first and only approved treatment for patients battling NTM lung infections.

Potential Efficacy

We believe that ARIKACE may be effective in treating patients with NTM lung infections due to the ability of the ARIKACE liposomes to be taken up inside lung macrophages that harbor NTM.   Macrophages are immune cells whose primary function includes removing foreign particles and bacteria from the lungs.  NTM are taken up by and multiply inside these macrophages.  Many antibiotics cannot efficiently gain access to the macrophage interior.  ARIKACE liposomes, however, are designed to be internalized by lung macrophages and thereby deliver high levels of drug inside the macrophages where the NTM bacteria are located.

ARIKACE has been shown to have superior in vitro activity against MAC and M. abscessus when compared with amikacin solution (study conducted by L.E. Bermudez at Oregon State University, data on file, 2010). ARIKACE also has been shown to more effectively kill certain forms of NTM in cultured lung phagocytes as compared to soluble amikacin.

Potential Safety Profile

We believe ARIKACE has the potential to be safer than intravenous delivery of aminoglycosides.  One potential benefit of ARIKACE, relative to intravenous administration of amikacin, may result from the delivery of the drug more directly to the site of disease. By delivering the drug more directly to the site of the disease, we believe non-disease sites throughout the body should be exposed to significantly less drug as compared to intravenous administration of amikacin. We believe this may reduce the potential for the occurrence of any drug-related toxicity, which is especially important with diseases like NTM that require long-term drug administration.

Index

Potential for Improved Patient Convenience

We believe ARIKACE, if approved, could improve patient convenience by providing once-a-day dosing. According to SDI Healthcare Database NTM patients average 7.6 antibiotic courses and 10.2 hospital days per year, We anticipate that ARIKACE will be administered once daily for approximately 13 minutes per day for a period of 84 days for this indication.  We believe that an effective inhaled treatment that improves the outcomes for an NTM patient would represent a significant benefit in the patient's quality of life.

Current Clinical Program

We are currently conducting a phase 2 clinical trial in the US and Canada for ARIKACE in adult patients with NTM lung infections.  We began enrolling patients in June 2012. The phase 2 clinical trial is a randomized, placebo-controlled study of approximately 100 adult patients with recalcitrant NTM lung infections.  There are two parts to the study:  a randomized portion and an open-label portion.

In the randomized portion of the study, patients are screened initially to include in the study those who have NTM lung infections with persistent sputum culture for MAC or M. abscessus while on ATS/IDSA-guidelines-based treatment regimen for at least six months prior to screening.  Patients who are NTM culture positive and meet the eligibility criteria to enroll in the study will receive, in addition to their ongoing antibiotic treatment regimen, either ARIKACE 560 mg or a placebo both delivered once daily for approximately 13 minutes via an optimized, investigational eFlow Nebulizer System.

The primary efficacy endpoint for this study is the change in mycobacterial density from baseline to the end of 84 days of treatment.  At a public workshop discussion in September 2012, the FDA agreed that the microbiological end-point is an appropriate primary end-point for NTM lung disease. The study will also measure secondary endpoints, including the proportion of patients with culture conversion to negative, the time to “rescue” anti-mycobacterial drugs, the change from baseline in six-minute walk distance and oxygen saturation, the change from baseline in patient reported outcomes, and evaluation of safety and tolerability.  At the conclusion of the randomized portion of the study, eligible patients will receive ARIKACE once daily for an additional 84 days during the open-label portion of the study, primarily to measure longer-term safety and efficacy.  We previously agreed with the FDA on this clinical trial design.  We expect results from this clinical trial in the fourth quarter of 2013.

In addition to the phase 2 clinical trial outlined above, we intend to pursue a limited compassionate use program starting in the second half of 2013.  We currently anticipate this program’s participants will consist of approximately 25 patients who have NTM lung infection but are not eligible for entry into our phase 2 clinical trial.  We believe that clinical data collected from the experience with these patients will help regulatory authorities to evaluate ARIKACE’s safety and suitability for treating NTM lung infection patients.

Development History

Nonclinical evaluations of ARIKACE in relation to NTM infections indicate:  (1) High concentrations of drug are deposited in the lung, and high levels are sustained for prolonged periods, with low serum concentrations and (2) ARIKACE has in vitro activity that is superior to amikacin solution against different strains of NTM.

Data obtained from in vitro testing of ARIKACE with respect to four different strains of MAC and M. abscessus indicate dose response with ARIKACE and superior activity to free amikacin. We believe that the safety and efficacy data obtained from the phase 2 studies of ARIKACE in CF and non-CF patients with chronic lung disease and pulmonary infections and the non-clinical data collected to date serve as the basis for further development of ARIKACE in patients with NTM lung infections.

We received a response to our pre-IND application for ARIKACE in the treatment of NTM lung infections and submitted an IND to launch a phase 3 study of ARIKACE in CF and non-CF patients with NTM lung disease. In August 2011, prior to starting the NTM study, we announced that the FDA placed a clinical hold on our phase 3 trial for ARIKACE in patients with NTM lung infections. The clinical hold for NTM was lifted in January 2012.  The FDA based its clinical hold decision on an initial review of the results of a long-term rat inhalation carcinogenicity study with ARIKACE.  When rats were given ARIKACE daily by inhalation for two years, 2 of the 120 rats receiving the highest dose had a single lung tumor. These rats received ARIKACE doses that were within two-fold of those in clinical studies (normalized on a body surface area basis or a lung weight basis).  ARIKACE was not associated with changes that may lead to tumors in shorter-term studies in animals.  Additionally, ARIKACE was not shown to be genotoxic in our standard series of tests.  The relevance of the observed rat tumors to the use of ARIKACE in humans is not known.  The FDA requested we conduct a phase 2 clinical trial, instead of our previously agreed upon phase 3 clinical trial in adult NTM patients, to provide proof-of-concept efficacy and safety data for ARIKACE in NTM patients.  Despite the change in status from phase 3 to phase 2, the study design and target enrollment did not change.

Index

Strategy for Commercialization

We currently plan to retain marketing rights for ARIKACE in Europe, Canada and the US.  Given the current lack of approved treatments for NTM lung infections, we believe we will immediately have a strong market position if ARIKACE is approved for commercialization in the NTM indication.  We believe ARIKACE will require a limited commercial infrastructure in these regions because of the small focused nature of the potential physician prescribing population for NTM patients.  We may seek to license ARIKACE for certain indications outside of Europe, Canada and the US.  As discussed above, in 2013, we plan to commence preparations for the potential commercialization of ARIKACE, including hiring a chief commercial officer and several other positions to support sales and marketing efforts.  We believe there will be substantial carryover between lung specialist physicians who treat CF patients with pseudomonas lung infections and those who have NTM lung infections thereby allowing us to leverage our commercial infrastructure across both indications.

ARIKACE for Non-CF Bronchiectasis Patients with Pseudomonas Lung Infections

Disease

We believe ARIKACE has the potential to be used to treat non-CF bronchiectasis characterized by Pseudomonas lung infections.  However, we are currently concentrating our development efforts on the treatment of Pseudomonas lung infections in CF patients and patients with NTM lung infections.  We will evaluate our development and commercialization strategies for this indication when we complete our Phase 3 study in CF patients with Pseudomonas lung infections and Phase 2 study in patients with NTM infections.

Non-CF bronchiectasis is a serious pulmonary condition characterized by localized, irreversible enlargement of the bronchial tubes.  Accumulation of mucus in the bronchi leads to frequent infections, which causes inflammation and further reduces lung function.  Patients evolve to a chronic inflammation-infection cycle.  Disease burden has primarily been linked to productive cough and high levels of sputum production.

Market

It is estimated that there are more than 250,000 non-CF bronchiectasis patients in the US (SDI Innovations in Healthcare Analytics, 2008), of which approximately 30% of non-CF bronchiectasis patients are infected with Pseudomonas (Wilson, C.B., et al., Eur Respir, 1997, 10(8):1754-1760); Nicotra, M.B., et al., Chest, 1995 108(4):955-961). Currently there are no approved antibiotics for this indication. When bronchiectasis patients become infected with Pseudomonas, they tend to have more frequent exacerbations and hospitalizations and are more frequent users of antibiotics.

Development Program

ARIKACE was granted orphan drug status in the US for the treatment of bronchiectasis in patients with Pseudomonas or other susceptible pathogens.

In May 2009 we completed our randomized, placebo controlled US phase 2 study (TR02-107) of ARIKACE in the treatment of chronic Pseudomonas infection in non-CF patients with bronchiectasis. In the study, 64 study subjects were randomized (1:1:1) to receive ARIKACE 280 mg, ARIKACE 560 mg or a placebo on a daily basis during a 28-day on-treatment period. The subjects completed follow-up assessments at the end of a 28-day off-treatment period.  This study provided an initial evidence of safety, tolerability and clinically meaningful improvement in pulmonary function throughout the on-treatment period in the treatment of chronic Pseudomonas infection in non-CF patients with bronchiectasis.

In the study both ARIKACE 280 mg and ARIKACE 560 mg were well tolerated.  The adverse events experienced by patients during the study were consistent with underlying chronic lung disease in bronchiectasis patients.  There was no evidence of renal toxicity or ototoxicity.  Patients in the 560-mg cohort appear to have a slightly higher frequency of dry cough post administration than patients in the 280 mg cohort.  Cough was of short duration and self-limiting.  One patient discontinued treatment due to dysphonia (hoarseness or difficulty speaking) and cough.

Index

There was a statistically significant reduction in Pseudomonas density observed in the 560 mg ARIKACE cohort relative to the placebo cohort.  Patients receiving ARIKACE experienced fewer pulmonary exacerbations at a rate of 4.7%, as compared to 10.5% in those receiving placebo.  No patients in the ARIKACE cohorts required anti-Pseudomonas rescue treatment, whereas 15% of patients in the placebo cohort required treatment.  Hospitalization from any cause occurred at a 5.3% rate for patients in the placebo cohort, as compared to a 2.3% rate for patients in the ARIKACE cohort.  Patients receiving ARIKACE achieved improvements in patient respiratory symptoms and quality of life assessments compared with patients receiving placebo.

Although we believe there is an opportunity to develop ARIKACE for non-CF bronchiectasis, we do not intend to initiate further clinical studies with respect to a non-CF bronchiectasis indication until we have completed additional clinical studies for CF patients with Pseudomonas lung infections and for patients with NTM lung infections.  Following those studies, we will evaluate whether to develop ARIKACE further for non-CF bronchiectasis.

Our Proprietary Liposomal Technology

We have designed our liposomal technology specifically for use in delivering pharmaceuticals to the lung.  Drugs deposited in the lung typically have short residence times, from minutes to a few hours, which is problematic for treating lung conditions where maintaining high concentrations locally in the lung for long periods of time is required.  We believe our technology provides for potential improvements over the conventional inhalation method for delivering pharmaceuticals to the pulmonary system. These potential advantages include improvements in efficacy, safety and patient convenience.

Liposomes are microscopic membrane shells that contain water. Liposomes usually have a single membrane but can also be designed to have several membrane layers. These layers can be arranged like the layers of an onion or like bubbles inside of larger bubbles. In all cases, there is water in the liposome’s core and between each layer. In a liposome drug delivery system, the drug is contained in the liposome and the liposomes are administered to the patient during treatment.  Water soluble drugs are located in the liposome’s water core, and drugs that do not dissolve in water are located in or associated with the membrane layers.

For ARIKACE

ARIKACE liposomes are less than 0.3 microns in mean diameter and contain amikacin in the water interior in a very high concentration.  These liposomes are efficient delivery systems, and we designed ARIKACE liposomes for inhalation therapy.  Our liposomes are highly compatible with lung tissue because they are formed using neutral lipids identical to those found naturally in the lung. The liposomes maintain drug in the lung and thus provide sustained delivery to the lung, which may be important in treating certain bacterial infections that have a significant pulmonary component.

Charge-Neutral Liposomes

We believe neutrally charged liposomes may enable greater penetration into the mucus and biofilm, thereby providing higher drug concentrations to kill bacteria which produce the biofilm.  The materials found in a patient's mucus have negative charges, and biofilms that are produced by bacteria to protect themselves also have negative charges. Because opposite charges attract each other, positively charged antibiotics, like amikacin, bind to the negatively charged compounds on the surfaces of the mucus and biofilm. This binding prevents effective penetration of positively charged antibiotic drugs into the spaces in which the bacteria are located.  Specifically, in the case of Pseudomonas lung infections in CF patients, these barriers are the patient’s own sticky mucus and bacteria’s protective biofilm.  In the case of NTM, the barrier to effective treatment is in gaining access to the interior of infected macrophages.  ARIKACE liposomes are effective delivery systems that penetrate these barriers and provide high levels of drug in the lung for a long time.

Potential for Increased Efficacy and with Low Drug Toxicity

A potential benefit of our inhalation drug delivery technology over systemic delivery of the same drug may be enhanced efficacy as a result of greater amounts of the drug being delivered directly to the site of disease. With higher localized antibiotic concentrations bacterial infections are more readily treated. Another advantage of localized targeting of drugs using this unique delivery system is that non-disease sites throughout the body are exposed to significantly less drug. We believe this reduces the potential for the occurrence of drug-related toxicity.

Index

High-Efficiency Drug Encapsulation

We have designed our liposomes to encapsulate very high concentrations of drug into relatively small liposome structures. According to pre-clinical models, this efficiency allows our compact, drug-laden liposomes to physically penetrate bacteria-generated biofilms. Further, we have found that drug is released from the liposomes by disruptive factors secreted by Pseudomonas, which we believe will cause liposomes to release their drug contents near to where the bacteria reside in the lungs.

Endogenous Lipid Excipients

We believe the ability to release drug contents in proximity to the bacteria may reduce the chance of systemic adverse reactions. The lipid components of our compounds are the same as those found naturally in the lung, which may ensure a more natural metabolism and clearance than other drug delivery systems such as particles comprised of man-made polymers containing drug.

Our liposomal formulation is key to both the retention of amikacin in the lung, which allows once-a-day dosing, and the ability of ARIKACE to gain close access to bacteria either within a biofilm, as in the case in CF patients, or within infected macrophages, as in the case of NTM patients.  It is localization near the bacteria that may improve efficacy by allowing high concentrations of drug to be delivered where it is needed most.

With a neutral surface charge and small size, ARIKACE liposomes are able to effectively penetrate the thick CF mucus and the bacteria’s protective biofilm, both of which we believe restrict the availability of unencapsulated aminoglycosides such as tobramycin and amikacin.  ARIKACE liposomes are also readily taken up by immune cells in the lung (alveolar macrophages) that “eat” inhaled particles.  When NTM infects these immune cells, it is usually sheltered against attack from external antibiotics, but with ARIKACE, the uptake of the liposomes allows the drug to get inside these cells to attack the organisms.

For Other APIs

We believe that our liposomal technology can be used for the successful delivery of other low molecular weight products as well as high molecular weight compounds such as peptides, proteins and genes. Our unique lipid-based delivery systems are not dependent on the inhalation device and can be designed to be administered either as a nebulized aerosol spray or as a dry powder.

Optimized eFlow Nebulizer System

If approved for commercialization, we expect that ARIKACE will be administered once daily via inhalation using an eFlow Nebulizer System, optimized specifically for ARIKACE by PARI, a third-party vendor. For additional information about PARI and our contractual relationship with PARI, see “—Manufacturing” and “—License and Collaboration Agreements.”

The optimized eFlow Nebulizer System is a medical device that uses PARI’s patented eFlow technology to enable highly efficient delivery of inhaled medication, also called aerosolization, including liposomal formulations via a vibrating, perforated membrane that includes thousands of specially designed laser-drilled holes, which aids the delivery of ARIKACE to the lung.  We believe the optimized eFlow Nebulizer System is state of the art and highly efficient.  The eFlow Nebulizer System delivers a very high density of active drug, in a precisely defined and controlled droplet size, with a high proportion of respirable droplets delivered in a relatively short period of time.  In addition, the eFlow Nebulizer System has a quiet mode of operation, is small in size, light weight and provides for optional battery-powered operation.  We believe that using the eFlow Nebulizer System to deliver ARIKACE will reduce treatment time and ease the patient's treatment burden and thereby potentially improve patient compliance.  We believe that improved compliance with the prescribed treatment regimen may lead to a reduction in the development of antibiotic resistance by increasing the exposure of the infection to the minimum inhibitory concentration of antibiotic and therefore may ultimately lead to clinical benefit.

Index

MANUFACTURING

The ARIKACE used in our clinical studies is manufactured for us by Althea Technologies, Inc., a third-party contract manufacturing organization in the US.  Althea manufactures ARIKACE using the technology developed and optimized by us.   We and Althea both must comply with applicable FDA regulations relating to the FDA’s current good manufacturing practices (cGMP) regulations. The cGMP regulations include requirements relating to the organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products.  We believe Althea’s facilities meet cGMP requirements for the sterile manufacturing of finished ARIKACE product. We are working with Althea to develop commercial production capabilities for AIRKACE.  We are also evaluating other potential contract manufacturers for ARIKACE.  Our agreement with Althea provides for a term expiring July 2014, subject to an earlier termination upon the provision of 180 days’ notice by either party, or in the event of an uncured material breach, certain bankruptcy or liquidation events, or upon the occurrence of certain other specified termination events..

The eFlow nebulizer system is manufactured by PARI under the names PARI Pharma GmbH in Europe and PARI Respiratory Equipment, Inc., in the US. PARI manufactures eFlow nebulizer systems utilizing technology licensed, developed and optimized within its company and produces several commercially available eFlow technology based products for use in Europe, North America and other countries. PARI maintains facilities and equipment necessary to support manufacture of eFlow nebulizers for use with ARIKACE.  PARI must comply with applicable governmental regulations relating to medical device production in each country of manufacture. We will continue to work with PARI to address our manufacturing needs for our clinical program and plan for commercialization. For additional information about PARI and our contractual relationships with PARI, see “—License Agreements and Collaboration Agreements.”

We seek to maintain the quality of our suppliers through quality agreements and our vendor audit program.

IPLEX

In addition to the ARIKACE development program, we have a second proprietary compound, IPLEX®, IGF-1, with its natural binding protein, IGFBP-3.  IPLEX is no longer a development priority for us. We no longer have protein development capability or the in-house capability to manufacture IPLEX. Previously, under the proprietary IPLEX protein platform, we maintained an expanded access program for amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig's disease) until drug supplies were exhausted at the end of 2011. It is our intention to seek licensing partners for the IPLEX development programs. In 2012, we out-licensed the IPLEX technology to Premacure Holdings AB and Premacure AB of Sweden (collectively, “Premacure”) for retinopathy of prematurity indication.  On March 12 2013, Shire plc announced that they acquired Premacure.

INTELLECTUAL PROPERTY

Patents and Trade Secrets

We own or license rights to more than 200 issued patents and pending patent applications in the US and in foreign countries, including more than 80 issued patents and pending patents related to ARIKACE.  Our success depends in part on our ability to maintain proprietary protection surrounding our product candidates, technology and know-how; to operate without infringing the proprietary rights of others; and to prevent others from infringing our proprietary rights. We actively seek patent protection by filing patent applications, including both new inventions and improvements of existing technology that are important to the development of our business in the US, Europe, Canada and selected other foreign markets that we consider key for our product candidates. These international markets generally include Australia, Japan, China, India, Israel and Mexico.

Our patent strategy includes obtaining patent protection, where possible, on compositions of matter, methods of manufacture, methods of use, treatment, dosing and administration regimens and formulations. We also rely on trade secrets, know-how, continuing technological innovation, in-licensing and partnership opportunities to develop and maintain our proprietary position.

Index

We monitor for activities that may infringe our proprietary rights, as well as the progression of third-party patent applications that may have the potential to create blocks to our products or otherwise interfere with the development of our business. We are aware, for example, of US patents, and corresponding international counterparts, owned by third parties that contain claims related to treating lung infections using inhaled antibiotics. If any of these patents were to be asserted against us, we do not believe that our proposed products would be found to infringe any valid claim of these patents.

Reflecting our commitment to safeguarding proprietary information, we require our employees, consultants, and collaborators to sign confidentiality agreements to protect the exchange of proprietary materials and information.  We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

 In the U.S., we own three Orange Book listable patents that cover the ARIKACE composition and its use in treating lung infections, including Pseudomonas and NTM.  The three patents are U.S. Patent No. 7,544,369 (expires June 6, 2025), U.S. Patent No. 7,718,189 (expires June 6, 2025), and U.S. Patent No. 8,226,975 (expires August 15, 2028).  Seventeen patents have also issued in major foreign markets, e.g., Japan, China, and India, which cover ARIKACE and methods of using ARIKACE for treating lung infections. Twelve U.S. patent applications and nearly fifty foreign patent applications, including applications under examination in the European Patent Office, are pending that cover the ARIKACE composition and its use in treating lung infections, including Pseudomonas and NTM.   We anticipate that we will have potential patent coverage for ARIKACE and its use in treating lung infections,  including Pseudomonas and NTM, through at least February 2029, which includes an additional six months of pediatric exclusivity.

Through our agreements with PARI, we have license rights to U.S. and foreign patents and applications that cover the eFlow Nebulizer System medical device.    We currently have rights to use the nebulizers in clinical trials and, pursuant to its agreements with us, PARI has agreed to negotiate in good faith and enter into a commercial   supply agreement.

Individual patents extend for varying time periods depending on the effective date of filing the patent application or the date of patent issuance, and the legal term of the patents in the countries in which they are obtained. Generally, patents issued in the US are effective for the longer of 17 years from the issue date or 20 years from the earliest effective filing date, if the patent application was filed prior to June 8, 1995; or 20 years from the earliest effective filing date, if the patent application was filed on or after June 8, 1995.

The term of our foreign patents varies in accordance with provisions of applicable local law, but typically is 20 years from the earliest effective filing date.

License and Collaboration Agreements

License Agreements and Other Collaboration Agreements Relating to ARIKACE

PARI Pharma GmbH - We currently have a licensing agreement with PARI for use of the optimized eFlow Nebulizer System for delivery of ARIKACE in treating patients with CF, bronchiectasis, and NTM infections.  Under the licensing agreement, we have rights to several US and foreign issued patents, and patent applications involving improvements to the optimized eFlow Nebulizer System.  We currently have rights to use the nebulizers in clinical trials and PARI has agreed to negotiate in good faith and enter into a commercial supply agreement.

  We are obligated under this licensing agreement to use commercially reasonable efforts to develop, commercialize, market, and sell ARIKACE for use in CF indications in one or more countries (and at least in the US).  Under the licensing agreement, we paid PARI an upfront license fee and PARI is entitled to receive milestone payments up to an aggregate of €4.3 million either in cash, qualified stock or a combination of both, at PARI’s discretion, based on achievement of certain future milestone events including first acceptance of MAA submission (or equivalent in the US) of ARIKACE and the device, first receipt of marketing approval in the US for ARIKACE and the device, and first receipt of marketing approval in a major EU country for ARIKACE and the device, and NDA acceptance and regulatory approval of ARIKACE.  In addition, PARI is entitled to receive royalty payments in the mid-single digits on the net commercial sales of ARIKACE pursuant to the licensing agreement, subject to certain specified annual minimum royalties.

Index

This license agreement will remain in effect on a country-by-country basis until the final royalty payments have been made with respect to the last country in which ARIKACE is sold, or until the agreement is otherwise terminated by either party.  We have the right to terminate this license agreement upon written notice for Pari’s uncured material breach, if Pari is the subject of specified bankruptcy or liquidation events, or if Pari fails to reach certain specified milestones.  Pari has the right to terminate this license agreement upon written notice for our uncured material breach, if we are the subject of specified bankruptcy or liquidation events, if we assign or otherwise transfer the agreement to a third party that does not agree to assume all of our rights and obligations set forth in the agreement, or if we fail to reach certain specified milestones.

Cystic Fibrosis Foundation Therapeutics, Inc. - In 2005 and 2009, we entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby we received $1.7 million and $2.2 million for each respective agreement in research funding for the development of ARIKACE. If ARIKACE becomes an approved product for CF in the US, we will owe a payment to CFFT of up to $13.4 million that is payable over a three-year period after approval as a commercialized drug in the US. Furthermore, if certain sales milestones are met within 5 years of the drug commercialization approval in the US, we would owe an additional payment of $3.9 million.

National Institutes of Allergy and Infectious Diseases - In 2012, we entered into a cooperative research and development agreement (CRADA) with National Institutes of Allergy and Infectious Diseases (NIAID) to evaluate the safety and efficacy of ARIKACE in patients with NTM lung disease in our phase 2 clinical study.  NIAID agreed to provide biostatistical advisory input in connection with the phase 2 NTM study.  If we decide not to continue with the commercialization of ARIKACE in NTM, NIAID will have the right to complete the clinical trial.  Further NIAID may elect to pursue its rights to obtain license rights to certain inventions made under the CRADA.

License Agreements and Other Collaboration Agreements Relating to Other Compounds

Ipsen and Genentech - In March 2007, we were granted a license or sublicense as applicable to patents held by Ipsen and Genentech to develop IPLEX in certain medical indications in the US and foreign territories.  In November 2008 we gained Royalty-Free Worldwide Rights for IPLEX from Ipsen and Genentech in connection with potential expanded access ALS programs.

NAPO Pharmaceuticals - In January 2007, we entered into an agreement with NAPO Pharmaceuticals, whereby we granted NAPO a license for INSM-18 also known as Masoprocal. The license gives NAPO the right to develop, manufacture and commercialize Masoprocal products for any indications relating specifically to diabetes, cardiac disease, vascular disease, metabolic disease and Syndrome X. The agreement calls for payments from NAPO to us upon the achievement of certain milestones which have not yet been met.

TriAct - In December 2010, we entered into an agreement with TriAct Therapeutics Inc. (“TriAct”) whereby we granted TriAct an exclusive license for INS-18 also known as Masoprocal. The license gives TriAct the right to develop, manufacture and commercialize Masoprocal products for any indications relating specifically to oncology. The agreement calls for the issue of TriAct common stock to Insmed upon the achievement of certain milestones.  To date, no milestones have been achieved and no common stock has been received.

Eleison - In February 2011, we entered into an agreement with Eleison Pharmaceuticals whereby we granted Eleison an exclusive license for Inhaled CISPLATIN Lipid Complex. The license gives Eleison the right to develop, manufacture and commercialize inhaled CISPLATIN Lipid Complex for cancers affecting the lung.  Payments totaling $1.0 million were received in 2011 and are recorded in license fees.

Premacure (now Shire plc) - In May 2012, we entered into an agreement with Premacure pursuant to which we granted to Premacure an exclusive, worldwide license to develop manufacture and commercialize IGF-1, with its natural binding protein, IGFBP-3,  for the prevention and treatment of complications of preterm birth (the “Premacure License Agreement”).  In March 2013, we amended the Premacure License Agreement to provide Premacure with the option, exercisable by Premacure any time prior to April 30, 2013, to pay us $11.5 million and assume any of our royalty obligations to other parties in exchange for a fully paid license. If Premacure exercises this option, we would not be entitled to future royalties from Premacure.

Index

Trademarks

In addition to our patents and trade secrets, we have filed applications to register certain trademarks in the US and/or abroad, including INSMED, ARIKACE, and IPLEX. At present, we have received either registration or a notice of allowance for these marks from the US Patent and Trademark Office.  We have also received foreign allowances or issued foreign registrations for certain of these marks. In December 2012, we learned that the EMA had no objection to our use of the name ARIKACE.  In early 2013, we learned that the FDA objected to our use of the name ARIKACE as our proposed trade name for our liposomal amakacin for inhalation product candidate.  We have not decided whether to appeal the FDA’s decision.  Even if we do appeal we may be required to adopt an alternative name for our product candidate.  Our ability to obtain and maintain trademark registrations will in certain geographical locations depend on making use of the mark in commerce on or in connection with our products and approval of the trademarks for our products by regulatory authorities in each country.

COMPETITION

The biotechnology and pharmaceutical industries are highly competitive.  We face potential competitors from many different areas including commercial pharmaceutical, biotech and device companies, academic institutions and scientists, other smaller or earlier stage companies and non-profit organizations developing anti-infective drugs and drugs for respiratory diseases.  Many of these companies have greater human and financial resources and may have product candidates in more advanced stages of development and may reach the market before our product candidates.  Competitors may develop products that are more effective, safer or less expensive or that have better tolerability or convenience.  We also may face generic competitors where third-party payors will encourage use of the generic products.  Although we believe that our formulation delivery technology, respiratory and anti-infective expertise, experience and knowledge in our specific areas of focus provide us with competitive advantages, these potential competitors could reduce our commercial opportunity.

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

Novartis has two products for the treatment of Pseudomonas lung infections in CF patients. Tobi was the first inhaled antibiotic to be approved by the FDA for the treatment of CF patients with Pseudomonas lung infections and has been sold in the US since January 1998.  Tobi requires administration twice daily for approximately 15 to 20 minutes per treatment for a daily total of approximately 30 to 40 minutes per day.  Tobi continues to be the most used product in Europe and the US. Tobramycin inhalation powder, also known as TIP or Tobi Podhaler®, is a dry powder version of tobramycin approved by the EU in 2011 for use by CF patients with Pseudomonas.  Novartis filed for approval of Tobi Podhaler in the US and the FDA is reviewing the application.

Forest Laboratories markets inhaled colistin in Europe under the name Colomycin® as inhaled solution and Colobreathe as inhaled dry powder. Colistin is used in Europe primarily as an adjunct therapy and in some cases as a primary therapy.  Because it is less expensive than Tobi, colistin is used as a first line treatment in some countries that have a more restrictive reimbursement system.  Colistin is not approved for inhaled treatment in the US, but it is frequently used off label (via pharmacist compounding) for patients that cannot use Tobi and for more severe patients in the off month alternating with Tobi in an attempt to maintain lung function in patients who are deteriorating on Tobi alone.

Gilead Sciences markets Cayston® (aztreonam for inhalation) which received approval from the FDA in early 2010.  Cayston requires administration three times per day for two to three minutes for each treatment for a daily total of approximately about 10 minutes.  Gilead received conditional approval for Cayston in Europe during September 2009.  Cayston is approved for one cycle of treatment.

In addition, we are aware of at least two other companies, Aptalis Pharmaceuticals and KaloBios Pharmaceuticals, which have products potentially competitive to ARIKACE currently in development.

Index

Market data on marketed competitors for the treatment of Pseudomonas lung infections in CF patients as reported by the individual companies is summarized below.

Competitor	Product/Product Candidate for Pseudomonas Lung Infections in CF Patients	Class of Product	Key Marketing Approvals	2012 Reported Sales (millions)
Novartis	Tobi (Tobramycin Inhalation Solution or TIS)	Aminoglycoside	Europe, US and Canada	$276
Novartis	Tobi Podhaler (Tobramycin Inhalation Powder or TIP)	Aminoglycoside	Europe and Canada; application filed in US	$41
Gilead	Cayston (Aztreonam for Inhalation Solution)	Monobactam	Europe and US	$107
Forest	Colimycin (Colistimethate Sodium for Inhalation)	Polymixin	Europe	Not reported
Forest	Colobreathe (Colistimethate Sodium Powder)	Polymixin	Europe	Not reported
Chiesi	Bramitob® (Tobramycin Inhalation Solution)	Aminoglycoside	Europe	Not reported
Aptalis Pharmaceuticals	Aeroquin™ (Inhaled Levofloxacin)	Flouroquinolone	None - Phase 3 (data reported)	Not approved
KaloBios Pharmaceuticals	KB001-A (IV administered PEGylated mAb fragment)	Monoclonal Antibody	None - Phase 2 (initiated January 2013)	Not approved

We are not aware of any other companies developing an inhaled antibiotic for NTM lung infections. While there is no approved treatment for NTM lung infections, there is an American Thoracic Society (ATS)/Infectious Diseases Society of America (IDSA) treatment regimen that is utilized.

GOVERNMENT REGULATION

Orphan Drugs

European Union

The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would be sufficient to justify developing the drug. Orphan drug designation is available either if there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition or if a method does exist, but the proposed orphan drug will be of significant benefit to patients.

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

Index

United States

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the US. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation provides certain exclusivity benefits, tax credits for certain research and a waiver of the NDA application user fee. However, it does not convey any advantage in or shorten the duration of the regulatory review and approval process. The first NDA applicant with FDA orphan drug designation for a particular active ingredient to receive FDA approval of the designated drug for the indication for which it has such designation, is entitled to a seven-year exclusive marketing period, often referred to as orphan drug exclusivity, in the US for that product and indication. During the orphan drug exclusivity period, the FDA may not approve any other applications to market the same drug for the same indication for use, except in limited circumstances, such as a showing of clinical superiority to the product that has orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

Drug Approval

Europe

To obtain approval of a drug under EU regulatory systems, we may submit marketing authorizations either under a centralized or decentralized procedure. These procedures apply in the EU member states, plus the European Economic Area countries, Norway and Iceland. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes and for orphan drugs and is optional for those which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states. Under this procedure, an applicant submits an application, including a summary of product characteristics and proposed labeling and packaging, to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states.

United States

In the US, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable US requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve and even accept for review pending new drug applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development in the US typically involves non-clinical laboratory and animal tests, the submission to the FDA of a notice of claimed investigational exemption or an investigational new drug (IND) application, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Certain non-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may be performed after the IND is submitted.

Index

 A 30-day waiting period after the submission of an IND is required prior to the commencement of clinical testing in humans. If the FDA has not placed the proposed clinical trial on hold within this 30-day period and the applicable institutional review board(s) has approved the trial, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator.  Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated.  Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients.  The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval.  An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. For phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness.  Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in phase 2 evaluations, phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.

After completion of the required clinical testing, a NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the US. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees. These fees are typically increased annually.

The FDA has 60 days from its receipt of a NDA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for non-priority drug products are reviewed within twelve months of submission. The review process may be extended by FDA for three additional months to consider certain information or clarification regarding information already provided in the submission.

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

Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with Good Clinical Practice. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practices is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing and testing facilities, it issues either an approval letter or a complete response letter. Complete response letters generally outline the deficiencies in the submission and delineate the additional testing or information needed in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

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

Upon NDA approval, the approved drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug except under certain circumstances.  Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which FDA cannot approve an ANDA for a generic drug that includes the change. After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension.  The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval) up to a maximum of five years.  The time can be shortened if FDA determines that the applicant did not pursue approval with due diligence.  The total patent term after the extension may not exceed 14 years. For patents that might expire during the application phase, the patent owner may request an interim patent extension.  An interim patent extension increases the patent term by one year and may be renewed up to four times.  For each interim patent extension granted, the post-approval patent extension is reduced by one year.  The director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely.  Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Fast Track Designation

Under the fast track program, the sponsor of an IND may request FDA to designate the drug candidate as a fast track drug if it is intended to treat a serious condition and fulfill an unmet medical need. FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. Once FDA designates a drug as a fast track candidate, it is required to facilitate the development and expedite the review of that drug by providing more frequent communication with and guidance to the sponsor.

In addition to other benefits such as the ability to have more interactions with FDA, FDA may initiate review of sections of a fast track drug’s NDA before the application is complete. This rolling review is available if the applicant provides and FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, the fast track designation may be withdrawn by FDA if FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Priority Review

Under FDA policies, a drug candidate is eligible for priority review, or review within an eight-month time frame from the time an NDA is submitted, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track designated drug candidate would ordinarily meet FDA’s criteria for priority review. The FDA makes its determination of priority or standard review during the 60-day filing period after a NDA submission.

Combination Products

A combination product is a product comprised of (i) two or more regulated components, i.e., drug/device, biologic/device, drug/biologic, or drug/device/biologic, that are physically, chemically, or otherwise combined or mixed and produced as a single entity; (ii) two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products; (iii) a drug, device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, device, or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or (iv) any investigational drug, device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

Index

FDA is divided into various branches, or Centers, by product type.  Different Centers typically review drug, biologic, or device applications.  In order to review an application for a combination product, the FDA must decide which Center should be responsible for the review.  FDA regulations require that FDA determine the combination product’s primary mode of action, or PMOA, which is the single mode of a combination product that provides the most important therapeutic action of the combination product.  The Center that regulates that portion of the product that generates the PMOA becomes the lead evaluator.  If there are two independent modes of action, neither of which is subordinate to the other, the FDA makes a determination as to which Center to assign the product based on consistency with other combination products raising similar types of safety and effectiveness questions or to the Center with the most expertise in evaluating the most significant safety and effectiveness questions raised by the combination product.  When evaluating an application, a lead Center may consult other Centers but still retain complete reviewing authority, or it may collaborate with another Center, by which the Center assigns review of a specific section of the application to another Center, delegating its review authority for that section.  Typically, the FDA requires a single marketing application submitted to the Center selected to be the lead evaluator, although the agency has the discretion to require separate applications to more than one Center.  One reason to submit multiple evaluations is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity.  If multiple applications are submitted, each may be evaluated by a different lead Center.

Antibiotic Exclusivity

A drug product designated by the FDA as a qualified infectious disease product, or QIDP, is granted an additional five years of marketing exclusivity upon NDA approval.  This exclusivity applies only with respect to drugs that are first approved on or after July 9, 2012.  A QIDP is defined as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or certain pathogens that have the potential to pose a serious threat to public health and that are included in a list established and maintained by FDA.

A drug sponsor may request that FDA designate its product as a QIDP at any time prior to NDA submission.  FDA must make a QIDP determination within 60 days of receiving the designation request.  Any NDA for a drug designated as a QIDP will be granted priority review.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information.  Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration.  Sponsors are also obligated to discuss the results of their clinical trials after completion.  Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved.  Competitors may use this publicly-available information to gain knowledge regarding the progress of development programs.

Other US Regulatory Requirements

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

Index

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

In addition, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the FDA inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs.

Regulatory authorities may withdraw product approvals or request product recalls if a Company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Pediatric Information

European Union

           For the EMA, pediatric data or an approved pediatric investigation plan, or PIP, is required to submit an MAA in the European Union. In December 2010, we received Positive Opinion of the Pediatric Committee of the EMA on the agreement of our PIP, on the granting of a deferral, and on the granting of a waiver for amikacin (sulfate) nebulizer suspension for inhalation use, in the treatment of Pseudomonas lung infection/colonization in CF patients in accordance with relevant European regulations. Our PIP is subject to modifications from time to time.

United States

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.  Under the Best Pharmaceuticals for Children Act (BPCA), pediatric research is incentivized by the possibility of six additional months of pediatric exclusivity, which if granted, is added to existing exclusivity periods and patent terms listed for the applicable drug in the FDA’s Orange Book at the time the sponsor satisfies FDA’s “written request” for pediatric research. Sponsors may negotiate the terms of the written request during drug development. While the sponsor of an orphan designated drug may not be required to perform pediatric studies under PREA, they are eligible to participate in the incentives under the BPCA.

Regulation Outside the US and Europe

In addition to regulations in the US and Europe, we will be subject to a variety of regulations in other jurisdictions governing clinical studies of our candidate products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of countries outside the US before we can commence clinical studies or marketing of the product in those countries. The requirements for approval and the approval process vary from country to country, and the time may be longer or shorter than that required for FDA approval. Furthermore, we must obtain any required pricing approvals in addition to regulatory approval prior to launching the product in the approving country.

Health Canada

Health Canada (HC) is the government agency that provides regulatory and marketing approval for drugs and therapeutic products in Canada. The upcoming Legislative and Regulatory Modernization (LRM) is the most significant drug regulatory system reform in Canada in more than 50 years and is expected to overhaul Canada’s Food and Drugs Act and Regulations. The LRM supports a ‘lifecycle’ regulatory approach and is focused on strengthening evidence-based decision making, good regulatory planning, licensing, post-licensing, accountability, authority and enforcement. Through this framework, HC intends to improve the market authorization process and implement necessary regulatory frameworks. In October 2010, HC accelerated its modernization efforts. This included the proposed regulatory pathways for Orphan Drugs (harmonized with US/EU regulations).

Index

Medical Device Regulation

If approved, ARIKACE will be administered via inhalation through an optimized eFlow Nebulizer System, which is a medical device that is also subject to extensive government regulation.  The optimized eFlow Nebulizer System is approved in the EU, and it must be approved in any country in which we intend to commercialize ARIKACE.

Similar to an NDA-approved product, the medical device is subjected to certain post-clearance requirements.  Those requirements include continuing Quality System compliance, Medical Device Reporting, and promotional material regulations.

In addition to regulations in the US, we will be subject to a variety of regulations in other jurisdictions governing the medical device. Whether or not we obtain FDA approval for a product and the medical device that will be used with ARIKACE, we must obtain approval of a product and the medical device by the comparable regulatory authorities of countries outside the US before we can commence marketing of the product in those countries. The requirements for approval and the approval process vary from country to country, and the time may be longer or shorter than that required for FDA approval.

Under certain harmonized medical device approval/clearance regulations outside the US, reference to US clearance permits fast-tracking of market clearance.  Other regions are harmonized with EU standards, and therefore recognize the CE mark (Conformité Européene, which means European Conformity) as a declaration of conformity to applicable standards.  CE mark is standard designation for EU member States for market authorization.

Reimbursement of Pharmaceutical Products

In the US, many independent third-party payers, as well as the Medicare and state Medicaid programs, reimburse buyers of pharmaceutical products. Medicare is the federal program that provides health care benefits to senior citizens and certain disabled and chronically ill persons. Medicaid is the federal program administered by the states to provide health care benefits to certain indigent persons. In return for including our pharmaceutical commercial products in the Medicare and Medicaid programs, we will need to agree to pay a rebate to state Medicaid agencies that provide reimbursement for those products. We will also have to agree to sell our commercial products under contracts with the Department of Veterans Affairs, Department of Defense, Public Health Service, and numerous other federal agencies as well as certain hospitals that are designated as 340B covered entities (entities designated by federal programs to receive drugs at discounted prices) at prices that are significantly below the price we charge to commercial pharmaceutical distributors. These programs and contracts are highly regulated and will impose restrictions on our business. Failure to comply with these regulations and restrictions could result in a loss of our ability to continue receiving reimbursement for our drugs once approved.

Different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for dug products will allow favorable reimbursement and pricing arrangements for any of our products.

Index

EMPLOYEES

As of December 31, 2012, we had a total of 41 employees, including 18 in research, clinical, regulatory and quality assurance; 11 in technical operations, manufacturing and quality control; and 12 in general and administrative functions.  We anticipate additional hires in 2013.

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

AVAILABLE INFORMATION

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act. We make available on our website at http://www.insmed.com, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.  The public can also obtain materials that we file with the SEC through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room is available by calling the SEC at 800-SEC-0330.

Also available through our website’s “Investor Relations Corporate Governance” page are charters for the Audit, Compensation and Nominations and Governance committees of our board of directors, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics.

The references to our website and the SEC’s website are intended to be inactive textual references only.  Neither the contents of our website, nor the contents of the SEC’s website, are incorporated by reference in this Annual Report on Form 10-K.

FINANCIAL INFORMATION

The financial information required under this Item 1 is incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Our business is subject to substantial risks and uncertainties. Any of the risks and uncertainties described below, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, or the value of an investment in our common stock.  In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Form 10-K (please read the “Cautionary Note Regarding Forward-Looking Statements” appearing at the beginning of this Form 10-K). The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations, prospects and the value of an investment in our common stock and could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements.

Risks Related to Development and Commercialization of our Product Candidates

Our near term prospects are highly dependent on the success of our most advanced product candidate, ARIKACE.  If we are unable to successfully complete the development of, obtain regulatory approval for, and commercialize ARIKACE, our business and the value of our common stock may be materially adversely affected.

We are investing substantially all of our efforts and financial resources in the development of ARIKACE, our most advanced product candidate.  Our ability to generate product revenue from ARIKACE, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful completion of development of, receipt of regulatory approval for and commercialization of ARIKACE.

Index

Positive results from preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from earlier clinical trials of a drug candidate may not be replicated in later clinical trials.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in earlier stages of development. Accordingly, the results of the completed clinical trials for ARIKACE may not be predictive of the results we may obtain in our clinical trials currently in progress or other trials.  We do not expect ARIKACE or any other drug candidates we may develop to be commercially available for at least several years, if at all.

We have not completed the research and development stage of ARIKACE or any other product candidates other than IPLEX, which we no longer market.  If we are unable to successfully commercialize ARIKACE or any other products, it may materially adversely affect our business, financial condition, results of operations and our prospects.

Our long-term viability and growth depend on the successful commercialization of ARIKACE and potentially other product candidates that lead to revenue and profits.  Pharmaceutical product development is an expensive, high risk, lengthy, complicated, resource intensive process.  In order to conduct the development programs for our products, we must, among other things, be able to successfully:

•	Identify potential drug product candidates;
•	Design and conduct appropriate laboratory, preclinical and other research;
•	Submit for and receive regulatory approval to perform clinical studies;
•	Design and conduct appropriate preclinical and clinical studies according to good laboratory and good clinical practices and FDA disease-specific expectations;
•	Select and recruit clinical investigators;
•	Select and recruit subjects for our studies;
•	Collect, analyze and correctly interpret the data from our studies;
•	Submit for and receive regulatory approvals for marketing; and
•	Manufacture the drug product candidates and device components according to cGMP.

The development program with respect to any given product will take many years and thus delay our ability to generate profits.  In addition, potential products that appear promising at early stages of development may fail for a number of reasons, including the possibility that the products may require significant additional testing or turn out to be unsafe, ineffective, too difficult or expensive to develop or manufacture, too difficult to administer or unstable. If we do not proceed with the development of our ARIKACE program in the CF or NTM indications, certain organizations that provided funding to us for such developmental efforts may elect to proceed with the development of these indications. Even if we are successful in obtaining regulatory approval for our product candidates, including ARIKACE, we may not obtain labeling that permits us to market them with commercially viable claims because our clinical trials may not provide head-to-head comparisons with other drugs.  Failure to successfully commercialize our products will adversely affect our business, financial condition, results of operations and prospects.

If the FDA or EMA limits our proposed CF or NTM treatment population for ARIKACE, our preclinical studies do not produce positive results or our clinical trials are delayed, or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates in the US, Europe or other countries.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans.   We initiated a phase 2 NTM study in the US, fully enrolled patients in a phase 3 trial for CF patients with Pseudomonas lung infection in Europe and Canada, and initiated a two-year CF extension study in Europe and Canada.  In addition, as discussed below, in 2011 the FDA requested that we conduct a 9-month dog inhalation toxicity study to determine if the findings of the long-term rat inhalation carcinogenicity study with ARIKACE are observed in a non-rodent model.

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

•	Regulators or institutional review boards may prevent us from commencing a clinical trial or conducting a clinical trial at a prospective trial site;
•	Enrollment in the clinical trials may take longer than expected or the clinical trials as designed may not allow for sufficient patient accrual to complete enrollment of the trial;
•	We may decide to limit or abandon our commercial development program;
•
Conditions imposed on us by the FDA or any non-US regulatory authority regarding the scope or design of our clinical trials may require us to collect and submit information to regulatory authorities, Ethics Committees, institutional review boards or others for review and approval;

•	The number of patients required for our clinical trials may be larger than we anticipate or participants may drop out of our clinical trials at a higher rate than we anticipate;
•
Our third party contractors, contract research organizations, which we refer to as CROs, or clinical investigators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;

•
We may have to suspend or terminate one or more of our clinical trials if we, the regulators or the institutional review boards determine that the participants are being exposed to unacceptable health risks or for other reasons;

•
We may not be able to claim that a product candidate provides an advantage over current standard of care or future competitive therapies in development because our clinical studies may not have been designed to support such claims;

•
Regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including potential safety concerns or noncompliance with regulatory requirements;

•	The cost of our clinical trials may be greater than we anticipate;
•
The supply or quality of product used in clinical trials or other materials necessary to conduct our clinical trials may be insufficient or inadequate or we may not be able to reach agreements on acceptable terms with prospective contract manufacturers or CROs; and

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

For example, results from our rodent carcinogenicity study showed that when rats were given ARIKACE daily by inhalation for two years, 2 of the 120 rats receiving the highest dose had a single lung tumor. These rats received ARIKACE doses that were within two-fold of those in clinical studies (normalized on a body surface area basis or a lung weight basis).  .  Based on these results, in 2011 the FDA placed clinical holds on our phase 3 clinical trials for ARIKACE, which holds were lifted in 2012.  While we are conducting a dog toxicology study to better understand the impact of ARIKACE on another animal model to satisfy the FDA’s request, approvability or labeling of ARIKACE may be negatively affected by these results.  In late January 2013, we concluded the 9 month dosing phase of the dog inhalation toxicity study.  Consistent with the design of the study, a review of the lung and kidney tissues was conducted following the completion of the 9 month dosing and an unaudited interim report was prepared setting forth the findings of this review.  We recently submitted this unaudited interim report to the FDA  While we await final results from ongoing studies and trials, we do not know whether we will proceed with our clinical program for ARIKACE for the treatment of Pseudomonas lung infections in CF patients in the US.  In addition, we do not know whether any additional preclinical tests, other than the dog inhalation toxicity study or clinical trials, will be required or otherwise initiated, will need to be restructured or will be completed on schedule, if at all.  Significant preclinical or clinical trial delays also could shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates.  Such delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.  Our product development costs have and may continue to increase if we experience further delays in testing or approvals.

Index

We may not have, or may be unable to obtain, sufficient quantities of our product candidates to meet our required supply for clinical studies or commercialization requirements.

We do not have any in-house manufacturing capability other than for development and characterization and depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our product candidates on a clinical or commercial scale. ARIKACE and the nebulizer each are supplied by a sole manufacturer.  We are dependent on Althea Technologies for the production of ARIKACE.  We are dependent upon PARI for the production and supply of the eFlow Nebulizer System.  The inability of a supplier to fulfill our supply requirements could materially adversely affect our ability to obtain and maintain regulatory approvals and future operating results. A change in the relationship with any supplier, or an adverse change in their business, could materially adversely affect future operating results.

We are dependent upon PARI being able to provide an adequate supply of nebulizers both for our clinical trials and for commercial sale in the event ARIKACE receives marketing approval.  These nebulizers must be in good working order and meet specific performance characteristics. We intend to work closely with PARI to coordinate efforts regarding regulatory requirements.

We are dependent upon Althea being able to provide an adequate supply of ARIKACE both for our clinical trials and for commercial sale in the event ARIKACE receives marketing approval.  Althea currently manufactures ARIKACE at a relatively small scale.  In order to meet potential commercial demand if ARIKACE is approved, we will need to work with Althea and others to increase the scale of our manufacturing activities.  We intend to work closely with Althea to coordinate efforts regarding regulatory requirements and our supply needs.

We do not have long-term commercial agreements with all of our suppliers, and if any of our suppliers are unable or unwilling to perform for any reason, we may not be able to locate suppliers or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our components in a timely manner from these third parties could delay clinical trials or commercialization and prevent us from developing and distributing our products in a cost-effective manner or on a timely basis.

In addition, manufacturers of our components are subject to cGMP and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA as well as other regulatory authorities in jurisdictions outside the US will not grant approval and may institute restrictions on the marketing or sale of our products.  We are reliant on third-party manufacturers and suppliers to meet our clinical supply demands and any future commercial products.  Delays in receipt of materials, scheduling, release, custom’s control and regulatory compliance issues may adversely impact our ability to initiate, maintain or complete clinical trials that we are sponsoring or may adversely impact commercialization.  Commercial manufacturing and supply agreements have not been established.  Issues arising from scale-up, facility construction, environmental controls, equipment requirements, local and federal permits and allowances or other factors may have an adverse impact on our ability to manufacture our product candidates.

We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA and EMA.

We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA and EMA. Since our merger with Transave, we have not completed a phase 3 clinical trial for, obtained regulatory approval of or commercialized any of our product candidates. Our limited experience might prevent us from successfully designing, implementing, or completing a clinical trial. We have limited experience in conducting and managing the application process necessary to obtain regulatory approvals and we might not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize ARIKACE, or might be significantly delayed in doing so, which may materially harm our business.

Index

We may not be able to enroll enough patients to complete our clinical trials.

The completion rate of clinical studies of our products is dependent on, among other factors, the patient enrollment rate.  Patient enrollment is a function of many factors, including:

•	Investigator identification and recruitment;
•	Regulatory approvals to initiate study sites;
•	Patient population size;
•	The nature of the protocol to be used in the trial;
•	Patient proximity to clinical sites;
•	Eligibility criteria for the study;
•	The patients’ willingness to participate in the study;
•	Competition from other companies’ clinical studies for the same patient population; and
•	Ability to obtain any necessary comparator drug or medical device.

We believe our procedures for enrolling patients to date have been appropriate. However, delays in patient enrollment would increase costs and delay ultimate commercialization and sales, if any, of our products.

The commercial success of ARIKACE or any other product candidates that we may develop will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Even if we are able to successfully complete development of, obtain regulatory approval for, and bring ARIKACE to market, ARIKACE may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If ARIKACE or any other products we bring to market do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of ARIKACE and any other product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	The prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
•	The efficacy and potential advantages over alternative treatments;
•	The pricing of our product candidates;
•	Relative convenience and ease of administration;
•	The willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	The strength of marketing and distribution support and timing of market introduction of competitive products;
•	Publicity concerning our products or competing products and treatments, including competing products becoming subject to generic pricing; and
•	Sufficient third party insurance coverage or reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical trials, market acceptance of the product will not be known until after it is launched. For example, if a clinical trial is not designed to demonstrate advantages over alternative treatments, we may be prohibited from promoting our product candidates on any such advantages.  Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by more established technologies marketed by our competitors.

Index

We currently have no marketing or sales organization, and we have limited experience as a company in marketing drug products.  If we are unable to establish our own marketing and sales capabilities, or are unable to enter into agreements with third parties, to market and sell our products after they are approved, we may not be able to generate product revenues.

We do not have a sales organization for the marketing, sales and distribution of any drug products.  In order to commercialize ARIKACE or any other product candidates, we must develop these capabilities on our own or make arrangements with third parties for the marketing, sales and distribution of our products.  The establishment and development of our own sales force would be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capability.  As a result, we may seek one or more partners to handle some or all of the sales and marketing of ARIKACE.  However, we may not be able to enter into arrangements with third parties to sell ARIKACE on favorable terms or at all.  In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we may not be able to successfully commercialize ARIKACE or any other product candidates that we develop, which would adversely affect our ability to generate product revenues.  Further, whether we commercialize products on our own or rely on a third party to do so, our ability to generate revenue will be dependent on the effectiveness of the sales force.

Risks Related to Our Reliance on Third Parties

We rely on third parties including clinical research organizations, or CROs, for many services.  If we are unable to form and sustain these relationships, or if any third-party arrangements that we may enter into are unsuccessful, our ability to develop and commercialize our products may be materially adversely affected.

We currently rely, and expect that we will in the future rely, on third parties for significant research, analytical services, preclinical development and clinical development.  For example, almost all of our clinical trial work is done by CROs.  Reliance on these third parties poses a number of risks, including the following:

•	We may face significant competition in seeking appropriate partners;
•	These arrangements are complex and time consuming to negotiate, document and implement;
•	We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements that we might pursue on favorable terms;
•	We may not be able to effectively control whether the CROs or other third parties will devote sufficient resources to our programs or products;
•	We are not able to control the regulatory compliance of CROs, third-party suppliers, contractors and collaborators;
•
Disagreements with third parties and CROs may be difficult to resolve and could result in a dispute over and loss of intellectual property rights, delay or termination of the research, development, or commercialization of product candidates or result in litigation or arbitration;

•	Contracts with our collaborators may fail to provide sufficient protection of our intellectual property; and
•	We may have difficulty enforcing the contracts if one of these collaborators fails to perform.

A great deal of uncertainty exists regarding the success of any current and future third-party efforts on which we might depend.  Failure of these efforts could delay, impair, or prevent the development and commercialization of our products and adversely affect our business, financial condition, results of operations and prospects.

We rely on PARI, a third party manufacturer, to supply the nebulizer that is exclusively used for ARIKACE. Any disruption in supply of the nebulizer will have a material adverse effect on our business.

We are dependent upon PARI being able to provide an adequate supply of nebulizers both for our clinical trials and for commercial sale in the event ARIKACE receives marketing approval.  These nebulizers must be in good working order, meet specific performance characteristics and be approved by FDA along with ARIKACE. We have no alternative supplier for the nebulizer and we do not intend to seek an alternative or secondary supplier of nebulizers.  We do not have a long-term supply agreement with PARI.  PARI has the right to terminate this agreement upon written notice for our uncured material breach, if we are the subject of specified bankruptcy or liquidation events, if we assign or otherwise transfer the agreement to a third party that does not agree to assume all of our rights and obligations set forth in the agreement, or if we fail to reach certain specified milestones, including the requirement that we use commercially reasonable efforts to develop, commercialize, market, and sell ARIKACE for use in CF indications in one or more countries (and at least in the US). A disruption in the supply of nebulizers could delay, impair, or prevent the development and commercialization of our products and adversely affect our business, financial condition, results of operations and prospects.

Index

We rely on Althea, a third party manufacturer, to supply ARIKACE. Any disruption in the supply of ARIKACE could have a material adverse effect on our business.

We are dependent upon Althea being able to provide an adequate supply of ARIKACE both for our clinical trials and for commercial sale in the event ARIKACE receives marketing approval.  Althea currently manufactures ARIKACE at a relatively small scale.  In order to meet potential commercial demand if ARIKACE is approved, we will need to work with Althea to increase the scale of our manufacturing activities.  We do not have a long term supply agreement with Althea.  Althea recently announced that it had entered into an agreement to be acquired by Ajinomoto Co., a global manufacturing company based in Japan.  We do not know at this point how this contemplated acquisition might affect our relationship with Althea, if at all.

We intend to identify other third parties to manufacture ARIKACE.  We also intend to have ARIKACE manufactured at a larger scale in order to meet potential demand if ARIKACE is approved for sale.  We may not be able to identify or secure an alternative source of ARIKCACE at an adequate scale of production.

We currently depend on third parties to conduct the operations of our clinical trials.

We rely on third parties, such as CROs, medical institutions, clinical investigators and contract laboratories to oversee some of the operations of our clinical trials and to perform data collection and analysis. As a result, we may face additional delays outside of our control if these parties do not perform their obligations in a timely fashion or in accordance with regulatory requirements.  If these third parties do not successfully carry out their contractual duties or obligations and meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our financial results and the commercial prospects for ARIKACE or our other potential product candidates could be materially harmed, our costs could increase and our ability to obtain regulatory approval and commence product sales could be delayed.

Risks Related to Our Financial Condition and Capital Requirements

We have a history of operating losses. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

We are a biopharmaceutical company focused on the development of innovative inhaled pharmaceuticals for the site-specific treatment of serious lung diseases.  We have incurred losses each previous year of our operation, except in 2009, when we sold our manufacturing facility and certain other assets to Merck.  We expect to continue incurring operating losses for the foreseeable future.  The process of developing and commercializing our products requires significant pre-clinical and clinical testing as well as regulatory approvals for commercialization and marketing before we are allowed to begin product sales.  In addition, commercialization of our drug candidates likely would require us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities.  We expect that our activities, together with our general and administrative expenses, will continue to result in substantial operating losses for the foreseeable future.  As of December 31, 2012, our accumulated deficit was $335.5 million.  For the year ended December 31, 2012, our consolidated net loss was $41.4 million.

To achieve and maintain profitability, we need to generate significant revenues from future product sales. This will require us to be successful in a range of challenging activities, including:

•
Successfully completing development of and obtaining regulatory approval for the marketing of ARIKACE and possibly other product candidates which have yet to be developed and which would also require marketing approval;

•	Commercializing ARIKACE and any other product candidates for which we obtain marketing approval; and
•	Achieving market acceptance and reimbursement of ARIKACE and any other product candidates for which we obtain marketing approval in the medical community and with patients and third-party payors.

Index

       ARIKACE will require marketing approval and significant investment in commercial capabilities, including manufacturing and sales and marketing efforts, before its product sales can generate any revenues for us.  Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the extent of any future losses.  We may never successfully commercialize ARIKACE or any other products, generate significant future revenues or achieve and sustain profitability.

We expect that we will need additional funds in the future to continue our operations, but we face uncertainties with respect to our ability to access capital.

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to incur substantial research and development expenses, and we expect to expend substantial financial resources to complete development of, seek regulatory approval for, and prepare for commercialization of ARIKACE. We may need to seek additional funding in order to complete any clinical trials related to ARIKACE, seek regulatory approvals of ARIKACE, and commercially launch ARIKACE. We also may require additional future capital in order to continue our other research and development activities or to acquire complementary technology.  As of December 31, 2012, we had $92.9 million of cash and cash equivalents and a certificate of deposit on hand. If adequate funds are not available to us when needed, we may be required to reduce or eliminate research and development programs or commercial efforts.

Our future capital requirements will depend on many factors, including factors associated with:

•	Phase 2 and phase 3 clinical trials and commercialization of ARIKACE;
•	Non-clinical and clinical testing;
•	Process development and scale up for manufacturing;
•	Manufacturing;
•	Performance of our third-party suppliers and manufacturers;
•	Obtaining marketing, sales and distribution capabilities;
•	Obtaining regulatory approvals;
•	Research and development, including formulation development;
•	Retaining employees and consultants;
•	Filing and prosecuting patent applications and enforcing patent claims;
•	Establishing strategic alliances and collaborations with third-parties; and
•	Current and potential future litigation.

We also may need to spend more funds than currently expected because we may further change or alter drug development plans, acquire additional drugs or drug candidates or we may misjudge our costs.  As of December 31, 2012, we had no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable.  We cannot assure that our cash reserves together with any subsequent funding will be sufficient for our capital requirements.  The failure to satisfy our capital requirements will adversely affect our business, financial condition, results of operations and prospects.

We may seek additional funding through strategic alliances, private or public sales of our securities, debt financing or licensing all or a portion of our technology or through other means.  Such funding may significantly dilute existing shareholders, subject us to contractual restrictions such as operating or financial covenants or limit our rights to our technology.

We currently have no meaningful source of revenue.

We generated no revenue in 2012.  Our revenue from our expanded access program, or EAP, and the sale of IPLEX were our only material sources of operating revenue prior to 2012.  Unless we can execute one or more revenue generating transactions or successfully obtain regulatory approval for and commercialize ARIKACE, we will have no material sources of operating revenue. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop and seek to commercialize ARIKACE.

Index

If we are not successful in our efforts to evaluate potential future IPLEX initiatives and to identify and engage in possible out- licensing opportunities for IPLEX, we may not derive any future revenues from IPLEX.

We continue to evaluate possible out-licensing opportunities for IPLEX. We may have difficulty identifying possible markets and prospective partners for out-licensing. Even if we are able to enter into out-licensing arrangements, we may not derive any revenue from those arrangements.

Our loan agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) contains covenants that impose restrictions on our operations that may adversely affect our ability to optimally operate our business or to maximize shareholder value.

Our loan agreement with Hercules contains various restrictive covenants, including restrictions on our ability to incur additional debt, transfer or place a lien or security interest on our assets, including our intellectual property, merge with or acquire other companies, redeem or repurchase any shares of our capital stock or pay cash dividends to our stockholders.  The Loan Agreement also contains certain other covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the Loan Agreement. In addition, pursuant to the Loan Agreement, the lender has the right to participate, in an amount of up to $1.0 million, in certain future private equity financing(s).  In conjunction with entering into the Loan Agreement, we granted a warrant to the lender to purchase 329,932 shares of our common stock for $2.94 per share.  Our borrowings under the Loan Agreement are secured by a lien on our assets, excluding our intellectual property, and in the event of a default on the loan, the lender may have the right to seize our assets securing our obligations under the Loan Agreement.  The terms and restrictions provided for in the Loan Agreement may inhibit our ability to conduct our business and to provide distributions to our stockholders.  Future debt securities or other financing arrangements could contain negative covenants similar to, or even more restrictive than, the Hercules loan.

In process research and development (IPRD) currently comprises over 37% of our total assets.  A reduction in the value of our IPRD could impact our results of operations.

            As a result of the merger with Transave we recorded an intangible IPRD asset of $77.9 million and goodwill of $6.9 million on our balance sheet.  As a result of our clinical hold announced in late 2011 we recorded a charge of $26.0 million in the fourth quarter of 2011 and reduced the value of IPRD to $58.2 million and reduced goodwill to zero.  Other potential future activities or results could result in additional write-downs of IPRD, which would adversely affect our results of operations.

We may be unable to use our net operating losses.

We have substantial tax loss carry forwards for US federal income tax purposes.  Our ability to use such carry forwards to offset future income or tax liability may be limited under section 382 of the Internal Revenue Code of 1986, as amended.  Changes in the ownership of our stock, including those resulting from the issuance of shares of our common stock upon exercise of outstanding warrants or options, may limit or eliminate our ability to use our net operating losses.

Risks Related to Regulatory Matters

We may not be able to obtain regulatory approvals for ARIKACE or any other products we develop in the US, Europe or other countries.  If we fail to obtain such approvals, we will not be able to commercialize our products.

We are required to obtain various regulatory approvals prior to studying our products in humans and then again before we market and distribute our products.  The regulatory review and approval processes in both the US and Europe require evaluation of preclinical studies and clinical studies, as well as the evaluation of our manufacturing process.  These processes are complex, lengthy, expensive, resource intensive and uncertain.  Securing regulatory approval to market our products requires the submission of much more extensive preclinical and clinical data, manufacturing information regarding the process and facility, scientific data characterizing our product and other supporting data to the regulatory authorities in order to establish its safety and effectiveness.  This process also is complex, lengthy, expensive, resource intensive and uncertain.  We have limited experience in submitting and pursuing applications necessary to gain these regulatory approvals.

Index

Data submitted to the regulators is subject to varying interpretations that could delay, limit or prevent regulatory agency approval.   We may also encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a product and the period required for review of any application for regulatory agency approval of a particular product.

Delays in obtaining regulatory agency approvals could adversely affect the development and marketing of any drugs that we or any third parties develop.  Resolving such delays could force us or third parties to incur significant costs, could limit our allowed activities or the allowed activities of third parties, could diminish any competitive advantages that we or our third parties may attain or could adversely affect our ability to receive royalties, any of which could materially adversely affect our business, financial condition, results of operations or prospects.

           To market our products outside of the US and, Europe, we and any potential third parties must comply with numerous and varying regulatory requirements of other countries.  The approval procedures vary among countries and can involve additional product testing and administrative review periods.  The time required to obtain approval in these other territories might differ from that required to obtain FDA or EMA approval.  The regulatory approval process in these other territories includes at least all of the risks associated with obtaining FDA and EMA approval detailed above.

Approval by the FDA or the EMA does not ensure approval by the regulatory authorities of other countries. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. In addition, we may be subject to fines, suspension or withdrawal of marketing approvals, product recalls, seizure of products, operating restrictions and criminal prosecution if we fail to comply with applicable US and foreign regulatory requirements. If we fail to comply with regulatory requirements or to obtain and maintain required approvals, our target market may be reduced and our ability to realize the full market potential of our product candidates may be harmed.  The failure to obtain such approvals may materially adversely affect our business, financial condition, results of operations and our prospects.

For ARIKACE to be successfully developed and commercialized, in addition to regulatory approvals required for ARIKACE, the eFlow nebulizer system must satisfy certain regulatory requirements and must be approved for use in any market in which we intend to commercialize ARIKACE.

Although the optimized eFlow Nebulizer System is CE marked by PARI outside of North America, within North America it is labeled as investigational for use in our clinical trials in the US and Canada.  The optimized eFlow Nebulizer System is not approved for commercial use in the US, Canada or certain other markets in which we may choose to commercialize ARIKACE if approved. The eFlow Nebulizer System must receive regulatory approval before we can market ARIKACE. We will continue to work closely with PARI to coordinate efforts regarding regulatory requirements, including our proposed filings for a drug and device.

Even if we obtain marketing approval for ARIKACE or any of our other product candidates, we will continue to face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if marketing approval in the US is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing, including risk evaluation and mitigation strategies, or may impose ongoing requirements on us, including with respect to:

•	Labeling, such as black box or other warnings or contraindications;
•	Post-market surveillance, post-market studies or post-market clinical trials;
•	Packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information;
•	Monitoring and reporting adverse events and instances of the failure of a product to meet the specifications in the NDA;
•	Changes to the approved product, product labeling or manufacturing process;
•	Advertising and other promotional material; and
•	Disclosure of clinical trial results on publicly available databases.

Index

           In addition, the third-party manufacturers of our products and their facilities are and will be subject to continual review and periodic inspections by the FDA and other regulatory authorities.  The distribution, sale and marketing of our products are subject to a number of additional requirements, including:

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

All of these activities also may be subject to federal and state consumer protection and unfair competition laws.

We also are subject to changes or revisions to these laws and regulations that may make gaining regulatory approval, reimbursement and pricing more difficult or at least subject to different criteria and standards.

If we or any third party involved in our manufacturing or commercialization efforts fail to comply with applicable regulatory requirements, a regulatory agency may:

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

If we obtain marketing approval for ARIKACE or any other product candidate that we develop, such products will be used by a larger number of patients and for longer periods of time than they were used in clinical trials.  For these reasons or other reasons, we or others may later discover that our products have adverse effect profiles that limit their usefulness or require their withdrawal. This discovery could have a number of potentially significant negative consequences, including:

Index

•	Regulatory authorities may withdraw their approval of the product;
•	Regulatory authorities may require the addition of labeling statements, such as black box or other warnings or contraindications;
•	Regulatory authorities may require us to issue specific communications to healthcare professionals, such as “Dear Doctor Letters;”
•	Regulatory authorities may impose additional restrictions on marketing and distribution of the products;
•	Regulatory authorities may issue negative publicity regarding the product, including safety communications;
•	We may be required to change the way the product is administered, conduct additional clinical studies or restrict the distribution of the product;
•	We could be sued and held liable for harm caused to subjects;
•	We could be subject to negative publicity; and
•	Our reputation may suffer.

Any of these events could prevent us from maintaining market acceptance of the affected product candidate, could cause substantial reduction of sales, could substantially increase the costs of commercializing our product candidates, and could cause significant financial losses.

If we are unable to obtain adequate reimbursement from governments or third-party payors for ARIKACE or any other products that we may develop or if we are unable to obtain acceptable prices for those products, our prospects for generating revenue and achieving profitability may be materially adversely affected.

Our prospects for generating revenue and achieving profitability depend heavily upon the availability of adequate reimbursement for the use of our approved product candidates from governmental and other third-party payors, both in the US and in other markets. Reimbursement by a third party payor may depend upon a number of factors, including the third party payor’s determination that use of a product is:

•	A covered benefit under its health plan;
•	Safe, effective and medically necessary;
•	Appropriate for the specific patient;
•	Cost-effective; and
•	Neither experimental nor investigational.

Obtaining reimbursement approval for a product from each government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-US regulatory authorities. In addition, there is a risk that full reimbursement may not be available for high priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, also may not be sufficient to cover our costs and may not be made permanent. Subsequent approvals of competitive products could result in a detrimental change to the reimbursement of our products.

There is a significant focus in the US healthcare industry and elsewhere on cost containment.  We expect changes in the Medicare program and state Medicaid programs, as well as managed care organizations and other third-party payors to continue to put pressure on pharmaceutical product pricing.  In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products.  The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs.  In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class.  As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs.  These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business.  Although the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations when setting their own reimbursement rates, and any reimbursement reduction resulting from the MMA may result in a similar reduction in payments from private payors.

Index

In March 2010, the Patient Protection and Affordable Care Act, or PPACA, which was intended to broaden access to health insurance, constrain and reduce the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, was passed into law.  Effective in October 2010, the PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states.  Further, beginning in 2011, the new law imposed a significant annual fee on companies that manufacture or import branded prescription drug products.  We do not know the full effects that the PPACA will have on our commercialization efforts.  Although it is too early to determine the effect of the PPACA, we believe it is likely that the law will continue the pressure on pharmaceutical pricing, especially under the Medicare program, and also may increase our regulatory burdens and operating costs.  If one or more of our product candidates reaches commercialization, such changes may have a significant impact on our ability to set a price we believe is fair for our products and may adversely affect our ability to generate revenue and achieve or maintain profitability.  We expect further federal and state proposals and health care reforms to continue to be proposed by legislators, which could limit the prices that can be charged for the products we develop and may limit our commercial opportunity.

Moreover, in markets outside the US, including Canada and the countries in the EU, pricing of pharmaceutical products is subject to governmental control.  Evaluation criteria used by many EU government agencies for the purposes of pricing and reimbursement typically focus on a product’s degree of innovation and its ability to meet a clinical need unfulfilled by currently available therapies.  The decisions of such governmental agencies could affect our ability to sell our products profitably.

Government health care reform could increase our costs, and could adversely affect our revenue and results of operations.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results.  Substantial new requirements affecting compliance were enacted as part of PPACA, which may require us to modify our business practices with health care practitioners.  For example, beginning in 2013, drug manufacturers will be required to report information on payments or transfers of value to physicians and teaching hospitals as well as investment interests held by physicians and their immediate family members during the preceding calendar year.  Failure to submit required information may result in civil monetary penalties.  Although the statute requires reporting by March 31, 2013 of payments and other transfers of value made in calendar year 2012, the Centers for Medicare & Medicaid Services, or CMS has issued a final rule that will go into effect in April 2013 and will require manufacturers to begin collecting required information on August 1, 2013, with the first reports due March 31, 2014.  The reported data will be posted in searchable form on a public website beginning September 30, 2014.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects cannot be known until these provisions are implemented and CMS and other federal and state agencies issue applicable regulations or guidance.  Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products or product candidates.  We will continue to evaluate the PPACA, as amended, the implementation of regulations or guidance related to various provisions of the PPACA by federal agencies, as well as trends and changes that may be encouraged by the legislation and that may potentially have an impact on our business over time.  The cost of implementing more detailed record keeping systems and otherwise complying with these requirements could substantially increase our costs.

 We will need approval from the FDA and other regulatory authorities in jurisdictions outside the US for our proposed trade names.  Any failure or delay associated with such approvals may delay the commercialization of our products.

 Any trade name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the US Patent and Trademark Office, or PTO. The FDA typically conducts a rigorous review of proposed trade names, including an evaluation of potential for confusion with other trade names and medication error. The FDA also may object to a trade name if it believes the name is inappropriately promotional. The FDA objected to our use of the name ARIKACE as our proposed trade name for our liposomal amakacin for inhalation product candidate.  We have not decided whether to appeal the FDA’s decision.  Even if we do appeal we may be required to adopt an alternative name for our product candidate.  Until the FDA approves a trade name or even after the FDA approves a trade name, the FDA may request that we adopt an alternative name for the product if adverse event reports indicate a potential for confusion with other trade names and medication error. If we are required to adopt an alternative name, the commercialization of ARIKACE could be delayed or interrupted, which would limit our ability to commercialize ARIKACE and generate revenues. In December 2012, we learned that the EMA had no objection to our request to use the names ARIKACE.

Index

Our growth depends on technologies that may not be available on terms acceptable to us or at all.

As part of our business strategy, we may in-license new products and technologies.  Nonetheless, we cannot assure you that we will identify suitable products or enter into such license agreements on acceptable terms.

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

Certain of our collaborators could be or become competitors of ours.  Our collaborators could harm our product development and commercialization efforts by:

•	Developing competing products;
•	Precluding us from entering into collaborations with their competitors;
•	Failing to obtain regulatory approvals;
•	Terminating their agreements with us prematurely; or
•	Failing to devote sufficient resources to the development and commercialization of products.

If we are found in violation of federal or state “fraud and abuse” laws, we may be required to pay a penalty or may be suspended from participation in federal or state health care programs, which may adversely affect our business, financial condition and results of operations.

In the United States, we are subject to various federal and state health care “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs.  The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer or a party acting on its behalf, to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid.  Under federal government regulations, some arrangements, known as safe harbors, are deemed not to violate the federal Anti-Kickback Statute.  Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances.  Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute.  False claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payors, including government payors, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services.  Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental health care programs.  Under the Health Insurance Portability and Accountability Act of 1996, we are prohibited from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.  Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines or exclusion or suspension from federal and state health care programs such as Medicare and Medicaid and debarment from contracting with the U.S. government.  In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.

Index

Many states have adopted laws similar to the federal anti-kickback statute, some of which apply to the referral of patients for health care services reimbursed by any source, not just governmental payors.  In addition, California and a few other states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America, or PhRMA, Code on Interactions with Healthcare Professionals.  Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state.  There are ambiguities as to what is required to comply with these state requirements, and we could be subject to penalties if a state determines that we have failed to comply with an applicable state law requirement.

Neither the government nor the courts have provided definitive guidance on the application of fraud and abuse laws to our business.  Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws.  While we believe we have structured our business arrangements to comply with these laws, it is possible that the government could allege violations of, or convict us of violating, these laws.  If we are found in violation of one of these laws, we could be required to pay a penalty and could be suspended or excluded from participation in federal or state health care programs, and our business, financial condition and results of operations may be adversely affected.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property rights adequately, the value of our product candidates could be diminished.

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

Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. We cannot assure you that any patents obtained will afford us adequate protection or provide us with any meaningful competitive advantages against these competitors.

Changes in either patent laws or in interpretations of patent laws in the US and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.  For example, the America Invents Act was signed into law in the US in September 2011, with phased implementation through March 2013, and includes a number of changes to established practices.  These include the transition to a first-to-file system, establishment of new procedures for challenging patents and implementation of different methods for invalidating patents.  We cannot predict the impact that new laws, government rule-making, implementing regulations and applicable case law may have on the strength of our patents. Certain reforms may make it easier for competitors to challenge our patents and could have a material adverse effect on our business and prospects.  In addition, any patents we procure may require cooperation with companies holding related patents and we may have difficulty forming a successful relationship with such other companies.

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our product candidates could be significantly diminished.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable.  However, trade secrets are difficult to protect.  We rely in part on confidentiality agreements with our employees, consultants, advisors, collaborators, and other third parties and partners to protect our trade secrets and other proprietary information.  These agreements may not effectively prevent disclosure of confidential information or may not provide an adequate remedy in the event of unauthorized disclosure of confidential information.  In addition, third parties may independently develop or discover our trade secrets and proprietary information.  For example, the FDA, as part of its Transparency Initiative, currently is considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and any failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts, prevent us from commercializing our products or increase the costs of commercializing our products.

Third parties may claim that we have infringed upon or misappropriated their proprietary rights.  Third parties may attempt to obtain, patent protection relating to the production and use of our product candidates.  We cannot assure you that any issued patents, or patents that may later issue to third parties, would not negatively affect our commercialization of ARIKACE or any other product.  We cannot assure you that such patents can be avoided or invalidated or would be licensed to us at commercially reasonable rates or at all.  We cannot assure you that we will be successful in any intellectual property litigation that may arise or that such litigation would not have an adverse effect on our business, financial condition, results of operation or prospects.  In the event of a successful claim against us for infringement or misappropriation of a third party’s proprietary rights, we may be required to:

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

Any lawsuits relating to infringement of intellectual property rights necessary to defend ourselves or enforce our rights may be costly and time consuming.

Any conclusions we may have reached regarding non-infringement, inapplicability or invalidity of a third party’s intellectual property are based in significant part on a review of publicly available databases and other information.  There may be information not available to us or otherwise not reviewed by us that could change our conclusions.  Moreover, the scope and validity of patent claims depend significantly on facts and circumstances, and a court’s conclusions as to these matters may differ from the conclusions that we have reached.

We may have to undertake costly litigation to enforce any patents issued or licensed to us or to confirm the scope and validity of another party’s proprietary rights.  We cannot assure you that a court would validate our issued or licensed intellectual property.  An adverse outcome in litigation or interference or other proceeding in any court or patent office could materially adversely affect our ability to develop and commercialize our product candidates.

Index

If we fail to comply with our obligations in our license agreements for our product candidates, we could lose license rights that are important to our business.

           We currently have a licensing agreement with PARI for exclusive use of the optimized eFlow Nebulizer System for delivery of ARIKACE in treating patients with CF, bronchiectasis and NTM infections.  We have rights to several US and foreign issued patents, and patent applications involving improvements to the optimized eFlow Nebulizer System.  Under the licensing agreement, PARI is entitled to receive payments either in cash, qualified stock or a combination of both, at PARI’s discretion, based on achievement of certain milestone events including phase 3 trial initiation, first acceptance of MAA submission (or equivalent) in the US of ARIKACE and the device, first receipt of marketing approval in the US for ARIKACE and the device, and first receipt of marketing approval in a major EU country for ARIKACE and the device.  We are required to use commercially reasonable efforts to pursue the clinical development of ARIKACE in one or more countries and, for CF at least in the United States, and after obtaining such marketing approval to use commercially reasonable efforts to market and sell ARIKACE in the countries in which it is approved.  If we fail to meet some or all of our obligations under the licensing agreement or choose to discontinue commercialization of ARIKACE in any indication, PARI may compete in the indication, we may lose the exclusive rights to use the PARI device with ARIKACE in the indication, and we may lose the non-exclusive right to use the PARI device with ARIKACE in the indication.  Termination of the licensing agreement or loss of exclusive rights may occur if we fail to meet our obligations, including payment of royalties to PARI, or if we do not meet certain milestones contained in the licensing agreement such as obtaining marketing approval or achieving the first commercial sale of ARIKACE.  PARI may also choose to terminate the agreement if we do not use commercially reasonable efforts over a two year period of time.

Risks Related to Our Industry

We operate in a highly competitive and changing environment, and if we are unable to adapt to our environment, we may be unable to compete successfully.

Biotechnology and related pharmaceutical technology have undergone and are likely to continue to experience rapid and significant change.  We expect that the technologies associated with biotechnology research and development will continue to develop rapidly.  Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies and to obtain and maintain protection for our intellectual property.  Any compounds, products or processes that we develop may become obsolete before we recover any expenses incurred in connection with their development.  Rapid technological change could make our products obsolete, and materially adversely affect our business, financial condition, results of operations or prospects.

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

If ARIKACE is approved for Pseudomonas lung infections in CF patients, it will compete against Tobi, the current standard of care for the chronic management of these infections.  Tobi is marketed by Novartis.  Other competitors in this market include Gilead and Forest, and we are aware of other companies also developing products for this indication.  We cannot assure you that if ARIKACE is approved for this indication or NTM that it will be able to compete successfully in the marketplace.

Index

Competitors could develop and obtain FDA approval of products containing amikacin, which could adversely affect our competitive position in all ARIKACE-related indications.

In the event there are other amikacin products approved by the FDA for any use, physicians may elect to prescribe those products rather than ARIKACE to treat the indications for which ARIKACE may receive approval, which is commonly referred to as off-label use.  Although FDA regulations prohibit a drug company from promoting off-label use of its product, the FDA does not regulate the practice of medicine and as a result cannot direct physicians as to what product to prescribe to their patients.  As a result, we would have limited ability to prevent any off-label use of a competitor’s product to treat diseases for which we have received FDA approval, even if such use violates our patents or orphan drug exclusivity for the use of amikacin to treat such diseases.  This could negatively affect our results of operations or business.

Competitors could develop and obtain FDA approval of antibiotic products that are more effective, safer, tolerable or more convenient or less expensive than our products in development or existing products, which could adversely affect our competitive position in all ARIKACE-related indications.

There are potential competitive products, both approved and in development, which include oral, systemic, or inhaled antibiotic products to treat chronic respiratory infections due to Pseudomonas.  If any of our competitors develops a product that is more effective, safer, tolerable or, convenient or less expensive than ARIKACE, it would adversely affect our ability to generate revenues. We also may face lower priced generic competitors if third-party payors encourage use or generic or lower-priced versions of our product or if competing products are imported into the US from Canada, Mexico or other countries.

FDA approval of products that treat the underlying cause of CF could reduce the market opportunity for ARIKACE.

In January 2012, the FDA approved Kalydeco (ivacaftor) by Vertex as the first drug approved to treat patients with the G551D mutation of CF, which affects about 4% of CF patients.  Vertex also is studying Kalydeco, in combination with another drug candidate, for a more common CF mutation.  We cannot predict the potential effects of Kalydeco or similar products approved in the future on inhaled antibiotic use in CF. It is possible that these therapies could decrease the number or proportion of CF patients who acquire Pseudomonas lung infections and thereby decrease the market for inhaled antibiotics like ARIKACE.

If another party obtains orphan drug exclusivity for a product that is essentially the same as a product we are developing for a particular indication, we may be precluded or delayed from commercializing the product in that indication.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the US.  See “Business—Government Regulation—Orphan Drugs—United States.”  The company that obtains the first marketing approval from the FDA for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years.  Similar laws exist in EU with a term of ten years.  See “Business—Government Regulation—Orphan Drugs—Europe.”  If a competitor obtains approval of the same drug for the same indication or disease before us, we would be prohibited from obtaining approval for our product for seven or more years, unless our product can be shown to be clinically superior.  In addition, more than one drug may be approved by the FDA for the same orphan indication or disease as long as the drugs are different drugs.  As a result, even if one of our products is approved and receives orphan drug exclusivity, as ARIKACE was for treating CF patients with Pseudomonas, the FDA may approve different drugs for use in treating the same indication or disease covered by our product, which could adversely affect our competitive position.

Our research, development and manufacturing activities used in the production of ARIKACE involve the use of hazardous materials, which could expose us to damages and materially adversely affect our results of operations and financial condition.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research, development and manufacturing activities for ARIKACE involve the controlled use of hazardous materials and chemicals.  We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials.  In addition to any liability we could have for any use by us of hazardous materials and chemicals, we could also potentially be liable for activities of our contract manufacturers or other third parties. Any such liability, or even claims of such liability, could materially adversely affect our results of operations and financial condition.  We also could incur significant costs associated with civil or criminal fines and penalties.

Index

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

We may be subject to product liability claims, and we have only limited product liability insurance.

The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity.  We currently have only limited product liability insurance for our products.  We do not know if we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities.  This type of insurance is expensive and may not be available on acceptable terms.  If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products.  A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts and may materially adversely affect our business, financial condition, results of operations or prospects.

Risks Related to Employee Matters and Managing Growth

We are dependent upon retaining and attracting key personnel, the loss of whose services could materially adversely affect our business, financial condition, results of operations and prospects.

We depend highly on the principal members of our scientific and management personnel, the loss of whose services might significantly delay or prevent the achievement of our research, development or business objectives.  Our success depends, in large part, on our ability to attract and retain qualified management, scientific and medical personnel, and on our ability to develop and maintain important relationships with commercial partners, leading research institutions and key distributors.  We will need to hire additional personnel in anticipation of seeking regulatory approval for and commercial launch of ARIKACE.

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

As described under “—If we fail to meet the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted from Nasdaq and the value of our common stock may decrease,” we made equity awards to key personnel and directors and portions of certain of these equity awards were deemed to be in excess of our 2000 Stock Incentive Plan per person sub-limits.  We are requesting that our shareholders approve, at our 2013 annual meeting of shareholders, the excess portions of certain equity awards.  If our shareholders do not ratify and approve the affected portions of such awards, our current affected officers and directors agreed that such portions would be deemed forfeited.  Such forfeiture could make it difficult for us to retain the services of the affected key personnel, particularly if we are otherwise unable to provide them with equity compensation that is competitive with the market place.  In addition, such forfeitures may reduce the morale of the affected recipients and may cause a more widespread reduction in employee morale, which could make it more difficult for us to retain qualified employees and to hire qualified employees in the future.  Our inability to retain and attract qualified employees would harm our business.

We expect to expand our development, regulatory and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

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

Index

The anticipated commercialization of ARIKACE and the development of additional product candidates will require significant expenditures by us and place a strain on our resources.  If our management is unable to effectively manage our activities in anticipation of commercialization, as well as our development efforts, we may incur higher than expected expenditures or other expenses and our business may otherwise be adversely affected.

Risks Related to our Common Stock and Listing on the Nasdaq Capital Market

The market price of our stock has been and may continue to be highly volatile.

Our common stock is listed on the Nasdaq Capital Market under the ticker symbol INSM. The market price of our stock has been and may continue to be highly volatile, and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors may include:

•	Our listing status on the Nasdaq Capital Market;
•	Results of our clinical studies and preclinical studies, or those of our corporate partners or our competitors;
•	Delays in timing of pre-clinical, clinical development and regulatory filings and delays regarding our inability to obtain potential approvals
•	Strategic business decisions;
•	Developments in our relationships with corporate partners;
•	Developments affecting our corporate partners;
•	Negative regulatory action or regulatory approval with respect to our announcement or our competitors’ announcements of new products;
•	Government regulation, reimbursement changes and governmental investigation or audits related to us or to our products;
•	Developments related to our patents or other proprietary rights or those of our competitors;
•	Other competitive developments;
•	Reports issued by and changes in the position of securities analysts with respect to our stock or changes in stock ownership by investors;
•	Operating results below the expectations of securities analysts and investors; and
•	The need or perceived need to raise additional capital.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging biotechnology and pharmaceutical companies like us, and which have often been unrelated to their operating performance.  These broad market fluctuations may adversely affect the market price of our common stock.

           Historically, when the market price of a stock has been volatile, shareholder are more likely to institute securities and derivative class action litigation against the issuer of such stock.  If any of our shareholders were to institute a lawsuit against us, we could incur substantial costs defending the lawsuit.  Any lawsuit could divert the time and attention of our management.

Future sales of substantial amounts of common stock in the public market, or the possibility of such sales occurring, could also adversely affect prevailing market prices for our common stock or our future ability to raise capital through an offering of equity securities.

At the time of our merger with Transave, certain former Transave stockholders holding approximately 40% of our shares of common stock as of December 1, 2010, entered into lock-up arrangements with us in connection with the merger.  The lock-up arrangements expired on May 30, 2012, and these shareholders may now generally dispose of all their shares freely except to the extent that any such shareholder is an affiliate of the Company.  Such Transave stockholders have the benefit of a registration rights agreement dated December 1, 2010, pursuant to which the Transave stockholders may, subject to certain conditions, require us to file registration statements covering the resale of their shares of common stock or to include their shares of common stock in registration statements that we may file for ourselves or other stockholders.  We have also granted certain registration rights to Hercules in respect of the warrant issued to them in connection with our Loan Agreement.

Index

If we fail to meet the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market, which may cause the value of an investment in our common stock to decrease.

As a result of the events described below or for other reasons not currently known to us, Nasdaq may determine that we have not met the continued listing requirements of the Nasdaq Capital Market.  If a delisting from the Nasdaq Capital Market were to occur, our common stock may be eligible, upon the application of a market maker, to trade on the OTC Bulletin Board or in the “pink sheets.”  These alternative markets are generally considered to be less efficient than, and not as broad as, the Nasdaq Capital Market.  Therefore, delisting of our common stock from the Nasdaq Capital Market could adversely affect the trading price of our common stock and could limit the liquidity of our common stock and therefore could cause the value of an investment in our common stock to decrease.

On October 12, 2012, the Nasdaq staff issued a Letter of Reprimand to us pursuant to Nasdaq Listing Rule 5810(c)(4), based on its noncompliance with Nasdaq Listing Rule 5635(d).  The Letter of Reprimand related to the registered direct financing we closed on September 28, 2012.  In that financing, we issued 6,304,102 shares of common stock to three investors.  The price at which the common stock was sold in the financing was $4.07 per share, equal to the closing bid price for our common shares on the day prior to the issuance.  On October 5, 2012, we received telephonic notice from our outside counsel on the transaction that the Nasdaq staff had informed such counsel of the staff’s belief that the sale of the shares did not comply with Nasdaq Listing Rule 5365(d).  The staff’s concern was based on the fact that the shares were sold at a price that was below the book value per share of our stock as reflected in our Form 10-Q for the quarter ended June 30, 2012.  As a result, it was the staff’s belief that, pursuant to the Nasdaq Listing Rules, we were not permitted to issue 20% or more of our outstanding common shares in the financing, even though the sales price per share was equal to the market value per share on the date immediately preceding the issuance. The Staff previously informed us that, having issued the Letter of Reprimand to us, it considered the matter closed.

In connection with a recent review by us of equity compensation awards made by us under our Amended and Restated 2000 Stock Incentive Plan, as amended (the “2000 Stock Incentive Plan”), pursuant to which we may grant stock-based awards to our employees, executive officers, directors and certain of our advisors and service providers, we determined that we had inadvertently exceeded the annual per-person sub-limits set forth in the 2000 Stock Incentive Plan in connection with awards previously made to certain of our current and past officers and directors. The aggregate amount of common stock represented by these awards in excess of the per person annual sub-limits, which consisted of restricted stock, RSUs and stock options, is approximately 1.6 million shares.  The awards that we determined exceeded the per person sub-limits included certain awards issued immediately following our business combination with Transave, awards negotiated with new hires pursuant to employment agreements or offers of employment, and certain other awards made subsequent to our 2011 one-for-ten reverse stock split.  We have not exceeded the aggregate maximum share limit approved by shareholders under the 2000 Stock Incentive Plan (currently 3,925,000 shares of common stock), whether as a result of previously-issued awards or currently outstanding awards.

On March 12, 2013, we notified Nasdaq of the grants previously made in excess of the annual per-person sub-limits provided for by the 2000 Stock Incentive Plan.  We believe that a decision by us to increase the annual sub-limits would have constituted an immaterial amendment to the 2000 Stock Incentive Plan, which amendment would not have required shareholder approval under applicable Nasdaq guidance.  However, because the grant of certain awards exceeded the sub-limits applicable at the time the grants were made, it is possible that Nasdaq will conclude that we issued securities pursuant to the 2000 Stock Incentive Plan without shareholder approval in violation of Nasdaq Listing Rule 5635(c).

In a March 13, 2013 letter to Nasdaq, we submitted a remediation and compliance plan, which we refer to as our remediation plan, to address the grants made in excess of the 2000 Stock Incentive Plan sub-limits.  Among other items, our remediation plan conditions the continued vesting and exercise of the portion of each equity compensation award issued to our current employees and directors in excess of the 2000 Stock Incentive Plan’s sub-limits on approval by our shareholders of such portion of the affected grants.  If our shareholders do not ratify and approve the affected portions of such awards, such portions would be deemed forfeited.

Index

We cannot assure you that Nasdaq will not determine to delist us or issue us another reprimand letter in connection with our grants of equity awards to certain employees and directors in excess of the annual per-person sub-limits provided for in our 2000 Stock Incentive Plan.  If either of these things were to occur, it could have a material adverse effect on the trading price and liquidity of our common stock.

The ownership interest of existing shareholders will be diluted by the exercise of warrants and options issued by us or to the extent that we issue additional common stock in connection with any offerings of securities, strategic transactions, or otherwise.

As of February 28, 2013, warrants issued by us in June 2012 to Hercules were exercisable at a price of $2.94 per share for up to approximately 329,932 shares of our common stock.  Such warrants expire on June 29, 2017.

As of February 28, 2013, 2,180,310 shares of our common stock are potentially issuable under outstanding restricted stock units and stock options to our employees, officers, directors and consultants.

The conversion or exercise of some or all of our warrants, restricted stock units and options will dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

Additionally, our Articles of Incorporation currently authorize us to issue up to 500 million common shares.  As of February 28, 2013 we had 31,563,278 shares of common stock outstanding.  To the extent that we issue additional common stock in connection with any offerings of securities, strategic transactions, or otherwise, the ownership interest of existing shareholders will be further diluted.

Historically we have not paid dividends on our common stock, and we have no plans to pay dividends in the foreseeable future.

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future.  Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value.  There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Certain provisions of Virginia law and our articles of incorporation and amended and restated bylaws could hamper a third party’s acquisition of, or discourage a third party from attempting to acquire control of us.

Certain provisions of Virginia law and our articles of incorporation and amended and restated bylaws could hamper a third party’s acquisition of, or discourage a third party from attempting to acquire control of us or limit the price that investors might be willing to pay for shares of our common stock. These provisions include:

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

•	Our amended and restated bylaws’ requirement that shareholders provide advance notice when nominating director candidates to serve on our Board of Directors;
•	The inability of shareholders to convene a shareholders’ meeting without the chairman of the board, the president or a majority of the board of directors first calling the meeting; and
•
The application of Virginia law prohibiting us from entering into a business combination with the beneficial owner of 10% or more of our outstanding voting stock for a period of three years after the 10% or greater owner first reached that level of stock ownership, unless we meet certain criteria.

Index

In addition, we previously had a “poison pill” shareholder rights plan, which expired in May 2011. Under Virginia law, our Board of Directors may implement a new shareholders rights plan without shareholder approval. Our Board of Directors intends to regularly consider this matter, even in the absence of specific circumstances or takeover proposals, to facilitate its future ability to quickly and effectively protect shareholder value.

Other Risks Related to our Business

On January 30, 2013, our Board received a letter purportedly on behalf of one of our shareholders who made a demand on the Board to investigate and take appropriate remedial measures in relation to our 2012 grant of stock options to Mr.  Will Lewis, our President and Chief Executive Officer.  If this purported shareholder initiates litigation against us, or if we become subject to other litigation or legal proceedings in connection with our grants of stock options in excess of our 2000 Stock Incentive Plan sub-limits, we could be required to expend significant resources in connection with defending any such litigation or other legal proceedings, and any unfavorable outcome in any such litigation or other legal proceedings could materially adversely affect our business, financial condition or results of operations.

On January 30, 2013, our Board received a letter purportedly on behalf of one of our shareholders who made a demand on the Board to rescind certain stock options granted to our President and CEO, Mr. Lewis, in excess of our 2000 Stock Incentive Plan sub-limits and to adopt and implement adequate internal controls designed to prevent future issuances in excess of our 2000 Stock Incentive Plan sub-limits.  Upon receipt of the demand letter, our Board formed a special committee of independent directors, which we refer to as the Special Committee, to investigate the allegations in the letter and, if necessary, to recommend necessary and appropriate remediation measures.  The Special Committee retained counsel to assist it in its investigation.  The Special Committee determined that we had inadvertently exceeded the 2000 Stock Incentive Plan’s annual per-person sub-limit applicable to the stock options granted to Mr.  Lewis.  Separately, on its own initiative, the Special Committee investigated grants that were not addressed in the demand letter, and it determined that we had inadvertently granted certain other equity awards that exceeded annual per-person sub-limits.  Following its investigation, the Special Committee made recommendations to our Board. On March 7, 2013, our Board approved a remediation and compliance plan that provides for various remediation measures, including securing the waiver and consent agreements entered into by our current affected employees and directors, as well as obtaining shareholder approval of the affected portion of certain equity awards granted under the 2000 Stock Incentive Plan.

We cannot assure you that the purported shareholder who sent the demand letter, or our other shareholders or other parties, will not initiate litigation or other legal proceedings, despite our remediation efforts relating to the option grants to Mr. Lewis or the other issues relating to options described above.  Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict.  Responding to lawsuits or other legal proceedings brought against us or our Board could be expensive and time-consuming.  Unfavorable outcomes from these claims or lawsuits or other legal proceedings could materially adversely affect our business financial condition or results of operations, and we could incur substantial monetary liability or be required to change our business practices, among other remedies that might be imposed.

We have identified a material weakness in our internal control over the administration, accounting and oversight of our 2000 Stock Incentive Plan, and our business and stock price may be materially adversely affected if we do not adequately address this material weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.  In connection with our review of internal control over financial reporting as of December 31, 2012, we determined that we did not adequately implement certain controls over the administration, accounting and oversight of our 2000 Stock Incentive Plan, and we have therefore concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2012.  The existence of this or one or more other material weaknesses or significant deficiencies in our internal control over financial reporting could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies.  Until we have been able to test the operating effectiveness of remediated internal controls and ensure the effectiveness of our disclosure controls and procedures, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in a timely and reliable manner.  In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting.  Any such additional weakness or failure to remediate the existing material weakness could materially adversely affect our ability to comply with applicable financial reporting requirements and the requirements of our various agreements.  Further, if we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business, financial condition and results of operations could be materially harmed.

Index

ITEM 1B.	UNRESOLVED STAFF COMMENTS

 None.

ITEM 2.	PROPERTIES

We currently lease a facility totaling 27,035 square feet of laboratory and office space at 9 Deer Park Drive in Monmouth Junction, New Jersey. The lease expires in December 2014.   We also lease approximately 1,350 sq. ft. of lab space at 11 Deer Park Drive, which also expires in December 2014. The additional space at 11 Deer Park Drive is utilized to support the manufacturing process of ARIKACE for our clinical programs.

We also lease approximately 18,000 square feet of office space in Richmond, Virginia.  The lease expires in October 2016.  Our corporate headquarters were formerly located in Richmond but we closed this facility and are attempting to sublet this space.

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

Index

We filed a motion with the Court to dismiss all of the outstanding claims, and on June 29, 2011, the Court dismissed six of Plaintiff’s claims, leaving outstanding the claims for (i) fraudulent inducement, (ii) negligent misrepresentation, and (iii) breach of contract.  We filed an answer and affirmative defenses with the Court on July 12, 2011.  Plaintiff’s claim for monetary damages with respect to these claims remains outstanding. The parties completed discovery on or about June 1, 2012.  We filed a Motion for Summary Judgment on August 1, 2012 seeking judgment in our favor on the three claims remaining in the case and the motion was fully submitted on October 9, 2012. On January 19, 2013, the Court granted our Motion for Summary Judgment and dismissed all of the outstanding claims. Plaintiff filed a Notice of Appeal on March 15, 2013.  We expect that the parties will submit briefs before the end of 2013, with a decision expected sometime in the first half of 2014.

Pilkiewicz v. Transave LLC

On March 28, 2011, Frank G. Pilkiewicz and other former stockholders of Transave (collectively, the “Petitioners”) filed an appraisal action against our subsidiary Transave, LLC in the Delaware Court of Chancery captioned Frank G. Pilkiewicz, et al. v. Transave, LLC , C.A. No. 6319-CS. On December 13, 2011, following the mailing of the revised notice of appraisal rights in accordance with the settlement terms of Mackinson et al. v. Insmed, Petitioners filed an Amended Petition for Appraisal of Stock.

The Petitioners seek appraisal under Delaware law of their common stock holdings, representing approximately 7.77 million dissenting shares of Transave, Inc. common stock (the “Transave Stock”). The Petitioners have challenged the value of the consideration that they would be entitled to receive for their Transave Stock under the terms of the merger.

Under the terms of the merger agreement, certain of the former stockholders of Transave (the “Transave Stockholders”) are obligated to indemnify us for certain liabilities in connection with the appraisal action. Certain indemnification and other obligations of the Transave Stockholders were secured by a holdback of 1.76 million shares of our common stock.  In May 2012, we notified the Transave Stockholders that we are seeking indemnification from them and that we will continue to retain all 1.76 million holdback shares as security for any indemnification payments due to us.  Discovery is ongoing and the trial is scheduled to begin September 30, 2013. We believe the allegations contained in the amended petition are without merit and we intend to continue to vigorously defend this action.  It is not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

From time to time, we are a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.  Management does not expect that the ultimate costs to resolve these matters will materially adversely affect our business, financial position, or results of operations.

ITEM 4.	Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our trading symbol is “INSM.”  Our common stock trades on the Nasdaq Capital Market.  In March 2011, following our reverse stock split, our stock temporarily traded under the symbol “INSMED” for a period of 20 days.  The following table lists the high and low sale prices per share for our common stock on a quarterly basis as reported on the Nasdaq Capital Market for both 2012 and 2011.  The first quarter 2011 prices have been adjusted for a one-for-ten reverse stock split that took place on March 2, 2011.

Index

Fiscal Year 2012	High	Low
Fourth Quarter	$8.27	$4.44
Third Quarter	4.58	2.86
Second Quarter	4.93	2.66
First Quarter	5.50	3.04

Fiscal Year 2011	High	Low
Fourth Quarter	$5.23	$2.64
Third Quarter	12.62	3.20
Second Quarter	13.50	6.70
First Quarter	6.89	4.69

On February 28, 2013, the last reported sale price for our common stock on the Nasdaq Capital Market was $6.16 per share.  As of February 28, 2013, there were 154 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock.  We anticipate that we will retain all earnings, if any, to support operations and to finance the growth and development of our business for the foreseeable future.  Therefore, we do not currently expect to pay cash dividends from earnings.  Any future determination as to the payment of dividends will be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant, as well as any contractual or other restrictions to which we may be subject.

Index

PERFORMANCE GRAPH

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data reflects our consolidated statements of operations and consolidated balance sheets as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.  The data below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

Index

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Historical Statement of Operations Data:
Revenues	$-	$4,417	$6,921	$10,373	$11,699
Operating expenses:
Research and development	29,781	28,623	4,702	9,017	20,855
General and administrative	12,657	11,523	10,311	10,030	5,255
Impairment loss	-	25,990	-	-	-

Total operating expenses	42,438	66,136	15,013	19,047	26,110

Operating loss	(42,438)	(61,719)	(8,092)	(8,674)	(14,411)
Gain on sale of asset, net	5	1	-	127,474	-
Investment income	1,822	2,064	1,845	808	500
Interest expense	(763)	(10)	(109)	(781)	(1,256)
Loss on investments	-	-	-	-	(500)

(Loss) income before income taxes	(41,374)	(59,664)	(6,356)	118,827	(15,667)
Income tax expense	-	-	(78)	(477)	-

Net (loss) income	(41,374)	(59,664)	(6,434)	118,350	(15,667)

Accretion of beneficial conversion feature	-	(9,175)	-	-	-

Net (loss) income attributable to common stockholders	$(41,374)	$(68,839)	$(6,434)	$118,350	$(15,667)

Basic and diluted net (loss) income attributable to common stockholders per share (1)	$(1.56)	$(2.95)	$(0.49)	$9.31	$(1.28)
Weighted average basic and diluted common shares outstanding (1)	26,545	23,348	13,250	12,712	12,213

Historical Balance Sheet Data:
Cash, cash equivalents and short-term investments	$90,782	$76,272	$108,049	$122,181	$2,397
Certificate of deposit	$2,153	$2,085	$2,176	$2,085	$2,085
Total assets	$153,561	$139,833	$196,265	$126,695	$4,758
Short-term debt ,net	$3,007	$-	$-	$-	$1,615
Long-term debt, net	$16,221	$-	$-	$-	$487
Net Stockholders' equity (deficit) (1)	$120,882	$134,267	$192,843	$123,914	$(2,823)

(1)
During the first quarter of 2011, our board of directors authorized a one-for-ten reverse stock split. All share and per share amounts included in the above selected financial data give retroactive effect to the one-for-ten stock split for all periods presented.

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion also should be read in conjunction with our consolidated financial statements and the notes thereto.

OVERVIEW

Insmed is a biopharmaceutical company focused on developing and commercializing inhaled therapies for patients battling serious lung diseases that are often life-threatening. Our lead product candidate, ARIKACE or liposomal amikacin for inhalation, is an inhaled antibiotic treatment that delivers a proven and potent anti-infective directly to the site of serious lung infections to improve the efficacy, safety and convenience of this therapeutic approach for patients.

Currently, we are conducting clinical trials for two initial indications for this product in orphan patient populations: a phase 3 clinical trial in CF patients who have lung infections caused by Pseudomonas aeruginosa (Pseudomonas) and a phase 2 clinical trial in patients who have lung infections caused by non-tuberculous mycobacteria (NTM). Our strategy is to continue to develop ARIKACE for additional indications beyond Pseudomonas in CF and NTM.  Our primary development focus is to obtain regulatory approval for ARIKACE for these two initial indications and to prepare for commercialization initially in Europe and Canada and eventually in the US. If approved, ARIKACE will be the first once-a-day inhaled antibiotic treatment option available for these CF and NTM indications.

We were incorporated in the Commonwealth of Virginia on November 29, 1999. On December 1, 2010, we completed a business combination with Transave, Inc. a privately held, New Jersey-based pharmaceutical company focused on the development of differentiated and innovative inhaled pharmaceuticals for the site-specific treatment of serious lung infections. Our continuing operations are based on the technology and products historically developed by Transave. Our principal executive offices are located at 9 Deer Park Drive, Suite C, Monmouth Junction, New Jersey 08852 and our phone number is (732) 997-4600. Our Internet address is www.insmed.com. On March 2, 2011, we completed a one-for-ten reverse stock split of our common stock. Unless otherwise noted, the per share amounts in this Annual Report on Form 10-K give retroactive effect to the reverse stock split for all periods presented.

KEY COMPONENTS OF OUR STATEMENT OF OPERATIONS

Revenues

We did not recognize any revenue in 2012, and currently do not recognize any revenue from product sales or other sources.  Our revenues in 2011 and 2010 consisted of cost recovery revenues from the use of IPLEX® in an Expanded Access Program (EAP) we established in Italy to provide IPLEX® to physicians for use in their patients with Amyotrophic Lateral Sclerosis (ALS) (this program was discontinued in December 2011), and an upfront license payment received from Eleison Pharmaceuticals, Inc. (Eleison) for the licensing of our lipid-complexed cisplatin and/or liposomal cisplatin products and technology to Eleison.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions,  and other internal operating expenses, the cost of manufacturing our drug candidate for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. Our expenses related to manufacturing our drug candidate for clinical study are primarily related to activities at contract manufacturing organizations that manufacture ARIKACE for our use.  Our expenses related to clinical trials are primarily related to activities at contract research organizations that conduct and manage clinical trials on our behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts primarily depend mainly on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.

Index

Prior to 2011, we devoted substantially all of our resources to the research and development of a number of product candidates in our follow-on-biologics (FOB) platform and advancing our proprietary protein platform into niche markets with unmet needs.  Since 2011, we have focused our development activities principally on our proprietary, advanced liposomal technology designed specifically for inhalation lung delivery. We are conducting three clinical trials: (1) a phase 3 trial in Europe and Canada in which we are evaluating ARIKACE in CF patients with Pseudomonas lung infections, (2) an open label extension study in which patients that complete the phase 3 trial have the option to receive ARIKACE for a period of two years and (3) a phase 2 trial in the US in which we are evaluating ARIKACE for NTM infections. Since our business combination with Transave, our research and development expenses for our ARIKACE program were approximately $44.0 million. We expect that our development efforts in 2013 and 2014 will principally relate to the use of ARIKACE in the CF and NTM indications.

Our clinical trials with ARIKACE are subject to numerous risks and uncertainties that are outside of our control, including the possibility that necessary regulatory approvals may not be obtained.  In addition, the duration and the cost of clinical trials may vary significantly from trial to trial over the life of a project as a result of differences in the study protocol for each trial as well as differences arising during the clinical trial, including, among others, the following:

•	the number of patients that ultimately participate in the trial;
•	the duration of patient follow-up that is determined to be appropriate in view of results;
•	the number of clinical sites included in the trials;
•	the length of time required to enroll suitable patient subjects; and
•	the efficacy and safety profile of the product candidate.

Our clinical trials may be subject to delays, particularly if we are unable to produce clinical trial material in sufficient quantities and of sufficient quality to meet the schedule for our clinical trials. Moreover, all of our product candidates must overcome significant regulatory, technological, manufacturing and marketing challenges before they can be successfully commercialized. Any significant delays that occur or additional expenses that we incur may have a material adverse effect on our financial position and may require us to raise additional capital sooner or in larger amounts than is presently expected. In addition, as a result of the risks and uncertainties related to the development and approval of our product candidates and the additional uncertainties related to our ability to market and sell these products once approved for commercial sale, we are unable to provide a meaningful prediction regarding when, if at all, we will generate positive cash inflow from these projects.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our executive, finance and accounting, legal, market research, and human resource functions.  General and administrative expenses also include professional fees for legal, including patent-related expenses, consulting, insurance, board of director fees, tax and accounting services. We expect that our general and administrative expenses will increase in order to support increased levels of development activities and commencement of commercialization activities for our product candidates.

Impairment Loss

Impairment loss consists of the write-down of the carrying amounts of in-process research and development (IPR&D) and Goodwill intangible assets.  We use the multi-period excess earnings method (“MPEEM”) for calculating impairment loss, which is a form of the income approach to derive the fair value of IPR&D intangible and goodwill assets. This approach calculates fair value by estimating future cash flows attributable to the assets and then discounting these cash flows to a present value using a risk-adjusted discount rate. We decided that a market based valuation approach was not appropriate for our financial reporting because we do not have operating revenues or net income. The income approach requires significant management judgment with respect to future volume, revenue and expense growth rates, changes in our working capital, appropriate discount rates and other assumptions and estimates. We believe the estimates and assumptions used in assessing impairment loss are consistent with our business plans. The use of different estimates and assumptions would increase or decrease the estimated fair value of our IPR&D, and might result in different effects on our results of operations.  Our actual results of operations may differ from management's estimates used in assessing impairment loss.

Index

Debt Issuance Costs

Debt issuance costs are amortized to interest expense using the effective interest rate method over the term of the debt. Our balance sheet reflects debt net of debt issuance costs paid to the lender and reflects debt issuance costs paid to other third parties as other assets.

Investment Income and Interest Expense

Investment income consists of interest and dividend income earned on our cash, cash equivalents and short-term investments, along with realized gains (losses) on the sale of investments. Interest expense consists primarily of interest costs related to our debt and capital lease obligations.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2012 and 2011

Net loss attributable to common stockholders for the year ended December 31, 2012 was $41.4 million (or $1.56 per common share – basic and diluted) compared with a net loss of $68.8 million (or $2.95 per common share – basic and diluted) for the year ended December 31, 2011.  The net loss attributable to stockholders in 2012 includes approximately $2.9 million in severance costs related to the termination of certain executives and employees.  The net loss attributable to common stockholders in 2011 includes a $26.0 million non-cash impairment loss for the write-down of the carrying amounts our IPR&D and Goodwill intangible assets, a $9.2 million non-cash charge for the beneficial conversion feature of our previously outstanding Series B Preferred Stock issued in the Transave merger and approximately $1.2 million in expenses relating to our decision to discontinue use of our Richmond, Virginia facility.

Revenue

We did not recognize any revenue for the year-ended December 31, 2012. Our revenues in 2011 consisted of $3.4 million of cost recovery revenues from the use of IPLEX® in an Expanded Access Program (EAP) we established in Italy to provide IPLEX® to physicians for use in their patients with amyotrophic lateral sclerosis and a $1.0 million non-refundable upfront license payment received from Eleison Pharmaceuticals, Inc. for the licensing of our liposomal cisplatin products and technology. We recorded this revenue during 2011 as we had the contractual right to receive it and we have no continuing involvement under this licensing agreement.

Research and Development Expenses

  Research and development expenses for the years ended December 31, 2012 and 2011, comprised the following:

	Year Ended
	December 31,		Increase (Decrease)
	2012	2011	$	%
	(in thousands)
Clinical development	$14,081	$16,835	$(2,754)	-16%
Clinical manufacturing	7,254	4,790	2,464	51%
Regulatory and quality assurance	34	106	(72)	-68%
Compensation and related	8,412	6,892	1,520	22%
	$29,781	$28,623	$1,158	4%

Research and development expenses increased to $29.8 million in 2012 from $28.6 million in 2011. Despite an increase in clinical trial activity in 2012, our overall clinical development expenses decreased by $2.8 million.  This decrease was primarily attributable to study start-up expenses incurred in 2011 related to the ARIKACE phase 3 clinical trial in a US CF patient population and the costs incurred to establish and initiate our phase 3 CF clinical trial in Europe and Canada.  The 2012 clinical development costs include clinical trial expenses and enrollment milestones for our phase 3 CF clinical study in Europe and Canada, the open label CF extension study, as well as our phase 2 NTM clinical study in the US.  Clinical manufacturing expenses increased by $2.5 million from 2011 to 2012 as we produced a greater number of ARIKACE lots for use in our studies.  The decrease in regulatory and quality assurance expenses of $0.1 million in the year ended 2012 compared with 2011 was attributable to the regulatory planning associated with the clinical studies noted above.  The $1.5 million increase in compensation and related expenses is attributable to increases in employee separation costs, including severance and related benefits, and facilities costs.

Index

General and Administrative Expenses

General and administrative expenses increased to $12.7 million in 2012 from $11.5 million in 2011.  The 2012 results included approximately $2.2 million in severance expenses related to the departure of several executives and employees.  The 2011 results included $1.2 million in charges related to our decision to discontinue use of our Richmond, Virginia facility.  In addition, total professional fees decreased by $0.7 million from 2011 to 2012 as a result of lower legal fees.

Impairment Loss

We recorded a $26.0 million non-cash impairment loss in 2011 due to the decline in the fair value of our in-process research and development, or IPR&D intangible and goodwill assets. This decline in fair value resulted from the impact of the clinical hold placed on our phase 3 studies of ARIKACE by the FDA in August 2011.  In January 2012, the FDA lifted the clinical hold on ARIKACE in patients with NTM lung infections, and in May 2012, the FDA lifted the clinical hold on ARIKACE in the US for the treatment of CF patients with Pseudomonas lung infections.

Investment Income

Investment income decreased to $1.8 million in 2012 from $2.1 million in 2011.  The $0.3 million decrease is a result of diminishing rates of return on our short-term investments during 2012 compared to 2011.

Interest Expense

Interest expense increased to $0.8 million during 2012 compared to $0.0 million in 2011. The $0.8 million increase was due to $20.0 million of borrowings ($10.0 million in June 2012 and $10.0 million in December 2012) under our Loan and Security Agreement we entered into in June 2012.

Accretion of Beneficial Conversion Feature

During March 2011, our stockholders approved a proposal to convert all of our outstanding Series B Preferred Stock into common stock. In connection with this approval, we recorded a $9.2 million non-cash charge in 2011 for the beneficial conversion feature of our previously outstanding Series B Preferred Stock.  The charge resulted from the difference between the conversion price of the Series B Preferred Stock of $7.10 per share and its carrying value of $6.10 per share. The carrying value of the Series B Preferred Stock was based on its fair value at issuance, which was estimated using the common stock price reduced for a lack of marketability between the issuance date and the anticipated date of conversion.

Comparison of Years Ended December 31, 2011 and 2010

Net loss attributable to common stockholders for the year ended December 31, 2011 was $68.8 million (or $2.95 per common share – basic and diluted) compared with a net loss of $6.4 million (or $0.49 per common share – basic and diluted) for the year ended December 31, 2010.  The net loss attributable to common stockholders in 2011 included a $26.0 million non-cash charge related to the impairment of our in process research and development and a $9.2 million non-cash charge for the beneficial conversion feature of our previously outstanding Series B Preferred Stock.

Revenue

For the year-ended December 31, 2011, revenues totaled $4.4 million, as compared with $6.9 million for the year-ended December 31, 2010.  The $2.5 million reduction was primarily due to a year-over-year decrease of $3.5 million in cost recovery revenue from our IPLEX EAP in Europe, offset by $1.0 million in license fees from the licensing of patent technology related to our CISPLATIN Lipid Complex. Our IPLEX EAP was discontinued in 2011.

Index

Research and Development Expenses

Research and development expenses increased to $28.6 million in 2011 from $4.7 million in 2010.  The increase of $23.9 million in 2011 is primarily attributable to the development of ARIKACE and the manufacturing of product to support clinical studies.  Clinical development expenses increased by $15.6 million in 2011 as compared with 2010 as a result of study initiation and start-up fees for ARIKACE plus the expenses for a preclinical toxicology study associated with the ARIKACE development program.   In addition, a $4.5 million increase in clinical manufacturing expenses from 2011 to 2010 was attributable to the manufacturing of ARIKACE for use in our studies.

We also incurred greater compensation and related expenses of $4.4 million as a result of increased headcount associated with the development of ARIKACE. In fact, overall research and development headcount increased from approximately 11 as of December 31, 2010 to 28 as of December 31, 2011.

General and Administrative Expenses

General and administrative expenses increased to $11.5 million in 2011 from $10.3 million in 2010.  The $1.2 million increase was due primarily to a $1.2 million charge in the fourth quarter of 2011 resulting from the closure of our Richmond, Virginia facility.

Impairment Loss

In 2011 we recorded a $26.0 million non-cash impairment loss resulting from the decline in the fair value of our IPR&D intangible and goodwill assets, due to the material impact of the temporary clinical hold on our ARIKACE development program.  In January 2012, the FDA lifted the clinical hold on ARIKACE in patients with NTM lung infections.  In May 2012, the FDA lifted the clinical hold on ARIKACE in the US for the treatment of CF patients with Pseudomonas lung infections.

Investment Income and Interest Expense

Investment income, net of interest expense, increased to $2.1 million in 2011 from $1.7 million in 2010.  The $0.3 million increase is a result of improved returns on our short-term investments despite a decrease in overall short-term investment balances year over year.  The reduction in interest expense in 2011 compared with 2010 was entirely due to the elimination of convertible notes, which were fully repaid in March 2010.

Accretion of Beneficial Conversion Feature

In 2011, we recorded a $9.2 million non-cash charge for the beneficial conversion feature of our then outstanding Series B Preferred Stock.  The charge resulted from the difference between the conversion price of the Series B Preferred Stock of $7.10 per share and its carrying value of $6.10 per share. The carrying value of the Series B Preferred Stock was based on its fair value at issuance, which was estimated using the common stock price reduced for a lack of marketability between the issuance date and the anticipated date of conversion.

LIQUIDITY AND CAPITAL RESOURCES

Overview

 There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization.  Historically, we have funded our operations through public and private placements of equity securities, through debt financing, from the proceeds from the sale of our follow-on biologics (“FOB”) platform to Merck in 2009 and from revenues related to sales of product and our IPLEX EAP, which was discontinued in 2011.  We expect to continue to incur losses because we plan to fund research and development activities and commercial launch activities, and we do not expect material revenues for at least the next few years.

Index

As of December 31, 2012, we had total cash, cash equivalents, and a certificate of deposit on hand of $92.9 million, consisting of $90.7 million in cash and cash equivalents and $2.2 million in a certificate of deposit, as compared with $78.4 million of cash, cash equivalents, short term investments and a certificate of deposit on hand as of December 31, 2011, an increase of $14.5 million.  The $14.5 million (net) increase was due to our financing activities during 2012, which included $20.0 million of proceeds from our debt financing and $25.7 million of proceeds from the issuance of common stock, which were partially offset by the use of $31.0 million in operations. Our working capital was $75.7 million as of December 31, 2012, which excludes our certificate of deposit of $2.2 million that matures in July 2013.

We believe we currently have sufficient funds to meet our financial needs for 2013.  However, our business strategy may require us to, or we may otherwise determine to, raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise.  Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of complementary technologies, to commercialize our product candidates or to purchase other products.  In addition, we may determine to raise capital opportunistically.  We cannot assure you that adequate capital will be available on favorable terms, or at all, when needed.  If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations.

Cash Flows

Net cash used in operating activities was $31.0 million, $30.2 million and $7.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The net cash used in operating activities during 2012 and 2011 was primarily for the clinical development of our lead product candidate, ARIKACE, which included the advancement of ARIKACE in three clinical trials.  The $22.5 million increase in net cash used in operating activities in 2011 as compared to 2010 related primarily to the initiation of two clinical trials for the study of ARIKACE.

Net cash provided by investing activities was $61.5 million, $34.4 million and $6.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The net cash provided by investing activities in 2012 was primarily a result of the net sales of short-term investments of $61.8 million. The net cash provided by investing activities in 2011 resulted from $35.3 million of net sales of short-term investments that were partially offset by fixed asset purchases of $1.0 million that were primarily for leasehold improvements. The net cash provided by investing activities in 2010 was primarily a result of $12.7 million of net sales of short-term investments that were partially offset by $6.7 million of cash consideration paid to stockholders as a result of our merger with Transave.

Net cash provided by (used in) financing activities was $45.4 million, ($0.1) million and ($0.2) million for the years ended December 31, 2012, 2011 and 2010, respectively. Net cash provided by financing activities in 2012 included $20.0 million of proceeds from the issuance of debt and $25.7 million of proceeds from the issuance of common stock registered in a direct public offering.  Net cash used in financing activities in 2011 was primarily a result of payments on capital lease obligations.  Net cash used in financing activities in 2010 was due to the final repayment of the 2005 convertible notes.

On June 29, 2012, we and our domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement that allowed us to borrow up $20.0 million in $10.0 million increments (“Loan Agreement”). We borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (“Notes A and B”) on June 29, 2012 and December 27, 2012, respectively. Notes A and B bear interest at 9.25%. Note A is to be repaid over a 42-month period with the first twelve monthly payments representing interest only followed by thirty monthly equal payments of principal and interest. Note B is to be repaid over a 36-month period with the first six monthly payments representing interest only followed by thirty monthly equal payments of principal and interest. The interest only period is extendable to December 31, 2013, contingent upon completion of certain ARIKACE-related development milestones. The principal monthly repayments for Notes A and B are scheduled to begin on August 1, 2013 and end on January 1, 2016. In connection with the Loan Agreement, we granted the lender a first position lien on all of our assets, excluding intellectual property. Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and we are required to pay an “end of term” charge of $390,000.

Contractual Obligations

We have two operating leases for office and laboratory space located in Monmouth Junction, NJ that terminate on December 31, 2014. Future minimum rental payments under these two leases total approximately $1.4 million.  We continue to lease office space in Richmond, VA where our corporate headquarters were previously located. Future minimum rental payments under this lease total approximately $1.9 million.  During 2011, we recorded a net present value charge of $1.2 million in general and administrative expenses associated with vacating the Richmond, VA facility.

Index

We executed two secured promissory notes totaling $20.0 million; $10.0 million in June 2012 and $10.0 million in December 2012. We also entered into three capital leases for lab equipment and leasehold improvements with monthly payments through December 2014. As of December 31, 2012, future payments under the two promissory notes, the capital leases and minimum future payments under non-cancellable operating leases are as follows:

		As of December 31, 2012

		Payments Due By Period
		Less than			After
	Total	1 year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Debt obligations
Debt maturities	$20,000	$3,007	$16,205	$788	$-
Contractual interest	3,545	1,762	1,777	6	-
Capital lease obligations	-			-
Debt maturities	166	102	64	-	-
Contractual interest	1	1	-	-	-
Operating leases	3,312	1,188	1,699	425
Purchase obligations	-	-	-	-	-

Total contractual obligations	$27,024	$6,060	$19,745	$1,219	$-

 This table does not include (a) any milestone payments which may become payable to third parties under our license and collaboration agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts of such payments, timing and/or the likelihood of such payments are not known, and (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

We currently have a licensing agreement with PARI for use of the optimized eFlow Nebulizer System for delivery of ARIKACE in treating patients with CF, bronchiectasis and NTM infections.  We have rights to several US and foreign issued patents, and patent applications involving improvements to the optimized eFlow Nebulizer System.  Under the licensing agreement, PARI is entitled to receive payments either in cash, qualified stock or a combination of both, at PARI’s discretion, based on achievement of certain milestone events including phase 3 trial initiation (which occurred in 2012), first acceptance of MAA submission (or equivalent) in the US of ARIKACE and the device, first receipt of marketing approval in the US for ARIKACE and the device, and first receipt of marketing approval in a major EU country for ARIKACE and the device, and NDA acceptance and regulatory approval of ARIKACE.  In addition, PARI is entitled to receive royalty payments on commercial sales of ARIKACE pursuant to the licensing agreement.

In 2005 and 2009, we entered into a research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby we received $1.7 million and $2.2 million for each respective agreement in research funding for the development of its ARIKACE product.  If ARIKACE becomes an approved product for CF patients in the US, we will owe a payment to CFFT of up to $13.4 million that is payable over a three-year period after approval as a commercialized drug in the US.  Furthermore, if certain sales milestones are met within 5 years of the drug commercialization approval in the US, we would owe an additional $3.9 million in additional payments.  Since there is significant development risk associated with ARIKACE, we have not accrued these obligations.

In 2009 and 2012, we entered into a cooperative research and development agreement (CRADA) with National Institutes of Allergy and Infectious Diseases (NIAID) to design and conduct our phase 2 study of ARIKACE in patients with NTM. NIAID has also agreed to provide biostatistical advisory input in connection with the phase 2 NTM study. If we decide not to continue with the commercialization of ARIKACE in NTM, NIAID will have the right to complete the clinical trial.  Further NIAID may elect to pursue its rights to obtain license rights to certain inventions made under the CRADA.

Index

Future Funding Requirements

We may need to raise additional capital to fund our operations and to develop and commercialize ARIKACE.  Our future capital requirements may be substantial and will depend on many factors, including:

•
the decisions of the FDA and EMA with respect to our applications for marketing approval of ARIKACE in the US and Europe; the costs of activities related to the regulatory approval process; and the timing of approvals, if received;

•	the timing and cost of our anticipated clinical trials of ARIKACE for the treatment of adult patients with CF;
•	the cost of putting in place the sales and marketing capabilities necessary to be prepared for a potential commercial launch of ARIKACE, if approved;
•	the cost of filing, prosecuting and enforcing patent claims;
•	the costs of our manufacturing-related activities;
•	the costs associated with commercializing ARIKACE if we receive marketing approval; and
•	subject to receipt of marketing approval, the levels, timing and collection of revenue received from sales of approved products, if any, in the future.

In June 2012, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission.  This shelf registration statement permits us to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants of up to an aggregate of $75.0 million.  In October 2012, we issued approximately $25.7 million worth of common stock utilizing the shelf registration statement.  We believe we currently have sufficient funds to meet our financial needs for 2013.  However, our business strategy may require us to, or we may otherwise determine to, raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise.  Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of complementary technologies, to commercialize our product candidates or to purchase other products.  In addition, we may determine to raise capital opportunistically. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and commercialization or our plans to establish a sales and marketing force, any of which could harm our business, financial condition and results of operations.  The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, our continued progress in our regulatory, development and commercial activities.  We cannot assure you that such capital funding will be available on favorable terms or at all.  If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations.

To date, we have not generated any revenue from ARIKACE.  We do not know when or if we will generate any revenue.  We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize, ARIKACE.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  We do not have any interest in special purpose entities, structured finance entities or other variable interest entities.

CRITICAL ACCOUNTING POLICIES

Preparation of financial statements in accordance with generally accepted accounting principles in the US requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  We use our historical experience and other relevant factors when developing our estimates and assumptions.  We continually evaluate these estimates and assumptions.  The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts of revenue reported in our consolidated statements of comprehensive loss are effected by estimates and assumptions, which are used for, but not limited to, the accounting for research and development, revenue recognition, beneficial conversion charge, stock-based compensation, identifiable intangible assets and goodwill, and accrued expenses. The accounting policies discussed below are considered critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment.  Actual results could differ from our estimates.  For additional accounting policies, see Note 2 to our Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

Index

Research and Development

Research and development expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving our research and development functions, and other internal operating expenses, the cost of manufacturing our drug candidate for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. Our expenses related to manufacturing our drug candidate for clinical study are primarily related to activities at contract manufacturing organizations that manufacture ARIKACE for our use.  Our expenses related to clinical trials are primarily related to activities at contract research organizations that conduct and manage clinical trials on our behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts primarily depend mainly on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol.

Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.

Revenue Recognition

We recognize revenues when all of the following four criteria are present: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

Where we have continuing performance obligations under the terms of a collaborative arrangement, non-refundable upfront license payments received upon contract signing are recorded as deferred revenue and recognized as revenue as the related activities are performed. The period over which these activities are to be performed is based upon management’s estimate of the development period. Changes in management’s estimate could change the period over which revenue is recognized. Research and/or development payments are recognized as revenues as the related research and/or development activities are performed and when we have no continuing performance obligations related to the research and development payment received.

Where we have no continuing involvement under a collaborative arrangement, we record nonrefundable license fee revenues when we have the contractual right to receive the payment, in accordance with the terms of the collaboration agreement, and record milestones upon appropriate notification to us of achievement of the milestones by the collaborative partner.

 We recognize revenue from milestone payments when earned, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) we do not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. Any amounts received under the agreement in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as we complete our performance obligations.

With regard to recognizing revenue for multiple deliverable revenue arrangements, each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

In addition, multiple deliverable revenue arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. We also apply a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.

Index

Deferred revenue associated with a non-refundable payment received under a collaborative agreement that is terminated prior to its completion results in an immediate recognition of the deferred revenue.

Beneficial Conversion Charge

When issuing debt or equity securities that are convertible into our common stock at a discount from the fair value of our common stock at the date the debt or equity financing is committed, we are required to record a beneficial conversion charge in accordance with Accounting Standards Codification 470-20 on the commitment date (the conversion date). The beneficial conversion charge is measured as the difference between the fair value of the securities at the time of issue and the fair value of the common stock at the commitment date. We record the beneficial conversion charge as a non-cash charge to earnings. In 2011, we recorded a beneficial conversion charge of $9.2 million for the conversion of our previously outstanding Series B Preferred Stock (issued in the Transave merger) into common stock. See Note 3 of the consolidated financial statements for further information about the beneficial conversion feature.

Stock-Based Compensation

We recognize stock-based compensation expense for awards of equity instruments to employees and directors based on the grant-date fair value of those awards.  The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award, and if applicable, is adjusted for expected forfeitures. Stock-based compensation expense is included in both research and development expenses and general and administrative expenses in the Consolidated Statements of Comprehensive Loss. For awards deemed to be granted outside of the Company’s 2000 Stock Incentive Plan, the Company uses liability accounting.  These awards are classified as a liability and are remeasured at fair value at the end of each reporting period.  Changes in fair value are included in compensation expense in the Consolidated Statements of Comprehensive Loss (see additional disclosures related to awards granted outside of the 2000 Stock Incentive Plan in Footnote 10 “Stock-Based Compensation” of our consolidated financial statements located in Part IV, Item 15 of this Annual Report on Form 10-K).

The following table summarizes the assumptions used in determining the fair value of stock options granted during the years ended December 31, 2012 and 2011 (no stock options were granted during 2010).

	2012	2011

Volatility	96.2%	111.6%
Risk-free interest rate	0.7%	0.9%
Dividend yield	0.0%	0.0%
Expected option term (in years)	6.25	6.25

For the years ended December 31, 2012 and 2011, the volatility factor was based on our historical volatility since the closing of our merger with Transave, Inc. on December 1, 2010.  The expected life was determined using the simplified method as described in ASC Topic 718, “Accounting for Stock Compensation”, which is the midpoint between the vesting date and the end of the contractual term.  The risk-free interest rate is based on the US Treasury yield in effect at the date of grant.  Forfeitures are based on actual percentage of option forfeitures since the closing of the merger on December 1, 2010 and are the basis for future forfeiture expectations.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are measured at their respective fair values and are not amortized until commercialization. Once commercialization occurs, these intangible assets will be amortized over their estimated useful lives. The fair values assigned to our intangible assets are based on reasonable estimates and assumptions given available facts and circumstances. Unanticipated events or circumstances may occur that may require us to review the assets for impairment. Events or circumstances that may require an impairment assessment include negative clinical trial results, the non-approval of a new drug application by a regulatory agency, material delays in our development program or a sustained decline in market capitalization.

Index

Indefinite-lived intangible assets are not subject to periodic amortization. Rather, indefinite-lived intangibles are reviewed for impairment by applying a fair value based test on an annual basis or more frequently if events or circumstances indicate impairment may have occurred. Events or circumstances that may require an interim impairment assessment are consistent with those described above.  We perform our annual impairment test as of October 1 of each year.

We use the income approach to derive the fair value of in-process research and development assets. This approach calculates fair value by estimating future cash flows attributable to the assets and then discounting these cash flows to a present value using a risk-adjusted discount rate. A market based valuation approach was not considered given a lack of revenues and profits by us. This approach requires significant management judgment with respect to unobservable inputs such as future volume, revenue and expense growth rates, changes in working capital use, appropriate discount rates and other assumptions and estimates. The estimates and assumptions used are consistent with our business plans.

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. This process involves estimating the level of service performed on our behalf and the associated cost incurred in instances where we have not been invoiced or otherwise notified of actual costs. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, clinical trials and manufacturing of clinical materials. We accrue for expenses associated with these external services by determining the total cost of a given study based on the terms of the related contract. We accrue for costs incurred as the services are being provided by monitoring the status of the trials and the invoices received from our external service providers. In the case of clinical trials, the estimated cost normally relates to the projected costs of having subjects enrolled in our trials, which we recognize over the estimated term of the trial according to the number of subjects enrolled in the trial on an ongoing basis, beginning with subject enrollment. As actual costs become known to us, we adjust our accruals. To date, the number of clinical trials and related research service agreements has been relatively limited and our estimates have not differed significantly from the actual costs incurred.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2011, an Accounting Standards Update was issued that eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity will be required to present items of net income (loss) and other comprehensive income (loss) in one continuous statement or in two separate, but consecutive statements. This standard became effective for us on January 1, 2012. As this accounting standard relates only to the presentation of other comprehensive income (loss), the adoption of the standard did not have an impact on our consolidated financial statements.

In May 2011, an amendment to an accounting standard was issued that amends the fair value measurement guidance and includes some expanded disclosure requirements. The most significant change is the disclosure information required for Level 3 (see Note 2) measurements based on unobservable inputs. This amendment became effective for us on January 1, 2012 and its adoption did not impact our consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2013, an Accounting Standards Update was issued that requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income (loss) based on its source and the income statement line items affected by the reclassification. This guidance is effective for annual and interim reporting periods beginning after December 15, 2012. We believe the adoption of this standard will not have a material impact on our consolidated financial statements.

Index

In July 2012, an Accounting Standards Update was issued that allows companies to assess qualitative factors to determine the likelihood of indefinite-lived intangible asset impairment and whether it is necessary to perform the quantitative impairment test currently required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We believe the adoption of this standard will not have a material impact on our consolidated financial statements.

In December 2011, an Accounting Standards Update was issued that requires disclosure of information about offsetting and related arrangements to enable users of our consolidated financial statements to understand the effect of those arrangements on the our financial position. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required are to be applied retrospectively for all comparative periods presented. Upon adoption, we do not expect that this standard will materially impact our disclosures included in our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2012, our cash and cash equivalents were in cash accounts or were invested in money funds.  Such accounts or investments are not insured by the federal government.

As of December 31, 2012, we had $20.0 million of fixed rate borrowings in the form of two secured promissory notes that bear interest at 9.25% outstanding under a Loan and Security Agreement we entered into in June 2012.  If a 10% change in interest rates were to have occurred on December 31, 2012, this change would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars.  However, we do conduct certain transactions in other currencies, including Euros or British Pounds.   Fluctuations in foreign currency exchange rates do not materially effect on our results of operations.  During 2012, 2011 and 2010, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in our Financial Statements and Supplementary Data listed in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the periodic reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In light of the material weakness over the administration, accounting and oversight of our Amended and Restated 2000 Stock Incentive Plan, further described below, we concluded that our disclosure controls and procedures were ineffective as of December 31, 2012.

Index

As a result of the identification of the material weakness, management performed additional analyses and other procedures to ensure its consolidated financial statements were prepared in accordance with accounting principles generally accepted in the US. These additional analyses and procedures included, among other things, expansion of our normal year-end closing and testing procedures and deployment of significant in-house and external resources. Based on the additional procedures performed, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

 Management’s Report on Internal Control Over Financial Reporting

           Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial and accounting officers and effected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management concluded that the company’s internal control over financial reporting was ineffective as of December 31, 2012, due to the fact that there was a material weakness in our internal control over the administration, accounting and oversight of its 2000 Stock Incentive Plan. Specifically, in connection with a recent review of our equity compensation grants, we determined that we had inadvertently exceeded the annual per-person sub-limits applicable to grants of equity awards provided for by our 2000 Stock Incentive Plan.  During the two years ended December 31, 2012, we granted equity compensation to employees and directors relating to an aggregate of 1.4 million shares of common stock in excess of such sub-limits, which resulted in additional stock based compensation expense of $0.5 million and a liability of $1.2 million in the consolidated financial statements for the period ending and as of December 31, 2012.  Additionally, on January 2, 2013, we granted a stock option that exceeded the applicable sub-limit by 10,000 shares.  We have not exceeded the overall 3,925,000 share reserve currently provided for by the 2000 Stock Incentive Plan and approved by shareholders, whether as a result of previously-issued awards or currently outstanding awards.

Remediation Plan

Management and our Board of Directors are actively engaged in implementing a remediation plan to address the material weakness over the administration, accounting and oversight of our 2000 Stock Incentive Plan.  We recently hired a new Chief Financial Officer and a new Senior Vice President of Human Resources, and we added a senior director to our finance staff which we believe will help strengthen our internal controls.  Additional remediation efforts we expect to implement include, among other things, modification of certain forms and processes, training of certain personnel, possible rotation of Board members to different committees and a review of each of the charters for our Board committees.

Index

Pursuant to our remediation plan, on March 15, 2013, our compensation committee of the Board recommended and the Board approved an amendment to the 2000 Stock Incentive Plan to replace the three individual annual per person equity compensation limits with a single aggregate stock option, performance share and restricted stock sub-limit of 1,500,000 shares.  We did not change the overall share reserve for the 2000 Stock Incentive Plan of 3,925,000 shares, which was approved by our shareholders in 2011.

          Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on our internal control over financial reporting.  The report of Ernst & Young LLP is contained in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 10 of Form 10-K is hereby incorporated by reference from the discussion responsive thereto under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 11 of Form 10-K is hereby incorporated by reference from the discussion responsive thereto under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,”  “Compensation Committee Interlocks and Insider Participation” and “Directors Compensation” in our definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 12 of Form 10-K is hereby incorporated by reference from the discussion responsive thereto under the captions “Compensation Discussion and Analysis,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” in our definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 13 of Form 10-K is hereby incorporated by reference from the discussion responsive thereto under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 14 of Form 10-K is hereby incorporated by reference from the discussion responsive thereto under the caption “Corporate Governance” and “Ratification of Independent Public Accountants” in our definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the SEC.

Index

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page F-1:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2012 and 2011

(iii)	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012, 2011 and 2010

(iv)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

(vi)	Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES.

None required.

3.	EXHIBITS.

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 2013.

Insmed Incorporated
a Virginia corporation
(Registrant)

By:	/s/ William H. Lewis
William H. Lewis
President and Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of March, 2013.

Signature	Title

/s/ William H. Lewis
William H. Lewis	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Andrew T. Drechsler
Andrew T. Drechsler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Donald Hayden, Jr.
Donald Hayden, Jr.	Chairman of the Board of Directors

/s/ Al Altomari
Al Altomari	Director

/s/ Steinar J. Engelsen, M.D.
Steinar J. Engelsen, M.D.	Director

/s/ Richard S. Kollender
Richard S. Kollender	Director

/s/ Melvin Sharoky, M.D.
Melvin Sharoky, M.D.	Director

/s/ Randall W. Whitcomb, M.D.
Randall W. Whitcomb, M.D.	Director

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Insmed Incorporated

We have audited the accompanying consolidated balance sheets of Insmed Incorporated as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insmed Incorporated at December 31, 2012 and 2011, and the consolidated results of its comprehensive loss and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insmed Incorporated’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 18, 2013

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Insmed Incorporated

We have audited Insmed Incorporated’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Insmed Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment.  Management has identified a material weakness in its internal controls over the administration, accounting and oversight of its 2000 Stock Incentive Plan.  We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insmed Incorporated as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years ended December 31, 2012.  This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated March 18, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Insmed Incorporated has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 18, 2013

Index

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value, share and per share data)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$90,782	$14,848
Short-term investments	-	61,424
Certificate of deposit	2,153	-
Accounts receivable	-	757
Prepaid expenses and other current assets	643	370
Total current assets	93,578	77,399

Certificate of deposit	-	2,085
In-process research and development	58,200	58,200
Other assets	117	212
Fixed assets, net	1,666	1,937
Total assets	$153,561	$139,833

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,060	$2,334
Accrued expenses	2,933	800
Accrued compensation	2,207	795
Accrued lease expense, current	295	278
Deferred rent	149	156
Capital lease obligations, current	96	114
Current portion of long term debt	3,007	-
Total current liabilities	15,747	4,477

Accrued lease expense, long-term	647	923
Capital lease obligations, long-term	64	166
Debt, long-term	16,221	-
Total liabilities	32,679	5,566

Commitments and contingencies	-	-

Stockholders' equity:
Common stock; $.01 par value; 500,000,000 authorized shares, 31,488,204 and 24,833,301 issued and outstanding shares at December 31, 2012 and 2011, respectively	315	248
Additional paid-in capital	455,325	427,743
Warrant to purchase 329,932 shares of common stock for $2.94 per share at December 31, 2012	790	-
Accumulated deficit	(335,548)	(294,174)
Accumulated other comprehensive income:
Unrealized gain on investments, net of taxes	-	450
Total stockholders' equity	120,882	134,267
Total liabilities and stockholders' equity	$153,561	$139,833

See accompanying notes to audited consolidated financial statements

Index

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss
(in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010

License fees	$-	$1,002	$4
Other expanded access program income, net	-	3,415	6,917
Total revenues	-	4,417	6,921

Operating expenses:
Research and development	29,781	28,623	4,702
General and administrative	12,657	11,523	10,311
Impairment loss	-	25,990	-
Total operating expenses	42,438	66,136	15,013

Operating loss	(42,438)	(61,719)	(8,092)

Investment income	1,822	2,064	1,845
Interest expense	(763)	(10)	(109)
Gain on sale of asset, net	5	1	-
Loss before income taxes	(41,374)	(59,664)	(6,356)

Provision for income taxes	-	-	78

Net loss	(41,374)	(59,664)	(6,434)

Accretion of beneficial conversion charge	-	(9,175)	-

Net loss attributable to common stockholders	$(41,374)	$(68,839)	$(6,434)

Basic and diluted net loss attributable to common stockholders per share	$(1.56)	$(2.95)	$(0.49)

Weighted average basic and diluted common shares outstanding	26,545	23,348	13,250

Net loss attributable to common stockholders	$(41,374)	$(68,839)	$(6,434)
Comprehensive loss:
Unrealized gains on investments, net of taxes	-	450	993
Comprehensive loss attributable to common stockholders	$(41,374)	$(68,389)	$(5,441)

See accompanying notes to audited consolidated financial statements

Index

INSMED INCORPORATED
Consolidated Statements of Stockholders' Equity
(in thousands)

									Accumulated
							Additional		Other
	Common Stock		Preferred Stock		Warrant		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2009	13,021	$1,302	-	$-	-	$-	$350,243	$(228,076)	$445	$123,914
Comprehensive loss:
Net loss								(6,434)		(6,434)
Unrealized gain (loss) on investment, net of taxes									548	548
Issuance of common stock upon issuance of restricted stock awards	39	4					-	-	-	4
Issuance of common stock upon merger	2,594	259					18,160	-	-	18,419
Issuance of preferred stock upon merger			9,175	918			55,108	-	-	56,026
Stock compensation expense		-					366	-	-	366
Balance at December 31, 2010	15,654	1,565	9,175	918	-	-	423,877	(234,510)	993	192,843
Comprehensive loss:
Net loss								(59,664)		(59,664)
Unrealized gain (loss) on investment, net of taxes									(543)	(543)
Total comprehensive loss
1 for 10 reverse stock split		(2,235)					2,235			0
Exercise of stock options	5	-					32	-	-	32
Conversion of preferred stock into common stock	9,174	918	(9,175)	(918)				-	-
Stock compensation expense		-					1,599	-	-	1,599
Balance at December 31, 2011	24,833	248	-	-	-	-	427,743	(294,174)	450	134,267
Comprehensive loss:
Net loss								(41,374)		(41,374)
Unrealized gain (loss) on investment, net of taxes									(450)	(450)
Exercise of stock options	30	1					213	-	-	214
Net proceeds from issuance of common stock	6,304	63					25,595			25,658
Issuance of common stock for vesting of RSUs	321	3					(3)	-	-	-
Fair value of warrant granted in connection with debt financing					330	790				790
Stock compensation expense		-					1,777	-	-	1,777
Balance at December 31, 2012	31,488	$315	-	$-	330	$790	$455,325	$(335,548)	$-	$120,882

See accompanying notes to audited consolidated financial statements

Index

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(41,374)	$(59,664)	$(6,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	561	343	54
Stock based compensation expense	2,981	1,599	366
Gain on sale of asset, net	(5)	(1)	-
Gain on sale of short-term investments, net	(833)	-	-
Impairment loss	-	25,990	-
Amortization of debt discount and debt issuance costs	236	-	-
Accrual of the end of term charge on the debt	44	-	-
Changes in operating assets and liabilities:
Accounts receivable	757	(286)	19
Income tax receivable	-	-	2,023
Prepaid expenses and other assets	(180)	(214)	(78)
Accounts payable	4,726	884	(2,750)
Accrued expenses and deferred rent	922	667	(1,127)
Accrued lease expenses	(259)	1,201	-
Accrued compensation	1,412	(322)	201
Deferred revenue	-	(402)	4
Net cash used in operating activities	(31,012)	(30,205)	(7,722)

Investing activities
Cash consideration for merger, net of cash acquired	-	-	(6,733)
Purchase of fixed assets	(290)	(979)	-
Proceeds from sale of asset	5	-	-
Sales of short-term investments	81,464	36,500	115,153
Purchases of short-term investments	(19,657)	(1,161)	(102,462)
Net cash provided by investing activities	61,522	34,360	5,958

Financing activities
Payments on capital lease obligations	(120)	(82)	(6)
Proceeds from issuance of debt	20,000	-	-
Repayment of convertible notes	-	-	(231)
Proceeds from issuance of common stock	25,658	-	-
Proceeds from exercise of stock options	214	32	-
Payment of debt issuance costs	(328)	-	-
Other	-	-	4
Net cash provided by (used in) financing activities	45,424	(50)	(233)

Increase (decrease) in cash and cash equivalents	75,934	4,105	(1,997)
Cash and cash equivalents at beginning of period	14,848	10,743	12,740

Cash and cash equivalents at end of period	$90,782	$14,848	$10,743

Supplemental disclosures of cash flow information:
Cash paid for interest	$398	$10	$-
Cash received for taxes, net	$-	$-	$(1,884)

Supplemental disclosures of non-cash investing and financing activities:
Capital lease obligations incurred	-	$198	-
Unrealized (gain) loss on investments	$(450)	$(543)	$548
Accretion of beneficial conversion charge	-	$(9,175)	-
Fair value of warrant granted in connection with debt financing	$790	-	-
Conversion of Series B preferred stock into common stock	-	$918	-
Issuance of common stock upon merger	-	-	$18,419
Issuance of preferred stock upon merger	-	-	$56,026

See accompanying notes to audited consolidated financial statements

Index

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business - Insmed is a biopharmaceutical company focused on developing and commercializing inhaled therapies for patients battling serious lung diseases that are often life threatening. The Company’s lead product candidate, ARIKACE®, or liposomal amikacin for inhalation, is an inhaled antibiotic treatment that delivers a proven and potent anti-infective directly to the site of serious lung infections to improve the efficacy, safety and convenience of this therapeutic approach for patients.

Currently, the Company is conducting clinical trials of ARIKACE for two initial indications in orphan patient populations: a phase 3 clinical trial in cystic fibrosis (CF) patients who have lung infections caused by Pseudomonas aeruginosa (Pseudomonas) and a phase 2 clinical trial in patients who have lung infections caused by non-tuberculous mycobacteria (NTM). The Company’s strategy is to continue to develop ARIKACE for additional indications beyond Pseudomonas in CF and NTM.  The Company’s primary development focus is to obtain regulatory approval for ARIKACE for these two initial indications and to prepare for commercialization initially in Europe and Canada and eventually in the United States (US).  If approved, ARIKACE will be the first once-a-day inhaled antibiotic treatment option available for these CF and NTM indications.

The Company was incorporated in the Commonwealth of Virginia on November 29, 1999. On December 1, 2010, the Company completed a business combination with Transave, Inc. (Transave), a privately held, New Jersey-based pharmaceutical company focused on the development of differentiated and innovative inhaled pharmaceuticals for the site-specific treatment of serious lung infections. The integration with Transave was completed in 2011.  The Company’s continuing operations are based on the technology and products historically developed by Transave. The Company’s principal executive offices are located in Monmouth Junction, New Jersey.

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Transave, LLC, Insmed Pharmaceuticals, Incorporated, Insmed Limited, and Celtrix Pharmaceuticals, Incorporated (Celtrix). All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances.  The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenue and expenses reported for each periods presented are effected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, stock-based compensation, income taxes, loss contingencies, the beneficial conversion charge, the warrant fair value calculation, impairment of intangibles and long lived assets and accounting for research and development costs.   Actual results could differ from those estimates.

Index

Prior Period Reclassifications - Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current-year presentation. Specifically, the Company allocated a portion of certain operating expenses from general and administrative expense to research and development expense in 2012 and recast prior year amounts to conform to the current year presentation for comparability purposes.

Investment Income and Interest Expense - Investment income consists of interest and dividend income earned on our cash, cash equivalents and short-term investments, along with realized gains (losses) on the sale of investments. Interest expense consists primarily of interest costs related to our debt and capital lease obligations.

Cash, Cash Equivalents and Short-Term Investments - The Company considers cash equivalents to be highly liquid investments with maturities of three months or less from the date of purchase.  Short-term investments were available for sale and consisted primarily of short-term municipal bonds, U. S. treasuries and mutual funds.  These securities were carried at fair value of the investment based on quoted market prices. The cost of the specific security sold is used to compute the gain or loss on the sale of the securities sold.

Fixed Assets, Net - Fixed assets are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of three to seven years are used for computer equipment, laboratory equipment, office equipment and furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Long-lived assets, such as lab equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset.

Identifiable Intangible Assets and Goodwill - Identifiable intangible assets are measured at their respective fair values and are not amortized until commercialization. Once commercialization occurs, these intangible assets will be amortized over their estimated useful lives. The fair values assigned to our intangible assets are based on reasonable estimates and assumptions given available facts and circumstances. Unanticipated events or circumstances may occur that may require us to review the assets for impairment. Events or circumstances that may require an impairment assessment include negative clinical trial results, the non-approval of a new drug application by a regulatory agency, material delays in our development program or a sustained decline in market capitalization.

Indefinite-lived intangible assets are not subject to periodic amortization. Rather, indefinite-lived intangibles are reviewed for impairment by applying a fair value based test on an annual basis or more frequently if events or circumstances indicate impairment may have occurred. Events or circumstances that may require an interim impairment assessment are consistent with those described above.  The Company performs its annual impairment test as of October 1 of each year.

The Company uses the income approach to derive the fair value of in-process research and development assets. This approach calculates fair value by estimating future cash flows attributable to the assets and then discounting these cash flows to a present value using a risk-adjusted discount rate. A market based valuation approach was not considered given a lack of revenues and profits for the Company. This approach requires significant management judgment with respect to unobservable inputs such as future volume, revenue and expense growth rates, changes in working capital use, appropriate discount rates and other assumptions and estimates. The estimates and assumptions used are consistent with the Company's business plans.

  Debt Issuance Costs - Debt issuance costs are amortized using the effective interest rate method, and amortized to interest expense over the term of the debt. Debt issuance costs paid to the lender are reflected as a discount to the debt, and debt issuance costs paid to other third parties are reflected as other assets in the consolidated balance sheets.

Fair Value Measurements - The Company categorizes its financial assets and liabilities measured and reported at fair value in the financial statements on a recurring basis based upon the level of judgments associated with the inputs used to measure their fair value.  Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs used to determine the fair value of financial assets and liabilities, are as follows:

Index

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

Financial instruments in Level 1 generally include US treasuries and mutual funds listed in active markets.  Financial instruments in Level 2 generally include municipal bonds listed in secondary markets.

The following table presents assets and liabilities measured at fair value as of December 31, 2012 and December 31, 2011 (in thousands).

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Quoted Prices in
		Active Markets for	Inactive Markets for	Significant
		Identical Assets	Identical Assets	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2012:
Assets:
Cash and cash equivalents	$90,782	$90,782	$-	$-
Certificate of deposit	2,153	2,153	-	-
	$92,935	$92,935	$-	$-

As of December 31, 2011:
Assets:
Cash and cash equivalents	$14,848	$14,848	$-	$-
Mutual funds	56,163	56,163	-	-
Government agency bonds	5,261	-	5,261	-
Certificate of deposit	2,085	2,085	-	-
	$78,357	$73,096	$5,261	$-

The Company's cash and cash equivalents and short-term investments, excluding government agency bonds, permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The Company's investment in government agency bonds permitted daily redemption and the fair values of these investments are based upon the quoted prices in inactive markets by the holding financial institutions.  The cash equivalents consist of liquid investments with a maturity of three months or less from the date of purchase and the short-term investments consist of instruments with maturities greater than three months. The certificate of deposit matures in July 2013.

We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no significant transfers in or out of Level 1, Level 2 or Level 3 during 2012. During 2011, approximately $27.0 million was transferred from Level 2 assets into Level 1 to be utilized in the Company’s operating activities.

As of December 31, 2012, the Company held no securities that were in an unrealized loss or gain position. During 2012, the Company realized a net gain of $0.8 million from the sale of short term investments.

Index

As of December 31, 2011, the Company held two securities that were in an unrealized loss position with a total estimated fair value of $12.6 million and a gross unrealized loss of approximately $0.2 million.  The net unrealized gain of $0.5 million is reported in accumulated other comprehensive income in the stockholder’s equity section of the Company’s balance sheet.  Unrealized gains and losses for 2011 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mutual funds	$55,718	$652	$(207)	$56,163
Government agency bonds	5,256	5	-	5,261
	$60,974	$657	$(207)	$61,424

The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred.  In making our determination, we consider a number of factors, including: (1) the significance of the decline, (2) whether the securities were rated below investment grade, (3) how long the securities have been in an unrealized loss position, and (4) our ability and intent to retain the investment for a sufficient period of time for it to recover.

 Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company places its cash equivalents with high credit-quality financial institutions and invests its short-term investments in US treasury securities, mutual funds and government agency bonds. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity.

The Company sources its raw materials from single suppliers.  In addition, the production of the Company’s product candidate is performed by a sole manufacturer. The inability of the suppliers or manufacturer to fulfill supply requirements of the Company could materially impact future operating results. A change in the relationship with the suppliers or manufacturer, or an adverse change in their business, could materially impact future operating results.

Revenue Recognition – The Company’s revenues in 2011 were from (1) $3.4 million of cost recovery revenues from the use of IPLEX® in an Expanded Access Program (EAP) the Company established in Italy to provide IPLEX® to physicians for use in their patients with Amyotrophic Lateral Sclerosis (ALS) (this program was discontinued in December 2011), and (2) a $1.0 million non-refundable upfront license payment received from Eleison Pharmaceuticals, Inc. (Eleison”) for the licensing of the Company’s lipid-complexed cisplatin and/or liposomal cisplatin products and technology to Eleison. We recorded this revenue during 2011 as we had the contractual right to receive it and we have no continuing involvement under this licensing agreement.

The Company recognizes revenues when all of the following four criteria are present: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

Where the Company has continuing performance obligations under the terms of a collaborative arrangement, non-refundable upfront license payments received upon contract signing are recorded as deferred revenue and recognized as revenue as the related activities are performed. The period over which these activities are to be performed is based upon management’s estimate of the development period. Changes in management’s estimate could change the period over which revenue is recognized. Research and/or development payments are recognized as revenues as the related research and/or development activities are performed and when the Company has no continuing performance obligations related to the research and development payment received.

Where the Company has no continuing involvement under a collaborative arrangement, the Company records nonrefundable license fee revenues when the Company has the contractual right to receive the payment, in accordance with the terms of the collaboration agreement, and records milestones upon appropriate notification to the Company of achievement of the milestones by the collaborative partner.

Index

 The Company recognizes revenue from milestone payments when earned, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. Any amounts received under the agreement in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as the Company completes its performance obligations.

With regard to recognizing revenue for multiple deliverable revenue arrangements, each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

In addition, multiple deliverable revenue arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. The Company also applies a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.

Deferred revenue associated with a non-refundable payment received under a collaborative agreement that is terminated prior to its completion results in an immediate recognition of the deferred revenue.

Research and Development - Research and development expenses consist primarily of salaries, benefits and other related costs, including stock based compensation, for personnel serving in our research and development functions, and other internal operating expenses, the cost of manufacturing our drug candidate, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. The Company’s expenses related to manufacturing its drug candidate and medical devices for clinical study are primarily related to activities at contract manufacturing organizations that manufacture ARIKACE and the medical devices for the Company’s use.  The Company’s expenses related to clinical trials are primarily related to activities at contract research organizations that conduct and manage clinical trials on the Company’s behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.

Stock-Based Compensation – The Company recognizes stock-based compensation expense for awards of equity instruments to employees and directors based on the grant-date fair value of those awards.  The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award, and if applicable, is adjusted for expected forfeitures. Stock-based compensation expense is included in both research and development expenses and general and administrative expenses in the Consolidated Statements of Comprehensive Loss. For awards deemed to be granted outside of the Company’s 2000 Stock Incentive Plan, the Company uses liability accounting.  These awards are classified as a liability and are remeasured at fair value at the end of each reporting period.  Changes in fair value are included in compensation expense in the Consolidated Statements of Comprehensive Loss (see additional disclosures related to awards granted outside of the 2000 Stock Incentive Plan in Footnote 10, Stock-Based Compensation).

Income Taxes - The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Index

A valuation allowance is recorded to reduce the deferred tax assets to the amount that is expected to be realized. In evaluating the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of our valuation allowance, we record a change in valuation allowance through income tax expense in the period such determination is made.

The Company uses a comprehensive model for how it measures, presents and discloses an uncertain tax position taken or expected to be taken in a tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood to be sustained upon ultimate settlement. The Company has no uncertain tax positions as of December 31, 2012 that qualify for either recognition or disclosure in the consolidated financial statements.

The Company’s policy for interest and penalties related to income tax exposures is to recognize interest and penalties as a component of the income taxes on continuing operations in the Consolidated Statements of Comprehensive Loss.

Net Income (Loss) Per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and other dilutive securities outstanding during the period. Potentially dilutive securities from stock options, the restricted stock units and the warrant would be antidilutive as the Company incurred a net loss. Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of shares attributable to common stockholders used to compute basic net income (loss) per share for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(in thousands except per share amounts)
Numerator:
Net income (loss) attributable to common stockholders	$(41,374)	$(68,839)	$(6,434)
Denominator:
Weighted average common shares used in calculation of basic net income (loss) per share:	26,545	23,348	13,250
Effect of dilutive securities:
Common stock options	-	-	-
Restricted stock and restricted stock units	-	-	-
Common stock warrant	-	-	-
Weighted average common shares outstanding used in calculation of diluted net income (loss) per share	26,545	23,348	13,250
Net income (loss) attributable to common stockholders per share:
Basic and Diluted	$(1.56)	$(2.95)	$(0.49)

Index

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average common shares outstanding as of December 31, 2012, 2011 and 2010 as their effect would have been anti-dilutive (in thousands).

	2012	2011	2010
Warrants to purchase common stock	330	158	158
Stock options to purchase common stock	1,818	892	214
Restricted stock and restricted stock units	216	487	-

Segment Information - The Company currently operates in one business segment, which is the development and commercialization of inhaled therapies for patients with serious lung infections.  A single management team that reports to the Chief Executive Officer comprehensively manages the entire business.  The Company does not operate separate lines of business with respect to its products or product candidates.  Accordingly, the Company does not have separate reportable segments.

Recently Adopted Accounting Pronouncements - In June 2011, an Accounting Standards Update was issued that eliminates the current option to report other comprehensive income (loss) and its components in the statement of stockholders' equity. Instead, an entity will be required to present items of net income and other comprehensive income (loss) in one continuous statement or in two separate, but consecutive, statements. This standard became effective for the Company on January 1, 2012. As this accounting standard relates only to the presentation of other comprehensive income (loss), the adoption of the standard did not have an impact on the Company's consolidated financial statements.

In May 2011, an amendment to an accounting standard was issued that amends the fair value measurement guidance and includes some expanded disclosure requirements. The most significant change is the disclosure information required for Level 3 (see Note 2) measurements based on unobservable inputs. This amendment became effective for the Company on January 1, 2012 and its adoption did not impact the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements - In February 2013, an Accounting Standards Update that requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income (loss) based on its source and the income statement line items affected by the reclassification. This guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The Company believes the adoption of this standard will not have a material impact on its consolidated financial statements.

In July 2012, an Accounting Standards Update was issued that allows companies to assess qualitative factors to determine the likelihood of indefinite-lived intangible asset impairment and whether it is necessary to perform the quantitative impairment test currently required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company believes the adoption of this standard will not have a material impact on its consolidated financial statements.

In December 2011, an Accounting Standards Update was issued that requires disclosure of information about offsetting and related arrangements to enable users of the Company’s consolidated financial statements to understand the effect of those arrangements on the Company’s financial position. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required are to be applied retrospectively for all comparative periods presented. Upon adoption, the Company does not expect that this standard will materially impact our disclosures included in our consolidated financial statements.

Index

3.	Beneficial Conversion Charge (“BCC”)

When issuing debt or equity securities that are convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity financing is committed, the Company is required to record a BCC in accordance with Accounting Standards Codification  (“ASC”) 470-20. This BCC is measured as the difference between the fair values of the securities at the time of issue and the fair value of the common stock at the commitment date.

In 2011, a non-cash BCC of $9.2 million was recorded when the Series B Preferred Stock was converted into common stock. The BCC represents a $1.00 per share discount on the fair value of our common stock.  The carrying value of the preferred stock was based on its fair value at issuance, which was estimated using the common stock price reduced for a lack of marketability between the issuance date and the anticipated date of conversion.

4.	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2012	2011
	(in thousands)

Accrued clinical trial expenses	$1,460	$675
Liability for stock-based compensation awards	1,204	-
Accrued professional fees	185	110
Accrued interest payable	80	-
Other accrued expenses	4	15
	$2,933	$800

5.	Business Combination

The Company entered into an Agreement and Plan of Merger with Transave, Inc. on December 1, 2010.  The Merger was accounted for using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired (including in-process research and development and goodwill) and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition.  Transaction costs related to the Merger were $6.0 million of which $4.8 million was expensed in 2010 and $1.2 million was expensed in 2009.  These costs were included in general and administrative expenses in the Consolidated Statements of Comprehensive Loss.

The following unaudited pro forma financial information combines the consolidated results of operations as if the Merger had occurred as of the beginning of the period presented.

2010
(in thousands)
Revenues	$7,654
Operating loss	$(20,266)
Net loss after income taxes	$(25,873)

6.	Identifiable Intangible Assets and Goodwill

In 2011, the Company recorded a non-cash impairment loss of $26.0 million related to the impairment of in-process research and development and goodwill.  The impairment resulted from the fact that in August 2011, subsequent to our phase 2 trials and prior to starting a phase 3 trial, the Company announced that the FDA placed a clinical hold on its phase 3 clinical trials for ARIKACE in CF patients with Pseudomonas lung infections and in patients with NTM lung infections. A clinical hold is a notification issued by the FDA to the sponsor to delay a proposed clinical trial or suspend an ongoing clinical trial. The clinical holds were subsequently lifted in the first half of 2012.

Index

The Company’s management determined the clinical hold was an indicator of possible impairment of in-process research and development and goodwill assets due to the associated additional costs, and, therefore, interim impairment testing was performed as of September 30, 2011. Using the income approach the impairment analysis compared the fair value of the in-process research and development intangible assets with their respective carrying amounts.  This approach calculates fair value by estimating future cash flows attributable to the assets and then discounting these cash flows to a present value using a risk-adjusted discount rate. A market based valuation approach was not considered given a lack of revenues and profits for the Company. This approach requires significant management judgment with respect to unobservable inputs such as future volume, revenue and expense growth rates, changes in working capital use, appropriate discount rates and other assumptions and estimates. The estimates and assumptions used are consistent with the Company's business plans. Additionally, the carrying value of the business exceeded its fair value, and accordingly we performed the second step of the impairment test by comparing the carrying value of goodwill to its implied fair value.   The impairment review resulted in impairment losses for both assets. Non-cash charges of $19.7 million and $6.3 million were recognized for the decline in the fair value of in-process research and development and goodwill assets, respectively, as of September 30, 2011.  The non-cash charge of $26.0 million was recorded as an impairment loss and classified as an operating expense in the Consolidated Statements of Comprehensive Loss.

We believe there are no indicators of impairment of the Company’s in-process research and development intangible assets as of December 31, 2012.

7.	Fixed Assets, net

Fixed assets are stated at cost and depreciated or amortized using the straight-line method, based on useful lives as follows:

	Estimated	As of December 31,
Asset Description	Useful Life (years)	2012	2011
		(in thousands)

Lab equipment	7	$3,197	$3,072
Furniture and fixtures	7	65	56
Computer hardware and software	3-5	588	469
Office equipment	7	117	115
Leasehold improvements	lease term	581	577
		4,548	4,289
Less accumulated depreciation and amortization		(2,882)	(2,352)
Fixed assets, net		$1,666	$1,937

Depreciation and amortization expense was $0.6 million, $0.3 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Depreciation expense includes depreciation for equipment under capital lease obligations.

Fixed assets include equipment held under capital lease obligations with an approximate net carrying value of $0.3 million and $0.4 million as of December 31, 2012 and 2011, respectively.

Certain owned lab equipment totaling $0.3 million that is used in the manufacturing process of the Company’s drug supply is located at its contract manufacturer.

Index

8.	Debt

On June 29, 2012, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement that allowed the Company to borrow up $20.0 million in $10.0 million increments (“Loan Agreement”). The Company borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (“Notes A and B”) on June 29, 2012 and December 27, 2012, respectively. Notes A and B bear interest at 9.25%.  Note A is to be repaid over a 42-month period with the first twelve monthly payments representing interest only followed by thirty monthly equal payments of principal and interest. Note B is to be repaid over a 36-month period with the first six monthly payments representing interest only followed by thirty monthly equal payments of principal and interest.  The interest only period is extendable to December 31, 2013, contingent upon completion of certain ARIKACE-related development milestones. The principal monthly repayments for Notes A and B are scheduled to begin on August 1, 2013 and end on January 1, 2016. In connection with the Loan Agreement, the Company granted the lender a first position lien on all of the Company’s assets, excluding intellectual property. Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and the Company is required to pay an “end of term” charge of $390,000, which is being charged to interest expense (and accreted to the debt) using the effective interest method over the life of the Loan Agreement. Debt issuance fees paid to the lender were recorded as a discount on the debt and are being amortized to interest expense using the effective interest method over the life of the Loan Agreement. Debt issuance fees paid to third parties were capitalized and are being amortized to interest expense using the effective interest method over the life of the Loan Agreement.

The Loan Agreement also contains representations and warranties by us and the lender and indemnification provisions in favor of the lender and customary covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends, but no financial covenants), and events of default (including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the Loan Agreement. In addition, pursuant to the Loan Agreement, the lender has the right to participate, in an amount of up to $1.0 million, in certain future private equity financing(s) by the Company.

In conjunction with entering into the Loan Agreement, the Company granted a warrant to the lender to purchase shares of the Company’s common stock. Since the warrant was granted in conjunction with entering into the Loan Agreement, the relative fair value of the warrant was recorded as equity and debt discount.  The debt discount is being amortized to interest expense over the term of the related debt using the effective interest method.

The following table presents the components of the Company’s debt balance as of December 31, 2012.

December 31, 2012
(in thousands)
Debt:
Notes payable	$20,000
Add:
Accretion of end of term charge	44
Less:
Issuance fees paid to lender	(194)
Discount from warrant	(622)
Current portion of long-term debt	(3,007)
Long-term debt	$16,221

Index

Future principal repayments of the two Notes are as follows (in thousands):

Year Ending December 31:
2013	$3,007
2014	7,724
2015	8,481
2016	788
Total	$20,000

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place.  We believe the estimated fair value at December 31, 2012 approximates the carrying amount.

9.	Stockholders’ Equity

Common Stock – As of December 31, 2012, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 and the Company had reserved 1,817,839 shares of common stock for issuance upon the exercise of outstanding common stock options, 215,525 for issuance upon the vesting of restricted stock units, and 329,932 shares of common stock for issuance upon the exercise of the outstanding warrant.

On September 28, 2012, we completed a registered direct public offering of 6,304,102 shares of our Common Stock to certain investors at a price of $4.07 per share, resulting in proceeds of $25.7 million.

Warrant - In conjunction with entering into the Loan Agreement (See Note 8 – Debt),  the Company granted a warrant to the lender to purchase 329,932 shares of the Company’s common stock at an exercise price of $2.94 per share. The fair value of the warrant of $0.8 million was calculated using the Black-Scholes warrant-pricing methodology at the date of issuance and was recorded as equity and as a discount to the debt and is being amortized to interest expense over the term of the related debt using the effective interest method. This warrant expires on June 29, 2017.

10.	Stock-Based Compensation

The Company has two equity compensation plans; the Amended and Restated 2000 Stock Incentive Plan, as amended (the “2000 Stock Incentive Plan”) and the Amended and Restated 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”). Both the 2000 Stock Incentive Plan and the Stock Purchase Plan were adopted by the Company’s Board of Directors in 2000.

Under the terms of the 2000 Stock Incentive Plan, the Company is authorized to grant a variety of incentive awards based on our common stock, including stock options (both incentive options and non-qualified options), performance shares and other stock awards to all employees and non-employee directors. At the 2011 Annual Meeting of Shareholders held on May 18, 2011, the Company’s shareholders approved an amendment to increase the number of authorized shares under this plan by 3,000,000 shares. As of December 31, 2012, the 2000 Stock Incentive Plan provides for the issuance of a maximum of 3,925,000 shares of common stock and also includes per person annual sub-limits for the issuance of a maximum of 75,000 stock options, 12,500 performance shares (including RSUs) and 12,500 shares of restricted stock.  As of December 31, 2012, 737,448 shares of the Company’s common stock were reserved for future grants (or issuances) of restricted stock, restricted stock units, stock options, and stock warrants under the 2000 Stock Incentive Plan.

Under the terms of the Stock Purchase Plan, eligible employees have the opportunity to purchase our common stock at a discount. An option gives its holder the right to purchase shares of our common stock, up to a maximum value of $25,000 per year. The Stock Purchase Plan provides for the issuance of a maximum of 150,000 shares of our common stock to participating employees. The Company did not offer employees the right to purchase common stock under the Stock Purchase Plan during 2012, 2011 or 2010. As of December 31, 2012, 150,000 shares of the Company’s common stock were reserved for future issuances of common stock under the Stock Purchase Plan.

Index

Stock Options - The Company calculates the fair value of stock options granted using the Black-Scholes valuation model. The Company calculates the fair value of stock options granted outside of the 2000 Stock Incentive Plan using liability accounting.  These awards are classified as a liability and remeasured at fair value at the end of each reporting period using the Black-Scholes valuation model and changes in fair value are included in compensation expense in the Consolidated Statements of Comprehensive Loss (see additional disclosures related to stock options granted outside the 2000 Stock Incentive Plan at the end of this footnote).

The following table summarizes the grant date fair value and assumptions used in determining the fair value of stock options granted under and outside the 2000 Stock Incentive Plan during the years ended December 31, 2012 and 2011 (no stock options were granted during 2010).

	2012	2011

Volatility	96.2%	111.6%
Risk-free interest rate	0.7%	0.9%
Dividend yield	0.0%	0.0%
Expected option term (in years)	6.25	6.25
Weighted-average grant date fair value of stock options granted	$3.21	$2.68

For the year ended December 31, 2012 and 2011, the volatility factor was based on the Company’s historical volatility since the closing of the Merger on December 1, 2010.  The expected life was determined using the simplified method as described in ASC Topic 718, “Accounting for Stock Compensation”, which is the midpoint between the vesting date and the end of the contractual term.  The risk-free interest rate is based on the US Treasury yield in effect at the date of grant.  Forfeitures are based on actual percentage of option forfeitures since the closing of the Merger on December 1, 2010, and is the basis for future forfeiture expectations.

Index

The following table summarizes stock option activity for stock options granted under and outside the 2000 Stock Incentive Plan for the years ended December 31, 2012, 2011 and 2010 as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	259,275	$23.00
Granted	-	-
Exercised	-	-
Forfeited and expired	(45,000)	48.04
Options outstanding at December 31, 2010	214,275	$18.43
Vested and expected to vest at December 31, 2010	214,275	$18.43
Exercisable at December 31, 2010	214,275	$18.43

Options outstanding at December 31, 2010	214,275	$18.43
Granted	766,000	3.77
Exercised	(5,200)	6.16
Forfeited and expired	(83,324)	26.57
Options outstanding at December 31, 2011	891,751	5.15
Vested and expected to vest at December 31, 2011	816,414	5.30
Exercisable at December 31, 2011	125,751	13.54

Options outstanding at December 31, 2011	891,751	$5.15
Granted	1,116,384	4.12
Exercised	(30,250)	7.08
Forfeited and expired	(160,046)	9.54
Options outstanding at December 31, 2012	1,817,839	4.10	7.84	$ 4,790,817
Vested and expected to vest at December 31, 2012	1,692,915	4.11	7.71	$ 4,457,650
Exercisable at December 31, 2012	438,145	4.59	2.43	$ 1,003,740

The total intrinsic value of stock options exercised during the years ended December 31, 2012 and 2011 were $24,590 and $23,482, respectively. The Company recognized stock-based compensation expense related to stock options of approximately $1.8 million, $0.3 million $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Stock-based compensation expense during 2012 includes $0.5 million of expense resulting from modifications made to stock options held by certain employees that were terminated during 2012. General and administrative expenses include $1.5 million, $0.2 million and $0.0 million and research and development expenses include $0.3 million, $0.1 million and $0.0 million of stock-based compensation expense in the Consolidated Statement of Comprehensive Loss for the years December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $5.9 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.56 years.

Index

Outstanding as of December 31, 2012					Exercisable as of December 31, 2012

Range of Exercise Prices		Number of Options	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Excersise Price	Number of Options	Weighted Average Excersise Price
$3.03	$3.13	482,305	6.35	$3.03	234,495	$3.03
$3.14	$3.39	21,400	9.44	$3.24	-	$-
$3.40	$3.47	708,314	9.69	$3.40	-	$-
$3.48	$4.05	16,500	9.51	$3.69	-	$-
$4.55	$4.96	186,170	9.74	$4.55	-	$-
$4.97	$5.89	4,000	9.75	$4.97	-	$-
$5.90	$6.33	198,400	1.66	$5.90	182,900	$5.90
$6.34	$8.29	185,250	9.64	$6.64	5,250	$6.50
$8.30	$17.59	10,250	0.80	$9.18	10,250	$9.18
$17.60	$17.60	5,250	0.36	$17.60	5,250	$17.60

Restricted Stock and Restricted Stock Units – The Company grants Restricted Stock (“RS”) and Restricted Stock Units (“RSUs”) to eligible employees, including our executives. Each RS and RSU represents a right to receive one share of the Company’s common stock upon the completion of a specific period of continued service or achievement of a certain milestone. RS and RSU awards granted under the Company’s 2000 Stock Incentive Plan are generally valued at the market price of the Company’s common stock on the date of grant. In the first quarter of 2011, the Company granted RSUs outside of the 2000 Stock Incentive Plan and those awards were accounted for as a liability as they would have been deemed to be cash settled until additional shares were authorized for issuance under the 2000 Stock Incentive Plan.  In May 2011, additional shares under the 2000 Stock Incentive Plan were authorized and the RSUs were converted to equity awards and were valued at the market price of our common stock on that date.  In addition, RSUs granted in excess of certain plan sub-limits are considered to be granted outside the 2000 Stock Incentive Plan and are classified as a liability and remeasured at fair value at the end of each reporting period and changes in fair value are included in compensation expense in the Consolidated Statements of Comprehensive Loss (see additional disclosures related to RSUs granted outside the 2000 Stock Incentive Plan at the end of this footnote). The Company recognizes noncash compensation expense for the fair values of these RS and RSUs on a straight-line basis over the requisite service period of these awards, which is generally three years.

Index

The following table summarizes the total RS and RSU awards granted both under and outside of the 2000 Stock Incentive Plan during the years ended December 31, 2012, 2011 and 2010:

		Weighted		Weighted
	Number of	Average	Number of	Average
	RS	Grant Price	RSU's	Grant Price
Outstanding at December 31, 2009	8,772	$17.10	-	-
Granted	30,270	8.80	-	-
Released	(39,042)	10.72	-	-
Outstanding at December 31, 2010	-	-	-	-
Granted	-	-	491,255	$6.36
Forfeited	-	-	(4,230)	5.13
Outstanding at December 31, 2011	-	-	487,025	6.37
Granted	-	-	61,011	3.44
Released			(322,819)	4.59
Forfeited	-	-	(9,692)	5.69
Outstanding at December 31, 2012	-	$-	215,525	$6.26
Expected to Vest	-	$-	206,395	$6.23

The Company recognized stock-based compensation expense related to RS and RSUs of approximately $1.2 million, $1.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Stock-based compensation expense during 2012 includes $1.2 million of expense resulting from modifications made to RSUs held by certain employees that were terminated during 2012.  General and administrative expenses include $0.8 million, $0.9 million and $0.2 million and research and development expenses include $0.4 million, $0.4 million and $0.1 million of stock-based compensation expense in the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $0.5 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.9 years. The total fair value of the RSUs and RS that vested during 2012 and 2011 was $1.5 million and $0.4 million, respectively.

Awards Granted Outside of the 2000 Stock Incentive Plan - In connection with a recent review of equity compensation awards made under the 2000 Stock Incentive Plan, the Company determined that it had inadvertently exceeded the annual per-person sub-limits in connection with awards previously made to certain of its current and past officers and directors. The aggregate amount of common stock represented by these awards in excess of the per person annual sub-limits during the two years ended December 31, 2012, which consisted of RSUs and stock options, is approximately 1.4 million shares.  Such awards are included in the stock option and RS and RSU tables and related disclosures above. The awards that exceeded the per person sub-limits included certain awards issued immediately following the Company’s business combination with Transave, awards negotiated with new hires pursuant to employment agreements or offers of employment, and certain other awards made subsequent to the Company’s 2011 one-for-ten reverse stock split.  These awards were deemed to be granted outside of the 2000 Stock Incentive Plan and as such the Company applied liability accounting to these awards and recorded a liability of $1.2 million which is included in Accrued expenses as of December 31, 2012.

11.	Income Taxes

The provision for income taxes was $0 during the years ended December 31, 2012 and 2011, and $78,000 during the year ended December 31, 2010. The Company’s effective tax rate was 0.0% during the years ended December 31, 2012 and 2011, and (1.0%) in the year ended December 31, 2010. The Company is subject to US federal and state income taxes. The Company has never been audited and the statute of limitations for tax audit is generally open for the years 2009 and later. However, except in 2009, the Company has incurred net operating losses since inception. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense.   As of December 31, 2012 and 2011, the Company has recorded no reserves for unrecognized income tax benefits, nor has it recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.

Index

The reconciliation between the federal statutory tax rate of 34% and the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2012	2011	2010

Statutory federal tax rate	34%	34%	34%
Permanent items	-	(4%)	(9%)
State income taxes, net of federal benefit	4%	3%	1%
Research and development credit	1%	5%	-
Expired net operating loss carryforwards	(15%)	(10%)	-
Alternative minimum tax	-	-	1%
Change in valuation allowance	(22%)	(27%)	(28%)
Other	(2%)	(1%)	-

Effective tax rate	0%	0%	(1)%

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities consist of the following:

	As of December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$128,257	$119,719
General business credits	10,501	10,324
Alternative Minimum Tax (AMT) credit	418	418
Other	3,007	1,791
Gross deferred tax assets	$142,183	$132,252

Deferred tax liabilities:
In-process research and development	$(22,093)	$(22,093)
Other	-	(170)
Deferred tax liabilities	$(22,093)	$(22,263)

Net deferred tax assets	$120,090	$109,989
Valuation Allowance	(120,090)	(109,989)

Net deferred tax assets	$-	$-

The net deferred tax assets (prior to applying the valuation allowance) of $120.1 million and $110.0 million at December 31, 2012 and 2011, respectively, primarily consist of net operating loss carryforwards for income tax purposes.  Due to the Company’s history of operating losses, the Company recorded a full valuation allowance on its net deferred tax assets by increasing the valuation allowance by $10.1 million as it is more likely than not that such tax benefits will not be realized.

At December 31, 2012, the Company had net operating loss carryforwards for income tax purposes of approximately $350.0 million available to offset future taxable income, if any. The NOL carryovers and general business tax credits expire in various years beginning in 2013.

Index

Utilization of the NOLs and general business tax credits carryforwards may be subject to a substantial limitation under Section 382 of the Internal Revenue Code of 1986 due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and general business tax credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, it has raised capital through the issuance of common stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, and it issued a substantial amount of shares of common stock as part of its merger with Transave, Inc. in December 2010. Due to the significant complexity and cost associated with a change in control study, and because there could be additional changes in control in the future, the Company has not yet formally assessed whether there has been one or more changes in control since the Company’s formation. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or general business tax credit carryforwards would be subject to the limitation rules under Section 382. Any limitation may result in expiration of a portion of the NOL or general business tax credit carryforwards before utilization which would reduce the Company’s gross deferred tax assets.

12.	License and Collaboration Agreements

In-License Agreements

Ipsen and Genentech - In March 2007, the Company was granted a license or sublicense as applicable to patents held by Ipsen and Genentech to develop IPLEX in certain medical indications in the US and foreign territories.  In November 2008, the Company gained Royalty-Free Worldwide Rights for IPLEX from Ipsen and Genentech in connection with potential expanded access ALS programs.

PARI Pharma GmbH - In April 2008, the Company entered into a licensing agreement with PARI Pharma GmbH for use of the optimized eFlow Nebulizer System for delivery of ARIKACE in treating patients with CF, bronchiectasis, and NTM infections.  Insmed has rights to several US and foreign issued patents and patent applications involving improvements to the optimized eFlow Nebulizer System.  In consideration of this agreement, PARI shall receive payments either in cash, qualified stock or a combination of both, at PARI’s discretion, based on achievement of certain future milestone events including first acceptance of MAA submission (or equivalent) in the US of ARIKACE and the device, first receipt of marketing approval in the US for ARIKACE and the device, and first receipt of marketing approval in a major EU country for ARIKACE.  In addition, PARI will receive royalty payments on commercial sales of ARIKACE.

Out-License Agreements

NAPO Pharmaceuticals - In January 2007, the Company entered into an agreement with NAPO Pharmaceuticals, whereby it granted NAPO a license for INSM-18 also known as Masoprocal. The license gives NAPO the right to develop, manufacture and commercialize Masoprocal products for any indications relating specifically to diabetes, cardiac disease, vascular disease, metabolic disease and Syndrome X. The agreement calls for payments from NAPO to the Company upon the achievement of certain milestones which have not yet been met.

TriAct - In December, 2010, the Company entered into an agreement with TriAct Therapeutics Inc. (“TriAct”) whereby it granted TriAct an exclusive license for INS-18 also known as Masoprocal. The license gives TriAct the right to develop, manufacture and commercialize Masoprocal products for any indications relating specifically to oncology. The agreement calls for the issue of TriAct common stock to Insmed upon the achievement of certain milestones.  To date, no milestones have been achieved and no common stock has been received.

Eleison - In February, 2011, the Company entered into an agreement with Eleison Pharmaceuticals whereby it granted Eleison an exclusive license for CISPLATIN Lipid Complex. The license gives Eleison the right to develop, manufacture and commercialize CISPLATIN Lipid Complex.  Payments totaling $1.0 million were received in 2011 and were recorded as license fee revenue.

Premacure (now Shire plc) - In May, 2012, the Company entered into an agreement with Premacure Holdings AB and Premacure AB of Sweden (collectively, “Premacure”) pursuant to which the Company granted to Premacure an exclusive, worldwide license to develop manufacture and commercialize IGF-1, with its natural binding protein, IGFBP-3,  for the prevention and treatment of complications of preterm birth (the “Premacure License Agreement”).  In March 2013, we amended the Premacure License Agreement to provide Premacure with the option, exercisable by Premacure any time prior to April 30, 2013, to pay us $11.5 million and assume any of our royalty obligations to other parties in exchange for a fully paid license. If Premacure exercises this option, we would not be entitled to future royalties from Premacure.

Index

Collaboration Agreements

Cystic Fibrosis Foundation Therapeutics, Inc. - In 2005 and 2009, the Company entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby it received $1.7 million and $2.2 million for each respective agreement in research funding for the development of its ARIKACE product. If ARIKACE becomes an approved product for CF in the US, the Company will owe payments totaling up to $13.4 million to CFFT that would be payable over a three-year period after approval as a commercialized drug in the US. Furthermore, if certain sales milestones are met within 5 years of the drug commercialization approval in the US, the Company would owe an additional payment of $3.9 million. Since there is significant development risk associated with ARIKACE, we have not accrued these obligations.

National Institutes of Allergy and Infectious Diseases - In 2009 and 2012, we entered into a cooperative research and development agreement (CRADA) with National Institutes of Allergy and Infectious Diseases (NIAID) to design and conduct our phase 2 study of ARIKACE in patients with NTM. NIAID has also agreed to provide biostatistical advisory input in connection with the phase 2 NTM study. If we decide not to continue with the commercialization of ARIKACE in NTM, NIAID will have the right to complete the clinical trial.  Further, NIAID may elect to pursue its rights to obtain license rights to certain inventions made under the CRADA.

13.	Commitments and Contingencies

Commitments

The Company has two operating leases for office and laboratory space located in Monmouth Junction, NJ through December 31, 2014.  Future minimum rental payments under these two leases total approximately $1.4 million. We continue to lease office space in Richmond, VA where the Company’s corporate headquarters were previously located through October 2016. Future minimum rental payments under this lease total approximately $1.9 million.  During 2011, we recorded a net present value charge of $1.2 million in general and administrative expenses associated with vacating the Richmond facility. The remaining accrual for this charge was $0.9 million as of December 31, 2012.

Rent expense charged to operations was $1.0 million, $1.0 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum rental payments required under the Company’s operating leases are as follows (in thousands).

Year Ending December 31:
2013	$1,188
2014	1,201
2015	498
2016	425
Total	$3,312

Index

Legal Proceedings

Cacchillo v. Insmed

On October 6, 2010, a complaint was filed against the Company by Angeline Cacchillo (“Plaintiff”) in the U.S. District Court for the Northern District of New York (the “Court”), captioned Cacchillo v. Insmed, Inc., No. 1:10-cv-0199, seeking monetary damages and a court order requiring Insmed to support Plaintiff’s compassionate use application to the FDA and if approved, to provide Plaintiff with IPLEX.  Plaintiff was a participant in the phase II clinical trial of IPLEX sponsored by us evaluating the effectiveness of the investigational drug in patients with type 1 myotonic muscular dystrophy (“MMD”).  In the complaint, Plaintiff alleged (i) violation of constitutional due process and equal protection by depriving Plaintiff of continued access to IPLEX, (ii) fraudulent inducement to enter the phase II clinical trial with the false promise to support Plaintiff’s compassionate use application to the FDA, (iii) negligent representation that the Company would support Plaintiff’s compassionate use application, (iv) breach of contract, seeking monetary and non-monetary damages, (v) intentional infliction of emotional distress by refusing to support Plaintiff’s compassionate use application after providing IPLEX, (vi) violation of an assumed duty of care to Plaintiff, (vii) breach of fiduciary duty to Plaintiff, (viii) negligence and (ix) unjust enrichment.  Plaintiff seeks compensatory and punitive monetary damages and sought injunction relief as noted above.

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

We filed a motion with the Court to dismiss all of the outstanding claims, and on June 29, 2011, the Court dismissed six of Plaintiff’s claims, leaving outstanding the claims for (i) fraudulent inducement, (ii) negligent misrepresentation, and (iii) breach of contract.  The Company filed an answer and affirmative defenses with the Court on July 12, 2011.  Plaintiff’s claim for monetary damages with respect to these claims remains outstanding. The parties completed discovery on or about June 1, 2012.  The Company filed a Motion for Summary Judgment on August 1, 2012 seeking judgment in our favor on the three claims remaining in the case and the motion was fully submitted on October 9, 2012. On January 19, 2013, the Court granted the Company’s Motion for Summary Judgment and dismissed all of the outstanding claims. Plaintiff filed a Notice of Appeal on March 15, 2013.  The Company expects that the parties will submit briefs before the end of 2013, with a decision expected sometime in the first half of 2014.

Pilkiewicz v. Transave LLC

On March 28, 2011, Frank G. Pilkiewicz and other former stockholders of Transave (collectively, the “Petitioners”) filed an appraisal action against the Company’s subsidiary Transave, LLC in the Delaware Court of Chancery captioned Frank G. Pilkiewicz, et al. v. Transave, LLC , C.A. No. 6319-CS. On December 13, 2011, following the mailing of the revised notice of appraisal rights in accordance with the settlement terms of Mackinson et al. v. Insmed , an Amended Petition for Appraisal of Stock was filed by the Petitioners.

The Petitioners seek appraisal under Delaware law of their total combined common stock holdings representing total dissenting shares of approximately 7.77 million shares of Transave, Inc. common stock (the “Transave Stock”). The Petitioners are challenging the value of the consideration that they would be entitled to receive for their Transave Stock under the terms of the merger.

Under the terms of the merger agreement, certain of the former stockholders of Transave (the “Transave Stockholders”) are obligated to indemnify the Company for certain liabilities in connection with the appraisal action. The Company notified the Transave Stockholders in May 2012 that the Company is seeking indemnification in accordance with the merger agreement and that it will continue to retain the aggregate amount of the holdback shares totaling 1.76 million shares, as security for any indemnification payments due under the merger agreement.  Discovery is ongoing and the trial is scheduled to begin September 30, 2013. The Company believes that the allegations contained in the amended petition are without merit and we intend to continue to vigorously defend this action.  It is not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

Index

From time to time, the Company is a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.  While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

14.	Quarterly Financial Data (Unaudited)

The following table summarizes unaudited quarterly financial data for the years ended December 31, 2012 and 2011 (in thousands, except per share data).

	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$-	$-	$-	$-	$-
Operating loss	(7,264)	(9,983)	(9,353)	(15,838)	(42,438)
Net loss after income taxes	(6,845)	(9,696)	(9,382)	(15,451)	(41,374)

Basic and diluted net loss attributable to common stockholders per common share	$(0.28)	$(0.39)	$(0.38)	$(0.49)	$(1.56)

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$1,601	$978	$435	$1,403	$4,417
Operating loss	(7,415)	(10,473)	(34,960)	(8,871)	(61,719)
Net loss after income taxes	(6,894)	(10,017)	(34,591)	(8,162)	(59,664)

Basic and diluted net income (loss) attributable to common stockholders per common share	$(0.85)	$(0.40)	$(1.39)	$(0.33)	$(2.95)

Basic and diluted net income (loss) per share amounts included in the above tables are computed independently for each of the quarters presented. Accordingly, the sum of the quarterly basic and diluted net loss per share amounts may not agree to the total for the year.

15.	Subsequent Events

In connection with a recent review by the Company of equity compensation awards made under its 2000 Stock Incentive Plan, which is described in greater detail in Footnote 10 herein, the Company determined that it had inadvertently exceeded the annual per-person sub-limits set forth in the 2000 Stock Incentive Plan.  The awards that exceeded the per-person sub-limits included certain RS, RSU and stock option awards made to certain of its current and past officers and directors.  The amount of common stock represented by these awards in excess of the per-person annual sub-limits totaled approximately 1.6 million shares.  The awards that exceeded the per-person sub-limits included several awards that were issued immediately following the Company’s business combination with Transave, several awards that were negotiated with new hires pursuant to employment agreements or offers of employment, and certain other awards made subsequent to our 2011 one-for-ten reverse stock split.  The Company has not exceeded the aggregate maximum share limit approved by shareholders under the 2000 Stock Incentive Plan (currently 3,925,000 shares of common stock), whether as a result of previously-issued awards or currently outstanding awards.

Index

As a result of the foregoing review and findings with respect to awards in excess of the per-person annual sub-limits, on March 7, 2013, the Company’s Board approved a remediation and compliance plan recommended by a special committee of the Board.  Pursuant to the remediation and compliance plan, on March 14, 2013, the Company provided notice to each current employee and director who was a recipient of an affected equity compensation award.  As of March 15, 2013, each current employee and director who holds an affected equity compensation award that is currently unvested and/or unexercised, has entered into a waiver and consent with the Company.  Pursuant to such waiver and consent, each affected current employee or director agreed that the unvested portion of such awards in excess of the sub-limits shall not vest and shall not become exercisable and any vested portion of such awards of stock options in excess of the sub-limits shall not be exercisable, in each case, unless the Company’s shareholders ratify and approve the portion of the affected awards that were in excess of the applicable sub-limits.  If the Company’s shareholders do not ratify and approve the affected portion of such awards, such portions would be deemed forfeited.  In furtherance of the foregoing, on March 7, 2013, as part of the remediation and compliance plan, the Board approved the recommendation of a special committee of the Board that we seek shareholder approval at the Company’s 2013 annual meeting of shareholders to ratify and approve the excess portions of the affected awards.

On March 12, 2013, the Company notified Nasdaq of the grants previously made in excess of the annual per-person sublimits provided for by 2000 Stock Incentive Plan. The Company believes that a decision by the Company to increase the annual sub-limits would have constituted an immaterial amendment to the 2000 Stock Incentive Plan, which amendment would not have required shareholder approval under applicable Nasdaq guidance. However, because the grant of certain awards exceeded the sublimits applicable at the time the grants were made, it is possible that Nasdaq will conclude that the Company issued securities pursuant to the 2000 Stock Incentive Plan without shareholder approval in violation of Nasdaq Listing Rule 5635(c).

In a March 13, 2013 letter to Nasdaq, the Company submitted a remediation and compliance plan, which the Company refers to as the remediation plan, to address the grants made in excess of the 2000 Stock Incentive Plan sub-limits. Among other items, the Company’s remediation plan conditions the continued vesting and exercise of the portion of each equity compensation award issued to our current employees and directors in excess of the 2000 Stock Incentive Plan’s sub-limits on approval by the Company’s shareholders of such portion of the affected grants. If our shareholders do not ratify and approve the affected portions of such awards, such portions would be deemed forfeited.

As part of the Company’s remediation plan, and after receiving confirmation from Nasdaq’s staff on Nasdaq’s continued reliance on Staff Interpretation Letter 2007-28, on March 15, 2013, the compensation committee of the Board recommended and the Board approved an amendment to the 2000 Stock Incentive Plan to replace the three individual annual per person equity compensation limits with a single annual aggregate stock option, performance share and restricted stock sub-limit of 1,500,000 shares.  The Company did not change the overall share reserve for the 2000 Stock Incentive Plan of 3,925,000 shares, which was approved by the Company’s shareholders in May 2011.

Index

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated December 1, 2010, among Insmed Incorporated, River Acquisition Co., Transave, LLC Transave, Inc. and TVM V Life Science Ventures GmbH & Co. KG (previously filed as Exhibit 2.1 to Insmed Incorporated’s Current Report on Form 8-K filed on December 2, 2010 and incorporated herein by reference).

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (filed herewith).

3.2	Amended and Restated Bylaws of Insmed Incorporated (incorporated by reference from Exhibit 3.1 to Insmed Incorporated's Current Report on Form 8-K filed on March 9, 2012).

4.1
Specimen stock certificate representing common stock, $0.01 par value per share, of the Registrant (previously filed as Exhibit 4.2 to Insmed Incorporated’s Registration Statement on Form S-4/A (Registration No. 333-30098)).

4.2
Shareholders Agreement, dated December 1, 2010, among Insmed Incorporated and each of the listed shareholders (incorporated by reference from Exhibit 4.1 to Insmed Incorporated’s Current Report on Form 8-K filed on December 2, 2010).

4.3
Registration Rights Agreement, dated December 1, 2010, among Insmed Incorporated and each of the listed shareholders (incorporated by reference from Exhibit 4.2 to Insmed Incorporated’s Current Report on Form 8-K filed on December 2, 2010).

4.4
Warrant Agreement to purchase shares of common stock issued to Hercules Technology Growth Capital, Inc., dated as of June 29, 2012 (incorporated by reference from Exhibit 4.1 to Insmed Incorporated’s Current Report on Form 8-K filed on July 2, 2012.

10.1**	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.22 to Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.2**	Amended and Restated 2000 Stock Incentive Plan (incorporated by reference from Exhibit A to Amendment 1 to Insmed Incorporated’s Definitive Proxy Statement filed on April 20, 2011).

10.3**	Form of Award Agreement for Restricted Stock Units issued to employees pursuant to Insmed’s Amended and Restated 2000 Stock Incentive Plan (filed herewith).

10.4**	Form of Award Agreement for Restricted Stock Units issued to directors pursuant to Insmed’s Amended and Restated 2000 Stock Incentive Plan (filed herewith).

10.5**	Form of Award Agreement for an Incentive Stock Option pursuant to Insmed’s Amended and Restated 2000 Stock Incentive Plan (filed herewith).

10.6**	Form of Award Agreement for a Non-Qualified Stock Option pursuant to Insmed’s Amended and Restated 2000 Stock Incentive Plan (filed herewith).

10.7**
Employment Agreement, dated December 2, 2010, between Insmed Incorporated and Dr. Renu Gupta (incorporated by reference from Exhibit 10.4 to Insmed Incorporated’s Current Report on Form 8-K filed on February 1, 2011).

10.8**
Employment Agreement, effective as of July 18, 2011, between Insmed Incorporated and Andrea Holtzman Drucker (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on July 18, 2011).

Index

10.9**
Employment Agreement, effective as of May 14, 2012, between Insmed Incorporated and Donald Hayden, Jr. (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on May 17, 2012).

10.10**
Letter Agreement, dated September 10, 2012, between Insmed Incorporated and Donald Hayden, Jr. (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Current Report on Form 8-K filed on September 11, 2012).

10.11**
 Employment Agreement, effective as of September 10, 2012, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on September 11, 2012).

10.12**
Employment Agreement, effective as of November 7, 2012, between Insmed Incorporated and Andrew Drechsler (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on November 7, 2012).

10.13**
Employment Agreement, dated December 2, 2010, between Insmed Incorporated and Nicholas Labella, Jr. (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Current Report on Form 8-K filed on February 1, 2011).

10.14**
Separation and Release Agreement, dated October 5, 2012, between Insmed Incorporated and Nicholas Labella (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on October 5, 2012).

10.15**
Employment Agreement, dated December 2, 2010, between Insmed Incorporated and Kevin P. Tully (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Current Report on Form 8-K filed on February 1, 2011).

10.16**
Separation and Release Agreement, effective as of July 26, 2012, between Insmed Incorporated and Kevin Tully (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on July 30, 2012).

10.17**
Employment Agreement, dated December 2, 2010, between Insmed Incorporated and Timothy Whitten (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on February 1, 2011).

10.18**
Severance Agreement, dated September 10, 2012, between Insmed Incorporated and Timothy Whitten (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Current Report on Form 8-K filed on September 11, 2012).

10.19
Loan and Security Agreement, dated as of June 29, 2012, by and between Insmed Incorporated and its domestic subsidiaries and Hercules Technology Growth Capital, Inc. (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on July 2, 2012).

10.20*
Settlement, license and development agreement, dated March 5, 2007, between Insmed Incorporated, Insmed Therapeutic Proteins, Inc., Celtrix Pharmaceuticals, Tercica Inc., and Genentech, Inc. (previously filed as Exhibit 10.1 to Insmed’s Quarterly Report on 10-Q filed on May 10, 2007, and incorporated herein by reference).

10.21
Asset Purchase Agreement, dated February 12, 2009, between Protein Transaction LLC (a wholly owned subsidiary of Merck & Co. Inc.) Insmed Incorporated and Merck & Co., Inc. (previously filed as Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on February 13, 2009 and incorporated herein by reference).

Index

10.22*	License agreement dated April 25, 2008, between Transave, Inc. and PARI Pharma GmbH (filed herewith).

21.1	Subsidiaries of Insmed Incorporated (filed herewith).

23.1	Consent of Ernst & Young LLP

31.1
Certification of  William H. Lewis, Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003.

31.2	Certification of William H. Lewis, Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003.

32.1
Certification of Andrew T. Drechsler, Chief Financial Officer (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003.

32.2
Certification of Andrew T. Drechsler, Chief Financial Officer (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003.

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