Form 10-Q
period 2013-03-31
INSMED INC
filed 2013-05-07
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 31,795,357 shares of the registrant’s common stock, $0.01 par value, outstanding.

INSMED INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

In this Form 10-Q, we use the words “Insmed Incorporated”  to refer to Insmed Incorporated, a Virginia corporation, and we use the words “Company,” “Insmed,” “Insmed Incorporated,” “we,” “us” and “our” to refer to Insmed Incorporated and its consolidated subsidiaries.  ARIKACE® is a registered trademark and Insmed™ is a trademark of Insmed Incorporated.  This Form 10-Q also contains trademarks of third parties.  Each trademark of another company appearing in this Form 10-Q is the property of its owner.

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSMED INCORPORATED

Consolidated Balance Sheets

(in thousands, except par value, share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,434	$90,782
Certificate of deposit	2,173	2,153
Prepaid expenses and other current assets	1,418	643
Total current assets	83,025	93,578

In-process research and development	58,200	58,200
Other assets	110	117
Fixed assets, net	1,681	1,666
Total assets	$143,016	$153,561

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,184	$7,060
Accrued expenses	5,329	2,933
Accrued compensation	1,359	2,207
Accrued lease expense, current	298	295
Deferred rent	144	149
Capital lease obligations, current	83	96
Current portion of long term debt	4,875	3,007
Total current liabilities	20,272	15,747

Accrued lease expense, long-term	580	647
Capital lease obligations, long-term	48	64
Debt, long-term	14,511	16,221
Total liabilities	35,411	32,679

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 31,571,926 and 31,488,204 issued and outstanding shares at March 31, 2013 and December 31, 2012, respectively	316	315
Additional paid-in capital	455,725	455,325
Warrant to purchase 329,932 shares of common stock for $2.94 per share at March 31, 2013 and December 31, 2012	790	790
Accumulated deficit	(349,226)	(335,548)
Total shareholders’ equity	107,605	120,882
Total liabilities and shareholders’ equity	$143,016	$153,561

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Revenues	$—	$—

Operating expenses:
Research and development	10,334	4,739
General and administrative	3,975	2,525
Total operating expenses	14,309	7,264

Operating loss	(14,309)	(7,264)

Investment income	51	418
Interest expense	(643)	(2)
Gain on sale of assets, net	2	5
Loss before income taxes	(14,899)	(6,843)

Provision (benefit) for income taxes	(1,221)	2

Net loss	$(13,678)	$(6,845)

Basic and diluted net loss per share	$(0.43)	$(0.28)

Weighted average basic and diluted common shares outstanding	31,554	24,860

Net loss	$(13,678)	$(6,845)
Comprehensive loss:
Unrealized gains on investments, net of taxes	—	216
Comprehensive loss	$(13,678)	$(6,629)

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(13,678)	$(6,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148	136
Stock based compensation expense	954	495
Gain on sale of assets, net	(2)	(5)
Amortization of debt discount and debt issuance costs	118	—
Accrual of the end of term charge on the debt	49	—
Changes in operating assets and liabilities:
Accounts receivable	—	757
Prepaid expenses and other assets	(797)	263
Accounts payable	1,124	545
Accrued expenses and deferred rent	1,787	(609)
Accrued lease expense	(64)	(64)
Accrued compensation	(848)	(285)
Net cash used in operating activities	(11,209)	(5,612)

Investing activities
Purchase of fixed assets	(163)	(66)
Proceeds from sale of asset	2	—
Sales of short-term investments	—	12,907
Net cash provided by (used in) investing activities	(161)	12,841

Financing activities
Payments on capital lease obligations	(29)	(34)
Proceeds from exercise of stock options	51	—
Net cash provided by (used in) financing activities	22	(34)

Increase (decrease) in cash and cash equivalents	(11,348)	7,195
Cash and cash equivalents at beginning of period	90,782	14,848

Cash and cash equivalents at end of period	$79,434	$22,043

Supplemental disclosures of cash flow information:
Cash paid for interest	$476	$2
Cash paid for taxes	$—	$2

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain on investments	$—	$216

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.            Description of the Business and Basis of Presentation

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

Currently, the Company is conducting clinical trials of ARIKACE for two initial indications in orphan patient populations: a Phase 3 clinical trial in cystic fibrosis (“CF”) patients who have lung infections caused by Pseudomonas aeruginosa (Pseudomonas) and a Phase 2 clinical trial in patients who have lung infections caused by non-tuberculous mycobacteria (“NTM”).  The Company’s primary development focus is to obtain regulatory approval for ARIKACE for these two initial indications and to prepare for commercialization initially in Europe and Canada and eventually in the United States (“US”).  If approved, ARIKACE will be the first once-a-day inhaled antibiotic treatment option available for these CF and NTM indications. The Company’s strategy is to continue to develop ARIKACE for additional indications beyond Pseudomonas in CF patients and in NTM patients.

The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Monmouth Junction, New Jersey.

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Transave, LLC, Insmed Pharmaceuticals, Incorporated, Insmed Limited, and Celtrix Pharmaceuticals, Incorporated. All significant intercompany balances and transactions have been eliminated in consolidation.

Prior Period Reclassifications - Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current-year presentation. Specifically, the Company allocated a portion of certain operating expenses from general and administrative expense to research and development expense in 2013 and recast prior year amounts to conform to the current year presentation for comparability purposes.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.

2.            Summary of Significant Accounting Policies

Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances.  The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenue and expenses reported for each period presented are effected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, stock-based compensation, income taxes, loss contingencies, the warrant fair value calculation, impairment of intangibles and long lived assets and accounting for research and development costs.  Actual results could differ from those estimates.

Investment Income and Interest Expense - Investment income consists of interest and dividend income earned on our cash, cash equivalents and short-term investments, along with realized gains (losses) on the sale of investments. Interest expense consists primarily of interest costs related to our debt and capital lease obligations.

Cash and Cash Equivalents and Short-Term Investments - The Company considers cash equivalents to be highly liquid investments with maturities of three months or less from the date of purchase.  The Company invests its available cash primarily in mutual and money market funds US treasury obligations, and bank certificates of deposit. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

Identifiable Intangible Assets and Goodwill - Identifiable intangible assets are measured at their respective fair values and are not amortized until commercialization of the related product commences. Once commercialization occurs, these intangible assets will be amortized over their estimated useful lives. The fair values assigned to our intangible assets are based on reasonable estimates and assumptions given available facts and circumstances. Unanticipated events or circumstances may occur that may require us to review the assets for impairment. Events or circumstances that may require an impairment assessment include negative pre-clinical or clinical trial results, the non-approval of a new drug application by a regulatory agency, material delays in our development program or a sustained decline in market capitalization.

Indefinite-lived intangible assets are not subject to periodic amortization. Rather, indefinite-lived intangibles are reviewed for impairment by applying a fair value based test on an annual basis or more frequently if events or circumstances indicate impairment may have occurred. Events or circumstances that may require an interim impairment assessment are consistent with those described above.  The Company performs its annual impairment test as of October 1 of each year. We are not aware of any indicators of impairment that would necessitate an impairment test as of March 31, 2013.

The Company uses the income approach to derive the fair value of in-process research and development assets. This approach calculates fair value by estimating future cash flows attributable to the assets and then discounting these cash flows to a present value using a risk-adjusted discount rate. The Company did not use a market based valuation approach because the Company lacks revenues and profits. The income approach requires significant management judgment with respect to unobservable inputs such as future volume, revenue and expense growth rates, changes in working capital use, appropriate discount rates and other assumptions and estimates. The estimates and assumptions used are consistent with the Company’s business plans.

Debt Issuance Costs - Debt issuance costs are amortized using the effective interest rate method, and are amortized to interest expense over the term of the debt. Debt issuance costs paid to the lender are reflected as a discount to the debt, and debt issuance costs paid to other third parties are reflected as other assets in the consolidated balance sheets.

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

•      Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•      Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the assets or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•      Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Each major category of financial assets and liabilities measured at fair value on a recurring basis are based upon the lowest level of significant input to the valuations.  The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

As of March 31, 2013 and December 31, 2012, the Company did not have any Level 2 or 3 financial assets or liabilities. The following table presents the Company’s Level 1 assets measured at fair value as of March 31, 2013 and December 31, 2012.

	Level 1
	As of	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Cash, cash equivalents and money funds	$79,434	$90,782
Certificate of deposit	2,173	2,153

	$81,607	$92,935

The Company’s cash, cash equivalents, and money funds consist of liquid investments with a maturity of three months or less from the date of purchase. The certificate of deposit matures in July 2013. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2013 and 2012. As of March 31, 2013 and December 31, 2012, the Company held no securities that were in an unrealized loss or gain position.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company places its cash equivalents with financial institutions that it believes have high credit quality. The Company has established investment guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity.

The Company sources each of its raw materials from a single supplier.  In addition, the production of the Company’s lead product candidate is performed by a sole manufacturer. The inability of the suppliers or manufacturer to fulfill supply requirements of the Company could materially adversely affect future operating results or the Company’s business generally. A change in the relationship with the suppliers or manufacturer, or an adverse change in their business, could materially adversely affect the Company’s future operating results.

Revenue Recognition - The Company recognizes revenues when all of the following four criteria are present: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

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

The Company recognizes revenue from milestone payments when earned, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. Any amounts received by the Company under the agreement in advance of the Company’s performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as the Company completes its performance obligations.

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

Stock-Based Compensation — The Company recognizes stock-based compensation expense for awards of equity instruments to employees and directors based on the grant-date fair value of those awards.  The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award, and if applicable, is adjusted for expected forfeitures. Stock-based compensation expense is included in both research and development expenses and general and administrative expenses in the Consolidated Statements of Comprehensive Loss. For awards deemed to be granted outside of the Company’s 2000 Stock Incentive Plan, the Company uses liability accounting.  These awards are classified as a liability and are remeasured at fair value at the end of each reporting period.  Changes in fair value are included in compensation expense in the Consolidated Statements of Comprehensive Loss (see additional disclosures related to awards granted outside of the 2000 Stock Incentive Plan in Footnote 6, Stock-Based Compensation).

Income Taxes - The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss carryforwards and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company uses a model for how it measures, presents and discloses an uncertain tax position taken or expected to be taken in a tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood to be sustained upon ultimate settlement. The Company has no uncertain tax positions as of March 31, 2013 or December 31, 2012 that qualify for either recognition or disclosure in the consolidated financial statements.

The Company’s policy for interest and penalties related to income tax exposures is to recognize interest and penalties as a component of the income taxes on continuing operations in the Consolidated Statements of Comprehensive Loss.

Net Income (Loss) Per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares and other dilutive securities outstanding during the period. Potentially dilutive securities from stock options, the restricted stock units and the warrant would be antidilutive as the Company incurred a net loss. Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of shares attributable to common stockholders used to compute basic net income (loss) per share for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net income (loss):	$(13,678)	$(6,845)
Denominator:
Weighted average common shares used in calculation of basic net income (loss) per share:	31,554	24,860
Effect of dilutive securities:
Common stock options	—	—
Restricted stock and restricted stock units	—	—
Common stock warrant	—	—
Weighted average common shares outstanding used in calculation of diluted net income (loss) per share	31,554	24,860
Net income (loss) per share:
Basic and Diluted	$(0.43)	$(0.28)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average common shares outstanding as of March 31, 2013 and 2012 as their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Stock options to purchase common stock	2,348	845
Warrant to purchase common stock	330	158
Restricted stock units	200	494

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

Recently Adopted Accounting Pronouncements - In February 2013, an Accounting Standards Update was issued that requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income (loss) based on its source and the income statement line items affected by the reclassification.  This update became effective for the Company on January 1, 2013 and its adoption did not affect the Company’s consolidated financial statements.

In July 2012, an Accounting Standards Update was issued that allows companies to assess qualitative factors to determine the likelihood of indefinite-lived intangible asset impairment and whether it is necessary to perform the quantitative impairment test currently required. This update became effective for the Company on January 1, 2013 and its adoption did not impact the disclosures in the Company’s consolidated financial statements.

3.             Accrued Expenses

Accrued expenses consist of the following:

	As of March 31,	As of December 31,
	2013	2012
	(in thousands)

Accrued clinical trial expenses	$2,941	$1,460
Liability for stock-based compensation awards	1,808	1,204
Accrued professional fees	417	185
Accrued interest payable	159	80
Other accrued expenses	4	4
	$5,329	$2,933

4.             Debt

On June 29, 2012, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement that allowed the Company to borrow up $20.0 million in $10.0 million increments (“Loan Agreement”). The Company borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (“Note A” and “Note B”) on June 29, 2012 and December 27, 2012, respectively. Notes A and B bear interest at 9.25%.  Note A is to be repaid over a 42-month period with the first twelve monthly payments representing interest only followed by thirty monthly equal payments of principal and interest. Note B is to be repaid over a 36-month period with the first six monthly payments representing interest only followed by thirty monthly equal payments of principal and interest.  The interest only period is currently scheduled to end on July 31, 2013, but is extendable to December 31, 2013, contingent upon completion of certain ARIKACE-related development milestones. The principal monthly repayments for Notes A and B are scheduled to begin on August 1, 2013, or if extended, January 1, 2014, and in either case will end on January 1, 2016. In connection with the Loan Agreement, the Company granted the lender a first position lien on all of the Company’s assets, excluding intellectual property. Prepayment of the loans made pursuant to the Loan Agreement is subject to a prepayment penalty and the Company is required to pay an “end of term” charge of approximately $0.4 million, which is being charged to interest expense (and accreted to the debt) using the effective interest method over the term of the Notes. Debt issuance costs paid to the lender were recorded as a discount on the debt and are being amortized to interest expense using the effective interest method over the life of the Loan Agreement. Debt issuance costs paid to third parties were capitalized and are being amortized to interest expense using the effective interest method over the term of the Notes.

The Loan Agreement also contains representations and warranties by the Company and the lender, indemnification provisions in favor of the lender, customary covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends, but no financial covenants), and events of default (including with respect to payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency). Upon the occurrence of an event of default, a default interest rate of the base rate plus an additional 5% may accrue on the outstanding loan balances, and the lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the Loan Agreement. In addition, pursuant to the Loan Agreement, the lender has the right to participate, in an amount of up to $1.0 million, in certain future private equity financing(s) by the Company.

In conjunction with entering into the Loan Agreement, the Company granted a warrant to the lender to purchase shares of the Company’s common stock. Since the warrant was granted in conjunction with entering into the Loan Agreement, the relative fair value of the warrant was recorded as equity and debt discount.  The portion of the fair value allocated to debt discount is being amortized to interest expense over the term of the related debt using the effective interest method.

The following table presents the components of the Company’s debt balance as of March 31, 2013.

March 31, 2013
(in thousands)
Debt:
Notes payable	$20,000
Add:
Accreted end of term charge	92
Less:
Unamortized debt issuance fees paid to lender	(169)
Unamortized discount from warrant	(537)
Current portion of long-term debt	(4,875)
Long-term debt	$14,511

Future principal repayments of the two Notes are as follows (in thousands):

Year Ending December 31:
2013	$3,007
2014	7,724
2015	8,481
2016	788
Total	$20,000

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place.  We believe the estimated fair value at March 31, 2013 approximates the gross carrying amount.

5.            Shareholders’ Equity

Common Stock — As of March 31, 2013, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 and 31,571,926 shares of common stock issued and outstanding. Of the shares outstanding as of March 31, 2013, 1,765,271 shares represent holdback shares held by the Company as security for potential indemnification payments, as described in the Agreement and Plan of Merger with Transave, Inc. (the “Merger Agreement”), filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (see Footnote 9, Commitments and Contingencies, Legal Proceedings, Pilkiewicz v. Transave LLC for additional information regarding these holdback shares). In addition, as of March 31, 2013, the Company has reserved 2,347,919 shares of common stock for issuance upon the exercise of outstanding common stock options, 200,452 for issuance upon the vesting of restricted stock units, and 329,932 shares of common stock for issuance upon the exercise of the outstanding warrant (see Note 10. Subsequent Events, “Warrant Exercise”).

Warrant - In conjunction with entering into the Loan Agreement (See Note 4 — Debt),  the Company granted a warrant to the lender to purchase 329,932 shares of the Company’s common stock at an exercise price of $2.94 per share. The fair value of the warrant of $0.8 million was calculated using the Black-Scholes warrant-pricing methodology at the date of issuance and was recorded as equity and as a discount to the debt and is being amortized to interest expense over the term of the promissory notes using the effective interest method. This warrant expires on June 29, 2017, which is five years from the date of grant (see Note 10. Subsequent Events, “Warrant Exercise”).

6.            Stock Based Compensation

The Company has two equity compensation plans; the Amended and Restated 2000 Stock Incentive Plan, as amended (the “2000 Stock Incentive Plan”) and the Amended and Restated 2000 Employee Stock Purchase Plan

(the “Stock Purchase Plan”). Both the 2000 Stock Incentive Plan and the Stock Purchase Plan were adopted by the Company’s Board of Directors in 2000.

Under the terms of the 2000 Stock Incentive Plan, the Company is authorized to grant a variety of incentive awards based on our common stock, including stock options (both incentive options and non-qualified options), performance shares and other stock awards to all employees and non-employee directors. At the Company’s Annual Meeting of Shareholders held on May 18, 2011, the Company’s shareholders approved an amendment to increase the number of authorized shares under this plan by 3,000,000 shares. As of March 31, 2013, the 2000 Stock Incentive Plan provides for the issuance of a maximum of 3,925,000 shares of common stock.  On March 15, 2013 the Company’s Board of Directors amended the 2000 Stock Incentive Plan to provide for a single aggregate per person annual sub-limit for the issuance of a maximum of 1,500,000 stock options, performance shares (including RSUs) and shares of restricted stock.

On April 17, 2013, the Company’s Board of Directors approved a new plan, the 2013 Incentive Plan, which provides for an additional 3,000,000 shares of the Company’s common stock to be reserved for future grants under the 2013 Incentive Plan. This increase will be presented to the Company’s shareholders for their approval at the Company’s annual meeting of shareholders to be held on May 23, 2013. If approved by the Company’s shareholders, any remaining shares reserved for future grants under the 2000 Incentive Plan will be transferred to the 2013 Incentive Plan. As of March 31, 2013, 135,583 shares of the Company’s common stock were reserved for future grants (or issuances) of restricted stock, restricted stock units, stock options, and stock warrants under the 2000 Stock Incentive Plan.

Under the terms of the Stock Purchase Plan, eligible employees may, from time-to-time, have the opportunity to purchase our common stock at a discount. An option gives its holder the right to purchase shares of our common stock, up to a maximum value of $25,000 per year. The Stock Purchase Plan provides for the issuance of a maximum of 150,000 shares of our common stock to participating employees. The Company has not offered employees the right to purchase common stock under the Stock Purchase Plan since prior to our merger with Transave in December 2010. As of March 31, 2013, 150,000 shares of the Company’s common stock were reserved for future issuances of common stock under the Stock Purchase Plan.

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

The following table summarizes the grant date fair value and assumptions used in determining the fair value of stock options granted under and outside the 2000 Stock Incentive Plan during the three months ended March 31, 2013.

	Three Months Ended March 31,
	2013	2012

Volatility	95.5%	104.6%
Risk-free interest rate	0.8%	1.0%
Dividend yield	0.0%	0.0%
Expected option term (in years)	6.25	6.25
Weighted-average fair value of stock options granted	$6.85	$3.29

For the three months ended March 31, 2013, the volatility factor was based on the Company’s historical volatility since the closing of the merger with Transave on December 1, 2010.  The expected life was determined using the simplified method as described in ASC Topic 718, “Accounting for Stock Compensation”, which is the midpoint between the vesting date and the end of the contractual term.  The risk-free interest rate is based on the US Treasury yield in effect at the date of grant.  Forfeitures are based on actual percentage of option forfeitures since the closing of the merger on December 1, 2010, and are the basis for future forfeiture expectations.

The following table summarizes stock option activity for stock options granted under and outside the 2000 Stock Incentive Plan for the three months ended March 31, 2013 as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value

Options outstanding at December 31, 2012	1,817,839	$4.10
Granted	552,250	6.85
Exercised	(17,170)	3.03
Forfeited and expired	(5,000)	10.10
Options outstanding at March 31, 2013	2,347,919	4.74	8.19	$6,507,867
Vested and expected to vest at March 31, 2013	2,180,927	4.72	8.08	6,092,692
Exercisable at March 31, 2013	426,919	4.57	2.27	1,304,426

The Company recognized stock-based compensation expense related to stock options of approximately $0.7 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. General and administrative expenses include $0.6 million and $0.1 million and research and development expenses include $0.1 million and $0.1 million of stock-based compensation expense in the Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $8.6 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.31 years.

Outstanding as of March 31, 2013					Exercisable as of March 31, 2013
Range of Exercise Prices		Number of Options	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Excersise Price	Number of Options	Weighted Average Excersise Price
$3.03	$3.13	465,135	6.16	$3.03	224,419	$3.03
$3.14	$3.39	21,400	9.19	$3.24	—	$—
$3.40	$3.47	708,314	9.45	$3.40	—	$—
$3.48	$5.89	405,070	5.53	$5.18	186,750	$5.89
$5.90	$6.33	240,250	9.5	$6.55	5,250	$6.50
$6.34	$6.89	385,750	9.97	$6.90	—	$—
$6.90	$7.43	105,500	9.76	$6.96	—	$—
$7.44	$8.29	6,000	9.98	$7.44	—	$—
$8.30	$17.59	5,250	1.11	$8.30	5,250	$8.30
$17.60	$17.60	5,250	0.11	$17.60	5,250	$17.60

Restricted Stock and Restricted Stock Units — The Company grants Restricted Stock Units (“RSUs”) to eligible employees, including our executives. Each RSU represents a right to receive one share of the Company’s common stock upon the completion of a specific period of continued service or achievement of a certain milestone. RSU awards granted under the Company’s 2000 Stock Incentive Plan are generally valued at the market price of the Company’s common stock on the date of grant.  In prior years certain RSUs were granted in excess of certain plan sub-limits.  As of March 31, 2013, such awards that are still considered to be granted outside the 2000 Stock Incentive Plan are classified as a liability and remeasured at fair value at the end of each reporting period and changes in fair value are included in compensation expense in the Consolidated Statements of Comprehensive Loss (see additional disclosures related to RSUs granted outside the 2000 Stock Incentive Plan at the end of this footnote). The Company recognizes compensation expense for the fair values of these RSUs on a straight-line basis over the requisite service period of these awards, which is generally one to three years.

The following table summarizes the RSU activity for awards granted both under and outside of the 2000 Stock Incentive Plan during the three months ended March 31, 2013:

		Weighted
	Number of	Average
	RSUs	Grant Price
Outstanding as of December 31, 2012	215,525	$6.26
Granted	53,730	$6.67
Released	(68,803)	$3.69
Forfeited	—	—
Outstanding as of March 31, 2013	200,452	$7.26
Expected to Vest as of March 31, 2013	192,388	$7.25

The Company recognized stock-based compensation expense related to RSUs of approximately $0.3 million for each of the three month periods ended March 31, 2013 and 2012.  General and administrative expenses include $0.2 million and $0.3 million and research and development expenses include $0.1 million and less than $0.1 million of stock-based compensation expense in the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $0.6 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.9 years.

Awards Granted Outside of the 2000 Stock Incentive Plan - In connection with a recent review of equity compensation awards made under the 2000 Stock Incentive Plan, the Company determined that it had inadvertently exceeded the annual per-person sub-limits in connection with awards previously made to certain of its current and past officers and directors. The aggregate amount of common stock represented by these awards in excess of the per person annual sub-limits during the three months ended March 31, 2013 and the two years ended December 31, 2012, which consisted of RSUs and stock options, is approximately 1.4 million shares.  Such awards are included in the stock option and RSU tables and related disclosures above. The awards that exceeded the per person sub-limits included certain awards issued immediately following the Company’s business combination with Transave, awards negotiated with new hires pursuant to employment agreements or offers of employment, and certain other awards made subsequent to the Company’s 2011 one-for-ten reverse stock split.  As of March 31, 2013, these awards were deemed to be granted outside of the 2000 Stock Incentive Plan and as such the Company applied liability accounting to these awards and recorded a liability of $1.8 million which is included in accrued expenses as of March 31, 2013.

7.            License and Collaborative Agreements

Premacure (now Shire plc) - In May, 2012, the Company entered into an agreement with Premacure Holdings AB and Premacure AB of Sweden (collectively, “Premacure”) pursuant to which the Company granted to Premacure an exclusive, worldwide license to develop, manufacture and commercialize IGF-1, with its natural binding protein, IGFBP-3,  for the prevention and treatment of complications of preterm birth in exchange for royalty payments on commercial sales of IGF-1 (the “Premacure License Agreement”).  In March 2013, we amended the Premacure License Agreement to provide Premacure with the option, exercisable by Premacure any time prior to April 30, 2013, to pay us $11.5 million (the “Buyout Amount”) and assume any of our royalty obligations to other parties in exchange for a fully paid license (see Note 10. Subsequent Events, “Exercise of Buyout Option”).

8.            Income Taxes

The provision (benefit) for income taxes was ($1.2 million) and $0 during the three months ended March

31, 2013 and 2012. The Company’s effective tax rate was (8.2%) and 0% for the three months ended March 31, 2013 and 2012, respectively. The benefit for income taxes recorded and the effective tax rate for the three months ended March 31, 2013 solely reflect the reversal of a valuation allowance previously recorded against the Company’s New Jersey State net operating losses (“NOL”) that resulted from the Company’s sale of $27.0 million of its New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $1.2 million, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash. The remaining net deferred tax asset as of March 31, 2013 remains fully offset by a valuation allowance due to the Company’s history of losses.

As of December 31, 2012, the Company had NOL carryforwards for income tax purposes of $350.0 million available to offset future taxable income, if any. The NOL carryforwards expire in various years beginning in 2013. The Company is not currently subject to any open tax audits and the statute of limitations for tax audits is generally open for the years 2009 and later. However, except in 2009, the Company has incurred net operating losses since inception. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has not recorded such expenses.   As of December 31, 2012, the Company did not record any reserves for unrecognized income tax benefits, nor did it record any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.

Utilization of the NOLs and general business tax credits carryforwards may be subject to a substantial limitation under Section 382 of the Internal Revenue Code of 1986 due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and general business tax credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, it has raised capital through the issuance of common stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, and it issued a substantial amount of shares of common stock as part of its merger with Transave, Inc. in December 2010. Due to the significant complexity and cost associated with a change in control study, and because there could be additional changes in control in the future, the Company has not yet formally assessed whether there has been one or more changes in control since the Company’s formation. If the Company experienced a change of control at any time since Company formation, utilization of its NOL or general business tax credit carryforwards would be subject to the limitation rules under Section 382. Any limitation may result in expiration of a portion of the NOL or general business tax credit carryforwards before utilization which would reduce the Company’s gross deferred tax assets.

9.            Commitments and Contingencies

Commitments

The Company has two operating leases for office and laboratory space located in Monmouth Junction, NJ through December 31, 2014.  Future minimum rental payments under these two leases total approximately $1.3 million. We continue to lease office space in Richmond, VA, where the Company’s corporate headquarters were previously located through October 2016. Future minimum rental payments under this lease total approximately $1.7 million.  During 2011, we recorded a net present value charge of $1.2 million in general and administrative expenses associated with vacating the Richmond facility. The remaining accrual for this charge was $0.9 million as of March 31, 2013.

Rent expense charged to operations was $0.2 million for each of the three month periods ended March 31, 2013 and 2012. Future minimum rental payments required under the Company’s operating leases are as follows (in thousands).

Year Ending December 31:
2013	$890
2014	1,201
2015	498
2016	425
Total	$3,014

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

We filed a motion with the Court to dismiss all of the outstanding claims, and on June 29, 2011, the Court dismissed six of Plaintiff’s claims, leaving outstanding the claims for (i) fraudulent inducement, (ii) negligent misrepresentation, and (iii) breach of contract.  The Company filed an answer and affirmative defenses with the Court on July 12, 2011.  Plaintiff’s claim for monetary damages with respect to these claims remains outstanding. The parties completed discovery on or about June 1, 2012.  The Company filed a Motion for Summary Judgment on August 1, 2012 seeking judgment in our favor on the three claims remaining in the case and the motion was fully submitted on October 9, 2012. On January 19, 2013, the Court granted the Company’s Motion for Summary Judgment and dismissed all of the outstanding claims. Plaintiff filed a Notice of Appeal on March 15, 2013.  The Company expects that the parties will submit briefs before the end of 2013, with a decision expected in the first half of 2014.

Pilkiewicz v. Transave LLC

On March 28, 2011, Frank G. Pilkiewicz and other former stockholders of Transave, Inc. (collectively, the “Petitioners”) filed an appraisal action against the Company’s subsidiary Transave, LLC in the Delaware Court of Chancery captioned Frank G. Pilkiewicz, et al. v. Transave, LLC , C.A. No. 6319-CS. On December 13, 2011, following the mailing of the revised notice of appraisal rights in accordance with the settlement terms of Mackinson et al. v. Insmed, an Amended Petition for Appraisal of Stock was filed by the Petitioners.

The Petitioners seek appraisal under Delaware law of their total combined common stock holdings representing total dissenting shares of approximately 7.77 million shares of Transave, Inc. common stock (the

“Transave Stock”). The Petitioners are challenging the value of the consideration that they would be entitled to receive for their Transave Stock under the terms of the merger.

Under the terms of the Merger Agreement, certain of the former stockholders of Transave, Inc. (the “Transave Stockholders”) are obligated to indemnify the Company for certain liabilities in connection with the appraisal action. The Company notified the Transave Stockholders in May 2012 that the Company is seeking indemnification in accordance with the Merger Agreement and that it will continue to retain the aggregate amount of the holdback shares totaling 1,765,271 shares, as security for any indemnification payments due under the Merger Agreement.  Discovery is ongoing and the trial is scheduled to begin September 30, 2013. The Company believes that the allegations contained in the amended petition are without merit, and we intend to continue to vigorously defend this action.  It is not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

From time to time, the Company is a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.  While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will materially adversely affect the Company’s business, consolidated financial position, results of operations or cash flows.

10.                              Subsequent Events

Exercise of Buyout Option — As disclosed in more detail in Note 7. “License and Collaborative Agreements”, in May 2012, the Company entered into a license agreement with Premacure pursuant to which the Company granted to Premacure an exclusive, worldwide license to develop, manufacture and commercialize IGF-1, with its natural binding protein, IGFBP-3, in exchange for royalty payments on commercial sales of IGF-1 (the “Premacure License Agreement”).  In March 2013, the Premacure License Agreement was amended to provide Premacure with the option, exercisable by Premacure any time prior to April 30, 2013, to pay us $11.5 million and assume any of our royalty obligations to other parties in exchange for a fully paid license. On April 29, 2013, Premacure exercised this option and is now obligated to pay the Company $11.5 million on or before May 9, 2013. The Company is not entitled to any additional future royalties from Premacure, and Premacure has assumed the Company’s royalty obligations to other parties.

Warrant Exercise — As disclosed in more detail in Note 4. “Debt” and Note 5. “Shareholders’ Equity”, in June 2012, in conjunction with entering into a Loan Agreement with the Company, the Company granted a warrant to the lender to purchase 329,932 shares of the Company’s common stock at an exercise price of $2.94 per share. On April 30, 2013, the lender exercised the warrant in full via the “net issuance” method.  In accordance with the provisions of the net issuance method as contained in the warrant agreement, the Company issued and delivered 223,431 Common Shares (the “Warrant Shares”) to the lender on May 1, 2013.  As a result of the exercise, the warrant is no longer outstanding and there are no additional shares issuable under this instrument.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements.  “Forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995, are statements that are not historical facts and involve a number of risks and uncertainties.  Words herein such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” “continues,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

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

Forward-looking statements are based upon our current expectations and beliefs, and involve known and unknown risk, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements.   Such factors include, among others, the factors discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Currently, we are conducting clinical trials of ARIKACE for two initial indications in orphan patient populations: a Phase 3 clinical trial in cystic fibrosis (“CF”) patients who have lung infections caused by Pseudomonas aeruginosa (Pseudomonas) and a Phase 2 clinical trial in patients who have lung infections caused by non-tuberculous mycobacteria (“NTM”).  Our primary development focus is to obtain regulatory approval for ARIKACE in these two initial indications and to prepare for commercialization initially in Europe and Canada and eventually in the United States (“US”).  If approved, ARIKACE will be the first once-a-day inhaled antibiotic treatment option available for these CF and NTM indications.  Our strategy is to continue to develop ARIKACE for additional indications beyond Pseudomonas in CF and NTM. The following table summarizes the current status of ARIKACE development.

Product Candidate/Target Indications	Status	Next Expected Milestone(s)
ARIKACE Pseudomonas aeruginosa lung infections in CF patients

•      In a Phase 3 registrational clinical trial in Europe and Canada that completed the patient treatment phase of the trial in early May 2013.

•      In a two-year open-label extension study that is enrolling patients from the Phase 3 registrational clinical trial and is expected to be completed during the first half of 2015.

•      Granted orphan drug designation in Europe and the US.

•      We expect to report top-line clinical results from our Phase 3 registrational clinical trial in mid-2013.

•      If approved, ARIKACE would be the only once-a-day treatment for Pseudomonas lung infections in CF patients.

•      If approved, we plan to commercialize ARIKACE ourselves in Europe and in Canada.

•      We plan to evaluate our plans for CF in the US after reviewing the results from our Phase 3 clinical trial in Europe and Canada.

ARIKACE Non-tuberculous mycobacteria (NTM) lung infections	• In a Phase 2 clinical trial in the US and Canada that began enrolling patients in June 2012. • Granted orphan drug designation in the US.

•      We expect to report top-line clinical results from our Phase 2 clinical trial during the fourth quarter of 2013.

•      We expect to commence a limited compassionate use program in the second half of 2013.

•      If approved, ARIKACE would be the first approved inhaled antibiotic treatment for NTM lung infections.

•      If approved, we plan to commercialize ourselves initially in the US and eventually in Europe and in Canada.

ARIKACE Pseudomonas aeruginosa and other susceptible organisms causing lung infections in non-CF bronchiectasis patients	• Phase 2 clinical trial in the US completed. • Granted orphan drug designation in the US.

•      We expect to evaluate development and commercialization strategies when we complete our Phase 3 clinical trial in CF patients with Pseudomonas lung infections and Phase 2 clinical trial in patients with NTM infections.

ARIKACE is considered a new molecular entity (NME) by the US Food and Drug Administration (“FDA”) primarily due to its proprietary liposomal technology. The key active ingredient, amikacin, is an FDA-approved antibiotic with proven efficacy in the treatment of a broad range of gram-negative infections, including Pseudomonas and NTM. ARIKACE is in the aminoglycoside class of antibiotics.

ARIKACE is differentiated from other inhaled antibiotics used to treat serious lung infections by our proprietary advanced liposomal technology, which is designed specifically to enhance the delivery profile, safety and efficacy of pharmaceuticals delivered to the lung via inhalation. We believe ARIKACE provides potential improvements over existing treatments for these indications. In Phase 2 studies in CF patients with Pseudomonas lung infections, ARIKACE demonstrated improved patient lung function during treatment as well as in the period following treatment (the “off-treatment” period).  In a Phase 2 open label extension study, ARIKACE also demonstrated statistically significant effectiveness for up to 56 days off-treatment over multiple treatment cycles.

If approved for CF patients with Pseudomonas lung infections, we expect ARIKACE would be the first inhaled antibiotic to be approved for once-daily administration in this indication. If approved for NTM patients, we expect ARIKACE would be the first and only approved treatment for NTM lung infections. ARIKACE has been granted orphan drug designation for CF patients who have Pseudomonas lung infections in both the European Union (“EU”) and the US, and for NTM patients in the US. We plan to file for orphan drug designation for NTM lung infections in Europe in 2013.

Corporate History

We were incorporated in the Commonwealth of Virginia on November 29, 1999. On December 1, 2010, we completed a business combination with Transave, Inc. (or “Transave”) a privately held, New Jersey-based pharmaceutical company focused on the development of differentiated and innovative inhaled pharmaceuticals for the site-specific treatment of serious lung infections. Our current operations are based on the technology and product candidates historically developed by Transave.

Lead Product Candidate - ARIKACE

Our lead product candidate, ARIKACE or liposomal amikacin for inhalation, is a once-a-day inhaled antibiotic treatment engineered to deliver a proven and potent anti-infective directly to the site of serious lung infections. There are two key components of ARIKACE: the liposomal formulation of the drug and the nebulizer device through which ARIKACE is inhaled through the mouth and into the lung. The nebulizer technology is owned by PARI Pharma GmbH (“PARI”), but through our licensing agreement with PARI, we have exclusive access to this technology, which is specifically developed for the delivery of our liposomal encapsulation of amikacin. Our proprietary liposomal technology and nebulizer are designed specifically for delivery of pharmaceuticals to the lung and provides for potential improvements to existing treatments.  We believe that ARIKACE has potential usage for at least two orphan patient populations with high unmet need: CF patients who have Pseudomonas lung infections and patients who have NTM lung infections.  We estimate the combined global market potential for these two orphan indications to be approximately $1 billion.

ARIKACE has the potential to be differentiated from other marketed drugs for the treatment of chronic lung infections by improving efficacy, safety and patient convenience. We believe efficacy may be improved due to the ability of ARIKACE to deliver high, sustained levels of amikacin directly to the lung and to the specific site of the underlying infection. We also believe that ARIKACE may have increased durability of effect, benefiting patients when off treatment.  In addition, the inhalation delivery of ARIKACE may reduce the potential for adverse events such as ototoxicity (hearing loss, ringing in the ears and/or loss of balance) and nephrotoxicity (toxicity to the kidneys), as compared with intravenous (IV) administration of amikacin.  If approved, we expect that ARIKACE will be administered once daily for approximately 13 minutes via inhalation using the eFlow® Nebulizer System, which has been optimized specifically for ARIKACE by PARI. We believe that this nebulizer system will reduce treatment time or dosing frequency, as compared with the currently marketed inhaled antibiotics, which require dosing two to three times daily with treatment times ranging from approximately 10 to 40 minutes per day.  By easing the patient’s treatment burden we believe that ARIKACE can potentially improve patient compliance, which we believe may in turn lead to a reduction in the development of antibiotic resistance and, ultimately, lead to clinical benefit.

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

Current Clinical Program

ARIKACE was granted orphan drug status in the US and Europe for the treatment of Pseudomonas lung infections.

We are conducting a registrational Phase 3 clinical study of ARIKACE for CF patients with Pseudomonas lung infections in Europe and Canada.  The Phase 3 trial includes 302 patients and is a 1:1 randomized trial comparing ARIKACE 560 mg, delivered once daily for approximately 13 minutes via the eFlow Nebulizer System, to Tobi (inhaled tobramycin solution), which is delivered twice daily approximately 15 minutes per treatment for a daily total of approximately 30 minutes per day. The first patient in this trial was dosed in April 2012, and the trial met target enrollment in November 2012. The study’s primary endpoint is relative change in forced expiratory volume in one second (FEV1) from baseline measured after the completion of three cycles, each comprising a 28-day on-treatment period and a 28-day off-treatment period. Approximately 260 patients are required to demonstrate non-inferiority at an agreed-upon margin with 80% power. Secondary endpoints for the study include change in pulmonary function, time to and the proportion of patients experiencing pulmonary exacerbation, the time elapsed to first antipseudomonal antibiotic treatment for pulmonary exacerbation, time to and number of hospitalizations, reduction in bacteria as measured by reduction in colony forming units, change in patient-reported symptoms and evaluation of safety and tolerability. We previously agreed with the European Medicines Agency (EMA) on the study design.  The last patient, last visit for this study occurred on May 6, 2013.  We currently expect to announce clinical results from the Phase 3 trial in mid-2013.

In addition, patients completing the initial 24 week Phase 3 study will have the option to enroll in a two-year open-label extension study. The patients in this study will receive ARIKACE for a two year period, using the same cycles of a 28 day on-treatment period and a 28 day off-treatment period.

Strategy for Commercialization

We currently plan to retain marketing rights for ARIKACE in certain countries in Europe, and in Canada and the US. We believe ARIKACE will require a limited commercial infrastructure in these regions because of the small focused nature of the potential physician prescribing population for CF patients.  We may license ARIKACE for certain indications in certain countries in Europe, as well as outside of Europe, and in Canada and the US.  In 2013, we commenced preparations for the potential commercialization of ARIKACE in Europe and Canada, including hiring Matt Pauls, our chief commercial officer. We plan to hire several other positions to support our sales and marketing efforts.

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

Current Clinical Program

ARIKACE was granted orphan drug designation in the US for the treatment of patients with NTM.

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

In addition to the Phase 2 clinical trial outlined above, we intend to pursue a limited compassionate use program starting in the second half of 2013.  We currently anticipate this program’s participants will consist of approximately 25 patients who have NTM lung infections but are not eligible for entry into our Phase 2 clinical trial.  We believe that clinical data collected from the experience with these patients will help regulatory authorities to evaluate ARIKACE’s safety and suitability for treating NTM lung infection patients.

Strategy for Commercialization

We currently plan to retain marketing rights for ARIKACE in certain countries in Europe, and in Canada and the US.  Given the current lack of approved treatments for NTM lung infections, we believe we will immediately have a strong market position if ARIKACE is approved for commercialization in the NTM indication.  We believe ARIKACE will require a limited commercial infrastructure in these regions because of the small focused nature of the potential physician prescribing population for NTM patients.  We may seek to license ARIKACE for certain indications in certain countries in Europe, as well as outside of Europe, Canada and the US.  We believe there will be substantial carryover between lung specialist physicians who treat CF patients with pseudomonas lung infections and those who have NTM lung infections thereby allowing us to leverage our commercial infrastructure across both indications.

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

In May 2009, we completed our randomized, placebo controlled US Phase 2 study (TR02-107) of ARIKACE for the treatment of chronic Pseudomonas infection in non-CF patients with bronchiectasis. In the study, 64 study subjects were randomized (1:1:1) to receive ARIKACE 280 mg, ARIKACE 560 mg or a placebo on a daily basis during a 28-day on-treatment period. The subjects completed follow-up assessments at the end of a 28-day off-treatment period.  This study provided an initial evidence of safety, tolerability and clinically meaningful improvement in pulmonary function throughout the on-treatment period in the treatment of chronic Pseudomonas infection in non-CF patients with bronchiectasis.

In the study, both ARIKACE 280 mg and ARIKACE 560 mg were well tolerated.  The adverse events experienced by patients during the study were consistent with underlying chronic lung disease in bronchiectasis patients.  There was no evidence of renal toxicity or ototoxicity.  Patients in the 560-mg cohort appear to have a slightly higher frequency of dry cough post administration than patients in the 280 mg cohort.  Cough was of short duration and self-limiting.  One patient discontinued treatment due to dysphonia (hoarseness or difficulty speaking) and cough.

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

KEY COMPONENTS OF OUR STATEMENT OF OPERATIONS

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

Since 2011, we have focused our development activities principally on our proprietary, advanced liposomal technology designed specifically for inhalation lung delivery. We are conducting three clinical trials: (1) a Phase 3 trial in Europe and Canada in which we are evaluating ARIKACE in CF patients with Pseudomonas lung infections, (2) an open label extension study in which patients that complete the Phase 3 trial have the option to receive ARIKACE for a period of two years and (3) a Phase 2 trial in the US in which we are evaluating ARIKACE for NTM infections. Since our business combination with Transave, our research and development expenses for our ARIKACE program were approximately $54.3 million. We expect that our development efforts in 2013 and 2014 will principally relate to the use of ARIKACE in the CF and NTM indications.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2013 and 2012

Net loss for the three months ended March 31, 2013 was $13.7 million (or $0.43 per common share — basic and diluted) compared with a net loss of $6.8 million (or $0.28 per common share — basic and diluted) for the three months ended March 31, 2012.  The increase in our net loss in 2013 of $6.9 million was primarily due to a $5.6 million increase in our research and development expenses that primarily resulted from the activities under our Phase 3 CF clinical study and our two-year extension study in Europe and Canada, and our Phase 2 NTM clinical study in the US. We were in the process of initiating the Phase 2 CF study and Phase 2 NTM study in the first quarter of 2012 and did not initiate the two-year extension study until October 2012. Also contributing to the increase in the net loss was a $1.5 million increase in our general and administrative expenses that was primarily due to a $1.0 million increase in professional fees. The increase in professional fees primarily related to the investigation, accounting and reporting of equity awards we previously granted to our employees and directors that at the time of the grants were in excess of annual per-person sub-limits included in our 2000 Stock Incentive Plan (see Item 4. Controls and Procedures included herein in Part I of this Quarterly Report on Form 10-Q for additional information regarding equity awards granted in excess of sub-limits included in our 2000 Stock Incentive Plan).

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2013 and 2012 comprised the following:

	Three Months Ended
	March 31,		Increase (Decrease)
	2013	2012	$	%
	(in thousands)
External expenses
Clinical development	$6,853	$2,525	$4,328	171%
Clinical manufacturing	563	313	250	80%
Regulatory and quality assurance	123	93	30	32%
Subtotal - external	7,539	2,931	4,608	157%

Internal expenses
Compensation and related expenses	1,808	1,532	276	18%
Other internal operating expenses	987	276	711	258%
Subtotal - internal	2,795	1,808	987	55%

Total	$10,334	$4,739	$5,595	118%

Research and development expenses increased to $10.3 million during the three months ended March 31, 2013 from $4.7 million in the same period in 2012. The $5.6 million increase is primarily due to a $4.6 million increase in external costs associated with the activities under our Phase 3 CF clinical study and our two-year extension study in Europe and Canada, and our Phase 2 NTM clinical study in the US during the three months ended March 31, 2013. We were in the process of initiating the Phase 2 CF study and Phase 2 NTM study in the first quarter of 2012 and did not initiate the two-year extension study until October 2012. Also contributing to the $5.6 million increase was a $1.0 million increase in internal expenses, including a $0.4 million increase in lab expenses, a $0.3 million increase in recruiting fees and a $0.3 million increase in compensation and related expenses.

General and Administrative Expenses

General and administrative expenses increased to $4.0 million during the three months ended March 31, 2013 from $2.5 million in the same period in 2012.  The $1.5 million increase was due to a $1.0 million increase in professional fees that was primarily related to the investigation, accounting and reporting of excess equity awards we previously granted to our employees and directors that at the time of the grants were in excess of annual per-person sub-limits included in our 2000 Stock Incentive Plan, and a $0.5 million increase in compensation expenses, of which $0.3 million was non-cash stock compensation expense resulting from remeasuring at fair value certain stock options deemed granted outside of our 2000 Stock Incentive Plan.

Investment Income

Investment income decreased to $0.1 million during the three months ended March 31, 2013 from $0.4 million in the same period in 2012.  The $0.3 million decrease is a result of our decision to amend our investment policy and only invest in mutual and money market funds, US Treasury obligations, and bank certificates of deposit. During the three months ended March 31, 2013, the majority of our cash was invested  in money funds that have lower rates of return than the returns we received from our short-term investments in the same period in 2012.

Interest Expense

Interest expense increased to $0.6 million during the three months ended March 31, 2013 from $0.0 in 2012. The $0.6 million increase was due to the $20.0 million of borrowings ($10.0 million in June 2012 and $10.0 million in December 2012) under our Loan Agreement we entered into in June 2012.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes was ($1.2 million) and $0 during the three months ended March 31, 2013 and 2012. The Company’s effective tax rate was (8.2%) and 0% for the three months ended March 31, 2013 and 2012, respectively. The benefit for income taxes recorded and the effective tax rate for the three months ended March 31, 2013 solely reflect the reversal of a valuation allowance previously recorded against the Company’s New Jersey State net operating losses (“NOL”) that resulted from the Company’s sale of $27.0 million of its New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $1.2 million, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash. The remaining net deferred tax asset as of March 31, 2013 remains fully offset by a valuation allowance due to the Company’s history of losses.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization.  Historically, we have funded our operations through public and private placements of equity securities, through debt financing, from the proceeds from the sale of our follow-on biologics (“FOB”) platform to Merck in 2009 and from revenues related to sales of product and our IPLEX expanded access program, which was discontinued in 2011.  We expect to continue to incur losses because we plan to fund our research and development activities and commercial launch activities, and we do not expect material revenues for at least the next few years.

As of March 31, 2013, we had total cash, cash equivalents, and a certificate of deposit on hand of $81.6 million, consisting of $79.4 million in cash and cash equivalents and $2.2 million in a certificate of deposit, as compared with $92.9 million of cash, cash equivalents, and a certificate of deposit on hand as of December 31, 2012.  The $11.3 million net decrease was due to our use of $11.2 million in operations. Our working capital was $60.6 million as of March 31, 2013, which excludes our certificate of deposit of $2.2 million that matures in July 2013.

We believe that our cash, cash equivalents and certificate of deposit totaling $81.6 million as of March 31, 2013 will fund our operations into 2014.  However, our business strategy may require us to, or we may otherwise determine to, raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise.  Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of complementary technologies, to commercialize our product candidates or to purchase other products.  In addition, we may determine to raise capital opportunistically.  We cannot assure you that adequate capital will be available on favorable terms, or at all, when needed.  If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations.

Cash Flows

Net cash used in operating activities was $11.2 million and $5.6 million for the three months ended March 31, 2013 and 2012, respectively.  The net cash used in operating activities during 2013 and 2012 was primarily for the clinical development of our lead product candidate, ARIKACE, which included the initiation of three clinical trials for the study of ARIKACE during 2012 and the continued advancement of these three clinical trials during the first quarter of 2013.

Net cash (used in) provided by investing activities was $(0.2) million and $12.8 million during the three months ended March 31, 2013 and 2012, respectively.  The net cash used in investing activities in 2013 related to fixed asset purchases of $0.2 million for lab and computer equipment. The net cash provided by investing activities in the three months ended March 31, 2012 was primarily a result of $12.9 million of net sales of short-term investments.

Net cash provided by (used in) financing activities was $22 thousand and $(34) thousand for the three months ended March 31, 2013 and 2012, respectively.

On June 29, 2012, we entered into a Loan and Security Agreement that allowed us to borrow up $20.0 million in $10.0 million increments (“Loan Agreement”). We borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (“Note A” and “Note B”) on June 29, 2012 and December 27, 2012, respectively. Notes A and B bear interest at 9.25%. Note A is to be repaid over a 42-month period with the first twelve monthly payments representing interest only followed by thirty monthly equal payments of principal and interest. Note B is to be repaid over a 36-month period with the first six monthly payments representing interest only followed by thirty monthly equal payments of principal and interest. The interest only period is currently scheduled to end on July 31, 2013, but is extendable to December 31, 2013, contingent upon completion of certain ARIKACE-related development milestones. The principal monthly repayments for Notes A and B are scheduled to begin on August 1, 2013, or if extended, January 1, 2014, and in either case will end on January 1, 2016. In connection with the Loan Agreement, we granted the lender a first position lien on all of our assets, excluding intellectual property. Prepayment of the loans made pursuant to the Loan Agreement is subject to a prepayment penalty and we are required to pay an “end of term” charge of $0.4 million.

Contractual Obligations

We have two operating leases for office and laboratory space located in Monmouth Junction, NJ that terminate on December 31, 2014. Future minimum rental payments under these two leases total approximately $1.3 million.  We continue to lease office space in Richmond, VA where our corporate headquarters were previously located. Future minimum rental payments under this lease total approximately $1.7 million.  During 2011, we recorded a net present value charge of $1.2 million in general and administrative expenses associated with vacating the Richmond, VA facility. The remaining accrual for this charge was $0.9 million as of March 31, 2013.

We executed two secured promissory notes totaling $20.0 million; $10.0 million in June 2012 and $10.0 million in December 2012. We also entered into three capital leases for lab equipment and leasehold improvements with monthly payments through December 2014. As of March 31, 2013, future payments under the two promissory notes, the capital leases and minimum future payments under non-cancellable operating leases are as follows:

		As of March 31, 2013
		Payments Due By Period
		Less than			After
	Total	1 year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Debt obligations
Debt maturities	$20,000	$4,875	$15,125	$—	$—
Contractual interest	3,156	1,746	1,404	6	—
Capital lease obligations	—			—
Debt maturities	131	83	48	—	—
Contractual interest	1	1	—	—	—
Operating leases	3,014	1,191	1,526	297
Purchase obligations	—	—	—	—	—

Total contractual obligations	$26,302	$7,896	$18,103	$303	$—

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

In June 2012, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission.  This shelf registration statement permits us to offer, from time to time, any combination of common stock, preferred stock, debt securities, units and warrants up to an aggregate offering price of $75.0 million.  In October 2012, we issued approximately $25.7 million of our common stock utilizing the shelf registration statement.  We believe that our cash, cash equivalents and certificate of deposit totaling $81.6 million as of March 31, 2013 will fund our operations into 2014.  However, our business strategy may require us to, or we may otherwise determine to, raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise.  Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of complementary technologies, to commercialize our product candidates or to purchase other products.  In addition, we may determine to raise capital opportunistically. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and commercialization or our plans to establish a sales and marketing force, any of which could harm our business, financial condition and results of operations.  The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, our continued progress in our regulatory, development and commercial activities.  We cannot assure you that such capital funding will be available on favorable terms or at all.  If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations.

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

CRITICAL ACCOUNTING POLICIES

Preparation of financial statements in accordance with generally accepted accounting principles in the US requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  We use our historical experience and other relevant factors when developing our estimates and assumptions.  We continually evaluate these estimates and assumptions.  The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts of revenue reported in our consolidated statements of comprehensive loss are effected by estimates and assumptions, which are used for, but not limited to, the accounting for research and development, revenue recognition,, stock-based compensation, in process research and development intangible assets, and accrued expenses. The accounting policies discussed below are considered critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment.  Actual results could differ from our estimates.  For additional information about our significant accounting policies, see Note 2 to our Consolidated Financial Statements — “Summary of Significant Accounting Policies.”

Research and Development

Research and development expenses consist primarily of the cost of conducting our clinical trials, the cost of manufacturing our drug candidate for use in our clinical studies, salaries, benefits and other related costs, including stock-based compensation, for personnel serving our research and development functions, and other internal operating expenses, and the cost of conducting preclinical and research activities. Our expenses related to manufacturing our drug candidate for use in our clinical studies are primarily related to activities at contract manufacturing organizations that manufacture ARIKACE for our use.  Our expenses related to clinical trials are primarily related to activities at contract research organizations that conduct and manage clinical trials on our behalf, as well as activities at the location(s) of the trials. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts primarily depend mainly on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol.

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

We recognize revenue from milestone payments when earned, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) we do not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. Any amounts received by us under the agreement in advance of our performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as we complete our performance obligations.

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

Stock-Based Compensation

We recognize stock-based compensation expense for awards of equity instruments to employees and directors based on the grant-date fair value of those awards.  The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award, and if applicable, is adjusted for expected forfeitures. Stock-based compensation expense is included in both research and development expenses and general and administrative expenses in the Consolidated Statements of Comprehensive Loss. For awards deemed to be granted outside of the Company’s 2000 Stock Incentive Plan, the Company uses liability accounting.  These awards are classified as a liability and are remeasured at fair value at the end of each reporting period.  Changes in fair value are included in compensation expense in the Consolidated Statements of Comprehensive Loss.

The following table summarizes the assumptions used in determining the fair value of stock options granted during the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012

Volatility	95.5%	104.6%
Risk-free interest rate	0.8%	1.0%
Dividend yield	0.0%	0.0%
Expected option term (in years)	6.25	6.25

For the three months ended March 31, 2013, the volatility factor was based on our historical volatility since the closing of our merger with Transave on December 1, 2010.  The expected life was determined using the simplified method as described in ASC Topic 718, “Accounting for Stock Compensation”, which is the midpoint between the vesting date and the end of the contractual term.  The risk-free interest rate is based on the US Treasury yield in effect at the date of grant.  Forfeitures are based on actual percentage of option forfeitures since the closing of the merger with Transave on December 1, 2010 and are the basis for future forfeiture expectations.

Identifiable Intangible Assets

Identifiable intangible assets are measured at their respective fair values and are not amortized until commercialization of the related product commences. Once commercialization occurs, these intangible assets will be amortized over their estimated useful lives. The fair values assigned to our intangible assets are based on reasonable estimates and assumptions given available facts and circumstances. Unanticipated events or circumstances may occur that may require us to review the assets for impairment. Events or circumstances that may require an impairment assessment include negative pre-clinical or clinical trial results, the non-approval of a new drug application by a regulatory agency, material delays in our development program or a sustained decline in market capitalization. We are not aware of any indicators of impairment that would necessitate an impairment test as of March 31, 2013.

We use the income approach to derive the fair value of in-process research and development assets. This approach calculates fair value by estimating future cash flows attributable to the assets and then discounting these cash flows to a present value using a risk-adjusted discount rate. We did not use a market based valuation approach because we lack revenues and profits. The income approach requires significant management judgment with respect to unobservable inputs such as future volume, revenue and expense growth rates, changes in working capital use, appropriate discount rates and other assumptions and estimates. The estimates and assumptions used are consistent with our business plans.

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2013, an Accounting Standards Update was issued that requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income (loss) based on its source and the income statement line items affected by the reclassification.  This update became effective for us on January 1, 2013 and its adoption did not impact our consolidated financial statements.

In July 2012, an Accounting Standards Update was issued that allows companies to assess qualitative factors to determine the likelihood of indefinite-lived intangible asset impairment and whether it is necessary to perform the quantitative impairment test currently required. This update became effective for the Company on January 1, 2013 and its adoption did not impact the disclosures in the Company’s consolidated financial statements.

ITEM 3.                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2013, our cash and cash equivalents were in cash accounts or were invested in money funds.  Such accounts or investments are not insured by the federal government.

As of March 31, 2013, we had $20.0 million of fixed rate borrowings in the form of two secured promissory notes that bear interest at 9.25% outstanding under a Loan and Security Agreement we entered into in June 2012.  If a 10% change in interest rates was to have occurred on March 31, 2013, this change would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars.  However, we do conduct certain transactions in other currencies, including Euros or British Pounds.  Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations, and during the three months periods ended March 31, 2013 and 2012, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on management’s evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective, as a result of the material weakness over the administration, accounting and oversight of our 2000 Stock Incentive Plan discussed below under “Update on Management’s Annual Report on Internal Control Over Financial Reporting”, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Update on Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial and accounting officers and effected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management’s assessment, including consideration of the control deficiencies discussed below, management concluded that the company’s internal control over financial reporting was ineffective as of December 31, 2012, due to the fact that there was a material weakness in our internal control over the administration, accounting and oversight of its 2000 Stock Incentive Plan. Specifically, as initially disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013, in connection with a recent review of our equity compensation grants, we determined that we had inadvertently exceeded the annual per-person sub-limits applicable to grants of equity awards provided for by our 2000 Stock Incentive Plan.  During the three months ended March 31, 2013 and the two years ended December 31, 2012, we granted equity compensation to employees and directors relating to an aggregate of 1.4 million shares of common stock in excess of such sub-limits, which resulted in additional stock based compensation expense of $0.3 million and a liability of $1.8 million in the consolidated financial statements for the three month period ending and as of March 31, 2013. We have not exceeded the overall 3,925,000 share reserve currently provided for by the 2000 Stock Incentive Plan and approved by shareholders, whether as a result of previously-issued awards or currently outstanding awards.

Remediation Plan

Management and our Board of Directors are actively engaged in implementing a remediation plan to address the material weakness over the administration, accounting and oversight of our 2000 Stock Incentive Plan.  In November 2012, we hired a new Chief Financial Officer and in the first quarter of 2013, we hired a new Senior Vice President of Human Resources and a senior director to our finance staff which we believe will help strengthen our internal controls.  Remediation efforts we have implemented to date include modification of certain forms and processes, training of certain personnel, and pursuant to our Board’s approval, amendment to our 2000 Stock Incentive Plan to replace the three individual annual per person sub-limits with a single aggregate stock option, performance share and restricted stock sub-limit of 1,500,000 shares. We did not change the overall share reserve for the 2000 Stock Incentive Plan of 3,925,000 shares, which was approved by our shareholders in 2011. Additional remediation efforts we expect to implement include, among other things, strengthening of internal controls within certain processes, additional training of certain personnel and possible rotation of Board members to different committees and a review of each of the charters for our Board committees.

Except for the changes in internal control resulting from the implementation of our remediation plan as described above, there were no other changes in internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

We filed a motion with the Court to dismiss all of the outstanding claims, and on June 29, 2011, the Court dismissed six of Plaintiff’s claims, leaving outstanding the claims for (i) fraudulent inducement, (ii) negligent misrepresentation, and (iii) breach of contract.  We filed an answer and affirmative defenses with the Court on July 12, 2011.  Plaintiff’s claim for monetary damages with respect to these claims remains outstanding. The parties completed discovery on or about June 1, 2012.  We filed a Motion for Summary Judgment on August 1, 2012 seeking judgment in our favor on the three claims remaining in the case and the motion was fully submitted on October 9, 2012. On January 19, 2013, the Court granted our Motion for Summary Judgment and dismissed all of the outstanding claims. Plaintiff filed a Notice of Appeal on March 15, 2013.  We expect that the parties will submit briefs before the end of 2013, with a decision expected in the first half of 2014.

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

The Petitioners seek appraisal under Delaware law of their common stock holdings, representing approximately 7.77 million dissenting shares of Transave common stock (the “Transave Stock”). The Petitioners have challenged the value of the consideration that they would be entitled to receive for their Transave Stock under the terms of the merger.

Under the terms of the Merger Agreement, certain of the former stockholders of Transave (the “Transave Stockholders”) are obligated to indemnify us for certain liabilities in connection with the appraisal action. Certain indemnification and other obligations of the Transave Stockholders were secured by a holdback of 1,765,271 shares of our common stock.  In May 2012, we notified the Transave Stockholders that we are seeking indemnification from them and that we will continue to retain all 1,765,271 holdback shares as security for any indemnification payments due to us.  Discovery is ongoing and the trial is scheduled to begin September 30, 2013. We believe the allegations contained in the amended petition are without merit and we intend to continue to vigorously defend this action.  It is not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

From time to time, we are a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.  While the outcome of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will materially adversely affect our business, financial position, results of operations, or cash flows.

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

You should consider carefully the risk factors, together with all of the other information included in  our Annual Report on Form 10-K for the year ended December 31, 2012.  Each of these risk factors could adversely affect our business, results of operations and financial condition, as well as adversely affect the value of an investment in our common stock. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2013.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

None.

ITEM 6.            EXHIBITS

A list of exhibits filed herewith is included on the Exhibit Index, which immediate precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: May 7, 2013	By	/s/ Andrew T. Drechsler
Andrew T. Drechsler
Chief Financial Officer

EXHIBIT INDEX

10.1	Employment Agreement, effective as of April 1, 2013, between Insmed Incorporated and Matthew Pauls

10.2

License agreement dated April 25, 2008 between Transave, Inc. and PARI Pharma GmbH (Confidential treatment has been requested for certain portions of this exhibit.  The confidential portions of this exhibit have been omitted and filed separately with the SEC.)

10.3	Amended and Restated 2000 Stock Incentive Plan

31.1

Certification of  William H. Lewis, Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of William H. Lewis, Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.1

Certification of  Andrew T. Drechsler, Chief Financial Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.2	Certification of Andrew T. Drechsler, Chief Financial Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Label Linkbase Document

101.CAL	XBRL Taxonomy Extension Presentation Linkbase Document