Form 10-Q
period 2013-06-30
INSMED INC
filed 2013-08-06
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 39,012,357 shares of the registrant’s common stock, $0.01 par value, outstanding.

INSMED INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

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

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSMED INCORPORATED

Consolidated Balance Sheets

(in thousands, except par value, share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,588	$90,782
Certificate of deposit	2,195	2,153
Prepaid expenses and other current assets	1,783	643
Total current assets	78,566	93,578

In-process research and development	58,200	58,200
Other assets	104	117
Fixed assets, net	1,855	1,666
Total assets	$138,725	$153,561

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,865	$7,060
Accrued expenses	3,188	2,933
Accrued compensation	1,889	2,207
Accrued lease expense, current	301	295
Deferred rent	139	149
Capital lease obligations, current	69	96
Current portion of long term debt	4,650	3,007
Total current liabilities	18,101	15,747

Accrued lease expense, long-term	514	647
Capital lease obligations, long-term	32	64
Debt, long-term	14,894	16,221
Total liabilities	33,541	32,679

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 31,999,760 and 31,488,204 issued and outstanding shares at June 30, 2013 and December 31, 2012, respectively	320	315
Additional paid-in capital	462,944	455,325
Warrant to purchase common stock	—	790
Accumulated deficit	(358,080)	(335,548)
Total shareholders’ equity	105,184	120,882
Total liabilities and shareholders’ equity	$138,725	$153,561

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Other revenue	$11,500	$—	$11,500	$—

Operating expenses:
Research and development	12,225	7,745	22,559	12,484
General and administrative	7,544	2,238	11,520	4,763
Total operating expenses	19,769	9,983	34,079	17,247

Operating loss	(8,269)	(9,983)	(22,579)	(17,247)

Investment income	50	290	101	708
Interest expense	(635)	(1)	(1,277)	(3)
Gain on sale of assets, net	—	—	2	5
Loss before income taxes	(8,854)	(9,694)	(23,753)	(16,537)

Provision (benefit) for income taxes	—	2	(1,221)	4

Net loss	$(8,854)	$(9,696)	$(22,532)	$(16,541)

Basic and diluted net loss per share	$(0.28)	$(0.39)	$(0.71)	$(0.67)

Weighted average basic and diluted common shares outstanding	31,754	24,875	31,654	24,867

Net loss	$(8,854)	$(9,696)	$(22,532)	$(16,541)
Comprehensive loss:
Unrealized (loss) gain on short-term investments, net of taxes	—	(30)	—	186
Comprehensive loss	$(8,854)	$(9,726)	$(22,532)	$(16,355)

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(22,532)	$(16,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304	274
Stock based compensation expense	4,953	1,013
Gain on sale of assets, net	(2)	(5)
Amortization of debt discount and debt issuance costs	236	—
Accrual of the end of term charge on the debt	97	—
Changes in operating assets and liabilities:
Accounts receivable	—	757
Prepaid expenses and other assets	(1,186)	(263)
Accounts payable	805	864
Accrued expenses and deferred rent	1,449	1,078
Accrued lease expense	(127)	(129)
Accrued compensation	(318)	54
Net cash used in operating activities	(16,321)	(12,898)

Investing activities
Purchase of fixed assets	(493)	(95)
Proceeds from sale of asset	2	5
Sales of short-term investments	—	17,051
Net cash (used in) provided by investing activities	(491)	16,961

Financing activities
Payments on capital lease obligations	(59)	(62)
Borrowings of long-term debt, net of issuance costs	—	9,726
Proceeds from exercise of stock options	677	—
Net cash provided by financing activities	618	9,664

(Decrease) increase in cash and cash equivalents	(16,194)	13,727
Cash and cash equivalents at beginning of period	90,782	14,848

Cash and cash equivalents at end of period	$74,588	$28,575

Supplemental disclosures of cash flow information:
Cash paid for interest	$944	$3
Cash paid for taxes	$—	$4

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain on investments	$—	$186
Value of warrant exercised by converting the warrant into shares of common stock (“net issuance method”)	$790	$—
Value of warrant granted in connection with debt financing	$—	$790

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                  Description of the Business and Basis of Presentation

Description of Business - Insmed is a biopharmaceutical company focused on developing and commercializing an inhaled anti-infective to treat patients battling serious lung diseases that are often life-threatening. The Company’s lead product candidate, ARIKACE®, or liposomal amikacin for inhalation, is an inhaled antibiotic treatment that delivers a proven and potent anti-infective directly to the site of serious lung infections.

During July 2013, the Company reported top-line results from its Phase 3 registrational clinical trial of ARIKACE in cystic fibrosis (“CF”) patients who have lung infections caused by Pseudomonas aeruginosa (“Pa”) that was conducted in Europe and Canada.  In summary, once-daily ARIKACE achieved its primary endpoint of non-inferiority when compared to twice-daily “TOBI” (“tobramycin inhalation solution”) for relative change in FEV1 from baseline to the end of the study. The Company is conducting a Phase 2 clinical trial of ARIKACE in patients who have lung infections caused by non-tuberculous mycobacteria (“NTM”) in the U.S. and Canada. The Company is also conducting a two-year, open-label safety study that is enrolling eligible patients who have completed our Phase 3 registrational clinical trial in CF patients in Europe and Canada. The Company’s primary development focus is to obtain regulatory approval for ARIKACE for these two initial indications and to prepare for commercialization initially in Europe and Canada and then in the United States (“US”).  If approved, ARIKACE will be the first once-a-day inhaled antibiotic treatment option available for these CF and NTM indications. The Company’s strategy is to continue to develop ARIKACE for additional indications beyond CF patients with Pa infections and patients with NTM infections.

The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Monmouth Junction, New Jersey.

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Transave, LLC, Insmed Pharmaceuticals, Incorporated, Insmed Limited, and Celtrix Pharmaceuticals, Incorporated. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.

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

Cash and Cash Equivalents and Short-Term Investments - The Company considers cash equivalents to be highly liquid investments with maturities of three months or less from the date of purchase.  The Company invests its available cash primarily in mutual and money market funds, US treasury obligations, and bank certificates of deposit. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

Indefinite-lived intangible assets are not subject to periodic amortization. Rather, indefinite-lived intangibles are reviewed for impairment by applying a fair value based test on an annual basis or more frequently if events or circumstances indicate impairment may have occurred. Events or circumstances that may require an interim impairment assessment are consistent with those described above.  The Company performs its annual impairment test as of October 1 of each year. We are not aware of any indicators of impairment that would necessitate an impairment test as of June 30, 2013.

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

As of June 30, 2013 and December 31, 2012, the Company did not have any Level 2 or 3 financial assets or liabilities. The following table presents the Company’s Level 1 assets measured at fair value as of June 30, 2013 and December 31, 2012.

	Level 1
	As of	As of
	June 30, 2013	December 31, 2012
	(in thousands)
Cash, cash equivalents and money funds	$74,588	$90,782
Certificate of deposit	2,195	2,153

	$76,783	$92,935

The Company’s cash, cash equivalents, and money funds consist of liquid investments with a maturity of three months or less from the date of purchase. The certificate of deposit matured on July 26, 2013. We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2013 and 2012. As of June 30, 2013 and December 31, 2012, the Company held no securities that were in an unrealized loss or gain position.

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

Revenue Recognition — As disclosed in more detail in Note 7, “License and Collaborative Agreements”, Other revenue during the three months ended June 30, 2013 solely consists of an $11.5 million payment the Company received from Premacure (now Shire plc) in exchange for the Company’s right to receive future royalties under its license agreement with Premacure. The Company recorded this as Other revenue during the three months ended June 30, 2013, since all four revenue recognition criteria (see below) were met and the Company has no continuing performance obligations related to the payment received.

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

Certain awards deemed to be granted outside of the Company’s equity incentive plans, require the Company to use liability accounting.  These type of awards are classified as a liability and are remeasured at fair value at the end of each reporting period until such time they are deemed to be granted under the Company’s equity incentive plans.  Changes in fair value are included in compensation expense in the Consolidated Statements of Comprehensive Loss (see additional disclosures related to awards granted outside of the 2000 Stock Incentive Plan in Note 6, Stock-Based Compensation).

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

The Company uses a model for how it measures, presents and discloses an uncertain tax position taken or expected to be taken in a tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood to be sustained upon ultimate settlement. The Company has no uncertain tax positions as of June 30, 2013 or December 31, 2012 that qualify for either recognition or disclosure in the consolidated financial statements.

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

The following table sets forth the reconciliation of the weighted average number of shares attributable to common stockholders used to compute basic net income (loss) per share for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Net income (loss):	$(8,854)	$(9,696)	$(22,532)	$(16,541)
Denominator:
Weighted average common shares used in calculation of basic net income (loss) per share:	31,754	24,875	31,654	24,867
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock and restricted stock units	—	—	—	—
Common stock warrant	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net income (loss) per share	31,754	24,875	31,654	24,867
Net income (loss) per share:
Basic and Diluted	$(0.28)	$(0.39)	$(0.71)	$(0.67)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average common shares outstanding as of June 30, 2013 and 2012 as their effect would have been anti-dilutive.

	As of June 30,
	2013	2012
	(In thousands)

Stock options to purchase common stock	3,275	839
Warrant to purchase common stock	—	330
Restricted stock units	111	491

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

3.                                    Accrued Expenses

                                                Accrued expenses consist of the following:

	As of June 30,	As of December 31,
	2013	2012
	(in thousands)

Accrued clinical trial expenses	$2,767	$1,460
Liability for stock-based compensation awards	—	1,204
Accrued professional fees	267	185
Accrued interest payable	154	80
Other accrued expenses	—	4
	$3,188	$2,933

4.                                     Debt

On June 29, 2012, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement that allowed the Company to borrow up $20.0 million in $10.0 million increments (“Loan Agreement”). The Company borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (“Note A” and “Note B” and collectively, the “Notes”) on June 29, 2012 and December 27, 2012, respectively. Notes A and B bear interest at 9.25%.  Note A was originally scheduled to be repaid over a 42-month period with the first twelve monthly payments representing interest only followed by thirty monthly equal payments of principal and interest. Note B was originally scheduled to be repaid over a 36-month period with the first six monthly payments representing interest only followed by thirty monthly equal payments of principal and interest.  The Loan Agreement provided that in certain circumstances the Company could delay the first principal payment by five months.  In July 2013, subsequent to the completion of certain ARIKACE-related development milestones, the Company elected to extend the interest only period under the Notes from July 31, 2013 to December 31, 2013 and delay the first monthly principal repayments for Notes A and B from August 1, 2013 to January 1, 2014. The election did not change the maturity date for Notes A and B, which is January 1, 2016. The “Current portion of long-term debt” and “Debt, long-term” balances included in the consolidated Balance Sheet as of June 30, 2013 and the future principal repayments summarized in the table below reflect this extension of the interest-only period.

In connection with entering into the Loan Agreement, the Company granted the lender a first position lien on all of the Company’s assets, excluding intellectual property. Prepayment of the loans made pursuant to the Loan Agreement is subject to a prepayment penalty. The Company will be required to pay an “end of term” charge of approximately $0.4 million upon termination of the Loan Agreement, which is being charged to interest expense (and accreted to the debt) using the effective interest method over the term of the Notes. Debt issuance costs paid to the lender were recorded as a discount on the debt and are being amortized to interest expense using the effective interest method over the life of the Loan Agreement. Debt issuance costs paid to third parties were capitalized and are being amortized to interest expense using the effective interest method over the term of the Notes.

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

The following table presents the components of the Company’s debt balance as of June 30, 2013.

June 30, 2013
(in thousands)
Debt:
Notes payable	$20,000
Add:
Accreted end of term charge	141
Less:
Unamortized debt issuance fees paid to lender	(144)
Unamortized discount from warrant	(453)
Current portion of long-term debt	(4,650)
Long-term debt	$14,894

Future principal repayments of the Notes are as follows (in thousands):

Year Ending December 31:
2014	9,519
2015	10,451
2016	30
Total	$20,000

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place.  We believe the estimated fair value at June 30, 2013 approximates the gross carrying amount.

5.                                    Shareholders’ Equity

Common Stock — As of June 30, 2013, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 and 31,999,760 shares of common stock issued and outstanding. Of the shares outstanding as of June 30, 2013, 1,765,271 shares represent holdback shares held by the Company as security for potential indemnification payments, as described in the Agreement and Plan of Merger with Transave, Inc. (the “Merger Agreement”), filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (see Footnote 9, Commitments and Contingencies, Legal Proceedings, Pilkiewicz v. Transave LLC for additional information regarding these holdback shares). In addition, as of June 30, 2013, the Company has reserved 3,275,156 shares of common stock for issuance upon the exercise of outstanding common stock options and 110,579 shares for issuance upon the vesting of restricted stock units.

Warrant - In conjunction with entering into the Loan Agreement (See Note 4 — Debt),  the Company granted a warrant to the lender to purchase 329,932 shares of the Company’s common stock at an exercise price of $2.94 per share. The fair value of the warrant of $0.8 million was calculated using the Black-Scholes warrant-pricing methodology at the date of issuance and is recorded as equity and as a discount to the debt and is being amortized to interest expense over the term of the promissory notes using the effective interest method. On April 30, 2013, the lender exercised the warrant in full via the “net issuance” method specified in the warrant agreement.  In accordance with such provisions, the Company issued and delivered 223,431 shares of common shares to the lender on May 1, 2013.  As a result of the exercise, the warrant is no longer outstanding and there are no additional shares issuable under this instrument.

6.                                    Stock Based Compensation

The Company has three equity compensation plans; the 2013 Incentive Plan, which was approved by shareholders at the Company’s Annual Meeting of Shareholders on May 23, 2013,  the Amended and Restated 2000 Stock Incentive Plan, as amended (the “2000 Stock Incentive Plan”) and the Amended and Restated 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”). Both the 2000 Stock Incentive Plan and the Stock Purchase Plan were adopted by the Company’s Board of Directors in 2000. Upon the approval of the 2013 Incentive Plan, no additional awards will be issued under the 2000 Stock Incentive Plan and the shares remaining for future grant under the 2000 Stock Incentive Plan were transferred to the 2013 Incentive Plan.

Under the terms of the 2013 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on our common stock, including stock options (both incentive stock options and non-qualified stock options), performance shares and other stock awards, as well as the payment of incentive bonuses to all employees and non-employee directors. The 2013 Incentive Plan provides for a single aggregate per person annual sub-limit of 1,500,000 stock options, performance shares (including RSUs) and shares of restricted stock.  The 2013 Incentive Plan provides for the issuance of a maximum of 3,053,833 shares of common stock, which consists of 3,000,000 shares that were approved by shareholders as part of their approval of the 2013 Incentive Plan at the Annual Meeting of Shareholders on May 23, 2013, and 53,833 remaining shares that were transferred to the 2013 Incentive Plan from the 2000 Stock Incentive Plan. Shares subject to outstanding awards under the 2000 Stock Incentive Plan that are cancelled, expired, forfeited or otherwise not issued will also be added to the number of shares available under the 2013 Incentive Plan. As of June 30, 2013, 2,693,816 shares of the Company’s common stock were reserved for future grants (or issuances) of restricted stock, restricted stock units, stock options, and stock warrants under the 2013 Incentive Plan. The 2013 Incentive Plan will terminate on April 16, 2023 unless it is extended or terminated earlier pursuant to its terms.

Under the terms of the 2000 Stock Incentive Plan, the Company was authorized to grant a variety of incentive awards based on our common stock, including stock options, (both incentive stock options and non-qualified stock options), performance shares, and other stock awards to all employees and non-employee directors. On March 15, 2013, the Company’s Board of Directors amended the 2000 Stock Incentive Plan to provide for a single aggregate per person annual sub-limit for the issuance of a maximum of 1,500,000 stock options, performance shares (including RSUs) and shares of restricted stock.  The 2000 Stock Incentive Plan ceased to be available for additional grants once the Company’s shareholders approved the 2013 Incentive Plan on May 23, 2013.

Under the terms of the Stock Purchase Plan, eligible employees may, from time-to-time, have the opportunity to purchase our common stock at a discount. An option gives its holder the right to purchase shares of our common stock, up to a maximum value of $25,000 per year. The Stock Purchase Plan provides for the issuance of a maximum of 150,000 shares of our common stock to participating employees. Since the Company’s merger with Transave, Inc. in 2010, the Company has not offered employees the right to purchase common stock under the Stock Purchase Plan. As of June 30, 2013, 150,000 shares of the Company’s common stock were reserved for future issuances of common stock under the Stock Purchase Plan.

During the first quarter of 2013, the Company completed a review of equity compensation awards made under its 2000 Stock Incentive Plan and determined that it had inadvertently exceeded the annual per-person sub-limits involving certain awards previously made to certain of its current and past officers and directors (the “excess awards”). The aggregate amount of common stock represented by these excess awards, which consisted of RSUs and stock options, was approximately 1.4 million shares. These awards were deemed to be granted outside of the 2000 Stock Incentive Plan and as such the Company applied liability accounting to these awards and recorded a liability that was included in accrued expenses as of March 31, 2013 and December 31, 2012. On May 23, 2013 (the date of the Company’s 2013 Annual Meeting of Stockholders,), shareholders approved the grants associated with the excess awards, which as of this date, allowed the excess awards to be deemed granted under the 2000 Stock Incentive Plan. As a result, the excess awards were remeasured at fair value on May 23, 2013 and the liability was reclassified to Additional paid-in capital. The unrecognized fair value calculated for the excess awards as of May 23, 2013 will be recognized as compensation expense ratably over the remaining requisite service period.

In connection with the appointment of the Company’s Chief Commercial Officer on April 1, 2013, the Company made inducement grants of stock options totaling 300,000 shares of the Company’s common stock.

Stock Options - The Company calculates the fair value of stock options granted using the Black-Scholes valuation model. The Company calculates the fair value of stock options deemed to be granted outside of the 2000 Stock Incentive Plan using liability accounting.  These awards are classified as a liability and remeasured at fair value at the end of each reporting period using the Black-Scholes valuation model and changes in fair value are included in compensation expense in the Consolidated Statements of Comprehensive Loss (see additional disclosures related to stock options granted outside the 2000 Stock Incentive Plan at the end of this Note). The liability was reclassified to Additional paid-in capital when the associated award(s) was deemed to be granted under a shareholder approved incentive plan.  As of June 30, 2013, no outstanding stock options are deemed to be granted outside of the Company’s incentive plans.

The following table summarizes the grant date fair value and assumptions used in determining the fair value of stock options granted under the 2013 Incentive Plan and the 2000 Stock Incentive Plan, as well grants of inducement shares during the three and six months ended June 30, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Volatility	90.2%-96.0%	104.0%-107.1%	90.2%-96.0%	104.0%-107.1%
Risk-free interest rate	0.65%-1.13%	0.68%-0.99%	0.65%-1.13%	0.68%-0.99%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term (in years)	6.25	6.25	6.25	6.25
Weighted-average fair value of stock options granted	$8.10	$3.29	$7.14	$3.29

For the three and six months ended June 30, 2013, the volatility factor was based on the Company’s historical volatility since the closing of the merger with Transave on December 1, 2010.  The expected life was determined using the simplified method as described in ASC Topic 718, “Accounting for Stock Compensation”, which is the midpoint between the vesting date and the end of the contractual term.  The risk-free interest rate is based on the US Treasury yield in effect at the date of grant.  Forfeitures are based on actual percentage of option forfeitures since the closing of the merger on December 1, 2010, and are the basis for future forfeiture expectations.

The following table summarizes stock option activity for stock options granted under the 2013 Incentive Plan and the 2000 Stock Incentive Plan, as well as grants of inducement shares during the six months ended June 30, 2013 as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Options outstanding at December 31, 2012	1,817,839	$4.10
Granted	1,617,100	9.37
Exercised	(147,533)	4.59
Forfeited and expired	(12,250)	12.80
Options outstanding at June 30, 2013	3,275,156	6.65	8.88	$6,169,988
Vested and expected to vest at June 30, 2013	3,036,701	6.62	8.83	5,796,685
Exercisable at June 30, 2013	335,412	4.08	3.63	1,147,956

The following table summarizes the stock-based compensation recorded in the Consolidated Statements of Comprehensive Loss related to stock options during the three and six months ended June 30, 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013		2012	2013		2012
	(in millions)

Research and development expenses	$0.4		$0.1	$0.5		$0.1
General and administrative expenses	2.5		0.1	3.1		0.2

Total	$2.9	(1)	$0.2	$3.6	(2)	$0.3

(1) - Included in the $2.9 million is $2.0 million of expense that resulted from the remeasurement of certain stock options that occurred during the three months ended June 30, 2013.

(2) - Included in the $3.6 million is $2.3 million of expense that resulted from the remeasurement of certain stock options that occurred during the six months ended June 30, 2013.

As of June 30, 2013, there was $21.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.96 years. The following table summarizes by range of exercise prices the number of stock options outstanding and exercisable as of June 30, 2013:

Outstanding as of June 30, 2013					Exercisable as of June 30, 2013
Range of Exercise Prices		Number of Options	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Excersise Price	Number of Options	Weighted Average Excersise Price
$3.03	$3.03	414,772	6.61	$3.03	214,186	$3.03
$3.14	$3.29	21,400	8.94	$3.24	3,226	$3.29
$3.40	$3.40	708,314	9.20	$3.40	—	$—
$3.48	$6.00	360,070	6.83	$5.10	107,500	$5.87
$6.34	$6.70	205,250	9.18	$6.64	5,250	$6.50
$6.90	$6.90	385,750	9.72	$6.90	—	$—
$6.96	$7.44	109,500	9.52	$6.99	—	$—
$7.45	$7.45	375,000	9.75	$7.45	—	$—
$8.30	$8.77	17,250	7.11	$8.63	5,250	$8.30
$12.44	$13.08	677,850	9.90	$12.50	—	$—

Restricted Stock and Restricted Stock Units — The Company grants Restricted Stock Units (“RSUs”) to its directors and to eligible employees, including executives. Each RSU represents a right to receive one share of the Company’s common stock upon the completion of a specific period of continued service or achievement of a certain milestone. RSU awards granted under the Company’s 2000 Stock Incentive Plan are generally valued at the market price of the Company’s common stock on the date of grant.  The Company recognizes compensation expense for the fair values of these RSUs on a straight-line basis over the requisite service period of these awards, which is generally one to three years. In prior years certain RSUs were granted in excess of certain plan sub-limits.  Such awards were considered to be granted outside the 2000 Stock Incentive Plan.  The Company used liability accounting and remeasured these excess awards at fair value at the end of each reporting period, and changes in fair value were included in compensation expense in the Consolidated Statements of Comprehensive Loss. As of June 30, 2013, no outstanding RSUs are deemed to be granted outside of the Company’s incentive plans.

The following table summarizes the RSU activity for awards granted under the 2000 Stock Incentive Plan during the six months ended June 30, 2013:

		Weighted
	Number of	Average
	RSUs	Grant Price
Outstanding as of December 31, 2012	215,525	$6.26
Granted	53,730	$6.67
Released	(142,843)	$6.51
Forfeited	(15,833)	$6.51
Outstanding as of June 30, 2013	110,579	$6.12
Expected to Vest as of June 30, 2013	107,517	$6.12

The following table summarizes the stock-based compensation recorded in the Consolidated Statements of Comprehensive Loss related to RSUs during the three and six months ended June 30, 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013		2012	2013		2012
	(in millions)

Research and development expenses	$0.6		$0.1	$0.8		$0.2
General and administrative expenses	0.5		0.3	0.6		0.5

Total	$1.1	(1)	$0.4	$1.4	(2)	$0.7

(1) - Included in the $1.1 million is $0.9 million of expense that resulted from the remeasurement of certain RSUs that occurred during the three months ended June 30, 2013.

(2) - Included in the $1.4 million is $0.9 million of expense that resulted from the remeasurement of certain RSUs that occurred during the six months ended June 30, 2013.

As of June 30, 2013, there was $0.6 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.6 years.

7.                                  License and Collaborative Agreements

Premacure (now Shire plc) - In May, 2012, the Company entered into an agreement with Premacure Holdings AB and Premacure AB of Sweden (collectively, “Premacure”) pursuant to which the Company granted to Premacure an exclusive, worldwide license to develop, manufacture and commercialize IGF-1, with its natural binding protein, IGFBP-3,  for the prevention and treatment of complications of preterm birth in exchange for royalty payments on commercial sales of IGF-1 (the “Premacure License Agreement”).  In March 2013, we amended the Premacure License Agreement to provide Premacure with the option, exercisable by Premacure any time prior to April 30, 2013, to pay us $11.5 million (the “Buyout Amount”) and assume any of our royalty obligations to other parties in exchange for a fully paid license. On April 29, 2013, Premacure exercised this option and paid the Company $11.5 million in exchange for a fully paid license. The Company recorded this payment as Other revenue during the three months ended June 30, 2013.  The Company is not entitled to any additional future royalties from Premacure, and Premacure has assumed the Company’s royalty obligations to other parties under the Premacure License Agreement.

8.                                  Income Taxes

The provision (benefit) for income taxes was $0 during the three months ended June 30, 2013 and 2012, and ($1.2 million) and $0 during the six months ended June 30, 2013 and 2012, respectively. The Company’s effective tax rate was 0% during the three months ended June 30, 2013 and 2012, and (5.1%) and 0% for the six months ended June 30, 2013 and 2012, respectively. The benefit for income taxes recorded and the effective tax rate for the six months ended June 30, 2013 solely reflect the reversal of a valuation allowance previously recorded against the Company’s New Jersey State net operating losses (“NOL”) that resulted from the Company’s sale of

$27.0 million of its New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $1.2 million, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash. The remaining net deferred tax asset as of March 31, 2013 remains fully offset by a valuation allowance due to the Company’s history of losses.

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

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has not recorded such expenses.  As of June 30, 2013, the Company did not record any reserves for unrecognized income tax benefits, nor did it record any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.

Utilization of the Company’s NOL and general business tax credit carryforwards may be subject to a substantial limitation under Section 382 of the Internal Revenue Code of 1986 due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and general business tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, it has raised capital through the issuance of common stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, and it issued a substantial amount of shares of common stock as part of its merger with Transave, Inc. in December 2010. Due to the significant complexity and cost associated with a change in control study, and because there could be additional changes in control in the future, the Company has not yet formally assessed whether there has been one or more changes in control since the Company’s formation. If the Company experienced a change of control at any time since Company formation, utilization of its NOL or general business tax credit carryforwards would be subject to the limitation rules under Section 382. Any limitation may result in expiration of a portion of the NOL or general business tax credit carryforwards before utilization which would reduce the Company’s gross deferred tax assets.

9.                                  Commitments and Contingencies

Commitments

The Company has two operating leases for office and laboratory space located in Monmouth Junction, NJ through December 31, 2014.  Future minimum rental payments under these two leases total approximately $1.1 million. We continue to lease office space in Richmond, VA, where the Company’s corporate headquarters were previously located through October 2016. Future minimum rental payments under this lease total approximately $1.6 million.  During 2011, we recorded a net present value charge of $1.2 million in general and administrative expenses associated with vacating the Richmond facility. The remaining accrual for this charge was $0.8 million as of June 30, 2013.

Rent expense charged to operations was $0.2 million for each of the three month periods ended June 30, 2013 and 2012. Future minimum rental payments required under the Company’s operating leases are as follows (in thousands).

Year Ending December 31:
2013	$594
2014	1,201
2015	498
2016	425
Total	$2,718

Legal Proceedings

Cacchillo v. Insmed

On October 6, 2010, a complaint was filed against the Company by Angeline Cacchillo (“Plaintiff”) in the U.S. District Court for the Northern District of New York (the “Court”), captioned Cacchillo v. Insmed, Inc., No. 1:10-cv-0199, seeking monetary damages and a court order requiring Insmed to support Plaintiff’s compassionate use application to the FDA and if approved, to provide Plaintiff with IPLEX.  Plaintiff was a participant in the Phase 2 clinical trial of IPLEX sponsored by us evaluating the effectiveness of the investigational drug in patients with type 1 myotonic muscular dystrophy (“MMD”).  In the complaint, Plaintiff alleged (i) violation of constitutional due process and equal protection by depriving Plaintiff of continued access to IPLEX, (ii) fraudulent inducement to enter the Phase 2 clinical trial with the false promise to support Plaintiff’s compassionate use application to the FDA, (iii) negligent representation that the Company would support Plaintiff’s compassionate use application, (iv) breach of contract, seeking monetary and non-monetary damages, (v) intentional infliction of emotional distress by refusing to support Plaintiff’s compassionate use application after providing IPLEX, (vi) violation of an assumed duty of care to Plaintiff, (vii) breach of fiduciary duty to Plaintiff, (viii) negligence and (ix) unjust enrichment.  Plaintiff sought compensatory and punitive monetary damages and injunction relief as noted above.

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

We filed a motion with the Court to dismiss all of the outstanding claims, and on June 29, 2011, the Court dismissed six of Plaintiff’s claims, leaving outstanding the claims for (i) fraudulent inducement, (ii) negligent misrepresentation, and (iii) breach of contract.  The Company filed an answer and affirmative defenses with the Court on July 12, 2011, and the parties completed discovery on or about June 1, 2012.  The Company filed a Motion for Summary Judgment on August 1, 2012 seeking judgment in our favor on the three claims remaining in the case. On January 19, 2013, the Court granted the Company’s Motion for Summary Judgment and dismissed all of the outstanding claims. Plaintiff appealed the Court’s decision to the U.S. Court of Appeals for the Second Circuit.  The Company anticipates a decision in the first half of 2014.

Pilkiewicz v. Transave LLC

On March 28, 2011, Frank G. Pilkiewicz and other former stockholders of Transave, Inc. (collectively, the “Petitioners”) filed an appraisal action against the Company’s subsidiary Transave, LLC in the Delaware Court of Chancery captioned Frank G. Pilkiewicz, et al. v. Transave, LLC , C.A. No. 6319-CS. On December 13, 2011, following the mailing of the revised notice of appraisal rights in accordance with the settlement terms of Mackinson et al. v. Insmed, the Petitioners filed an Amended Petition for Appraisal of Stock.

The Petitioners seek appraisal under Delaware law of their total combined common stock holdings representing total dissenting shares of approximately 7.77 million shares of Transave, Inc. common stock (the “Transave Stock”). The Petitioners are challenging the value of the consideration that they would be entitled to receive for their Transave Stock under the terms of the merger.

Under the terms of the Merger Agreement, certain of the former stockholders of Transave, Inc. (the “Transave Stockholders”) are obligated to indemnify the Company for certain liabilities in connection with the appraisal action. The Company notified the Transave Stockholders in May 2012 that the Company is seeking indemnification in accordance with the Merger Agreement and that it will continue to retain the aggregate amount of the holdback shares totaling 1,765,271 shares, as security for any indemnification payments due under the Merger Agreement.  Discovery is nearly completed and the trial is scheduled to begin in December 2013. The Company believes that the allegations contained in the amended petition are without merit, and we intend to continue to vigorously defend this action.  It is not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

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

10.                           Subsequent Events

Extension of Interest-Only Period - As disclosed in more detail in Note 4. “Debt”, during July 2013, subsequent to the completion of certain ARIKACE-related development milestones, the Company elected to extend the interest only period on its outstanding Notes from July 31, 2013 to December 31, 2013. As a result, the related monthly principal repayments for Notes A and B will now begin on January 1, 2014, instead of August 1, 2013. The election did not change the maturity dates for Notes A and B, which is January 1, 2016. The “Current portion of long-term debt” and “Debt, long-term” balances included in the consolidated Balance Sheet as of June 30, 2013 and the future principal repayments included in Note 4 “Debt” reflect this extension of the interest-only period.

Common Stock Offering - On July 22, 2013, the Company completed an underwritten public offering of 6,900,000 shares of the Company’s common stock, which includes the underwriter’s exercise in full of its over-allotment option of 900,000 shares, at a price to the public of $10.40 per share. The Company’s net proceeds from the sale of the shares, after deducting the underwriter’s discount and estimated offering expenses, is expected to be approximately $67.0 million.

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

Forward-looking statements include, but are not limited to: failure or delay of European, Canadian, U.S. Food and Drug Administration and other regulatory reviews and approvals, competitive developments affecting the Company’s product candidates, delays in product development or clinical trials or other studies, patent disputes and other intellectual property developments relating to the Company’s product candidates, unexpected regulatory actions, delays or requests, the failure of clinical trials or other studies or results of clinical trials or other studies that do not meet expectations, the fact that subsequent analyses of clinical trial or study data may lead to different (including less favorable) interpretations of trial or study results or may identify important implications of a trial or study that are not reflected in Company’s prior disclosures, and the fact that trial or study results or subsequent analyses may be subject to differing interpretations by regulatory agencies, the inability to successfully develop the Company’s product candidates or receive necessary regulatory approvals, inability to make product candidates commercially successful, changes in anticipated expenses, changes in the Company’s financing requirements or ability raise additional capital; our ability to complete development of, receive regulatory approval for, and successfully commercialize ARIKACE®; our estimates of expenses and future revenues and profitability; our plans to develop and market new products and the timing of these development programs; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract third parties with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate license agreements and other third party efforts, including those relating to the development and commercialization of our product candidates; the degree of protection afforded to us by our intellectual portfolio; the safety and efficacy of our product candidates; sources of revenues and anticipated revenues, including contributions from license agreements and other third party efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the availability of adequate supply and manufacturing capacity and quality for our product candidates.

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

OVERVIEW

Insmed is a biopharmaceutical company focused on developing and commercializing an inhaled anti-infective to treat patients battling serious lung diseases that are often life-threatening. Our lead product candidate, ARIKACE® or liposomal amikacin for inhalation, is an inhaled antibiotic treatment that delivers a proven and potent anti-infective directly to the site of serious lung infections.

Recent Developments and ARIKACE Clinical Summary

In July 2013, Christine Pellizzari was appointed as our General Counsel and Corporate Secretary.  In addition, our Board of Directors determined that Donald J. Hayden, our Chairman since December 2010, was independent and that the designation of Dr. Randall Whitcomb, a director since 2001, as lead independent director was no longer necessary.

In July 2013, we completed an underwritten public offering of 6,900,000 shares of our common stock, which includes the underwriter’s exercise in full of its over-allotment option of 900,000 shares, at a price to the public of $10.40 per share. The net proceeds from the sale of the shares, after deducting the underwriter’s discount and estimated offering expenses, is expected to be approximately $67.0 million.

In July 2013, we announced top-line results from our Phase 3 registrational clinical trial of ARIKACE in cystic fibrosis (“CF”) patients who have lung infections caused by Pseudomonas aeruginosa (“Pa”) that was conducted in Europe and Canada. In summary, once-daily ARIKACE achieved its primary endpoint of non-inferiority when compared to twice-daily “TOBI” (“tobramycin inhalation solution”) for relative change in FEV1 from baseline to the end of the study.

We are conducting a Phase 2 clinical trial in patients who have lung infections caused by non-tuberculous mycobacteria (“NTM”) in the U.S and Canada. We are also conducting a two-year, open-label safety study that is enrolling eligible patients who have completed our Phase 3 registrational clinical trial in CF patients in Europe and Canada. Our primary development focus is to obtain regulatory approval for ARIKACE for these two initial indications and to prepare for commercialization initially in Europe and Canada and then in the United States (“US”).  If approved, ARIKACE will be the first once-a-day inhaled antibiotic treatment option available for these CF and NTM indications.  Our strategy is to continue to develop ARIKACE for additional indications beyond CF patients with Pa infections and patients with NTM lung infections. The following table summarizes the current status of ARIKACE development.

Product Candidate/Target Indications	Status	Next Expected Milestone(s)

ARIKACE Pa lung infections in CF patients

•                  Reported top-line results from a Phase 3 registrational clinical trial that was conducted in Europe and Canada.

•                  Conducting a two-year, open-label safety study that is enrolling patients from the recently completed Phase 3 registrational clinical trial in Europe and Canada, and is expected to be completed in mid-2015.

•                  Granted orphan drug designation in Europe and the US.

•                  We expect to report additional results from our Phase 3 registrational clinical trial during the second half of 2013. We expect to submit regulatory filings with the European Medicines Agency (“EMA”) and Health Canada during the first half of 2014.

•                  We plan to evaluate our plans for CF in the US after reviewing the results from our Phase 3 clinical trial in Europe and Canada and after reviewing the results from our Phase 2 clinical trial in NTM.

•                  If approved, we plan to commercialize ARIKACE ourselves in Europe and in Canada and it would be the only once-a-day treatment for Pa lung infections in CF patients.

ARIKACE Non-tuberculous mycobacteria (NTM) lung infections

•                  Conducting a Phase 2 clinical trial in the US and Canada that began enrolling patients in June 2012.

•                  Granted Qualified Infectious Disease Product (“QIDP”) designation by the U.S. Food and Drug Administration (“FDA”) in June 2013.

•                  Granted Fast Track designation by the FDA in June 2013.

•                  Granted orphan drug designation in the US.

•                  We expect to initiate a compassionate use study during the second half of 2013.

•                  We expect to report top-line clinical results from our Phase 2 clinical trial and related regulatory pathway dialogue with the FDA by the end of the first quarter of 2014.

•                  If approved, ARIKACE would be the first approved inhaled antibiotic treatment for NTM lung infections.

•                  If approved, we plan to commercialize ARIKACE ourselves initially in the U.S. and eventually in Europe and in Canada.

ARIKACE Pa and other susceptible organisms causing lung infections in non-CF bronchiectasis patients	• Phase 2 clinical trial in the US completed. • Granted orphan drug designation in the US.	• We expect to evaluate development and commercialization strategies when we complete our Phase 2 clinical trial in patients with NTM infections.

ARIKACE is considered a new molecular entity (NME) by the FDA primarily due to its proprietary liposomal technology. The key active ingredient, amikacin, is an FDA-approved antibiotic with proven efficacy in the treatment of a broad range of gram-negative infections, including Pa and NTM. ARIKACE is in the aminoglycoside class of antibiotics.

ARIKACE is differentiated from other inhaled antibiotics used to treat serious lung infections by our proprietary advanced liposomal technology, which is designed specifically to enhance the delivery profile, safety and efficacy of pharmaceuticals delivered to the lung via inhalation. We believe ARIKACE provides potential improvements over existing treatments for these indications. In our Phase 3 study in CF patients with Pa lung infections, ARIKACE, administered once-daily demonstrated improvements in patient lung function that were comparable to TOBI (“tobramycin inhalation solution”), administered twice-daily and that remained above baseline at the end of the study.

If approved for CF patients with Pa lung infections, we expect ARIKACE would be the first inhaled antibiotic to be approved for once-daily administration in this indication. If approved for NTM patients, we expect ARIKACE would be the first and only approved treatment for NTM lung infections. ARIKACE has been granted orphan drug designation for CF patients who have Pa lung infections in both the European Union (“EU”) and the US, and for NTM patients in the US. We plan to file for orphan drug designation for NTM lung infections in Europe during the second half of 2013. On June 28, 2013, ARIKACE was granted QIDP designation and Fast Track designation by the FDA for the “treatment of Non-Tuberculous Mycobacterial lung infections.”

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

Lead Product Candidate - ARIKACE

Our lead product candidate, ARIKACE or liposomal amikacin for inhalation, is a once-a-day inhaled antibiotic treatment engineered to deliver a proven and potent anti-infective directly to the site of serious lung infections. There are two key components of ARIKACE: the liposomal formulation of the drug and the nebulizer device through which ARIKACE is inhaled through the mouth and into the lung. The nebulizer technology is owned by PARI Pharma GmbH (“PARI”), but through our licensing agreement with PARI, we have exclusive access to this technology, which is specifically developed for the delivery of our liposomal encapsulation of amikacin. Our proprietary liposomal technology and nebulizer are designed specifically for delivery of pharmaceuticals to the lung and provides for potential improvements to existing treatments.  We believe that ARIKACE has potential usage for at least two orphan patient populations with high unmet need: CF patients who have Pa lung infections and patients who have NTM lung infections.  We estimate the combined global market potential for these two orphan indications to be approximately $1 billion.

ARIKACE has the potential to be differentiated from other marketed drugs for the treatment of chronic lung infections by improving efficacy, safety and patient convenience. We believe efficacy may be improved for the treatment of certain lung infections due to the ability of ARIKACE to deliver high, sustained levels of amikacin directly to the lung and to the specific site of the underlying infection.  In addition, the inhalation delivery of

ARIKACE may reduce the potential for adverse events such as ototoxicity (hearing loss, ringing in the ears and/or loss of balance) and nephrotoxicity (toxicity to the kidneys), as compared with intravenous (IV) administration of amikacin.  If approved, we expect that ARIKACE will be administered once daily for approximately 13 minutes via inhalation using the eFlow® Nebulizer System, which has been optimized specifically for ARIKACE by PARI. We believe that this nebulizer system will reduce treatment time or dosing frequency, as compared with the currently marketed inhaled antibiotics, which require dosing two to three times daily with treatment times ranging from approximately 10 to 40 minutes per day.  By easing the patient’s treatment burden we believe that ARIKACE can potentially improve patient compliance, which we believe may in turn lead to a reduction in the development of antibiotic resistance and, ultimately, lead to clinical benefit.

We believe that ARIKACE may provide: (1) improved efficacy resulting from sustained deposition of drug in the lung and improved ability to reach the site of infection (for CF Pa infections, this means penetration of biofilm and facilitated drug release by factors that are secreted by the bacteria, and for NTM, this means enhanced uptake into macrophages, where NTM often grows); (2) decreased adverse events and improved tolerability as compared with amikacin delivered intravenously; and (3) reduced dosing frequency or treatment time as compared to existing products.

ARIKACE for CF Patients with Pseudomonas aeruginosa (“Pa”) Lung Infections

Disease

CF is an inherited chronic disease that affects the lungs and digestive system and is often diagnosed before the age of two.  CF occurs primarily in individuals of central and western European origin.  CF affects roughly 70,000 children and adults worldwide, including 30,000 children and adults in the US (Cystic Fibrosis Foundation Patient Registry, 2011) and 35,000 patients in Europe (Hoiby, BMC Medicine, 2011, 9:32). There is no cure for CF.

Despite extensive treatment with multiple antibiotics, improved nutrition, and other treatments, the life expectancy of a CF patient is only about 37 years (Cystic Fibrosis Foundation Patient Registry, 2011).  Median predicted age of survival is calculated using life table analysis (as calculated by actuaries) given the ages of the patients in the registry and the distribution of deaths. Using this calculation, half of the people in the patient registry are expected to live beyond the median predicted survival age, and half are expected to live less than the median predicted survival age.

Among other issues, in CF patients a defective gene and its protein product cause the body to produce unusually thick, sticky mucus that clogs the lungs.  This creates an ideal environment for various pathogens, such as Pa, to colonize and lead to chronic infection of the lung, inflammation and progressive loss of lung function. In fact, chronic bronchial infections with Pa are a major cause of morbidity and mortality among patients with CF. Once a CF patient acquires a Pa infection, it is difficult to eradicate. The current, best available treatment is chronic administration of antibiotics to suppress the bacteria, reduce inflammation and preserve lung function for as long as possible.  The rate of infection with Pa in CF patients increases with age.  It is estimated that 70% of adult CF patients have chronic infection due to Pa (CFF Patient Registry, 2011).  A study reported in the Journal of Cystic Fibrosis (Liou, 2010) found that deterioration in lung function of CF patients is the main cause of death and that, despite best efforts, lung function declines by 1% to 3% annually.

Current Clinical Program

We recently completed a registrational Phase 3 clinical trial of ARIKACE for CF patients with Pa lung infections in Europe and Canada. The Phase 3 trial was a randomized, open label, multi-center study designed to access the comparative safety and efficacy of once-daily ARIKACE for approximately 13 minutes via the eFlow Nebulizer System and twice-daily TOBI (tobramycin inhalation solution) for approximately 15 minutes per treatment via the PARI LC Plus Nebulizer System for a daily total of approximately 30 minutes per day in CF patients with Pa.  A total of 302 adult and pediatric CF patients with chronic Pa were randomized to receive 28-days of ARIKACE treatment or TOBI delivered twice-daily via the PARI LC Plus® Nebulizer System over a 24-week treatment period. The primary endpoint of the study was relative change in forced expiratory volume in one second (“FEV1”) measured after three treatment cycles, with each cycle consisting of 28 days “on” treatment and 28 days “off” treatment.  The study was designed to demonstrate non-inferiority to TOBI at a 5% non-inferiority margin with 80% power agreed upon by us and the European Medicines Agency (EMA). Secondary endpoints measured were relative changes in FEV1 at other time points, time to and number of pulmonary exacerbations, time to antibiotic rescue treatment, change in density of Pa in sputum, respiratory hospitalizations and changes in Patient Reported Outcomes assessing Quality of Life. Top-line results from this study indicated:

•                  ARIKACE achieved its primary endpoint of non-inferiority to TOBI for relative change in FEV1 from baseline to the end of the study;

•                  Overall, secondary endpoints, as summarized above, showed comparability of once-daily ARIKACE compared with twice-daily TOBI; and

•                  The safety profile of ARIKACE was comparable to TOBI during all three treatment cycles, with adverse events consistent with those seen in similar studies and expected in a population of CF patients receiving inhaled antibiotics. There was no difference between arms in the reporting of serious adverse events and there were no unexpected adverse events.

We are conducting a two-year, open label safety study that is enrolling eligible patients that completed our registrational Phase 3 clinical study of ARIKACE for CF patients with Pa lung infections in Europe and Canada.  Approximately 75% of the eligible patients from the registrational Phase 3 clinical study have consented to participate in the safety study. The patients in this study will receive ARIKACE for up to a two year period, using the same cycles of a 28 day on-treatment period and a 28 day off-treatment period. We expect to use interim data from this study as part of our regulatory filings with the EMA and Health Canada, which we expect to submit during the first half of 2014, and we expect to complete this study in mid-2015.

ARIKACE has been granted orphan drug status in the US and Europe for the treatment of Pa lung infections.

Strategy for Commercialization

We currently plan to retain marketing rights for ARIKACE in certain countries in Europe, and in Canada and the US. We believe ARIKACE will require a limited commercial infrastructure in these regions because of the small focused nature of the potential physician prescribing population for CF patients.  We may license ARIKACE for certain indications in certain countries in Europe, as well as outside of Europe, and in Canada and the US.  In 2013, we commenced preparations for the potential commercialization of ARIKACE in Europe and Canada, including hiring Matt Pauls, our chief commercial officer. We plan to fill several other new positions to support our sales and marketing efforts.

ARIKACE for Patients with NTM Lung Infections

Disease

Non-tuberculous mycobacteria, or NTM, are organisms common in soil and water that have been associated with lung disease in select patient groups. NTM have characteristics that are similar to tuberculosis, or TB, but NTM are not contagious.  Many people have NTM in their bodies, but NTM do not normally lead to an infection, perhaps because the body’s immune system successfully overcomes the threat of infection.  It is not completely understood why certain individuals are susceptible to NTM infections. However, the patients who become infected with NTM often are immune-compromised or have structural damage in their lungs at the time of the infection.

NTM are organisms that invade and multiply chiefly within macrophages.  They are characteristically resistant to most antibiotics. NTM lung infections are chronic, debilitating and progressive and often require lengthy, repeat hospitalizations. Signs and symptoms of NTM pulmonary disease are variable and nonspecific.  They include chronic cough, sputum production and fatigue.  Less commonly, malaise, dyspnea, fever, hemoptysis, and weight loss also can occur, usually with advanced NTM pulmonary disease. Evaluation is often complicated by the symptoms caused by co-existing lung diseases.  According to a study published in the American Journal of Respiratory and Critical Care Medicine, these conditions include chronic obstructive airway disease associated with smoking, bronchiectasis, previous mycobacterial diseases, CF and pneumoconiosis (Olivier et al. 2003).

Current Clinical Program

We are currently conducting a Phase 2 clinical trial in the US and Canada for ARIKACE in adult patients with NTM lung infections.  We began enrolling patients in June 2012. The Phase 2 clinical trial is a randomized, placebo-controlled study of approximately 100 adult patients with recalcitrant NTM lung infections.  Of the targeted enrollment of 100 patients, 81 patients have been enrolled in this study as of June 30, 2013. There are two parts to the study:  a randomized portion and an open-label portion.

In the randomized portion of the study, patients are screened initially to include in the study those who have NTM lung infections with persistent sputum culture for MAC or M. abscessus while on American Thoracic Society and Infectious Disease Society of America (ATS/IDSA)-guidelines-based treatment regimen for at least six months prior to screening.  Patients who are NTM culture positive and meet the eligibility criteria to enroll in the study will receive, in addition to their ongoing antibiotic treatment regimen, either ARIKACE or a placebo both delivered once daily for approximately 13 minutes via an optimized, investigational eFlow Nebulizer System. The primary efficacy endpoint for this study is the change in mycobacterial density from baseline to the end of 84 days of treatment.  At a public workshop discussion in September 2012, the FDA agreed that the microbiological end-point is an appropriate primary end-point for NTM lung disease. The study will also measure secondary endpoints, including the proportion of patients with culture conversion to negative, the time to “rescue” anti-mycobacterial drugs, the change from baseline in six-minute walk distance and oxygen saturation, the change from baseline in patient reported outcomes, and evaluation of safety and tolerability.

At the conclusion of the randomized portion of the study, eligible patients will receive ARIKACE once daily for an additional 84 days during the open-label portion of the study, primarily to measure longer-term safety and efficacy.  We previously agreed with the FDA on this clinical trial design.

On June 28, 2013, the FDA designated ARIKACE as a Qualified Infectious Disease Product (“QIDP”) for the treatment of NTM. The QIDP designation for ARIKACE will enable us to benefit from certain incentives for the development of new antibiotics, including potentially more frequent and ongoing dialogue with FDA, priority review, and if ARIKACE is ultimately approved by the FDA, a five-year exclusivity extension under the “The Drug Price Competition and Patent Term Restoration Act, also known as the “Hatch-Waxman” Act. These incentives are provided under the “Generating Antibiotic Incentives Now” Act (the “GAIN” Act), which was signed into law in July 2012.

Additionally, on June 28, 2013, the FDA granted Fast Track designation to ARIKACE for the treatment of NTM. The Fast Track designation is intended to expedite the review of new drugs that have the potential to serve unmet medical needs in serious or life-threatening conditions.

ARIKACE has been granted orphan drug designation in the US for the treatment of patients with NTM.

Pursuant to ARIKACE’s recently designated QIDP status, we expect to continue our dialogue with the FDA regarding the regulatory pathway for registration and approval of ARIKACE for the treatment of NTM, and we expect to complete our review of the results from this clinical trial and related dialogue with the FDA by the end of the first quarter of 2014.

In addition to the Phase 2 clinical trial outlined above, we intend to initiate a compassionate use study during the second half of 2013.  We currently anticipate enrolling approximately 25 patients in this study who have NTM lung infections that are not eligible for enrollment into our Phase 2 clinical trial.  We believe that clinical data collected from our experience with these patients will further help regulatory authorities evaluate ARIKACE’s safety and suitability for treating NTM lung infection patients.

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

We may seek to license ARIKACE for certain indications in certain countries in Europe, as well as outside of Europe, Canada and the US.  We believe there will be substantial carryover between lung specialist physicians who treat CF patients with Pa lung infections and those who have NTM lung infections thereby allowing us to leverage our commercial infrastructure across both indications.

ARIKACE for Non-CF Bronchiectasis Patients with Pseudomonas aeruginosa (“Pa”) Lung Infections

Disease

We believe ARIKACE has the potential to be used to treat non-CF bronchiectasis characterized by Pa lung infections.  However, we are currently concentrating our development efforts on the treatment of Pa lung infections in CF patients and patients with NTM lung infections.  We will evaluate our development and commercialization strategies for this indication when we complete our Phase 2 study in patients with NTM infections.

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

Development Program

In May 2009, we completed our randomized, placebo controlled US Phase 2 study (TR02-107) of ARIKACE for the treatment of chronic Pa infection in non-CF patients with bronchiectasis. In the study, 64 study subjects were randomized (1:1:1) to receive ARIKACE 280 mg, ARIKACE 560 mg or a placebo on a daily basis during a 28-day on-treatment period. The subjects completed follow-up assessments at the end of a 28-day off-treatment period.  This study provided an initial evidence of safety, tolerability and clinically meaningful improvement in pulmonary function throughout the on-treatment period in the treatment of chronic Pa infection in non-CF patients with bronchiectasis.

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

There was a statistically significant reduction in Pa density observed in the 560 mg ARIKACE cohort relative to the placebo cohort.  Patients receiving ARIKACE experienced fewer pulmonary exacerbations at a rate of 4.7%, as compared to 10.5% in those receiving placebo.  No patients in the ARIKACE cohorts required anti-Pa rescue treatment, whereas 15% of patients in the placebo cohort required treatment.  Hospitalization from any cause occurred at a 5.3% rate for patients in the placebo cohort, as compared to a 2.3% rate for patients in the ARIKACE cohort.  Patients receiving ARIKACE achieved improvements in patient respiratory symptoms and quality of life assessments compared with patients receiving placebo.

Although we believe there is an opportunity to develop ARIKACE for non-CF bronchiectasis, we do not intend to initiate further clinical studies with respect to a non-CF bronchiectasis indication until we have completed additional clinical studies for CF patients with Pa lung infections and for patients with NTM lung infections.  Following those studies, we will evaluate whether to develop ARIKACE further for non-CF bronchiectasis.

ARIKACE has been granted orphan drug status in the US for the treatment of bronchiectasis in patients with Pa or other susceptible pathogens.

INTELLECTUAL PROPERTY

Patents

In addition to the intellectual property already granted to us, during May 2013, the European Patent Office informed us that they intend to grant us Patent No. 1909759 entitled “Sustained Release of Anti-infective Aminoglycosides” for ARIKACE. The granted patent provides protection for novel anti-infective formulations comprising an aminoglycoside, including ARIKACE, and our liposomal delivery technology. Once granted, the composition of matter patent provides exclusivity in any of the European Patent Office’s member states where we choose to file at least through July 19, 2026. The granted patent also includes claims relating to the use of the aforementioned aminoglycoside/lipid formulations for treating pulmonary infections, including those caused by Pa lung infections and certain mycobacterial infections, among others.

KEY COMPONENTS OF OUR STATEMENT OF OPERATIONS

Other Revenue

Other revenue during the three months ended June 30, 2013 solely consists of an $11.5 million payment the Company received from Premacure (now Shire plc) in exchange for the Company’s right to receive royalties under its license agreement with Premacure (see Note 7. License and Collaborative Agreements to the consolidated financial statements included in Part 1. Financial Information, Item 1. Financial Statements for additional information regarding our agreement with Premacure). The Company recorded this as Other revenue during the three months ended June 30, 2013, since all four revenue recognition criteria (see below) were present and the Company has no continuing performance obligations related to the payment received.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions,  and other internal operating expenses, the cost of manufacturing our drug candidate for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. Our expenses related to manufacturing our drug candidate for clinical study are primarily related to activities at a contract manufacturing organization that manufactures ARIKACE for our use.  Our expenses related to clinical trials are primarily related to activities at contract research organizations that conduct and manage clinical trials on our behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts primarily depend mainly on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.

Since 2011, we have focused our development activities principally on our proprietary, advanced liposomal technology designed specifically for inhalation lung delivery. We recently completed a registrational Phase 3 clinical trial of ARIKACE for CF patients with Pa lung infections in Europe and Canada. We are currently conducting two clinical trials: (1) a two-year,  open label safety study that is enrolling eligible patients who completed the Phase 3 trial, and (2) a Phase 2 trial in the US in which we are evaluating ARIKACE for NTM infections.  Since our business combination with Transave through June 30, 2013, our external research and development expenses for our ARIKACE program have been approximately $59.9 million. We expect that our development efforts during the second half of 2013 and 2014 will principally relate to the study of ARIKACE in the CF and NTM indications.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2013 and 2012

Net Loss

Net loss for the three months ended June 30, 2013 was $8.9 million (or $0.28 per common share — basic and diluted) compared with a net loss of $9.7 million (or $0.39 per common share — basic and diluted) for the three months ended June 30, 2012.  The decrease in our net loss in 2013 of $0.8 million was primarily due to $11.5 million in Other revenue received during the three months ended June 30, 2013 related to a one-time payment for the sale of the Company’s right to receive future royalties under its license agreement with Premacure AB (now Shire plc). This $11.5 million in Other revenue was mostly offset by:

•                  A $4.5 million increase in our research and development expenses that primarily resulted from the activities under our Phase 3 CF clinical study and our two-year extension study in Europe and Canada, and our Phase 2 NTM clinical study in the US. We initiated the Phase 2 CF study and Phase 2 NTM study in the second quarter of 2012 and initiated the two-year, open-label safety study in October 2012; and

•                  A $5.3 million increase in our general and administrative expenses that was primarily due to a $3.4 million increase in compensation expense (including $2.6 million in non-cash stock-based compensation expense), $1.0 million of market research and other related costs, and a $0.6 million increase in legal fees. The increase in legal fees primarily related to the investigation, accounting and reporting of excess equity awards.

Other Revenue

Other revenue during the three months ended June 30, 2013 solely consists of a one-time $11.5 million payment the Company received from Premacure (now Shire plc) in exchange for the Company’s right to receive future royalties under its license agreement with Premacure (see Note 7. License and Collaborative Agreements to the consolidated financial statements included in Part 1. Financial Information, Item 1. Financial Statements for additional information regarding our agreement with Premacure). The Company recorded this as Other revenue during the three months ended June 30, 2013, since all revenue recognition criteria were met and the Company has no continuing performance obligations related to the payment received.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2013 and 2012 comprised the following:

	Three Months Ended
	June 30,		Increase (Decrease)
	2013	2012	$	%
	(in thousands)
External expenses
Clinical development	$5,102	$1,434	$3,668	256%
Manufacturing	2,594	3,750	(1,156)	-31%
Regulatory and quality assurance	684	825	(141)	-17%
Subtotal - external	8,380	6,009	2,371	39%

Internal expenses
Compensation and related expenses	2,835	1,428	1,407	99%
Other internal operating expenses	1,010	308	702	228%
Subtotal - internal	3,845	1,736	2,109	121%

Total	$12,225	$7,745	$4,480	58%

Research and development expenses increased to $12.2 million during the three months ended June 30, 2013 from $7.7 million in the same period in 2012. The $4.5 million increase is primarily due to a $3.7 million increase in external costs associated with the activities under our Phase 3 CF clinical study and our two-year, open-label safety study in Europe and Canada, and our Phase 2 NTM clinical study in the US during the three months ended June 30, 2013. We initiated the Phase 2 CF study and Phase 2 NTM study in the second quarter of 2012 and initiated the two-year extension study in October 2012. Also contributing to the $4.5 million increase was a $2.1 million increase in internal expenses, including a $1.4 million increase in compensation and related expenses (including $0.9 million in non-cash stock-based compensation expense of which approximately $0.6 million relates to remeasuring certain awards at fair value during May 2013 - see Note 6, “Stock Based Compensation” to the consolidated financial statements for additional information regarding our stock-based compensation), a $0.3 million increase in recruiting expenses, a $0.2 million increase in travel expenses to clinical trial sites and manufacturing locations, and $0.2 million in other internal research and development expenses. Partially offsetting these increases was a $1.3 million decrease in other external research and development expenses, including a $1.2 million reduction in manufacturing expenses as we completed our Phase 3 CF clinical study in May 2013.

General and Administrative Expenses

General and administrative expenses increased to $7.5 million during the three months ended June 30, 2013 from $2.2 million in the same period in 2012.  The $5.3 million increase was primarily due to:

•                  A $3.4 million increase in compensation expense (including $2.6 million in non-cash stock-based compensation expense of which approximately $2.2 million relates to remeasuring certain awards at fair value during May 2013 - see Note 6, “Stock Based Compensation” to the consolidated financial statements for additional information regarding our stock-based compensation); and

•                  A $1.6 million increase in professional fees that was primarily related to $1.0 million of market research and other related costs and a $0.6 million increase in legal fees resulting from the investigation, accounting and reporting of excess equity awards (see Note 6, “Stock Based Compensation” to the consolidated financial statements for additional information).

Investment Income

Investment income decreased to $0.1 million during the three months ended June 30, 2013 from $0.3 million in the same period in 2012.  The $0.2 million decrease is a result of our decision to amend our investment policy and only invest in certain types of mutual and money market funds, US Treasury obligations, and bank certificates of deposit. During the three months ended June 30, 2013, the majority of our cash was invested in money funds that have lower rates of return than the returns we received from our short-term investments in the same period in 2012.

Interest Expense

Interest expense increased to $0.6 million during the three months ended June 30, 2013 from $0.0 in 2012. The $0.6 million increase was due to the $20.0 million of borrowings ($10.0 million in June 2012 and $10.0 million in December 2012) under our Loan Agreement we entered into in June 2012.

Comparison of the Six Months Ended June 30, 2013 and 2012

Net Loss

Net loss for the six months ended June 30, 2013 was $22.5 million (or $0.71 per common share — basic and diluted) compared with a net loss of $16.5 million (or $0.67 per common share — basic and diluted) for the six months ended June 30, 2012.  The increase in our net loss in 2013 of $6.0 million was primarily due to a $10.1 million increase in our research and development expenses that primarily resulted from the activities under our Phase 3 CF clinical study and our two-year, open-label safety study in Europe and Canada, and our Phase 2 NTM clinical study in the US. We initiated the Phase 2 CF study and Phase 2 NTM study in the second quarter of 2012 and initiated the two-year extension study in October 2012. Also contributing to the increase in the net loss was a $6.7 million increase in our general and administrative expenses that was primarily due to a $4.0 million increase in compensation expense (including $3.0 million in non-cash stock-based compensation expense) and a $2.6 million increase in professional fees, including a $1.6 million increase in legal fees related to the investigation, accounting and reporting of excess equity awards and $1.0 million for market research and other related costs. Partially offsetting these increases in operating expenses was Other revenue of $11.5 million related to a one-time payment for the sale of the Company’s right to receive future royalties under its license agreement with Premacure AB (now Shire plc).

Other Revenue

Other revenue during the six months ended June 30, 2013 solely consists of a one-time $11.5 million payment the Company received from Premacure AB (now Shire plc) in exchange for the Company’s right to receive royalties under its license agreement with Premacure. The Company recorded this as Other revenue during the three months ended June 30, 2013, since all revenue recognition criteria were present and the Company has no continuing performance obligations related to the payment received.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2013 and 2012 comprised the following:

	Six Months Ended
	June 30,		Increase (Decrease)
	2013	2012	$	%
	(in thousands)
External expenses
Clinical development	$11,954	$3,959	$7,995	202%
Manufacturing	3,156	4,063	(907)	-22%
Regulatory and quality assurance	807	918	(111)	-12%
Subtotal - external	15,917	8,940	6,977	78%

Internal expenses
Compensation and related expenses	4,642	2,960	1,682	57%
Other internal operating expenses	2,000	584	1,416	242%
Subtotal - internal	6,642	3,544	3,098	87%

Total	$22,559	$12,484	$10,075	81%

Research and development expenses increased to $22.6 million during the six months ended June 30, 2013 from $12.5 million in the same period in 2012. The $10.1 million increase is primarily due to an $8.0 million increase in external costs associated with the activities under our Phase 3 CF clinical study and our two-year, open-label safety study in Europe and Canada, and our Phase 2 NTM clinical study in the US during the six months ended June 30, 2013. We initiated the Phase 2 CF study and Phase 2 NTM study in the second quarter of 2012 and initiated the two-year extension study in October 2012. Also contributing to the $10.1 million increase was a $3.1 million increase in internal expenses, including a $1.7 million increase in compensation and related expenses (including a $0.9 million in non-cash stock-based compensation expense of which approximately $0.6 million relates to remeasuring certain awards at fair value during May 2013), a $0.6 million increase in recruiting expenses, a $0.3 million increase in travel expenses to clinical trial sites and manufacturing locations, and a $0.5 million increase in other research and development expenses. Partially offsetting these increases was a $0.9 million decrease in manufacturing expenses as we completed our Phase 3 CF clinical study in May 2013.

General and Administrative Expenses

General and administrative expenses increased to $11.5 million during the six months ended June 30, 2013 from $4.8 million in the same period in 2012.  The $6.7 million increase was primarily due to:

•                  A $4.0 million increase in compensation expense (including $3.0 million in non-cash stock-based compensation expense of which approximately $2.5 million relates to remeasuring certain stock options at fair value during May 2013 — see Note 6, “Stock Based Compensation” to the consolidated financial statements for additional information regarding our stock-based compensation); and

•                  A $2.6 million increase in professional fees that was primarily related to a $1.6 million increase in legal fees primarily resulting from the investigation, accounting and reporting of excess equity awards (see Note 6, “Stock Based Compensation” to the consolidated financial statements for additional information) and $1.0 million for market research and other related costs.

Investment Income

Investment income decreased to $0.1 million during the six months ended June 30, 2013 from $0.7 million in the same period in 2012.  The $0.6 million decrease is a result of our decision to amend our investment policy and only invest in certain types of mutual and money market funds, U.S. Treasury obligations, and bank certificates of deposit. During the six months ended June 30, 2013, the majority of our cash was invested in money funds that have lower rates of return than the returns we received from our short-term investments in the same period in 2012.

Interest Expense

Interest expense increased to $1.3 million during the six months ended June 30, 2013 from $0.0 in the same period in 2012. The $1.3 million increase was due to the $20.0 million of borrowings ($10.0 million in June 2012 and $10.0 million in December 2012) under our Loan Agreement we entered into in June 2012.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes was ($1.2 million) and $0 during the six months ended June 30, 2013 and 2012, respectively. The Company’s effective tax rate was (5.1%) and 0% for the six months ended June 30, 2013 and 2012, respectively. The benefit for income taxes recorded and the effective tax rate for the six months ended June 30, 2013 solely reflect the reversal of a valuation allowance previously recorded against the Company’s New Jersey State net operating losses (“NOL”) that resulted from the Company’s sale of $27.0 million of its New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $1.2 million, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash. The remaining net deferred tax asset as of June 30, 2013 remains fully offset by a valuation allowance due to the Company’s history of losses.

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

As of June 30, 2013, we had total cash, cash equivalents, and a certificate of deposit on hand of $76.8 million, consisting of $74.6 million in cash and cash equivalents and $2.2 million in a certificate of deposit, as compared with $92.9 million of cash, cash equivalents, and a certificate of deposit on hand as of December 31, 2012.  The $16.1 million net decrease was due principally to our use of $27.8 million to fund our operations. Partially offsetting this use was a one-time cash payment of $11.5 million (recorded as Other revenue) that we received from Premacure AB (now Shire plc). Our working capital was $58.3 million as of June 30, 2013, which excludes our certificate of deposit of $2.2 million that matured on July 26, 2013.

On July 22, 2013, the Company completed an underwritten public offering of 6,900,000 shares of the Company’s common stock, which includes the underwriter’s exercise in full of its over-allotment option of 900,000 shares, at a price to the public of $10.40 per share. The Company’s net proceeds from the sale of the shares, after deducting the underwriter’s discount and estimated offering expenses, is expected to be approximately $67.0 million.

We believe that our cash, cash equivalents and certificate of deposit totaling $76.8 million as of June 30, 2013, plus the funds from our public offering, will be sufficient to fund our operations through 2014.  However, our business strategy may require us to, or we may otherwise determine to, raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise.  Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of complementary technologies, to commercialize our product candidates or to purchase other products.  In addition, we may determine to raise capital opportunistically.  We cannot assure you that adequate capital will be available on favorable terms, or at all, when needed.  If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations.

Cash Flows

Net cash used in operating activities was $16.3 million and $12.9 million for the six months ended June 30, 2013 and 2012, respectively.  Absent the one-time $11.5 million cash payment we received from Premacure in May 2013, net cash used in operating activities for the six months ended June 30, 2013 would have been $27.8 million. The net cash used in operating activities during 2013 and 2012 was primarily for the clinical development of our lead product candidate, ARIKACE, which included the initiation of three clinical trials for the study of ARIKACE during 2012 and the continued advancement of these three clinical trials during the first half of 2013.

Net cash (used in) provided by investing activities was $(0.5) million and $17.0 million during the six months ended June 30, 2013 and 2012, respectively.  The net cash used in investing activities in 2013 related to fixed asset purchases of $0.5 million for lab and computer equipment. The net cash provided by investing activities in the six months ended June 30, 2012 was primarily a result of $17.1 million of sales of short-term investments.

Net cash provided by financing activities was $0.6 million and $9.7 million for the six months ended June 30, 2013 and 2012, respectively. The net cash provided by financing activities of $0.6 million during the first half of 2013 is from proceeds received from stock option exercises and the net cash provided by financing activities of $9.7 million during the first half of 2012 is from borrowings of long-term debt.

On June 29, 2012, we entered into a Loan and Security Agreement that allowed us to borrow up $20.0 million in $10.0 million increments (“Loan Agreement”). We borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (“Note A” and “Note B” and collectively, the “Notes”) on June 29, 2012 and December 27, 2012, respectively. Notes A and B bear interest at 9.25%. Note A was originally scheduled to be repaid over a 42-month period with the first twelve monthly payments representing interest only followed by thirty monthly equal payments of principal and interest. Note B was originally scheduled to be repaid over a 36-month period with the first six monthly payments representing interest only followed by thirty monthly equal payments of principal and interest. The Loan Agreement provided that in certain circumstances the Company could delay the first principal payment by five months. In July 2013, subsequent to the completion of certain ARIKACE-related development milestones, the Company elected to extend the interest only period under the Notes from July 31, 2013 to December 31, 2013 and delay the first monthly principal repayments for Notes A and B from August 1, 2013 to January 1, 2014. The election did not change the maturity date for Notes A and B, which is January 1, 2016. In connection with the Loan Agreement, we granted the lender a first position lien on all of our assets, excluding intellectual property. Prepayment of the loans made pursuant to the Loan Agreement is subject to a prepayment penalty and we will be required to pay an “end of term” charge of $0.4 million upon termination of the Loan Agreement.

Contractual Obligations

We have two operating leases for office and laboratory space located in Monmouth Junction, NJ that terminate on December 31, 2014. Future minimum rental payments under these two leases total approximately $1.1 million.  We continue to lease office space in Richmond, VA where our corporate headquarters were previously located. Future minimum rental payments under this lease total approximately $1.6 million.  During 2011, we recorded a net present value charge of $1.2 million in general and administrative expenses associated with vacating the Richmond, VA facility. The remaining accrual for this charge was $0.8 million as of June 30, 2013.

We executed two secured promissory notes totaling $20.0 million; $10.0 million in June 2012 and $10.0 million in December 2012. We also entered into three capital leases for lab equipment and leasehold improvements with monthly payments through December 2014. As of June 30, 2013, future payments under the two promissory notes (taking into consideration the extension of the interest-only period from August 1, 2013 to December 31, 2013 that we executed with our lender during July 2013), the capital leases and minimum future payments under non-cancellable operating leases are as follows:

		As of June 30, 2013
		Payments Due By Period
		Less than			After
	Total	1 year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Debt obligations
Debt maturities	$20,000	$4,650	$15,350	$—	$—
Contractual interest	2,954	1,786	1,168	—	—
Capital lease obligations	—			—
Debt maturities	101	69	32	—	—
Contractual interest	1	1	—	—	—
Operating leases	2,718	1,194	1,354	170
Purchase obligations	—	—	—	—	—

Total contractual obligations	$25,774	$7,700	$17,904	$170	$—

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

Future Funding Requirements

We may need to raise additional capital to fund our operations and to develop and commercialize ARIKACE.  Our future capital requirements may be substantial and will depend on many factors, including:

•                  the decisions of the FDA and EMA with respect to our applications for marketing approval of ARIKACE in the U.S. and Europe; the costs of activities related to the regulatory approval process; and the timing of approvals, if received;

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

During May 2013, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. This shelf registration statement replaced the $75.0 million shelf registration statement we filed in June 2012.  The May 2013 shelf registration statement permits us to offer, from time to time, any combination of common stock, preferred stock, debt securities, units and warrants up to an aggregate offering price of $100.0 million.  In July 2013, we issued approximately $71.8 million of our common stock utilizing this shelf registration statement.  We believe that our cash, cash equivalents and certificate of deposit totaling $76.8 million as of June 30, 2013, plus the proceeds from our public offering, will be sufficient to fund our operations through 2014.  However, our business strategy may require us to, or we may otherwise determine to, raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise.  Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of complementary technologies, to commercialize our product candidates or to purchase other products.  In addition, we may determine to raise capital opportunistically. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and commercialization or our plans to establish a sales and marketing force, any of which could harm our business, financial condition and results of operations.  The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, our continued progress in our regulatory, development and commercial activities.  We cannot assure you that such capital funding will be available on favorable terms or at all.  If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations.

To date, we have not generated any revenue from ARIKACE.  We do not know when or if we will generate any revenue from product sales.  We do not expect to generate significant revenue from product sales unless or until we obtain marketing approval of, and commercialize, ARIKACE.

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

The following table summarizes the assumptions used in determining the fair value of stock options granted during the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Volatility	90.2%-96.0%	104.0%-107.1%	90.2%-96.0%	104.0%-107.1%
Risk-free interest rate	0.65%-1.13%	0.68%-0.99%	0.65%-1.13%	0.68%-0.99%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term (in years)	6.25	6.25	6.25	6.25

For the three and six months ended June 30, 2013, the volatility factor was based on our historical volatility since the closing of our merger with Transave on December 1, 2010.  The expected life was determined using the simplified method as described in ASC Topic 718, “Accounting for Stock Compensation”, which is the midpoint between the vesting date and the end of the contractual term.  The risk-free interest rate is based on the US Treasury yield in effect at the date of grant.  Forfeitures are based on actual percentage of option forfeitures since the closing of the merger with Transave on December 1, 2010 and are the basis for future forfeiture expectations.

Identifiable Intangible Assets

Identifiable intangible assets are measured at their respective fair values and are not amortized until commercialization of the related product commences. Once commercialization occurs, these intangible assets will be amortized over their estimated useful lives. The fair values assigned to our intangible assets are based on reasonable estimates and assumptions given available facts and circumstances. Unanticipated events or circumstances may occur that may require us to review the assets for impairment. Events or circumstances that may require an impairment assessment include negative pre-clinical or clinical trial results, the non-approval of a new drug application by a regulatory agency, material delays in our development program or a sustained decline in market capitalization. We are not aware of any indicators of impairment that would necessitate an impairment test as of June 30, 2013.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2013, our cash and cash equivalents were in cash accounts or were invested in money funds.  Such accounts or investments are not insured by the federal government.

As of June 30, 2013, we had $20.0 million of fixed rate borrowings in the form of two secured promissory notes that bear interest at 9.25% outstanding under a Loan and Security Agreement we entered into in June 2012.  A hypothetical 10% change in interest rates occurring on June 30, 2013 would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in U.S. dollars.  However, we do conduct certain transactions in other currencies, including Euros or British Pounds.  Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operation and during the three and six month periods ended March 31, 2013 and 2012, our results of operation were not materially affected by fluctuations in foreign currency exchange rates.

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

Based on management’s assessment, including consideration of the control deficiencies discussed below, management concluded that the company’s internal control over financial reporting was ineffective as of December 31, 2012, due to the fact that there was a material weakness in our internal control over the administration, accounting and oversight of its 2000 Stock Incentive Plan. Specifically, as initially disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013, in connection with a recent review of our equity compensation grants, we determined that we had inadvertently exceeded the annual per-person sub-limits that, at the time, were applicable to grants of equity awards provided for by our 2000 Stock Incentive Plan.  During the three months ended March 31, 2013 and the two years ended December 31, 2012, we granted equity compensation to employees and directors relating to an aggregate of 1.4 million shares of common stock in excess of such sub-limits (the “excess awards”). Among other items, we agreed to condition the continued vesting and exercise of the excess awards on approval of the excess awards by our shareholders. Such approval was received at our Annual Meeting of Shareholders held on May 23, 2013 (“2013 Annual Meeting”). We have not exceeded the overall share reserve previously provided for by the 2000 Stock Incentive Plan or currently provided for by our 2013 Incentive Plan, which was approved by our shareholders at our 2013 Annual Meeting, whether as a result of previously-issued awards or currently outstanding awards.

Remediation Plan

Management and our Board of Directors are actively engaged in implementing a remediation plan to address the material weakness over the administration, accounting and oversight of our 2000 Stock Incentive Plan.  In November 2012, we hired a new Chief Financial Officer and in the first quarter of 2013, we hired a new Senior Vice President of Human Resources and a Vice-President, Finance.  During the second quarter of 2013, we hired an Assistant Controller. We believe these additions will help strengthen our internal controls.  Remediation efforts we have implemented to date include modification of certain forms, strengthening of internal controls within certain processes, training of certain personnel and our Board members, rotation of Board members to different committees or committee positions, and pursuant to our Board’s approval, amendment to our 2000 Stock Incentive Plan to replace the three individual annual per person sub-limits with a single aggregate stock option, performance share and restricted stock sub-limit of 1,500,000 shares. . Additional remediation efforts we expect to implement include, among other things, continued strengthening of internal controls within certain processes, additional training of certain personnel, and a review of each of the charters for our Board committees.

Except for the changes in internal control resulting from the implementation of our remediation plan as described above, there were no other changes in internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We filed a motion with the Court to dismiss all of the outstanding claims, and on June 29, 2011, the Court dismissed six of Plaintiff’s claims, leaving outstanding the claims for (i) fraudulent inducement, (ii) negligent misrepresentation, and (iii) breach of contract.  We filed an answer and affirmative defenses with the Court on July 12, 2011, and the parties completed discovery on or about June 1, 2012.  We filed a Motion for Summary Judgment on August 1, 2012 seeking judgment in our favor on the three claims remaining in the case. On January 19, 2013, the Court granted our Motion for Summary Judgment and dismissed all of the outstanding claims. Plaintiff appealed the Court’s decision to the U.S. Court of Appeals for the Second Circuit.  We anticipate a decision in the first half of 2014.

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

Under the terms of the Merger Agreement, certain of the former stockholders of Transave (the “Transave Stockholders”) are obligated to indemnify us for certain liabilities in connection with the appraisal action. Certain indemnification and other obligations of the Transave Stockholders were secured by a holdback of 1,765,271 shares of our common stock.  In May 2012, we notified the Transave Stockholders that we are seeking indemnification from them and that we will continue to retain all 1,765,271 holdback shares as security for any indemnification payments due to us.  Discovery is nearly complete and the trial is scheduled to begin in December 2013. We believe the allegations contained in the amended petition are without merit and we intend to continue to vigorously defend this action.  It is not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

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

You should consider carefully the risk factors, together with all of the other information included in our Annual Report on Form 10-K for the year ended December 31, 2012.  Each of these risk factors could adversely affect our business, results of operations and financial condition, as well as adversely affect the value of an investment in our common stock. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the additional risks related to our business as described below.

Additional risks related to our business.

If the results of our phase 3 clinical trial are not sufficient for approval of ARIKACE, our business could be materially adversely affected.

On July 1, 2013 we announced that that our Phase 3 clinical trial of once-daily ARIKACE to treat Pseudomonas in CF patients in Europe and Canada met its primary endpoint of non-inferiority compared with twice daily TOBI_ (tobramycin inhalation solution) for relative change in forced expiratory volume in one second (FEV1), measured at the end of the third treatment cycle (24 weeks) as compared to baseline. Based on the results of this clinical trial, we intend to seek regulatory approval for ARIKACE in this indication in Europe and Canada. We cannot assure you that the European Medicines Agency (EMA) or Health Canada will approve ARIKACE for commercialization. We are conducting a two-year extension study with patients from the Phase 3 study, and we expect to use data from this study as part of the regulatory submissions to the European and Canadian authorities. If the EMA and Health Canada do not approve ARIKACE for commercialization, or if the EMA and Health Canada requires us to conduct additional phase 3 clinical trials of ARIKACE in order to gain approval, commercialization of ARIKACE would be prevented or delayed, we may incur significant additional development costs and our business could be materially adversely affected.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 29, 2012, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement that allowed the Company to borrow up to $20.0 million in $10.0 million increments (“Loan Agreement”). In conjunction with entering into the Loan Agreement, the Company granted a warrant to the lender to purchase up to 329,932 shares of our common stock at an exercise price of $2.94 per share. On April 30, 2013, the lender elected to exercise the warrant in full pursuant to the “net issuance method,” specified in the warrant agreement. Such exercise resulted in the issuance of 223,431 shares of the Company’s common stock on May 1, 2013. We did not receive any consideration from the issuance of these shares of common stock to the lender upon the net exercise of the warrant. The shares issued upon exercise of the warrant were issued pursuant to the exemption from registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

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

INSMED INCORPORATED

Date: August 6, 2013	By	/s/ Andrew T. Drechsler
Andrew T. Drechsler
Chief Financial Officer

EXHIBIT INDEX

10.1

Employment Agreement, effective as of April 1, 2013, between Insmed Incorporated and Matthew Pauls (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Form 10-Q filed on May 7, 2013).*

10.2	Insmed Incorporated Stock Option Inducement Awards to Matthew Pauls (incorporated by reference from Exhibit 99.2 to Insmed Incorporated’s Registration Statement on Form S-8 filed on May 24, 2013).*

10.3	Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 99.1 to Insmed Incorporated’s Registration Statement on Form S-8 filed on May 24, 2013).*

10.4

Letter Agreement, dated May 28, 2013, between Andrea Holtzman Drucker and Insmed Incorporated (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on May 29, 2013).*

31.1

Certification of William H. Lewis, Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2

Certification of Andrew T. Drechsler, Chief Financial Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of William H. Lewis, Chief Executive Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Andrew T. Drechsler, Chief Financial Officer of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Label Linkbase Document

101.CAL	XBRL Taxonomy Extension Presentation Linkbase Document