Form 10-K
period 2013-12-31
INSMED INC
filed 2014-03-06
CIK 1104506

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-30739

INSMED INCORPORATED
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1972729 (I.R.S. employer identification no.)
9 Deer Park Drive, Suite C Monmouth Junction, NJ 08852 (Address of principal executive offices)	(732) 997-4600 (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]    No [✓]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]    No [✓]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [✓]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company (See the definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act). Large accelerated filer [  ] Accelerated filer [✓] Non-accelerated filer [  ] Small reporting company [  ]

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [✓]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013, was $345.2 million (based on the closing price for shares of the registrant's Common Stock as reported on the Nasdaq Capital Market on that date). In determining this figure, the registrant has assumed solely for this purpose that all of its directors, executive officers, persons beneficially owning 10% or more of the outstanding Common Stock and certain other stockholders of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.

On February 27, 2014, there were 39,263,837 shares of the registrant's common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                 Portions of the registrant's definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days, or April 30, 2014, after the registrant's fiscal year ended December 31, 2013, and to be delivered to shareholders in connection with the 2014 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Form 10-K.

INSMED INCORPORATED

INDEX

In this Form 10-K, we use the words "Insmed Incorporated" to refer to Insmed Incorporated, a Virginia corporation, and we use the words "Company," "Insmed," "Insmed Incorporated," "we," "us" and "our" to refer to Insmed Incorporated and its consolidated subsidiaries. Insmed, ARIKACE, ARIKAYCE, and IPLEX are registered trademarks of Insmed Incorporated. This Form 10-K also contains trademarks of third parties. Each trademark of another company appearing in this Form 10-K is the property of its owner.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

              This Annual Report on Form 10-K contains forward looking statements. "Forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995, are statements that are not historical facts and involve a number of risks and uncertainties. Words herein such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "intends," "potential," "continues," and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

              Forward-looking statements include, but are not limited to: our ability to complete development of, receive regulatory approval for, and successfully commercialize ARIKAYCE® or liposomal amikacin for inhalation (LAI); our estimates of expenses and future revenues and profitability; our plans to develop and market new products and the timing of these development programs; status, timing, and the results of preclinical studies and clinical trials and preclinical and clinical data described herein; the timing of responses to information and data requests from the US Food and Drug Administration (the "FDA") and other regulatory authorities; our clinical development of product candidates; our ability to obtain and maintain regulatory approval for our product candidates; our expectation as to the timing of regulatory review and approval; our estimates regarding our capital requirements and our needs for additional financing; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract third parties with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate license agreements and other third party efforts, including those relating to the development and commercialization of our product candidates; the degree of protection afforded to us by our intellectual property portfolio; the safety and efficacy of our product candidates; sources of revenues and anticipated revenues, including contributions from license agreements and other third party efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the availability of adequate supply and manufacturing capacity and quality for our product candidates.

              Forward-looking statements are based upon our current expectations and beliefs, and involve known and unknown risk, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such factors include, among others, the factors discussed in Item 1A "Risk Factors" as well as those discussed in Item 7 under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

PART I

ITEM 1.    BUSINESS

BUSINESS OVERVIEW

              Insmed is a biopharmaceutical company focused on developing and commercializing inhaled therapies for patients battling serious lung diseases that are often life threatening. Our lead product candidate, ARIKAYCE®, or liposomal amikacin for inhalation (LAI), is an inhaled antibiotic treatment that delivers a proven and potent anti-infective directly to the site of serious lung infections.

              We are currently conducting a phase 2 clinical trial in the United States (US) and Canada of ARIKAYCE in patients who have lung infections caused by non-tuberculous mycobacteria (NTM) and we expect to report top-line clinical results from the double-blind phase of this clinical trial in March 2014. In 2013, we concluded a phase 3 clinical trial in Europe and Canada of ARIKAYCE in cystic fibrosis (CF) patients who have lung infections caused by Pseudomonas aeruginosa (Pseudomonas). The CF and NTM target indications address orphan patient populations. Our strategy includes plans to continue to develop ARIKAYCE to broaden the NTM indication and for additional indications beyond Pseudomonas in CF and NTM. We also plan to develop, acquire, in-license or co-promote other products that address orphan or rare diseases in the fields of pulmonology and infectious disease. Our current primary development focus is to obtain regulatory approval for ARIKAYCE in these two initial indications and to prepare for commercialization in the United States, Europe, Canada and Japan. We anticipate that if approved, ARIKAYCE would be the first once-a-day inhaled antibiotic treatment option available for these CF and NTM indications. The following table summarizes the current status of ARIKAYCE development.

Product Candidate/Target Indications	Status	Next Expected Milestones
ARIKAYCE Non-tuberculous mycobacteria (NTM) lung infections

•

Completed enrollment of 90 patients in our phase 2 clinical trial in the United States and Canada.

•

Granted orphan drug designation in Europe and the United States.

•

Granted Qualified Infectious Disease Product ("QIDP") designation, which includes Priority Review, by the U.S. Food and Drug Administration ("FDA") in June 2013.

•

Granted Fast Track designation by the FDA in June 2013 which permits a rolling submission of a New Drug Application ("NDA").

•

We expect to report top-line clinical results from our phase 2 clinical trial in March 2014.

•

We expect to enroll the first patient in our single-arm, open label, supportive study in the United States and Europe during the second quarter of 2014.

•

We expect to have dialogue with the FDA and the European Medicines Agency ("EMA") in the second quarter of 2014 to discuss the regulatory pathway.

•

If approved, we expect ARIKAYCE would be the first approved inhaled antibiotic treatment for NTM lung infections.

•

We are developing plans to commercialize ARIKAYCE, if approved, initially in the United States, in certain countries in Europe, and Canada and eventually Japan.

Product Candidate/Target Indications	Status	Next Expected Milestones
ARIKAYCE Pseudomonas aeruginosa lung infections in CF patients

•

Reported top-line results from our phase 3 clinical trial for registration in Europe and Canada in July 2013, in which once-daily ARIKAYCE achieved its primary endpoint of non-inferiority when compared to twice-daily tobramycin inhaled solution.

•

Conducting a two-year, open-label safety study in patients that completed our phase 3 clinical trial in Europe and Canada. We expect to complete this study in mid-2015.

•

Reported top-line results from the first group of patients that completed the first year of the two-year open label extension study.

•

Granted orphan drug designation in Europe and the United States.

•

We expect to submit regulatory filings with the EMA and Health Canada in the middle of 2014. If the EMA allows a filing that includes both the CF and NTM indication we will most likely submit our filing in the second half of 2014.

•

We expect to evaluate our plans for this indication in the United States after reviewing the results from our phase 2 clinical trial in NTM.

•

We are developing plans to commercialize ARIKAYCE, if approved, in certain countries in Europe and in Canada where we expect it would be the only once-a-day treatment for Pa lung infections in CF patients.

ARIKAYCE Pseudomonas aeruginosa and other susceptible organisms causing lung infections in non-CF bronchiectasis patients	• Completed phase 2 study in the United States. • Granted orphan drug designation in the United States.	• We expect to evaluate development and commercialization strategies for this indication when we complete our phase 2 clinical trial in patients with NTM infections.

              For FDA marketing application and review purposes ARIKAYCE is considered a new molecular entity (NME) primarily due to its proprietary liposomal technology. For a description of our liposomal technology, see "—Our Proprietary Liposomal Technology." The FDA has indicated that it considers ARIKAYCE a NME for application and review purposes even though the agency has previously approved drugs with the active ingredient, amikacin sulfate. FDA characterizes some drugs as NMEs for administrative purposes, even if they contain an active moiety (the molecule or ion responsible for the action of the drug substance) that is closely related to active moieties in products that have previously been approved by FDA. Amikacin sulfate is an FDA-approved antibiotic with proven efficacy in the treatment of a broad range of gram-negative infections, including Pseudomonas and NTM. ARIKAYCE is in the aminoglycoside class of antibiotics.

              If approved for NTM patients, we expect ARIKAYCE would be the first and only approved inhaled antibiotic for the treatment of NTM lung infections. If approved for CF patients with Pseudomonas lung infections, we expect ARIKAYCE would be the first inhaled antibiotic to be approved for once-daily administration in this indication. ARIKAYCE has been granted the following orphan drug designations (the significance of that status is described further in the Government Regulation section):

•
US: NTM lung infections, Pseudomonas lung infections in CF patients, and lung infections in non-CF bronchiectasis patients; and
•
European Union (EU): NTM lung infections and Pseudomonas lung infections in CF patients.

Corporate History

              We were incorporated in the Commonwealth of Virginia on November 29, 1999. On December 1, 2010, we completed a business combination with Transave, Inc. (Transave) a privately held, New Jersey-based pharmaceutical company focused on the development of differentiated and innovative inhaled pharmaceuticals for the site-specific treatment of serious lung infections.

Our Strategy

              Our strategy is to focus on the development and commercialization of innovative inhaled therapies for patients with serious lung diseases in orphan indications. While we believe that ARIKAYCE has the potential to treat many different diseases, our attention is initially focused on regulatory approval and commercialization preparation for our two initial indications: (1) NTM lung infections and (2) Pseudomonas lung infections in CF patients. Our current priorities are as follows.

  •
  Continue generating additional clinical data from studies showing the effects of ARIKAYCE to treat NTM lung infections and Pseudomonas lung infections in CF patients necessary for new drug applications in Europe, Canada, Japan and the United States;
  •
  Actively pursue new drug filings to secure approval for ARIKAYCE to treat NTM lung infections in the United States, Europe, Canada and Japan;
  •
  Actively pursue new drug filings to secure approval for ARIKAYCE to treat Pseudomonas lung infections in CF patients in Europe and Canada;
  •
  Expand our product supply chain in support of clinical development and if approved, commercialization;
  •
  Prepare for commercial launch in the NTM indication in the United States, Europe, Canada and eventually Japan and certain other countries including Korea, Taiwan and China;
  •
  Prepare for commercial launch in Pseudomonas in CF patients indication in Europe and Canada;
  •
  Attempt to develop, acquire, in-license or co-promote promising late stage or commercial products that we believe are complementary to ARIKAYCE and our core competencies; and
  •
  Continue to develop novel formulations of existing therapies, where such reformulation could materially improve the treatment paradigm for the underlying disease or to enable pursuit of a new indication.

              In support of these priorities, we completed our registrational phase 3 clinical study of ARIKAYCE in CF patients with Pseudomonas lung infections in Europe and Canada. We plan to complete our regulatory filings in Europe and Canada for this indication in the middle of 2014. If the EMA allows a filing that includes both the CF and NTM indication we will most likely submit our filing in the second half of 2014. We completed enrollment in our US and Canadian phase 2 clinical study of ARIKAYCE in patients with recalcitrant NTM lung infections. We intend to launch a single-arm, open label, supportive study in the US and Europe during the second quarter of 2014 for other patients with NTM lung infections who cannot tolerate existing therapy as determined by their prescribing physician. We plan to scale up manufacturing, we are identifying second source suppliers, and we plan to implement supply and quality agreements in preparation for commercialization of ARIKAYCE. We also intend to continue to work closely with PARI Pharma GmbH (PARI), the manufacturer of our drug delivery nebulizer, to address our commercial supply needs. We have commenced the build-out of our commercial infrastructure in preparation for potential commercial launches in Europe, Canada and the US. We will continue to evaluate opportunities for additional products through various business development channels.

Product Candidates

              Our lead product candidate, ARIKAYCE, or LAI, is a once-a-day inhaled antibiotic treatment engineered to deliver an anti-infective directly to the site of serious lung infections. There are two key components of ARIKAYCE: the liposomal formulation of the drug and the nebulizer device through which ARIKAYCE is inhaled via the mouth and into the lung. The nebulizer technology is owned by PARI, but we have exclusive access to this technology, which is specifically developed for the delivery of our liposomal encapsulation of amikacin, through our licensing agreement with PARI. Our proprietary liposomal technology and nebulizer are designed specifically for delivery of pharmaceuticals to the lung and provides for potential improvements to existing treatments. We believe that ARIKAYCE has potential usage for at least two orphan patient populations with high unmet need: patients who have NTM lung infections and CF patients who have Pseudomonas lung infections. We estimate the combined global market potential for these two orphan indications to be approximately $1 billion.

              ARIKAYCE has the potential to be differentiated from amikacin and certain marketed drugs for the treatment of chronic lung infections if it can be demonstrated to provide improved efficacy, safety and patient convenience. We believe ARIKAYCE's ability to deliver high, sustained levels of amikacin directly to the lung and to the specific site of the underlying infection could distinguish it from other alternatives. We are also investigating ARIKAYCE's potential for durability of effect, benefiting patients when off treatment or for an extended period of treatment. In addition, the inhalation delivery of ARIKAYCE may reduce the potential for adverse events such as ototoxicity (hearing loss, ringing in the ears and/or loss of balance) and nephrotoxicity (toxicity to the kidneys), as compared with intravenous (IV) administration of amikacin. If approved, we expect that ARIKAYCE will be administered once-daily for approximately 13 minutes via inhalation using the eFlow® Nebulizer System, which has been optimized specifically for ARIKAYCE by PARI. We believe that this nebulizer system will reduce treatment time or dosing frequency, as compared with the currently marketed inhaled antibiotics, which require dosing two to three times daily with treatment times ranging from approximately 10 to 40 minutes per day. By easing the patient's treatment burden we believe that ARIKAYCE can potentially improve patient compliance, which we believe may in turn lead to a reduction in the development of antibiotic resistance and, ultimately, lead to clinical benefit.

              We believe that ARIKAYCE may provide: (1) improved efficacy resulting from sustained deposition of drug in the lung and improved ability to reach the site of infection (for CF Pseudomonas infections, this means penetration of biofilm and facilitated drug release by factors that are secreted by the bacteria, and for NTM, this means enhanced uptake into macrophages, where NTM often grows); (2) decreased adverse events and improved tolerability as compared with amikacin delivered intravenously; and (3) reduced dosing frequency or treatment time as compared to existing products. In the future we may conduct head-to-head comparative studies that would be necessary to make comparative statements against other products.

    ARIKAYCE for Patients with NTM Lung Infections

    Overview of NTM Lung Infections

              Non-tuberculous mycobacteria, or NTM, are organisms common in soil and water that have been associated with lung disease in select patient groups. NTM have characteristics that are similar to tuberculosis, or TB, but NTM are not contagious. Many people have NTM in their bodies, but NTM do not normally lead to an infection, perhaps because the body's immune system successfully overcomes the threat of infection. It is not completely understood why certain individuals are susceptible to NTM infections. However, the patients who become infected by NTM often are immune-compromised, due to comorbidities such as HIV or rheumatoid arthritis, or have structural damage in their lungs, due to smoking, chronic obstructive pulmonary disease ("COPD") or CF, at the time of the infection.

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

    Current Treatment Options and Limitations

              There currently is no drug approved in Europe or the US for treatment of NTM lung infections, and as a result all current drug treatments for NTM are used off-label. Patients are often treated with the same antibiotics that are used to treat TB. Such treatments usually consist of lengthy multi-drug antibiotic regimens, which are often poorly tolerated and not very effective, especially in patients with severe disease and patients who have failed prior treatments. NTM patients average 7.6 antibiotic courses per year (SDI Healthcare Database, July 2009). Treatment guidelines published in 2007 in the American Journal of Respiratory and Critical Care Medicine reported that few clinical trials were under way to identify treatment recommendations, and no new antibiotics had been studied for the treatment of NTM lung infections in multi-center, randomized clinical trials since the late 1990s.

              Although approved for other indications, amikacin sulfate is not approved by the FDA for NTM lung infections. In practice, however, it is often recommended by physicians as part of the standard treatment regimen for some NTM patients. It is delivered most commonly by intravenous administration and, far less often, by inhalation. Because the drug is delivered for months at a time, resulting in high systemic (blood) levels of the drug, there can be considerable toxicity, including ototoxicity and nephrotoxicity, associated with intravenous treatment. There are very few prior studies to support what doses should be administered to effectively treat NTM patients even with these existing medications and they are often titrated on a patient by patient basis.

    Market

              The prevalence of human disease attributable to NTM has increased over the past two decades. In 2012, in collaboration with the NIH, we funded a study performed by Clarity Pharma Research that showed there were an estimated 50,000 cases of pulmonary disease attributable to NTM in the US in 2011 and that such cases were estimated to be growing at a rate of 10% per year. NTM is four to five times more prevalent than TB in the US (Incidence of TB from Center for Disease Control and Prevention Morbidity and Mortality Weekly Report, March 2012). In a decade-long study, researchers found that the diagnosis of NTM in the US is increasing at approximately 8% per year and that those NTM patients over the age of 65 are 40% more likely to die than those who do not have the disease (Adjemian et al, Prevalence of Pulmonary Nontuberculous Mycobacterial Disease among Medicare Beneficiaries, USA, 1997-2007, American Journal of Respiratory and Critical Care Medicine, April 2012).

              In 2013, we engaged Clarity Pharma Research to perform a similar chart audit study of NTM in Europe and Japan. Based on results of this study, researchers estimated that there are approximately 20,000 cases of pulmonary disease attributable to NTM within the European nations of France, Germany, the United Kingdom, Italy and Spain combined and approximately 30,000 in the twenty-eight countries comprising the European Union. In addition, there are nearly 32,000 cases in Japan. Although population-based data on the epidemiology of NTM infections in Europe are limited, consistent with US prevalence trends, recent published studies concur that prevalence in Europe is increasing and, according to a study published in the Japanese journal Kekkaku in 2011, Japan has one of the world's highest NTM disease rates.

              Although there are many species of NTM that have been reported to cause lung infections, ARIKAYCE is intended to treat two of the most common, Mycobacterium Avium Complex (MAC) and Mycobacterium abscessus (M. abscessus). MAC accounts for the vast majority of NTM lung infections with prevalence rates from 72% to more than 85% in the US. The reported prevalence rates for M. abscessus range from 3% to 11% in the US. The diagnosed prevalence of NTM species causing lung infections varies geographically with MAC rates of 25% to 55% reported in Europe. MAC is also the most common NTM pathogen in Japan.

    ARIKAYCE for NTM Lung Infections: Potential Advantages and Distinguishing Features

              If approved, ARIKAYCE would be the first and only approved treatment for patients battling NTM lung infections.

    Liposomal Design and Formulation

              We believe that ARIKAYCE may be effective in treating patients with NTM lung infections due to the apparent ability of the ARIKAYCE liposomes to be taken up inside lung macrophages that harbor NTM. Macrophages are immune cells whose primary function includes removing foreign particles and bacteria from the lungs. NTM are taken up by and multiply inside these macrophages. Many antibiotics cannot efficiently gain access to the macrophage interior. ARIKAYCE liposomes, however, are designed to be internalized by lung macrophages and thereby deliver high levels of drug inside the macrophages where the NTM bacteria are located.

    Preclinical Activity

              ARIKAYCE has been shown to have superior in vitro activity against MAC and M. abscessus when compared with amikacin solution (study conducted by L.E. Bermudez at Oregon State University, data on file, 2010). ARIKAYCE also has been shown to more effectively kill certain forms of NTM in cultured lung phagocytes as compared to soluble amikacin.

    Route of Administration

              We believe ARIKAYCE has the potential to offer a safety profile different from that of intravenous delivery of amikacin. For example, unlike the intravenous administration of amikacin, ARIKAYCE would deliver the drug more directly to the site of disease. We anticipate this will result in less exposure of non-disease sites to amikacin. We believe this may reduce the potential for the occurrence of any drug-related systemic toxicity, such as nephrotoxicity, which is especially important with diseases like NTM that require long-term drug administration.

    Anticipated Dosage Regimen

              We believe ARIKAYCE, if approved, could improve patient convenience by providing once-a-day dosing. According to SDI Healthcare Database NTM patients average 7.6 antibiotic courses and 10.2 hospital days per year. We anticipate that ARIKAYCE will be administered once daily outside of the hospital for approximately 13 minutes per day for a period of 84 days for this indication. We believe that an effective inhaled treatment that improves the outcomes for an NTM patient would represent a significant benefit in the patient's quality of life.

    Current Clinical Program

              We are currently conducting a phase 2 clinical trial in the US and Canada for ARIKAYCE in adult patients with recalcitrant NTM lung infections. We completed enrollment in October 2013 and last patient last visit occurred in January 2014. The phase 2 clinical trial is a randomized, placebo-controlled study of 90 adult patients with recalcitrant NTM lung infections. There are two parts to the study: a randomized portion and an open-label portion. Additionally, we have initiated a scintigraphy sub-study to examine drug deposition and distribution of ARIKAYCE in the lung.

              In the randomized portion of the study, patients were screened to include in the study those who have NTM lung infections with persistent sputum culture positive for MAC or M. abscessus while on ATS/IDSA-guidelines-based treatment regimen for at least six months prior to screening. Patients who are NTM culture positive and meet the eligibility criteria to enroll in the study received, in addition to their ongoing antibiotic treatment regimen, either ARIKAYCE 590 mg or a placebo both delivered once daily via an optimized, investigational eFlow Nebulizer System.

              The primary efficacy endpoint for this study is the change in mycobacterial density from baseline to the end of 84 days of treatment. There is a pre-specified stratification of patients with MAC versus M. abscessus and patients with and without cystic fibrosis. The study will also measure certain secondary, tertiary and exploratory endpoints, including but not limited to: the proportion of patients with culture conversion to negative, the time to "rescue" anti-mycobacterial drugs, the change from baseline in six-minute walk distance and oxygen saturation, the change from baseline in patient reported outcomes, and evaluation of safety and tolerability. At the conclusion of the randomized portion of the study, eligible patients will receive ARIKAYCE once daily for an additional 84 days during the open-label portion of the study, primarily to measure longer-term safety and efficacy. We previously agreed with the FDA on this clinical trial design. We expect results from the randomized portion of the clinical trial in March 2014.

              In addition to the phase 2 clinical trial outlined above, we will launch a single-arm, open label, supportive study with planned sites in the US, Europe, Australia and Canada. We currently anticipate this program's participants will consist of approximately 50 patients who have NTM lung infection but are not eligible for entry into our phase 2 clinical trial. We believe that clinical data collected from the experience with these patients may help regulatory authorities to evaluate ARIKAYCE's safety and suitability for treating NTM lung infection patients.

              ARIKAYCE received orphan drug status in the US and Europe for the treatment of NTM.

    Development History

              Nonclinical evaluations of ARIKAYCE in relation to NTM infections indicate: (1) high concentrations of drug are deposited in the lung, and high levels are sustained for prolonged periods,

with low serum concentrations, and (2) ARIKAYCE has in vitro activity that is superior to amikacin solution against different strains of NTM.

              Data obtained from in vitro testing of ARIKAYCE with respect to four different strains of MAC and M. abscessus indicate dose response with ARIKAYCE and superior activity to free amikacin. We believe that the safety and efficacy data obtained from the phase 3, phase 2 and open label studies of ARIKAYCE in CF and non-CF patients with chronic lung disease and pulmonary infections and the non-clinical data collected to date serve as the basis for further development of ARIKAYCE in patients with NTM lung infections.

              We submitted an IND to launch a phase 3 study of ARIKAYCE in CF and non-CF patients with recalcitrant NTM lung disease. In August 2011, prior to starting the NTM study, we announced that the FDA placed a clinical hold on our phase 3 trial for ARIKAYCE in patients with recalcitrant NTM lung infections. The clinical hold for the NTM study was lifted in January 2012. The FDA based its clinical hold decision on an initial review of the results of a long-term rat inhalation carcinogenicity study with ARIKAYCE. When rats were given ARIKAYCE daily by inhalation for two years, 2 of the 120 rats receiving the highest dose developed lung tumors. These rats received ARIKAYCE doses that were within two-fold of those in clinical studies (normalized on a body surface area basis or a lung weight basis). ARIKAYCE was not associated with changes that may lead to tumors in shorter-term studies in animals. Additionally, ARIKAYCE was not shown to be genotoxic in our standard series of tests. The relevance of the observed rat tumors to the use of ARIKAYCE in humans is not known. The FDA requested we conduct a phase 2 clinical trial, instead of our previously agreed upon phase 3 clinical trial in adult NTM patients, to provide proof-of-concept efficacy and safety data for ARIKAYCE in NTM patients. Despite the change in status from phase 3 to phase 2, the study design and target enrollment did not change. In connection with the FDA's decision to lift the clinical hold for all disease indications, we agreed to conduct a dog inhalation toxicity study of ARIKAYCE. In 2013, we concluded the dog inhalation toxicity study. In summary, the final report from the study stated that the lung macrophage response in dogs was similar to that seen in our previous 3 month dosing dog study, and there was no evidence of neoplasia, squamous metaplasia or proliferative changes.

    Strategy for Commercialization

              We currently plan to retain marketing rights for ARIKAYCE for NTM indications globally. Given the current lack of approved treatments for NTM lung infections, we believe we will immediately have a strong market position if ARIKAYCE is approved for commercialization in the NTM indication. We believe ARIKAYCE will require a limited commercial infrastructure because of the small focused nature of the potential physician prescribing population for NTM patients. In 2013, we commenced preparations for the potential commercialization of ARIKAYCE, including hiring Matt Pauls, our Chief Commercial Officer. We plan to fill several other new positions to support our future sales and marketing efforts. We may also seek to out-license ARIKAYCE outside of Europe, Canada and the US.

    ARIKAYCE for CF Patients with Pseudomonas Lung Infections

    Overview of CF and Pseudomonas Lung Infections

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

    Current Treatment Options and Limitations

              CF therapy significantly impacts patients' quality of life. Patients generally receive extensive antibiotic treatments, which can be delivered via the oral, intravenous and inhaled routes. Some CF patients spend up to three hours per day taking medications and other treatments, including inhaled antibiotics, and often face the burden of taking in excess of 20 pills per day. All currently approved inhalation treatments for Pseudomonas lung infections require two- to three-times a day dosing.

              Antibiotics delivered via inhalation are part of the standard treatment for CF patients with Pseudomonas lung infections and are generally thought to be a way to deliver more active drug directly to the site of infection compared with other routes of administration. The most used treatment in the US for the management of chronic Pseudomonas infection in subjects with CF is suppressive therapy with tobramycin. One example is twice daily Tobi inhaled solution, which is approved by the FDA for CF patients ages six years and above with a FEV1 (forced expiratory volume in 1 second) of 25%-75%, has been sold in the US since January 1998. A 1999 study reported that Tobi, 300 mg, administered twice a day for cycles of 28 days followed by 28-days-off treatment was shown to reduce Pseudomonas colony counts, increase FEV1 percent predicted, reduce hospitalizations and decrease additional antibiotic use (Ramsey et al., 1999, New England Journal of Medicine). High levels of tobramycin can be attained in the lung with relatively low systemic exposure with inhaled drug compared to intravenous tobramycin. However, patients using Tobi must be dosed twice a day for approximately 15 to 20 minutes of inhalation session per dose for a total of approximately 30 to 40 minutes per day. Recent data show that the effect of Tobi on pulmonary function in CF patients has lessened since its introduction into the marketplace more than a decade ago (Konstan et al., Journal of Cystic Fibrosis, January 2011, and Assael et al., 34th European Cystic Fibrosis Society Conference, Poster 86, June 2011). In addition, according to information presented at a FDA advisory panel, resistance to Tobi has increased 85% in the ten-year period from 1999 to 2009 (FDA advisory panel US-FDA-AIDAC for Tobi-Podhaler, September 2012).

    Market

              We estimate that the global market for the treatment of Pseudomonas lung infections in CF patients is approximately $500 million. We believe this market is being driven by physicians' desire to maintain the lung function of CF patients, which continues to decline in many patients despite extensive treatment with current therapies including currently approved inhaled antibiotics. We believe that the following additional factors may lead to further market growth:

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

    ARIKAYCE for CF Patients with Pseudomonas Lung Infections: Potential Advantages and Distinguishing Features

    Patient Compliance Considerations

              We believe ARIKAYCE may facilitate better patient compliance with prescribed treatment regimens; patient compliance with or "adherence" to prescribed treatment is generally expected to impact the effectiveness of treatment. If a product can improve adherence, it may be able to differentiate itself from other marketed drugs. In the case of treatment and management of chronic Pseudomonas lung infections in CF patients, currently the most used treatment in the US is suppressive therapy with 300 mg twice daily of Tobi inhaled solution and tobramycin inhaled powder. Tobi is administered twice daily for 28 days followed by a 28-day-off period. This cycle of "on and off" treatment is repeated in a chronic pattern. We anticipate that ARIKAYCE would be administered once daily for approximately 13 minutes per day for 28 days followed by a 28-day off-drug period. We believe that any inhaled treatment that reduces the treatment burden on a CF patient could represent a significant improvement in the patient's quality of life and result in improved compliance, as well as reduce the development of antibiotic resistance.

    Liposomal Design and Formulation

              We believe ARIKAYCE has the potential to deliver high levels of amikacin directly to the site of bacteria in the lung for a sustained period of time, which we expect would differentiate it from other marketed drugs for the treatment of chronic Pseudomonas lung infections in CF patients. Current inhaled antibiotics are commonly used as standard treatments for CF patients with Pseudomonas lung infections and generally are thought to be a way to deliver more drug directly to the site of infection as compared with other methods of delivery. However, CF patients seldom clear the Pseudomonas permanently from their lungs, in part because of the thick sticky mucus these patients produce in their lungs, and often become chronically infected despite existing antibiotic treatments. All existing aminoglycoside antibiotics, including tobramycin and amikacin, are positively charged and tend to bind to the negative surfaces of mucus and the biofilm. In contrast, we have designed ARIKAYCE to be a neutrally charged liposome, which has been shown in laboratory studies, to penetrate both CF mucus and a Pseudomonas biofilm. This means that ARIKAYCE may reach the site of the Pseudomonas infection in CF patients' lungs more efficiently than the other currently available aminoglycoside antibiotics, including currently available inhaled antibiotics.

              In addition, ARIKAYCE has demonstrated a prolonged half-life in animals' lungs. We believe this effect is due to our proprietary liposomal technology. One important measure of the effectiveness of antibiotics is the maintenance of anti-bacterial drug levels in the lung above the minimum inhibitory concentration. We anticipate that ARIKAYCE will be maintained in the human lung in a manner similar to what was demonstrated in animal studies.

              We believe ARIKAYCE may be further differentiated from other marketed drugs for the treatment of chronic Pseudomonas lung infections in CF patients due to improved lung function during both on-treatment and off-treatment cycles. Typically an inhaled antibiotic is given to CF patients with chronic Pseudomonas lung infections for 28 days followed by a 28-day off-treatment cycle, which is often repeated chronically or for the rest of a patient's life. In February 2014, we reported interim data from our two-year open label extension study which showed a mean increase in relative change in FEV1 which was sustained during both on-treatment and off-treatment months. In addition, during phase 2 studies ARIKAYCE demonstrated statistically significant and clinically meaningful improvement in pulmonary function throughout the 28-day treatment period, and such improvement was sustained during the 28-days off treatment period.

              We have also reported data showing durability of effect for longer off-treatment periods. In an open-label phase 2 extension trial (TR02-105), CF patients using ARIKAYCE demonstrated sustained efficacy in lung function improvement during a 28-day treatment period and 56-day off-treatment period across multiple cycles of therapy as compared to baseline. In this clinical study, ARIKAYCE produced an improvement in lung function that was sustained over six cycles totaling approximately 17 months. During the off-treatment periods for this study, approximately 50% to 70% of the benefit achieved during the on-treatment periods was sustained at the end of the off-treatment periods. To our knowledge, no other inhaled antibiotic has shown sustained improvement in lung function at the end of a 56-day off-treatment period.

    Route of Administration

              We believe ARIKAYCE has the potential to offer a safety profile different from that of intravenous delivery of aminoglycosides. Pseudomonas is susceptible to several broad spectrum antibiotics, notably aminoglycosides. Some examples of aminoglycoside antibiotics include tobramycin and amikacin. Studies found that aminoglycosides are an important class of antibiotics for the treatment of Pseudomonas lung infections in CF patients because of their broad antimicrobial activity and concentration dependent bactericidal activity (Lacy et al., 1998; Lortholary et al., 1995; Zembower et al., 1998). Intravenous antibiotics were originally used for treatment of chronic infections associated with CF and are still used for pulmonary exacerbations. Studies report that ototoxicity and nephrotoxicity are common adverse events associated with the use of intravenous aminoglycosides and these effects are related to plasma drug levels (Mingeot-Leclercq and Tulkens, 1999).

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
  •
  Limited Penetration. There is limited penetration into and through the sputum/biofilm matrix by aminoglycoside antibiotics. The antibiotics are positively charged and the biofilm is negatively charged. As a result the antibiotics bind to the biofilm and the availability of the drug at the location of the microorganism is suboptimal. We believe that our proprietary liposomal technology will result in localized targeting of drugs, leading to increased availability of the drug at the location of the microorganism, while significantly reducing drug exposure at non-disease sites throughout the body and reducing the occurrence of systemic drug-related toxicity.

    Current Clinical Program

              We completed a registrational phase 3 clinical trial of ARIKAYCE for CF patients with Pseudomonas lung infections in Europe and Canada during the second quarter of 2013. The phase 3 trial was a randomized, open label, multi-center study designed to assess the comparative safety and efficacy of once-daily ARIKAYCE administered for approximately 13 minutes via the eFlow Nebulizer System and twice-daily Tobi (tobramycin inhalation solution) administered for approximately 15 minutes per treatment via the PARI LC Plus Nebulizer System for a daily total of approximately 30 minutes per day in CF patients with Pseudomonas. A total of 302 adult and pediatric CF patients with chronic Pseudomonas were randomized to receive 28-days of ARIKAYCE treatment or Tobi delivered twice-daily via the PARI LC Plus® Nebulizer System over a 24-week treatment period. The primary endpoint of the study was relative change in forced expiratory volume in one second ("FEV1") measured after three treatment cycles, with each cycle consisting of 28 days "on" treatment and 28 days "off" treatment. The study was designed to demonstrate non-inferiority to Tobi at a 5% non-inferiority margin with 80% power agreed upon by us and the European Medicines Agency (EMA). Secondary endpoints measured were relative changes in FEV1 at other time points, time to and number of pulmonary exacerbations, time to antibiotic rescue treatment, change in density of Pseudomonas in sputum, respiratory hospitalizations and changes in Patient Reported Outcomes assessing Quality of Life. Top-line results from this study indicated:

  •
  ARIKAYCE achieved its primary endpoint of non-inferiority to Tobi for relative change in FEV1 from baseline to the end of the study;
  •
  Overall, secondary endpoints, as summarized above, showed comparability of once-daily ARIKAYCE compared with twice-daily Tobi; and
  •
  The safety profile of ARIKAYCE was comparable to Tobi during all three treatment cycles, with adverse events consistent with those seen in similar studies and expected in a population of CF patients receiving inhaled antibiotics. There was no difference between arms in the reporting of serious adverse events and there were no unexpected adverse events.

              We are conducting a two-year, open label safety study in patients that also completed our registrational phase 3 clinical study of ARIKAYCE for CF patients with Pseudomonas lung infections in Europe and Canada. Approximately 75% of the eligible patients that completed our registrational phase 3 clinical study consented to participate in the safety study. The patients in this study will receive ARIKAYCE for up to a two year period, using the same cycles of a 28 day on-treatment period and a 28 day off-treatment period. In February 2014, we reported interim data from our two-year open label extension study which showed a mean increase in relative change in FEV1 which was sustained during both on-treatment and off-treatment months. We expect to use this interim data from this study as part of our regulatory filings with the EMA and Health Canada, which we expect to submit during 2014, and we expect to complete this study in mid-2015.

              ARIKAYCE has been granted orphan drug status in the US and Europe for the treatment of Pseudomonas lung infections in CF patients.

    Development History

              Nonclinical evaluations of ARIKAYCE in relation to Pseudomonas lung infections indicate:

  •
  High concentrations of drug are deposited in the lung, and high levels are maintained for prolonged periods, with low serum concentrations;
  •
  ARIKAYCE penetrates CF sputum and Pseudomonas biofilm;
  •
  ARIKAYCE exhibits antipseudomonal activity in in vitro and in vivo models, including against resistant isolates; and
  •
  Virulence factors secreted by Pseudomonas facilitate the release of amikacin from ARIKAYCE.

              Our predecessor liposomal amikacin formulations for inhalation were evaluated in a series of phase 1 clinical studies involving healthy volunteers and CF patients with Pseudomonas lung infections. The current formulation of ARIKAYCE was evaluated in phase 2 clinical studies in CF patients with Pseudomonas lung infections. We completed two randomized, placebo-controlled phase 2 studies with ARIKAYCE in 105 CF patients with chronic Pseudomonas lung infections in Europe and the US. In these studies, patients in the ARIKAYCE 560 mg cohort demonstrated statistically significant and clinically meaningful improvement in lung function throughout the 28-day on-treatment period compared with placebo. In addition, the improvement in lung function that was achieved at the end of the 28-day on-treatment period was sustained during the 28-day off-treatment period and was statistically significantly better than placebo.

              In a separate follow-on open-label, multi-cycle clinical trial conducted in Europe, ARIKAYCE was given at a dose of 560 mg once daily via an eFlow Nebulizer System for six cycles which consisted of a 28-day on-treatment and 56-day off-treatment period, which is double the standard 28-day off-treatment period. In this clinical study, ARIKAYCE produced a statistically significant improvement in lung function that was sustained over the six cycles (approximately 17 months). In addition, approximately 50% to 70% of the benefit achieved during the 28-day on-treatment periods was sustained at the end of the 56-day off-treatment periods. In other words, ARIKAYCE demonstrated sustained efficacy in lung function improvement during the treatment and off-treatment periods across multiple cycles of therapy. To our knowledge, no other inhaled antibiotic has shown sustained improvement in lung function at the end of a 56-day off-treatment period. In addition, ARIKAYCE was well tolerated with overall adverse events reported as consistent with those expected in a population of CF patients receiving other inhaled medicines.

              In August 2011, we announced that the FDA placed a clinical hold on our phase 3 trial for ARIKAYCE in CF patients with Pseudomonas lung infections, which was lifted in May 2012. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical trial or suspend an ongoing clinical trial. The FDA based its clinical hold decision on an initial review of the results of a long-term rat inhalation carcinogenicity study with ARIKAYCE. When rats were given ARIKAYCE daily by inhalation for two years, 2 of the 120 rats receiving the highest dose developed lung tumors. These rats received ARIKAYCE doses that were within two-fold of those in clinical studies (normalized on a body surface area basis or a lung weight basis). ARIKAYCE was not associated with changes that may lead to tumors in shorter-term studies in animals. Additionally, ARIKAYCE was not shown to be genotoxic in our standard series of tests. The relevance of the observed rat tumors to the use of ARIKAYCE in humans is not known.

              In connection with the FDA's decision to lift the clinical hold for the CF Pseudomonas aeruginosa lung infection indication, we agreed to conduct a 9 month dog inhalation toxicity study of ARIKAYCE. In 2013, we concluded the 9 month the dog inhalation toxicity study. In summary, the final report from the study stated that the lung macrophage response in dogs was similar to that seen in our previous 3 month dosing dog study, and there was no evidence of neoplasia, squamous metaplasia or proliferative changes.

              We expect to reevaluate our plans regarding a US phase 3 clinical trial in CF patients with Pseudomonas lung infection after we receive the results from the ongoing phase 2 clinical trial in NTM patients in the US.

    Strategy for Commercialization

              We currently plan to retain marketing rights for ARIKAYCE for CF patients with Pseudomonas lung infections in certain countries in Europe, and in Canada and the US. We believe ARIKAYCE will require a limited commercial infrastructure in these regions because of the small focused nature of the potential physician prescribing population for CF patients. We may seek to out-license ARIKAYCE in certain countries in Europe, as well as outside of Europe, Canada and the US.

    ARIKAYCE for Non-CF Bronchiectasis Patients with Pseudomonas Lung Infections

    Disease

              We believe ARIKAYCE has the potential to be used to treat non-CF bronchiectasis characterized by Pseudomonas lung infections. However, we are currently concentrating our development efforts on the treatment of Pseudomonas lung infections in CF patients and patients with NTM lung infections. We will evaluate our development and commercialization strategies for this indication when we complete our phase 2 study in patients with NTM infections.

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

    Development Program

              ARIKAYCE was granted orphan drug status in the US for the treatment of bronchiectasis in patients with Pseudomonas or other susceptible pathogens.

              In May 2009 we completed our randomized, placebo controlled US phase 2 study (TR02-107) of ARIKAYCE in the treatment of chronic Pseudomonas infection in non-CF patients with bronchiectasis. In the study, 64 study subjects were randomized (1:1:1) to receive ARIKAYCE 280 mg, ARIKAYCE 560 mg or a placebo on a daily basis during a 28-day on-treatment period. The subjects completed follow-up assessments at the end of a 28-day off-treatment period. This study provided initial evidence of safety, tolerability and clinically meaningful improvement in pulmonary function throughout the on-treatment period in the treatment of chronic Pseudomonas infection in non-CF patients with bronchiectasis.

              In the study both ARIKAYCE 280 mg and ARIKAYCE 560 mg were well tolerated. The adverse events experienced by patients during the study were consistent with underlying chronic lung disease in bronchiectasis patients. There was no evidence of renal toxicity or ototoxicity. Patients in the 560-mg cohort had a slightly higher frequency of dry cough post administration than patients in the 280 mg cohort. Cough was of short duration and self-limiting. One patient discontinued treatment due to dysphonia (hoarseness or difficulty speaking) and cough.

              There was a statistically significant reduction in Pseudomonas density observed in the 560 mg ARIKAYCE cohort relative to the placebo cohort. Patients receiving ARIKAYCE experienced fewer pulmonary exacerbations at a rate of 4.7%, as compared to 10.5% in those receiving placebo. No patients in the ARIKAYCE cohorts required anti-Pseudomonas rescue treatment, whereas 15% of patients in the placebo cohort required treatment. Hospitalization from any cause occurred at a 5.3% rate for patients in the placebo cohort, as compared to a 2.3% rate for patients in the ARIKAYCE cohort. Patients receiving ARIKAYCE achieved improvements in patient respiratory symptoms and quality of life assessments compared with patients receiving placebo.

              Although we believe there is an opportunity to develop ARIKAYCE for non-CF bronchiectasis, we do not intend to initiate further clinical studies with respect to a non-CF bronchiectasis indication until we have completed additional clinical studies for CF patients with Pseudomonas lung infections and for patients with NTM lung infections. Following those studies, we will evaluate whether to develop ARIKAYCE further for non-CF bronchiectasis.

              ARIKAYCE has been granted orphan drug status in the US for the treatment of bronchiectasis in patients with Pseudomonas aeruginosa and other susceptible microbial pathogens.

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

              Liposomes are microscopic membrane shells that contain water. Liposomes usually have a single membrane but can also be designed to have several membrane layers. These layers can be arranged like the layers of an onion or like bubbles inside of larger bubbles. In all cases, there is water in the liposome's core and between each layer. In a liposome drug delivery system, the drug is contained in the liposome and the liposomes are administered to the patient during treatment. Water soluble drugs are located in the liposome's water core, and drugs that do not dissolve in water are located in or associated with the membrane layers.

    For ARIKAYCE

              Nebulized ARIKAYCE is comprised of both amikacin in solution for immediate availability and amikacin inside liposomes for a sustained benefit. These liposomes are efficient delivery vehicles, and we designed ARIKAYCE liposomes for inhalation therapy. ARIKAYCE liposomes are less than 0.3 microns in mean diameter and contain amikacin in the water interior in a very high concentration. The relatively small size of the liposomes aids its ability to penetrate both patient mucus and bacterial biofilm to deliver drug close to bacteria. Our liposomes are highly compatible with lung tissue because they are formed using neutral lipids identical to those found naturally in the lung. The liposomes maintain drug in the lung and thus provide sustained delivery to the lung, which may be important in treating certain bacterial infections that have a significant pulmonary component.

    Charge-Neutral Liposomes

              We believe neutrally charged liposomes may enable greater penetration into the mucus and biofilm, thereby providing higher drug concentrations to kill bacteria which produce the biofilm. The materials found in a patient's mucus have negative charges, and biofilms that are produced by bacteria to protect themselves also have negative charges. Because opposite charges attract each other, positively charged antibiotics, like amikacin, bind to the negatively charged compounds on the surfaces of the mucus and biofilm. This binding prevents effective penetration of positively charged antibiotic drugs into the spaces in which the bacteria are located. Specifically, in the case of Pseudomonas lung infections in CF patients, these barriers are the patient's own sticky mucus and bacteria's protective biofilm. In the case of NTM, the barrier to effective treatment is in gaining access to the interior of infected macrophages. ARIKAYCE liposomes are effective delivery systems that penetrate these barriers and provide high levels of drug in the lung for a long time.

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

              Our liposomal formulation is key to both the retention of amikacin in the lung, which allows once-a-day dosing, and the ability of ARIKAYCE to gain close access to bacteria either within a biofilm, as in the case in CF patients, or within infected macrophages, as in the case of NTM patients. It is localization near the bacteria that may improve efficacy by allowing high concentrations of drug to be delivered where it is needed most.

              With a neutral surface charge and small size, ARIKAYCE liposomes are able to effectively penetrate the thick CF mucus and the bacteria's protective biofilm, both of which we believe restrict the availability of unencapsulated aminoglycosides such as tobramycin and amikacin. ARIKAYCE liposomes are also readily taken up by immune cells in the lung (alveolar macrophages) that "eat"

inhaled particles. When NTM infect these immune cells, the bacteria are usually sheltered against attack from external antibiotics, but with ARIKAYCE, the uptake of the liposomes allows the drug to get inside these cells to attack the organisms.

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

Optimized eFlow Nebulizer System

              If approved for commercialization, we expect that ARIKAYCE will be administered once daily via inhalation using an eFlow Nebulizer System, optimized specifically for ARIKAYCE by PARI, a third-party vendor. For additional information about PARI and our contractual relationship with PARI, see "—Manufacturing" and "—License and Collaboration Agreements."

              The optimized eFlow Nebulizer System is a medical device that uses PARI's patented eFlow technology to enable highly efficient delivery of inhaled medication, also called aerosolization, including liposomal formulations via a vibrating, perforated membrane that includes thousands of specially designed laser-drilled holes, which aids the delivery of ARIKAYCE to the lung. We believe the optimized eFlow Nebulizer System is state of the art and highly efficient. The eFlow Nebulizer System delivers a very high density of active drug, in a precisely defined and controlled droplet size, with a high proportion of respirable droplets delivered in a relatively short period of time. In addition, the eFlow Nebulizer System has a quiet mode of operation, is small in size, light weight and provides for optional battery-powered operation. We believe that using the eFlow Nebulizer System to deliver ARIKAYCE will reduce treatment time and ease the patient's treatment burden and thereby potentially improve patient compliance. We believe that improved compliance with the prescribed treatment regimen may lead to a reduction in the development of antibiotic resistance by increasing the exposure of the infection to the minimum inhibitory concentration of antibiotic and therefore may ultimately lead to clinical benefit.

MANUFACTURING OF ARIKAYCE

              The ARIKAYCE used in our clinical studies is manufactured for us by Ajinomoto Althea, Inc. (Althea), a third-party contract manufacturing organization in the US. We are working with Althea to develop commercial production capabilities for AIRKAYCE. Our agreement with Althea provides for a term expiring July 2014, subject to an earlier termination upon the provision of 180 days' notice by either party, or in the event of an uncured material breach, certain bankruptcy or liquidation events, or upon the occurrence of certain other specified termination events. We are negotiating with Althea to extend the manufacture of ARIKAYCE at Althea beyond July 2014. There can be no assurance that we will enter into an agreement to extend the manufacture or that we will enter into an agreement on terms favorable to us.

              In February 2014, we entered into an agreement with Therapure Biopharma Inc. ("Therapure") for the manufacture of the Company's product ARIKAYCE at the larger scales necessary to support commercialization. Pursuant to the agreement, the Company and Therapure will collaborate to construct a production and quality control area for the manufacture and testing of ARIKAYCE in Therapure's existing manufacturing facility in Mississauga, Ontario, Canada. Therapure will manufacture ARIKAYCE for the Company on a non-exclusive basis. The agreement has an initial term of five years from the first date on which Therapure delivers ARIKAYCE to us after we obtain permits related to the manufacture of ARIKAYCE.

              We are also exploring the possibility of establishing our own manufacturing facilities in New Jersey in order to support clinical studies and to support in the commercial launch of ARIKAYCE.

              All sites of manufacture of ARIKAYCE use the technology developed and optimized by us. We and all our manufacturing partners must comply with applicable regulations relating to the current good manufacturing practices (cGMP) regulations of regulatory agencies. The cGMP regulations include requirements relating to the organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. We believe that all facilities will meet cGMP requirements for the sterile manufacturing of finished ARIKAYCE product.

              The eFlow nebulizer system is manufactured by PARI under the names PARI Pharma GmbH in Europe and PARI Respiratory Equipment, Inc., in the US. PARI manufactures eFlow nebulizer systems utilizing technology licensed, developed and optimized within its company and produces several commercially available eFlow technology based products for use in Europe, North America and other countries. PARI maintains facilities and equipment necessary to support manufacture of eFlow nebulizers for use with ARIKAYCE. PARI must comply with applicable governmental regulations relating to medical device production in each country of manufacture. We will continue to work with PARI to address our manufacturing needs for our clinical program and plan for commercialization. For additional information about PARI and our contractual relationships with PARI, see "—License Agreements and Collaboration Agreements."

              We seek to maintain the quality of our suppliers through quality agreements and our vendor audit program.

IPLEX

              In addition to the ARIKAYCE development program, we have a second proprietary compound, IPLEX®, which is IGF-1, with its natural binding protein, IGFBP-3. IPLEX is no longer a development priority for us. We no longer have protein development capability or the in-house capability to manufacture IPLEX. Previously, under the proprietary IPLEX protein platform, we maintained an expanded access program for amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig's disease) until drug supplies were exhausted at the end of 2011. It is our intention to seek licensing partners for the IPLEX development programs. In 2012, we out-licensed the IPLEX technology to Premacure Holdings AB and Premacure AB of Sweden (collectively, "Premacure") for retinopathy of prematurity indication. In March 2013, we amended the Premacure License Agreement to provide Premacure with the option to pay us $11.5 million and assume any of our royalty obligations to other parties in exchange for a fully paid license. In March 2013, Shire plc announced that they acquired Premacure. In April 2013 Shire exercised this option and paid us $11.5 million, and as a result we are not entitled to future royalties from Shire.

INTELLECTUAL PROPERTY

Patents and Trade Secrets

              We own or license rights to more than 200 issued patents and pending patent applications in the US and in foreign countries, including more than 90 issued patents and pending patents related to

ARIKAYCE. Our success depends in part on our ability to maintain proprietary protection surrounding our product candidates, technology and know-how; to operate without infringing the proprietary rights of others; and to prevent others from infringing our proprietary rights. We actively seek patent protection by filing patent applications, including both new inventions and improvements of existing technology that are important to the development of our business in the US, Europe, Canada and selected other foreign markets that we consider key for our product candidates. These international markets generally include Australia, Japan, China, India, Israel and Mexico.

              Our patent strategy includes obtaining patent protection, where possible, on compositions of matter, methods of manufacture, methods of use, methods of treatment, dosing and administration regimens and formulations. We also rely on trade secrets, know-how, continuing technological innovation, in-licensing and partnership opportunities to develop and maintain our proprietary position.

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

              In the U.S., we own patents that, upon ARIKAYCE approval, would be listed in the FDA Orange Book that cover the ARIKAYCE composition and its use in treating lung infections, including Pseudomonas and NTM. Four such patents are U.S. Patent No. 7,544,369 (expires June 6, 2025), U.S. Patent No. 7,718,189 (expires June 6, 2025), U.S. Patent No. 8,226,975 (expires August 15, 2028), and U.S. Patent No. 8,632,804 (expires December 5, 2026). We also have four allowed and nine pending U.S. patent applications. Two patents have been granted by the European Patent Office and five applications are pending. Twenty nine patents have also issued in major foreign markets, e.g., Japan, China, Korea, Australia, and India, which cover ARIKAYCE and methods of using ARIKAYCE for treating lung infections. Forty one foreign patent applications are pending that cover the ARIKAYCE composition and its use in treating lung infections, including Pseudomonas and NTM. We anticipate that in the U.S., we will have potential patent coverage for ARIKAYCE and its use in treating lung infections, including Pseudomonas and NTM, through at least February 2029, which includes an additional six months of pediatric exclusivity.

              In addition to the intellectual property already granted to us, we were recently informed of the following:

  •
  The U.S. Patent and Trademark Office (USPTO) granted U.S. Patent Application No. 13/527,213 for ARIKAYCE on January 21, 2014 as U.S. Patent No. 8,632,804, entitled, "Lipid-based compositions of anti-infectives for treating pulmonary infections and methods of use thereof." Once granted, it will provide exclusivity at least through December 5, 2026. This new patent will cover a method for treating a pulmonary infection, including a Pseudomonas aeruginosa and a mycobacterial infection, among others, in a cystic fibrosis patient, with an aerosolized pharmaceutical formulation comprising an aminoglycoside together with our liposomal delivery technology. Specifically, the patent will cover a method for treating a pulmonary infection in a cystic fibrosis patient comprising administering to the patient an aerosolized composition comprising ARIKAYCE.

  •
  The USPTO granted U.S. Patent Application No. 13/666,420 for ARIKAYCE on February 4, 2014 as U.S. Patent No. 8,642,075, entitled, "Lipid-based compositions of anti-infectives for treating pulmonary infections and methods of use thereof." It will provide exclusivity at least through December 5, 2026. This new patent will cover an aerosolized composition of our novel, once-daily inhalation formulation comprising amikacin and liposomal delivery technology for the treatment of pulmonary infections, including Pseudomonas aeruginosa and mycobacterial infections, among others.
  •
  The USPTO intends to grant U.S. Patent Application No. 13/664,181 for ARIKAYCE in a patent titled, "Lipid-based compositions of anti-infectives for treating pulmonary infections and methods of use thereof." Once granted, it will provide exclusivity at least through December 5, 2026. This new patent will cover a method for treating or providing prophylaxis against a mycobacterial infection with an aerosolized pharmaceutical formulation the patent comprising an aminoglycoside together with our liposomal delivery technology.
  •
  The USPTO intends to grant U.S. Patent Application No. 13/675,559 for ARIKAYCE on March 18, 2014 as U.S. Patent No. 8,673,348 in a patent titled, "Lipid-based compositions of anti-infectives for treating pulmonary infections and methods of use thereof." Once granted, the patent will provide exclusivity at least through December 5, 2026. This new patent will cover a method for treating a Pseudomonas aeruginosa infection in a patient, with an aerosolized pharmaceutical formulation comprising an aminoglycoside together with our liposomal delivery technology. Specifically, the patent will cover a method for treating a Pseudomonas aeruginosa infection comprising administering to the patient an aerosolized composition comprising ARIKAYCE.
  •
  The USPTO intends to grant U.S. Patent Application No. 13/675,587 for ARIKAYCE on March 18, 2014 as U.S. Patent No. 8,673,349 in a patent titled, "Lipid-based compositions of anti-infectives for treating pulmonary infections and methods of use thereof." Once granted, the patent will provide exclusivity at least through December 5, 2026. This new patent will cover a method for treating a Burkholderia infection in a patient, with an aerosolized pharmaceutical formulation comprising an aminoglycoside together with our liposomal delivery technology. Specifically, the patent will cover a method for treating a Burkholderia infection comprising administering to the patient an aerosolized composition comprising ARIKAYCE.
  •
  On September 4, 2013, the European Patent Office granted Patent No. 1909759 entitled "Sustained Release of Anti-infective Aminoglycosides" for ARIKAYCE. The granted patent provides protection for novel anti-infective formulations comprising an aminoglycoside and our liposomal delivery technology, including ARIKAYCE. The composition of matter patent provides exclusivity in all the available European Patent Office's member states, at least through July 19, 2026. The granted patent also includes claims relating to the use of the aforementioned aminoglycoside/lipid formulations for treating pulmonary infections, including those caused by Pa lung infections and certain mycobacterial infections, among others.
  •
  On October 16, 2013, the European Patent Office granted EU Patent No. 1581236, for ARIKAYCE in a patent titled, "Sustained release of anti-infectives." This patent provides exclusivity at least through October 29, 2023 in all of the available European Patent Office member states. The patent provides protection for the use of ARIKAYCE's formulation comprising amikacin and liposomal delivery technology for the treatment of pulmonary infections in CF patients. Specifically, the patent includes claims relating to the use of the aforementioned formulation for treating Pseudomonas aeruginosa pulmonary infections, as well as certain mycobacterial infections, among others.

              Through our agreements with PARI, we have license rights to U.S. and foreign patents and applications that cover the eFlow Nebulizer System medical device. We have rights to use the nebulizers in clinical trials and, pursuant to its agreements with us, PARI has agreed to negotiate in good faith and enter into a commercial supply agreement.

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

License and Collaboration Agreements

    License Agreements and Other Collaboration Agreements Relating to ARIKAYCE

              PARI Pharma GmbH—We currently have a licensing agreement with PARI for use of the optimized eFlow Nebulizer System for delivery of ARIKAYCE in treating patients with CF, bronchiectasis, and NTM infections. Under the licensing agreement, we have rights to several US and foreign issued patents, and patent applications involving improvements to the optimized eFlow Nebulizer System. We currently have rights to use the nebulizers in clinical trials and PARI has agreed to negotiate in good faith and enter into a commercial supply agreement.

              We are obligated under this licensing agreement to use commercially reasonable efforts to develop, commercialize, market, and sell ARIKAYCE for use in CF indications in one or more countries (and at least in the US). Under the licensing agreement, we paid PARI an upfront license fee and PARI is entitled to receive milestone payments up to an aggregate of €4.3 million either in cash, qualified stock or a combination of both, at PARI's discretion, based on achievement of certain future milestone events including first acceptance of MAA submission (or equivalent in the US) of ARIKAYCE and the device, first receipt of marketing approval in the US for ARIKAYCE and the device, and first receipt of marketing approval in a major EU country for ARIKAYCE and the device, and NDA acceptance and regulatory approval of ARIKAYCE. In addition, PARI is entitled to receive royalty payments in the mid-single digits on the net commercial sales of ARIKAYCE pursuant to the licensing agreement, subject to certain specified annual minimum royalties.

              This license agreement will remain in effect on a country-by-country basis until the final royalty payments have been made with respect to the last country in which ARIKAYCE is sold, or until the agreement is otherwise terminated by either party. We have the right to terminate this license agreement upon written notice for PARI's uncured material breach, if PARI is the subject of specified bankruptcy or liquidation events, or if PARI fails to reach certain specified milestones. PARI has the right to terminate this license agreement upon written notice for our uncured material breach, if we are the subject of specified bankruptcy or liquidation events, if we assign or otherwise transfer the agreement to a third party that does not agree to assume all of our rights and obligations set forth in the agreement, or if we fail to reach certain specified milestones.

              Cystic Fibrosis Foundation Therapeutics, Inc.—In 2005 and 2009, we entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby we received $1.7 million and $2.2 million for each respective agreement in research funding for the development of

ARIKAYCE. If ARIKAYCE becomes an approved product for CF in the US, we will owe a payment to CFFT of up to $13.4 million that is payable over a three-year period after approval as a commercialized drug in the US. Furthermore, if certain sales milestones are met within 5 years of the drug commercialization approval in the US, we would owe an additional payment of $3.9 million.

              National Institutes of Allergy and Infectious Diseases—In 2012, we entered into a cooperative research and development agreement (CRADA) with National Institutes of Allergy and Infectious Diseases (NIAID) to evaluate the safety and efficacy of ARIKAYCE in patients with NTM lung disease in our phase 2 clinical study. NIAID agreed to provide biostatistical advisory input in connection with the phase 2 NTM study. If we decide not to continue with the commercialization of ARIKAYCE in NTM, NIAID will have the right to complete the clinical trial. Further NIAID may elect to pursue its rights to obtain license rights to certain inventions made under the CRADA.

    License Agreements and Other Collaboration Agreements Relating to Other Compounds

              Ipsen and Genentech—In March 2007, we were granted a license or sublicense as applicable to patents held by Ipsen and Genentech to develop IPLEX in certain medical indications in the US and foreign territories. In November 2008 we gained Royalty-Free Worldwide Rights for IPLEX from Ipsen and Genentech in connection with potential expanded access ALS programs.

              NAPO Pharmaceuticals—In January 2007, we entered into an agreement with NAPO Pharmaceuticals, whereby we granted NAPO a license for INSM-18 also known as Masoprocal. The license gives NAPO the right to develop, manufacture and commercialize Masoprocal products for any indications relating specifically to diabetes, cardiac disease, vascular disease, metabolic disease and Syndrome X. The agreement calls for payments from NAPO to us upon the achievement of certain milestones which have not yet been met.

              TriAct—In December 2010, we entered into an agreement with TriAct Therapeutics Inc. ("TriAct") whereby we granted TriAct an exclusive license for INS-18 also known as Masoprocal. The license gives TriAct the right to develop, manufacture and commercialize Masoprocal products for any indications relating specifically to oncology. The agreement calls for the issue of TriAct common stock to Insmed upon the achievement of certain milestones. To date, no milestones have been achieved and no common stock has been received.

              Eleison—In February 2011, we entered into an agreement with Eleison Pharmaceuticals whereby we granted Eleison an exclusive license for Inhaled CISPLATIN Lipid Complex. The license gives Eleison the right to develop, manufacture and commercialize inhaled CISPLATIN Lipid Complex for cancers affecting the lung. Payments totaling $1.0 million were received in 2011 and were recorded in license fees.

              Premacure (now Shire plc)—In May 2012, we entered into an agreement with Premacure pursuant to which we granted to Premacure an exclusive, worldwide license to develop manufacture and commercialize IGF-1, with its natural binding protein, IGFBP-3, for the prevention and treatment of complications of preterm birth (the "Premacure License Agreement"). In March 2013, we amended the Premacure License Agreement to provide Premacure with the option to pay us $11.5 million and assume any of our royalty obligations to other parties in exchange for a fully paid license. In March 2013, Shire plc announced that they acquired Premacure. In April 2013 Shire exercised this option and paid us $11.5 million, and as a result we are not entitled to future royalties from Shire.

Trademarks

              In addition to our patents and trade secrets, we have filed applications to register certain trademarks in the US and/or abroad, including INSMED, ARIKACE, ARIKAYCE, and IPLEX. At present, we have received either registration or a notice of allowance for these marks from the US Patent and Trademark Office. We have also received foreign allowances or issued foreign registrations for certain of these marks. In December 2012, we learned that the EMA had no objection to our use of the name ARIKACE. In early 2014, we learned that the FDA approved our use of the name ARIKAYCE as our proposed trade name for our liposomal amikacin for inhalation product candidate. Our ability to obtain and maintain trademark registrations will in certain geographical locations depend on making use of the mark in commerce on or in connection with our products and approval of the trademarks for our products by regulatory authorities in each country.

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

Major Competitors for ARIKAYCE

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

              Novartis has two products for the treatment of Pseudomonas lung infections in CF patients. Tobi inhaled solution was the first inhaled antibiotic to be approved by the FDA for the treatment of CF patients with Pseudomonas lung infections and has been sold in the US since January 1998. Tobi inhaled solution requires administration twice daily for approximately 15 to 20 minutes per treatment for a daily total of approximately 30 to 40 minutes per day. Tobramycin inhalation powder, also known as TIP or Tobi Podhaler®, is a dry powder version of tobramycin approved by the EMA in 2011 and FDA in 2013 for use by CF patients with Pseudomonas. TIP requires administration twice daily for approximately 5 to 10 minutes per treatment for a daily total of 10 to 20 minutes per day. The Tobi products continue to be the most used products in Europe and the US.

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

              In addition, we are aware of at least two other companies, Aptalis Pharmaceuticals and KaloBios Pharmaceuticals, which have products potentially competitive to ARIKAYCE currently in development.

              Market data on marketed competitors for the treatment of Pseudomonas lung infections in CF patients as reported by the individual companies is summarized below.

Competitor	Product/Product Candidate for Pseudomonas Lung Infections in CF Patients	Class of Product	Key Marketing Approvals	Estimated Annual Sales (millions)
Novartis	Tobi (Tobramycin Inhalation Solution or TIS)	Aminoglycoside	Europe, US and Canada	$ 387 (combined)

Novartis	Tobi Podhaler (Tobramycin Inhalation Powder or TIP)	Aminoglycoside	Europe, US and Canada
Gilead	Cayston (Aztreonam for Inhalation Solution)	Monobactam	Europe and US	Not reported
Forest	Colomycin (Colistimethate Sodium for Inhalation)	Polymyxin	Europe	Not reported
Forest	Colobreathe (Colistimethate Sodium Powder)	Polymyxin	Europe	Not reported
Chiesi	Bramitob® and BETHKIS (Tobramycin Inhalation Solution)	Aminoglycoside	Europe and US	Not reported
Aptalis Pharmaceuticals	Aeroquin™ (Inhaled Levofloxacin)	Flouroquinolone	None—phase 3 (data reported)	Not approved
KaloBios Pharmaceuticals	KB001-A (IV administered PEGylated mAb fragment)	Monoclonal Antibody	None—phase 2 (initiated January 2013)	Not approved

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

    United States

              Under the Orphan Drug Act (ODA), the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition ("rare" generally meaning that it affects fewer than 200,000 individuals in the US) if it meets certain criteria specified in the ODA and FDA's implementing regulations at 21 CFR Part 316. After the FDA grants orphan drug designation, the generic identity of the drug and the specific potential uses for which it has obtained designation are disclosed publicly by the FDA.

              Orphan drug designation qualifies the drug sponsor for various development incentives of the ODA, including tax credits for qualified clinical testing, and a waiver of the NDA application user fee (unless the application includes an indication for other than the rare disease or condition for which the drug was designated). It also provides the potential for certain exclusivity benefits. However, it does not convey any advantage in or shorten the duration of the regulatory review and approval process, and safety and effectiveness of a drug must still be established through adequate and well-controlled studies. The first NDA applicant with FDA orphan drug designation for a particular active ingredient to actually receive FDA approval of the designated drug for the indication for which it has such designation, is entitled to a seven-year exclusive marketing period, often referred to as orphan drug exclusivity, in the US for that product and indication. During the orphan drug exclusivity period, the FDA may not approve any other applications to market the same drug for the same indication for use, except in limited circumstances, such as a showing of clinical superiority to the product that has orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

Drug Approval

    Europe

              To obtain approval of a drug under EU regulatory systems, we may submit marketing authorizations either under a centralized or decentralized procedure. These procedures apply in the EU member states, plus the European Economic Area countries, Iceland, Lichtenstein, and Norway. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes and for orphan drugs and is optional for those which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states. Under this procedure, an applicant submits an application, including a summary of product characteristics and proposed labeling and packaging, to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state's assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states.

    United States

              In the US, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (FDCA) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable US requirements at any time during the product development process, approval process or after approval may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, FDA refusal to approve and even accept for review pending new drug applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties, and criminal prosecution.

              Pharmaceutical product development in the US typically involves:

  •
  Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA's good laboratory practice, or GLP, regulations;
  •
  Submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
  •
  Approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
  •
  Performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug for each indication;
  •
  Submission to the FDA of a NDA;
  •
  Satisfactory completion of an FDA advisory committee review, if applicable;
  •
  Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity; and
  •
  FDA review and approval of the NDA.

              Adequate and well-controlled clinical trials to must be conducted to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

    Preclinical Studies

              Preclinical studies include laboratory evaluation of product chemistry, formulation and toxicity, pharmacology, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices and the Animal Welfare Act. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical trial protocol, among other things, to the FDA as part of an IND. Certain non-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

    Clinical Trials

              Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. subjects (patients and healthy volunteers) and subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and there are additional, more frequently reporting requirements if serious adverse events occur.

              A study sponsor might choose to discontinue a clinical trial or a clinical development program for a variety of reasons. The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients or subjects. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions.

              Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap or be combined. For phase 1, the initial introduction of the drug into healthy human subjects or patients with the target disease or condition, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population with the target disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in phase 2 evaluations, phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, in order to generate enough data to statistically evaluate the drug for potential approval, to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.

              In some cases, FDA may condition approval of a NDA for a product candidate on the sponsor's agreement to conduct additional clinical trials to further assess the drug's safety and effectiveness after NDA approval. Such post-approval trials are typically referred to as phase 4 studies. In some circumstances, the FDA may also order a sponsor to conduct post-marketing clinical trials after approval of the product, if new safety information arises raising questions about the drug's risk-benefit profile. Those clinical trials are typically referred to as Post-Marketing Requirements, or PMRs.

    NDA Application

              After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the US. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees. These fees are typically increased annually.

              The FDA has 60 days from its receipt of a NDA to determine whether the application will be accepted for filing based on the FDA's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Under Prescription Drug User Fee Act guidelines that are currently in effect, the FDA has a goal of twelve months from the date of the receipt of a standard nonpriority NDA to review and act on the submission for a drug considered to be a new molecular entity, or eight months for a priority NDA for such drug. The review process may be extended by FDA for three additional months to consider certain information or clarification regarding information already provided in the submission.

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

              Before approving a NDA, the FDA will typically inspect one or more clinical sites to assure compliance with Good Clinical Practice. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practices is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

              After the FDA evaluates the NDA and the manufacturing and testing facilities, it issues either an approval letter or a complete response letter. Complete response letters generally outline the deficiencies in the submission and delineate the additional testing or information needed in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

              An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require substantial post-approval testing and surveillance to monitor the drug's safety or efficacy and may impose other conditions, including labeling restrictions that can materially affect the potential market and profitability of the drug. The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan to mitigate any identified or suspected serious risks. The REMS could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

              Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which FDA cannot approve an ANDA for a generic drug that includes the change.

              Market and data exclusivity provisions under the FDCA can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of a NDA for a new chemical entity (also referred to as "NCE"). A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period for a new chemical entity, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company that references the previously approved drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

              The FDCA also provides three years of marketing exclusivity for a NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

              After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug's testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval) up to a maximum of five years. The time can be shortened if FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which a NDA has not been submitted.

    Fast Track Designation and Priority Review

              The FDA has various programs, including fast track designation and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs that meet certain qualifications. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

              Increasing rates of bacterial and fungal infections and resistance to current therapies, along with associated high rates of mortality, led to the 2012 passage of the Generating Antibiotic Incentives Now (GAIN) Act in the United States. The GAIN Act established incentives for the development of new therapies for serious and life-threatening infections by making streamlined priority review and fast track processes available for drugs which the FDA designates as Qualified Infectious Disease Products, or QIDPs. To qualify for designation as a QIDP according to the criteria established in the GAIN Act a product must be an antibacterial or anti-fungal drug for human use intended to treat serious or life-threatening infections, including: those caused by an anti-fungal resistant pathogen, including novel or emerging infectious pathogens; or caused by qualifying pathogens listed by the FDA in accordance with the GAIN Act.

              Under the fast track program generally, the sponsor of an IND may request FDA to designate the drug candidate as a fast track drug if it is intended to treat a serious condition and fulfill an unmet medical need. FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor's request. Once FDA designates a drug as a fast track candidate, it is required to facilitate the development and expedite the review of that drug by providing more frequent communication with and guidance to the sponsor.

              In addition to other benefits such as the ability to have more interactions with FDA, FDA may initiate review of sections of a fast track drug's NDA before the application is complete. This rolling review is available if the applicant provides and FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, FDA's time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, the fast track designation may be withdrawn by FDA if FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

              Under FDA policies, a drug candidate is generally eligible for priority review, or review within an eight-month time frame from the time an NDA is submitted, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track designated drug candidate would ordinarily meet FDA's criteria for priority review. The FDA makes its determination of priority or standard review during the 60-day filing period after a NDA submission, and the GAIN Act establishes priority review for QIDPs.

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

              FDA is divided into various branches, or Centers, by product type. Different Centers typically review drug, biologic, or device applications. In order to review an application for a combination product, the FDA must decide which Center should be responsible for the review. FDA regulations require that FDA determine the combination product's primary mode of action, or PMOA, which is the single mode of a combination product that provides the most important therapeutic action of the combination product. The Center that regulates that portion of the product that generates the PMOA becomes the lead evaluator. If there are two independent modes of action, neither of which is subordinate to the other, the FDA makes a determination as to which Center to assign the product based on consistency with other combination products raising similar types of safety and effectiveness questions or to the Center with the most expertise in evaluating the most significant safety and effectiveness questions raised by the combination product. When evaluating an application, a lead Center may consult other Centers and apply the standards that would be applicable but still retain complete reviewing authority, or it may collaborate with another Center, by which the Center assigns review of a specific section of the application to another Center, delegating its review authority for that section. Typically, the FDA requires a single marketing application submitted to the Center selected to be the lead evaluator, although the agency has the discretion to require separate applications to more than one Center. One reason to submit multiple evaluations is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity. If multiple applications are submitted, each may be evaluated by a different lead Center.

              Like their constituent products—drugs and devices—combination products are highly regulated and subject to a broad range of postmarketing requirements including cGMPs, adverse event reporting, periodic reports, labeling and advertising requirements and restrictions.

    Antibiotic Exclusivity

              If FDA designates a drug product as a QIDP, and if that product is approved, FDA will extend by an additional five years any non-patent marketing exclusivity period awarded, such as a five-year exclusivity period awarded for a new chemical entity or a seven-year exclusivity period awarded for an approved product with orphan designation. For example, an approved product with orphan designation and QIDP designation would have twelve years of marketing exclusivity. This exclusivity applies only with respect to drugs that are first approved on or after July 9, 2012.

              A drug sponsor may request that FDA designate its product as a QIDP at any time prior to NDA submission. FDA must make a QIDP determination within 60 days of receiving the designation request. Any NDA for a drug designated as a QIDP will be granted priority review.

    Disclosure of Clinical Trial Information

              Under U.S. and certain foreign laws intended to improve clinical trial transparency sponsors of clinical trials are in many cases required to register and disclose information about their clinical trials. This can include information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated in many cases to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly-available information to gain knowledge regarding the progress of development programs.

Other US Postmarketing Regulatory Requirements

              Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet.

              Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. A NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

              Adverse event reporting and submission of periodic reports is required following FDA approval of a NDA. The FDA also may require postmarketing testing, known as phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

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

              In addition to the potential postmarketing commitments and requirements noted above (for example, phase 4 studies, REMS) drugs manufactured or distributed pursuant to FDA approvals are subject to a broad array of extensive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

              In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.

              Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

  •
  Restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
  •
  Warning letters or holds on post-approval clinical trials;
  •
  Refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
  •
  Product seizure or detention, or refusal to permit the import or export of products; or
  •
  Injunctions or the imposition of civil or criminal penalties.

              The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

              In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

    United States

              Under the Pediatric Research Equity Act of 2003, or PREA, NDAs and NDA supplements must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may, on its own initiative or at the request of an applicant, grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted. Under the Best Pharmaceuticals for Children Act (BPCA), pediatric research is incentivized by the possibility of six additional months of pediatric exclusivity, which if granted, is added to existing exclusivity periods and patent terms listed for the applicable drug in the FDA's Orange Book at the time the sponsor satisfies FDA's "written request" for pediatric research. Sponsors may negotiate the terms of the written request during drug development. While the sponsor of an orphan designated drug may not be required to perform pediatric studies under PREA, they are eligible to participate in the incentives under the BPCA.

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

    Health Canada

              Health Canada (HC) is the government agency that provides regulatory and marketing approval for drugs and therapeutic products in Canada. The upcoming Legislative and Regulatory Modernization (LRM) is the most significant drug regulatory system reform in Canada in more than 50 years and is expected to overhaul Canada's Food and Drugs Act and Regulations. The LRM supports a 'lifecycle' regulatory approach and is focused on strengthening evidence-based decision making, good regulatory planning, licensing, post-licensing, accountability, authority and enforcement. Through this framework, HC intends to improve the market authorization process and implement necessary regulatory frameworks. In October 2010, HC accelerated its modernization efforts. This included the proposed regulatory pathways for Orphan Drugs (harmonized with US/EU regulations).

    Japan

              The Minister of Health, Labour and Welfare is the government agency that provides regulatory approval for pharmaceutical products in Japan. Parties engaged in manufacture or sale of products in Japan must receive the approval of the Minister of Health, Labour and Welfare. The Pharmaceutical Affairs Law of Japan requires a license for marketing authorization when importing to Japan and selling pharmaceutical products manufactured in other countries. It also requires a foreign manufacturer to get each of its manufacturing sites certified as a manufacturing site of pharmaceutical products to be marketed in Japan. To receive a license for marketing authorization, the manufacturer or seller must, at the very least, employ the certain manufacturing marketing, quality and safety personnel. A license for marketing authorization may not be granted if the quality management methods and postmarketing safety management methods applied with respect to the pharmaceutical product fail to conform to the standards stipulated in the ordinances promulgated by the Ministry of Health, Labour and Welfare.

              In addition to the licensing requirements for entities that engage in manufacturing, importing and sales of medical products as mentioned above, the law also requires that the medical products have obtained approval before they are marketed and sold in Japan. The process for the approval includes such elements as evaluation and testing of trustworthiness of the clinical trial, testing of quality, efficacy, absorption and egestion, toxicity, and safety of the products. The time required for the approval process varies depending on the product, but it can be years. The product also needs approval for pricing to be applied for redemption of health insurance. The medical products which once are approved and marketed are also subject to regular post-marketing vigilance of safety and quality under the standards of Good Manufacturing Practice.

Medical Device Regulation

              If approved, ARIKAYCE will be administered via inhalation through an optimized eFlow Nebulizer System, which is a medical device that is also subject to extensive government regulation. The optimized eFlow Nebulizer System is approved in the EU, and it must be approved in any country in which we intend to commercialize ARIKAYCE.

              Medical devices may seek and receive marketing authorization from FDA as stand-alone devices, or in some cases, may seek and receive marketing authorization as part of a combination product. In either case, the ultimate product will need to satisfy FDA requirements. The basic pathways for marketing authorization for devices in the United States are 510(k) clearance.

              Medical devices are also subject to certain post-clearance, post-approval requirements. Those requirements include continuing Quality System compliance, Medical Device Reporting, and requirements governing labeling and promotional advertising.

              In addition to regulations in the US, we will be subject to a variety of regulations in other jurisdictions governing the medical device. Whether or not we obtain FDA approval for a product and the medical device that will be used with ARIKAYCE, we must obtain approval of a product and the medical device by the comparable regulatory authorities of countries outside the US before we can commence marketing of the product in those countries. The requirements for approval and the approval process vary from country to country, and the time may be longer or shorter than that required for FDA approval.

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

Reimbursement of Pharmaceutical Products

              In the US, many independent third-party payers, as well as the Medicare and state Medicaid programs, reimburse buyers of pharmaceutical products. Medicare is the federal program that provides health care benefits to senior citizens and certain disabled and chronically ill persons. Medicaid is the need-based federal and state program administered by the states to provide health care benefits to certain persons. In return for including our pharmaceutical commercial products in the Medicare and Medicaid formularies, making them eligible for federally funded payments, we will need to agree to pay a rebate to state Medicaid agencies that provide reimbursement for those products. We will also have to agree to sell our commercial products under contracts with the Department of Veterans Affairs, Department of Defense, Public Health Service, and numerous other federal agencies as well as certain hospitals that are designated as 340B covered entities (entities designated by federal statutes to receive drugs at discounted prices) at prices that are significantly below the price we charge to commercial pharmaceutical distributors. These programs and contracts are highly regulated and will impose restrictions on our business. Failure to comply with these regulations and restrictions could result in a loss of our ability to continue receiving reimbursement for our drugs once approved. Medicare and Medicaid programs may also seek penalties for improper marketing, including off-label marketing, of our drugs.

              Different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

Healthcare Law and Regulation/Fraud and Abuse Laws

              Healthcare providers, physicians and third-party payors (government or private) often play a primary role in the recommendation and prescription of health care products. In the U.S., numerous detailed requirements apply to government and private health care programs, and a broad range of federal and state fraud and abuse and transparency laws are relevant to pharmaceutical companies. Federal and state healthcare laws and regulations in these areas include the following:

  •
  The federal anti-kickback;
  •
  The federal civil False Claims Act;
  •
  The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and similar state privacy laws;

  •
  The federal criminal false statements statute;
  •
  The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program; and
  •
  Analogous and similar state laws and regulations.

EMPLOYEES

              As of December 31, 2013, we had a total of 61 employees, including 25 in research, clinical, regulatory and quality assurance; 18 in technical operations, manufacturing and quality control; and 18 in general and administrative functions, including pre-commercial activities. We anticipate additional hires in 2014.

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

AVAILABLE INFORMATION

              We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act. We make available on our website at http://www.insmed.com, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC. The public can also obtain materials that we file with the SEC through the SEC's website at http://www.sec.gov or at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 800-SEC-0330.

              Also available through our website's "Investor Relations Corporate Governance" page are charters for the Audit, Compensation and Nominations and Governance committees of our board of directors, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics.

              The references to our website and the SEC's website are intended to be inactive textual references only. Neither the contents of our website, nor the contents of the SEC's website, are incorporated by reference in this Annual Report on Form 10-K.

FINANCIAL INFORMATION

              The financial information required under this Item 1 is incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.

ITEM 1A.        RISK FACTORS

              Our business is subject to substantial risks and uncertainties. Any of the risks and uncertainties described below, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, or the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Form 10-K (please read the "Cautionary Note Regarding Forward-Looking Statements" appearing at the beginning of this Form 10-K). The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations, prospects and the value of an investment in our common stock and could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements.

Risks Related to Development and Commercialization of our Product Candidates

Our near term prospects are highly dependent on the success of our most advanced product candidate, ARIKAYCE. If we are unable to successfully complete the development of, obtain regulatory approval for, and successfully commercialize ARIKAYCE, our business and the value of our common stock may be materially adversely affected.

              We are investing substantially all of our efforts and financial resources in the development of ARIKAYCE, our most advanced product candidate. Our ability to generate product revenue from ARIKAYCE, which may not occur for at least the next year or two, if ever, will depend heavily on the successful completion of development of, receipt of regulatory approval for and commercialization of, ARIKAYCE.

              Positive results from preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from earlier clinical trials of a drug candidate may not be replicated in later clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in earlier stages of development. Accordingly, the results of the completed clinical trials for ARIKAYCE may not be predictive of the results we may obtain in our clinical trials currently in progress or other trials. We do not expect ARIKAYCE or any other drug candidates we may develop to be commercially available for at least a year, if at all.

We have not completed the research and development stage of ARIKAYCE or any other product candidates other than IPLEX, which we no longer market. If we are unable to successfully commercialize ARIKAYCE or any other products, it may materially adversely affect our business, financial condition, results of operations and our prospects.

              Our long-term viability and growth depend on the successful commercialization of ARIKAYCE and potentially other product candidates that lead to revenue and profits. Pharmaceutical product development is an expensive, high risk, lengthy, complicated, resource intensive process. In order to conduct the development programs for our products, we must, among other things, be able to successfully:

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

              The development program with respect to any given product will take many years and thus delay our ability to generate profits. In addition, potential products that appear promising at early stages of development may fail for a number of reasons, including the possibility that the products may require significant additional testing or turn out to be unsafe, ineffective, too difficult or expensive to develop or manufacture, too difficult to administer or unstable. If we do not proceed with the development of our ARIKAYCE program in the CF or NTM indications, certain organizations that provided funding to us for such developmental efforts may elect to proceed with the development of these indications. Even if we are successful in obtaining regulatory approval for our product candidates, including ARIKAYCE, we may not obtain labeling that permits us to market them with commercially viable claims because the final wording of the approved indication may be restrictive, or the available clinical data may not provide adequate comparative data with other products. Failure to successfully commercialize our products will adversely affect our business, financial condition, results of operations and prospects.

If regulatory agencies limit our proposed CF or NTM treatment population for ARIKAYCE, our clinical studies do not produce positive results or our clinical trials are delayed, or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates in the US, Europe or other countries.

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
  •
  Our third party contractors, contract research organizations, which we refer to as CROs, clinical investigators, clinical laboratories, product supplier or inhalation device supplier may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;
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

              For example, results from our rodent carcinogenicity study showed that when rats were given ARIKAYCE daily by inhalation for two years, 2 of the 120 rats receiving the highest dose developed lung tumors. These rats received ARIKAYCE doses that were within two-fold of those in clinical studies (normalized on a body surface area basis or a lung weight basis). Based on these results, in 2011 the FDA placed clinical holds on our phase 3 clinical trials for ARIKAYCE, which holds were lifted in 2012. Approvability or labeling of ARIKAYCE may be negatively affected by these results. In 2013, we concluded a 9 month dog inhalation toxicity study. The final report from the study stated that the lung macrophage response in dogs was similar to that seen in our previous 3 month dosing dog study, and there was no evidence of neoplasia, squamous metaplasia or proliferative changes.

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

              We do not have any in-house manufacturing capability other than for development and characterization and depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our product candidates on a clinical or commercial scale. ARIKAYCE and the nebulizer each are supplied by a sole manufacturer. We are dependent on Althea Technologies for the production of ARIKAYCE. We are dependent upon PARI for the production and supply of the eFlow Nebulizer System. The inability of a supplier to fulfill our supply requirements could materially adversely affect our ability to obtain and maintain regulatory approvals and future operating results. A change in the relationship with any supplier, or an adverse change in their business, could materially adversely affect our future operating results.

              We are dependent upon PARI being able to provide an adequate supply of nebulizers both for our clinical trials and for commercial sale in the event ARIKAYCE receives marketing approval. These nebulizers must be in good working order and meet specific performance characteristics. We intend to work closely with PARI to coordinate efforts regarding regulatory requirements.

              We are dependent upon Althea being able to provide an adequate supply of ARIKAYCE both for our clinical trials and for commercial sale in the event ARIKAYCE receives marketing approval. Althea currently manufactures ARIKAYCE at a relatively small scale. In order to meet potential commercial demand if ARIKAYCE is approved, we will need to work with Althea and others to increase the scale of our manufacturing activities. We intend to work closely with Althea to coordinate efforts regarding regulatory requirements and our supply needs.

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

              In addition, manufacturers of our components are subject to cGMP and similar standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA, as well as other regulatory authorities in jurisdictions outside the US, will not grant approval and may institute restrictions on the marketing or sale of our products. We are reliant on third-party manufacturers and suppliers to meet our clinical supply demands and any future commercial products. Delays in receipt of materials, scheduling, release, custom's control and regulatory compliance issues may adversely impact our ability to initiate, maintain or complete clinical trials that we are sponsoring or may adversely impact commercialization. Commercial manufacturing and supply agreements have not been established. Issues arising from scale-up, facility construction, environmental controls, equipment requirements, local and federal permits and allowances or other factors may have an adverse impact on our ability to manufacture our product candidates.

We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA and EMA and other regulatory agencies.

              We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA and EMA. Since our merger with Transave, we have not completed a regulatory filing for, obtained regulatory approval of or commercialized any of our product candidates. Our limited experience might prevent us from successfully designing, implementing, or completing a clinical trial. We have limited experience in conducting and managing the application process necessary to obtain regulatory approvals and we might not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize ARIKAYCE, or might be significantly delayed in doing so, which may materially harm our business.

We may not be able to enroll enough patients to complete our clinical trials.

              The completion rate of future clinical studies of our products is dependent on, among other factors, the patient enrollment rate. Patient enrollment is a function of many factors, including:

  •
  Investigator identification and recruitment;
  •
  Regulatory approvals to initiate study sites;
  •
  Patient population size;
  •
  The nature of the protocol to be used in the trial;
  •
  Patient proximity to clinical sites;
  •
  Eligibility criteria for the study;
  •
  The patients' willingness to participate in the study;
  •
  Competition from other companies' clinical studies for the same patient population; and
  •
  Ability to obtain any necessary comparator drug or medical device.

              We believe our procedures for enrolling patients to date have been appropriate. However, delays in patient enrollment for future clinical trials could increase costs and delay ultimate commercialization and sales, if any, of our products.

The commercial success of ARIKAYCE or any other product candidates that we may develop will depend upon many factors, including the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

              Even if we are able to successfully complete development of, obtain regulatory approval for, and bring ARIKAYCE to market, ARIKAYCE may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If ARIKAYCE, or any other products we bring to market, do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of ARIKAYCE and any other product candidates, if approved for commercial sale, will depend on a number of factors, including:

  •
  The prevalence and severity of any side effects, including any limitations or warnings contained in a product's approved labeling;
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

We currently have a very small marketing or sales organization, and we have limited experience as a company in marketing drug products. If we are unable to establish our own marketing and sales capabilities, or are unable to enter into agreements with third parties, to market and sell our products after they are approved, we may not be able to generate product revenues.

              We have a very small commercial organization for the marketing, sales and distribution of any drug products. In order to commercialize ARIKAYCE or any other product candidates, we must develop these capabilities on our own or make arrangements with third parties for the marketing, sales and distribution of our products. The establishment and development of our own sales force would be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capability. As a result, we may seek one or more partners to handle some or all of the sales and marketing of ARIKAYCE. However, we may not be able to enter into arrangements with third parties to sell ARIKAYCE on favorable terms or at all. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we may not be able to successfully commercialize ARIKAYCE or any other product candidates that we develop, which would adversely affect our ability to generate product revenues. Further, whether we commercialize products on our own or rely on a third party to do so, our ability to generate revenue will be dependent on the effectiveness of the sales force.

Risks Related to Our Reliance on Third Parties

We rely on third parties including clinical research organizations, or CROs, for many services. If we are unable to form and sustain these relationships, or if any third-party arrangements that we may enter into are unsuccessful, our ability to develop and commercialize our products may be materially adversely affected.

              We currently rely, and expect that we will in the future continue to rely, on third parties for significant research, analytical services, preclinical development and clinical development. For example, almost all of our clinical trial work is done by CROs and clinical laboratories. Reliance on these third parties poses a number of risks, including the following:

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

We rely on PARI, a third party manufacturer, to supply the nebulizer that is exclusively used for ARIKAYCE. Any disruption in supply of the nebulizer will have a material adverse effect on our business.

              We are dependent upon PARI being able to provide an adequate supply of nebulizers both for our clinical trials and for commercial sale in the event ARIKAYCE receives marketing approval. These nebulizers must be in good working order, meet specific performance characteristics and be approved by FDA and other regulatory agencies along with ARIKAYCE. We have no alternative supplier for the nebulizer and we do not intend to seek an alternative or secondary supplier of nebulizers. Significant effort and time were expended in the optimization of the nebulizer for use with ARIKAYCE. In the event PARI cannot provide devices replication of the optimized device by another party may require considerable time and additional regulatory approval. We do not have a long-term supply agreement with PARI. PARI has the right to terminate this agreement upon written notice for our uncured material breach, if we are the subject of specified bankruptcy or liquidation events, if we assign or otherwise transfer the agreement to a third party that does not agree to assume all of our rights and obligations set forth in the agreement, or if we fail to reach certain specified milestones, including the requirement that we use commercially reasonable efforts to develop, commercialize, market, and sell ARIKAYCE for use in CF indications in one or more countries (and at least in the US). In the event PARI terminates the supply agreement and ceases to manufacture the nebulizer, we cannot be certain that we would be able identify another willing supplier for the nebulizer on terms we require. A disruption in the supply of nebulizers could delay, impair, or prevent the development and commercialization of our products and adversely affect our business, financial condition, results of operations and prospects.

We rely on Althea, a third party manufacturer, to supply ARIKAYCE. Any disruption in the supply of ARIKAYCE could have a material adverse effect on our business.

              We are dependent upon Althea being able to provide an adequate supply of ARIKAYCE both for our clinical trials and for commercial sale in the event ARIKAYCE receives marketing approval. We do not have a long term supply agreement with Althea and are currently negotiating with Althea to extend the manufacture of ARIKAYCE at Althea beyond July 2014. There can be no assurance that we will enter into an agreement to extend the manufacture or that we will enter into an agreement on terms favorable to us. In 2013, Althea was acquired by Ajinomoto Co., a global manufacturing company based in Japan and now operates as Ajinomoto Althea, Inc.

              Althea currently manufactures ARIKAYCE at a relatively small scale. In order to meet potential commercial demand, if ARIKAYCE is approved, we have identified Therapure in Canada as an alternate site of manufacture that operates at a larger scale. Therapure may not be able to successfully transfer the ARIKAYCE manufacturing process to their site, or we may not be able to obtain regulatory approvals for ARIKAYCE produced at Therapure's facility. We may not be able to secure an alternative source of ARIKCACE at an adequate scale of production.

We currently depend on third parties to conduct the operations of our clinical trials.

              We rely on third parties, such as CROs, medical institutions, clinical investigators and contract laboratories to oversee some of the operations of our clinical trials and to perform data collection and analysis. As a result, we may face additional delays outside of our control if these parties do not perform their obligations in a timely fashion or in accordance with regulatory requirements. If these third parties do not successfully carry out their contractual duties or obligations and meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our financial results and the commercial prospects for ARIKAYCE or our other potential product candidates could be materially harmed, our costs could increase and our ability to obtain regulatory approval and commence product sales could be delayed.

Risks Related to Our Financial Condition and Capital Requirements

We have a history of operating losses. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

              We are a biopharmaceutical company focused on developing and commercializing inhaled therapies for patients battling serious lung diseases that are often life threatening. We have incurred losses each previous year of our operation, except in 2009, when we sold our manufacturing facility and certain other assets to Merck. We expect to continue incurring operating losses for the foreseeable future. The process of developing and commercializing our products requires significant pre-clinical and clinical testing as well as regulatory approvals for commercialization and marketing before we are allowed to begin product sales. In addition, commercialization of our drug candidates likely would require us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities. We expect that our activities, together with our general and administrative expenses, will continue to result in substantial operating losses for the foreseeable future. As of December 31, 2013, our accumulated deficit was $391.6 million. For the year ended December 31, 2013, our consolidated net loss was $56.1 million.

              To achieve and maintain profitability, we need to generate significant revenues from future product sales. This will require us to be successful in a range of challenging activities, including:

  •
  Successfully completing development of and obtaining regulatory approval for the marketing of ARIKAYCE and possibly other product candidates which have yet to be developed and which would also require marketing approval;
  •
  Commercializing ARIKAYCE and any other product candidates for which we obtain marketing approval; and
  •
  Achieving market acceptance and reimbursement of ARIKAYCE and any other product candidates for which we obtain marketing approval in the medical community and with patients and third-party payors.

              ARIKAYCE will require marketing approval and significant investment in commercial capabilities, including manufacturing and sales and marketing efforts, before its product sales can generate any revenues for us. Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the extent of any future losses. We may never successfully commercialize ARIKAYCE or any other products, generate significant future revenues or achieve and sustain profitability.

We expect that we will need additional funds in the future to continue our operations, but we face uncertainties with respect to our ability to access capital.

              Our operations have consumed substantial amounts of cash since our inception. We expect to continue to incur substantial research and development expenses, and we expect to expend substantial financial resources to complete development of, seek regulatory approval for, and prepare for commercialization of ARIKAYCE. We may need to seek additional funding in order to complete any clinical trials related to ARIKAYCE, seek regulatory approvals of ARIKAYCE, and commercially launch ARIKAYCE. We also may require additional future capital in order to continue our other research and development activities or to acquire complementary technology. As of December 31, 2013, we had $113.9 million of cash and cash equivalents and a certificate of deposit on hand. If adequate funds are not available to us when needed, we may be required to reduce or eliminate research and development programs or commercial efforts.

              Our future capital requirements will depend on many factors, including factors associated with:

  •
  Phase 2 and phase 3 clinical trials and commercialization of ARIKAYCE;
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

              We also may need to spend more funds than currently expected because we may further change or alter drug development plans, acquire additional drugs or drug candidates or we may misjudge our costs. As of December 31, 2013, we had no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable. We cannot assure that our cash reserves together with any subsequent funding will be sufficient for our capital requirements. The failure to satisfy our capital requirements will adversely affect our business, financial condition, results of operations and prospects.

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

              In 2013, we generated other revenue from the modification of a previously granted license of our IPLEX technology. In 2012, we generated no revenue. In 2011, we generated revenue from our expanded access program, or EAP, and the license of certain technology to a third party. Unless we can execute one or more revenue generating transactions or successfully obtain regulatory approval for and commercialize ARIKAYCE, we will have no material sources of operating revenue. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop and seek to commercialize ARIKAYCE.

If we are not successful in our efforts to evaluate potential future IPLEX initiatives and to identify and engage in possible out- licensing opportunities for IPLEX, we may not derive any future revenues from IPLEX.

              IPLEX is no longer a development priority for us. We no longer have protein development capability or the in-house capability to manufacture IPLEX. Accordingly, we continue to evaluate possible out-licensing opportunities for IPLEX. We may have difficulty identifying possible markets and prospective partners for out-licensing. Even if we are able to enter into out-licensing arrangements, we may not derive any revenue from those arrangements.

Our loan agreement with Hercules Technology Growth Capital, Inc. ("Hercules") contains covenants that impose restrictions on our operations that may adversely affect our ability to optimally operate our business or to maximize shareholder value.

              Our loan agreement with Hercules contains various restrictive covenants, including restrictions on our ability to incur additional debt, transfer or place a lien or security interest on our assets, including our intellectual property, merge with or acquire other companies, redeem or repurchase any shares of our capital stock or pay cash dividends to our stockholders. The Loan Agreement also contains certain other covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends), and events of default (including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the lender's security interest or in the collateral, and events relating to bankruptcy or insolvency). Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the Loan Agreement. In addition, pursuant to the Loan Agreement, the lender has the right to participate, in an amount of up to $1.0 million, in certain future private equity financing(s). Our borrowings under the Loan Agreement are secured by a lien on our assets, excluding our intellectual property, and in the event of a default on the loan, the lender may have the right to seize our assets securing our obligations under the Loan Agreement. The terms and restrictions provided for in the Loan Agreement may inhibit our ability to conduct our business and to provide distributions to our stockholders. Future debt securities or other financing arrangements could contain negative covenants similar to, or even more restrictive than, the Hercules loan.

In process research and development (IPRD) currently comprises approximately 33% of our total assets. A reduction in the value of our IPRD could impact our results of operations.

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

              We have substantial tax loss carry forwards for US federal income tax purposes. We believe our ability to use certain carry forwards to offset future income or tax liability will be limited under section 382 of the Internal Revenue Code of 1986, as amended. Changes in the ownership of our stock, including those resulting from the issuance of shares of our common stock upon exercise of outstanding warrants or options, will limit or eliminate our ability to use certain net operating losses.

Risks Related to Regulatory Matters

We may not be able to obtain regulatory approvals for ARIKAYCE or any other products we develop in the US, Europe or other countries. If we fail to obtain such approvals, we will not be able to commercialize our products.

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

There is little or no precedent for clinical development and regulatory expectations for agents to treat NTM; as a result we may encounter challenges developing clinical endpoints that will ultimately be satisfactory to regulators, and may need to reevaluate our surrogate endpoints at various points in time.

              FDA may base accelerated approval for drugs for serious conditions that fill an unmet medical need on whether the drug has an effect on a surrogate or an intermediate clinical endpoint (other than survival or irreversible morbidity). FDA regulations referred to as "Subpart H—Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses" describe the potential use of surrogate endpoints. A surrogate endpoint used for accelerated approval is a marker—a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Likewise, an intermediate clinical endpoint is a measure of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on irreversible morbidity and mortality. The FDA bases its decision on whether to accept the proposed surrogate or intermediate clinical endpoint on the scientific support for that endpoint. Studies that demonstrate a drug's effect on a surrogate or intermediate clinical endpoint must be "adequate and well controlled" as required by the FD&C Act.

              If a drug is approved based on a surrogate endpoint under Subpart H the approval will be subject to the requirement that the applicant study the drug further, to verify and describe its clinical benefit, where there is uncertainty as to the relation of the surrogate endpoint to clinical benefit, or of the observed clinical benefit to ultimate outcome. Postmarketing studies would usually be studies already underway. When required to be conducted, such studies must also be adequate and well-controlled. The applicant shall carry out any such studies with due diligence.

For ARIKAYCE to be successfully developed and commercialized, in addition to regulatory approvals required for ARIKAYCE, the eFlow nebulizer system must satisfy certain regulatory requirements and its use as a delivery system for ARIKAYCE must be approved for use in any market in which we intend to commercialize ARIKAYCE.

              Although the optimized eFlow Nebulizer System is CE marked by PARI outside of North America, within North America it is labeled as investigational for use in our clinical trials in the US and Canada. The optimized eFlow Nebulizer System is not approved for commercial use in the US, Canada or certain other markets in which we may choose to commercialize ARIKAYCE if approved. The eFlow Nebulizer System must receive regulatory approval before we can market ARIKAYCE. We will continue to work closely with PARI to coordinate efforts regarding regulatory requirements, including our proposed filings for a drug and device.

Even if we obtain marketing approval for ARIKAYCE or any of our other product candidates, we will continue to face extensive regulatory requirements and our products may face future development and regulatory difficulties.

              Even if marketing approval in the US is obtained, the FDA may still impose significant restrictions on a product's indicated uses or marketing, including risk evaluation and mitigation strategies, or may impose ongoing requirements on us, including with respect to:

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
  •
  Sales, marketing and scientific or educational grant programs must comply with the anti-kickback and fraud and abuse provisions of the Social Security Act, the transparency provision of the Patient Protection and Affordable Care Act and an associated reconciliation bill that became law in March 2010, which we refer to collectively as the Health Care Reform Law, federal and state patient privacy laws, the False Claims Act and similar state laws; and
  •
  Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veteran's Health Care Act of 1992, and if products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.

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

Even if we obtain marketing approval for ARIKAYCE or any of our other product candidates, adverse effects discovered after approval could limit the commercial profile of any approved product.

              If we obtain marketing approval for ARIKAYCE or any other product candidate that we develop, such products will be used by a larger number of patients and for longer periods of time than they were used in clinical trials. For these reasons or other reasons, we or others may later discover that our products have adverse effect profiles that limit their usefulness or require their withdrawal. This discovery could have a number of potentially significant negative consequences, including:

  •
  Regulatory authorities may withdraw their approval of the product;
  •
  Regulatory authorities may require the addition of labeling statements, such as black box or other warnings or contraindications;
  •
  Regulatory authorities may require us to issue specific communications to healthcare professionals, such as "Dear Doctor Letters;"
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
  •
  We could be subject to negative publicity; and
  •
  Our reputation may suffer.

              Any of these events could prevent us from maintaining market acceptance of the affected product, could cause substantial reduction of sales, could substantially increase the costs of commercializing our product candidates, and could cause significant financial losses.

If we are unable to obtain adequate reimbursement from governments or third-party payors for ARIKAYCE or any other products that we may develop or if we are unable to obtain acceptable prices for those products, our prospects for generating revenue and achieving profitability may be materially adversely affected.

              Our prospects for generating revenue and achieving profitability depend heavily upon the availability of adequate reimbursement for the use of our approved product candidates from governmental and other third-party payors, both in the US and in other markets. Reimbursement by a third party payor may depend upon a number of factors, including the third party payor's determination that use of a product is:

  •
  A covered benefit under its health plan;
  •
  Safe, effective and medically necessary;
  •
  Appropriate for the specific patient;
  •
  Cost-effective; and
  •
  Neither experimental nor investigational.

              Obtaining reimbursement approval for a product from each government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors' satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-US regulatory authorities. In addition, there is a risk that full reimbursement may not be available for high priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, also may not be sufficient to cover our costs and may not be made permanent. Subsequent approvals of competitive products could result in a detrimental change to the reimbursement of our products.

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

              In March 2010, the Patient Protection and Affordable Care Act, or PPACA, which was intended to broaden access to health insurance, constrain and reduce the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, was passed into law. Effective in October 2010, the PPACA revised the definition of "average manufacturer price" for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, beginning in 2011, the new law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. We do not know the full effects that the PPACA will have on our commercialization efforts. Although it is too early to determine the effect of the PPACA, we believe it is likely that the law will continue the pressure on pharmaceutical pricing, especially under the Medicare program, and also may increase our regulatory burdens and operating costs. If one or more of our product candidates reaches commercialization, such changes may have a significant impact on our ability to set a price we believe is fair for our products and may adversely affect our ability to generate revenue and achieve or maintain profitability. We expect further federal and state proposals and health care reforms to continue to be proposed by legislators, which could limit the prices that can be charged for the products we develop and may limit our commercial opportunity.

              Moreover, in markets outside the US, including Japan, Canada and the countries in the EU, pricing of pharmaceutical products is subject to governmental control. Evaluation criteria used by many EU government agencies for the purposes of pricing and reimbursement typically focus on a product's degree of innovation and its ability to meet a clinical need unfulfilled by currently available therapies. The PPACA created a similar entity, the Patient-Centered Outcomes Research Institute (PCORI) designed to review the effectiveness of treatments and medications in federally-funded health care programs. The PCORI began its first research initiatives recently, and an adverse result may result in a treatment or product being removed from Medicare or Medicare coverage. The decisions of such governmental agencies could affect our ability to sell our products profitably.

Government health care reform could increase our costs, and could adversely affect our revenue and results of operations.

              Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. Substantial new requirements affecting compliance were enacted as part of PPACA, which may require us to modify our business practices with health care practitioners. For example, drug manufacturers are required to report information on payments or transfers of value to physicians and teaching hospitals as well as investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties. The reported data will be posted in searchable form on a public website beginning September 30, 2014.

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

              Any trade name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the US Patent and Trademark Office, or PTO. The FDA typically conducts a rigorous review of proposed trade names, including an evaluation of potential for confusion with other trade names and medication error. The FDA also may object to a trade name if it believes the name is inappropriately promotional. The FDA approved our use of the name ARIKAYCE as our proposed trade name for our liposomal amikacin for inhalation product candidate. Even after the FDA approves a trade name, the FDA may request that we adopt an alternative name for the product if adverse event reports indicate a potential for confusion with other trade names and medication error. If we are required to adopt an alternative name, the commercialization of ARIKAYCE could be delayed or interrupted, which would limit our ability to commercialize ARIKAYCE and generate revenues. In December 2012, we learned that the EMA had no objection to our request to use the names ARIKACE or ARIKAYCE.

Our growth depends on technologies that may not be available on terms acceptable to us or at all.

              As part of our business strategy, we may in-license new products and technologies. Nonetheless, we cannot assure you that we will identify suitable products or enter into such license agreements on acceptable terms. Upfront cash payments for in-licensed products and technologies will decrease our cash balances and may accelerate the need to raise additional capital.

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

If we are found in violation of federal or state "fraud and abuse" laws, we may be required to pay a penalty or may be suspended from participation in federal or state health care programs, which may adversely affect our business, financial condition and results of operations.

              In the United States, we are subject to various federal and state health care "fraud and abuse" laws, including anti-kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer or a party acting on its behalf, to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. Under federal government regulations, some arrangements, known as safe harbors, are deemed not to violate the federal Anti-Kickback Statute. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute. False claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payors, including government payors, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks has caused health care providers to submit false claims to governmental health care programs when they prescribe drugs or fill prescriptions for off-label purposes. Under the Health Insurance Portability and Accountability Act of 1996, we are prohibited from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines or exclusion or suspension from federal and state health care programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.

              Many states have adopted laws similar to the federal anti-kickback statute, some of which apply to the referral of patients for health care services reimbursed by any source, not just governmental payors. In addition, California and a few other states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America, or PhRMA, Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. Health record privacy laws may limit access to information identifying those individuals who may be prospective users or prohibit contact with any persons enrolled in Medicare or Medicaid. There are ambiguities as to what is required to comply with these state requirements, and we could be subject to penalties if a state determines that we have failed to comply with an applicable state law requirement.

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

              We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, advisors, collaborators, and other third parties and partners to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information or may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, third parties may independently develop or discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, currently is considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA's disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and any failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

              Third parties may claim that we have infringed upon or misappropriated their proprietary rights. Third parties may attempt to obtain, patent protection relating to the production and use of our product candidates. We cannot assure you that any issued patents, or patents that may later issue to third parties, would not negatively affect our commercialization of ARIKAYCE or any other product. We cannot assure you that such patents can be avoided or invalidated or would be licensed to us at commercially reasonable rates or at all. We cannot assure you that we will be successful in any intellectual property litigation that may arise or that such litigation would not have an adverse effect on our business, financial condition, results of operation or prospects. In the event of a successful claim against us for infringement or misappropriation of a third party's proprietary rights, we may be required to:

  •
  Pay damages, including up to treble damages, and the other party's attorneys' fees, which may be substantial;
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

              Furthermore, litigation with any third party, even if the allegations are without merit, would likely be expensive and time-consuming and divert management's attention.

Any lawsuits relating to infringement of intellectual property rights necessary to defend ourselves or enforce our rights may be costly and time consuming.

              Any conclusions we may have reached regarding non-infringement, inapplicability or invalidity of a third party's intellectual property are based in significant part on a review of publicly available databases and other information. There may be information not available to us or otherwise not reviewed by us that could change our conclusions. Moreover, the scope and validity of patent claims depend significantly on facts and circumstances, and a court's conclusions as to these matters may differ from the conclusions that we have reached.

              We may have to undertake costly litigation to enforce any patents issued or licensed to us or to confirm the scope and validity of another party's proprietary rights. We cannot assure you that a court would validate our issued or licensed intellectual property. An adverse outcome in litigation or interference or other proceeding in any court or patent office could materially adversely affect our ability to develop and commercialize our product candidates.

If we fail to comply with our obligations in our license agreements for our product candidates, we could lose license rights that are important to our business.

              We currently have a licensing agreement with PARI for exclusive use of the optimized eFlow Nebulizer System for delivery of ARIKAYCE in treating patients with CF, bronchiectasis and NTM infections. We have rights to several US and foreign issued patents, and patent applications involving improvements to the optimized eFlow Nebulizer System. Under the licensing agreement, PARI is entitled to receive payments either in cash, qualified stock or a combination of both, at PARI's discretion, based on achievement of certain milestone events including phase 3 trial initiation, first acceptance of MAA submission (or equivalent) in the US of ARIKAYCE and the device, first receipt of marketing approval in the US for ARIKAYCE and the device, and first receipt of marketing approval in a major EU country for ARIKAYCE and the device. There can be no assurance that the foregoing milestone events will be achieved and therefore there can be no assurance that the Company will make any future payments. We are required to use commercially reasonable efforts to pursue the clinical development of ARIKAYCE in one or more countries and, for CF at least in the United States, and after obtaining such marketing approval to use commercially reasonable efforts to market and sell ARIKAYCE in the countries in which it is approved. If we fail to meet some or all of our obligations under the licensing agreement or choose to discontinue commercialization of ARIKAYCE in any indication, PARI may compete in the indication, we may lose the exclusive rights to use the PARI device with ARIKAYCE in the indication, and we may lose the non-exclusive right to use the PARI device with ARIKAYCE in the indication. Termination of the licensing agreement or loss of exclusive rights may occur if we fail to meet our obligations, including payment of royalties to PARI, or if we do not meet certain milestones contained in the licensing agreement such as obtaining marketing approval or achieving the first commercial sale of ARIKAYCE. PARI may also choose to terminate the agreement if we do not use commercially reasonable efforts over a two year period of time.

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

              If ARIKAYCE is approved for Pseudomonas lung infections in CF patients, it will compete against Tobi, the current standard of care for the chronic management of these infections. Tobi is marketed by Novartis. Other competitors in this market include Gilead and Forest, and we are aware of other companies also developing products for this indication. We cannot assure you that if ARIKAYCE is approved for this indication or NTM that it will be able to compete successfully in the marketplace.

Competitors could develop and obtain FDA approval of products containing amikacin, which could adversely affect our competitive position in all ARIKAYCE-related indications.

              In the event there are other amikacin products approved by the FDA for any use, physicians may elect to prescribe those products rather than ARIKAYCE to treat the indications for which ARIKAYCE may receive approval, which is commonly referred to as off-label use. Although FDA regulations prohibit a drug company from promoting off-label use of its product, the FDA does not regulate the practice of medicine and as a result cannot direct physicians as to what product to prescribe to their patients. As a result, we would have limited ability to prevent any off-label use of a competitor's product to treat diseases for which we have received FDA approval, even if such use violates our patents or orphan drug exclusivity for the use of amikacin to treat such diseases. This could negatively affect our results of operations or business.

Competitors could develop and obtain FDA approval of antibiotic products that are more effective, safer, tolerable or more convenient or less expensive than our products in development or existing products, which could adversely affect our competitive position in all ARIKAYCE-related indications.

              There are potential competitive products, both approved and in development, which include oral, systemic, or inhaled antibiotic products to treat chronic respiratory infections due to Pseudomonas. If any of our competitors develops a product that is more effective, safer, tolerable or, convenient or less expensive than ARIKAYCE, it would adversely affect our ability to generate revenues. We also may face lower priced generic competitors if third-party payors encourage use of generic or lower-priced versions of our product or if competing products are imported into the US from Canada, Mexico or other countries.

FDA approval of products that treat the underlying cause of CF could reduce the market opportunity for ARIKAYCE.

              The FDA and EMA have approved Kalydeco (ivacaftor) by Vertex as the first drug approved to treat patients with certain mutations of CF, which affects about 4% of CF patients. Vertex also is studying Kalydeco, in combination with another drug candidate, for a more common CF mutation. We cannot predict the potential effects of Kalydeco or similar products approved in the future on inhaled antibiotic use in CF. It is possible that these therapies could decrease the number or proportion of CF patients who acquire Pseudomonas lung infections and thereby decrease the market for inhaled antibiotics like ARIKAYCE.

If another party obtains orphan drug exclusivity for a product that is essentially the same as a product we are developing for a particular indication, we may be precluded or delayed from commercializing the product in that indication.

              Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the US. See "Business—Government Regulation—Orphan Drugs—United States." The company that obtains the first marketing approval from the FDA for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. Similar laws exist in EU with a term of ten years. See "Business—Government Regulation—Orphan Drugs—Europe." If a competitor obtains approval of the same drug for the same indication or disease before us, we would be prohibited from obtaining approval for our product for seven or more years, unless our product can be shown to be clinically superior. In addition, more than one drug may be approved by the FDA for the same orphan indication or disease as long as the drugs are different drugs. As a result, even if one of our products is approved and receives orphan drug exclusivity, as ARIKAYCE was for treating CF patients with Pseudomonas, the FDA may approve different drugs for use in treating the same indication or disease covered by our product, which could adversely affect our competitive position.

Our research, development and manufacturing activities used in the production of ARIKAYCE involve the use of hazardous materials, which could expose us to damages and materially adversely affect our results of operations and financial condition.

              We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development program and manufacturing activities for ARIKAYCE involve the controlled use of hazardous materials and chemicals. We generally contract with third parties for the disposal of these materials and wastes. Although we believe we are in compliance with all pertinent regulations, we cannot eliminate the risk of environmental contamination, damage to facilities or injury to personnel from the accidental or improper use or control of these materials. In addition to any liability we could have for any misuse by us of hazardous materials and chemicals, we could also potentially be liable for activities of our contract manufacturers or other third parties. Any such liability, or even claims of such liability, could materially adversely affect our results of operations and financial condition. We also could incur significant costs associated with civil or criminal fines and penalties.

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

              We depend highly on the principal members of our scientific and management personnel, the loss of whose services might significantly delay or prevent the achievement of our research, development or business objectives. Our success depends, in large part, on our ability to attract and retain qualified management, scientific and medical personnel, and on our ability to develop and maintain important relationships with commercial partners, leading research institutions and key distributors. We will need to hire additional personnel in anticipation of seeking regulatory approval for and commercial launch of ARIKAYCE.

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

We expect to expand our development, manufacturing, regulatory and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

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

              The anticipated commercialization of ARIKAYCE and the development of additional product candidates will require significant expenditures by us and place a strain on our resources. If our management is unable to effectively manage our activities in anticipation of commercialization, as well as our development efforts, we may incur higher than expected expenditures or other expenses and our business may otherwise be adversely affected.

Risks Related to our Common Stock and Listing on the Nasdaq Global Select Market

The market price of our stock has been and may continue to be highly volatile.

              Our common stock is listed on the Nasdaq Global Select Market under the ticker symbol INSM. The market price of our stock has been and may continue to be highly volatile, and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors may include:

  •
  Our listing status on the Nasdaq Global Select Market;
  •
  Results of our clinical studies and preclinical studies, or those of our corporate partners or our competitors;
  •
  Delays in timing of pre-clinical, clinical development and regulatory filings and delays regarding our inability to obtain potential approvals;
  •
  Strategic business decisions;
  •
  Developments in our relationships with corporate partners;
  •
  Developments affecting our corporate partners;
  •
  Negative regulatory action or regulatory approval with respect to our announcement or our competitors' announcements of new products;
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

              The sale of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144 (or pursuant to a registration statement, if one is effective), and these sales may have a depressive effect on the market for the shares of common stock. In general, a person who is deemed to be an affiliate who has held shares for a period of six months may, upon filing of a notification on Form 144 with the SEC, sell into the market common stock in an amount up to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks before such sale. Such sales may be repeated once each three months. A non-affiliate holding restricted shares may sell such shares without restrictions after they have been held six months, subject only to the current public information requirement. After an additional six months have lapsed, a non-affiliate may sell such shares without any restrictions.

              The market price for our common stock could also decline, perhaps significantly, as a result of issuances of a large number of shares of our common stock in the public market or even the perception that such issuances could occur. For example, at the time of our merger with Transave, certain former Transave stockholders holding approximately 40% of our shares of common stock as of December 1, 2010, entered into lock-up arrangements with us in connection with the merger. The lock-up arrangements expired on May 30, 2012, and these shareholders may now generally dispose of all their shares freely except to the extent that any such shareholder is an affiliate of the Company. Such Transave stockholders have the benefit of a registration rights agreement dated December 1, 2010, pursuant to which the Transave stockholders may, subject to certain conditions, require us to file registration statements covering the resale of their shares of common stock or to include their shares of common stock in registration statements that we may file for ourselves or other stockholders.

              Under our registration rights agreement, certain holders of our outstanding shares of our common stock and other securities have registration rights. The existence of such registration rights could also make it more difficult for us to raise funds through future offerings of our equity securities.

If we fail to meet the continued listing requirements of the Nasdaq Global Select Market, our common stock may be delisted from the Nasdaq Global Select Market, which may cause the value of an investment in our common stock to decrease.

              If a delisting from the Nasdaq Global Select Market were to occur, our common stock may be eligible, upon the application of a market maker, to trade on the OTC Bulletin Board or in the "pink sheets." These alternative markets are generally considered to be less efficient than, and not as broad as, the Nasdaq Global Select Market. Therefore, delisting of our common stock from the Nasdaq Global Select Market could adversely affect the trading price of our common stock and could limit the liquidity of our common stock and therefore could cause the value of an investment in our common stock to decrease.

The ownership interest of existing shareholders will be diluted by the exercise of options issued by us or to the extent that we issue additional common stock in connection with any offerings of securities, strategic transactions, or otherwise.

              As of February 27, 2014, 4,093,830 shares of our common stock are potentially issuable under outstanding restricted stock units and stock options to our employees, officers, directors and consultants.

              The conversion or exercise of some or all of our restricted stock units and options will dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

              Additionally, our Articles of Incorporation currently authorize us to issue up to 500 million common shares. As of February 27, 2013 we had 39,263,837 shares of common stock outstanding. To the extent that we issue additional common stock in connection with any offerings of securities, strategic transactions, or otherwise, the ownership interest of existing shareholders will be further diluted.

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
  •
  Our amended and restated bylaws' requirement that shareholders provide advance notice when nominating director candidates to serve on our Board of Directors;

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

              In addition, we previously had a "poison pill" shareholder rights plan, which expired in May 2011. Under Virginia law, our Board of Directors may implement a new shareholders rights plan without shareholder approval. Our Board of Directors intends to regularly consider this matter, even in the absence of specific circumstances or takeover proposals, to facilitate its future ability to quickly and effectively protect shareholder value.

    Other Risks Related to our Business

Corporate governance and public disclosure requirements add uncertainty to our compliance policies and increase our costs of compliance.

              Changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, other SEC regulations, and the Nasdaq Global Select Market rules, are creating uncertainty for companies like ours. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time, as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards.

              In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of our internal control over financial reporting requires the commitment of significant financial and managerial resources. We consistently assess the adequacy of our internal controls over financial reporting, remediate any control deficiencies that may be identified, and validate through testing that our controls are functioning as documented. While we do not anticipate any material weaknesses, the inability of management and our independent auditor to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. For example, in connection with our review of internal control over financial reporting as of December 31, 2012, we determined that we did not adequately implement certain controls over the administration, accounting and oversight of our 2000 Stock Incentive Plan, and we concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2012. The existence of this or one or more other material weaknesses or significant deficiencies in our internal control over financial reporting could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. Any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover weaknesses in our internal control over financial reporting. Any such weakness or failure to remediate a material weakness could materially adversely affect our ability to comply with applicable financial reporting requirements and the requirements of our various agreements.

              We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, the laws, regulations and standards regarding corporate governance may make it more difficult for us to obtain director and officer liability insurance. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with their performance of duties. As a result, we may face difficulties attracting and retaining qualified board members and executive officers, which could harm our business. If we fail to comply with new or changed laws, regulations or standards of corporate governance, our business and reputation may be harmed.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

              None.

ITEM 2.    PROPERTIES

              We currently lease a facility totaling 27,035 square feet of laboratory and office space at 9 Deer Park Drive in Monmouth Junction, New Jersey. This lease expires in December 2014. We also lease approximately 1,350 sq. ft. of lab space at 11 Deer Park Drive. This lease also expires in December 2014. The additional space at 11 Deer Park Drive is utilized to support the manufacturing process of ARIKAYCE for our clinical programs.

              On December 31, 2013, we entered into a lease for 27,435 square feet of laboratory and office space at 10 Finderne Avenue in Bridgewater, New Jersey. This lease will expire in November 2019. We plan to retrofit this space in order to accommodate our laboratory and office space needs. We have the ability to lease up to approximately 55,000 square feet of space at this location. The Company plans to relocate its operations to the Bridgewater facility during 2014.

              We also lease approximately 18,000 square feet of office space in Richmond, Virginia. The lease expires in October 2016. Our corporate headquarters were formerly located in Richmond but we closed this facility, and we are attempting to sublet this space.

ITEM 3.    LEGAL PROCEEDINGS

Cacchillo v. Insmed

              On October 6, 2010, a complaint was filed against us by Angeline Cacchillo ("Plaintiff") in the U.S. District Court for the Northern District of New York (the "Court"), captioned Cacchillo v. Insmed,  Inc., No. 1:10-cv-0199, seeking monetary damages and a court order requiring Insmed to support Plaintiff's compassionate use application to the FDA and if approved, to provide Plaintiff with IPLEX. Plaintiff was a participant in the phase II clinical trial of IPLEX sponsored by us evaluating the effectiveness of the investigational drug in patients with type 1 myotonic muscular dystrophy ("MMD"). In the complaint, Plaintiff alleged (i) violation of constitutional due process and equal protection by depriving Plaintiff of continued access to IPLEX, (ii) fraudulent inducement to enter the phase II clinical trial with the false promise to support Plaintiff's compassionate use application to the FDA, (iii) negligent representation that we would support Plaintiff's compassionate use application, (iv) breach of contract, seeking monetary and non-monetary damages, (v) intentional infliction of emotional distress by refusing to support Plaintiff's compassionate use application after providing IPLEX, (vi) violation of an assumed duty of care to Plaintiff, (vii) breach of fiduciary duty to Plaintiff,

(viii) negligence and (ix) unjust enrichment. Plaintiff seeks compensatory and punitive monetary damages and sought injunction relief as noted above.

              On October 7, 2010, Plaintiff filed a motion for a preliminary injunction that would require us to provide a written statement supporting the "compassionate use" of IPLEX for Plaintiff and directing us to provide IPLEX to Plaintiff at cost in the event that the compassionate use application were granted by the FDA. On October 22, 2010, the Court denied Plaintiff's motion for the preliminary injunction concluding that the Court lacked subject matter jurisdiction with respect to her claim for a preliminary injunction. Plaintiff appealed the Court's denial of her motion for a preliminary injunction to the U.S. Court of Appeals for the Second Circuit, which affirmed the trial court's order denying the Plaintiff's motion for a preliminary injunction.

              We filed a motion with the Court to dismiss all of the outstanding claims, and on June 29, 2011, the Court dismissed six of Plaintiff's claims, leaving outstanding the claims for (i) fraudulent inducement, (ii) negligent misrepresentation, and (iii) breach of contract. We filed an answer and affirmative defenses with the Court on July 12, 2011. Plaintiff's claim for monetary damages with respect to these claims remains outstanding. The parties completed discovery on or about June 1, 2012. We filed a Motion for Summary Judgment on August 1, 2012 seeking judgment in our favor on the three claims remaining in the case and the motion was fully submitted on October 9, 2012. On January 19, 2013, the Court granted our Motion for Summary Judgment and dismissed all of the outstanding claims. Plaintiff appealed the Court's decision to the U.S. Court of Appeals for the Second Circuit and, on January 7, 2014, the Court affirmed the decision to dismiss all outstanding claims.

Pilkiewicz v. Transave LLC

              On March 28, 2011, Frank G. Pilkiewicz and other former stockholders of Transave (collectively, the "Petitioners") filed an appraisal action against our subsidiary Transave, LLC in the Delaware Court of Chancery captioned Frank G. Pilkiewicz, et al. v. Transave, LLC , C.A. No. 6319-CS. On December 13, 2011, following the mailing of the revised notice of appraisal rights in accordance with the settlement terms of Mackinson et al. v. Insmed, Petitioners filed an Amended Petition for Appraisal of Stock.

              The Petitioners seek appraisal under Delaware law of their common stock holdings, representing approximately 7.77 million dissenting shares of Transave, Inc. common stock (the "Transave Stock"). The Petitioners have challenged the value of the consideration that they would be entitled to receive for their Transave Stock under the terms of the merger.

              Under the terms of the merger agreement, certain of the former stockholders of Transave (the "Transave Stockholders") are obligated to indemnify us for certain liabilities in connection with the appraisal action. Certain indemnification and other obligations of the Transave Stockholders were secured by a holdback of 1,765,271 shares of our common stock. In May 2012, we notified the Transave Stockholders that we are seeking indemnification from them and that we will continue to retain all 1,765,271 holdback shares as security for any indemnification payments due to us. Discovery is complete and the trial is scheduled to begin in April 2014. We believe the allegations contained in the amended petition are without merit and we intend to continue to vigorously defend this action. It is not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

              From time to time, we are a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Management does not expect that the ultimate costs to resolve these matters will materially adversely affect our business, financial position, or results of operations.

ITEM 4.    Not Applicable

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

              Our trading symbol is "INSM." Our common stock currently trades on the Nasdaq Global Select Market. Until February 3, 2014, our common stock traded on the Nasdaq Capital Market. The following table lists the high and low sale prices per share for our common stock on a quarterly basis as reported on the Nasdaq Capital Market for both 2013 and 2012.

Fiscal Year 2013	High	Low
Fourth Quarter	$17.60	$12.17
Third Quarter	16.50	9.00
Second Quarter	14.30	6.56
First Quarter	7.71	5.56

Fiscal Year 2012	High	Low
Fourth Quarter	$8.27	$4.44
Third Quarter	4.58	2.86
Second Quarter	4.93	2.66
First Quarter	5.50	3.04

              On February 27, 2014, the last reported sale price for our common stock on the Nasdaq Global Select Market was $20.48 per share. As of February 27, 2014, there were 125 holders of record of our common stock.

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

PERFORMANCE GRAPH

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Insmed Incorporated, the NASDAQ Composite Index, and the NASDAQ
Pharmaceutical Index

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA

              The following selected financial data reflects our consolidated statements of operations and consolidated balance sheets as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. The data below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our

consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Historical Statement of Operations Data:
Revenues	$11,500	$-	$4,417	$6,921	$10,373
Operating expenses:
Research and development	44,279	29,781	28,623	4,702	9,017
General and administrative	22,236	12,657	11,523	10,311	10,030
Impairment loss	-	-	25,990	-	-

Total operating expenses	66,515	42,438	66,136	15,013	19,047

Operating loss	(55,015)	(42,438)	(61,719)	(8,092)	(8,674)
Investment income	166	1,822	2,064	1,845	808
Interest expense	(2,412)	(763)	(10)	(109)	(781)
Other, net	(33)	5	1	-	127,474

(Loss) income before income taxes	(57,294)	(41,374)	(59,664)	(6,356)	118,827
Income tax (benefit) expense	(1,221)	-	-	78	477

Net (loss) income	(56,073)	(41,374)	(59,664)	(6,434)	118,350

Accretion of beneficial conversion feature	-	-	(9,175)	-	-

Net (loss) income attributable to common stockholders	$(56,073)	$(41,374)	$(68,839)	$(6,434)	$118,350

Basic and diluted net (loss) income attributable to common stockholders per share (1)	$(1.60)	$(1.56)	$(2.95)	$(0.49)	$9.31

Weighted average basic and diluted common shares outstanding (1)	34,980	26,545	23,348	13,250	12,712

Historical Balance Sheet Data:
Cash, cash equivalents and short-term investments	$113,894	$90,782	$76,272	$108,049	$122,181
Certificate of deposit	$-	$2,153	$2,085	$2,176	$2,085
Total assets	$176,498	$153,561	$139,833	$196,265	$126,695
Current portion of long-term debt	$3,283	$3,007	$-	$-	$-
Long-term debt, net of current portion	$16,338	$16,221	$-	$-	$-
Stockholders' equity	$143,324	$120,882	$134,267	$192,843	$123,914

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

OVERVIEW

              Insmed is a biopharmaceutical company focused on developing and commercializing inhaled therapies for patients battling serious lung diseases that are often life-threatening. Our lead product candidate, ARIKAYCE or liposomal amikacin for inhalation, is an inhaled antibiotic treatment that delivers a proven and potent anti-infective directly to the site of serious lung infections to improve the efficacy, safety and convenience of this therapeutic approach for patients.

              We are currently conducting a phase 2 clinical trial in the United States (US) and Canada of ARIKAYCE in patients who have lung infections caused by non-tuberculous mycobacteria (NTM) and we expect to report top-line clinical results from the double-blind phase of this clinical trial in March 2014. In 2013, we concluded a phase 3 clinical trial in Europe and Canada of ARIKAYCE in cystic fibrosis (CF) patients who have lung infections caused by Pseudomonas aeruginosa (Pseudomonas). The CF and NTM target indications address orphan patient populations. Our strategy includes plans to continue to develop ARIKAYCE to broaden the NTM indication and for additional indications beyond Pseudomonas in CF and NTM. We also plan to develop, acquire, in-license or co-promote other products that address orphan or rare diseases in the fields of pulmonology and infectious disease. Our current primary development focus is to obtain regulatory approval for ARIKAYCE in these two initial indications and to prepare for commercialization in the United States, Europe, Japan and Canada. If approved, ARIKAYCE will be the first once-a-day inhaled antibiotic treatment option available for these CF and NTM indications.

              We were incorporated in the Commonwealth of Virginia on November 29, 1999. On December 1, 2010, we completed a business combination with Transave, Inc., a privately held, New Jersey-based pharmaceutical company focused on the development of differentiated and innovative inhaled pharmaceuticals for the site-specific treatment of serious lung infections. Our continuing operations are based on the technology and products historically developed by Transave. Our principal executive offices are located at 9 Deer Park Drive, Suite C, Monmouth Junction, New Jersey 08852 and our phone number is (732) 997-4600. Our Internet address is www.insmed.com. On March 2, 2011, we completed a one-for-ten reverse stock split of our common stock. Unless otherwise noted, the per share amounts in this Annual Report on Form 10-K give retroactive effect to the reverse stock split for all periods presented.

KEY COMPONENTS OF OUR STATEMENT OF OPERATIONS

Revenues

              In 2013, our other revenue solely consists of an $11.5 million payment received from Premacure Holdings AB and Premacure AB of Sweden (collectively, "Premacure", now Shire plc) in exchange for the Company's right to receive royalties under its license agreement with Premacure. We recorded this as other revenue after all four revenue recognition criteria were present and the Company had no continuing performance obligations related to the payment received. We did not recognize any revenue in 2012. Our revenues in 2011 consisted of cost recovery revenues from the use of IPLEX® in an Expanded Access Program (EAP) we established in Italy to provide IPLEX® to physicians for use in their patients with Amyotrophic Lateral Sclerosis (ALS) (this program was discontinued in December 2011), and an upfront license payment received from Eleison Pharmaceuticals, Inc. (Eleison) for the licensing of our lipid-complexed cisplatin and/or liposomal cisplatin products and technology to Eleison. We currently do not recognize any revenue from product sales or other sources.

Research and Development Expenses

              Research and development expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions, and other internal operating expenses, the cost of manufacturing our drug candidate for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. Our expenses related to manufacturing our drug candidate for clinical study are primarily related to activities at contract manufacturing organizations that manufacture ARIKAYCE for our use. Our expenses related to clinical trials are primarily related to activities at contract research organizations that conduct and manage clinical trials on our behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts primarily depend mainly on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.

              Since 2011, we have focused our development activities principally on our proprietary, advanced liposomal technology designed specifically for inhalation lung delivery. In 2013, we completed a phase 3 trial in Europe and Canada in which we evaluated ARIKAYCE in CF patients with Pseudomonas lung infections. We are currently conducting two clinical trials: (1) a phase 2 trial in the United States in which we are evaluating ARIKAYCE for NTM infections and (2) an open label extension study in which CF patients that completed our phase 3 trial receive ARIKAYCE for a period of two years. Since our business combination with Transave, the majority of our research and development expenses were for our ARIKAYCE program. We expect that our development efforts in 2014 will principally relate to the development of ARIKAYCE in the CF and NTM indications.

              Our clinical trials with ARIKAYCE are subject to numerous risks and uncertainties that are outside of our control, including the possibility that necessary regulatory approvals may not be obtained. In addition, the duration and the cost of clinical trials may vary significantly from trial to trial over the life of a project as a result of differences in the study protocol for each trial as well as differences arising during the clinical trial, including, among others, the following:

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

General and Administrative Expenses

              General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our executive, finance and accounting, legal, pre-commercial, corporate development, information technology, program management and human resource functions. General and administrative expenses also include professional fees for legal, including patent-related expenses, consulting, insurance, board of director fees, tax and accounting services. We expect that our general and administrative expenses will increase in order to support increased levels of development activities and commencement of commercialization activities for our product candidates.

Impairment Loss

              Impairment loss consists of the write-down of the carrying amounts of in-process research and development (IPR&D) and goodwill intangible assets. We use the multi-period excess earnings method ("MPEEM") for calculating impairment loss, which is a form of the income approach to derive the fair value of IPR&D intangible and goodwill assets. This approach calculates fair value by estimating future cash flows attributable to the assets and then discounting these cash flows to a present value using a risk-adjusted discount rate. We decided that a market based valuation approach was not appropriate for our financial reporting because we do not have operating revenues or net income. The income approach requires significant management judgment with respect to future volume, revenue and expense growth rates, changes in our working capital, appropriate discount rates and other assumptions and estimates. We believe the estimates and assumptions used in assessing impairment loss are consistent with our business plans. The use of different estimates and assumptions would increase or decrease the estimated fair value of our IPR&D, and might result in different effects on our results of operations. Our actual results of operations may differ from management's estimates used in assessing impairment loss.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2013 and 2012

              Net loss attributable to common stockholders for the year ended December 31, 2013 was $56.1 million (or $1.60 per common share—basic and diluted) compared with a net loss of $41.4 million (or $1.56 per common share—basic and diluted) for the year ended December 31, 2012. The increase in our net loss in 2013 of $14.7 million was primarily due to:

  •
  A $14.5 million increase in our research and development expenses that resulted primarily from the activities under our phase 3 clinical study in CF patients and related two-year, open-label safety study in Europe and Canada, and our phase 2 NTM clinical study in the United States. We initiated the phase 3 CF study and phase 2 NTM study in the second quarter of 2012 and initiated the two-year CF extension study in October 2012;
  •
  A $9.6 million increase in our general and administrative expenses that was due primarily to a $5.5 million increase in compensation expense (including an increase of $3.9 million in non-cash stock-based compensation expense), a $1.8 million increase in professional fees, including a $1.4 million increase in legal fees related to the investigation, accounting and reporting of excess equity awards and $2.9 million for consulting expenses, mainly for market research and other related costs;
  •
  A $1.7 million reduction in investment income and realized gains on investment due to lower interest rates and more conservative investments of cash balances; and
  •
  A $1.6 million increase in interest expense due to $20.0 million of borrowings ($10.0 million in June 2012 and $10.0 million in December 2012) under our Loan and Security Agreement we entered into in June 2012.

              Partially offsetting these increases in operating expenses was other revenue of $11.5 million related to a one-time payment for the sale of the Company's right to receive future royalties under its license agreement with Premacure (now Shire plc). The net loss attributable to stockholders in 2013 and 2012 includes approximately $8.7 million and $3.0 million, respectively, in non-cash stock option compensation. The net loss attributable to stockholders in 2012 includes approximately $2.9 million in severance costs related to the termination of certain executives and employees.

    Revenue

              In 2013, our other revenue consisted solely of an $11.5 million payment received from Premacure (now Shire plc) in exchange for the Company's right to receive royalties under its license agreement with Premacure. We recorded this as other revenue after all four revenue recognition criteria were present and the Company had no continuing performance obligations related to the payment received. We did not recognize any revenue for the year ended December 31, 2012.

    Research and Development Expenses

              Research and development expenses for the years ended December 31, 2013 and 2012, comprised the following:

	December 31,		Increase (Decrease)
	2013	2012	$	%
External Expenses
Clinical Development	$19,728	$11,800	$7,928	67.2%
Manufacturing	7,906	7,254	652	9.0%
Regulatory and Quality Assuarance	2,010	2,315	(305)	-13.2%

Subtotal—External expenses	$29,644	$21,369	$8,275	38.7%

Internal Expenses
Compensation and related expenses	$10,327	$6,593	$3,734	56.6%
Other Internal operating expenses	4,308	1,819	2,489	136.8%

Subtotal—Internal expenses	$14,635	$8,412	$6,223	74.0%

Total	$44,279	$29,781	$14,498	48.7%

              Research and development expenses increased to $44.3 million in 2013 from $29.8 million in 2012. The $14.5 million increase is due primarily to:

  •
  An $8.3 million increase in external costs primarily consisting of a $7.9 million increase in expenses for our phase 3 CF clinical study and our two-year, open-label safety study in Europe and Canada, and our phase 2 NTM clinical study in the US during year ended December 31, 2013. We initiated the phase 2 NTM study in the second quarter of 2012. We initiated the phase 3 CF study in the second quarter of 2012 and initiated the two-year CF extension study in October 2012; and
  •
  A $6.2 million increase in internal expenses, including a $3.7 million increase in compensation and related expenses (including an increase of $1.7 million in non-cash stock-based compensation expense), a $0.8 million increase in recruiting expenses, a $0.3 million increase in travel expenses to clinical trial sites and manufacturing locations, and a $1.4 million increase in other research and development expenses.

    General and Administrative Expenses

              General and administrative expenses increased to $22.2 million in 2013 from $12.7 million in 2012. The $9.5 million increase was primarily due to:

  •
  A $5.5 million increase in compensation expense (including an increase of $3.9 million in non-cash stock-based compensation expense);
  •
  A $2.9 million increase in consulting expenses, mainly for market research and other related costs; and
  •
  A $1.8 million increase in professional fees that was related primarily to a $1.4 million increase in legal fees resulting primarily from the investigation, accounting and reporting of excess equity awards (see Note 9, "Stock Based Compensation" to the consolidated financial statements for additional information).

              The 2012 results included approximately $2.2 million in severance expenses related to the departure of several executives and employees.

    Investment Income

              Investment income decreased to $0.2 million in 2013 from $1.8 million in 2012. The $1.6 million decrease is a result of diminishing rates of return on our cash balances and more conservative investments of cash balances during 2013 compared to 2012.

    Interest Expense

              Interest expense increased to $2.4 million during 2013 compared to $0.8 million in 2012. The $1.6 million increase was due to $20.0 million of borrowings ($10.0 million in June 2012 and $10.0 million in December 2012) under our Loan and Security Agreement we entered into in June 2012.

Comparison of Years Ended December 31, 2012 and 2011

              Net loss attributable to common stockholders for the year ended December 31, 2012 was $41.4 million (or $1.56 per common share—basic and diluted) compared with a net loss of $68.8 million (or $2.95 per common share—basic and diluted) for the year ended December 31, 2011. The net loss attributable to stockholders in 2012 includes approximately $2.9 million in severance costs related to the termination of certain executives and employees. The net loss attributable to common stockholders in 2011 includes a $26.0 million non-cash impairment loss for the write-down of the carrying amounts of our IPR&D and Goodwill intangible assets, a $9.2 million non-cash charge for the beneficial conversion feature of our previously outstanding Series B Preferred Stock issued in the Transave merger and approximately $1.2 million in expenses relating to our decision to discontinue use of our Richmond, Virginia facility.

    Revenue

              We did not recognize any revenue for the year-ended December 31, 2012. Our revenues in 2011 consisted of $3.4 million of cost recovery revenues from the use of IPLEX® in an Expanded Access Program (EAP) we established in Italy to provide IPLEX® to physicians for use in their patients with amyotrophic lateral sclerosis and a $1.0 million non-refundable upfront license payment received from Eleison Pharmaceuticals, Inc. for the licensing of our liposomal cisplatin products and technology. We recorded this revenue during 2011 as we had the contractual right to receive it and we had no continuing involvement under this licensing agreement.

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

              Research and development expenses increased to $29.8 million in 2012 from $28.6 million in 2011. Despite an increase in clinical trial activity in 2012, our overall clinical development expenses decreased by $2.8 million. This decrease was attributable primarily to study start-up expenses incurred in 2011 related to the ARIKAYCE phase 3 clinical trial in a US CF patient population and the costs incurred to establish and initiate our phase 3 CF clinical trial in Europe and Canada. The 2012 clinical development costs include clinical trial expenses and enrollment milestones for our phase 3 CF clinical study in Europe and Canada, the open label CF extension study, as well as our phase 2 NTM clinical study in the United States. Clinical manufacturing expenses increased by $2.5 million from 2011 to 2012 as we produced a greater number of ARIKAYCE lots for use in our studies. The decrease in regulatory and quality assurance expenses of $0.1 million in the year ended 2012 compared with 2011 was attributable to the regulatory planning associated with the clinical studies noted above. The $1.5 million increase in compensation and related expenses is attributable to increases in employee separation costs, including severance and related benefits, and facilities costs.

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

    Impairment Loss

              We recorded a $26.0 million non-cash impairment loss in 2011 due to the decline in the fair value of our in-process research and development, or IPR&D intangible and goodwill assets. This decline in fair value resulted from the impact of the clinical hold placed on our phase 3 studies of ARIKAYCE by the FDA in August 2011. In January 2012, the FDA lifted the clinical hold on ARIKAYCE in patients with NTM lung infections, and in May 2012, the FDA lifted the clinical hold on ARIKAYCE in the United States for the treatment of CF patients with Pseudomonas lung infections.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

              There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. Historically, we have funded our operations through public and private placements of equity securities, through debt financing, from the proceeds from the sale of our follow-on biologics ("FOB") platform to Merck in 2009 and from revenues related to sales of product and our IPLEX EAP, which was discontinued in 2011. We expect to continue to incur losses because we plan to fund research and development activities and commercial launch activities, and we do not expect material revenues for at least the next few years.

              As of December 31, 2013, we had total cash and cash equivalents $113.9 million, as compared with $92.9 million of cash, cash equivalents, and a certificate of deposit on hand as of December 31, 2012. The $21.0 million net increase was due to our financing activities during 2013, which included $67.0 million of proceeds from the issuance of common stock, which were partially offset by the use of $46.7 million in operations. Our working capital was $99.7 million as of December 31, 2013.

              On July 22, 2013, the Company completed an underwritten public offering of 6,900,000 shares of the Company's common stock, which includes the underwriter's exercise in full of its over-allotment option of 900,000 shares, at a price to the public of $10.40 per share. The Company's net proceeds from the sale of the shares, after deducting the underwriter's discount and estimated offering expenses of $4.7 million, were $67.0 million.

              We believe we currently have sufficient funds to meet our financial needs for 2014. However, our business strategy may require us to, or we may otherwise determine to, raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise. Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products. In addition, we may determine to raise capital opportunistically. We cannot assure you that adequate capital will be available on favorable terms, or at all, when needed. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations.

Cash Flows

              Net cash used in operating activities was $46.7 million, $31.0 million, and $30.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Excluding the one-time $11.5 million cash payment we received from Premacure in May 2013, net cash used in operating activities for 2013 would have been $58.2 million. The net cash used in operating activities during 2013, 2012 and 2011 was primarily for the clinical development of ARIKAYCE, which included the advancement of three clinical trials, one of which was completed in 2013.

              Net cash provided by investing activities was $1.3 million, $61.5 million, and $34.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The net cash provided by investing activities in 2013 resulted from $2.2 million from the maturity of a certificate of deposit which was partially offset by fixed asset purchases of $0.8 million that were primarily for computers and lab equipment. The net cash provided by investing activities in 2012 was primarily a result of the net sales of short-term investments of $61.8 million. The net cash provided by investing activities in 2011 resulted from $35.3 million of net sales of short-term investments that were partially offset by fixed asset purchases of $1.0 million that were primarily for leasehold improvements.

              Net cash provided by (used in) financing activities was $68.4 million, $45.4 million, and ($0.1) million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash provided by financing activities in 2013 included $67.0 million of proceeds from the issuance of our common stock in an underwritten public offering in July 2013 and $1.6 million of proceeds received from stock option exercises. Net cash provided by financing activities in 2012 included $20.0 million of proceeds from the issuance of debt and $25.7 million of proceeds from the issuance of common stock registered in a direct public offering. Net cash used in financing activities in 2011 was primarily a result of payments on capital lease obligations.

Contractual Obligations

              On June 29, 2012, we and our domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement that allowed us to borrow up $20.0 million in $10.0 million increments ("Loan Agreement"). We borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes ("Note A" and "Note B" and collectively, the "Notes") on June 29, 2012 and December 27, 2012, respectively. Notes A and B bear interest at 9.25%. Note A was originally scheduled to be repaid over a 42-month period with the first twelve monthly payments representing interest only followed by thirty monthly equal payments of principal and interest. Note B was originally scheduled to be repaid over a 36-month period with the first six monthly payments representing interest only followed by thirty monthly equal payments of principal and interest. The Loan Agreement provided that in certain circumstances the Company could delay the first principal payment by five months. In July 2013, subsequent to the completion of certain ARIKAYCE-related development milestones, the Company elected to extend the interest only period under the Notes from July 31, 2013 to December 31, 2013 and delay the first monthly principal repayments for the Notes from August 1,

2013 to January 1, 2014. On November 25, 2013, the Company and Hercules entered into an amendment (the "Amendment") to the Loan Agreement. Pursuant to the Amendment, the interest-only period has been extended through June 30, 2014 and the first monthly principal payment is scheduled for July 1, 2014. The Amendment also allows the Company to further extend the interest-only period through December 31, 2014 and delay the first payment of principal until January 1, 2015, so long as the Company pays a $100,000 fee and obtains positive data from its phase 2 clinical trial of ARIKAYCE in patients who have lung infections caused by NTM. The election and amendment did not change the maturity date for Notes A and B, which is January 1, 2016. In connection with the Loan Agreement, we granted the lender a first position lien on all of our assets, excluding intellectual property. Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and we are required to pay an "end of term" charge of $390,000.

              We have two operating leases for office and laboratory space located in Monmouth Junction, New Jersey that expire on December 31, 2014. Future minimum rental payments under these two leases total approximately $0.7 million. We also have an operating lease for office and laboratory space located in Bridgewater, NJ that expires in November 2019. Future minimum rental payments under this lease total approximately $2.4 million. We continue to lease office space in Richmond, Virginia where our corporate headquarters was previously located. Future minimum rental payments under this lease total approximately $1.4 million. During 2011, we recorded a net present value charge of $1.2 million in general and administrative expenses associated with vacating the Richmond, Virginia facility. We also entered into three capital leases for lab equipment and leasehold improvements with monthly payments through December 2014.

              As of December 31, 2013, future payments under the two promissory notes, the capital leases and minimum future payments under non-cancellable operating leases are as follows:

		As of December 31, 2013 Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Debt obligations
Debt maturities	$20,000	$3,626	$16,374	$-	$-
Contractual interest	3,080	1,805	1,275	-	-
Capital lease obligations
Debt maturities	64	64	-	-	-
Contractual interest	1	1	-	-	-
Operating leases	4,489	1,237	1,830	962	460
Purchase obligations	-	-	-	-	-

Total contractual obligations	$27,634	$6,733	$19,479	$962	$460

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

              We currently have a licensing agreement with PARI for use of the optimized eFlow Nebulizer System for delivery of ARIKAYCE in treating patients with CF, bronchiectasis and NTM infections. We have rights to several US and foreign issued patents, and patent applications involving improvements to the optimized eFlow Nebulizer System. Under the licensing agreement, PARI is entitled to receive payments either in cash, qualified stock or a combination of both, at PARI's discretion, based on achievement of certain milestone events including phase 3 trial initiation (which occurred in 2012), first acceptance of MAA submission (or equivalent) in the US of ARIKAYCE and the device, first receipt of marketing approval in the US for ARIKAYCE and the device, and first receipt of marketing approval in a major EU country for ARIKAYCE and the device, and NDA acceptance and regulatory approval of ARIKAYCE. In addition, PARI is entitled to receive royalty payments on commercial sales of ARIKAYCE pursuant to the licensing agreement.

              In 2004 and 2009, we entered into a research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby we received $1.7 million and $2.2 million for each respective agreement in research funding for the development of ARIKAYCE. If ARIKAYCE becomes an approved product for CF patients in the US, we will owe a payment to CFFT of up to $13.4 million that is payable over a three-year period after approval as a commercialized drug in the US. Furthermore, if certain sales milestones are met within 5 years of the drug commercialization approval in the US, we would owe an additional $3.9 million in additional payments. Since there is significant development risk associated with ARIKAYCE, we have not accrued these obligations.

              In 2009 and 2012, we entered into a cooperative research and development agreement (CRADA) with the National Institute of Allergy and Infectious Diseases (NIAID) to design and conduct our phase 2 study of ARIKAYCE in patients with NTM. NIAID has also agreed to provide biostatistical advisory input in connection with the phase 2 NTM study. If we decide not to continue with the commercialization of ARIKAYCE in NTM, NIAID will have the right to complete the clinical trial. Further NIAID may elect to pursue its rights to obtain license rights to certain inventions made under the CRADA.

Future Funding Requirements

              We may need to raise additional capital to fund our operations, to develop and commercialize ARIKAYCE and to develop, acquire, in-license or co-promote other products that address orphan or rare diseases in the fields of pulmonology or infectious disease. Our future capital requirements may be substantial and will depend on many factors, including:

  •
  The decisions of the FDA and EMA with respect to our applications for marketing approval of ARIKAYCE in the US and Europe; the costs of activities related to the regulatory approval process; and the timing of approvals, if received;
  •
  The timing and cost of our anticipated clinical trials of ARIKAYCE for the treatment of adult patients with CF or for the treatment of patients with NTM lung infections;
  •
  The cost of putting in place the sales and marketing capabilities necessary to be prepared for a potential commercial launch of ARIKAYCE, if approved;
  •
  The cost of filing, prosecuting and enforcing patent claims;
  •
  The costs of our manufacturing-related activities;
  •
  The costs associated with commercializing ARIKAYCE if we receive marketing approval; and
  •
  Subject to receipt of marketing approval, the levels, timing and collection of revenue received from sales of approved products, if any, in the future.

              In May 2013, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. This shelf registration statement permits us to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants of up to an aggregate of $100.0 million. In July 2013, we issued approximately $71.8 million worth of common stock utilizing the shelf registration statement. We believe we currently have sufficient funds to meet our financial needs for 2014. However, our business strategy may require us to, or we may otherwise determine to, raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise. Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of complementary technologies, to commercialize our product candidates or to purchase other products. In addition, we may determine to raise capital opportunistically. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and commercialization or our plans to establish a sales and marketing force, any of which could harm our business, financial condition and results of operations. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, our continued progress in our regulatory, development and commercial activities. We cannot assure you that such capital funding will be available on favorable terms or at all. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations.

              To date, we have not generated any revenue from ARIKAYCE. We do not know when or if we will generate any revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize, ARIKAYCE.

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

CRITICAL ACCOUNTING POLICIES

              Preparation of financial statements in accordance with generally accepted accounting principles in the US requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions. We continually evaluate these estimates and assumptions. The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts of revenue reported in our consolidated statements of comprehensive loss are effected by estimates and assumptions, which are used for, but not limited to, the accounting for research and development, revenue recognition, beneficial conversion charge, stock-based compensation, identifiable intangible assets and goodwill, and accrued expenses. The accounting policies discussed below are considered critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment. Actual results could differ from our estimates. For additional accounting policies, see Note 2 to our Consolidated Financial Statements—"Summary of Significant Accounting Policies."

Research and Development

              Research and development expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving our research and development functions, and other internal operating expenses, the cost of manufacturing our drug candidate for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. Our expenses related to manufacturing our drug candidate for clinical study are primarily related to activities at contract manufacturing organizations that manufacture ARIKAYCE for our use. Our expenses related to clinical trials are primarily related to activities at contract research organizations that conduct and manage clinical trials on our behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol.

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

              Where we have continuing performance obligations under the terms of a collaborative arrangement, non-refundable upfront license payments received upon contract signing are recorded as deferred revenue and recognized as revenue as the related activities are performed. The period over which these activities are to be performed is based upon management's estimate of the development period. Changes in management's estimate could change the period over which revenue is recognized. Research and/or development payments are recognized as revenues as the related research and/or development activities are performed and when we have no continuing performance obligations related to the research and development payment received.

              Where we have no continuing involvement under a collaborative arrangement, we record nonrefundable license fee revenues when we have the contractual right to receive the payment, in accordance with the terms of the collaboration agreement, and record milestones upon appropriate notification to us of achievement of the milestones by the collaborative partner.

              We recognize revenue from milestone payments when earned, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) we do not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either the vendor's performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor's performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. Any amounts received under the agreement in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as we complete our performance obligations.

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

Stock-Based Compensation

              We recognize stock-based compensation expense for awards of equity instruments to employees and directors based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award, and if applicable, is adjusted for expected forfeitures. We also grant performance-based stock options to employees. The grant-date fair value of the performance-based stock options is recognized as compensation expense over the implicit service period using the accelerated attribution method once it is probable that the performance condition will be achieved. Stock-based compensation expense is included in both research and development expenses and general and administrative expenses in the Consolidated Statements of Comprehensive Loss. For awards that were deemed to be granted outside of the Company's 2000 Stock Incentive Plan, the Company used liability accounting. These awards were classified as a liability and were remeasured at fair value at the end of each reporting period. Changes in fair value are included in compensation expense in the Consolidated Statements of Comprehensive Loss (see additional disclosures related to awards granted outside of the 2000 Stock Incentive Plan in Footnote 9 "Stock-Based Compensation" of our consolidated financial statements located in Part IV, Item 15 of this Annual Report on Form 10-K).

              The following table summarizes the assumptions used in determining the fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Volatility	86.2% - 96.0%	99.1% - 107.1%	111.6% - 128.7%
Risk-free interest rate	0.65% - 1.65%	0.57% - 0.99%	0.91% - 2.12%
Dividend yield	0.0%	0.0%	0.0%
Expected option term (in years)	6.25	6.25	6.25

              For the years ended December 31, 2013, 2012 and 2011, the volatility factor was based on our historical volatility since the closing of our merger with Transave, Inc. on December 1, 2010. The expected life was determined using the simplified method as described in ASC Topic 718, "Accounting for Stock Compensation", which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate is based on the US Treasury yield in effect at the date of grant. Forfeitures are based on actual percentage of option forfeitures since the closing of the merger on December 1, 2010 and are the basis for future forfeiture expectations.

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

New Accounting Pronouncements

    Recently Adopted Accounting Pronouncements

              In February 2013, an Accounting Standards Update was issued that requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income (loss) based on its source and the income statement line items affected by the reclassification. This guidance is effective for annual and interim reporting periods beginning after December 15, 2012. This became effective for us on January 1, 2013 and its adoption did not impact our consolidated financial statements.

              In July 2012, an Accounting Standards Update was issued that allows companies to assess qualitative factors to determine the likelihood of indefinite-lived intangible asset impairment and whether it is necessary to perform the quantitative impairment test currently required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This became effective for us on January 1, 2013 and its adoption did not impact our consolidated financial statements.

              In December 2011, an Accounting Standards Update was issued that requires disclosure of information about offsetting assets and liabilities and related arrangements to enable users of our consolidated financial statements to understand the effect of those arrangements on the our financial position. This became effective for us on January 1, 2013 and its adoption did not impact our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              As of December 31, 2013, our cash and cash equivalents were in cash accounts or were invested in money funds. Such accounts or investments are not insured by the federal government.

              As of December 31, 2013, we had $20.0 million of fixed rate borrowings in the form of two secured promissory notes that bear interest at 9.25% outstanding under a Loan and Security Agreement we entered into in June 2012. If a 10% change in interest rates were to have occurred on December 31, 2013, this change would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

              The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros or British Pounds. Fluctuations in foreign currency exchange rates do not materially affect our results of operations. During 2013, 2012 and 2011, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

              Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the periodic reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of December 31, 2013 our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

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

              Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

              Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on our internal control over financial reporting. The report of Ernst & Young LLP is contained in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

              None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

              Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 10 of Form 10-K is hereby incorporated by reference from the discussion responsive thereto under the captions "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

              Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 11 of Form 10-K is hereby incorporated by reference from the discussion responsive thereto under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation" and "Directors Compensation" in our definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the SEC.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

              Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 12 of Form 10-K is hereby incorporated by reference from the discussion responsive thereto under the captions "Compensation Discussion and Analysis," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Management" in our definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the SEC.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

              Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 13 of Form 10-K is hereby incorporated by reference from the discussion responsive thereto under the captions "Election of Directors" and "Certain Relationships and Related Transactions" in our definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the SEC.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

              Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 14 of Form 10-K is hereby incorporated by reference from the discussion responsive thereto under the caption "Corporate Governance" and "Ratification of Independent Public Accountants" in our definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the SEC.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)
    Documents filed as part of this report.

    1.
    FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page F-1:

    (i)
    Reports of Independent Registered Public Accounting Firm

    (ii)
    Consolidated Balance Sheets as of December 31, 2013 and 2012

    (iii)
    Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011

    (iv)
    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2013, 2012 and 2011

    (v)
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

    (vi)
    Notes to Consolidated Financial Statements

    2.
    FINANCIAL STATEMENT SCHEDULES.

    None required.

    3.
    EXHIBITS.

    The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of March, 2014.

INSMED INCORPORATED a Virginia corporation (Registrant)
By:	/s/ WILLIAM H. LEWIS William H. Lewis President and Chief Executive Officer (Principal Executive Officer) and Director

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 6th day of March, 2014.

Signature	Title

/s/ WILLIAM H. LEWIS William H. Lewis	President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ ANDREW T. DRECHSLER Andrew T. Drechsler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ DONALD HAYDEN, JR. Donald Hayden, Jr.	Chairman of the Board of Directors
/s/ AL ALTOMARI Al Altomari	Director
/s/ STEINAR J. ENGELSEN, M.D. Steinar J. Engelsen, M.D.	Director
/s/ DAVID W.J. MCGIRR David W.J. McGirr	Director
/s/ MELVIN SHAROKY, M.D. Melvin Sharoky, M.D.	Director
/s/ RANDALL W. WHITCOMB, M.D. Randall W. Whitcomb, M.D.	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Insmed Incorporated

              We have audited the accompanying consolidated balance sheets of Insmed Incorporated as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

              In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insmed Incorporated at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with US generally accepted accounting principles.

              We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insmed Incorporated's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March [6], 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 6, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Insmed Incorporated

              We have audited Insmed Incorporated's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Insmed Incorporated's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

              A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

              Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

              In our opinion, Insmed Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

              We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insmed Incorporated as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 6, 2014

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$113,894	$90,782
Certificate of deposit	-	2,153
Prepaid expenses and other current assets	2,269	643

Total current assets	116,163	93,578
In-process research and development	58,200	58,200
Other assets	323	117
Fixed assets, net	1,812	1,666

Total assets	$176,498	$153,561

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$5,929	$7,060
Accrued expenses	3,905	2,933
Accrued compensation	2,839	2,207
Accrued lease expense, current	307	295
Deferred rent	129	149
Capital lease obligations, current	64	96
Current portion of long-term debt	3,283	3,007

Total current liabilities	16,456	15,747
Accrued lease expense, long-term	380	647
Capital lease obligations, long-term	-	64
Debt, long-term	16,338	16,221

Total liabilities	33,174	32,679

Shareholders' equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 39,137,679 and 31,488,204 issued and outstanding shares at December 31, 2013 and December 31, 2012, respectively	391	315
Additional paid-in capital	534,554	455,325
Warrant to purchase common stock	-	790
Accumulated deficit	(391,621)	(335,548)

Total shareholders' equity	143,324	120,882

Total liabilities and shareholders' equity	$176,498	$153,561

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss
(in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011
License fees	$-	$-	$1,002
Other revenue	11,500	-	-
Other expanded access program income, net	-	-	3,415

Total revenues	11,500	-	4,417

Operating expenses:
Research and development	44,279	29,781	28,623
General and administrative	22,236	12,657	11,523
Impairment loss	-	-	25,990

Total operating expenses	66,515	42,438	66,136

Operating loss	(55,015)	(42,438)	(61,719)
Investment income	166	1,822	2,064
Interest expense	(2,412)	(763)	(10)
Other, net	(33)	5	1

Loss before income taxes	(57,294)	(41,374)	(59,664)
Benefit from income taxes	(1,221)	-	-

Net loss	(56,073)	(41,374)	(59,664)
Accretion of beneficial conversion charge	-	-	(9,175)

Net loss attributable to common stockholders	$(56,073)	$(41,374)	$(68,839)

Basic and diluted net loss attributable to common stockholders per share	$(1.60)	$(1.56)	$(2.95)

Weighted average basic and diluted common shares outstanding	34,980	26,545	23,348

Net loss attributable to common stockholders	$(56,073)	$(41,374)	$(68,839)
Comprehensive loss:
Unrealized loss on investments	-	(450)	(543)

Comprehensive loss attributable to common stockholders	$(56,073)	$(41,824)	$(69,382)

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		Preferred Stock		Warrant				Accumulated Other Comprehensive Income (Loss)
							Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2010	15,654	$1,565	9,175	$918	-	$-	$423,877	$(234,510)	$993	$192,843
Comprehensive loss:
Net loss								(59,664)		(59,664)
Unrealized loss on investments									(543)	(543)
1 for 10 reverse stock split		(2,235)					2,235			-
Exercise of stock options	5	-					32			32
Conversion of preferred stock into common stock	9,174	918	(9,175)	(918)
Stock compensation expense							1,599			1,599

Balance at December 31, 2011	24,833	$248	-	$-	-	$-	$427,743	$(294,174)	$450	$134,267
Comprehensive loss:
Net loss								(41,374)		(41,374)
Unrealized loss on investments									(450)	(450)
Exercise of stock options	30	1					213			214
Net proceeds from issuance of common stock	6,304	63					25,595			25,658
Issuance of common stock for vesting of RSUs	321	3					(3)			-
Fair value of warrants granted in connection with debt financing					330	790				790
Stock compensation expense							1,777			1,777

Balance at December 31, 2012	31,488	$315	-	$-	330	$790	$455,325	$(335,548)	$-	$120,882
Comprehensive loss:
Net loss								(56,073)		(56,073)
Exercise of stock options	372	4					1,622			1,626
Net proceeds from issuance of common stock	6,900	69					66,948			67,017
Issuance of common stock for vesting of RSUs	154	1					(1)			-
Exercise of warrants	223	2			(330)	(790)	788			-
Reclass of stock compensation expense for liability awards to equity							3,371			3,371
Stock compensation expense							6,501			6,501

Balance at December 31, 2013	39,137	$391	-	$-	-	$-	$534,554	$(391,621)	$-	$143,324

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(56,073)	$(41,374)	$(59,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	680	561	343
Stock based compensation expense	8,668	2,981	1,599
Gain on sale of asset, net	(2)	(5)	(1)
Gain on sale of short-term investments, net	-	(833)	-
Impairment loss	-	-	25,990
Amortization of debt discount and debt issuance costs	333	236	-
Accrual of the end of term charge on the debt	160	44	-
Changes in operating assets and liabilities:
Accounts receivable	-	757	(286)
Prepaid expenses and other assets	(1,832)	(180)	(214)
Accounts payable	(1,131)	4,726	884
Accrued expenses and deferred rent	2,156	922	667
Accrued lease expenses	(255)	(259)	1,201
Accrued compensation	632	1,412	(322)
Deferred revenue	-	-	(402)

Net cash used in operating activities	(46,664)	(31,012)	(30,205)
Investing activities
Purchase of fixed assets	(826)	(290)	(979)
Proceeds from sale of asset	2	5	-
Maturity of a certificate of deposit	2,153	-	-
Sales of short-term investments	-	81,464	36,500
Purchases of short-term investments	-	(19,657)	(1,161)

Net cash provided by investing activities	1,329	61,522	34,360
Financing activities
Payments on capital lease obligations	(96)	(120)	(82)
Proceeds from issuance of debt	-	20,000	-
Proceeds from issuance of common stock	67,017	25,658	-
Proceeds from exercise of stock options	1,626	214	32
Payment of debt issuance costs	(100)	(328)	-

Net cash provided by (used in) financing activities	68,447	45,424	(50)
Increase in cash and cash equivalents	23,112	75,934	4,105

Cash and cash equivalents at beginning of period	90,782	14,848	10,743

Cash and cash equivalents at end of period	$113,894	$90,782	$14,848

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,809	$398	$10

Cash received for taxes, net	$1,221	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Capital lease obligations incurred	$-	$-	$198

Unrealized loss on investments	$-	$(450)	$(543)

Accretion of beneficial conversion charge	$-	$-	$(9,175)

Value of warrant exercised by converting the warrant into shares of common stock ("net issuance method")	$790	$-	$-

Fair value of warrant granted in connection with debt financing	$-	$790	$-

Conversion of Series B preferred stock into common stock	$-	$-	$918

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Description of Business and Basis of Presentation

              Description of Business—Insmed is a biopharmaceutical company focused on developing and commercializing inhaled therapies for patients battling serious lung diseases that are often life threatening. The Company's lead product candidate, ARIKAYCE®, or liposomal amikacin for inhalation, is an inhaled antibiotic treatment that delivers a proven and potent anti-infective directly to the site of serious lung infections.

              The Company is currently conducting a phase 2 clinical trial in the United States (US) and Canada of ARIKAYCE in patients who have lung infections caused by non-tuberculous mycobacteria (NTM) and the Company expects to report top-line clinical results from the double-blind phase of this clinical trial in March 2014. In 2013, the Company concluded a phase 3 clinical trial in Europe and Canada of ARIKAYCE in cystic fibrosis (CF) patients who have lung infections caused by Pseudomonas aeruginosa (Pseudomonas). The CF and NTM target indications address orphan patient populations. The Company's strategy includes plans to continue to develop ARIKAYCE to broaden the NTM indication and for additional indications beyond Pseudomonas in CF and NTM. The Company also plans to develop, acquire, in-license or co-promote other products that address orphan or rare diseases in the fields of pulmonology and infectious disease. The Company's current primary development focus is to obtain regulatory approval for ARIKAYCE in these two initial indications and to prepare for commercialization in the United States, Europe, Japan and Canada. If approved, ARIKAYCE will be the first once-a-day inhaled antibiotic treatment option available for these CF and NTM indications.

              The Company was incorporated in the Commonwealth of Virginia on November 29, 1999. On December 1, 2010, the Company completed a business combination with Transave, Inc. (Transave), a privately held, New Jersey-based pharmaceutical company focused on the development of differentiated and innovative inhaled pharmaceuticals for the treatment of serious lung infections. The integration with Transave was completed in 2011. The Company's continuing operations are based on the technology and products historically developed by Transave. The Company's principal executive offices are located in Monmouth Junction, New Jersey.

              Basis of Presentation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Transave, LLC, Insmed Pharmaceuticals, Incorporated, Insmed Limited, and Celtrix Pharmaceuticals, Incorporated (Celtrix). All significant intercompany balances and transactions have been eliminated in consolidation.

2.        Summary of Significant Accounting Policies

              Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company's balance sheets and the amounts of revenue and expenses reported for each period presented are effected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, stock-based compensation, income taxes, loss contingencies, the beneficial conversion charge, the warrant fair value calculation, impairment of intangibles and long lived assets and accounting for research and development costs. Actual results could differ from those estimates.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.        Summary of Significant Accounting Policies (Continued)

              Prior Period Reclassifications—Certain amounts in the 2011 consolidated financial statements were reclassified to conform to the 2012 presentation. Specifically, the Company allocated a portion of certain operating expenses from general and administrative expense to research and development expense in 2012 and recast the 2011 amounts to conform to the current year presentation for comparability purposes.

              Investment Income and Interest Expense—Investment income consists of interest and dividend income earned on our cash, cash equivalents and short-term investments, along with realized gains (losses) on the sale of investments. Interest expense consists primarily of interest costs related to our debt and capital lease obligations.

              Cash and Cash Equivalents—The Company considers cash equivalents to be highly liquid investments with maturities of three months or less from the date of purchase.

              Fixed Assets, Net—Fixed assets are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of three to seven years are used for computer equipment, laboratory equipment, office equipment and furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Long-lived assets, such as lab equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset.

              Identifiable Intangible Assets—Identifiable intangible assets are measured at their respective fair values and are not amortized until commercialization. Once commercialization occurs, these intangible assets will be amortized over their estimated useful lives. The fair values assigned to the Company's intangible assets are based on reasonable estimates and assumptions given available facts and circumstances. Unanticipated events or circumstances may occur that may require the Company to review the assets for impairment. Events or circumstances that may require an impairment assessment include negative clinical trial results, the non-approval of a new drug application by a regulatory agency, material delays in our development program or a sustained decline in market capitalization.

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

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.        Summary of Significant Accounting Policies (Continued)

such as future volume, revenue and expense growth rates, changes in working capital use, appropriate discount rates and other assumptions and estimates. The estimates and assumptions used are consistent with the Company's business plans.

              Debt Issuance Costs—Debt issuance costs are amortized using the effective interest rate method, and amortized to interest expense over the term of the debt. Debt issuance costs paid to the lender are reflected as a discount to the debt, and debt issuance costs paid to other third parties are reflected as other assets in the consolidated balance sheets.

              Fair Value Measurements—The Company categorizes its financial assets and liabilities measured and reported at fair value in the financial statements on a recurring basis based upon the level of judgments associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs used to determine the fair value of financial assets and liabilities, are as follows:

  •
  Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
  •
  Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the assets or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.
  •
  Level 3—Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

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

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.        Summary of Significant Accounting Policies (Continued)

              The following table presents assets and liabilities measured at fair value as of December 31, 2013 and December 31, 2012 (in thousands).

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Quoted Prices in Inactive Markets for Identical Assets (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2013:
Assets:
Cash and cash equivalents	$113,894	$113,894	$-	$-

	$113,894	$113,894	$-	$-

As of December 31, 2012:
Assets:
Cash and cash equivalents	$90,782	$90,782	$-	$-
Certificate of deposit	2,153	2,153	-	-

	$92,935	$92,935	$-	$-

              The Company's cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. Cash equivalents consist of liquid investments with a maturity of three months or less from the date of purchase and the short-term investments consist of instruments with maturities greater than three months.

              We recognize transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during 2013 and 2012.

              As of December 31, 2013 and 2012, the Company held no securities that were in an unrealized loss or gain position. The Company's unrealized loss on investments for the years ended 2012 and 2011 of $0.5 million and $0.5 million, respectively, previously were presented incorrectly as zero and a gain of $0.5 million, respectively, in the prior year's Consolidated Statements of Comprehensive Loss. The Company's comprehensive loss is now correctly presented. There was no impact on net loss during either period as a result of the correction of these immaterial clerical errors. During 2012, the Company realized a net gain of $0.8 million from the sale of short term investments.

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

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.        Summary of Significant Accounting Policies (Continued)

              Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company places its cash equivalents with high credit-quality financial institutions and may invest its short-term investments in US treasury securities, mutual funds and government agency bonds. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity.

              The Company sources its raw materials from single suppliers. In addition, the production of the Company's product candidate is performed by a sole manufacturer. The inability of the suppliers or manufacturer to fulfill supply requirements of the Company could materially impact future operating results. A change in the relationship with the suppliers or manufacturer, or an adverse change in their business, could materially impact future operating results.

              Revenue Recognition—In 2013, the Company's other revenue solely consists of an $11.5 million payment received from Premacure (now Shire plc) in exchange for the Company's right to receive royalties under its license agreement with Premacure. We recorded this as other revenue after all four revenue recognition criteria were present and the Company had no continuing performance obligations related to the payment received. The Company's revenues in 2011 were from (1) $3.4 million of cost recovery revenues from the use of IPLEX® in an Expanded Access Program (EAP) the Company established in Italy to provide IPLEX® to physicians for use in their patients with Amyotrophic Lateral Sclerosis (ALS) (this program was discontinued in December 2011), and (2) a $1.0 million non-refundable upfront license payment received from Eleison Pharmaceuticals, Inc. (Eleison") for the licensing of the Company's lipid-complexed cisplatin and/or liposomal cisplatin products and technology to Eleison. We recorded this revenue during 2011 as we had the contractual right to receive it and we have no continuing involvement under this licensing agreement.

              The Company recognizes revenues when all of the following four criteria are present: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

              Where the Company has continuing performance obligations under the terms of a collaborative arrangement, non-refundable upfront license payments received upon contract signing are recorded as deferred revenue and recognized as revenue as the related activities are performed. The period over which these activities are to be performed is based upon management's estimate of the development period. Changes in management's estimate could change the period over which revenue is recognized. Research and/or development payments are recognized as revenues as the related research and/or development activities are performed and when the Company has no continuing performance obligations related to the research and development payment received.

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

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.        Summary of Significant Accounting Policies (Continued)

              The Company recognizes revenue from milestone payments when earned, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either the vendor's performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the vendor's performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. Any amounts received under the agreement in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as the Company completes its performance obligations.

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

              Research and Development—Research and development expenses consist primarily of salaries, benefits and other related costs, including stock based compensation, for personnel serving in our research and development functions, and other internal operating expenses, the cost of manufacturing our drug candidate, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. The Company's expenses related to manufacturing its drug candidate and medical devices for clinical study are primarily related to activities at contract manufacturing organizations that manufacture ARIKAYCE and the medical devices for the Company's use. The Company's expenses related to clinical trials are primarily related to activities at contract research organizations that conduct and manage clinical trials on the Company's behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.        Summary of Significant Accounting Policies (Continued)

deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.

              Stock-Based Compensation—The Company recognizes stock-based compensation expense for awards of equity instruments to employees and directors based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award, and if applicable, is adjusted for expected forfeitures. We also grant performance-based stock options to employees. The grant-date fair value of the performance-based stock options is recognized as compensation expense over the implicit service period using the accelerated attribution method once it is probable that the performance condition will be achieved. Stock-based compensation expense is included in both research and development expenses and general and administrative expenses in the Consolidated Statements of Comprehensive Loss.

              Certain awards deemed to be granted outside of the Company's equity incentive plans require the Company to use liability accounting. These awards are classified as a liability and are remeasured at fair value at the end of each reporting period until such time they are deemed to be granted under the Company's equity incentive plans. Changes in fair value are included in compensation expense in the Consolidated Statements of Comprehensive Loss (see additional disclosures related to awards granted outside of the 2000 Stock Incentive Plan in Footnote 9, Stock-Based Compensation).

              Income Taxes—The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

              The Company uses a comprehensive model for how it measures, presents and discloses an uncertain tax position taken or expected to be taken in a tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood to be sustained upon ultimate settlement. The Company has no uncertain tax positions as of December 31, 2013 that qualify for either recognition or disclosure in the consolidated financial statements.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.        Summary of Significant Accounting Policies (Continued)

              The Company's policy for interest and penalties related to income tax exposures is to recognize interest and penalties as a component of the income taxes on continuing operations in the Consolidated Statements of Comprehensive Loss.

              Net Loss Per Common Share—Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and other dilutive securities outstanding during the period. Potentially dilutive securities from stock options, restricted stock units and warrants to purchase common stock would be antidilutive as the Company incurred a net loss. Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method.

              The following table sets forth the reconciliation of the weighted average number of shares attributable to common stockholders used to compute basic net loss per share for the years ended December 31, 2013, 2012 and 2011.

	Twelve Months Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net loss attributable to common stockholders:	$(56,073)	$(41,374)	$(68,839)

Denominator:
Weighted average common shares used in calculation of basic net loss per share:	34,980	26,545	23,348
Effect of dilutive securities:
Common stock options	-	-	-
Restricted stock and restricted stock units	-	-	-
Common stock warrant	-	-	-

Weighted average common shares outstanding used in calculation of diluted net loss per share	34,980	26,545	23,348

Net loss per share:
Basic and Diluted	$(1.60)	$(1.56)	$(2.95)

              The following potentially dilutive securities have been excluded from the computations of diluted weighted-average common shares outstanding as of December 31, 2013, 2012 and 2011 as their effect would have been anti-dilutive (in thousands).

	2013	2012	2011
Warrants to purchase common stock	-	330	158
Stock options to purchase common stock	3,633	1,818	892
Restricted stock and restricted stock units	93	216	487

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.        Summary of Significant Accounting Policies (Continued)

              Segment Information—The Company currently operates in one business segment, which is the development and commercialization of inhaled therapies for patients with serious lung diseases. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company does not have separate reportable segments.

              Recently Adopted Accounting Pronouncements—In February 2013, an Accounting Standards Update was issued that requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income (loss) based on its source and the income statement line items affected by the reclassification. This guidance is effective for annual and interim reporting periods beginning after December 15, 2012. This became effective for the Company on January 1, 2013 and its adoption did not impact the Company's consolidated financial statements.

              In July 2012, an Accounting Standards Update was issued that allows companies to assess qualitative factors to determine the likelihood of indefinite-lived intangible asset impairment and whether it is necessary to perform the quantitative impairment test currently required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This became effective for us on January 1, 2013 and its adoption did not impact the Company's consolidated financial statements.

              In December 2011, an Accounting Standards Update was issued that requires disclosure of information about offsetting assets and liabilities and related arrangements to enable users of the Company's consolidated financial statements to understand the effect of those arrangements on the Company's financial position. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This became effective for the Company on January 1, 2013 and its adoption did not impact the Company's consolidated financial statements.

3.        Beneficial Conversion Charge ("BCC")

              When issuing debt or equity securities that are convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity financing is committed, the Company is required to record a BCC in accordance with Accounting Standards Codification ("ASC") 470-20. This BCC is measured as the difference between the fair values of the securities at the time of issue and the fair value of the common stock at the commitment date.

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

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.        Accrued Expenses

              Accrued expenses consist of the following:

	As of December 31,
	2013	2012
	(in thousands)
Accrued clinical trial expenses	$2,484	$1,460
Accrued technical operation expenses	1,220	-
Liability for stock-based compensation awards	-	1,204
Accrued professional fees	24	185
Accrued interest payable	159	80
Other accrued expenses	18	4

	$3,905	$2,933

5.        Identifiable Intangible Assets and Goodwill

              In 2011, the Company recorded a non-cash impairment loss of $26.0 million related to the impairment of in-process research and development and goodwill. The impairment resulted from the fact that in August 2011, subsequent to our phase 2 trials and prior to starting a phase 3 trial, the Company announced that the FDA placed a clinical hold on its phase 3 clinical trials for ARIKAYCE in CF patients with Pseudomonas lung infections and in patients with NTM lung infections. A clinical hold is a notification issued by the FDA to the sponsor to delay a proposed clinical trial or suspend an ongoing clinical trial. The clinical holds were subsequently lifted in the first half of 2012.

              The Company's management determined the clinical hold was an indicator of possible impairment of in-process research and development and goodwill assets due to the associated additional costs, and, therefore, interim impairment testing was performed as of September 30, 2011. Using the income approach the impairment analysis compared the fair value of the in-process research and development intangible assets with their respective carrying amounts. This approach calculates fair value by estimating future cash flows attributable to the assets and then discounting these cash flows to a present value using a risk-adjusted discount rate. A market based valuation approach was not considered given a lack of revenues and profits for the Company. This approach requires significant management judgment with respect to unobservable inputs such as future volume, revenue and expense growth rates, changes in working capital use, appropriate discount rates and other assumptions and estimates. The estimates and assumptions used are consistent with the Company's business plans. Additionally, the carrying value of the business exceeded its fair value, and accordingly we performed the second step of the impairment test by comparing the carrying value of goodwill to its implied fair value. The impairment review resulted in impairment losses for both assets. Non-cash charges of $19.7 million and $6.3 million were recognized for the decline in the fair value of in-process research and development and goodwill assets, respectively, as of September 30, 2011. The non-cash charge of $26.0 million was recorded as an impairment loss and classified as an operating expense in the Consolidated Statements of Comprehensive Loss.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.        Identifiable Intangible Assets and Goodwill (Continued)

              We believe there are no indicators of impairment of the Company's in-process research and development intangible assets as of December 31, 2013.

6.        Fixed Assets, net

              Fixed assets are stated at cost and depreciated or amortized using the straight-line method, based on useful lives as follows:

		As of December 31,
	Estimated Useful Life (years)
Asset Description		2013	2012
		(in thousands)
Lab equipment	7	$3,371	$2,872
Furniture and fixtures	7	65	65
Computer hardware and software	3 - 5	718	588
Office equipment	7	117	117
Manufacturing Equipment	7	375	325
Leasehold improvements	lease term	612	581
Construction in Progress (CIP)		116	-

		5,374	4,548
Less accumulated depreciation and amortization		(3,562)	(2,882)

Fixed assets, net		$1,812	$1,666

              Depreciation and amortization expense was $0.7 million, $0.6 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation expense includes depreciation for equipment under capital lease obligations.

              Fixed assets include equipment held under capital lease obligations with an approximate net carrying value of $0.1 million and $0.3 million as of December 31, 2013 and 2012, respectively.

7.        Debt

              On June 29, 2012, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement that allowed the Company to borrow up $20.0 million in $10.0 million increments ("Loan Agreement"). The Company borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes ("Note A" and "Note B" and collectively, the "Notes") on June 29, 2012 and December 27, 2012, respectively. Notes A and B bear interest at 9.25%. Note A was originally scheduled to be repaid over a 42-month period with the first twelve monthly payments representing interest only followed by thirty monthly equal payments of principal and interest. Note B was originally scheduled to be repaid over a 36-month period with the first six monthly payments

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.        Debt (Continued)

representing interest only followed by thirty monthly equal payments of principal and interest. The Loan Agreement provided that in certain circumstances the Company could delay the first principal payment by five months. In July 2013, subsequent to the completion of certain ARIKAYCE-related development milestones, the Company elected to extend the interest only period under the Notes from July 31, 2013 to December 31, 2013 and delay the first monthly principal repayments for Notes A and B from August 1, 2013 to January 1, 2014. On November 25, 2013, the Company and Hercules entered into an amendment (the "Amendment") of the Loan Agreement. Pursuant to the Amendment, the interest-only period has been extended through June 30, 2014 and the first monthly principal payment is scheduled for July 1, 2014. The Amendment also allows the Company to further extend the interest-only period through December 31, 2014 and delay the first payment of principal until January 1, 2015, so long as the Company pays a $100,000 fee and obtains positive data from its phase 2 clinical trial of ARIKAYCE in patients who have lung infections caused by NTM. The election and amendment did not change the maturity date for Notes A and B, which is January 1, 2016.

              In connection with the Loan Agreement, the Company granted the lender a first position lien on all of the Company's assets, excluding intellectual property. Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and the Company is required to pay an "end of term" charge of $390,000, which is being charged to interest expense (and accreted to the debt) using the effective interest method over the life of the Loan Agreement. Debt issuance fees paid to the lender were recorded as a discount on the debt and are being amortized to interest expense using the effective interest method over the life of the Loan Agreement. Debt issuance fees paid to third parties were capitalized and are being amortized to interest expense using the effective interest method over the life of the Loan Agreement.

              The Loan Agreement also contains representations and warranties by us and the lender and indemnification provisions in favor of the lender and customary covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends, but no financial covenants), and events of default (including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the lender's security interest or in the collateral, and events relating to bankruptcy or insolvency). Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the Loan Agreement. In addition, pursuant to the Loan Agreement, the lender has the right to participate, in an amount of up to $1.0 million, in certain future private equity financing(s) by the Company.

              In conjunction with entering into the Loan Agreement, the Company granted a warrant to the lender to purchase shares of the Company's common stock. Since the warrant was granted in conjunction with entering into the Loan Agreement, the relative fair value of the warrant was recorded as equity and debt discount. The debt discount is being amortized to interest expense over the term of the related debt using the effective interest method.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.        Debt (Continued)

              The following table presents the components of the Company's debt balance as of December 31, 2013.

December 31, 2013
(in thousands)
Debt:
Notes payable	$20,000
Accretion of end of term charge	204
Issuance fees paid to lender	(215)
Discount from warrant	(368)
Current portion of long-term debt	(3,283)

Long-term debt	$16,338

              Future principal repayments of the two Notes are as follows (in thousands):

Year Ending in December 31:
2014	$3,626
2015	7,785
2016	8,589

$20,000

              The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place. We believe the estimated fair value at December 31, 2013 approximates the carrying amount.

8.        Stockholders' Equity

              Common Stock—As of December 31, 2013, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 and 39,137,679 shares of common stock issued and outstanding. Of the shares outstanding as of December 31, 2013, 1,765,271 shares represent holdback shares held by the Company as security for potential indemnification payments, as described in the Agreement and Plan of Merger with Transave, Inc. (the "Merger Agreement"), filed as Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (see Footnote 12, Commitments and Contingencies, Legal Proceedings, Pilkiewicz v. Transave LLC for additional information regarding these holdback shares). In addition, as of December 31, 2013, the Company had reserved 3,632,996 shares of common stock for issuance upon the exercise of outstanding common stock options and 92,641 for issuance upon the vesting of restricted stock units.

              On July 22, 2013, the Company completed an underwritten public offering of 6,900,000 shares of the Company's common stock, which included the underwriter's exercise in full of its over-allotment

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.        Stockholders' Equity (Continued)

option of 900,000 shares, at a price to the public of $10.40 per share. The Company's net proceeds from the sale of the shares, after deducting the underwriter's discount and offering expenses of $4.7 million, were $67.0 million.

              On September 28, 2012, we completed a registered direct public offering of 6,304,102 shares of our Common Stock to certain investors at a price of $4.07 per share, resulting in proceeds of $25.7 million.

              Warrant—In conjunction with entering into the Loan Agreement (See Note 7—Debt), the Company granted a warrant to the lender to purchase 329,932 shares of the Company's common stock at an exercise price of $2.94 per share. The fair value of the warrant of $0.8 million was calculated using the Black-Scholes warrant-pricing methodology at the date of issuance and was recorded as equity and as a discount to the debt and is being amortized to interest expense over the term of the related debt using the effective interest method. On April 30, 2013, the lender exercised the warrant in full via the "net issuance" method specified in the warrant agreement. In accordance with such provisions, the Company issued and delivered 223,431 shares of common shares to the lender on May 1, 2013. As a result of the exercise, the warrant is no longer outstanding and there are no additional shares issuable under this instrument.

9.        Stock-Based Compensation

              During 2013, the Company had three equity compensation plans: the 2013 Incentive Plan, which was approved by shareholders at the Company's Annual Meeting of Shareholders on May 23, 2013, the Amended and Restated 2000 Stock Incentive Plan, as amended (the "2000 Stock Incentive Plan") and the Amended and Restated 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Both the 2000 Stock Incentive Plan and the Stock Purchase Plan were adopted by the Company's Board of Directors in 2000. Upon the approval of the 2013 Incentive Plan, no additional awards will be issued under the 2000 Stock Incentive Plan and the shares remaining for future grant under the 2000 Stock Incentive Plan were transferred to the 2013 Incentive Plan.

              Under the terms of the 2013 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on our common stock, including stock options (both incentive stock options and non-qualified stock options), performance shares and other stock awards, as well as the payment of incentive bonuses to all employees and non-employee directors. The 2013 Incentive Plan provides for a single aggregate per person annual sub-limit of 1,500,000 stock options, performance shares (including RSUs) and shares of restricted stock. The 2013 Incentive Plan provides for the issuance of a maximum of 3,053,833 shares of common stock. Shares subject to outstanding awards under the 2000 Stock Incentive Plan that are cancelled, expired, forfeited or otherwise not issued will also be added to the number of shares available under the 2013 Incentive Plan. As of December 31, 2013, 1,811,064 shares of the Company's common stock were reserved for future grants (or issuances) of restricted stock, restricted stock units, stock options, and stock warrants under the 2013 Incentive Plan. The 2013 Incentive Plan will terminate on April 16, 2023 unless it is extended or terminated earlier pursuant to its terms.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.        Stock-Based Compensation (Continued)

              Under the terms of the 2000 Stock Incentive Plan, the Company was authorized to grant a variety of incentive awards based on our common stock, including stock options, (both incentive stock options and non-qualified stock options), performance shares, and other stock awards to all employees and non-employee directors. On March 15, 2013, the Company's Board of Directors amended the 2000 Stock Incentive Plan to provide for a single aggregate per person annual sub-limit for the issuance of a maximum of 1,500,000 stock options, performance shares (including RSUs) and shares of restricted stock. The 2000 Stock Incentive Plan ceased to be available for additional grants once the Company's shareholders approved the 2013 Incentive Plan on May 23, 2013.

              On October, 31, 2013, the Company's Board of Directors terminated the Amended and Restated Insmed Incorporated 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the terms of the Stock Purchase Plan, employees were entitled to purchase common stock of the Company at a price equal to 85% of the fair market value of the shares on the purchase date. The Stock Purchase Plan was intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code. The foregoing description does not purport to be a complete description of the rights and obligations of the Company or the participants under the Stock Purchase Plan. The above description is qualified in its entirety by reference to the Stock Purchase Plan, a copy of which is included as Exhibit 10.22 in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007.

              During the first quarter of 2013, the Company completed a review of equity compensation awards granted under its 2000 Stock Incentive Plan and determined that it had inadvertently exceeded the annual per-person sub-limits involving certain awards previously made to certain of its current and past officers and directors (the "excess awards"). The aggregate amount of common stock represented by these excess awards, which consisted of RSUs and stock options, was approximately 1.4 million shares. These awards were deemed to be granted outside of the 2000 Stock Incentive Plan and as such the Company applied liability accounting to these awards. On May 23, 2013 (the date of the Company's 2013 Annual Meeting of Stockholders), shareholders approved the grants associated with the excess awards, which as of this date, allowed the excess awards to be deemed granted under the 2000 Stock Incentive Plan. As a result, the excess awards were remeasured at fair value on May 23, 2013 and the liability was reclassified to Additional paid-in capital. The unrecognized fair value calculated for the excess awards as of May 23, 2013 will be recognized as compensation expense ratably over the remaining requisite service period for each award.

              In connection with the appointment of the Company's Chief Commercial Officer on April 1, 2013, the Company made inducement grants of stock options totaling 300,000 shares of the Company's common stock.

              Stock Options—The Company calculates the fair value of stock options granted using the Black-Scholes valuation model. The Company calculated the fair value of stock options granted outside of the 2000 Stock Incentive Plan using liability accounting. These awards were classified as a liability and were remeasured at fair value at the end of each reporting period using the Black-Scholes valuation model and changes in fair value were included in compensation expense in the Consolidated Statements of

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.        Stock-Based Compensation (Continued)

Comprehensive Loss (see additional disclosures related to stock options granted outside the 2000 Stock Incentive Plan at the end of this footnote).

              The following table summarizes the grant date fair value and assumptions used in determining the fair value of stock options granted under and outside the 2013 Incentive Plan and the 2000 Stock Incentive Plan, as well as grants of inducement shares, during the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Volatility	86.2% - 96.0%	99.1% - 107.1%	111.6% - 128.7%
Risk-free interest rate	0.65% - 1.65%	0.57% - 0.99%	0.91% - 2.12%
Dividend yield	0.0%	0.0%	0.0%
Expected option term (in years)	6.25	6.25	6.25
Weighted-average fair value of stock options granted	$8.16	$3.21	$2.68

              For the years ended December 31, 2013, 2012 and 2011, the volatility factor was based on the Company's historical volatility since the closing of the Merger on December 1, 2010. The expected life was determined using the simplified method as described in ASC Topic 718, "Accounting for Stock Compensation", which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate is based on the US Treasury yield in effect at the date of grant. Forfeitures are based on actual percentage of option forfeitures since the closing of the Merger on December 1, 2010, and this is the basis for future forfeiture expectations.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.        Stock-Based Compensation (Continued)

              The following table summarizes stock option activity for stock options granted under the 2013 Incentive Plan and the 2000 Stock Incentive Plan, as well as grants of inducement shares, for the years ended December 31, 2013, 2012 and 2011 as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	214,275	$18.43
Granted	766,000	3.77
Exercised	(5,200)	6.16
Forfeited and expired	(83,324)	26.57

Options outstanding at December 31, 2011	891,751	5.15

Vested and expected to vest at December 31, 2011	816,414	5.30

Exercisable at December 31, 2011	125,751	13.54

Options outstanding at December 31, 2011	891,751	$5.15
Granted	1,116,384	4.12
Exercised	(30,250)	7.08
Forfeited and expired	(160,046)	9.54

Options outstanding at December 31, 2012	1,817,839	4.10

Vested and expected to vest at December 31, 2012	1,692,915	4.11

Exercisable at December 31, 2012	438,145	4.59

Options outstanding at December 31, 2012	1,817,839	$4.10
Granted	2,323,500	10.53
Exercised	(371,743)	4.37
Forfeited and expired	(136,600)	10.49

Options outstanding at December 31, 2013	3,632,996	7.94	8.93	$32,903,657

Vested and expected to vest at December 31, 2013	3,402,306	7.88	8.91	$31,012,054

Exercisable at December 31, 2013	484,213	4.25	7.36	$6,176,106

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.        Stock-Based Compensation (Continued)

              The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $2.7 million, $25 thousand and $23 thousand, respectively.

              As of December 31, 2013, there was $23.5 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.64 years. The following table summarizes the range of exercise prices and the number of stock options outstanding and exercisable as of December 31, 2013:

Outstanding as of December 31, 2013					Exercisable as of December 31, 2013
Range of Exercise Prices		Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.03	$3.29	296,687	7.46	$3.04	153,089	$3.04
$3.40	$3.40	708,314	8.69	$3.40	177,079	$3.40
$3.48	$6.65	423,595	8.41	$5.55	125,045	$5.64
$6.70	$6.70	20,000	9.04	$6.70	-	-
$6.90	$6.90	381,200	8.98	$6.90	10,000	$6.90
$6.96	$7.44	109,500	9.02	$6.99	-	-
$7.45	$7.45	375,000	9.25	$7.45	-	-
$8.30	$11.46	312,950	9.42	$10.96	5,250	$8.30
$12.44	$12.44	565,050	9.16	$12.44	13,750	$12.44
$12.78	$16.54	440,700	9.80	$14.55	-	-

              Restricted Stock and Restricted Stock Units—The Company grants Restricted Stock ("RS") and Restricted Stock Units ("RSUs") to eligible employees, including our executives. Each RS and RSU represents a right to receive one share of the Company's common stock upon the completion of a specific period of continued service or achievement of a certain milestone. RS and RSU awards granted under the Company's 2013 Incentive Plan and 2000 Stock Incentive Plan are generally valued at the market price of the Company's common stock on the date of grant. In the first quarter of 2011, the Company granted RSUs outside of the 2000 Stock Incentive Plan and those awards were accounted for as a liability as they would have been deemed to be cash settled until additional shares were authorized for issuance under the 2000 Stock Incentive Plan. In May 2011, additional shares under the 2000 Stock Incentive Plan were authorized and the RSUs were converted to equity awards and were valued at the market price of our common stock on that date. In addition, RSUs granted in excess of certain plan sub-limits were considered to be granted outside the 2000 Stock Incentive Plan and were classified as a liability and remeasured at fair value at the end of each reporting period and changes in fair value are included in compensation expense in the Consolidated Statements of Comprehensive Loss (see additional disclosures related to RSUs granted outside the 2000 Stock Incentive Plan at the end of this footnote). The Company recognizes noncash compensation expense for the fair values of these RS and RSUs on a straight-line basis over the requisite service period of these awards, which is generally three years.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.        Stock-Based Compensation (Continued)

              The following table summarizes RSU awards granted under the 2013 Incentive Plan and the 2000 Stock Incentive Plan during the years ended December 31, 2013, 2012 and 2011:

	Number of RSU's	Weighted Average Grant Price
Outstanding at December 31, 2010	-	-
Granted	491,255	$6.36
Forfeited	(4,230)	5.13

Outstanding at December 31, 2011	487,025	6.37
Granted	61,011	3.44
Released	(322,819)	4.59
Forfeited	(9,692)	5.69

Outstanding at December 31, 2012	215,525	$6.26
Granted	55,317	6.77
Released	(177,316)	6.42
Forfeited	(885)	5.00

Outstanding at December 31, 2013	92,641	$6.27

Expected to Vest	92,641	$6.27

              Awards Granted Outside of the 2000 Stock Incentive Plan—During the first quarter of 2013, the Company completed a review of equity compensation awards granted under its 2000 Stock Incentive Plan and determined that it had inadvertently exceeded the annual per-person sub-limits involving certain awards previously made to certain of its current and past officers and directors (the "excess awards"). The aggregate amount of common stock represented by these excess awards, which consisted of RSUs and stock options, was approximately 1.4 million shares. These awards were deemed to be granted outside of the 2000 Stock Incentive Plan and as such the Company applied liability accounting to these awards. On May 23, 2013 (the date of the Company's 2013 Annual Meeting of Stockholders), shareholders approved the grants associated with the excess awards, which as of this date, allowed the excess awards to be deemed granted under the 2000 Stock Incentive Plan. As a result, the excess awards were remeasured at fair value on May 23, 2013 and the liability was reclassified to Additional paid-in capital. The unrecognized fair value calculated for the excess awards as of May 23, 2013 will be recognized as compensation expense ratably over the remaining requisite service period for each award.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.        Stock-Based Compensation (Continued)

              The following table summarizes the stock-based compensation recorded in the Consolidated Statements of Comprehensive Loss related to stock options and RSUs during the years ended December 31, 2013, 2012 and 2011:

		2013		2012	2011
		(in millions)
Research and development expenses		$2.4		$0.7	$0.5
General and administrative expenses		6.3		2.3	1.1

	Total	$8.7	(1)	$3.0	$1.6

(1)
Included in the $8.7 million is $3.3 million and $0.8 million of expense that resulted from the remeasurement of certain stock options and RSUs, respectively, that occurred during May 2013.

10.        Income Taxes

              The benefit for income taxes was $1.2 million and the effective rate was 2.1% for the year ended December 31, 2013. The provision for income taxes was $0 and the effective rate was 0.0% during the years ended December 31, 2012 and 2011. The benefit for income taxes recorded and the effective tax rate for the year ended December 31, 2013 solely reflect the reversal of a valuation allowance previously recorded against the Company's New Jersey State net operating losses ("NOL") that resulted from the Company's sale of $27.0 million of its New Jersey State NOLs under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program") for cash of $1.2 million, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash.

              The Company is subject to US federal and state income taxes. The Company has never been audited and the statute of limitations for tax audit is generally open for the years 2010 and later. However, except in 2009, the Company has incurred net operating losses since inception. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. The Company's policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. As of December 31, 2013 and 2012, the Company has recorded no reserves for unrecognized income tax benefits, nor has it recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.        Income Taxes (Continued)

              The reconciliation between the federal statutory tax rate of 34% and the Company's effective tax rate is as follows:

	Years Ended December 31,
	2013	2012	2011
Statutory federal tax rate	34%	34%	34%
Permanent items	-	-	(4)%
State income taxes, net of federal benefit	7%	4%	3%
Research and development credit	7%	1%	5%
Expired net operating loss carryforwards	-	(15)%	(10)%
Change in state tax rate	2%	-	-
Change in valuation allowance	(49)%	(22)%	(27)%
Other	1%	(2)%	(1)%

Effective tax rate	2%	0%	0%

              Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities consist of the following:

	As of December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$149,753	$128,257
General business credits	15,209	10,501
Alternative Minimum Tax (AMT) credit	418	418
Other	5,951	3,007

Gross deferred tax assets	$171,331	$142,183
Deferred tax liabilities:
In-process research and development	$(23,245)	$(22,093)

Deferred tax liabilities	$(23,245)	$(22,093)

Net deferred tax assets	$148,086	$120,090

Valuation Allowance	(148,086)	(120,090)

Net deferred tax assets	$-	$-

              The net deferred tax assets (prior to applying the valuation allowance) of $148.1 million and $120.1 million at December 31, 2013 and 2012, respectively, primarily consist of net operating loss carryforwards for income tax purposes. Due to the Company's history of operating losses, the Company recorded a full valuation allowance on its net deferred tax assets by increasing the valuation allowance by $28.0 million as it is more likely than not that such tax benefits will not be realized.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.        Income Taxes (Continued)

              At December 31, 2013, the Company had federal net operating loss carryforwards for income tax purposes of approximately $398.7 million available to offset future taxable income, if any. The NOL carryovers and general business tax credits expire in various years beginning in 2018.

              Utilization of the Company's NOL and general business tax credit carryforwards generated in prior years through September 2012 (the "September 2012 and prior NOLs") are likely subject to substantial limitations under Section 382 of the Internal Revenue Code ("Section 382") due to ownership changes that occurred at various points during years prior to 2012 and during September 2012. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, it has raised capital through the issuance of common stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, likely resulted in multiple changes in ownership, as defined by Section 382 since the Company's formation in 1999. The substantial limitations on the use of the September 2012 and prior NOLs are likely to result in expiration of a substantial portion of these NOL or general business tax credit carryforwards before utilization which would substantially reduce the Company's gross deferred tax assets. The Company plans to complete a Section 382 analysis regarding the limitation of its NOL and general business tax credit carryforwards and intends to disclose the results of this analysis when it is completed.

11.        License and Collaboration Agreements

    In-License Agreements

              Ipsen and Genentech—In March 2007, the Company was granted a license or sublicense as applicable to patents held by Ipsen and Genentech to develop IPLEX in certain medical indications in the US and foreign territories. In November 2008, the Company gained Royalty-Free Worldwide Rights for IPLEX from Ipsen and Genentech in connection with potential expanded access ALS programs.

              PARI Pharma GmbH—In April 2008, the Company entered into a licensing agreement with PARI Pharma GmbH for use of the optimized eFlow Nebulizer System for delivery of ARIKAYCE in treating patients with CF, bronchiectasis, and NTM infections. Insmed has rights to several US and foreign issued patents and patent applications involving improvements to the optimized eFlow Nebulizer System. In consideration of this agreement, PARI shall receive payments either in cash, qualified stock or a combination of both, at PARI's discretion, based on achievement of certain future milestone events including first acceptance of MAA submission (or equivalent) in the US of ARIKAYCE and the device, first receipt of marketing approval in the US for ARIKAYCE and the device, and first receipt of marketing approval in a major EU country for ARIKAYCE. In addition, PARI will receive royalty payments on commercial sales of ARIKAYCE.

    Out-License Agreements

              NAPO Pharmaceuticals—In January 2007, the Company entered into an agreement with NAPO Pharmaceuticals, whereby it granted NAPO a license for INSM-18 also known as Masoprocal. The

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.        License and Collaboration Agreements (Continued)

license gives NAPO the right to develop, manufacture and commercialize Masoprocal products for any indications relating specifically to diabetes, cardiac disease, vascular disease, metabolic disease and Syndrome X. The agreement calls for payments from NAPO to the Company upon the achievement of certain milestones which have not yet been met.

              TriAct—In December, 2010, the Company entered into an agreement with TriAct Therapeutics Inc. ("TriAct") whereby it granted TriAct an exclusive license for INS-18 also known as Masoprocal. The license gives TriAct the right to develop, manufacture and commercialize Masoprocal products for any indications relating specifically to oncology. The agreement calls for the issue of TriAct common stock to Insmed upon the achievement of certain milestones. To date, no milestones have been achieved and no common stock has been received.

              Eleison—In February, 2011, the Company entered into an agreement with Eleison Pharmaceuticals whereby it granted Eleison an exclusive license for CISPLATIN Lipid Complex. The license gives Eleison the right to develop, manufacture and commercialize CISPLATIN Lipid Complex. Payments totaling $1.0 million were received in 2011 and were recorded as license fee revenue.

              Premacure (now Shire plc)—In May 2012, the Company entered into an agreement with Premacure (now Shire plc) pursuant to which the Company granted to Premacure an exclusive, worldwide license to develop, manufacture and commercialize IGF-1, with its natural binding protein, IGFBP-3, for the prevention and treatment of complications of preterm birth in exchange for royalty payments on commercial sales of IGF-1 (the "Premacure License Agreement"). In March 2013, we amended the Premacure License Agreement to provide Premacure with the option, exercisable by Premacure any time prior to April 30, 2013, to pay us $11.5 million (the "Buyout Amount") and assume any of our royalty obligations to other parties in exchange for a fully paid license. On April 29, 2013, Premacure exercised this option and paid the Company $11.5 million in exchange for a fully paid license. The Company recorded this payment as other revenue in the three months ended June 30, 2013. The Company is not entitled to any additional future royalties from Premacure, and Premacure has assumed the Company's royalty obligations to other parties under the Premacure License Agreement.

    Collaboration Agreements

              Cystic Fibrosis Foundation Therapeutics, Inc.—In 2004 and 2009, the Company entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby it received $1.7 million and $2.2 million for each respective agreement in research funding for the development of its ARIKAYCE product. If ARIKAYCE becomes an approved product for CF in the US, the Company will owe payments totaling up to $13.4 million to CFFT that would be payable over a three-year period after approval as a commercialized drug in the US. Furthermore, if certain sales milestones are met within 5 years of the drug commercialization approval for CF in the US, the Company would owe an additional payment of $3.9 million. Since there is significant development risk associated with ARIKAYCE, we have not accrued these obligations.

              National Institutes of Allergy and Infectious Diseases—In 2009 and 2012, the Company entered into a cooperative research and development agreement (CRADA) with National Institute of Allergy

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.        License and Collaboration Agreements (Continued)

and Infectious Diseases (NIAID) to design and conduct our phase 2 study of ARIKAYCE in patients with NTM. NIAID has also agreed to provide biostatistical advisory input in connection with the phase 2 NTM study. If the Company decides not to continue with the commercialization of ARIKAYCE in NTM, NIAID will have the right to complete the clinical trial. Further, NIAID may elect to pursue its rights to obtain license rights to certain inventions made under the CRADA.

12.        Commitments and Contingencies

    Commitments

              The Company has two operating leases for office and laboratory space located in Monmouth Junction, NJ through December 31, 2014. Future minimum rental payments under these two leases total approximately $0.7 million. The Company also has an operating lease for office and laboratory space located in Bridgewater, NJ that terminates in November 2019. Future minimum rental payments under this lease are $2.4 million. The Company also leases office space in Richmond, VA, where the Company's corporate headquarters were previously located, through October 2016. Future minimum rental payments under this lease total approximately $1.4 million. During 2011, the Company recorded a net present value charge of $1.2 million in general and administrative expenses associated with vacating the Richmond facility. The remaining accrual for this charge was $0.7 million as of December 31, 2013.

              Rent expense charged to operations was $1.0 million, $1.0 million, and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum rental payments required under the Company's operating leases are as follows (in thousands):

Year Ending in December 31:
2014	$1,237
2015	944
2016	886
2017	474
2018	488
2019	460

$4,489

    Legal Proceedings

Cacchillo v. Insmed

              On October 6, 2010, a complaint was filed against the Company by Angeline Cacchillo ("Plaintiff") in the U.S. District Court for the Northern District of New York (the "Court"), captioned Cacchillo v. Insmed, Inc., No. 1:10-cv-0199, seeking monetary damages and a court order requiring Insmed to support Plaintiff's compassionate use application to the FDA and if approved, to provide

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.        Commitments and Contingencies (Continued)

Plaintiff with IPLEX. Plaintiff was a participant in the phase II clinical trial of IPLEX sponsored by us evaluating the effectiveness of the investigational drug in patients with type 1 myotonic muscular dystrophy ("MMD"). In the complaint, Plaintiff alleged (i) violation of constitutional due process and equal protection by depriving Plaintiff of continued access to IPLEX, (ii) fraudulent inducement to enter the phase II clinical trial with the false promise to support Plaintiff's compassionate use application to the FDA, (iii) negligent representation that the Company would support Plaintiff's compassionate use application, (iv) breach of contract, seeking monetary and non-monetary damages, (v) intentional infliction of emotional distress by refusing to support Plaintiff's compassionate use application after providing IPLEX, (vi) violation of an assumed duty of care to Plaintiff, (vii) breach of fiduciary duty to Plaintiff, (viii) negligence and (ix) unjust enrichment. Plaintiff seeks compensatory and punitive monetary damages and sought injunction relief as noted above.

              On October 7, 2010, Plaintiff filed a motion for a preliminary injunction that would require us to provide a written statement supporting the "compassionate use" of IPLEX for Plaintiff and directing us to provide IPLEX to Plaintiff at cost in the event that the compassionate use application were granted by the FDA. On October 22, 2010, the Court denied Plaintiff's motion for the preliminary injunction concluding that the Court lacked subject matter jurisdiction with respect to her claim for a preliminary injunction. Plaintiff appealed the Court's denial of her motion for a preliminary injunction to the U.S. Court of Appeals for the Second Circuit, which affirmed the trial court's order denying the Plaintiff's motion for a preliminary injunction.

              We filed a motion with the Court to dismiss all of the outstanding claims, and on June 29, 2011, the Court dismissed six of Plaintiff's claims, leaving outstanding the claims for (i) fraudulent inducement, (ii) negligent misrepresentation, and (iii) breach of contract. The Company filed an answer and affirmative defenses with the Court on July 12, 2011. Plaintiff's claim for monetary damages with respect to these claims remains outstanding. The parties completed discovery on or about June 1, 2012. The Company filed a Motion for Summary Judgment on August 1, 2012 seeking judgment in our favor on the three claims remaining in the case and the motion was fully submitted on October 9, 2012. On January 19, 2013, the Court granted the Company's Motion for Summary Judgment and dismissed all of the outstanding claims. Plaintiff appealed the Court's decision to the U.S. Court of Appeals for the Second Circuit and, on January 7, 2014, the Court affirmed the decision to dismiss all outstanding claims.

Pilkiewicz v. Transave LLC

              On March 28, 2011, Frank G. Pilkiewicz and other former stockholders of Transave (collectively, the "Petitioners") filed an appraisal action against the Company's subsidiary Transave, LLC in the Delaware Court of Chancery captioned Frank G. Pilkiewicz, et al. v. Transave, LLC , C.A. No. 6319-CS. On December 13, 2011, following the mailing of the revised notice of appraisal rights in accordance with the settlement terms of Mackinson et al. v. Insmed, an Amended Petition for Appraisal of Stock was filed by the Petitioners.

              The Petitioners seek appraisal under Delaware law of their total combined common stock holdings representing total dissenting shares of approximately 7.77 million shares of Transave, Inc.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.        Commitments and Contingencies (Continued)

common stock (the "Transave Stock"). The Petitioners are challenging the value of the consideration that they would be entitled to receive for their Transave Stock under the terms of the merger.

              Under the terms of the merger agreement, certain of the former stockholders of Transave (the "Transave Stockholders") are obligated to indemnify the Company for certain liabilities in connection with the appraisal action. The Company notified the Transave Stockholders in May 2012 that the Company is seeking indemnification in accordance with the merger agreement and that it will continue to retain the aggregate amount of the holdback shares totaling 1,765,271 shares, as security for any indemnification payments due under the merger agreement. Discovery is complete and the trial is scheduled to begin in April 2014. The Company believes that the allegations contained in the amended petition are without merit and we intend to continue to vigorously defend this action. It is not possible at this time to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this action.

              From time to time, the Company is a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

13.        Quarterly Financial Data (Unaudited)

              The following table summarizes unaudited quarterly financial data for the years ended December 31, 2013 and 2012 (in thousands, except per share data).

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$-	$11,500	$-	$-	$11,500
Operating loss	(14,309)	(8,270)	(16,842)	(15,594)	(55,015)

Net loss	(13,678)	(8,854)	(17,327)	(16,214)	(56,073)

Basic and diluted net loss attributable to common stockholders per common share	$(0.43)	$(0.28)	$(0.46)	$(0.41)	$(1.60)

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.        Quarterly Financial Data (Unaudited) (Continued)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$-	$-	$-	$-	$-
Operating loss	(7,264)	(9,983)	(9,353)	(15,838)	(42,438)

Net loss	(6,845)	(9,696)	(9,382)	(15,451)	(41,374)

Basic and diluted net income (loss) attributable to common stockholders per common share	$(0.28)	$(0.39)	$(0.38)	$(0.49)	$(1.56)

              Basic and diluted net income (loss) per share amounts included in the above tables are computed independently for each of the quarters presented. Accordingly, the sum of the quarterly basic and diluted net loss per share amounts may not agree to the total for the year.

14.        Retirement Plan

              The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. There were no employer contributions in 2013, 2012 and 2011.

15.        Subsequent Events

              On February 10, 2014, the Company entered into a Contract Manufacturing Agreement (the "Agreement") with Therapure Biopharma Inc. ("Therapure") for the manufacture of the Company's product ARIKAYCE, liposomal amikacin for inhalation. Pursuant to the Agreement, the Company and Therapure will collaborate to construct a production and quality control area for the manufacture and testing of ARIKAYCE in Therapure's existing manufacturing facility in Mississauga, Ontario, Canada. Therapure will manufacture ARIKAYCE for the Company on a non-exclusive basis. The Agreement has an initial term of five years from the first date on which Therapure delivers ARIKAYCE to Insmed after Insmed obtains permits related to the manufacture of ARIKAYCE, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years' prior written notice to the other party. Notwithstanding the foregoing, the parties have rights and obligations under the Agreement prior to the commencement of the initial term. The Agreement allows for termination by either party upon the occurrence of certain events, including, (i) the material breach by the other party of any provision of the Agreement or the Quality Agreement expected to be entered into between the parties, or (ii) the default or bankruptcy of the other party. In addition, the Company may terminate the Agreement for any reason upon no fewer than one hundred eighty days' advance notice.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated December 1, 2010, among Insmed Incorporated, River Acquisition Co., Transave, LLC Transave, Inc. and TVM V Life Science Ventures GmbH & Co. KG (incorporated by reference from Exhibit 2.1 to Insmed Incorporated's Current Report on Form 8-K filed on December 2, 2010).
3.1
Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated's Annual Report on Form 10-K for the year ended December 31, 2012).
3.2	Amended and Restated Bylaws of Insmed Incorporated (incorporated by reference from Exhibit 3.1 to Insmed Incorporated's Current Report on Form 8-K filed on March 9, 2012).
4.1
Specimen stock certificate representing common stock, $0.01 par value per share, of the Registrant (previously filed as Exhibit 4.2 to Insmed Incorporated's Registration Statement on Form S-4/A (Registration No. 333-30098)).
4.2
Shareholders Agreement, dated December 1, 2010, among Insmed Incorporated and each of the listed shareholders (incorporated by reference from Exhibit 4.1 to Insmed Incorporated's Current Report on Form 8-K filed on December 2, 2010).
4.3
Registration Rights Agreement, dated December 1, 2010, among Insmed Incorporated and each of the listed shareholders (incorporated by reference from Exhibit 4.2 to Insmed Incorporated's Current Report on Form 8-K filed on December 2, 2010).
10.1**	Insmed Incorporated Amended and Restated 2000 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to Insmed Incorporated's Form 10-Q filed on May 7, 2013).
10.2**	Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 99.1 to Insmed Incorporated's Registration Statement on Form S-8 filed on May 24, 2013).
10.3**	Form of Award Agreement for Restricted Stock Units issued to employees pursuant to Insmed's 2013 Incentive Plan (filed herewith).
10.4**	Form of Award Agreement for Restricted Stock Units issued to directors pursuant to Insmed's 2013 Incentive Plan (filed herewith).
10.5**	Form of Award Agreement for an Incentive Stock Option pursuant to Insmed's 2013 Incentive Plan (filed herewith).
10.6**	Form of Award Agreement for a Non-Qualified Stock Option pursuant to Insmed's 2013 Incentive Plan (filed herewith).
10.7**
Employment Agreement, dated December 2, 2010, between Insmed Incorporated and Dr. Renu Gupta (incorporated by reference from Exhibit 10.4 to Insmed Incorporated's Current Report on Form 8-K filed on February 1, 2011).
10.8**
Employment Agreement, effective as of July 18, 2011, between Insmed Incorporated and Andrea Holtzman Drucker (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on July 18, 2011).

10.9**	Letter Agreement between Insmed Incorporated and Andrea Holtzman Drucker, dated May 28, 2013 (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on May 29, 2013).
10.10**
Employment Agreement, effective as of May 14, 2012, between Insmed Incorporated and Donald Hayden, Jr. (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on May 17, 2012).
10.11**
Letter Agreement, dated September 10, 2012, between Insmed Incorporated and Donald Hayden, Jr. (incorporated by reference from Exhibit 10.3 to Insmed Incorporated's Current Report on Form 8-K filed on September 11, 2012).
10.12**
Employment Agreement, effective as of September 10, 2012, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on September 11, 2012).
10.13**
Employment Agreement, effective as of November 7, 2012, between Insmed Incorporated and Andrew Drechsler (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on November 7, 2012).
10.14**
Employment Agreement, dated December 2, 2010, between Insmed Incorporated and Nicholas Labella, Jr. (incorporated by reference from Exhibit 10.3 to Insmed Incorporated's Current Report on Form 8-K filed on February 1, 2011).
10.15**
Separation and Release Agreement, dated October 5, 2012, between Insmed Incorporated and Nicholas Labella (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on October 5, 2012).
10.16**
Employment Agreement, dated December 2, 2010, between Insmed Incorporated and Kevin P. Tully (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Current Report on Form 8-K filed on February 1, 2011).
10.17**
Separation and Release Agreement, effective as of July 26, 2012, between Insmed Incorporated and Kevin Tully (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on July 30, 2012).
10.18**
Employment Agreement, dated December 2, 2010, between Insmed Incorporated and Timothy Whitten (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on February 1, 2011).
10.19**
Severance Agreement, dated September 10, 2012, between Insmed Incorporated and Timothy Whitten (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Current Report on Form 8-K filed on September 11, 2012).
10.20
Loan and Security Agreement, dated as of June 29, 2012, by and between Insmed Incorporated and its domestic subsidiaries and Hercules Technology Growth Capital, Inc. (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on July 2, 2012).

10.21*	Settlement, license and development agreement, dated March 5, 2007, between Insmed Incorporated, Insmed Therapeutic Proteins, Inc., Celtrix Pharmaceuticals, Tercica Inc., and Genentech, Inc. (previously filed as Exhibit 10.1 to Insmed's Quarterly Report on 10-Q filed on May 10, 2007, and incorporated herein by reference).
10.22*
License agreement dated April 25, 2008, between Transave, Inc. and PARI Pharma GmbH (incorporated by reference from Exhibit 10.22 to Insmed Incorporated's Annual Report on Form 10-K for the year ended December 31, 2012).
10.23**
Employment Agreement, effective as of April 1, 2013, between Insmed Incorporated and Matthew Pauls (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed on May 7, 2013).
10.24**	Insmed Incorporated Stock Option Inducement Awards to Matthew Pauls (incorporated by reference from Exhibit 99.2 to Insmed Incorporated's Registration Statement on Form S-8 filed on May 24, 2013).
10.25**
Employment Agreement, effective as of July 29, 2013, between Insmed Incorporated and Christine Pellizzari (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed on November 5, 2013).
10.26**	Insmed Incorporated Senior Executive Bonus Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Form 10-Q filed on November 5, 2013).
10.27
Lease, dated December 31, 2013, between Denver Road, LLC and Insmed Incorporated (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on January 3, 2014).
10.28
Form of Indemnification Agreement entered into with each of the Company's directors and officers (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on January 16, 2014).
21.1	Subsidiaries of Insmed Incorporated (filed herewith).
23.1	Consent of Ernst & Young LLP.
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

32.2	Certification of Andrew T. Drechsler, Chief Financial Officer (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Caluclation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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