Form 10-Q
period 2014-03-31
INSMED INC
filed 2014-05-08
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-30739

INSMED INCORPORATED

(Exact name of registrant as specified in its charter)

Virginia	54-1972729
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

9 Deer Park Drive, Suite C
Monmouth Junction, New Jersey	08852
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2014, there were 39,272,501 shares of the registrant’s common stock, $0.01 par value, outstanding.

INSMED INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

In this Form 10-Q, we use the words “Insmed Incorporated”  to refer to Insmed Incorporated, a Virginia corporation, and we use the words “Company,” “Insmed,” “Insmed Incorporated,” “we,” “us” and “our” to refer to Insmed Incorporated and its consolidated subsidiaries.  ARIKACE® and IPLEX® are registered trademarks of Insmed Incorporated.  ARIKAYCETM and INSMEDTM are trademarks of Insmed Incorporated.  This Form 10-Q also contains trademarks of third parties.  Each trademark of another company appearing in this Form 10-Q is the property of its owner.

PART I.   FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSMED INCORPORATED

Consolidated Balance Sheets

(in thousands, except par value and share data)

	As of	As of
	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,251	$113,894
Prepaid expenses and other current assets	4,958	2,269
Total current assets	106,209	116,163

In-process research and development	58,200	58,200
Other assets	234	323
Fixed assets, net	1,977	1,812
Total assets	$166,620	$176,498

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,818	$5,929
Accrued expenses	3,143	3,905
Accrued compensation	1,371	2,839
Accrued lease expense, current	310	307
Deferred rent	121	129
Capital lease obligations, current	48	64
Current portion of long term debt	5,187	3,283
Total current liabilities	19,998	16,456

Accrued lease expense, long-term	315	380
Debt, long-term	14,569	16,338
Total liabilities	34,882	33,174

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 39,268,885 and 39,137,679 issued and outstanding shares at March 31, 2014 and December 31, 2013, respectively.	393	391
Additional paid-in capital	537,264	534,554
Accumulated deficit	(405,919)	(391,621)
Total shareholders’ equity	131,738	143,324
Total liabilities and shareholders’ equity	$166,620	$176,498

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except per share data)

	Three Months ended March 31,
	2014	2013

Revenues	$—	$—

Operating expenses:
Research and development	11,351	10,334
General and administrative	6,728	3,975
Total operating expenses	18,079	14,309

Operating loss	(18,079)	(14,309)

Investment income	17	51
Interest expense	(606)	(643)
Other, net	(19)	2
Loss before income taxes	(18,687)	(14,899)

(Benefit) from income taxes	(4,389)	(1,221)

Net loss and comprehensive loss	$(14,298)	$(13,678)

Basic and diluted net loss per share	$(0.36)	$(0.43)

Weighted average basic and diluted common shares outstanding	39,240	31,554

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three months ended March 31,
	2014	2013
Operating activities
Net loss	$(14,298)	$(13,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167	148
Stock based compensation expense	2,358	954
Gain on sale of asset, net	—	(2)
Amortization of debt discount and debt issuance costs	102	118
Accrual of the end of term charge on the debt	33	49
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,600)	(797)
Accounts payable	3,889	1,124
Accrued expenses and deferred rent	(770)	1,787
Accrued lease expenses	(62)	(64)
Accrued compensation	(1,468)	(848)
Net cash used in operating activities	(12,649)	(11,209)

Investing activities
Purchase of fixed assets	(331)	(163)
Proceeds from sale of asset	—	2
Net cash used in investing activities	(331)	(161)

Financing activities
Payments on capital lease obligations	(16)	(29)
Proceeds from exercise of stock options	353	51
Net cash provided by financing activities	337	22

Decrease in cash and cash equivalents	(12,643)	(11,348)
Cash and cash equivalents at beginning of period	113,894	90,782

Cash and cash equivalents at end of period	$101,251	$79,434

Supplemental disclosures of cash flow information:
Cash paid for interest	$463	$476
Cash received for taxes	$4,389	$1,221

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                    The Company and Basis of Presentation

Insmed is a biopharmaceutical company focused on developing and commercializing inhaled therapies for patients battling serious lung diseases that are often life threatening.  The Company’s lead product candidate, ARIKAYCETM, or liposomal amikacin for inhalation, is an inhaled antibiotic treatment that delivers a proven and potent anti-infective directly to the site of serious lung infections. The Company was incorporated in the Commonwealth of Virginia on November 29, 1999.  On December 1, 2010, the Company completed a business combination with Transave, Inc. (Transave), a privately held, New Jersey-based pharmaceutical company focused on the development of differentiated and innovative inhaled pharmaceuticals for the treatment of serious lung infections (the “Merger”).  The Company’s continuing operations are based on the technology and products historically developed by Transave.  The Company’s principal executive offices are located in Monmouth Junction, New Jersey.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements have been condensed or are not included herein. The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013.

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim condensed consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim consolidated financial statements included in this report.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Transave, LLC, Insmed Pharmaceuticals, Incorporated, Insmed Limited, and Celtrix Pharmaceuticals, Incorporated.  All intercompany transactions and balances have been eliminated in consolidation.

2.                                      Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 2”  to the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013:

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

The following table presents assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Quoted Prices in
		Active Markets for	Inactive Markets for	Significant
		Identical Assets	Identical Assets	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2014:
Assets:
Cash and cash equivalents	$101,251	$101,251	$—	$—
	$101,251	$101,251	$—	$—

As of December 31, 2013:
Assets:
Cash and cash equivalents	$113,894	$113,894	$—	$—
	$113,894	$113,894	$—	$—

The Company’s cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions.  Cash equivalents consist of liquid investments with a maturity of three months or less from the date of purchase.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter.   There were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2014 and March 31, 2013.

As of March 31, 2014 and December 31, 2013, the Company held no securities that were in an unrealized gain or loss position.  The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred.  In making its determination, the Company considers a number of factors, including: (1) the significance of the decline, (2) whether the securities were rated below investment grade, (3) how long the securities have been in an unrealized loss position, and (4) the Company’s ability and intent to retain the investment for a sufficient period of time for it to recover.

Net Loss Per Common Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and other dilutive securities outstanding during the period.  Potentially dilutive securities from stock options, restricted stock units and warrants to purchase common stock would be antidilutive as the Company incurred a net loss.  Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of shares used to compute basic and diluted net loss per share for the three months ended March 31, 2014 and 2013:

	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net loss:	$(14,298)	$(13,678)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	39,240	31,554
Effect of dilutive securities:
Common stock options	—	—
Restricted stock and restricted stock units	—	—
Common stock warrant	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	39,240	31,554
Net loss per share:
Basic and Diluted	$(0.36)	$(0.43)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average common shares outstanding as of March 31, 2014 and 2013 as their effect would have been anti-dilutive (in thousands):

	2014	2013
Warrants to purchase common stock	—	330
Stock options to purchase common stock	4,230	2,348
Restricted stock and restricted stock units	18	200

3.                                      Identifiable Intangible Assets and Goodwill

The Company believes there are no indicators of impairment relating to its in-process research and development intangible assets as of March 31, 2014.

4.                                      Accrued Expenses

Accrued expenses consist of the following:

	As of March 31,	As of December 31,
	2014	2013
	(in thousands)

Accrued clinical trial expenses	$1,444	$2,484
Accrued technical operation expenses	751	1,220
Accrued professional fees	764	24
Accrued interest payable	159	159
Other accrued expenses	25	18
	$3,143	$3,905

5.                                    Debt

On June 29, 2012, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) that allowed the Company to borrow up $20.0 million in $10.0 million increments (“Loan Agreement”).  The Company borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (“Note A” and “Note B” and collectively, the “Notes”) on June 29, 2012 and December 27, 2012, respectively.  Notes A and B bear interest at 9.25%.  Note A was originally scheduled to be repaid over a 42-month period with the first twelve monthly payments representing interest only followed by thirty monthly equal payments of principal and interest.  Note B was originally scheduled to be repaid over a 36-month period with the first six monthly payments representing interest only followed by thirty monthly equal payments of principal and interest.  The Loan Agreement provided that in certain circumstances the Company could delay the first principal payment by five months.  In July 2013, subsequent to the completion of certain ARIKAYCE-related development milestones, the Company elected to extend the interest only period under the Notes from July 31, 2013 to December 31, 2013 and delay the first monthly principal repayments for Notes A and B from August 1, 2013 to January 1, 2014.  On November 25, 2013, the Company and Hercules entered into an amendment (the “Amendment”) of the Loan Agreement.  Pursuant to the Amendment, the interest-only period has been extended through June 30, 2014 and the first monthly principal payment is scheduled for July 1, 2014.  The Amendment also allows the Company to further extend the interest-only period through December 31, 2014 and delay the first payment of principal until January 1, 2015, so long as the Company pays a $100,000 fee and obtains positive data from its phase 2 clinical trial of ARIKAYCE in patients who have lung infections caused by nontuberculous mycobacteria (NTM).  The election and amendment did not change the maturity date for Notes A and B, which is January 1, 2016.

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

The Loan Agreement also contains representations and warranties by the Company and the lender and indemnification provisions in favor of the lender and customary covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends, but no financial covenants), and events of default (including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the lender’s security interest or in the collateral, and events relating to bankruptcy or insolvency).  Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the Loan Agreement.  In addition, pursuant to the Loan Agreement, the lender has the right to participate, in an amount of up to $1.0 million, in certain future private equity financing(s) by the Company.

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

The following table presents the components of the Company’s debt balance as of March 31, 2014:

March 31, 2014
(in thousands)
Debt:
Notes payable	$20,000
Accretion of end of term charge	237
Issuance fees paid to lender	(179)
Discount from warrant	(302)
Current portion of long-term debt	(5,187)
Long-term debt	$14,569

As of March 31, 2014, future principal repayments of the two Notes for the period April 1, 2014 to December 31, 2014 and in each of the years ending December 31, 2015 and 2016 were as follows (in thousands):

Year Ending in December 31:
2014	$3,626
2015	7,785
2016	8,589
$20,000

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place.  The Company believes the estimated fair value at March 31, 2014 approximates the carrying amount.

6.                                      Stockholders’ Equity

Common Stock — As of March 31, 2014, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 and 39,268,885 shares of common stock issued and outstanding.  Of the shares outstanding as of March 31, 2014, 1,765,271 shares represent holdback shares held by the Company as security for potential indemnification payments, as described in the Agreement and Plan of Merger with Transave (the “Merger Agreement”), filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (see Note 10, Commitments and Contingencies, Legal Proceedings, Pilkiewicz v. Transave LLC for additional information regarding these holdback shares).  In addition, as of March 31, 2014, the Company had reserved 4,229,646 shares of common stock for issuance upon the exercise of outstanding common stock options and 18,270 for issuance upon the vesting of restricted stock units.

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

Warrant - In conjunction with entering into the Loan Agreement (See Note 5 — Debt),  the Company granted a warrant to the lender to purchase 329,932 shares of the Company’s common stock at an exercise price of $2.94 per share.  The fair value of the warrant of $0.8 million was calculated using the Black-Scholes warrant-pricing methodology at the date of issuance and was recorded as equity and as a discount to the debt and is being amortized to interest expense over the term of the related debt using the effective interest method.  On April 30, 2013, the lender exercised the warrant in full via the “net issuance” method specified in the warrant agreement.  In accordance with such provisions, the Company issued and delivered 223,431 shares of common shares to the lender on May 1, 2013.  As a result of the exercise, the warrant is no longer outstanding and there are no additional shares issuable under this instrument.

7.                                      Stock-Based Compensation

During 2013, the Company had three equity compensation plans: the 2013 Incentive Plan, which was approved by shareholders at the Company’s Annual Meeting of Shareholders on May 23, 2013 (the “2013 Incentive Plan”), the Amended and Restated 2000 Stock Incentive Plan, as amended (the “2000 Stock Incentive Plan”) and the Amended and Restated 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”).  Both the 2000 Stock Incentive Plan and the Stock Purchase Plan were adopted by the Company’s Board of Directors and approved by the Company’s shareholders in 2000.  Upon the approval of the 2013 Incentive Plan, no additional awards were issued under the 2000 Stock Incentive Plan and the shares remaining for future grant under the 2000 Stock Incentive Plan were transferred to the 2013 Incentive Plan.  The 2013 Incentive Plan is administered by the Compensation Committee and the Board of Directors of the Company.  On October 31, 2013, the Company’s Board of Directors terminated the Stock Purchase Plan.

Under the terms of the 2013 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), performance shares and other stock awards, as well as the payment of incentive bonuses to all employees and non-employee directors.  The 2013 Incentive Plan provides for a single aggregate per person annual sub-limit of 1,500,000 stock options, performance shares (including restricted stock units, or RSUs) and shares of restricted stock.  The 2013 Incentive Plan provides for the issuance of a maximum of 3,053,833 shares of common stock.  Shares subject to outstanding awards under the 2000 Stock Incentive Plan that are cancelled, expired, forfeited or otherwise not issued will also be added to the number of shares available under the 2013 Incentive Plan.  As of March 31, 2014, 1,162,113 shares of the Company’s common stock were reserved for future grants (or issuances) of restricted stock, restricted stock units, stock options, and stock warrants under the 2013 Incentive Plan.  The 2013 Incentive Plan will terminate on April 16, 2023 unless it is extended or terminated earlier pursuant to its terms.

Under the terms of the 2000 Stock Incentive Plan, the Company was authorized to grant a variety of incentive awards based on its common stock, including stock options, (both incentive stock options and non-qualified stock options), restricted stock, RSU’s, performance shares, and other stock awards to all employees and non-employee directors.  On March 15, 2013, the Company’s Board of Directors amended the 2000 Stock Incentive Plan to provide for a single aggregate per person annual sub-limit for the issuance of a maximum of 1,500,000 stock options, performance shares (including RSUs) and shares of restricted stock.  The 2000 Stock Incentive Plan ceased to be available for additional grants once the Company’s shareholders approved the 2013 Incentive Plan on May 23, 2013.

During the first quarter of 2013, the Company completed a review of equity compensation awards granted under its 2000 Stock Incentive Plan and determined that it had inadvertently exceeded the annual per-person sub-limits involving certain  awards previously made to certain of its current and past officers and directors (the “excess awards”).  The aggregate amount of common stock represented by these excess awards, which consisted of RSUs and stock options, was approximately 1.4 million shares.  These awards were deemed to be granted outside of the 2000 Stock Incentive Plan and as such the Company applied liability accounting to these awards.  On May 23, 2013 (the date of the Company’s 2013 Annual Meeting of Stockholders), the Company’s shareholders approved the grants associated with the excess awards, which as of that date, allowed the excess awards to be deemed granted under the 2000 Stock Incentive Plan.  As a result, the excess awards were remeasured at fair value on May 23, 2013 and the liability was reclassified to additional paid-in capital.  The unrecognized fair value calculated for the excess awards as of May 23, 2013 is recognized as compensation expense ratably over the remaining requisite service period for each award.

Stock Options - The Company calculates the fair value of stock options granted using the Black-Scholes valuation model.

The following table summarizes the Company’s grant date fair value and assumptions used in determining the fair value of stock options granted under and outside the 2013 Incentive Plan and the 2000 Stock Incentive Plan:

	Three Months Ended March 31,
	2014	2013

Volatility	83.6% - 85.5%	93.9% - 96.0%
Risk-free interest rate	1.46% - 1.76%	0.76% - 0.85%
Dividend yield	0.0%	0.0%
Expected option term (in years)	6.25	6.25
Weighted-average fair value of stock options granted	$14.35	$5.30

For all periods presented, the volatility factor was based on the Company’s historical volatility since the closing of the Company’s merger with Transave on December 1, 2010.  The expected life was determined using the simplified method as described in ASC Topic 718, “Accounting for Stock Compensation”, which is the midpoint between the vesting date and the end of the contractual term.  The risk-free interest rate is based on the US Treasury yield in effect at the date of grant.  Forfeitures are based on actual percentage of option forfeitures since the closing of the Company’s merger with Transave on December 1, 2010, and this is the basis for future forfeiture expectations.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2013	3,632,996	$7.94
Granted	649,050	19.78
Exercised	(52,400)	6.73
Forfeited or expired	—
Options outstanding at March 31, 2014	4,229,646	$9.77	8.97	$39,808
Vested and expected to vest at March 31, 2014	3,968,337	$9.65	8.96	$37,812
Exercisable at March 31, 2014	617,662	$4.23	8.18	$9,148

The total intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 was $0.6 million, and $0.1 million, respectively.

As of March 31, 2014, there was $30.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years.  The following table summarizes the range of exercise prices and the number of stock options outstanding and exercisable:

Outstanding as of March 31, 2014					Exercisable as of March 31, 2014
			Weighted Average
			Remaining	Weighted		Weighted
Range of		Number of	Contractual Term	Average	Number of	Average
Exercise Prices		Options	(in years)	Exercise Price	Options	Exercise Price
$3.03	$3.29	276,787	7.75	$3.04	133,502	$3.04
$3.40	$3.40	708,314	8.45	$3.40	265,619	$3.40
$3.48	$6.70	434,845	8.37	$5.59	149,355	$5.46
$6.90	$6.96	474,700	8.92	$6.91	62,436	$6.92
$7.44	$10.35	436,950	8.93	$7.75	6,750	$8.11
$11.14	$11.46	257,000	9.34	$11.22	—	—
$12.44	$12.44	551,300	9.15	$12.44	—	—
$12.78	$16.19	450,700	9.57	$14.57	—	—
$16.54	$20.49	624,050	9.83	$19.81	—	—
$21.54	$21.54	15,000	9.81	$21.54	—	—

Restricted Stock and Restricted Stock Units — The Company may grant Restricted Stock (“RS”) and RSUs to eligible employees, including its executives, and non-employee directors.  Each RS and RSU represents a right to receive one share of the Company’s common stock upon the completion of a specific period of continued service or achievement of a certain milestone.  RS and RSU awards granted under the 2013 Incentive Plan and 2000 Stock Incentive Plan are generally valued at the market price of the Company’s common stock on the date of grant.  RSUs granted in excess of certain plan sub-limits were considered to be granted outside the 2000 Stock Incentive Plan and were classified as a liability and remeasured at fair value at the end of each reporting period and changes in fair value are included in compensation expense in the Consolidated Statements of Comprehensive Loss (see additional disclosures related to RSUs granted outside the 2000 Stock Incentive Plan at the end of this note).  The Company recognizes noncash compensation expense for the fair values of these RS and RSUs on a straight-line basis over the requisite service period of these awards.

The following table summarizes the Company’s RSU awards activity during the three months ended March 31, 2014:

		Weighted
	Number of	Average
	RSU’s	Grant Price
Outstanding at December 31, 2013	92,641	$6.27
Granted	17,568	20.49
Released	(91,939)	6.21
Outstanding at March 31, 2014	18,270	$20.25
Expected to vest	18,270	$20.25

Awards Granted Outside of the 2000 Stock Incentive Plan — As described above, during the first quarter of 2013, the Company completed a review of equity compensation awards granted under its 2000 Stock Incentive Plan and determined that it had inadvertently exceeded the annual per-person sub-limits involving certain awards previously made to certain of its current and past officers and directors.  The aggregate amount of common stock represented by these excess awards, which consisted of RSUs and stock options, was approximately 1.4 million shares.  These awards were deemed to be granted outside of the 2000 Stock Incentive Plan and as such the Company applied liability accounting to these awards.  On May 23, 2013 (the date of the Company’s 2013 Annual Meeting of

Stockholders), the Company’s shareholders approved the grants associated with the excess awards, which as of that date, allowed the excess awards to be deemed granted under the 2000 Stock Incentive Plan.  As a result, the excess awards were remeasured at fair value on May 23, 2013 and the liability was reclassified to additional paid-in capital.  The unrecognized fair value calculated for the excess awards as of May 23, 2013 will be recognized as compensation expense ratably over the remaining requisite service period for each award.

The following table summarizes the aggregate stock-based compensation recorded in the Consolidated Statements of Comprehensive Loss related to stock options and RSUs during the three months ended March 31, 2014 and 2013:

	2014	2013
	(in millions)

Research and development expenses	$0.9	$0.2
General and administrative expenses	1.5	0.8

Total	$2.4	$1.0

8.                                      Income Taxes

The benefit for income taxes was $4.4 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.  The benefit for income taxes recorded for the three months ended March 31, 2014 and 2013 solely reflect the reversal of a valuation allowance previously recorded against the Company’s New Jersey State net operating losses (“NOL”) that resulted from the Company’s sale of a portion of its New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $4.4 million and $1.2 million, respectively and net of commissions.  The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash.

The Company is subject to US federal and state income taxes.  The Company has never been audited and the statute of limitations for tax audit is generally open for the years 2010 and later.  The Company has incurred net operating losses since inception, except in 2009.  Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.  The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense.  The Company has recorded no such expense.  As of March 31, 2014 and December 31, 2013, the Company has recorded no reserves for unrecognized income tax benefits, nor has it recorded any accrued interest or penalties related to uncertain tax positions.  The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.  Due to the Company’s history of operating losses, the Company recorded a full valuation allowance on its net deferred tax assets as it is more likely than not that such tax benefits will not be realized.

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

9.                                      Contract Manufacturing Agreement

Therapure Biopharma Inc. — In February 2014, the Company entered into a Contract Manufacturing Agreement (the “Agreement”) with Therapure Biopharma Inc. (“Therapure”) for the manufacture of the Company’s product ARIKAYCE. Pursuant to the Agreement, the Company and Therapure will collaborate to construct a production and quality control area for the manufacture and testing of ARIKAYCE in Therapure’s existing manufacturing facility in Mississauga, Ontario, Canada. Therapure will manufacture ARIKAYCE for the Company on a non-exclusive basis. The Agreement has an initial term of five years from the first date on which Therapure delivers ARIKAYCE to Insmed after Insmed obtains permits related to the manufacture of ARIKAYCE, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years’ prior written notice to the other party. Notwithstanding the foregoing, the parties have rights and obligations under the Agreement prior to the commencement of the initial term. The Agreement allows for termination by either party upon the occurrence of certain events, including, (i) the material breach by the other party of any provision of the Agreement or the quality agreement expected to be entered into between the parties, or (ii) the default or bankruptcy of the other party. In addition, the Company may terminate the Agreement for any reason upon no fewer than one hundred eighty days’ advance notice.  Costs incurred under this agreement will be recorded as a component of research and development expense until such time as the Company receives United States Food and Drug Administration approval for ARIKAYCE.

10.                               Commitments and Contingencies

Commitments

The Company has two operating leases for office and laboratory space located in Monmouth Junction, New Jersey through December 31, 2014.  Future minimum rental payments under these two leases total approximately $0.5 million.  The Company also has an operating lease for office and laboratory space located in Bridgewater, New Jersey that terminates in November 2019.  Future minimum rental payments under this lease as of March 31, 2014 were $2.4 million.  The Company also leases office space in Richmond, Virginia, where the Company’s corporate headquarters were previously located, through October 2016.  Future minimum rental payments under this lease as of March 31, 2014 total approximately $1.3 million.

Rent expense charged to operations was $0.3 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.  Future minimum rental payments required under the Company’s operating leases for the period from April 1, 2014 to December 31, 2014 and for each of the next five years are as follows (in thousands):

2014 (remaining)	$938
2015	945
2016	885
2017	474
2018	488
2019	460
$4,190

Legal Proceedings

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

The Petitioners seek appraisal under Delaware law of their total combined common stock holdings representing total dissenting shares of approximately 7.77 million shares of Transave common stock (the “Transave Stock”).  The Petitioners are challenging the value of the consideration that they would be entitled to receive for their Transave Stock under the terms of the Company’s merger with Transave.

Under the terms of the Merger Agreement, certain of the former stockholders of Transave (the “Transave Stockholders”) are obligated to indemnify the Company for certain liabilities in connection with the appraisal action.  The Company notified the Transave Stockholders in May 2012 that the Company is seeking indemnification in accordance with the Merger Agreement and that it will continue to retain the aggregate amount of the holdback shares totaling 1,765,271 shares, as security for any indemnification payments due under the Merger Agreement.  Discovery was completed and a trial was scheduled to begin in April 2014.  Prior to commencement of the trial, the parties agreed to settle the matter and are in the process of negotiating a settlement agreement.  The Company expects to be indemnified in full for the settlement and related costs incurred in defending the appraisal action.

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

11.                               Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations.  There were no employer contributions in the three months ended March 31, 2014 and 2013.

12.                               Subsequent Events

On April 2, 2014, the Company announced that Dr. Renu Gupta, a Named Executive Officer, will transition to a new role as Special Advisor to the Chief Executive Officer, effective as of April 21, 2014. She will serve in this position until her departure from the Company later this year.  The Company expects to incur certain one-time expenses related to her Transition & Separation Agreement beginning in the second quarter of 2014.

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

Forward-looking statements include, but are not limited to: failure or delay of European Medicines Agency, Health Canada, United States Food and Drug Administration and other regulatory reviews and approvals, competitive developments affecting the Company’s product candidates, delays in product development or clinical trials or other studies, patent disputes and other intellectual property developments relating to the Company’s product candidates, unexpected regulatory actions, delays or requests, the failure of clinical trials or other studies or results of clinical trials or other studies that do not meet expectations, the fact that subsequent analyses of clinical trial or study data may lead to different (including less favorable) interpretations of trial or study results or may identify important implications of a trial or study that are not reflected in Company’s prior disclosures, and the fact that trial or study results or subsequent analyses may be subject to differing interpretations by regulatory agencies, the inability to successfully develop the Company’s product candidates or receive necessary regulatory approvals, inability to make product candidates commercially successful, changes in anticipated expenses, changes in the Company’s financing requirements or ability raise additional capital; our ability to complete development of, receive regulatory approval for, and successfully commercialize ARIKAYCETM; our estimates of expenses and future revenues and profitability; our plans to develop and market new products and the timing of these development programs; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract third parties with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate license agreements and other third party efforts, including those relating to the development and commercialization of our product candidates; the degree of protection afforded to us by our intellectual portfolio; the safety and efficacy of our product candidates; sources of revenues and anticipated revenues, including contributions from license agreements and other third party efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the availability of adequate supply and manufacturing capacity and quality for our product candidates.

Forward-looking statements are based upon our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements.  Such factors include, among others, the factors discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2014.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW

Insmed is a biopharmaceutical company focused on developing and commercializing inhaled therapies for patients battling serious lung diseases that are often life threatening.  Our lead product candidate, ARIKAYCETM, or liposomal amikacin for inhalation (LAI), is an inhaled antibiotic treatment that delivers a proven and potent anti-infective directly to the site of serious lung infections.

In March 2014, we reported top-line clinical results from the double-blind portion of our phase 2 clinical trial in the United States (US) and Canada of ARIKAYCE in patients who have lung infections caused by nontuberculous mycobacteria (NTM).  The randomized, double-blind, placebo-controlled phase 2 clinical trial compared ARIKAYCE (590 mg delivered once daily), added to standard of care treatment, versus standard of care treatment plus placebo, in 90 adult patients with treatment resistant NTM lung disease. Eligibility for the study required patients to have been on the American Thoracic Society/Infectious Disease Society of America guideline therapy for at least six months prior to screening and to continue to have persistently positive mycobacterial cultures. The primary efficacy endpoint of the study was a semi-quantitative measurement of the change in mycobacterial density on a seven-point scale from baseline (day one) to the end of the randomized portion of the trial (day 84). ARIKAYCE did not meet the pre-specified level for statistical significance although there was a positive trend (p=0.148) in favor of ARIKAYCE. However, ARIKAYCE did achieve statistical significance with regard to the clinically relevant key secondary endpoint of culture conversion, with 11 out of 44 patients treated with ARIKAYCE (added to standard of care treatment) demonstrating negative cultures by day 84 of the study as compared to 3 out of 45 patients treated with placebo (added to standard of care treatment) (p=0.01). Data analyses for certain additional secondary, tertiary and exploratory endpoints are ongoing.  We plan to present additional data at the American Thoracic Society meeting in May 2014.  We also applied for Breakthrough Therapy Designation for ARIKAYCE in the US based upon the culture conversion results in our phase 2 clinical trial.  ARIKAYCE has already received Orphan Drug, Qualified Infectious Disease Product (QIDP) and Fast Track designations from the US Food and Drug Administration (FDA) for the treatment of NTM lung infections and recently received Orphan Drug Designation from the European Medicines Agency (EMA).

In 2013, we concluded a phase 3 clinical trial in Europe and Canada of ARIKAYCE in cystic fibrosis (CF) patients who have lung infections caused by Pseudomonas aeruginosa (Pseudomonas).  In this study, once-daily ARIKAYCE achieved its primary endpoint of non-inferiority when compared to twice-daily TOBI® (tobramycin inhaled solution) for relative change in forced expiratory volume in one second from baseline to the end of the study.

The CF and NTM target indications address orphan patient populations.  Our strategy includes plans to continue to develop ARIKAYCE to broaden the NTM indication and for additional indications beyond Pseudomonas in CF and NTM.  We also plan to develop, acquire, in-license or co-promote other products that address orphan or rare diseases in the fields of pulmonology and infectious disease.  Our current primary development focus is to obtain regulatory approval for ARIKAYCE in these two initial indications and to prepare for commercialization in the US, Europe, Canada and Japan.  We anticipate that if approved, ARIKAYCE would be the first once-a-day inhaled antibiotic treatment option available for these CF and NTM indications.  The following table summarizes the current status of ARIKAYCE development.

Product Candidate/Target Indications	Status	Next Expected Milestones
ARIKAYCE Non-tuberculous mycobacteria (NTM) lung infections

•        We reported top-line clinical results from our phase 2 clinical trial which stated that ARIKAYCE did not meet the pre-specified level for statistical significance with respect to the primary endpoint, but did achieve statistical significance with regard to the clinically relevant key secondary endpoint of culture conversion.

•        Granted orphan drug designation in Europe and the US.

•        Granted QIDP designation, which includes Priority Review, by the FDA in June 2013.

•        Granted Fast Track designation by the FDA in June 2013 which permits a rolling submission of an NDA.

•        Applied for Breakthrough Therapy Designation for ARIKAYCE in the US in April 2014 based upon the culture conversion results in the phase 2 clinical trial.

•        We expect to commence an additional study in the US and/or Europe in the second half of 2014.

•        We expect to have dialogue with the FDA and the EMA in the next several months to discuss the regulatory pathway.

•        If approved, we expect ARIKAYCE would be the first approved inhaled antibiotic treatment for NTM lung infections.

•        We are developing plans to commercialize ARIKAYCE, if approved, initially in the US, in certain countries in Europe, and Canada and eventually Japan.

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

•        We expect to submit regulatory filings with the EMA and Health Canada (the government agency that provides regulatory and marketing approval for drugs and therapeutic products in Canada) in the second half of 2014. If the EMA allows a filing that includes both the CF and NTM indications we will most likely submit our filing in the second half of 2014.

•        We are developing plans to commercialize ARIKAYCE, if approved, in certain countries in Europe and in Canada where we expect it would be the only once-a-day treatment for Pseudomonas lung infections in CF patients.

•        We expect to reevaluate our plans regarding a US phase 3 clinical trial in CF patients with Pseudomonas lung infection after we receive the final results from the ongoing phase 2 clinical trial in NTM patients in the US.

ARIKAYCE Pseudomonas aeruginosa and other susceptible organisms causing lung infections in non-CF bronchiectasis patients	• Completed phase 2 study in the US. • Granted orphan drug designation in the US.

•        We do not intend to initiate further clinical studies with respect to a non-CF bronchiectasis indication until we have completed additional clinical studies for CF patients with Pseudomonas lung infections and for patients with NTM lung infections.  Following those studies, we will evaluate whether to develop ARIKAYCE further for non-CF bronchiectasis.

For FDA marketing application and review purposes, ARIKAYCE is considered a new molecular entity (NME) primarily due to its proprietary liposomal technology.  The FDA has indicated that it considers ARIKAYCE a NME for application and review purposes even though the agency has previously approved drugs with the active ingredient, amikacin sulfate.  FDA characterizes some drugs as NMEs for administrative purposes, even if they contain an active moiety (the molecule or ion responsible for the action of the drug substance) that is closely related to active moieties in products that have previously been approved by FDA.  Amikacin sulfate is an FDA-approved antibiotic with proven efficacy in the treatment of a broad range of gram-negative infections, including Pseudomonas and NTM. ARIKAYCE is in the aminoglycoside class of antibiotics.

If approved for NTM patients, we believe ARIKAYCE would be the first and only approved inhaled antibiotic for the treatment of NTM lung infections.  If approved for CF patients with Pseudomonas lung infections, we believe ARIKAYCE would be the first inhaled antibiotic to be approved for once-daily administration in this indication. ARIKAYCE has been granted the following orphan drug designations:

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

Our Strategy

Our strategy is to focus on the development and commercialization of innovative inhaled therapies for patients with serious lung diseases in orphan indications.  While we believe that ARIKAYCE has the potential to treat many different diseases, our attention is initially focused on regulatory approval and commercialization preparation for our two initial indications: (1) NTM lung infections and (2) Pseudomonas lung infections in CF patients.  Our current priorities are as follows:

•                  Continue generating additional clinical data from studies showing the effects of ARIKAYCE to treat NTM lung infections and Pseudomonas lung infections in CF patients necessary for new drug applications in Europe, Canada, Japan and the US;

•                  Actively pursue new drug filings to secure approval for ARIKAYCE to treat NTM lung infections in the US, Europe, Canada and Japan;

•                  Actively pursue new drug filings to secure approval for ARIKAYCE to treat Pseudomonas lung infections in CF patients in Europe and Canada;

•                  Expand our product supply chain in support of clinical development and if approved, commercialization;

•                  Prepare for commercial launch in the NTM indication in the US, Europe, Canada and eventually Japan and certain other countries including Korea, Taiwan and China;

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

In support of these priorities, we completed our registrational phase 3 clinical study of ARIKAYCE in CF patients with Pseudomonas lung infections in Europe and Canada.  We plan to submit regulatory filings in Europe and Canada for the CF indication in the second half of 2014 and, if the EMA allows, the filing will include both the CF and NTM indications.  In the first quarter of 2014 we completed the double blind phase of our US and Canadian phase 2 clinical study of ARIKAYCE in patients with recalcitrant NTM lung infections.  We expect to commence an additional study in the second half of 2014 for patients with NTM lung infections.  We plan to scale up manufacturing, we are identifying second source suppliers, and we plan to implement supply and quality agreements in preparation for commercialization of ARIKAYCE.  In February 2014, we entered into a contract manufacturing agreement with Therapure Biopharma Inc. (“Therapure”) for the manufacture of ARIKAYCE at the larger scales necessary to support commercialization.  We also intend to continue to work closely with PARI Pharma GmbH (PARI), the manufacturer of our drug delivery nebulizer, to address our commercial supply needs. We have commenced the build-out of our commercial infrastructure in preparation for potential commercial launches in Europe, Canada and the US.  We will continue to evaluate opportunities for additional products through various business development channels.

Product Candidates

Our lead product candidate, ARIKAYCE, or LAI, is a once-a-day inhaled antibiotic treatment engineered to deliver an anti-infective directly to the site of serious lung infections.  There are two key components of ARIKAYCE: the liposomal formulation of the drug and the nebulizer device through which ARIKAYCE is inhaled via the mouth and into the lung.  The nebulizer technology is owned by PARI, but we have exclusive access to this technology, which is specifically developed for the delivery of our liposomal encapsulation of amikacin, through our licensing agreement with PARI.  Our proprietary liposomal technology and the nebulizer are designed specifically for delivery of pharmaceuticals to the lung and provides for potential improvements to existing treatments.  We believe that ARIKAYCE has potential usage for at least two orphan patient populations with high unmet need: patients who have NTM lung infections and CF patients who have Pseudomonas lung infections.  We estimate the combined global market potential for these two orphan indications to be approximately $1 billion.

ARIKAYCE has the potential to be differentiated from amikacin and certain marketed drugs for the treatment of chronic lung infections if it can be demonstrated to provide improved efficacy, safety and patient convenience.  We believe ARIKAYCE’s ability to deliver high, sustained levels of amikacin directly to the lung and to the specific site of the underlying infection could distinguish it from other alternatives.  We are also investigating ARIKAYCE’s potential for durability of effect, benefiting patients when off treatment or for an extended period of treatment.  In addition, the inhalation delivery of ARIKAYCE may reduce the potential for adverse events such as ototoxicity (hearing loss, ringing in the ears and/or loss of balance) and nephrotoxicity (toxicity to the kidneys), as compared with intravenous (IV) administration of amikacin.  If approved, we expect that ARIKAYCE will be administered once-daily for approximately 13 minutes via inhalation using the eFlow® Nebulizer System, which has been optimized specifically for ARIKAYCE by PARI.  We believe that this nebulizer system will reduce treatment time or dosing frequency, as compared with the currently marketed inhaled antibiotics, which require dosing two to three times daily with treatment times ranging from approximately 10 to 40 minutes per day.  By easing the patient’s treatment burden we believe that ARIKAYCE can potentially improve patient compliance, which we believe may in turn lead to a reduction in the development of antibiotic resistance and, ultimately, lead to clinical benefit.

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

ARIKAYCE for Patients with NTM Lung Infections

Overview of NTM Lung Infections

Nontuberculous mycobacteria, or NTM, are organisms common in soil and water that have been associated with lung disease in select patient groups. NTM have characteristics that are similar to tuberculosis, or TB, but NTM are not believed to be contagious.  Many people have NTM in their bodies, but NTM do not normally lead to an infection, perhaps because the body’s immune system successfully overcomes the threat of infection.  It is not completely understood why certain individuals are susceptible to NTM infections.  However, the patients who become infected by NTM often are immune-compromised, due to comorbidities such as HIV or rheumatoid arthritis, or have structural damage in their lungs, due to smoking, chronic obstructive pulmonary disease or CF, at the time of the infection.

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

Current Treatment Options and Limitations

We believe there currently is no drug approved in Europe or the US for treatment of NTM lung infections, and as a result all current drug treatments for NTM are used off-label.  Patients are often treated with the same antibiotics that are used to treat TB.  Such treatments usually consist of lengthy multi-drug antibiotic regimens, which are often poorly tolerated and not very effective, especially in patients with severe disease and patients who have failed prior treatments.  NTM patients average 7.6 antibiotic courses per year (SDI Healthcare Database, July 2009).  Treatment guidelines published in 2007 in the American Journal of Respiratory and Critical Care Medicine reported that few clinical trials were under way to identify treatment recommendations, and no new antibiotics had been studied for the treatment of NTM lung infections in multi-center, randomized clinical trials since the late 1990s.

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

In 2013, we engaged Clarity Pharma Research to perform a similar chart audit study of NTM in Europe and Japan.  Based on results of this study, researchers estimated that there are approximately 20,000 cases of pulmonary disease attributable to NTM within the European nations of France, Germany, the United Kingdom, Italy and Spain combined and approximately 30,000 in the twenty-eight countries comprising the EU.  In addition, there are nearly 32,000 cases in Japan.  Although population-based data on the epidemiology of NTM infections in Europe are limited, consistent with US prevalence trends, recent published studies concur that prevalence in Europe is increasing and, according to a study published in the Japanese journal Kekkaku in 2011, Japan has one of the world’s highest NTM disease rates.

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

ARIKAYCE for NTM Lung Infections: Potential Advantages and Distinguishing Features

If approved, we believe ARIKAYCE would be the first and only approved treatment for patients battling NTM lung infections.

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

Anticipated Dosage Regimen

We believe ARIKAYCE, if approved, could improve patient convenience by providing once-a-day dosing. According to SDI Healthcare Database NTM patients average 7.6 antibiotic courses and 10.2 hospital days per year.  We anticipate that ARIKAYCE will be administered once daily outside of the hospital for approximately 13 minutes per day for a period of 84 days for this indication.  We believe that an effective inhaled treatment that improves the outcomes for an NTM patient would represent a significant benefit in the patient’s quality of life.

Current Clinical Program

In March 2014, we reported top-line clinical results from the double-blind portion of our phase 2 clinical trial in the US and Canada of ARIKAYCE in patients who have lung infections caused by NTM.  The randomized, double-blind, placebo-controlled phase 2 clinical trial compared ARIKAYCE (590 mg delivered once daily), added to standard of care treatment, versus standard of care treatment plus placebo, in 90 adult patients with treatment resistant NTM lung disease. Eligibility for the study required patients to have been on the American Thoracic Society/Infectious Disease Society of America guideline therapy for at least six months prior to screening and to continue to have persistently positive mycobacterial cultures. The primary efficacy endpoint of the study was a semi-quantitative measurement of the change in mycobacterial density on a seven-point scale from baseline (day one) to the end of the randomized portion of the trial (day 84). ARIKAYCE did not meet the pre-specified level for statistical significance although there was a positive trend in favor of ARIKAYCE. However, ARIKAYCE did achieve statistical significance with regard to the clinically relevant key secondary endpoint of culture conversion, with 11 out of 44 patients treated with ARIKAYCE (added to standard of care treatment) demonstrating negative cultures by day 84 of the study as compared to 3 out of 45 patients treated with placebo (added to standard of care treatment). Data analyses for certain additional secondary, tertiary and exploratory endpoints are ongoing.  We plan to present additional data at the American Thoracic Society meeting in May 2014 and we applied for Breakthrough Therapy Designation for ARIKAYCE in the United States based upon the culture conversion results in our phase 2 clinical trial.  Additionally, we have initiated a scintigraphy sub-study to examine drug deposition and distribution of ARIKAYCE in the lung.

There was a pre-specified stratification of patients with MAC versus M. abscessus and patients with and without cystic fibrosis.  The study also measured certain secondary, tertiary and exploratory endpoints, including but not limited to: the proportion of patients with culture conversion to negative, the time to “rescue” anti-mycobacterial drugs, the change from baseline in six-minute walk distance and oxygen saturation, the change from baseline in patient reported outcomes, and evaluation of safety and tolerability.

In addition to the phase 2 clinical trial outlined above, we intend to commence an additional study in the second half of 2014 with planned sites in the US and Europe.

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

Strategy for Commercialization

We currently plan to retain marketing rights for ARIKAYCE for the NTM indication.  Given the current lack of approved treatments for NTM lung infections, we believe we will immediately have a strong market position if ARIKAYCE is approved for commercialization in the NTM indication.  We believe ARIKAYCE will require a limited commercial infrastructure because of the small focused nature of the potential physician prescribing population for NTM patients.  In 2013, we commenced preparations for the potential commercialization of ARIKAYCE, including hiring Matt Pauls, our Chief Commercial Officer. We plan to fill several other new positions to support our future sales and marketing efforts.  We may also seek to out-license ARIKAYCE outside of Europe, Canada and the US.

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

ARIKAYCE for CF Patients with Pseudomonas Lung Infections: Potential Advantages and Distinguishing Features

Patient Compliance Considerations

We believe ARIKAYCE may facilitate better patient compliance with prescribed treatment regimens; patient compliance with or “adherence” to prescribed treatment is generally expected to impact the effectiveness of treatment.  If a product can improve adherence, it may be able to differentiate itself from other marketed drugs.  In the case of treatment and management of chronic Pseudomonas lung infections in CF patients, currently the most used treatment in the US is suppressive therapy with 300 mg twice daily of Tobi inhaled solution and tobramycin inhaled powder.  Tobi is administered twice daily for 28 days followed by a 28-day-off period.  This cycle of “on and off” treatment is repeated in a chronic pattern.  We anticipate that ARIKAYCE would be administered once daily for approximately 13 minutes per day for 28 days followed by a 28-day off-drug period.  We believe that any inhaled treatment that reduces the treatment burden on a CF patient could represent a significant improvement in the patient’s quality of life and result in improved compliance, as well as reduce the development of antibiotic resistance.

Liposomal Design and Formulation

We believe ARIKAYCE has the potential to deliver high levels of amikacin directly to the site of bacteria in the lung for a sustained period of time, which we expect would differentiate it from other marketed drugs for the treatment of chronic Pseudomonas lung infections in CF patients.  Current inhaled antibiotics are commonly used as standard treatments for CF patients with Pseudomonas lung infections and generally are thought to be a way to deliver more drug directly to the site of infection as compared with other methods of delivery.  However, CF patients seldom clear the Pseudomonas permanently from their lungs, in part because of the thick sticky mucus these patients produce in their lungs, and often become chronically infected despite existing antibiotic treatments.  All existing aminoglycoside antibiotics, including tobramycin and amikacin, are positively charged and tend to bind to the negative surfaces of mucus and the biofilm.  In contrast, we have designed ARIKAYCE to be a neutrally charged liposome, which has been shown in laboratory studies, to penetrate both CF mucus and a Pseudomonas biofilm.  This means that ARIKAYCE may reach the site of the Pseudomonas infection in CF patients’ lungs more efficiently than the other currently available aminoglycoside antibiotics, including currently available inhaled antibiotics.

In addition, ARIKAYCE has demonstrated a prolonged half-life in animals’ lungs.  We believe this effect is due to our proprietary liposomal technology.  One important measure of the effectiveness of antibiotics is the maintenance of anti-bacterial drug levels in the lung above the minimum inhibitory concentration.  We anticipate that ARIKAYCE will be maintained in the human lung in a manner similar to what was demonstrated in animal studies.

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

•                  Limited Penetration. There is limited penetration into and through the sputum/biofilm matrix by aminoglycoside antibiotics.  The antibiotics are positively charged and the biofilm is negatively charged.  As a result, the antibiotics bind to the biofilm and the availability of the drug at the location of the microorganism is suboptimal.  We believe that our proprietary liposomal technology will result in localized targeting of drugs, leading to increased availability of the drug at the location of the microorganism, while significantly reducing drug exposure at non-disease sites throughout the body and reducing the occurrence of systemic drug-related toxicity.

Current Clinical Program

We completed a registrational phase 3 clinical trial of ARIKAYCE for CF patients with Pseudomonas lung infections in Europe and Canada during the second quarter of 2013.  The phase 3 trial was a randomized, open label, multi-center study designed to assess the comparative safety and efficacy of once-daily ARIKAYCE administered for approximately 13 minutes via the eFlow Nebulizer System and twice-daily Tobi (tobramycin inhalation solution) administered for approximately 15 minutes per treatment via the PARI LC Plus Nebulizer System for a daily total of approximately 30 minutes per day in CF patients with Pseudomonas.  A total of 302 adult and pediatric CF patients with chronic Pseudomonas were randomized to receive 28-days of ARIKAYCE treatment or Tobi delivered twice-daily via the PARI LC Plus® Nebulizer System over a 24-week treatment period.  The primary endpoint of the study was relative change in forced expiratory volume in one second (“FEV1”) measured after three treatment cycles, with each cycle consisting of 28 days “on” treatment and 28 days “off” treatment.  The study was designed to demonstrate non-inferiority to Tobi at a 5% non-inferiority margin with 80% power agreed upon by us and the EMA.  Secondary endpoints measured were relative changes in FEV1 at other time points, time to and number of pulmonary exacerbations, time to antibiotic rescue treatment, change in density of Pseudomonas in sputum, respiratory hospitalizations and changes in Patient Reported Outcomes assessing Quality of Life.  Top-line results from this study indicated:

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

In connection with the FDA’s decision to lift the clinical hold for the CF Pseudomonas aeruginosa lung infection indication, we agreed to conduct a 9 month dog inhalation toxicity study of ARIKAYCE.  In 2013, we concluded the 9 month dog inhalation toxicity study.  In summary, the final report from the study stated that the lung macrophage response in dogs was similar to that seen in our previous 3 month dosing dog study, and there was no evidence of neoplasia, squamous metaplasia or proliferative changes.

We expect to reevaluate our plans regarding a US phase 3 clinical trial in CF patients with Pseudomonas lung infection after we receive the final results from the ongoing phase 2 clinical trial in NTM patients in the US.

Strategy for Commercialization

We currently plan to retain marketing rights for ARIKAYCE for CF patients with Pseudomonas lung infections in certain countries in Europe, Canada and the US.  We believe ARIKAYCE will require a limited commercial infrastructure in these regions because of the small focused nature of the potential physician prescribing population for CF patients.  We may seek to out-license ARIKAYCE in certain countries in Europe, as well as outside of Europe, Canada and the US.

ARIKAYCE for Non-CF Bronchiectasis Patients with Pseudomonas Lung Infections

Overview of Non-CF Bronchiectasis and Pseudomonas Lung Infections

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

Optimized eFlow Nebulizer System

If approved for commercialization, we expect that ARIKAYCE will be administered once daily via inhalation using an eFlow Nebulizer System optimized specifically for ARIKAYCE by PARI, a third-party vendor.

The optimized eFlow Nebulizer System is a medical device that uses PARI’s patented eFlow technology to enable highly efficient delivery of inhaled medication, also called aerosolization, including liposomal formulations via a vibrating, perforated membrane that includes thousands of specially designed laser-drilled holes, which aids the delivery of ARIKAYCE to the lung.  We believe the optimized eFlow Nebulizer System is state of the art and highly efficient.  The eFlow Nebulizer System delivers a very high density of active drug, in a precisely defined and controlled droplet size, with a high proportion of respirable droplets delivered in a relatively short period of time.  In addition, the eFlow Nebulizer System has a quiet mode of operation, is small in size, light weight and provides for optional battery-powered operation.  We believe that using the eFlow Nebulizer System to deliver ARIKAYCE will reduce treatment time and ease the patient’s treatment burden and thereby potentially improve patient compliance.  We believe that improved compliance with the prescribed treatment regimen may lead to a reduction in the development of antibiotic resistance by increasing the exposure of the infection to the minimum inhibitory concentration of antibiotic and therefore may ultimately lead to clinical benefit.

MANUFACTURING OF ARIKAYCE

The ARIKAYCE used in our clinical studies is manufactured for us by Ajinomoto Althea, Inc. (Althea), a third-party contract manufacturing organization in the US.  We are working with Althea to develop commercial production capabilities for ARIKAYCE.  Our agreement with Althea provides for a term expiring in July 2014, subject to an earlier termination upon the provision of 180 days’ notice by either party, or in the event of an uncured material breach, certain bankruptcy or liquidation events, or upon the occurrence of certain other specified termination events.  We are negotiating with Althea to extend the manufacture of ARIKAYCE at Althea beyond July 2014.  There can be no assurance that we will enter into an agreement to extend the manufacture or that we will enter into an agreement on terms favorable to us.

In February 2014, we entered into a contract manufacturing agreement with Therapure for the manufacture of the Company’s product ARIKAYCE at the larger scales necessary to support commercialization.  Pursuant to the agreement, the Company and Therapure will collaborate to construct a production and quality control area for the manufacture and testing of ARIKAYCE in Therapure’s existing manufacturing facility in Mississauga, Ontario, Canada.  Therapure will manufacture ARIKAYCE for us on a non-exclusive basis.  The agreement has an initial term of five years from the first date on which Therapure delivers ARIKAYCE to us after we obtain permits related to the manufacture of ARIKAYCE.

We are also exploring the possibility of establishing our own manufacturing facilities in order to support clinical studies and to support in the commercial launch of ARIKAYCE.

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

IPLEX

In addition to the ARIKAYCE development program, we have a second proprietary compound, IPLEX®, which is IGF-1, with its natural binding protein, IGFBP-3.  IPLEX is no longer a development priority for us.  We no longer have protein development capability or the in-house capability to manufacture IPLEX.  Previously, under the proprietary IPLEX protein platform, we maintained an expanded access program for amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig’s disease) until drug supplies were exhausted at the end of 2011.  It is our intention to seek licensing partners for the IPLEX development programs.  In 2012, we out-licensed the IPLEX technology to Premacure Holdings AB and Premacure AB of Sweden (collectively, Premacure) for retinopathy of prematurity indication.  In March 2013, we amended the Premacure License Agreement to provide Premacure with the option to pay us $11.5 million and assume any of our royalty obligations to other parties in exchange for a fully paid license.  In March 2013, Shire plc announced that they acquired Premacure.  In April 2013 Shire exercised this option and paid us $11.5 million, and as a result we are not entitled to future royalties from Shire.

KEY COMPONENTS OF OUR STATEMENT OF OPERATIONS

Revenues

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

Since 2011, we have focused our development activities principally on our proprietary, advanced liposomal technology designed specifically for inhalation lung delivery. In March 2014, we reported top-line clinical results from the double-blind portion of our phase 2 clinical trial in the US and Canada of ARIKAYCE in patients who have lung infections caused by NTM. In 2013, we completed a phase 3 trial in Europe and Canada in which we evaluated ARIKAYCE in CF patients with Pseudomonas lung infections.  We are currently conducting two clinical trials: (1) the completion of the open-label portion of a phase 2 trial in the US in which we are evaluating ARIKAYCE for NTM infections and (2) an open label extension study in which CF patients that completed our phase 3 trial receive ARIKAYCE for a period of two years. Since our business combination with Transave, the majority of our research and development expenses were for our ARIKAYCE program.  We expect that our development efforts in 2014 will principally relate to the development of ARIKAYCE in the CF and NTM indications.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2014 and 2013

Net Loss

Net loss for the three months ended March 31, 2014 was $14.3 million, or ($0.36) per common share — basic and diluted, compared with a net loss of $13.7 million, or ($0.43) per common share — basic and diluted for the three months ended March 31, 2013.  The increase in our net loss in the first quarter of 2014 as compared to 2013 of $0.6 million was primarily due to:

•                  A $1.0 million increase in our research and development expenses that primarily resulted from an increase in internal expenses, specifically compensation and personnel related expenses, including non-cash stock compensation expense, and an increase in manufacturing expenses as a result of the completion of certain process improvement projects at our third party manufacturing partner and the manufacture of ARIKAYCE for clinical supply.  These increases were offset by a decrease in external clinical expenses which was primarily related to the fact that our phase 3 pivotal study in CF patients was completed in 2013;

•                  A $2.8 million increase in our general and administrative expenses primarily resulted from an increase in pre-commercial activities, an increase in personnel costs due to an increase in headcount, and an increase in non-cash stock compensation expense; and

•                  A $3.2 million increase in the benefit from income taxes resulting from sale of a portion of our New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for cash of $4.4 million and $1.2 million in 2014 and 2013, respectively, and net of commissions.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2014 and 2013 comprised the following:

	Three Months Ended
	March 31,		Increase (Decrease)
	2014	2013	$	%
External Expenses
Clinical development	$3,084	$6,853	$(3,769)	-55.0%
Manufacturing	2,861	563	2,298	408.2%
Regulatory and quality assuarance	493	123	370	300.8%
Subtotal - external expenses	$6,438	$7,539	$(1,101)	-14.6%

Internal Expenses
Compensation and related expenses	$4,012	$1,808	$2,204	121.9%
Other internal operating expenses	901	987	(86)	-8.7%
Subtotal - internal expenses	$4,913	$2,795	$2,118	75.8%

Total	$11,351	$10,334	$1,017	9.8%

Research and development expenses increased to $11.4 million during the three months ended March 31, 2014 from $10.3 million in the same period in 2013. The $1.0 million increase was primarily due to a $2.1 million increase in internal expenses, specifically a $2.2 million increase in compensation and related expenses, including a $0.7 million increase in non-cash stock compensation expense.  In addition, there was a $2.3 million increase in manufacturing expenses as a result of the completion of certain process improvement projects at our third party manufacturing partner and the manufacture of ARIKAYCE for clinical supply.  These increases were offset, in part, by a decrease of $3.8 million in external clinical expenses which was primarily related to the fact that our phase 3 pivotal study in CF patients was completed in 2013.

General and Administrative Expenses

General and administrative expenses increased to $6.7 million during the three months ended March 31, 2014 from $4.0 million in the same period in 2013.  The $2.7 million increase was primarily due to a $1.4 million increase in pre-commercial expenses as there were no significant pre-commercial activities in the first quarter of 2013.  In addition, there was a $0.7 million increase in non-cash stock compensation expense in the three months ended March 31, 2014 as compared to the same period in 2013.

Investment Income

Investment income decreased to $0.0 million during the three months ended March 31, 2014 from $0.1 million in the same period in 2013.

Interest Expense

Interest expense was $0.6 million during the three months ended March 31, 2014 and 2013 and represents interest expense under our Loan Agreement.

Benefit from Income Taxes

The benefit for income taxes was $4.4 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.  The benefit for income taxes recorded for the three months ended March 31, 2014 and 2013 solely reflect the reversal of a valuation allowance previously recorded against our New Jersey State net operating losses (“NOL”) that resulted from the sale of a portion of our New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $4.4 million and $1.2 million, respectively and net of commissions.  The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization.  Historically, we have funded our operations through public and private placements of equity securities, through debt financing, from the proceeds from the sale of our follow-on biologics platform to Merck in 2009, from revenues related to sales of product and our IPLEX EAP, which was discontinued in 2011 and revenue related to a one-time payment received in exchange for our right to receive royalties under our license agreement with Premacure (now Shire plc) in 2013.  We expect to continue to incur losses because we plan to fund research and development activities and commercial launch activities, and we do not expect material revenues for at least the next few years.

We believe we currently have sufficient funds to meet our financial needs for the next twelve months.  However, our business strategy may require us to, or we may otherwise determine to, raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise.  Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products.  In addition, we may determine to raise capital opportunistically.  We cannot assure you that adequate capital will be available on favorable terms, or at all, when needed.  If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations.  During 2014 we plan to continue to fund further clinical development of ARIKAYCE, increase our investment in third-party manufacturing capacity, support efforts to obtain regulatory approvals and prepare for commercialization.  We estimate that our second quarter 2014 cash requirements to fund operations will be in the range of $18 million to $20 million.  In addition, in the second quarter of 2014 we expect to invest $3 million to $5 million in capital expenditures related to the build out of our new headquarters in Bridgewater, New Jersey.  We will relocate our operations to the Bridgewater facility during 2014 as the lease for our current operating facility expires in December 2014.

Cash Flows

As of March 31, 2014, we had total cash and cash equivalents $101.3 million, as compared with $113.9 million as of December 31, 2013.  Our working capital was $86.2 million as of March 31, 2014.

Net cash used in operating activities was $12.6 million and $11.2 million for the three months ended March 31, 2014 and 2013, respectively.  Excluding the proceeds from the sale of a portion of our New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program of $4.4 million and $1.2 million in 2014 and 2013, respectively, net cash used in operating activities for the first quarter of 2014 and 2013 would have been $17.0 million and $12.4 million, respectively.  The net cash used in operating activities during the first quarter of 2014 and 2013 was primarily for the clinical development of ARIKAYCE.

Net cash used in investing activities was $0.3 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.  The net cash used in investing activities in the first quarter of 2014 was primarily for the build out of our new headquarters in Bridgewater, New Jersey and fixed asset purchases for computers and lab equipment.

Net cash provided by financing activities was $0.3 million and $0.0 million for the three months ended March 31, 2014 and 2013, respectively.  Net cash provided by financing activities in the first quarter of 2014 included $0.4 million of proceeds from stock option exercises.

Contractual Obligations

On June 29, 2012, we and our domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) that allowed us to borrow up to $20.0 million in $10.0 million increments (“Loan Agreement”).  We borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (“Note A” and “Note B” and collectively, the “Notes”) on June 29, 2012 and December 27, 2012, respectively.  Notes A and B bear interest at 9.25%. Note A was originally scheduled to be repaid over a 42-month period with the first twelve monthly payments representing interest only followed by thirty monthly equal payments of principal and interest.  Note B was originally scheduled to be repaid over a 36-month period with the first six monthly payments representing interest only followed by thirty monthly equal payments of principal and interest.  The Loan Agreement provided that in certain circumstances the Company could delay the first principal payment by five months.  In July 2013, subsequent to the completion of certain ARIKAYCE-related development milestones, the Company elected to extend the interest only period under the Notes from July 31, 2013 to December 31, 2013 and delay the first monthly principal repayments for the Notes from August 1, 2013 to January 1, 2014.  On November 25, 2013, the Company and Hercules entered into an amendment (the “Amendment”) to the Loan Agreement.  Pursuant to the Amendment, the interest-only period has been extended through June 30, 2014 and the first monthly principal payment is scheduled for July 1, 2014.  The Amendment also allows the Company to further extend the interest-only period through December 31, 2014 and delay the first payment of principal until January 1, 2015, so long as the Company pays a $100,000 fee and obtains positive data from its phase 2 clinical trial of ARIKAYCE in patients who have lung infections caused by NTM.  The election and amendment did not change the maturity date for Notes A and B, which is January 1, 2016.  In connection with the Loan Agreement, we granted the lender a first position lien on all of our assets, excluding intellectual property.  Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and we are required to pay an “end of term” charge of $390,000.

We have two operating leases for office and laboratory space located in Monmouth Junction, New Jersey that expire on December 31, 2014.  Future minimum rental payments under these two leases total approximately $0.7 million.  We also have an operating lease for office and laboratory space located in Bridgewater, NJ that expires in November 2019.  Future minimum rental payments under this lease total approximately $2.4 million.  We continue to lease office space in Richmond, Virginia where our corporate headquarters was previously located.  Future minimum rental payments under this lease total approximately $1.3 million.  We also entered into three capital leases for lab equipment and leasehold improvements with monthly payments through December 2014.

As of March 31, 2014, future payments under the two promissory notes, the capital leases and minimum future payments under non-cancellable operating leases are as follows:

		As of March 31, 2014
		Payments Due By Period
		Less than			After
	Total	1 year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Debt obligations:
Debt maturities	$20,000	$5,508	$14,492	$—	$—
Contractual interest	2,617	1,708	909	—	—
Capital lease obligations:
Debt maturities	48	48	—	—	—
Contractual interest	—	—	—	—	—
Operating leases	4,190	1,171	1,713	970	336
Purchase obligations	—	—	—	—	—

Total contractual obligations	$26,855	$8,435	$17,114	$970	$336

This table does not include (a) any milestone payments which may become payable to third parties under our license and collaboration agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts of such payments, timing and/or the likelihood of such payments are not known, (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above, and (d) any payments related to the agreements mentioned below.

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

In 2004 and 2009, we entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby we received $1.7 million and $2.2 million for each respective agreement in research funding for the development of ARIKAYCE.  If ARIKAYCE becomes an approved product for CF patients in the US, we will owe a payment to CFFT of up to $13.4 million that is payable over a three-year period after approval as a commercialized drug in the US.  Furthermore, if certain sales milestones are met within 5 years of the drug commercialization approval in the US, we would owe an additional $3.9 million in additional payments.  Since there is significant development risk associated with ARIKAYCE, we have not accrued these obligations.

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

In 2014, we entered into a contract manufacturing agreement with Therapure for the manufacture of ARIKAYCE at the larger scales necessary to support commercialization.  Pursuant to the agreement, the Company and Therapure will collaborate to construct a production and quality control area for the manufacture and testing of ARIKAYCE in Therapure’s existing manufacturing facility in Mississauga, Ontario, Canada.  Therapure will manufacture ARIKAYCE for us on a non-exclusive basis.  The agreement has an initial term of five years from the first date on which Therapure delivers ARIKAYCE to us after we obtain permits related to the manufacture of ARIKAYCE. We expect to pay Therapure approximately $12 million for the build out of the construction area and related manufacturing costs.

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

In May 2013, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission.  This shelf registration statement permits us to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants of up to an aggregate of $100.0 million.  In July 2013, we issued approximately $71.8 million worth of common stock utilizing the shelf registration statement.  We believe we currently have sufficient funds to meet our financial needs for the next twelve months.  However, our business strategy may require us to, or we may otherwise determine to, raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise.  Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of complementary technologies, to commercialize our product candidates or to purchase other products.  In addition, we may determine to raise capital opportunistically.  If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and commercialization or our plans to establish a sales and marketing force, any of which could harm our business, financial condition and results of operations.  The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, our continued progress in our regulatory, development and commercial activities.  We cannot assure you that such capital funding will be available on favorable terms or at all.  If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations.

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

CRITICAL ACCOUNTING POLICIES

Preparation of financial statements in accordance with generally accepted accounting principles in the US requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  We use our historical experience and other relevant factors when developing our estimates and assumptions.  We continually evaluate these estimates and assumptions.  The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts of revenue reported in our consolidated statements of comprehensive loss are effected by estimates and assumptions, which are used for, but not limited to, the accounting for research and development, revenue recognition, beneficial conversion charge, stock-based compensation, identifiable intangible assets and goodwill, and accrued expenses.  The accounting policies discussed below are considered critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment.  Actual results could differ from our estimates.  There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.  For the required interim updates of our accounting policies see Note 2 to our Consolidated Financial Statements — “Summary of Significant Accounting Policies” in this Quarterly Report on Form 10-Q.

ITEM 3.                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2014, our cash and cash equivalents were in cash accounts or were invested in money market funds.  Such accounts or investments are not insured by the federal government.

As of March 31, 2014, we had $20.0 million of fixed rate borrowings in the form of two secured promissory notes that bear interest at 9.25% outstanding under a Loan and Security Agreement we entered into in June 2012.  A hypothetical 10% change in interest rates occurring on March 31, 2014 would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars.  However, we do conduct certain transactions in other currencies, including Euros or British Pounds.  Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operation and during the three months ended March 31, 2014 and 2013, our results of operation were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the periodic reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See Note 10 to the consolidated financial statements for the three months ended March 31, 2014 included in this Quarterly Report on Form 10-Q, and Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of our significant legal proceedings, which is incorporated by reference herein.

ITEM 1A.                                       RISK FACTORS

Except for the historical information in this report on Form 10-Q, the matters contained in this report include forward-looking statements that involve risks and uncertainties.  Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors.  These factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time.  Such factors may have a material adverse effect upon our business, results of operations and financial condition.

You should consider carefully the risk factors, together with all of the other information included in our Annual Report on Form 10-K for the year ended December 31, 2013.  Each of these risk factors could adversely affect our business, results of operations and financial condition, as well as adversely affect the value of an investment in our common stock.  There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the following update:

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

We are investing substantially all of our efforts and financial resources in the development of ARIKAYCE, our most advanced product candidate. Our ability to generate product revenue from ARIKAYCE, which may not occur for at least the next year or two, if ever, will depend heavily on the successful completion of development of, receipt of regulatory approval for, and commercialization of, ARIKAYCE.

Positive results from preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from earlier clinical trials of a drug candidate may not be replicated in later clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in earlier stages of development. Accordingly, the results of the completed clinical trials for ARIKAYCE may not be predictive of the results we may obtain in future or ongoing clinical trials.  On March 26, 2014, we reported top-line clinical results from a phase 2 clinical trial in the US and Canada of ARIKAYCE in patients who have lung infections caused by NTM.  ARIKAYCE did not meet the pre-specified level for statistical significance with respect to the primary endpoint although there was a positive trend (p=0.148) in favor of ARIKAYCE.  Although ARIKAYCE achieved statistical significance for a clinically relevant secondary endpoint, we will not have a clear development or regulatory path forward until we have further discussions with FDA and EMEA, and we will need to conduct additional clinical trials.  We do not expect ARIKAYCE or any other drug candidates we may develop to be commercially available for at least a year, if at all.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2014.

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

INSMED INCORPORATED

Date: May 8, 2014	By	/s/ Andrew T. Drechsler
Andrew T. Drechsler
Chief Financial Officer

EXHIBIT INDEX

10.1*	Contract Manufacturing Agreement, dated February 7, 2014, between Insmed Incorporated and Therapure Biopharma Inc.

10.2*	Amending Agreement, dated March 13, 2014, between Insmed Incorporated and Therapure Biopharma Inc.

10.3	Transition and Separation Agreement, dated March 26, 2014 and effective as of April 16, 2014, between Insmed Incorporated and Renu Gupta, M.D.

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

*Confidential treatment has been requested for certain portions of this exhibit.  The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.