Form 10-Q
period 2014-06-30
INSMED Inc
filed 2014-08-06
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-30739

INSMED INCORPORATED

(Exact name of registrant as specified in its charter)

Virginia	54-1972729
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

10 Finderne Avenue, Building 10
Bridgewater, New Jersey	08807
(Address of principal executive offices)	(Zip Code)

(908) 977-9900

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

As of July 31, 2014, there were 39,283,016 shares of the registrant’s common stock, $0.01 par value, outstanding.

INSMED INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSMED INCORPORATED

Consolidated Balance Sheets

(in thousands, except par value and share data)

	As of	As of
	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,697	$113,894
Prepaid expenses and other current assets	4,015	2,269
Total current assets	86,712	116,163

In-process research and development	58,200	58,200
Fixed assets, net	4,778	1,812
Other assets	420	323
Total assets	$150,110	$176,498

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,407	$5,929
Accrued expenses	4,546	3,905
Accrued compensation	2,071	2,839
Accrued lease expense, current	314	307
Deferred rent	167	129
Capital lease obligations, current	32	64
Current portion of long term debt	3,281	3,283
Total current liabilities	21,818	16,456

Accrued lease expense, long-term	250	380
Debt, long-term	16,494	16,338
Total liabilities	38,562	33,174

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 39,276,389 and 39,137,679 issued and outstanding shares at June 30, 2014 and December 31, 2013, respectively	393	391
Additional paid-in capital	540,298	534,554
Accumulated deficit	(429,143)	(391,621)
Total shareholders’ equity	111,548	143,324
Total liabilities and shareholders’ equity	$150,110	$176,498

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Other revenue	$—	$11,500	$—	$11,500

Operating expenses:
Research and development	14,942	12,225	26,293	22,559
General and administrative	7,874	7,544	14,602	11,520
Total operating expenses	22,816	19,769	40,895	34,079

Operating loss	(22,816)	(8,269)	(40,895)	(22,579)

Investment income	12	50	29	101
Interest expense	(595)	(635)	(1,201)	(1,277)
Other income, net	175	—	156	2
Loss before income taxes	(23,224)	(8,854)	(41,911)	(23,753)

Benefit from income taxes	—	—	(4,389)	(1,221)

Net loss and comprehensive loss	$(23,224)	$(8,854)	$(37,522)	$(22,532)

Basic and diluted net loss per share	$(0.59)	$(0.28)	$(0.96)	$(0.71)

Weighted average basic and diluted common shares outstanding	39,273	31,754	39,256	31,654

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,
	2014	2013
Operating activities
Net loss	$(37,522)	$(22,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	342	304
Stock based compensation expense	5,336	4,953
Gain on sale of asset, net	—	(2)
Amortization of debt discount and debt issuance costs	192	236
Accrual of the end of term charge on the debt	62	97
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,843)	(1,186)
Accounts payable	3,642	805
Accrued expenses and deferred rent	103	1,449
Accrued lease expenses	(123)	(127)
Accrued compensation	(768)	(318)
Net cash used in operating activities	(30,579)	(16,321)

Investing activities
Purchases of fixed assets	(895)	(493)
Proceeds from sale of asset	—	2
Net cash used in investing activities	(895)	(491)

Financing activities
Payments on capital lease obligations	(32)	(59)
Proceeds from exercise of stock options	409	677
Payment of debt issuance costs	(100)	—
Net cash provided by financing activities	277	618

Decrease in cash and cash equivalents	(31,197)	(16,194)
Cash and cash equivalents at beginning of period	113,894	90,782

Cash and cash equivalents at end of period	$82,697	$74,588

Supplemental disclosures of cash flow information:
Cash paid for interest	$930	$944
Cash received for taxes	$4,389	$1,221

Supplemental disclosures of non-cash investing and financing activities:
Value of warrant exercised by converting the warrant into shares of common stock (“net issuance method”)	$—	$790

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                    The Company and Basis of Presentation

Insmed is a biopharmaceutical company currently focused on developing and commercializing inhaled therapies for patients battling serious lung diseases that are often life threatening.  The Company’s lead product candidate, ARIKAYCETM, or liposomal amikacin for inhalation, is an inhaled antibiotic treatment that delivers a proven and potent anti-infective directly to the site of serious lung infections. The Company was incorporated in the Commonwealth of Virginia on November 29, 1999.  On December 1, 2010, the Company completed a business combination with Transave, Inc. (Transave), a privately held, New Jersey-based pharmaceutical company focused on the development of differentiated and innovative inhaled pharmaceuticals for the treatment of serious lung infections (the “Merger”).  The Company’s continuing operations are based on the technology and products historically developed by Transave.  The Company’s principal executive offices are located in Bridgewater, New Jersey.

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

The following table presents assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Quoted Prices in
		Active Markets for	Inactive Markets for	Significant
		Identical Assets	Identical Assets	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2014:
Assets:
Cash and cash equivalents	$82,697	$82,697	$—	$—
	$82,697	$82,697	$—	$—

As of December 31, 2013:
Assets:
Cash and cash equivalents	$113,894	$113,894	$—	$—
	$113,894	$113,894	$—	$—

The Company’s cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions.  Cash equivalents consist of liquid investments with a maturity of three months or less from the date of purchase.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter.  There were no transfers in or out of Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, the Company held no securities that were in an unrealized gain or loss position.  The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred.  In making its determination, the Company considers a number of factors, including: (1) the significance of the decline, (2) whether the securities were rated below investment grade, (3) how long the securities have been in an unrealized loss position, and (4) the Company’s ability and intent to retain the investment for a sufficient period of time for it to recover.

Revenue Recognition — Other revenue during the three and six months ended June 30, 2013 solely consists of an $11.5 million payment the Company received from Premacure (now Shire plc) in exchange for the Company’s right to receive future royalties under its license agreement with Premacure. The Company recorded this as Other revenue during the three months ended June 30, 2013, since all four revenue recognition criteria were met at that time and the Company had no continuing performance obligations related to the payment received. Also see Note 11 of the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2013 for more information.

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

The following table sets forth the reconciliation of the weighted average number of shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net loss	$(23,224)	$(8,854)	$(37,522)	$(22,532)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	39,273	31,754	39,256	31,654
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock and restricted stock units	—	—	—	—
Common stock warrant	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	39,273	31,754	39,256	31,654
Net loss per share:
Basic and Diluted	$(0.59)	$(0.28)	$(0.96)	$(0.71)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average common shares outstanding as of June 30, 2014 and 2013 as their effect would have been anti-dilutive (in thousands):

	2014	2013
Stock options to purchase common stock	5,058	3,275
Restricted stock and restricted stock units	21	111

3.                                      Identifiable Intangible Assets and Goodwill

The Company believes there are no indicators of impairment relating to its in-process research and development intangible assets as of June 30, 2014.

4.                                      Accrued Expenses

Accrued expenses consist of the following:

	As of June 30,	As of December 31,
	2014	2013
	(in thousands)

Accrued clinical trial expenses	$2,882	$2,484
Accrued technical operation expenses	516	1,220
Accrued professional fees	669	24
Accrued interest payable	155	159
Other accrued expenses	324	18
	$4,546	$3,905

5.                                    Debt

On June 29, 2012, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) that allowed the Company to borrow up $20.0 million in $10.0 million increments (“Loan Agreement”).  The Company borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (“Note A” and “Note B” and collectively, the “Notes”) on June 29, 2012 and December 27, 2012, respectively.  Notes A and B bear interest at 9.25%.  Note A was originally scheduled to be repaid over a 42-month period with the first twelve monthly payments representing interest only followed by thirty monthly equal payments of principal and interest.  Note B was originally scheduled to be repaid over a 36-month period with the first six monthly payments representing interest only followed by thirty monthly equal payments of principal and interest.  The Loan Agreement provided that in certain circumstances the Company could delay the first principal payment by five months.  In July 2013, subsequent to the completion of certain ARIKAYCE-related development milestones, the Company elected to extend the interest only period under the Notes from July 31, 2013 to December 31, 2013 and delay the first monthly principal repayments for Notes A and B from August 1, 2013 to January 1, 2014.  On November 25, 2013, the Company and Hercules entered into an amendment (the “Amendment”) of the Loan Agreement. The Amendment initially extended the interest-only period through June 30, 2014 and called for the first monthly principal payment on July 1, 2014.  The Amendment also allowed the Company to further extend the interest-only period through December 31, 2014 and delay the first payment of principal until January 1, 2015, so long as the Company paid a $100,000 fee and obtained positive data from its phase 2 clinical trial of ARIKAYCE in patients who have lung infections caused by nontuberculous mycobacteria (NTM).  In June 2014, the Company paid the $100,000 fee and exercised its option to extend the interest-only period and delay the first payment of principal to January 1, 2015. The election and amendment did not change the maturity date for Notes A and B, which is January 1, 2016.

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

The following table presents the components of the Company’s debt balance as of June 30, 2014 (in thousands):

Debt:
Notes payable	$20,000
Accretion of end of term charge	266
Issuance fees paid to lender	(247)
Discount from warrant	(244)
Current portion of long-term debt	(3,281)
Long-term debt	$16,494

As of June 30, 2014, future principal repayments of the two Notes for the period July 1, 2014 to December 31, 2014 and in each of the years ending December 31, 2015 and 2016 were as follows (in thousands):

Year Ending in December 31:
2014	$—
2015	7,430
2016	12,570
$20,000

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place.  The Company believes the estimated fair value at June 30, 2014 approximates the carrying amount.

6.                                      Stockholders’ Equity

Common Stock — As of June 30, 2014, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 and 39,276,389 shares of common stock issued and outstanding.  In addition, as of June 30, 2014, the Company had reserved 5,058,459 shares of common stock for issuance upon the exercise of outstanding common stock options and 20,960 for issuance upon the vesting of restricted stock units.

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

7.                                      Stock-Based Compensation

The Company currently has one equity compensation plan, the 2013 Incentive Plan, which was approved by shareholders at the Company’s Annual Meeting of Shareholders on May 23, 2013 (the “2013 Incentive Plan”).  The 2013 Incentive Plan is administered by the Compensation Committee and the Board of Directors of the Company.  Under the terms of the 2013 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), performance shares and other stock awards, as well as the payment of incentive bonuses to all employees and non-employee directors.  As of June 30, 2014, 323,222 shares of the Company’s common stock were reserved for future grants (or issuances) of restricted stock, restricted stock units, stock options, and stock warrants under the 2013 Incentive Plan.  The 2013 Incentive Plan will terminate on April 16, 2023 unless it is extended or terminated earlier pursuant to its terms.

During the first quarter of 2013, the Company completed a review of equity compensation awards granted under its previous equity compensation plan and determined that it had inadvertently exceeded the annual per-person sub-limits involving certain awards previously made to certain of its current and past officers and directors (the “excess awards”).  The aggregate amount of common stock represented by these excess awards, which consisted of Restricted Stock Units (“RSUs”) and stock options, was approximately 1.4 million shares.  These awards were deemed to be granted outside of the plan and as such the Company applied liability accounting to these awards.  On May 23, 2013 (the date of the Company’s 2013 Annual Meeting of Stockholders), the Company’s shareholders approved the grants associated with the excess awards, which as of that date, allowed the excess awards to be deemed granted under the previous equity compensation plan.  As a result, the excess awards were remeasured at fair value on May 23, 2013 and the liability was reclassified to additional paid-in capital.  The unrecognized fair value calculated for the excess awards as of May 23, 2013 is recognized as compensation expense ratably over the remaining requisite service period for each award.

Stock Options - The Company calculates the fair value of stock options granted using the Black-Scholes valuation model.

The following table summarizes the Company’s grant date fair value and assumptions used in determining the fair value of stock options granted under its’ equity compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Volatility	83.1%-85.0%	90.2%-96.0%	83.1%-85.5%	90.2%-96.0%
Risk-free interest rate	1.52%-1.76%	0.65%-1.13%	1.46%-1.76%	0.65%-1.13%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term (in years)	6.25	6.25	6.25	6.25
Weighted-average fair value of stock options granted	$9.61	$8.10	$11.83	$7.14

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

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2013	3,632,996	$7.94
Granted	1,517,350	$16.22
Exercised	(59,788)	$6.86
Forfeited or expired	(32,099)	$11.27
Options outstanding at June 30, 2014	5,058,459	$10.42	8.92	$48,601
Vested and expected to vest at June 30, 2014	4,732,947	$10.29	8.90	$46,057
Exercisable at June 30, 2014	827,113	$5.37	8.07	$12,083

The total intrinsic value of stock options exercised during the three months ended June 30, 2014 and 2013 was $0.0 million and $1.0 million and during the six months ended June 30, 2014 and 2013 was $0.6 million and $1.1 million, respectively.

As of June 30, 2014, there was $35.4 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.8 years.  The following table summarizes the range of exercise prices and the number of stock options outstanding and exercisable:

Outstanding as of June 30, 2014					Exercisable as of June 30, 2014
			Weighted
			Average
			Remaining	Weighted
Range of Exercise		Number of	Contractual	Average	Number of	Weighted Average
Prices		Options	Term (in years)	Exercise Price	Options	Exercise Price
3.03	3.29	272,100	7.39	3.04	167,455	3.04
3.40	3.40	708,314	8.20	3.40	265,619	3.40
3.48	6.90	793,153	8.36	6.19	207,660	5.83
6.96	10.35	535,200	8.73	7.59	99,125	7.36
11.14	11.46	257,000	9.09	11.22	—	—
12.44	12.44	543,642	8.87	12.44	78,024	12.44
12.58	12.58	626,050	9.92	12.58	—	—
12.70	15.61	521,950	9.42	14.19	9,230	13.05
15.63	20.49	786,050	9.62	19.38	—	—
21.54	21.54	15,000	9.56	21.54	—	—

Restricted Stock and Restricted Stock Units — The Company may grant Restricted Stock (“RS”) and RSUs to eligible employees, including its executives, and non-employee directors.  Each RS and RSU represents a right to receive one share of the Company’s common stock upon the completion of a specific period of continued service or achievement of a certain milestone.  RS and RSU awards granted are generally valued at the market price of the Company’s common stock on the date of grant.  RSUs granted in excess of certain plan sub-limits were considered to be granted outside the previous equity compensation plan and were classified as a liability and remeasured at fair value at the end of each reporting period and changes in fair value are included in compensation expense in the Consolidated Statements of Comprehensive Loss (see additional disclosures related to certain RSUs granted outside the previous equity compensation plan at the end of this note).  The Company recognizes noncash compensation expense for the fair values of these RS and RSUs on a straight-line basis over the requisite service period of these awards.

The following table summarizes the Company’s RSU award activity during the six months ended June 30, 2014:

		Weighted
	Number of	Average
	RSUs	Grant Price
Outstanding at December 31, 2013	92,641	$6.27
Granted	20,258	19.53
Released	(91,939)	6.21
Outstanding at June 30, 2014	20,960	$19.35
Expected to vest	20,960	$19.35

Awards Granted outside of the previous equity compensation plan — As described above, during the first quarter of 2013, the Company completed a review of equity compensation awards granted under its previous equity compensation plan and determined that it had inadvertently exceeded the annual per-person sub-limits involving certain awards previously made to certain of its current and past officers and directors.  The aggregate amount of common stock represented by these excess awards, which consisted of RSUs and stock options, was approximately 1.4 million shares.  These awards were deemed to be granted outside of the plan and as such the Company applied liability accounting to these awards.  On May 23, 2013 (the date of the Company’s 2013 Annual Meeting of Stockholders), the Company’s shareholders approved the grants associated with the excess awards, which as of that date, allowed the excess awards to be deemed granted under the previous equity compensation plan.  As a result, the excess awards were remeasured at fair value on May 23, 2013 and the liability was reclassified to additional paid-in capital.  The unrecognized fair value calculated for the excess awards as of May 23, 2013 is recognized as compensation expense ratably over the remaining requisite service period for each award.

The following table summarizes the aggregate stock-based compensation recorded in the Consolidated Statements of Comprehensive Loss related to stock options and RSUs during the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)

Research and development expenses	$1.4	$1.0	$2.3	$1.3
General and administrative expenses	1.6	3.0	3.1	3.7

Total	$3.0	$4.0	$5.4	$5.0

8.                                      Income Taxes

The benefit for income taxes was $4.4 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively.  The benefit for income taxes recorded for the six months ended June 30, 2014 and 2013 solely reflect the reversal of a valuation allowance previously recorded against the Company’s New Jersey State net operating losses (“NOL”) that resulted from the Company’s sale of a portion of its New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $4.4 million and $1.2 million, respectively and net of commissions.  The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash.

The Company is subject to US federal and state income taxes.  The Company has never been audited and the statute of limitations for tax audit is generally open for the years 2010 and later.  The Company has incurred net operating losses since inception, except in 2009.  Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.  The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense.  The Company has recorded no such expense.  As of June 30, 2014 and December 31, 2013, the Company has recorded no reserves for unrecognized income tax benefits, nor has it recorded any accrued interest or penalties related to uncertain tax positions.  The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.  Due to the Company’s history of operating losses, the Company recorded a full valuation allowance on its net deferred tax assets as it is more likely than not that such tax benefits will not be realized.

At December 31, 2013, the Company had federal net operating loss carryforwards for income tax purposes of approximately $398.7 million available to offset future taxable income, if any.  The NOL carryovers and general business tax credits expire in various years beginning in 2018.

Utilization of the Company’s NOL and general business tax credit carryforwards generated in prior years through September 2012 (the “September 2012 and prior NOLs”) are likely subject to substantial limitations under Section 382 of the Internal Revenue Code (“Section 382”) due to ownership changes that occurred at various points during years prior to 2012 and during September 2012.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Since the Company’s formation, it has raised capital through the issuance of common stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, likely resulted in multiple changes in ownership, as defined by Section 382 since the Company’s formation in 1999.  The substantial limitations on the use of the September 2012 and prior NOLs are likely to result in expiration of a substantial portion of these NOL or general business tax credit carryforwards before utilization which would substantially reduce the Company’s gross deferred tax assets.  The Company is currently in the process of completing a Section 382 analysis regarding the limitation of its NOL and general business tax credit carryforwards and intends to disclose the results of this analysis when it is completed.

9.                                      Collaboration Agreements

Therapure Biopharma Inc. — In February 2014, the Company entered into a Contract Manufacturing Agreement (the “Agreement”) with Therapure Biopharma Inc. (“Therapure”) for the manufacture of the Company’s product ARIKAYCE. Pursuant to the Agreement, the Company and Therapure are collaborating to construct a production area for the manufacture of ARIKAYCE in Therapure’s existing manufacturing facility in Mississauga, Ontario, Canada. Therapure will manufacture ARIKAYCE for the Company on a non-exclusive basis. The Agreement has an initial term of five years from the first date on which Therapure delivers ARIKAYCE to Insmed after Insmed obtains permits related to the manufacture of ARIKAYCE, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years’ prior written notice to the other party.  Notwithstanding the foregoing, the parties have rights and obligations under the Agreement prior to the commencement of the initial term. The Agreement allows for termination by either party upon the occurrence of certain events, including (i) the material breach by the other party of any provision of the Agreement or the quality agreement expected to be entered into between the parties, or (ii) the default or bankruptcy of the other party. In addition, the Company may terminate the Agreement for any reason upon no fewer than one hundred eighty days’ advance notice.  Costs incurred under this agreement will be recorded as a component of research and development expense until such time as the Company receives US Food and Drug Administration approval for ARIKAYCE.

PARI Pharma GmbH — In July 2014, the Company entered into a Commercialization Agreement (the “PARI Agreement”) with PARI Pharma GmbH (“PARI”) for the manufacture and supply of eFlow nebulizer systems and related accessories (the “Device”) as optimized for use with the Company’s proprietary liposomal amikacin for inhalation. The PARI Agreement has an initial term of fifteen years from the first commercial sale of the Device (the “Initial Term”). The term of the PARI Agreement may be extended by the Company for an additional five years by providing written notice to PARI at the least one year prior to the expiration of the Initial Term. Notwithstanding the foregoing, the parties have certain rights and obligations under the PARI Agreement prior to the commencement of the Initial Term. The PARI Agreement allows for termination by either party upon the occurrence of certain events, including (i) the material breach by the other party of any provision of the PARI Agreement, (ii) the default or bankruptcy of the other party, or (iii) upon termination by the Company of the License Agreement between the parties.

10.                               Commitments and Contingencies

Commitments

The Company has two operating leases for office and laboratory space located in Monmouth Junction, New Jersey through December 31, 2014.  Future minimum rental payments under these two leases as of June 30, 2014 total approximately $0.4 million.  The Company also has an operating lease for office and laboratory space located in Bridgewater, New Jersey that terminates in November 2019.  Future minimum rental payments under this lease as of June 30, 2014 total approximately $3.6 million.  The Company also leases office space in Richmond, Virginia, where the Company’s corporate headquarters were once located, through October 2016.  Future minimum rental payments under this lease as of June 30, 2014 total approximately $1.2 million.

Rent expense charged to operations was $0.3 million and $0.2 million for the three months ended June 30, 2014 and 2013 and $0.6 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively.  Future minimum rental payments required under the Company’s operating leases for the period from July 1, 2014 to December 31, 2014 and for each of the next five years are as follows (in thousands):

2014 (remaining)	$680
2015	1,106
2016	1,144
2017	741
2018	762
2019	718
$5,151

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

The Petitioners sought appraisal under Delaware law of their total combined common stock holdings representing total dissenting shares of approximately 7.77 million shares of Transave common stock (the “Transave Stock”).  The Petitioners were challenging the value of the consideration that they would have been entitled to receive for their Transave Stock under the terms of the Company’s merger with Transave.

Under the terms of the Merger Agreement, certain of the former stockholders of Transave (the “Transave Stockholders”) were obligated to indemnify the Company for certain liabilities in connection with the appraisal action.  The Company notified the Transave Stockholders in May 2012 that the Company was seeking indemnification in accordance with the Merger Agreement and that it would continue to retain the aggregate amount of the holdback shares totaling 1,765,271 shares, as security for any indemnification payments due under the Merger Agreement.  Discovery was completed and a trial was scheduled.  Prior to commencement of the trial, in May 2014, the parties entered into a settlement, dismissal and release agreement.  The Company was indemnified in full for the settlement and related costs incurred in defending the appraisal action.

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

11.                               Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations.  There were no employer contributions in the three and six months ended June 30, 2014 and 2013.

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

Forward-looking statements include, but are not limited to: failure or delay of European Medicines Agency, Health Canada, United States Food and Drug Administration and other regulatory reviews and approvals; competitive developments affecting the Company’s product candidates; delays in product development or clinical trials or other studies; patent disputes and other intellectual property developments relating to the Company’s product candidates; unexpected regulatory actions, delays or requests; the failure of clinical trials or other studies or results of clinical trials or other studies that do not meet expectations; the fact that subsequent analyses of clinical trial or study data may lead to different (including less favorable) interpretations of trial or study results or may identify important implications of a trial or study that are not reflected in Company’s prior disclosures, and the fact that trial or study results or subsequent analyses may be subject to differing interpretations by regulatory agencies; the inability to successfully develop the Company’s product candidates or receive necessary regulatory approvals; inability to make product candidates commercially successful; changes in anticipated expenses; changes in the Company’s financing requirements or ability raise additional capital; our ability to complete development of, receive regulatory approval for, and successfully commercialize ARIKAYCE; our estimates of expenses and future revenues and profitability; our plans to develop and market new products and the timing of these development programs; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract third parties with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate license agreements and other third party efforts, including those relating to the development and commercialization of our product candidates; the degree of protection afforded to us by our intellectual portfolio; the safety and efficacy of our product candidates; sources of revenues and anticipated revenues, including contributions from license agreements and other third party efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing and amount of reimbursement for our product candidates; the success of other competing therapies that may become available; and the availability of adequate supply and manufacturing capacity and quality for our product candidates.

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

OVERVIEW

Insmed is a biopharmaceutical company currently focused on developing and commercializing inhaled therapies for patients battling serious lung diseases that are often life threatening.  Our lead product candidate, ARIKAYCE, or liposomal amikacin for inhalation (LAI), is an inhaled antibiotic treatment that delivers a proven and potent anti-infective directly to the site of serious lung infections.

In March 2014, we reported top-line clinical results from the double-blind portion of our phase 2 clinical trial in the United States (US) and Canada of ARIKAYCE in patients who have lung infections caused by nontuberculous mycobacteria (NTM).  The randomized, double-blind, placebo-controlled phase 2 clinical trial compared ARIKAYCE (590 mg delivered once daily), added to standard of care treatment, versus standard of care treatment plus placebo, in 90 adult patients with treatment resistant NTM lung disease. Eligibility for the study required patients to have been on the American Thoracic Society/Infectious Disease Society of America guideline therapy for at least six months prior to screening and to continue to have persistently positive mycobacterial cultures. The primary efficacy endpoint of the study was a semi-quantitative measurement of the change in mycobacterial density on a seven-point scale from baseline (day one) to the end of the randomized portion of the trial (day 84). ARIKAYCE did not meet the pre-specified level for statistical significance although there was a positive trend (p=0.148) in favor of ARIKAYCE. However, ARIKAYCE did achieve statistical significance with regard to the clinically relevant key secondary endpoint of culture conversion, with 11 out of 44 patients treated with ARIKAYCE (added to standard of care treatment) demonstrating clearance of the infecting mycobacterial organism (culture negative) by day 84 of the study as compared to 3 out of 45 patients treated with placebo (added to standard of care treatment) (p=0.01).

In May 2014, additional data were presented at the American Thoracic Society meeting.  At the conclusion of the 84-day double blind phase of the trial, 78 of the 80 patients agreed to receive once-daily ARIKAYCE plus standard of care treatment for an additional 84 days. Data from 68 of these patients who completed the visits during the additional open label phase were available for inclusion in the poster. These results collected from the open label phase show that 21 of these patients were culture negative for NTM at Day 168. This data reflects 10 patients who were culture negative at Day 84 as well as 5 additional patients from the ARIKAYCE arm and 6 additional patients who were on placebo, switching to ARIKAYCE during the open-label phase.

In June 2014, the US Food and Drug Administration (FDA) granted ARIKAYCE Breakthrough Therapy Designation for the treatment of adult patients with NTM lung disease who are treatment refractory.  This designation is based on findings from our U.S. phase 2 clinical trial of ARIKAYCE to treat NTM lung infections. ARIKAYCE has already received Orphan Drug, Qualified Infectious Disease Product (QIDP) and Fast Track designations from the FDA for the treatment of NTM lung infections and has also received Orphan Drug Designation from the European Medicines Agency (EMA).

In August 2014 we announced that, following discussions with European regulatory authorities, we intend to file by the end of 2014 a Marketing Authorization Application (MAA) with the EMA for ARIKAYCE for the treatment of NTM lung infections in treatment refractory patients as well as for Pseudomonas aeruginosa (Pseudomonas) lung infections in cystic fibrosis (CF) patients.

In August 2014 we also announced that, we will proceed with our previously planned Phase 3 study of the effectiveness of ARIKAYCE for the treatment of lung infections in the broad NTM population.  This decision follows a meeting with the FDA in which the FDA acknowledged that exploration of the effectiveness of ARIKAYCE in a broader population is appropriate, based on the results of the recently conducted Phase 2 trial, which showed statistically significant negative culture conversion in patients refractory to standard therapy.  We also plan to initiate a second Phase 3 study which will be designed to confirm, in as short a timeframe as possible, the positive culture conversion results seen in the Phase 2 study. This confirmatory study will primarily investigate ARIKAYCE for use in the treatment refractory population with mycobacterium avium complex (MAC) NTM lung infections. This subgroup of the Phase 2 trial’s patients responded particularly strongly to the treatment.

We believe this two-trial approach will enable both the rapid confirmation of the previous study results to provide the quickest path to filing, as well as expansion of the potential overall label for approval.  Following discussions with the FDA, both trials will focus on culture conversion as the primary measure of efficacy with additional goals of demonstrating sustainability and safety.  We expect results from the smaller confirmatory study in the first half of 2016 and results for the larger trial in 2017.

The CF and NTM target indications address orphan patient populations.  Our strategy includes plans to continue to develop ARIKAYCE in the NTM patient population and for additional indications beyond Pseudomonas in CF and NTM.  We also plan to develop, acquire, in-license or co-promote other products that address orphan or rare diseases in the fields of pulmonology and infectious disease.  Our current primary development focus is to obtain regulatory approval for ARIKAYCE in these two initial indications and to prepare for commercialization in the US, Europe, Canada and Japan.  We anticipate that if approved, ARIKAYCE would be the first once-a-day inhaled antibiotic treatment option available for the CF indication and the NTM indication.  The following table summarizes the current status of ARIKAYCE development.

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

•        Results collected from the open label phase show that 21 of these patients were culture negative for NTM at Day 168.

•        Granted Orphan Drug designation in Europe and the US.

•        Granted QIDP designation, which includes Priority Review, by the FDA.

•        Granted Fast Track designation by the FDA which permits a rolling submission of an NDA.

•        Granted Breakthrough Therapy designation for ARIKAYCE in the US in June 2014 based upon the culture conversion results in the phase 2 clinical trial.

•        We intend to file by the end of 2014 a MAA with the EMA for the treatment of NTM lung infections in treatment refractory patients as well as for Pseudomonas lung infections in CF patients.

•        We will proceed with our previously planned Phase 3 study of the effectiveness of ARIKAYCE for the treatment of lung infections in the broad NTM population.

•        We also plan to initiate a second Phase 3 study which will be designed to confirm, in as short a timeframe as possible, the positive culture conversion results seen in the Phase 2 study. This confirmatory study will primarily investigate ARIKAYCE for use in the treatment refractory population with MAC NTM lung infections.

•        If approved, we expect ARIKAYCE would be the first approved inhaled antibiotic treatment for NTM lung infections.

•        We are developing plans to commercialize ARIKAYCE, if approved, in certain countries in Europe and in the US, and eventually Canada, Japan and certain other countries including Korea, Taiwan and China.

ARIKAYCE Pseudomonas aeruginosa lung infections in CF patients

•        Reported top-line results from our phase 3 clinical trial conducted in Europe and Canada, in which once-daily ARIKAYCE achieved its primary endpoint of non-inferiority when compared to twice-daily tobramycin inhaled solution.

•        Conducting a two-year, open-label safety study in patients who completed the phase 3 clinical trial. We expect to complete this study in mid-2015.

•        Reported top-line results from the first group of patients who completed the first year of the two-year open label extension study.

•        Granted orphan drug designation in Europe and the US.

•        We intend to file a MAA with the EMA by the end of 2014 and in Canada during the first half of 2015.

•        We are developing plans to commercialize ARIKAYCE, if approved, in certain countries in Europe and in Canada where we expect it would be the only once-a-day treatment for Pseudomonas lung infections in CF patients.

•        We currently do not plan to initiate any further studies in Pseudomonas lung infections.

ARIKAYCE Pseudomonas aeruginosa and other susceptible organisms causing lung infections in non-CF bronchiectasis patients	• Completed phase 2 study in the US. • Granted orphan drug designation in the US.	• We currently do not intend to initiate further clinical studies with respect to a non-CF bronchiectasis indication.

Amikacin sulfate is an FDA-approved antibiotic with proven efficacy in the treatment of a broad range of gram-negative infections, including Pseudomonas and NTM. ARIKAYCE is in the aminoglycoside class of antibiotics.  We believe there currently is no drug approved in Europe or the US for treatment of NTM lung infections, and as a result all current drug treatments for NTM are used off-label.  If approved for NTM patients, we believe ARIKAYCE would be the first and only approved inhaled antibiotic for the treatment of NTM lung infections.  If approved for CF patients with Pseudomonas lung infections, we believe ARIKAYCE would be the first inhaled antibiotic to be approved for once-daily administration in this indication. ARIKAYCE has been granted orphan drug designations in the following indications:

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

Our Strategy

Our strategy is to focus on the development and commercialization of innovative inhaled therapies for patients with serious lung diseases in orphan indications.  While we believe that ARIKAYCE has the potential to treat many different diseases, our attention is initially focused on regulatory approval and commercialization preparation for our two initial indications: (1) NTM lung infections and (2) Pseudomonas lung infections in CF patients.  Our current priorities are as follows:

•                  Continue generating additional clinical data from studies showing the effects of ARIKAYCE to treat NTM lung infections and Pseudomonas lung infections in CF patients;

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

In support of these priorities, we completed our registrational phase 3 clinical study of ARIKAYCE in CF patients with Pseudomonas lung infections in Europe and Canada.  We plan to submit regulatory marketing applications for the CF and NTM indications in Europe by the end of 2014 and in Canada in the first half of 2015.  In the first half of 2014, we completed our US and Canadian phase 2 clinical study of ARIKAYCE for the treatment of NTM lung infections in treatment refractory patients. We plan to initiate two global Phase 3 clinical trials of ARIKAYCE in NTM; one for the broad NTM patient population and one confirmatory study for treatment refractory patients with NTM lung infections.  We plan to scale up manufacturing, we are identifying second source suppliers, and we plan to implement supply and quality agreements in preparation for commercialization of ARIKAYCE.  In February 2014, we entered into a contract manufacturing agreement with Therapure Biopharma Inc. (Therapure) for the manufacture of ARIKAYCE at the larger scales necessary to support commercialization.  In July 2014, we entered into a commercialization agreement with PARI Pharma GmbH (PARI), the manufacturer of our drug delivery nebulizer, to address our commercial supply needs. We have commenced the build-out of our commercial infrastructure in preparation for potential commercial launches in Europe, Canada and the US.  We will continue to evaluate opportunities for additional products through various business development channels.

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

ARIKAYCE has the potential to be differentiated from amikacin and certain marketed drugs for the treatment of chronic lung infections if it can be demonstrated to provide improved efficacy, safety and patient convenience.  We believe ARIKAYCE’s ability to deliver high, sustained levels of amikacin directly to the lung and to the specific site of the underlying infection could distinguish it from other alternatives.  We are also investigating ARIKAYCE’s potential for durability of effect, benefiting patients when off treatment or for an extended period of treatment.  In addition, the inhalation delivery of ARIKAYCE may reduce the potential for adverse events such as ototoxicity (hearing loss, ringing in the ears and/or loss of balance) and nephrotoxicity (toxicity to the kidneys), as compared with intravenous (IV) administration of amikacin.  If approved, we expect that ARIKAYCE will be administered once-daily for approximately 13 minutes via inhalation using the eFlow® Nebulizer System, which has been optimized specifically for ARIKAYCE by PARI.  We believe that this nebulizer system will reduce treatment time or dosing frequency, as compared with the currently marketed inhaled antibiotics, which require dosing two to three times daily with treatment times ranging from approximately 10 to 40 minutes per day.  By easing the patients’ treatment burden we believe that ARIKAYCE can potentially improve patient compliance, which we believe may in turn lead to a reduction in the development of antibiotic resistance and, ultimately, lead to clinical benefit.

We believe that ARIKAYCE may provide: (i) improved efficacy resulting from sustained deposition of drug in the lung and improved ability to reach the site of infection (for CF Pseudomonas infections, this means penetration of biofilm and facilitated drug release by factors that are secreted by the bacteria, and for NTM, this means enhanced uptake into macrophages, where NTM often grows); (ii) decreased adverse events and improved tolerability as compared with amikacin delivered intravenously, and (iii) reduced dosing frequency or treatment time as compared to existing products.  In the future we may conduct head-to-head comparative studies that would be necessary to make comparative statements against other products.

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

In 2013, we engaged Clarity Pharma Research to perform a similar chart audit study of NTM in Europe and Japan.  Based on results of this study, researchers estimated that there are approximately 20,000 cases of pulmonary disease attributable to NTM within the European nations of France, Germany, the United Kingdom, Italy and Spain combined and approximately 30,000 in the 28 countries comprising the EU.  In addition, there are nearly 32,000 cases in Japan.  Although population-based data on the epidemiology of NTM infections in Europe are limited, consistent with US prevalence trends, recent published studies concur that prevalence in Europe is increasing and, according to a study published in the Japanese journal Kekkaku in 2011, Japan has one of the world’s highest NTM disease rates.

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

In May 2014, additional data were presented at the American Thoracic Society meeting.  At the conclusion of the 84-day double blind phase of the trial, 78 of the 80 patients agreed to receive once-daily ARIKAYCE plus standard of care treatment for an additional 84 days. Data from 68 of these patients who completed the visits during the additional open label phase were available for inclusion in the poster. These results collected from the open label phase show that 21 of these patients were culture negative for NTM at Day 168. This data reflects 10 patients who were culture negative at Day 84 as well as 5 additional patients from the ARIKAYCE arm and 6 additional patients who were on placebo, switching to ARIKAYCE during the open-label phase.

In June 2014, the FDA granted ARIKAYCE, Breakthrough Therapy Designation for the treatment of adult patients with NTM lung disease who are treatment refractory. This designation is based on findings from our U.S. phase 2 clinical trial of ARIKAYCE to treat NTM lung infections. ARIKAYCE has already received Orphan Drug, Qualified Infectious Disease Product (QIDP) and Fast Track designations from the FDA for the treatment of NTM lung infections and recently received Orphan Drug Designation from the EMA.

In August 2014 we announced that, following discussions with European regulatory authorities, we intend to file by the end of 2014 a MAA with the EMA for ARIKAYCE for the treatment of NTM lung infections in treatment refractory patients as well as for Pseudomonas lung infections in CF patients.

In August 2014 we also announced that, we will proceed with our previously planned Phase 3 study of the effectiveness of ARIKAYCE for the treatment of lung infections in the broad NTM population.  This decision follows a meeting with the FDA in which the FDA acknowledged that exploration of the effectiveness of ARIKAYCE in a broader population is appropriate, based on the results of the recently conducted Phase 2 trial, which showed statistically significant negative culture conversion in patients refractory to standard therapy.  We also plan to initiate a second Phase 3 study which will be designed to confirm, in as short a timeframe as possible, the positive culture conversion results seen in the Phase 2 study. This confirmatory study will primarily investigate ARIKAYCE for use in the treatment refractory population with MAC NTM lung infections. This subgroup of the Phase 2 trial’s patients responded particularly strongly to the treatment.

We believe this two-trial approach will enable both the rapid confirmation of the previous study results to provide the quickest path to filing, as well as expansion of the potential overall label for approval.  Following discussions with the FDA, both trials will focus on culture conversion as the primary measure of efficacy with additional goals of demonstrating sustainability and safety.  We expect results from the smaller confirmatory study in the first half of 2016 and results for the larger trial in 2017.

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

We submitted an IND to launch a phase 3 study of ARIKAYCE in CF and non-CF patients for the treatment of NTM lung infections in treatment refractory patients.  In August 2011, prior to starting the NTM study, we announced that the FDA placed a clinical hold on our phase 3 trial.  The clinical hold for the NTM study was lifted in January 2012.  The FDA based its clinical hold decision on an initial review of the results of a long-term rat inhalation carcinogenicity study with ARIKAYCE.  When rats were given ARIKAYCE daily by inhalation for two years, 2 of the 120 rats receiving the highest dose developed lung tumors.  These rats received ARIKAYCE doses that were within two-fold of those in clinical studies (normalized on a body surface area basis or a lung weight basis).  ARIKAYCE was not associated with changes that may lead to tumors in shorter-term studies in animals.  Additionally, ARIKAYCE was not shown to be genotoxic in our standard series of tests.  The relevance of the observed rat tumors to the use of ARIKAYCE in humans is not known.  The FDA requested we conduct a phase 2 clinical trial, instead of our previously agreed upon phase 3 clinical trial in adult NTM patients, to provide proof-of-concept efficacy and safety data for ARIKAYCE in NTM patients.  Despite the change in status from phase 3 to phase 2, the study design and target enrollment did not change.  In connection with the FDA’s decision to lift the clinical hold for all disease indications, we agreed to conduct a dog inhalation toxicity study of ARIKAYCE.  In 2013, we concluded the dog inhalation toxicity study.  In summary, the final report from the study stated that the lung macrophage response in dogs was similar to that seen in our previous 3 month dosing dog study, and there was no evidence of neoplasia, squamous metaplasia or proliferative changes.

Strategy for Commercialization

We currently plan to retain marketing rights for ARIKAYCE for the NTM indication.  Given the current lack of approved treatments for NTM lung infections, we believe we will immediately have a strong market position if ARIKAYCE is approved for commercialization in the NTM indication.  We believe ARIKAYCE will require a limited commercial infrastructure because of the small focused nature of the potential physician prescribing population for NTM patients.  In 2013, we commenced preparations for the potential commercialization of ARIKAYCE and we have filled several new positions to support our future sales and marketing efforts.  We may also seek to out-license ARIKAYCE in certain countries in Europe, as well as outside of Europe, Canada and the US.

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

Despite extensive treatment with multiple antibiotics, improved nutrition, and other treatments, life expectancy of a CF patient is only 38-40 years (Cystic Fibrosis Foundation Patient Registry, 2012).  Median predicted age of survival is calculated using life table analysis (as calculated by actuaries) given the ages of the patients in the registry and the distribution of deaths.  Using this calculation, half of the people in the patient registry are expected to live beyond the median predicted survival age, and half are expected to live less than the median predicted survival age.

Among other issues, CF causes thick, sticky mucus to develop in and clog the lungs.  This creates an ideal environment for various pathogens, such as Pseudomonas, to colonize and lead to chronic infection of the lung, inflammation and progressive loss of lung function.  In fact, chronic bronchial infections with Pseudomonas are a major cause of morbidity and mortality among patients with CF.  Once a CF patient acquires a Pseudomonas infection, it is difficult to eradicate.  The current, best available treatment is chronic administration of antibiotics to suppress the bacteria, reduce inflammation and preserve lung function for as long as possible.  The rate of infection with Pseudomonas in CF patients increases with age.  It is estimated that 80% of adult CF patients have chronic infection due to Pseudomonas (CFF Patient Registry, 2012).  A study reported in the Journal of Cystic Fibrosis (Liou, 2010) found that deterioration in lung function of CF patients is the main cause of death and that, despite best efforts, lung function declines by 1% to 3% annually.

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

We are conducting a two-year, open label safety study in patients that also completed our registrational phase 3 clinical study of ARIKAYCE for CF patients with Pseudomonas lung infections in Europe and Canada.  Approximately 75% of the eligible patients that completed our registrational phase 3 clinical study consented to participate in the safety study.  The patients in this study will receive ARIKAYCE for up to an additional two year period, using the same cycles of a 28 day on-treatment period and a 28 day off-treatment period.  In February 2014, we reported interim data from our two-year open label extension study which showed a mean increase in relative change in FEV1 which was sustained during both on-treatment and off-treatment months.  We expect to use this interim data from this study as part of our regulatory filings with the EMA, which we expect to submit by the end of 2014 and Health Canada, which we expect to submit in the first half of 2015.  We expect to complete this study in mid-2015.

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

We currently do not plan to initiate any further studies in Pseudomonas lung infections.

Strategy for Commercialization

We currently plan to retain marketing rights for ARIKAYCE for CF patients with Pseudomonas lung infections.  We believe ARIKAYCE will require a limited commercial infrastructure because of the small focused nature of the potential physician prescribing population for CF patients.  We may seek to out-license ARIKAYCE in certain countries in Europe, as well as outside of Europe, Canada and the US.

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

Although we believe there is an opportunity to develop ARIKAYCE for non-CF bronchiectasis, we currently do not intend to initiate further clinical studies with respect to a non-CF bronchiectasis indication.

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

In February 2014, we entered into a contract manufacturing agreement with Therapure for the manufacture of ARIKAYCE at the larger scales necessary to support commercialization.  Pursuant to the agreement, the Company and Therapure are collaborating to construct a production area for the manufacture of ARIKAYCE in Therapure’s existing manufacturing facility in Mississauga, Ontario, Canada.  Therapure will manufacture ARIKAYCE for us on a non-exclusive basis.  The agreement has an initial term of five years from the first date on which Therapure delivers ARIKAYCE to us after we obtain permits related to the manufacture of ARIKAYCE.

We are also exploring the possibility of establishing our own manufacturing facilities in order to support clinical studies and commercial supply of ARIKAYCE.

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

The eFlow nebulizer system is manufactured by PARI under the names PARI Pharma GmbH in Europe and PARI Respiratory Equipment, Inc., in the US.  PARI manufactures eFlow nebulizer systems utilizing technology licensed, developed and optimized within its company and produces several commercially available eFlow technology based products for use in Europe, North America and other countries.  PARI maintains facilities and equipment necessary to support manufacture of eFlow nebulizers for use with ARIKAYCE.  PARI must comply with applicable governmental regulations relating to medical device production in each country of manufacture.  We will continue to work with PARI to address our manufacturing needs for our clinical program.  In July 2014, we entered into a commercialization agreement with PARI, the manufacturer of our drug delivery nebulizer, to address our commercial supply needs.

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

Since 2011, we have focused our development activities principally on our proprietary, advanced liposomal technology designed specifically for inhalation lung delivery. In the first half of 2014, we reported top-line clinical results from our phase 2 clinical trial in the US and Canada of ARIKAYCE in patients who have lung infections caused by NTM. In 2013, we completed a phase 3 trial in Europe and Canada in which we evaluated ARIKAYCE in CF patients with Pseudomonas lung infections.  We are currently conducting two clinical trials: (i) the completion of the open-label portion of a phase 2 trial in the US in which we are evaluating ARIKAYCE for NTM infections and (ii) an open label extension study in which CF patients that completed our phase 3 trial receive ARIKAYCE for a period of two years. Since our business combination with Transave, the majority of our research and development expenses have been for our ARIKAYCE program.  We expect that our development efforts in 2014 will principally relate to the development of ARIKAYCE in the CF and NTM indications.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2014 and 2013

Net Loss

Net loss for the three months ended June 30, 2014 was $23.2 million, or ($0.59) per common share — basic and diluted, compared with a net loss of $8.9 million, or ($0.28) per common share — basic and diluted for the three months ended June 30, 2013.  The $14.3 million increase in our net loss in the second quarter of 2014 as compared to 2013 was primarily due to $11.5 million in Other revenue received during the three months ended June 30, 2013 related to a one-time payment for the sale of the Company’s right to receive future royalties under its license agreement with Premacure (now Shire plc).  An increase in expenses also contributed to the increase in net loss for the period and included:

•                  A $2.7 million increase in our research and development expenses that primarily resulted from an increase in internal expenses, specifically compensation and personnel related expenses, including non-cash stock compensation expense, and an increase in manufacturing expenses as a result of the build-out of a production and quality control area at Therapure’s facility.  These increases were offset, in part, by a decrease in external clinical expenses which was primarily related to the fact that our phase 3 pivotal study in CF patients was completed in 2013;  and

•                  A $0.4 million increase in our general and administrative expenses primarily resulted from an increase in pre-commercial activities and an increase in personnel costs due to an increase in headcount, offset in part by a decrease in non-cash stock compensation expense.

Other Revenue

Other revenue during the three months ended June 30, 2013 consists solely of a one-time $11.5 million payment we received from Premacure (now Shire plc) in exchange for the Company’s right to receive future royalties under its license agreement with Premacure (see Note 11. License and Collaboration Agreements to the consolidated financial statements on Form 10-K for the year ended December 31, 2013 for additional information regarding our agreement with Premacure). We recorded this as Other revenue during the three months ended June 30, 2013, since all revenue recognition criteria were met and we had no continuing performance obligations related to the payment received.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2014 and 2013 comprised the following:

	Three Months Ended
	June 30,		Increase (Decrease)
	2014	2013	$	%
External Expenses
Clinical Development	$2,395	$5,102	$(2,707)	-53.1%
Manufacturing	4,687	2,594	2,093	80.7%
Regulatory and Quality Assurance	2,025	684	1,341	196.1%
Subtotal - external expenses	$9,107	$8,380	$727	8.7%

Internal Expenses
Compensation and related expenses	$4,432	$2,835	$1,597	56.3%
Other internal operating expenses	1,403	1,010	393	38.9%
Subtotal - internal expenses	$5,835	$3,845	$1,990	51.8%

Total	$14,942	$12,225	$2,717	22.2%

Research and development expenses increased to $14.9 million during the three months ended June 30, 2014 from $12.2 million in the same period in 2013. The $2.7 million increase was primarily due to a $2.0 million increase in internal expenses, specifically a $1.6 million increase in compensation and related expenses, which included additional expenses related to the transition and consulting agreement with our former chief medical officer.  In addition, there was a $2.1 million increase in manufacturing expenses as a result of the build-out of a production area at Therapure’s facility.  These increases were offset, in part, by a decrease of $2.7 million in external clinical expenses which was primarily related to the fact that our phase 3 pivotal study in CF patients was completed in 2013.

General and Administrative Expenses

General and administrative expenses increased to $7.9 million during the three months ended June 30, 2014 from $7.5 million in the same period in 2013.  The $0.4 million increase was primarily due to an increase in pre-commercial expenses, as there were minimal pre-commercial activities in the second quarter of 2013, and an increase in personnel costs due to an increase in headcount.  These increases were almost completely offset by a $1.4 million decrease in non-cash stock compensation expense in the three months ended June 30, 2014 as compared to the same period in 2013.

Investment Income and Interest Expense

Investment income decreased to $0.0 million during the three months ended June 30, 2014 from $0.1 million in the same period in 2013. Interest expense was $0.6 million during the three months ended June 30, 2014 and 2013 and represents interest expense under our Loan Agreement.

Comparison of the Six Months Ended June 30, 2014 and 2013

Net Loss

Net loss for the six months ended June 30, 2014 was $37.5 million, or ($0.96) per common share — basic and diluted, compared with a net loss of $22.5 million, or ($0.71) per common share — basic and diluted for the six months ended June 30, 2013. The $15.0 million increase in our net loss in the six months ended June 30, 2014 as compared to 2013 was primarily due to $11.5 million in Other revenue received during the three months ended June 30, 2013 related to a one-time payment for the sale of the Company’s right to receive future royalties under its license agreement with Premacure (now Shire plc).  An increase in expenses also contributed to the increase in net loss for the period and included:

•                  A $3.7 million increase in our research and development expenses that primarily resulted from an increase in internal expenses, specifically compensation and personnel related expenses, including non-cash stock compensation expense.  In addition, there was an increase in manufacturing expenses as a result of the build-out of a production area at Therapure’s facility and an increase as a result of the completion of certain process improvement projects at our third party manufacturing partner and the manufacture of ARIKAYCE for clinical supply.  These increases were offset, in part, by a decrease in external clinical expenses which was primarily related to the fact that our phase 3 pivotal study in CF patients was completed in 2013;  and

•                  A $3.1 million increase in our general and administrative expenses primarily resulted from an increase in pre-commercial expenses and an increase in personnel costs due to an increase in headcount, offset in part by a decrease in non-cash stock compensation expense.

Offsetting these expenses was a $3.2 million increase in the benefit from income taxes resulting from the sale of a portion of our New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for cash of $4.4 million and $1.2 million in 2014 and 2013, respectively, and net of commissions.

Other Revenue

Other revenue during the six months ended June 30, 2013 solely consists of a one-time $11.5 million payment we received from Premacure (now Shire plc) in exchange for the Company’s right to receive future royalties under its license agreement with Premacure (see Note 11. License and Collaboration Agreements to the consolidated financial statements on Form 10-K for the year ended December 31, 2013 for additional information regarding our agreement with Premacure). We recorded this as Other revenue during the three months ended June 30, 2013, since all revenue recognition criteria were met and we had no continuing performance obligations related to the payment received.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2014 and 2013 comprised the following:

	Six Months Ended
	June 30,		Increase (Decrease)
	2014	2013	$	%
External Expenses
Clinical Development	$5,479	$11,954	$(6,475)	-54.2%
Manufacturing	7,548	3,156	4,392	139.2%
Regulatory and Quality Assurance	2,518	807	1,711	212.0%
Subtotal - external expenses	$15,545	$15,917	$(372)	-2.3%

Internal Expenses
Compensation and related expenses	$8,444	$4,642	$3,802	81.9%
Other internal operating expenses	2,304	2,000	304	15.2%
Subtotal - internal expenses	$10,748	$6,642	$4,106	61.8%

Total	$26,293	$22,559	$3,734	16.6%

Research and development expenses increased to $26.3 million during the six months ended June 30, 2014 from $22.6 million in the same period in 2013. The $3.7 million increase was primarily due to a $4.1 million increase in internal expenses, specifically a $3.8 million increase in compensation and related expenses, including a $1.0 million increase in non-cash stock compensation expense.  In addition, there was a $4.4 million increase in manufacturing expenses as a result of the build-out of a production area at Therapure’s facility and an increase in manufacturing expenses as a result of the completion of certain process improvement projects at our third party manufacturing partner and the manufacture of ARIKAYCE for clinical supply.  These increases were offset, in part, by a decrease of $6.5 million in external clinical expenses which was primarily related to the fact that our phase 3 pivotal study in CF patients was completed in 2013.

General and Administrative Expenses

General and administrative expenses increased to $14.6 million during the six months ended June 30, 2014 from $11.5 million in the same period in 2013.  The $3.1 million increase was primarily due to an increase in pre-commercial expenses, as there were minimal pre-commercial activities in the first half of 2013, and an increase in personnel costs due to an increase in headcount.  These increases were offset, in part, by a $0.6 million decrease in non-cash stock compensation expense in the six months ended June 30, 2014 as compared to the same period in 2013.

Investment Income and Interest Expense

Investment income decreased to $0.0 million during the six months ended June 30, 2014 from $0.1 million in the same period in 2013.  Interest expense under our Loan Agreement of $1.2 million for the six months ended June 30, 2014 was relatively consistent compared to the same period in 2013.

Benefit from Income Taxes

The benefit for income taxes was $4.4 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively.  The benefit for income taxes recorded for the six months ended June 30, 2014 and 2013 solely reflect the reversal of a valuation allowance previously recorded against our New Jersey State net operating losses (NOLs) that resulted from the sale of a portion of our New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $4.4 million and $1.2 million, respectively and net of commissions.  The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization.  Historically, we have funded our operations through public and private placements of equity securities, through debt financing, from the proceeds from the sale of our follow-on biologics platform to Merck in 2009, from revenues related to sales of product and secondary revenue streams from our IPLEX expanded access program in Europe, which was discontinued in 2011 and revenue related to a one-time payment received in exchange for our right to receive royalties under our license agreement with Premacure (now Shire plc) in 2013.  We expect to continue to incur losses because we plan to fund research and development activities and commercial launch activities, and we do not expect material revenues for at least the next few years.

We will need to raise capital during the next twelve months and may do so through equity or debt financing(s), strategic transactions or otherwise.  Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products.  We cannot assure you that adequate capital will be available on favorable terms, or at all, when needed.  If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations.   During 2014 we plan to continue to fund further clinical development of ARIKAYCE, increase our investment in third-party manufacturing capacity, support efforts to obtain regulatory approvals and prepare for commercialization.  We estimate that our cash requirements to fund operations during the second half of 2014 will be in the range of $42 million to $47 million, which includes additional expenditures of $6 million to $8 million for third party manufacturing capacity.  In addition, in the second half of 2014 we expect to invest an additional $2.5 million to $3.5 million in capital expenditures and pay current liabilities of approximately $2.5 million related to the build out of our new headquarters and laboratory facilities in Bridgewater, New Jersey.  We relocated the majority our operations to the Bridgewater facility in June 2014 and the lease for our Monmouth Junction operating facility expires in December 2014.

Cash Flows

                As of June 30, 2014, we had total cash and cash equivalents $82.7 million, as compared with $113.9 million as of December 31, 2013.  Our working capital was $64.9 million as of June 30, 2014.

Net cash used in operating activities was $30.6 million and $16.3 million for the six months ended June 30, 2014 and 2013, respectively.  Excluding the (i) $11.5 million one-time payment from Premacure in the six months ended June 30, 2013 and (ii) proceeds from the sale of a portion of our New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program of $4.4 million and $1.2 million in 2014 and 2013, respectively, net cash used in operating activities for the first half of 2014 and 2013 would have been $35.0 million and $29.0 million, respectively.  The net cash used in operating activities during the six months ended June 30, 2014 and 2013 was primarily for the clinical development of ARIKAYCE.

Net cash used in investing activities was $0.9 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.  The net cash used in investing activities in 2014 included $0.6 million for the build out of our new headquarters in Bridgewater, New Jersey and other fixed asset purchases of $0.3 million for computers and lab equipment.  The net cash used in investing activities in 2013 was for fixed asset purchases for lab and computer equipment.

Net cash provided by financing activities was $0.3 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively.  Net cash provided by financing activities in both periods were primarily proceeds from stock option exercises.

Contractual Obligations

On June 29, 2012, we and our domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (Hercules) that allowed us to borrow up to $20.0 million in $10.0 million increments (Loan Agreement).  We borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes (Note A and Note B and collectively, the Notes) on June 29, 2012 and December 27, 2012, respectively.  Notes A and B bear interest at 9.25%. Note A was originally scheduled to be repaid over a 42-month period with the first twelve monthly payments representing interest only followed by thirty monthly equal payments of principal and interest.  Note B was originally scheduled to be repaid over a 36-month period with the first six monthly payments representing interest only followed by thirty monthly equal payments of principal and interest.  The Loan Agreement provided that in certain circumstances we could delay the first principal payment by five months.  In July 2013, subsequent to the completion of certain ARIKAYCE-related development milestones, we elected to extend the interest only period under the Notes from July 31, 2013 to December 31, 2013 and delay the first monthly principal repayments for the Notes from August 1, 2013 to January 1, 2014.  On November 25, 2013, the Company and Hercules entered into an amendment (the Amendment) to the Loan Agreement. The Amendment initially extended the interest-only period through June 30, 2014 and called for the first monthly principal payment on July 1, 2014.  The Amendment also allowed us to further extend the interest-only period through December 31, 2014 and delay the first payment of principal until January 1, 2015, so long as we paid a $100,000 fee and obtained positive data from our phase 2 clinical trial of ARIKAYCE in patients who have lung infections caused by NTM.  In June 2014, we paid the $100,000 fee and exercised our option to extend the interest-only period and delay the first payment of principal to January 1, 2015. The election and amendment did not change the maturity date for Notes A and B, which is January 1, 2016.  In connection with the Loan Agreement, we granted the lender a first position lien on all of our assets, excluding intellectual property.  Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and we are required to pay an “end of term” charge of $390,000.

We have two operating leases for office and laboratory space located in Monmouth Junction, New Jersey that expire on December 31, 2014.  Future minimum rental payments under these two leases total approximately $0.4 million.  We also have an operating lease for office and laboratory space located in Bridgewater, NJ that expires in November 2019.  Future minimum rental payments under this lease total approximately $3.6 million.  We continue to lease office space in Richmond, Virginia where our corporate headquarters was once located.  Future minimum rental payments under this lease total approximately $1.2 million.

As of June 30, 2014, future payments under the two promissory notes, the capital leases and minimum future payments under non-cancellable operating leases are as follows:

		As of June 30, 2014
		Payments Due By Period
		Less than			After
	Total	1 year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Debt obligations:
Debt maturities	$20,000	$3,630	$16,370	$—	$—
Contractual interest	2,602	1,806	796	—	—
Capital lease obligations:
Debt maturities	32	32	—	—	—
Contractual interest	—	—	—	—	—
Operating leases	5,151	1,182	2,114	1,525	330
Purchase obligations	—	—	—	—	—

Total contractual obligations	$27,785	$6,650	$19,280	$1,525	$330

                This table does not include (i) any milestone payments which may become payable to third parties under our license and collaboration agreements as the timing and likelihood of such payments are not known, (ii) any royalty payments to third parties as the amounts of such payments, timing and/or the likelihood of such payments are not known,  (iii) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above, or (iv) any payments related to the agreements mentioned below.

We currently have a licensing agreement with PARI for use of the optimized eFlow Nebulizer System for delivery of ARIKAYCE in treating patients with CF, bronchiectasis and NTM infections.  We have rights to several US and foreign issued patents, and patent applications involving improvements to the optimized eFlow Nebulizer System.  Under the licensing agreement, PARI is entitled to receive payments either in cash, qualified stock or a combination of both, at PARI’s discretion, based on achievement of certain milestone events including phase 3 trial initiation (which occurred in 2012), first acceptance of MAA submission (or equivalent) in the US of ARIKAYCE and the device, first receipt of marketing approval in the US for ARIKAYCE and the device, and first receipt of marketing approval in a major EU country for ARIKAYCE and the device, and NDA acceptance and regulatory approval of ARIKAYCE.  In addition, PARI is entitled to receive royalty payments on commercial sales of ARIKAYCE pursuant to the licensing agreement.  In July 2014, we entered into a commercialization agreement with PARI, the manufacturer of our drug delivery nebulizer, to address our commercial supply needs.

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

                In February 2014, we entered into a contract manufacturing agreement with Therapure for the manufacture of ARIKAYCE at the larger scales necessary to support commercialization.   Pursuant to the agreement, the Company and Therapure are collaborating to construct a production area for the manufacture of ARIKAYCE in Therapure’s existing manufacturing facility in Mississauga, Ontario, Canada.   We expect to pay Therapure approximately $12 million for the build out of the construction area and related manufacturing costs, of which approximately $5 million has been paid as of June 30, 2014.  Therapure will manufacture ARIKAYCE for us on a non-exclusive basis.   The agreement has an initial term of five years from the first date on which Therapure delivers ARIKAYCE to us after we obtain permits related to the manufacture of ARIKAYCE.

Future Funding Requirements

We will need to raise capital within the next twelve months to fund our operations, to develop and commercialize ARIKAYCE and to develop, acquire, in-license or co-promote other products that address orphan or rare diseases in the fields of pulmonology or infectious disease.  Our future capital requirements may be substantial and will depend on many factors, including:

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

In May 2014, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission.  This shelf registration statement permits us to offer, from time to time, shares of common stock.  Our business strategy may require us to, or we may otherwise determine to, raise capital at any time through equity or debt financing(s), strategic transactions or otherwise.  Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of complementary technologies, to commercialize our product candidates or to purchase other products.  If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and commercialization or our plans to establish a sales and marketing force, any of which could harm our business, financial condition and results of operations.  The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, our continued progress in our regulatory, development and commercial activities.  We cannot assure you that such capital funding will be available on favorable terms or at all.  If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2014, our cash and cash equivalents were in cash accounts or were invested in money market funds.  Such accounts or investments are not insured by the federal government.

As of June 30, 2014, we had $20.0 million of fixed rate borrowings in the form of two secured promissory notes that bear interest at 9.25% outstanding under a Loan and Security Agreement we entered into in June 2012.  A hypothetical 10% change in interest rates occurring on June 30, 2014 would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars.  However, we do conduct certain transactions in other currencies, including Euros or British Pounds.  Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operation and during the three and six months ended June 30, 2014 and 2013, our results of operation were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the periodic reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

From time to time, we are a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.  Management does not expect that the ultimate costs to resolve these matters will materially adversely affect our business, financial position, or results of operations.

See Note 10 to the consolidated financial statements for the three months ended June 30, 2014 included in this Quarterly Report on Form 10-Q, and Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of our significant legal proceedings, which are incorporated by reference herein.

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

On August 4, 2014 we announced that we intend to file by the end of 2014 a MAA with the EMA for ARIKAYCE for the treatment of NTM lung infections in treatment refractory patients as well as for Pseudomonas lung infections in CF patients.

In addition we also announced that we plan to initiate two Phase 3 studies of the effectiveness of ARIKAYCE for the treatment of lung infections in the treatment refractory and broad NTM populations, respectively.

We do not expect ARIKAYCE or any other drug candidates we may develop to be commercially available for at least a year, if at all.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2014.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

On August 1, 2014, Matthew Pauls, the Company’s Chief Commercial Officer (CCO), notified the Company of his resignation. The Company plans to initiate a search to identify a new CCO and in the interim all CCO responsibilities will be shared by the Company’s management team.

ITEM 6.                EXHIBITS

A list of exhibits filed herewith is included on the Exhibit Index, which immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: August 6, 2014	By	/s/ Andrew T. Drechsler
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