Form 10-Q
period 2014-09-30
INSMED Inc
filed 2014-11-06
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 49,664,996 shares of the registrant’s common stock, $0.01 par value, outstanding.

INSMED INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

In this Form 10-Q, we use the words “Insmed Incorporated”  to refer to Insmed Incorporated, a Virginia corporation, and we use the words “Company,” “Insmed,” “Insmed Incorporated,” “we,” “us” and “our” to refer to Insmed Incorporated and its consolidated subsidiaries.  IPLEX is a registered trademark of Insmed Incorporated.  ARIKAYCE and INSMED are trademarks of Insmed Incorporated.  This Form 10-Q also contains trademarks of third parties.  Each trademark of another company appearing in this Form 10-Q is the property of its owner.

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSMED INCORPORATED

Consolidated Balance Sheets

(in thousands, except par value and share data)

	As of	As of
	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$167,311	$113,894
Prepaid expenses and other current assets	3,532	2,269
Total current assets	170,843	116,163

In-process research and development	58,200	58,200
Fixed assets, net	5,982	1,812
Other assets	418	323
Total assets	$235,443	$176,498

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,867	$5,929
Accrued expenses	3,547	3,905
Accrued compensation	3,032	2,839
Accrued lease expense, current	317	307
Deferred rent	321	129
Capital lease obligations, current	16	64
Current portion of long term debt	5,178	3,283
Total current liabilities	21,278	16,456

Accrued lease expense, long-term	185	380
Debt, long-term	14,713	16,338
Total liabilities	36,176	33,174

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 49,605,544 and 39,137,679 issued and outstanding shares at September 30, 2014 and December 31, 2013, respectively	496	391
Additional paid-in capital	651,904	534,554
Accumulated deficit	(453,133)	(391,621)
Total shareholders’ equity	199,267	143,324
Total liabilities and shareholders’ equity	$235,443	$176,498

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Other revenue	$—	$—	$—	$11,500

Operating expenses:
Research and development	15,200	12,095	41,493	34,654
General and administrative	8,204	4,747	22,806	16,267
Total operating expenses	23,404	16,842	64,299	50,921

Operating loss	(23,404)	(16,842)	(64,299)	(39,421)

Investment income	12	40	41	141
Interest expense	(594)	(525)	(1,795)	(1,802)
Other (expense) / income, net	(4)	—	152	2
Loss before income taxes	(23,990)	(17,327)	(65,901)	(41,080)

Benefit from income taxes	—	—	(4,389)	(1,221)

Net loss and comprehensive loss	$(23,990)	$(17,327)	$(61,512)	$(39,859)

Basic and diluted net loss per share	$(0.54)	$(0.46)	$(1.50)	$(1.19)

Weighted average basic and diluted common shares outstanding	44,082	37,389	40,882	33,577

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,
	2014	2013
Operating activities
Net loss	$(61,512)	$(39,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	697	475
Stock based compensation expense	8,592	6,410
Gain on sale of asset, net	—	(2)
Amortization of debt discount and debt issuance costs	283	256
Accrual of the end of term charge on the debt	86	126
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,358)	(1,078)
Accounts payable	2,546	(2,399)
Accrued expenses and deferred rent	(825)	3,908
Accrued lease expenses	(185)	(190)
Accrued compensation	192	(254)
Net cash used in operating activities	(51,484)	(32,607)

Investing activities
Purchases of fixed assets	(3,814)	(713)
Proceeds from sale of asset	—	2
Maturity of certificate of deposit	—	2,153
Net cash (used in) / provided by investing activities	(3,814)	1,442

Financing activities
Payments on capital lease obligations	(48)	(80)
Proceeds from exercise of stock options	847	1,471
Net proceeds from issuances of common stock	108,016	67,017
Payment of debt issuance costs	(100)	—
Net cash provided by financing activities	108,715	68,408

Increase in cash and cash equivalents	53,417	37,243
Cash and cash equivalents at beginning of period	113,894	90,782

Cash and cash equivalents at end of period	$167,311	$128,025

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,403	$1,416
Cash received for taxes	$4,389	$1,221

Supplemental disclosures of non-cash investing and financing activities:
Value of warrant exercised by converting the warrant into shares of common stock (“net issuance method”)	$—	$790

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

Subsequent Events - The Company has evaluated all events and transactions since September 30, 2014 through the date of this report.

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

The following table presents assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Quoted Prices in
		Active Markets for	Inactive Markets for	Significant
		Identical Assets	Identical Assets	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2014:
Assets:
Cash and cash equivalents	$167,311	$167,311	$—	$—
	$167,311	$167,311	$—	$—

As of December 31, 2013:
Assets:
Cash and cash equivalents	$113,894	$113,894	$—	$—
	$113,894	$113,894	$—	$—

The Company’s cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions.  Cash equivalents consist of liquid investments with a maturity of three months or less from the date of purchase.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter.  There were no transfers in or out of Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, the Company held no securities that were in an unrealized gain or loss position.  The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred.  In making its determination, the Company considers a number of factors, including: (1) the significance of the decline, (2) whether the securities were rated below investment grade, (3) how long the securities have been in an unrealized loss position, and (4) the Company’s ability and intent to retain the investment for a sufficient period of time for it to recover.

Revenue Recognition — Other revenue during the nine months ended September 30, 2013 solely consists of an $11.5 million payment the Company received from Premacure (now Shire plc) in exchange for the Company’s right to receive future royalties under its license agreement with Premacure. The Company recorded this as Other revenue during the three months ended June 30, 2013, since all four revenue recognition criteria were met at that time and the Company had no continuing performance obligations related to the payment received. Also see Note 11 of the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2013 for more information.

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

The following table sets forth the reconciliation of the weighted average number of shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net loss	$(23,990)	$(17,327)	$(61,512)	$(39,859)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	44,082	37,389	40,882	33,577
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock and restricted stock units	—	—	—	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Common stock warrant	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	44,082	37,389	40,882	33,577
Net loss per share:
Basic and Diluted	$(0.54)	$(0.46)	$(1.50)	$(1.19)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average common shares outstanding as of September 30, 2014 and 2013 as their effect would have been anti-dilutive (in thousands):

	2014	2013
Stock options to purchase common stock	4,674	3,439
Restricted stock and restricted stock units	21	106

3.                                      Identifiable Intangible Assets

The Company believes there are no indicators of impairment relating to its in-process research and development intangible assets as of September 30, 2014.

4.                                      Accrued Expenses

Accrued expenses consist of the following:

	As of September 30,	As of December 31,
	2014	2013
	(in thousands)

Accrued clinical trial expenses	$2,057	$2,484
Accrued technical operation expenses	319	1,220
Accrued professional fees	1,017	24
Accrued interest payable	154	159
Other accrued expenses	—	18
	$3,547	$3,905

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

The following table presents the components of the Company’s debt balance as of September 30, 2014 (in thousands):

Debt:
Notes payable	$20,000
Accretion of end of term charge	290
Issuance fees paid to lender	(202)
Discount from warrant	(197)
Current portion of long-term debt	(5,178)
Long-term debt	$14,713

As of September 30, 2014, future principal repayments of the two Notes for the period October 1, 2014 to December 31, 2014 and in each of the years ending December 31, 2015 and 2016 were as follows (in thousands):

Year Ending in December 31:
2014	$—
2015	7,430
2016	12,570
$20,000

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place.  The Company believes the estimated fair value at September 30, 2014 approximates the carrying amount.

6.                                      Stockholders’ Equity

Common Stock — As of September 30, 2014, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 and 49,605,544 shares of common stock issued and outstanding.  In addition, as of September 30, 2014, the Company had reserved 4,674,146 shares of common stock for issuance upon the exercise of outstanding common stock options and 20,960 for issuance upon the vesting of restricted stock units.

On August 18, 2014, the Company completed an underwritten public offering of 10,235,000 shares of the Company’s common stock, which included the underwriter’s exercise in full of its over-allotment option of 1,335,000 shares, at a price to the public of $11.25 per share.  The Company’s net proceeds from the sale of the shares, after deducting the underwriter’s discount and offering expenses of $7.1 million, were $108.0 million.

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

7.                                      Stock-Based Compensation

The Company currently has one equity compensation plan, the 2013 Incentive Plan, which was approved by shareholders at the Company’s Annual Meeting of Shareholders on May 23, 2013 (the “2013 Incentive Plan”).  The 2013 Incentive Plan is administered by the Compensation Committee and the Board of Directors of the Company.  Under the terms of the 2013 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), performance options/shares and other stock awards, as well as the payment of incentive bonuses to all employees and non-employee directors.  As of September 30, 2014, 363,378 shares of the Company’s common stock were reserved for future grants (or issuances) of restricted stock, restricted stock units, stock options, and stock warrants under the 2013 Incentive Plan.  The 2013 Incentive Plan will terminate on April 16, 2023 unless it is extended or terminated earlier pursuant to its terms.

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

The following table summarizes the Company’s grant date fair value and assumptions used in determining the fair value of stock options granted under its’ equity compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Volatility	84.1%-85.4%	87.7%-90.3%	83.1%-85.5%	87.7%-96.0%
Risk-free interest rate	1.62%-1.83%	1.39%-1.65%	1.46%-1.83%	0.65%-1.65%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term (in years)	6.25	6.25	6.25	6.25
Weighted-average fair value of stock options granted	$10.10	$8.91	$11.74	$7.53

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

From time to time, the Company grants performance-condition options to certain of the Company’s employees.  Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the individuals fulfilling a service condition (continued employment).  As of September 30, 2014 the Company had performance options totaling 496,667 shares outstanding.  During the three months ended September 30, 2014, 150,000 options were forfeited due to performance criteria not being met.

The following table summarizes the Company’s aggregate stock option activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2013	3,632,996	$7.94
Granted	1,592,850	$16.11
Exercised	(153,943)	$5.51
Forfeited or expired	(397,755)	$9.78
Options outstanding at September 30, 2014	4,674,148	$10.65	8.63	$16,774
Vested and expected to vest at September 30, 2014	4,413,329	$10.53	8.61	$16,228
Exercisable at September 30, 2014	968,202	$5.87	7.61	$6,992

The total intrinsic value of stock options exercised during the three months ended September 30, 2014 and 2013 was $0.8 million and $1.4 million and during the nine months ended September 30, 2014 and 2013 was $1.5 million and $2.5 million, respectively.

As of September 30, 2014, there was $30.8 million of unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 2.6 years.  Included above in unrecognized compensation expense was $3.3 million related to outstanding performance-based options.  The following table summarizes the range of exercise prices and the number of stock options outstanding and exercisable:

Outstanding as of September 30, 2014					Exercisable as of September 30, 2014
			Weighted
			Average
			Remaining	Weighted
Range of Exercise		Number of	Contractual	Average	Number of	Weighted Average
Prices		Options	Term (in years)	Exercise Price	Options	Exercise Price
3.03	3.29	219,062	7.18	3.04	115,618	3.04
3.40	3.40	708,314	7.95	3.40	354,158	3.40
3.60	6.90	767,820	8.18	6.20	230,374	5.77
6.96	11.32	496,325	7.79	9.32	163,363	8.82
11.46	11.81	15,000	9.53	11.69	1,250	11.46
12.44	12.44	516,327	8.63	12.44	76,459	12.44
12.58	12.58	595,300	9.67	12.58	—	—
12.66	14.64	479,000	9.25	13.87	12,980	13.26
14.65	19.21	467,450	9.40	17.53	14,000	15.63
19.40	21.54	409,550	9.29	20.49	—	—

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

The following table summarizes the Company’s RSU award activity during the nine months ended September 30, 2014:

		Weighted
	Number of	Average
	RSUs	Grant Price
Outstanding at December 31, 2013	92,641	$6.27
Granted	20,258	19.53
Released	(91,939)	6.21
Outstanding at September 30, 2014	20,960	$19.35
Expected to vest	20,960	$19.35

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

The following table summarizes the aggregate stock-based compensation recorded in the Consolidated Statements of Comprehensive Loss related to stock options and RSUs during the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)

Research and development expenses	$1.4	$0.4	$3.6	$1.6
General and administrative expenses	1.8	1.0	5.0	4.8

Total	$3.2	$1.4	$8.6	$6.4

8.                                      Income Taxes

The benefit for income taxes was $4.4 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.  The benefit for income taxes recorded for the nine months ended September 30, 2014 and 2013 solely reflect the reversal of a valuation allowance previously recorded against the Company’s New Jersey State net operating losses (“NOL”) that resulted from the Company’s sale of a portion of its New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $4.4 million and $1.2 million, respectively and net of commissions.  The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash.

The Company is subject to US federal and state income taxes.  The Company has never been audited and the statute of limitations for tax audit is generally open for the years 2010 and later.  The Company has incurred net operating losses since inception, except in 2009.  Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.  The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense.  The Company has recorded no such expense.  As of September 30, 2014 and December 31, 2013, the Company has recorded no reserves for unrecognized income tax benefits, nor has it recorded any accrued interest or penalties related to uncertain tax positions.  The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.  Due to the Company’s history of operating losses, the Company recorded a full valuation allowance on its net deferred tax assets as it is more likely than not that such tax benefits will not be realized.

At December 31, 2013, the Company had federal net operating loss carryforwards for income tax purposes of approximately $398.7 million available to offset future taxable income, if any.  The NOL carryovers and general business tax credits expire in various years beginning in 2018.

Utilization of the Company’s NOL and general business tax credit carryforwards generated in prior years through December 2010 (the “December 2010 and prior NOLs”) are likely subject to substantial limitations under Section 382 of the Internal Revenue Code (“Section 382”) due to ownership changes that occurred at various points during those periods.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Since the Company’s formation, it has raised capital through the issuance of common stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, likely resulted in multiple changes in ownership, as defined by Section 382 since the Company’s formation in 1999.  The substantial limitations on the use of the December 2010 and prior NOLs are likely to result in expiration of a substantial portion of these NOL or general business tax credit carryforwards before utilization which would substantially reduce the Company’s gross deferred tax assets.  The Company is currently in the process of completing a Section 382 analysis regarding the limitation of its NOL and general business tax credit carryforwards and intends to disclose the results of this analysis when it is completed.

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

10.                               Commitments and Contingencies

Commitments

The Company has two operating leases for office and laboratory space located in Monmouth Junction, New Jersey through December 31, 2014.  Future minimum rental payments under these two leases as of September 30, 2014 total approximately $0.2 million.  The Company also has an operating lease for office and laboratory space located in Bridgewater, New Jersey that terminates in November 2019.  Future minimum rental payments under this lease as of September 30, 2014 total approximately $3.6 million.  The Company also leases office space in Richmond, Virginia, where the Company’s corporate headquarters were once located, through October 2016.  Future minimum rental payments under this lease as of September 30, 2014 total approximately $1.0 million.

Rent expense charged to operations was $0.4 million and $0.2 million for the three months ended September 30, 2014 and 2013 and $1.0 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively.  Future minimum rental payments required under the Company’s operating leases for the period from October 1, 2014 to December 31, 2014 and for each of the next five years are as follows (in thousands):

Year Ending in December 31:

2014 (remaining)	$360
2015	1,106
2016	1,144
2017	741
2018	762
2019	718
$4,831

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

11.                               Retirement Plan

The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations.  There were no employer contributions in the three and nine months ended September 30, 2014 and 2013.

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

In May 2014, additional data from the phase 2 trial were presented at the American Thoracic Society meeting.  At the conclusion of the 84-day double blind phase of the trial, 78 of the 80 patients agreed to receive once-daily ARIKAYCE plus standard of care treatment for an additional 84 days. Data from 68 of these patients who completed the visits during the additional open label phase were available for inclusion in the poster. These results collected from the open label phase show that 21 of these patients were culture negative for NTM at Day 168. This data reflects 10 patients who were culture negative at Day 84 as well as 5 additional patients from the ARIKAYCE arm and 6 additional patients who were on placebo, switching to ARIKAYCE during the open-label phase.

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

In August 2014 we announced that, following discussions with European regulatory authorities, we intend to file a Marketing Authorization Application (MAA) with the EMA by the end of 2014 for ARIKAYCE for the treatment of NTM lung infections as well as Pseudomonas aeruginosa (Pseudomonas) lung infections in cystic fibrosis (CF) patients.

In addition, based on discussions with the FDA, we are proceeding with a phase 3 study which will be designed to confirm the positive culture conversion results seen in our phase 2 clinical trial. This confirmatory study will primarily investigate ARIKAYCE for use in non-CF patients with mycobacterium avium complex (MAC) NTM lung infections who have failed prior standard of care treatment. This subgroup of the phase 2 trial’s patients responded particularly well to the treatment.  We believe this approach will enable the confirmation of the previous study results to provide a path to filing and approval for an indication in patients with NTM that have failed prior treatment.  Following discussions with the FDA, the trial will focus on culture conversion as the primary measure of efficacy with additional goals of demonstrating sustainability and safety.  We expect to initiate the global trial in early 2015 and to complete enrollment within one year. We anticipate having preliminary top-line clinical results from the confirmatory phase 3 study in mid-2016, if positive, that would enable a Subpart H filing and potential accelerated approval.  We expect to conduct the trial at over eighty sites in the United States, Europe, Australia and Canada.  In addition, the trial is expected to enroll approximately 150 patients in each arm for a total of approximately 300 patients.

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

•                  Granted Breakthrough Therapy designation in the US.

•                  We intend to file a MAA with the EMA by the end of 2014 and in Canada during the first half of 2015 for the treatment of NTM lung infections, as well as for Pseudomonas lung infections in CF patients.

•                  We are proceeding with a phase 3 study which will be designed to confirm the positive culture conversion results seen in our phase 2 clinical trial. This confirmatory study will primarily investigate ARIKAYCE for use in the non-CF, treatment failure population with MAC NTM lung infections.

•                  If approved, we expect ARIKAYCE would be the first approved inhaled antibiotic treatment in the US, Canada and Europe for NTM lung infections.

•                  We are developing plans to commercialize ARIKAYCE, if approved, in certain countries in Europe, in the US, and Canada, and eventually Japan and certain other countries.

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

•                  Reported top-line results from the patients who completed the first year of the two-year open label extension study.

•                  Granted orphan drug designation in Europe and the US.

•                  We intend to file a MAA with the EMA by the end of 2014 and in Canada during the first half of 2015.

•                  We are developing plans to commercialize ARIKAYCE, if approved, in certain countries in Europe and Canada where we expect it would be the only once-a-day treatment for Pseudomonas lung infections in CF patients.

•                  We will initiate new studies in pediatric patients, however we currently do not plan to initiate any further studies in adult CF patients with Pseudomonas lung infections.

ARIKAYCE Pseudomonas aeruginosa and other susceptible organisms causing lung infections in non-CF bronchiectasis patients	• Completed phase 2 study in the US. • Granted orphan drug designation in the US.	• We currently do not intend to initiate further clinical studies with respect to a non-CF bronchiectasis indication.

Amikacin sulfate is an FDA-approved antibiotic with proven efficacy in the treatment of a broad range of gram-negative infections, including Pseudomonas and NTM. ARIKAYCE is in the aminoglycoside class of antibiotics.  We believe there currently is no drug approved in the US, Canada or Europe for treatment of NTM lung infections, and as a result all current drug treatments for NTM are used off-label.  If approved for NTM patients, we believe ARIKAYCE would be the first and only approved inhaled antibiotic for the treatment of NTM lung infections.  If approved for CF patients with Pseudomonas lung infections, we believe ARIKAYCE would be the first inhaled antibiotic to be approved for once-daily administration in this indication. ARIKAYCE has been granted orphan drug designations in the following indications:

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

•                  Actively pursue new drug filings to secure approval for ARIKAYCE to treat NTM lung infections in the US, Europe, Canada, Japan and certain other countries;

•                  Actively pursue new drug filings to secure approval for ARIKAYCE to treat Pseudomonas lung infections in CF patients in Europe and Canada;

•                  Expand our product supply chain in support of clinical development and if approved, commercialization;

•                  Prepare for commercial launch in the NTM indication in the US, Europe, Canada and eventually Japan and certain other countries;

•                  Prepare for commercial launch in Pseudomonas lung infections in CF patients indication in Europe and Canada;

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

In support of these priorities, we completed our registrational phase 3 clinical study of ARIKAYCE in CF patients with Pseudomonas lung infections in Europe and Canada.  We plan to submit regulatory marketing applications for the CF and NTM indications in Europe by the end of 2014 and in Canada in the first half of 2015.  In the first half of 2014, we completed our US and Canadian phase 2 clinical study of ARIKAYCE for the treatment of NTM lung infections in treatment refractory patients. Following recent discussions with the FDA, we plan to initiate a global phase 3 clinical trial of ARIKAYCE in NTM which will be a confirmatory study for patients with NTM lung infections that failed prior standard of care treatment.  We plan to scale up manufacturing, we are identifying second source suppliers, and we plan to implement supply and quality agreements in preparation for commercialization of ARIKAYCE.  In February 2014, we entered into a contract manufacturing agreement with Therapure Biopharma Inc. (Therapure) for the manufacture of ARIKAYCE at the larger scales necessary to support commercialization.  In July 2014, we entered into a commercialization agreement with PARI Pharma GmbH (PARI), the manufacturer of our drug delivery nebulizer, to address our commercial supply needs. We have commenced the build-out of our commercial infrastructure in preparation for potential commercial launches in Europe, Canada and the US.  We will continue to evaluate opportunities for additional products through various business development channels.

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

ARIKAYCE has the potential to be differentiated from amikacin and certain marketed drugs for the treatment of chronic lung infections if it can be demonstrated to provide improved efficacy, safety and patient convenience.  We believe ARIKAYCE’s ability to deliver high, sustained levels of amikacin directly to the lung and to the specific site of the underlying infection could distinguish it from other alternatives.  We are also investigating ARIKAYCE’s potential for durability of effect, benefiting patients when off treatment or for an extended period of treatment.  In addition, the inhalation delivery of ARIKAYCE may reduce the potential for adverse events such as ototoxicity (hearing loss, ringing in the ears and/or loss of balance) and nephrotoxicity (toxicity to the kidneys), as compared with intravenous (IV) administration of amikacin.  If approved we expect that ARIKAYCE will be administered once-daily via inhalation using the eFlow® Nebulizer System, which has been optimized specifically for ARIKAYCE by PARI.  We believe that this nebulizer system will reduce treatment time or dosing frequency, as compared with the currently marketed inhaled antibiotics, which require dosing two to three times daily with treatment times ranging from approximately 10 to 40 minutes per day.  By easing the patients’ treatment burden we believe that ARIKAYCE can potentially improve patient compliance, which we believe may in turn lead to a reduction in the development of antibiotic resistance and, ultimately, lead to clinical benefit.

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

Current Treatment Options and Limitations

We believe there currently is no drug approved in the US, Europe or Canada for treatment of NTM lung infections, and as a result all current drug treatments for NTM are used off-label.  Patients are often treated with the same antibiotics that are used to treat TB.  Such treatments usually consist of lengthy multi-drug antibiotic regimens, which are often poorly tolerated and not very effective, especially in patients with severe disease and patients who have failed prior treatments.  NTM patients average 7.6 antibiotic courses per year (SDI Healthcare Database, July 2009).  Treatment guidelines published in 2007 in the American Journal of Respiratory and Critical Care Medicine reported that few clinical trials were under way to identify treatment recommendations, and no new antibiotics had been studied for the treatment of NTM lung infections in multi-center, randomized clinical trials since the late 1990s.

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

ARIKAYCE for NTM Lung Infections: Potential Advantages and Distinguishing Features

If approved we believe ARIKAYCE would be the first and only approved treatment in the US, Canada and Europe for patients battling NTM lung infections.

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

Anticipated Dosage Regimen

We believe ARIKAYCE, if approved, could improve patient convenience by providing once-a-day dosing. According to SDI Healthcare Database NTM patients average 7.6 antibiotic courses and 10.2 hospital days per year.  We anticipate that ARIKAYCE will be administered once daily outside of the hospital for a period of 84 days for this indication.  We believe that an effective inhaled treatment that improves the outcomes for an NTM patient would represent a significant benefit in the patient’s quality of life.

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

In May 2014, additional data from the phase 2 trial were presented at the American Thoracic Society meeting.  At the conclusion of the 84-day double blind phase of the trial, 78 of the 80 patients agreed to receive once-daily ARIKAYCE plus standard of care treatment for an additional 84 days. Data from 68 of these patients who completed the visits during the additional open label phase were available for inclusion in the poster. These results collected from the open label phase show that 21 of these patients were culture negative for NTM at Day 168. This data reflects 10 patients who were culture negative at Day 84 as well as 5 additional patients from the ARIKAYCE arm and 6 additional patients who were on placebo, switching to ARIKAYCE during the open-label phase.

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

In August 2014 we announced that, following discussions with European regulatory authorities, we intend to file a MAA with the EMA by the end of 2014 for ARIKAYCE for the treatment of NTM lung infections as well as for Pseudomonas lung infections in CF patients.

In addition, based on discussions with the FDA, we are proceeding with a phase 3 study which will be designed to confirm the positive culture conversion results seen in our phase 2 clinical trial. This confirmatory study will primarily investigate ARIKAYCE for use in non-CF patients with mycobacterium avium complex (MAC) NTM lung infections who have failed prior standard of care treatment. This subgroup of the phase 2 trial’s patients responded particularly well to the treatment.  We believe this approach will enable the confirmation of the previous study results to provide a path to filing and approval for an indication in patients with NTM that have failed prior treatment.  Following discussions with the FDA, the trial will focus on culture conversion as the primary measure of efficacy with additional goals of demonstrating sustainability and safety.  We expect to initiate the global trial in early 2015 and to complete enrollment within one year.  We anticipate having preliminary top-line clinical results from the confirmatory phase 3 study in mid-2016, if positive, that would enable a Subpart H filing and potential accelerated approval.  We expect to conduct the trial at over eighty sites in the United States, Europe, Australia and Canada.  In addition, the trial is expected to enroll approximately 150 patients in each arm for a total of approximately 300 patients.

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

Strategy for Commercialization

We currently plan to retain marketing rights for ARIKAYCE for the NTM indication.  Given the current lack of approved treatments for NTM lung infections, we believe we will immediately have a strong market position if ARIKAYCE is approved for commercialization in the NTM indication.  We believe ARIKAYCE will require a limited commercial infrastructure because of the small focused nature of the potential physician prescribing population for NTM patients.  We have commenced preparations for the potential commercialization of ARIKAYCE and we have filled several positions to support our future sales and marketing efforts.  We may also seek to out-license ARIKAYCE in certain countries in Europe, as well as outside of Europe, Canada and the US.

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

ARIKAYCE for CF Patients with Pseudomonas Lung Infections: Potential Advantages and Distinguishing Features

Patient Compliance Considerations

We believe ARIKAYCE may facilitate better patient compliance with prescribed treatment regimens; patient compliance with or “adherence” to prescribed treatment is generally expected to impact the effectiveness of treatment.  If a product can improve adherence, it may be able to differentiate itself from other marketed drugs.  In the case of treatment and management of chronic Pseudomonas lung infections in CF patients, currently the most used treatment in the US is suppressive therapy with 300 mg twice daily of Tobi inhaled solution and tobramycin inhaled powder.  Tobi is administered twice daily for 28 days followed by a 28-day-off period.  This cycle of “on and off” treatment is repeated in a chronic pattern.  We anticipate that ARIKAYCE would be administered once daily for 28 days followed by a 28-day off-drug period.  We believe that any inhaled treatment that reduces the treatment burden on a CF patient could represent a significant improvement in the patient’s quality of life and result in improved compliance, as well as reduce the development of antibiotic resistance.

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

MANUFACTURING OF ARIKAYCE

The ARIKAYCE used in our clinical studies is manufactured for us by Ajinomoto Althea, Inc. (Althea), a third-party contract manufacturing organization in the US.  We are working with Althea to develop commercial production capabilities for ARIKAYCE.  Our agreement with Althea was amended in September 2014 to extend the term until December 31, 2014, subject to an earlier termination upon the provision of 180 days’ notice by either party, or in the event of an uncured material breach, certain bankruptcy or liquidation events, or upon the occurrence of certain other specified termination events.  We are negotiating with Althea to extend the manufacture of ARIKAYCE at Althea beyond 2014.  There can be no assurance that we will enter into an agreement to extend the manufacture or that we will enter into an agreement on terms favorable to us.

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

INS-1009 Inhaled Treprostinil for Pulmonary Arterial Hypertension

Disease

Pulmonary Arterial Hypertension, or PAH, is a chronic, life-threatening disorder characterized by abnormally high blood pressure in the arteries between the heart and lungs of an affected individual. PAH is one form of pulmonary hypertension.  Pulmonary arteries carry blood from the heart to the lungs, where it picks up oxygen to be delivered throughout the body. In PAH, the pulmonary arteries constrict abnormally. This forces the heart to pump harder to maintain adequate blood flow which causes blood pressure within the lungs to rise.  Common early symptoms include shortness of breath, fatigue, weakness, chest pain, and fainting, particularly during physical activity.  PAH worsens over time and is life-threatening because the pressure in a patient’s pulmonary arteries rises to dangerously high levels, putting a strain on the heart leading to heart failure.  The cause of some cases of PAH is unknown.

Market and Current Treatment Options

There is no cure for PAH.  PAH is estimated to have a prevalence of between 15 and 50 cases per 1 million adults and is considered an orphan disease.

Several medications are approved by FDA to treat symptoms:

•                  Treatment recommendations for early stage PAH include: diuretics, oxygen, anticoagulant, and digoxin therapy, as well as exercise.

•                  Advanced therapy includes treatment with endothelin receptor antagonists, phosphodiesterase 5 inhibitors and prostanoids.

The long term outcomes of medically treated patients remain uncertain, and transplantation remains an option for patients who fail on drug therapy.  Prostanoid formulations used to treat PAH include oral treprostinil, intravenous epoprostenol (prostacyclin), intravenous treprostinil (a prostacyclin analog), subcutaneous treprostinil, inhaled treprostinil, and inhaled iloprost. All prostanoid compounds have the limitation of a short half-life in the body, including treprostinil.

For subcutaneous or intravenous administered treprostinil, continuous infusion is required and patients often experience injection site pain and increased risk of infection. Oral and inhaled forms of treprostinil require multiple dosing sessions per day with high and low cycling in blood levels.  The initial high levels of drug may cause tolerability issues (cough, laryngeal irritation, emesis, hypotension and headache) and at the subsequent low levels of drug there may be reduced therapeutic benefit, especially in the overnight hours.

Current Program

INS-1009. We believe that we can apply our proven design and development expertise to advance a new inhaled treatment that will address the current limitations of inhaled prostanoid therapies in PAH. We believe that a sustained-release inhaled prostanoid formulation may prolong duration of effect and may provide greater consistency in pulmonary arterial pressure reduction over time.  Current inhaled prostanoid therapies must be dosed four to nine times per day. Reducing dose frequency would therefore ease patient burden and may positively impact compliance. With a formulation where active prostanoid is released over time, we believe the potential for side effects due to initially high drug levels is reduced.  For example, there may be reduced change in heart rate, blood pressure, and the severity and/or frequency of cough, as compared to treatment with current inhaled prostanoid therapies.

We are conducting early-stage preclinical work and if results from these studies support our product concept we may continue the program into development with the goal of submitting an IND in the second half of 2015.

Strategy for Commercialization

We are constructing our development and commercialization plan for INS-1009.  We will evaluate independent development, co-development and out-licensing alternatives, as well as similar commercialization approaches.

IPLEX

In addition, we have another proprietary compound, IPLEX®, which is IGF-1, with its natural binding protein, IGFBP-3.  IPLEX is no longer a development priority for us.  We no longer have protein development capability or the in-house capability to manufacture IPLEX.  Previously, under the proprietary IPLEX protein platform, we maintained an expanded access program for amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig’s disease) until drug supplies were exhausted at the end of 2011.  It is our intention to seek licensing partners for the IPLEX development programs.  In 2012, we out-licensed the IPLEX technology to Premacure Holdings AB and Premacure AB of Sweden (collectively, Premacure) for retinopathy of prematurity indication.  In March 2013, we amended the Premacure License Agreement to provide Premacure with the option to pay us $11.5 million and assume any of our royalty obligations to other parties in exchange for a fully paid license.  In March 2013, Shire plc announced that they acquired Premacure.  In April 2013 Shire exercised this option and paid us $11.5 million, and as a result we are not entitled to future royalties from Shire.

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

Since 2011, we have focused our development activities principally on our proprietary, advanced liposomal technology designed specifically for inhalation lung delivery. In 2014, we completed our phase 2 clinical trial in the US and Canada of ARIKAYCE in patients who have lung infections caused by NTM. In 2013, we completed a phase 3 trial in Europe and Canada in which we evaluated ARIKAYCE in CF patients with Pseudomonas lung infections.  We are currently conducting a clinical trial, specifically the completion of the open-label portion of a phase 2 trial in the US in which we are evaluating ARIKAYCE for NTM infections. Since our business combination with Transave, the majority of our research and development expenses have been for our ARIKAYCE program.  Our development efforts in 2014 principally relate to the development of ARIKAYCE in the NTM and CF indications.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2014 and 2013

Net Loss

Net loss for the three months ended September 30, 2014 was $24.0 million, or ($0.54) per common share — basic and diluted, compared with a net loss of $17.3 million, or ($0.46) per common share — basic and diluted for the three months ended September 30, 2013.  The $6.7 million increase in our net loss in the third quarter of 2014 as compared to the same period in 2013 was primarily due to an increase in expenses including:

•                  a $3.5 million increase in our general and administrative expenses that primarily resulted from an increase in personnel costs due to an increase in headcount, including non-cash stock compensation expense and an increase in pre-commercial activities; and

•                  a $3.1 million increase in our research and development expenses that primarily resulted from an increase in internal expenses, specifically compensation and personnel related expenses, including non-cash stock compensation expense, as well as an increase in manufacturing expenses as a result of the build-out of a production and quality control area at Therapure’s facility.  These increases were offset, in part, by a decrease in external clinical development expenses which was primarily related to the fact that our phase 3 pivotal study in CF patients was completed in 2013.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2014 and 2013 comprised the following:

	Three Months Ended
	September 30,		Increase (Decrease)
	2014	2013	$	%
External Expenses
Clinical development	$3,226	$4,731	$(1,505)	-31.8%
Manufacturing	4,707	3,291	1,416	43.0%
Regulatory and quality assurance	1,245	550	695	126.3%
Subtotal - external expenses	$9,177	$8,572	$605	7.1%

Internal Expenses
Compensation and related expenses	$4,687	$2,482	$2,205	88.8%
Other internal operating expenses	1,336	1,041	295	28.3%
Subtotal - internal expenses	$6,023	$3,523	$2,500	71.0%

Total	$15,200	$12,095	$3,105	25.7%

Research and development expenses increased to $15.2 million during the three months ended September 30, 2014 from $12.1 million in the same period in 2013. The $3.1 million increase was primarily due to a $2.5 million increase in internal expenses, including a $2.2 million increase in compensation and related expenses, which included additional expenses related to the transition and consulting agreement with our former chief medical officer.  In addition, there was a $1.4 million increase in manufacturing expenses primarily as a result of the build-out of a production area at Therapure’s facility.  These increases were offset, in part, by a decrease of $1.5 million in external clinical development expenses which was primarily related to the fact that our phase 3 pivotal study in CF patients was completed in 2013.

General and Administrative Expenses

General and administrative expenses increased to $8.2 million during the three months ended September 30, 2014 from $4.7 million in the same period in 2013.  The $3.5 million increase was primarily due to a $1.4 million increase in personnel costs due to an increase in headcount, including stock-based compensation and a $0.8 million increase in pre-commercial expenses.

Investment Income and Interest Expense

Investment income was nominal in both three month periods. Interest expense was $0.6 million and $0.5 million during the three months ended September 30, 2014 and 2013, respectively, and represents interest expense under our Loan Agreement.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Net Loss

Net loss for the nine months ended September 30, 2014 was $61.5 million, or ($1.50) per common share — basic and diluted, compared with a net loss of $39.9 million, or ($1.19) per common share — basic and diluted for the nine months ended September 30, 2013. The $21.6 million increase in our net loss in the nine months ended September 30, 2014 as compared to 2013 was primarily due to $11.5 million in Other revenue received during the three months ended June 30, 2013 related to a one-time payment for the sale of the Company’s right to receive future royalties under its license agreement with Premacure (now Shire plc).  An increase in expenses also contributed to the increase in net loss for the period and included:

•                  a $6.8 million increase in our research and development expenses that primarily resulted from an increase in internal expenses, specifically compensation and personnel related expenses, including non-cash stock compensation expense.  In addition, there was an increase in manufacturing expenses as a result of the build-out of a production area at Therapure’s facility and an increase as a result of the completion of certain process improvement projects at our third party manufacturing partner and the manufacture of ARIKAYCE for clinical supply.  These increases were offset, in part, by a decrease in external clinical expenses which was primarily related to the fact that our phase 3 pivotal study in CF patients was completed in 2013; and

•                  a $6.5 million increase in our general and administrative expenses primarily resulted from an increase in pre-commercial expenses and an increase in certain administrative expenses primarily related to our new headquarters and laboratory facilities in Bridgewater, New Jersey.

Partially offsetting these expenses was a $3.2 million increase in the benefit from income taxes resulting from the sale of a portion of our New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for cash of $4.4 million and $1.2 million in 2014 and 2013, respectively, and net of commissions.

Other Revenue

Other revenue during the nine months ended September 30, 2013 solely consists of a one-time $11.5 million payment we received from Premacure (now Shire plc) in exchange for the Company’s right to receive future royalties under its license agreement with Premacure (see Note 11. License and Collaboration Agreements to the consolidated financial statements on Form 10-K for the year ended December 31, 2013 for additional information regarding our agreement with Premacure). We recorded this as Other revenue during the three months ended June 30, 2013, since all revenue recognition criteria were met and we had no continuing performance obligations related to the payment received.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2014 and 2013 comprised the following:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2014	2013	$	%
External Expenses
Clinical development	$8,705	$16,685	$(7,980)	-47.8%
Manufacturing	12,255	6,447	5,808	90.1%
Regulatory and quality assurance	3,763	1,357	2,406	177.3%
Subtotal - external expenses	$24,723	$24,489	$244	1.0%

Internal Expenses
Compensation and related expenses	$13,131	$7,124	$6,007	84.3%
Other internal operating expenses	3,639	3,041	598	19.7%
Subtotal - internal expenses	$16,770	$10,165	$6,605	65.0%

Total	$41,493	$34,654	$6,839	19.7%

Research and development expenses increased to $41.5 million during the nine months ended September 30, 2014 from $34.7 million in the same period in 2013. The $6.8 million increase was primarily due to a $6.6 million increase in internal expenses, specifically a $6.0 million increase in compensation and related expenses, which included an increase of $2.0 million in stock compensation expenses and additional expenses related to the transition and consulting agreement with our former chief medical officer.  In addition, there was a $5.8 million increase in manufacturing expenses as a result of the build-out of a production area at Therapure’s facility and an increase in manufacturing expenses as a result of the completion of certain process improvement projects at our third party manufacturing partner and the manufacture of ARIKAYCE for clinical supply.  These increases were offset, in part, by a decrease of $8.0 million in external clinical expenses which was primarily related to the fact that our phase 3 pivotal study in CF patients was completed in 2013.

General and Administrative Expenses

General and administrative expenses increased to $22.8 million during the nine months ended September 30, 2014 from $16.3 million in the same period in 2013.  The $6.5 million increase was primarily due to a $3.5 million increase in pre-commercial expenses and a $1.3 million increase in certain administrative expenses primarily related to our new headquarters and laboratory facilities in Bridgewater, New Jersey.

Investment Income and Interest Expense

Investment income decreased to $0.0 million during the nine months ended September 30, 2014 from $0.1 million in the same period in 2013.  Interest expense was $1.8 million during the nine months ended September 30, 2014 and 2013 and represents interest expense under our Loan Agreement.

Benefit from Income Taxes

The benefit for income taxes was $4.4 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.  The benefit for income taxes recorded for the nine months ended September 30, 2014 and 2013 solely reflect the reversal of a valuation allowance previously recorded against our New Jersey State net operating losses (NOLs) that resulted from the sale of a portion of our New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $4.4 million and $1.2 million, respectively and net of commissions.  The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash.

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

We may opportunistically raise additional capital during the next twelve months and may do so through equity or debt financing(s), strategic transactions or otherwise.  Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products.  We cannot assure you that adequate capital will be available on favorable terms, or at all, when needed.  If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations.  During 2014 we plan to continue to fund further clinical development of ARIKAYCE, increase our investment in third-party manufacturing capacity, support efforts to obtain regulatory approvals and prepare for commercialization.  We estimate that our cash requirements to fund operations during the fourth quarter of 2014 will be in the range of $22 million to $26 million, which includes expenses of approximately $4 million for third party manufacturing capacity.  In addition, in the fourth quarter of 2014 we expect to invest approximately $2 million in capital expenditures and pay current liabilities of approximately $1.0 million related to the build out of our new headquarters and laboratory facilities in Bridgewater, New Jersey.  We relocated the majority our operations to the Bridgewater facility in June 2014 and the lease for our Monmouth Junction operating facility expires in December 2014.

On August 18, 2014, we completed an underwritten public offering of 10,235,000 shares of the Company’s common stock, which included the underwriter’s exercise in full of its over-allotment option of 1,335,000 shares, at a price to the public of $11.25 per share.  Our net proceeds from the sale of the shares, after deducting the underwriter’s discount and offering expenses of $7.1 million, were $108.0 million.

Cash Flows

As of September 30, 2014, we had total cash and cash equivalents $167.3 million, as compared with $113.9 million as of December 31, 2013.  Our working capital was $149.6 million as of September 30, 2014.

Net cash used in operating activities was $51.5 million and $32.6 million for the nine months ended September 30, 2014 and 2013, respectively.  Excluding the (i) $11.5 million one-time payment from Premacure in the nine months ended September 30, 2013 and (ii) proceeds from the sale of a portion of our New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program of $4.4 million and $1.2 million in 2014 and 2013, respectively, net cash used in operating activities for the nine month periods in 2014 and 2013 would have been $55.9 million and $45.3 million, respectively.  The net cash used in operating activities during the nine months ended September 30, 2014 and 2013 was primarily for the clinical development of ARIKAYCE.

Net cash (used in) / provided by investing activities was $(3.8) million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively.  The net cash used in investing activities in 2014 included $(3.3) million for the build out of our new headquarters in Bridgewater, New Jersey and other fixed asset purchases of $(0.5) million for computers and lab equipment.  The net cash provided by investing activities in 2013 included $2.1 million of proceeds from the maturity of a certificate of deposit offset, in part, by $(0.7) million of fixed asset purchases for lab and computer equipment.

Net cash provided by financing activities was $108.7 million and $68.4 million for the nine months ended September 30, 2014 and 2013, respectively.  Net cash provided by financing activities in both periods were primarily proceeds from issuances of common stock of $108.0 million in 2014 and $67.0 million in 2013.

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

We have two operating leases for office and laboratory space located in Monmouth Junction, New Jersey that expire on December 31, 2014.  Future minimum rental payments under these two leases total approximately $0.2 million.  We also have an operating lease for office and laboratory space located in Bridgewater, NJ that expires in November 2019.  Future minimum rental payments under this lease total approximately $3.6 million.  We continue to lease office space in Richmond, Virginia where our corporate headquarters was once located.  Future minimum rental payments under this lease total approximately $1.0 million.

As of September 30, 2014, future payments under the two promissory notes, the capital leases and minimum future payments under non-cancellable operating leases are as follows:

		As of September 30, 2014
		Payments Due By Period
		Less than			After
	Total	1 year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Debt obligations:
Debt maturities	$20,000	$5,506	$14,494	$—	$—
Contractual interest	2,129	1,705	424	—	—
Capital lease obligations:
Debt maturities	16	16	—	—	—
Contractual interest	—	—	—	—	—
Operating leases	4,831	1,162	2,001	1,536	132
Purchase obligations	—	—	—	—	—

Total contractual obligations	$26,976	$8,389	$16,919	$1,536	$132

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

In February 2014, we entered into a contract manufacturing agreement with Therapure for the manufacture of ARIKAYCE at the larger scales necessary to support commercialization.  Pursuant to the agreement, the Company and Therapure are collaborating to construct a production area for the manufacture of ARIKAYCE in Therapure’s existing manufacturing facility in Mississauga, Ontario, Canada.  We expect to pay Therapure approximately $12 million for the build out of the construction area and related manufacturing costs, of which approximately $6 million has been paid as of September 30, 2014.  Therapure will manufacture ARIKAYCE for us on a non-exclusive basis.  The agreement has an initial term of five years from the first date on which Therapure delivers ARIKAYCE to us after we obtain permits related to the manufacture of ARIKAYCE.

Future Funding Requirements

We may raise capital within the next twelve months to fund our operations, to develop and commercialize ARIKAYCE and to develop, acquire, in-license or co-promote other products that address orphan or rare diseases in the fields of pulmonology or infectious disease.  Our future capital requirements may be substantial and will depend on many factors, including:

•                  The decisions of the FDA and EMA with respect to our applications for marketing approval of ARIKAYCE in the US and Europe; the costs of activities related to the regulatory approval process; and the timing of approvals, if received;

•                  The timing and cost of our anticipated clinical trials of ARIKAYCE for the treatment of patients with CF or for the treatment of patients with NTM lung infections;

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2014, our cash and cash equivalents were in cash accounts or were invested in money market funds.  Such accounts or investments are not insured by the federal government.

As of September 30, 2014, we had $20.0 million of fixed rate borrowings in the form of two secured promissory notes that bear interest at 9.25% outstanding under a Loan and Security Agreement we entered into in June 2012.  A hypothetical 10% change in interest rates occurring on September 30, 2014 would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars.  However, we do conduct certain transactions in other currencies, including Euros or British Pounds.  Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operation and during the three and nine months ended September 30, 2014 and 2013, our results of operation were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the periodic reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See Note 10 to the consolidated financial statements for the three months ended September 30, 2014 included in this Quarterly Report on Form 10-Q, and Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of our significant legal proceedings, which are incorporated by reference herein.

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

We intend to file a MAA with the EMA by the end of 2014 for ARIKAYCE for the treatment of NTM lung infections as well as for Pseudomonas lung infections in CF patients.

In addition we are proceeding with a phase 3 study which will be designed to confirm the positive culture conversion seen in our phase 2 clinical trial.  This confirmatory study will primarily investigate ARIKAYCE for use in non-CF patients with MAC NTM lung infections who have failed prior standard of care treatment.

We do not expect ARIKAYCE or any other drug candidates we may develop to be commercially available for at least a year, if at all.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2014.

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

INSMED INCORPORATED

Date: November 6, 2014	By	/s/ Andrew T. Drechsler
Andrew T. Drechsler
Chief Financial Officer

EXHIBIT INDEX

10.1*                 Commercialization Agreement dated July 8, 2014 between Insmed Incorporated and PARI Pharma GmbH.

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