Form 10-K
period 2014-12-31
INSMED Inc
filed 2015-02-27
CIK 1104506

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-30739

INSMED INCORPORATED
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1972729 (I.R.S. employer identification no.)
10 Finderne Avenue, Building 10 Bridgewater, New Jersey 08807 (Address of principal executive offices)	(908) 977-9900 (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [✓]    No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]    No [✓]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [✓]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company (See the definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act). Large accelerated filer [✓] Accelerated filer [  ] Non-accelerated filer [  ] Small reporting company [  ]

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [✓]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, was $772.7 million (based on the closing price for shares of the registrant's Common Stock as reported on the Nasdaq Global Select Market on that date). In determining this figure, the registrant has assumed solely for this purpose that all of its directors, executive officers, persons beneficially owning 10% or more of the outstanding Common Stock and certain other stockholders of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.

On February 2, 2015, there were 49,994,137 shares of the registrant's common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                 Portions of the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days, or April 30, 2015, after the registrant's fiscal year ended December 31, 2014, and to be delivered to shareholders in connection with the 2015 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Form 10-K.

INSMED INCORPORATED

INDEX

In this Form 10-K, we use the words "Insmed Incorporated" to refer to Insmed Incorporated, a Virginia corporation, and we use the words "Company," "Insmed," "Insmed Incorporated," "we," "us" and "our" to refer to Insmed Incorporated and its consolidated subsidiaries. Insmed, ARIKACE, ARIKAYCE, and IPLEX are trademarks of Insmed Incorporated. This Form 10-K also contains trademarks of third parties. Each trademark of another company appearing in this Form 10-K is the property of its owner.

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

              Forward-looking statements include, but are not limited to: our ability to complete development of, receive regulatory approval for, and successfully commercialize ARIKAYCE, or liposomal amikacin for inhalation (LAI), and INS1009, inhaled treprostinil prodrug; our estimates of expenses and future revenues and profitability; our plans to develop and market new products and the timing of these development programs; status, timing, and the results of preclinical studies and clinical trials and preclinical and clinical data described herein; the timing of responses to information and data requests from the US Food and Drug Administration (the "FDA"), the European Medicines Agency ("the EMA"), and other regulatory authorities; our clinical development of product candidates; our ability to obtain and maintain regulatory approval for our product candidates; our expectation as to the timing of regulatory review and approval; our estimates regarding our capital requirements and our needs for additional financing; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract third parties with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate license agreements and other third party efforts, including those relating to the development and commercialization of our product candidates; the degree of protection afforded to us by our intellectual property portfolio; the safety and efficacy of our product candidates; sources of revenues and anticipated revenues, including contributions from license agreements and other third party efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing, scope and rate of reimbursement for our product candidates; the success of other competing therapies that may become available; and the availability of adequate supply and manufacturing capacity and quality for our product candidates.

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

PART I

ITEM 1.    BUSINESS

Business Overview

              Insmed is a biopharmaceutical company dedicated to improving the lives of patients battling serious lung diseases. We are focused on the development and commercialization of ARIKAYCE, or liposomal amikacin for inhalation (LAI), for at least two identified orphan patient populations: patients with nontuberculous mycobacteria (NTM) lung infections and cystic fibrosis (CF) patients with Pseudomonas aeruginosa (Pseudomonas) lung infections. We are also focused on the development of INS1009, an inhaled treprostinil prodrug. Treprostinil is a prostacyclin used in the treatment of pulmonary arterial hypertension (PAH), a chronic, life-threatening disorder characterized by abnormally high blood pressure in the arteries between the heart and lungs.

              In March 2014, we reported top-line clinical results from the double-blind portion of our phase 2 clinical trial in the United States (US) and Canada of ARIKAYCE in patients who had treatment-resistant lung infections caused by NTM. The randomized, double-blind, placebo-controlled phase 2 clinical trial compared ARIKAYCE (590 mg delivered once daily), added to standard of care treatment, versus standard of care treatment plus placebo, in 90 adult patients with treatment resistant NTM lung disease. Eligibility for the study required patients to have been on the American Thoracic Society/Infectious Disease Society of America guideline therapy for at least six months prior to screening and to continue to have persistently positive mycobacterial cultures. The primary efficacy endpoint of the study was a semi-quantitative measurement of the change in mycobacterial density on a seven-point scale from baseline (day one) to the end of the randomized portion of the trial (day 84). ARIKAYCE did not meet the pre-specified level for statistical significance of the primary efficacy endpoint, although there was a positive trend (p=0.148) in favor of ARIKAYCE. A secondary efficacy endpoint of the study was proportion of subjects with culture conversion to negative. ARIKAYCE achieved statistical significance with regard to this secondary endpoint, with 11 out of 44 patients treated with ARIKAYCE (added to standard of care treatment) demonstrating clearance of the infecting mycobacterial organism (culture negative) at day 84 of the study as compared to 3 out of 45 patients treated with placebo (added to standard of care treatment) (p=0.01).

              In May 2014, additional data from the open-label portion of the phase 2 trial were presented in a poster session at the American Thoracic Society meeting. At the conclusion of the 84-day double blind phase of the trial, 78 of the 80 patients completing the double-blind phase agreed to receive once-daily ARIKAYCE plus standard of care treatment for an additional 84 days. Data from 68 of these patients who completed the visits during the additional open label phase were available for inclusion in the poster. These results collected from the open label phase show that 21 of these patients were culture negative for NTM at Day 168. This data reflects 10 patients who were culture negative at Day 84 as well as 5 additional patients from the ARIKAYCE arm and 6 additional patients who were initially on placebo and switched to ARIKAYCE during the open-label phase.

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

              In the fourth quarter of 2014, we filed a Marketing Authorization Application (MAA) with the EMA for ARIKAYCE for the treatment of NTM lung infections as well as Pseudomonas lung infections in CF patients. The MAA for ARIKAYCE was validated in February 2015 after the EMA's pediatric committee approved the Pediatric Investigation Plan (PIP) for ARIKAYCE. The validation of the MAA filing is the start of the formal review process by the EMA.

              In addition, following discussions with the FDA, we have commenced a phase 3 randomized, open-label, global study which is designed to confirm the positive culture conversion results seen in our phase 2 clinical trial. This confirmatory study is investigating ARIKAYCE for use in non-CF patients 18 years and older with Mycobacterium avium complex (MAC) NTM lung infections who have thus far failed to achieve culture conversion on a multi-drug treatment regimen. This subgroup of patients in the phase 2 trial responded particularly well to treatment with ARIKAYCE. We believe this approach will confirm the previous study results and could provide a path to filing and approval for an indication in patients with NTM who are refractory to treatment. Following discussions with the FDA, the primary efficacy endpoint will be proportion of patients achieving culture conversion, with additional goals of demonstrating sustainability and safety. The protocol for the phase 3 trial was agreed upon following dialogue with the FDA and was approved by the U.S. Central Institutional Review Board (IRB). We initiated the global trial in early 2015 and expect to complete enrollment within one year. We anticipate having preliminary top-line clinical results from the confirmatory phase 3 study in mid-2016. If the study meets the primary endpoint of culture conversion, we believe we would be eligible to submit a new drug application pursuant to 21 CFR 314 Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) which permits FDA to approve a drug based on a "surrogate endpoint" provided the sponsor commits to post-market studies to verify and describe the drug's clinical benefit. We expect to conduct the trial at over eighty sites including the United States, Europe, Australia, Japan and Canada with enrollment of approximately 300 patients.

              In addition to ARIKAYCE, we believe that we can apply our proven design and development expertise to advance INS1009, an investigational sustained-release inhaled treprostinil prodrug that has the potential to address certain of the current limitations of existing inhaled prostanoid therapies in PAH. We believe that INS1009 may prolong duration of effect and may provide greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day. Reducing dose frequency therefore has the potential to ease patient burden and to positively impact compliance. Additionally, we believe that INS1009 over time may reduce side effects, including elevated heart rate, low blood pressure, and severity and/or frequency of cough, associated with high initial drug levels when using current inhaled prostanoid therapies.

              In late 2014, we had a pre-investigational new drug (pre-IND) meeting with the FDA for INS1009 and clarified that, subject to final review of the pre-clinical data, INS1009 could be eligible for approval under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FDCA) ("505(b)(2) approval"). Like a traditional NDA that is submitted under Section 505(b)(1) of the FDCA, a 505(b)(2) NDA must include full safety and effectiveness reports, but unlike a traditional NDA the applicant may rely at least in part on studies not conducted by or for the applicant. The ability to rely on existing data to support safety and/or effectiveness can reduce the time and cost associated with traditional NDAs. We are conducting preclinical work and toxicology evaluations related to the unique formulation and route of administration and if results from these studies support continued product development, we may continue advancing the program with the goal of submitting an investigational new drug (IND) application and commencing a phase 1 trial in the second half of 2015.

              We also plan to develop, acquire, in-license or co-promote other products that address orphan or rare diseases possibly in the fields of pulmonology and infectious disease. Our current primary development focus is to obtain regulatory approval for ARIKAYCE in the U.S. for the NTM indication and in Europe for the NTM and CF indications, enroll and complete our global phase 3 NTM study, and prepare for commercialization, assuming regulatory approval, in the US, Europe, Canada and Japan. We anticipate that, if approved, ARIKAYCE would be the first once-a-day inhaled antibiotic treatment option available for the CF indication and the NTM indication in the US, Europe or Canada.

              The following table summarizes the current status of ARIKAYCE and INS1009 development:

Product Candidate/Target Indications	Status	Next Expected Milestones
ARIKAYCE Non-tuberculous mycobacteria (NTM) lung infections

•

We commenced a phase 3 global study (the "212 study") which is designed to confirm the positive culture conversion results seen in our phase 2 clinical trial. This confirmatory study is primarily investigating ARIKAYCE for use in the non-CF, treatment failure population with MAC NTM lung infections.

•

We have filed a MAA with the EMA, which was validated in February 2015.

•

We reported top-line clinical results from our phase 2 clinical trial which stated that ARIKAYCE did not meet the pre-specified level for statistical significance with respect to the primary endpoint, but did achieve statistical significance with regard to the clinically relevant key secondary endpoint of culture conversion.

•

Granted Breakthrough Therapy designation by the FDA.

•

Granted Orphan Drug designation by the FDA and EMA.

•

Granted Qualified Infectious Disease Product (QIDP) designation, which includes Priority Review, by the FDA.

•

Granted Fast Track designation by the FDA which permits a rolling submission of an NDA.

•

We expect to file an application in Canada during the second half of 2015 for the treatment of both NTM lung infections and Pseudomonas lung infections in CF patients.

•

We expect to complete enrollment in the 212 study in approximately twelve months from the initiation of the trial.

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
ARIKAYCE Pseudomonas aeruginosa lung infections in CF patients

•

We have filed a MAA with the EMA, which was validated in February 2015.

•

We reported top-line clinical results from our phase 3 clinical trial conducted in Europe and Canada, in which once-daily ARIKAYCE achieved its primary endpoint of non-inferiority when compared to twice-daily tobramycin inhaled solution.

•

We are conducting a two-year, open-label safety study in patients who completed the phase 3 clinical trial. We expect to complete this study in mid-2015.

•

We reported top-line results from the patients who completed the first year of the two-year open label extension study.

•

Granted orphan drug designation by the EMA and FDA.

•

We expect to file an application in Canada during the second half of 2015 for the treatment of both NTM lung infections and Pseudomonas lung infections in CF patients.

•

We expect to announce final results from the two-year open label extension study in the second half of 2015.

•

We are developing plans to commercialize ARIKAYCE, if approved, in certain countries in Europe and Canada where we expect it would be the only once-a-day treatment for Pseudomonas lung infections in CF patients.

•

We will initiate new studies in pediatric patients, however we currently do not plan to initiate any further studies in adult CF patients with Pseudomonas lung infections.

INS1009 (inhaled treprostinil prodrug) for pulmonary arterial hypertension (PAH)

•

We completed a pre-investigational new drug (IND) meeting with the FDA for INS1009, and we have clarified that, subject to final review of the pre-clinical data, we would be eligible for a 505(b)(2) approval pathway.

• We expect to file an IND in the second half of 2015. • We expect to commence a phase 1 trial in the second half of 2015.

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

  •
  Continue conducting clinical trials to generate additional data supporting the safety and effectiveness of ARIKAYCE for the treatment of NTM lung infections and Pseudomonas lung infections in CF patients;
  •
  Actively pursue approvals of ARIKAYCE to treat NTM lung infections through the submission of country-specific marketing authorizations to applicable regulatory bodies in the US, Europe, Canada, Japan and certain other countries;
  •
  Actively pursue approval of ARIKAYCE to treat Pseudomonas lung infections in CF patients through the submission of marketing authorizations to applicable regulatory bodies in Europe and Canada;
  •
  Expand our product supply chain in support of clinical development and if approved, commercialization;
  •
  Prepare for commercial launch in the NTM indication in the US, Europe, Canada and eventually Japan and certain other countries;
  •
  Prepare for commercial launch in Pseudomonas lung infections in CF patients indication in Europe and Canada;
  •
  Attempt to develop, acquire, in-license or co-promote promising late stage or commercial products that we believe are complementary to ARIKAYCE and our core competencies; and
  •
  Continue to develop novel formulations of existing therapies, where such reformulation could materially improve the treatment paradigm for the underlying disease, as we believe could be the case with INS1009 or enable pursuit of new indications.

              In support of these priorities, we completed our registrational phase 3 clinical study of ARIKAYCE in CF patients with Pseudomonas lung infections in Europe and Canada. We submitted regulatory marketing applications for the CF and NTM indications in Europe and expect to file in Canada in the second half of 2015. In the first half of 2014, we completed our US and Canadian phase 2 clinical study of ARIKAYCE for the treatment of NTM lung infections in treatment refractory patients. Following recent discussions with the FDA, we initiated a global phase 3 clinical trial of ARIKAYCE in NTM which will be a confirmatory study for patients with NTM lung infections who have thus far failed their multi-drug treatment regimen. We plan to scale up manufacturing, we are identifying second source suppliers, and we plan to implement supply and quality agreements in preparation for commercialization of ARIKAYCE. In February 2014, we entered into a contract manufacturing agreement with Therapure Biopharma Inc. (Therapure) for the manufacture of ARIKAYCE at the larger scales necessary to support commercialization. In July 2014, we entered into a commercialization agreement with PARI Pharma GmbH (PARI), the manufacturer of our drug delivery nebulizer, to address our commercial supply needs. We have commenced the build-out of our commercial infrastructure in preparation for potential commercial launches in Europe, Canada and the US. We completed a pre-IND meeting with the FDA for INS1009, our investigational inhaled treprostinil prodrug for use in the treatment of PAH and we have clarified that, subject to final review of the pre-clinical data, we would be eligible for a 505(b)(2) approval pathway. And finally, we will continue to evaluate opportunities for additional products through various business development channels.

Product Candidates

              Our lead product candidate, ARIKAYCE, or LAI, is a once-a-day inhaled antibiotic treatment engineered to deliver an anti-infective directly to the site of serious lung infections. There are two key components of ARIKAYCE: the liposomal formulation of the drug and the nebulizer device through which ARIKAYCE is inhaled via the mouth and into the lung. The nebulizer technology is owned by

PARI, but through a licensing agreement we have exclusive access to this technology, which has been specifically developed for the delivery of ARIKAYCE. Our proprietary liposomal technology and the nebulizer are designed specifically for delivery of pharmaceuticals to the lung and provide for potential improvements to existing treatments. We believe that ARIKAYCE has potential usage for at least two orphan patient populations with high unmet need: patients who have NTM lung infections and CF patients who have Pseudomonas lung infections. We estimate the combined global market potential for these two orphan indications, subject to final approved labels, to be over $1 billion.

              ARIKAYCE has the potential to be differentiated from amikacin and certain marketed drugs for the treatment of chronic lung infections if it can be demonstrated to provide improved efficacy, safety and patient convenience. We believe ARIKAYCE's ability to deliver high, sustained levels of amikacin directly to the lung and to the specific site of the underlying infection could distinguish it from other alternatives. We are also investigating ARIKAYCE's potential for durability of effect, benefiting patients when off treatment or for an extended period of treatment. In addition, the inhalation delivery of ARIKAYCE may reduce the potential for adverse events such as ototoxicity (hearing loss, ringing in the ears and/or loss of balance) and nephrotoxicity (toxicity to the kidneys), as compared with intravenous (IV) administration of amikacin. If approved, we expect that ARIKAYCE will be administered once-daily via inhalation using the eFlow® Nebulizer System. We believe that ARIKAYCE and the nebulizer system will reduce dosing frequency, as compared with the currently marketed inhaled antibiotics for CF indications, which require dosing two to three times daily with treatment times ranging from approximately 10 to 40 minutes per day. With once-daily administration we believe that ARIKAYCE can potentially improve patient compliance, which we believe may in turn lead to a reduction in the development of antibiotic resistance and, ultimately, lead to clinical and health economic benefits.

              We believe that ARIKAYCE may provide: (i) improved efficacy resulting from sustained deposition of drug in the lung and improved ability to reach the site of infection (for CF Pseudomonas lung infections, this means penetration of biofilm and facilitated drug release by factors that are secreted by the bacteria, and for NTM, this means enhanced uptake into macrophages, targeting NTM within these cells); (ii) decreased adverse events and improved tolerability as compared with amikacin delivered intravenously, and (iii) reduced dosing frequency or treatment time as compared to existing inhaled products used by CF patients. In the future we may conduct head-to-head comparative studies that would be necessary to make comparative statements against other products.

              Our second product candidate, INS1009, is an inhaled treprostinil prodrug that will address certain of the current limitations of inhaled prostanoid therapies in PAH. We believe that our inhaled treprostinil prodrug may prolong duration of effect and may provide greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day. Reducing dose frequency would therefore ease patient burden and may positively impact compliance. With a formulation where an active prostanoid is released over time, we believe the potential for side effects due to initially high drug levels is reduced. For example, there may be reduced change in heart rate, change in blood pressure, and the severity and/or frequency of cough, as compared to treatment with current inhaled prostanoid therapies. Pulmonary hypertension was the 10th most expensive specialty therapy class in the United States in 2013 and approximately 25% of patients are non-adherent to medication therapy. We estimate the global market for pulmonary hypertension therapies to be approximately $4.5 billion, with the market for inhaled products representing approximately $500 million.

    ARIKAYCE for Patients with NTM Lung Infections

    Overview of NTM Lung Infections

              Nontuberculous mycobacteria, or NTM, are organisms common in soil and water that have been associated with lung disease in select patient groups. NTM have characteristics that are similar to tuberculosis, or TB, but NTM are not believed to be contagious. Many people have NTM in their bodies, but NTM do not normally lead to an infection, perhaps because the body's immune system successfully overcomes the threat of infection. It is not completely understood why certain individuals are susceptible to NTM infections. However, the patients who become infected by NTM often are immune-compromised, due to comorbidities such as HIV or immune-modulating treatments for rheumatoid arthritis, or have structural damage in their lungs, due to smoking, chronic obstructive pulmonary disease or CF, at the time of the infection.

              NTM are organisms that invade and multiply chiefly within macrophages. NTM lung infections are often chronic, debilitating and progressive requiring lengthy treatment periods and hospitalizations. Signs and symptoms of NTM pulmonary disease are variable and nonspecific. They include chronic cough, sputum production and fatigue. Less commonly, malaise, dyspnea, fever, hemoptysis, and weight loss can also occur, usually with advanced NTM disease. Evaluation is often complicated by the symptoms caused by co-existing lung diseases. According to a study published in the American Journal of Respiratory and Critical Care Medicine, these conditions include chronic obstructive airway disease associated with smoking, bronchiectasis, previous mycobacterial diseases, CF and pneumoconiosis (Olivier et al. 2003).

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

              Although approved for other indications, amikacin sulfate is not approved by the FDA for NTM lung infections. In practice, however, it is often recommended by physicians as part of the multi-drug treatment regimen for some NTM patients. Amikacin is delivered most commonly by intravenous administration and, less often, by inhalation. Because the drug is delivered for months at a time, resulting in sustained high systemic (blood) levels of amikacin, there can be considerable toxicity, including ototoxicity and nephrotoxicity, associated with intravenous treatment. There are few prior studies to support what doses should be administered to effectively treat NTM patients even with these existing medications and they are often titrated on a patient by patient basis. If approved for NTM patients, we expect ARIKAYCE would be the first and only approved inhaled antibiotic for the treatment of NTM lung infections in the US, Europe or Canada.

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

              Although there are many species of NTM that have been reported to cause lung infections, ARIKAYCE is intended to treat two of the most common, Mycobacterium avium complex (MAC) and Mycobacterium abscessus (M abscessus). MAC accounts for the vast majority of NTM lung infections with prevalence rates from 72% to more than 85% in the US. The reported prevalence rates for M. abscessus range from 3% to 11% in the US. The diagnosed prevalence of NTM species causing lung infections varies geographically with MAC rates of 25% to 55% reported in Europe. MAC is also the most common NTM pathogen in Japan.

              We are studying the economic and societal implications of NTM lung infections. We recently conducted a burden of illness study in the United States with a major medical benefits provider. This study has confirmed that NTM lung infections are costly to treat and manage. Active treatment of patients with NTM lung infection does result in significant medical expense savings as opposed to patients that are not treated. We plan to repeat this type of research globally in support of our overall disease awareness and education efforts.

    ARIKAYCE for NTM Lung Infections: Potential Advantages and Distinguishing Features

              If approved, we believe ARIKAYCE would be the first and only approved treatment in the US, Canada and Europe for patients battling NTM lung infections.

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

    Anticipated Dosage Regimen

              We believe ARIKAYCE, if approved, could improve patient convenience by providing once-a-day dosing. According to SDI Healthcare Database NTM patients average 7.6 antibiotic courses and 10.2 hospital days per year. We anticipate that ARIKAYCE will be administered once daily outside of the hospital until the NTM infection is eradicated and then for an additional period of one year, similar to the current multi-drug treatment guidelines. We believe that an effective inhaled treatment that improves the outcomes for an NTM patient would represent a significant benefit in the patient's quality of life.

    Current Clinical Program

              In the fourth quarter of 2014, we filed a MAA with the EMA for ARIKAYCE for the treatment of NTM lung infections as well as Pseudomonas lung infections in CF patients. The MAA for ARIKAYCE was validated in February 2015 after the EMA's pediatric committee approved the PIP for ARIKAYCE. The validation of the MAA filing is the start of the formal review process by the EMA.

              In early 2015, following discussions with the FDA, we have commenced a phase 3 randomized, open-label, global study which is designed to confirm the positive culture conversion results seen in our phase 2 clinical trial. This confirmatory study is investigating ARIKAYCE for use in non-CF patients 18 years and older with MAC NTM lung infections who have thus far failed to achieve culture conversion on a multi-drug treatment regimen. This subgroup of patients in the phase 2 trial responded particularly well to treatment. We believe this approach will confirm the previous study results and provide a path to filing and approval for an indication in patients with NTM who are refractory to treatment. Following discussions with the FDA, the primary efficacy endpoint will be proportion of patients achieving culture conversion, with additional goals of demonstrating sustainability and safety. The protocol for the phase 3 trial was agreed upon following dialogue with the FDA and was approved by the U.S. Central IRB. We initiated the global trial in early 2015 and expect to complete enrollment within one year. We anticipate having preliminary top-line clinical results from the confirmatory phase 3 study in mid-2016. If the study meets the primary endpoint of culture conversion, we believe we would be eligible to submit a new drug approval application pursuant to 21 CFR 314 Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) which permits FDA to approve a drug based on a "surrogate endpoint" provided the sponsor commits to post-market studies to verify and describe the drug's clinical benefit. We expect to conduct the trial at over eighty sites including the United States, Europe, Australia, Japan and Canada.

              The 212 study is expected to enroll and randomize approximately 300 patients, with approximately 200 patients receiving ARIKAYCE once daily in addition to their current multi-drug treatment regimen and approximately 100 patients receiving only their current multi-drug treatment regimen. The primary efficacy endpoint in this open-label study will be proportion of patients achieving culture conversion by six months, which will allow for a NDA submission following data analysis. The definition of culture conversion is three consecutive monthly negative cultures. Patients in each arm who convert will continue their treatment for a total of twelve months from their first negative culture. Patients in each arm who do not convert have the option to continue in a follow-on study (the "312" follow-on study) for an additional twelve months of treatment with ARIKAYCE, in addition to the multi-drug regimen. The 312 follow-on study will be used to evaluate longer term safety of ARIKAYCE treatment.

              In March 2014, we reported top-line clinical results from the double-blind portion of our phase 2 clinical trial in the US and Canada of ARIKAYCE in patients who have lung infections caused by NTM. The randomized, double-blind, placebo-controlled phase 2 clinical trial compared ARIKAYCE (590 mg delivered once daily), added to standard of care treatment, versus standard of care treatment plus placebo, in 90 adult patients with treatment resistant NTM lung disease. Eligibility for the study required patients to have been on the American Thoracic Society/Infectious Disease Society of America guideline therapy for at least six months prior to screening and to continue to have persistently positive mycobacterial cultures. The primary efficacy endpoint of the study was a semi-quantitative measurement of the change in mycobacterial density on a seven-point scale from baseline (day one) to the end of the randomized portion of the trial (day 84). ARIKAYCE did not meet the pre-specified level for statistical significance of the primary endpoint, although there was a positive trend in favor of ARIKAYCE. A secondary efficacy endpoint of the study was proportion of subjects with culture conversion to negative. ARIKAYCE achieved statistical significance with regard to this secondary endpoint, with 11 out of 44 patients treated with ARIKAYCE (added to standard of care treatment) demonstrating negative cultures at day 84 of the study as compared to 3 out of 45 patients treated with placebo (added to standard of care treatment).

              In May 2014, additional data from the open-label portion of the phase 2 trial were presented in a poster session at the American Thoracic Society meeting. At the conclusion of the 84-day double blind phase of the trial, 78 of the 80 patients completing the double-blind phase agreed to receive once-daily ARIKAYCE plus standard of care treatment for an additional 84 days. Data from 68 of these patients who completed the visits during the additional open label phase were available for inclusion in the poster. These results collected from the open label phase show that 21 of these patients were culture negative for NTM at Day 168. This data reflects 10 patients who were culture negative at Day 84 as well as 5 additional patients from the ARIKAYCE arm and 6 additional patients who were initially on placebo and switched to ARIKAYCE during the open-label phase.

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

              Additionally, we are conducting a separate scintigraphy sub-study to examine drug deposition and distribution of ARIKAYCE in the lung with the PARI nebulizer.

    Development History

              Nonclinical evaluations of ARIKAYCE in relation to NTM infections indicate: (1) high concentrations of drug are deposited in the lung, and high levels are sustained for prolonged periods,

with low serum concentrations, and (2) ARIKAYCE has in vitro activity that is superior to amikacin solution against different strains of NTM.

              Data obtained from in vitro testing of ARIKAYCE with respect to four different strains of MAC and M. abscessus indicate dose response with ARIKAYCE and superior activity to amikacin in solution. We believe that the safety and efficacy data obtained from the phase 2 study in NTM patients, the phase 3, phase 2 and open label studies of ARIKAYCE in CF, the phase 2 study in non-CF patients with chronic lung disease and pulmonary infections, and the non-clinical data collected to date serve as the basis for further development of ARIKAYCE in patients with NTM lung infections.

              In 2011, we submitted an IND to launch a phase 3 study of ARIKAYCE in CF and non-CF patients for the treatment of NTM lung infections in treatment refractory patients. In August 2011, prior to starting the NTM study, we announced that the FDA placed a clinical hold on our phase 3 trial. The clinical hold for the NTM study was lifted in January 2012. The FDA based its clinical hold decision on an initial review of the results of a long-term rat inhalation carcinogenicity study with ARIKAYCE. When rats were given ARIKAYCE daily by inhalation for two years, 2 of the 120 rats receiving the highest dose developed lung tumors. These rats received ARIKAYCE doses that were within two-fold of those in clinical studies (normalized on a body surface area basis or a lung weight basis). ARIKAYCE was not associated with changes that may lead to tumors in shorter-term studies in animals. Additionally, ARIKAYCE was not shown to be genotoxic in our standard series of tests. The relevance of the observed rat tumors to the use of ARIKAYCE in humans is not known. The FDA requested we conduct a phase 2 clinical trial, instead of our previously agreed upon phase 3 clinical trial in adult NTM patients, to provide proof-of-concept efficacy and safety data for ARIKAYCE in NTM patients. Despite the change in status from phase 3 to phase 2, the study design and target enrollment did not change. In connection with the FDA's decision to lift the clinical hold for all disease indications, we agreed to conduct a dog inhalation toxicity study of ARIKAYCE. In 2013, we concluded the dog inhalation toxicity study. In summary, the final report from the study stated that the lung macrophage response in dogs was similar to that seen in our previous 3 month dosing dog study, and there was no evidence of neoplasia, squamous metaplasia or proliferative changes.

    Strategy for Commercialization

              We currently plan to retain marketing rights for ARIKAYCE for the NTM indication. Given the current lack of approved treatments for NTM lung infections, we believe we will have a rapid and strong market position if ARIKAYCE is approved for commercialization in the NTM indication. We believe ARIKAYCE will require a limited commercial infrastructure because of the small focused nature of the potential physician prescribing population for NTM patients. We have commenced preparations for the potential commercialization of ARIKAYCE and we have filled several positions to support our future sales and marketing efforts. We may also seek to out-license ARIKAYCE in certain countries in Europe, as well as outside of Europe, Canada and the US. We estimate the potential global market for NTM therapies could be approximately $1 billion.

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

              Antibiotics delivered via inhalation are part of the standard treatment for CF patients with Pseudomonas lung infections and are generally thought to be a way to deliver more active drug directly to the site of infection compared with other routes of administration. The most used treatment in the US for the management of chronic Pseudomonas infection in subjects with CF is suppressive therapy with tobramycin. One example is twice daily Tobi inhaled solution, which is approved by the FDA for CF patients ages six years and above with a forced expiratory volume in 1 second ("FEV1") of 25%-75%, has been sold in the US since January 1998. A 1999 study reported that Tobi, 300 mg, administered twice a day for cycles of 28 days followed by 28-days-off treatment was shown to reduce Pseudomonas colony counts, increase FEV1 percent predicted, reduce hospitalizations and decrease additional antibiotic use (Ramsey et al., 1999, New England Journal of Medicine). High levels of tobramycin can be attained in the lung with relatively low systemic exposure with inhaled drug compared to intravenous tobramycin. However, patients using Tobi must be dosed twice a day for approximately 15 to 20 minutes of inhalation session per dose for a total of approximately 30 to 40 minutes per day. Recent data show that the effect of Tobi on pulmonary function in CF patients has lessened since its introduction into the marketplace more than a decade ago (Konstan et al., Journal of Cystic Fibrosis, January 2011, and Assael et al., 34th European Cystic Fibrosis Society Conference, Poster 86, June 2011). In addition, according to information presented at a FDA advisory panel, resistance to Tobi has increased 85% in the ten-year period from 1999 to 2009 (FDA advisory panel US-FDA-AIDAC for Tobi-Podhaler, September 2012).

    Market

              We estimate that the global market for the treatment of Pseudomonas lung infections in CF patients is approximately $400 million. We believe this market is being driven by physicians' desire to maintain the lung function of CF patients, which continues to decline in many patients despite extensive treatment with current therapies including currently approved inhaled antibiotics. We believe that the following additional factors may lead to further market growth:

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

    ARIKAYCE for CF Patients with Pseudomonas Lung Infections: Potential Advantages and Distinguishing Features

    Patient Compliance Considerations

              We believe ARIKAYCE may facilitate better patient compliance with prescribed treatment regimens; patient compliance with or "adherence" to prescribed treatment is generally expected to impact the effectiveness of treatment. If a product can improve adherence, it may be able to differentiate itself from other marketed drugs. In the case of treatment and management of chronic Pseudomonas lung infections in CF patients, currently the most used treatment in the US is suppressive therapy with 300 mg twice daily of Tobi inhaled solution and 112 mg twice daily tobramycin inhaled powder. Tobi is administered twice daily for 28 days followed by a 28-day-off period. This cycle of "on and off" treatment is repeated in a chronic pattern. We anticipate that ARIKAYCE would be administered once daily for 28 days followed by a 28-day off-drug period. We believe that any inhaled treatment that reduces the treatment burden on a CF patient could represent a significant improvement in the patient's quality of life and result in improved compliance, as well as reduce the development of antibiotic resistance.

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

    Current Clinical Program

              In the fourth quarter of 2014, we filed a MAA with the EMA for ARIKAYCE for the treatment of NTM lung infections as well as Pseudomonas lung infections in CF patients. The MAA for ARIKAYCE was validated in February 2015 after the EMA's pediatric committee approved the PIP for ARIKAYCE. The validation of the MAA filing is the start of the formal review process by the EMA.

              We completed a registrational phase 3 clinical trial of ARIKAYCE for CF patients with Pseudomonas lung infections in Europe and Canada during the second quarter of 2013. The phase 3 trial was a randomized, open label, multi-center study designed to assess the comparative safety and efficacy of once-daily ARIKAYCE administered for approximately 13 minutes via the eFlow Nebulizer System and twice-daily Tobi (tobramycin inhalation solution) administered for approximately 15 minutes per treatment via the PARI LC Plus Nebulizer System for a daily total of approximately 30 minutes per day in CF patients with Pseudomonas. A total of 302 adult and pediatric CF patients with chronic Pseudomonas were randomized to receive 28-days of ARIKAYCE treatment or Tobi delivered twice-daily via the PARI LC Plus® Nebulizer System over a 24-week treatment period. The primary endpoint of the study was relative change in FEV1 measured after three treatment cycles, with each cycle consisting of 28 days "on" treatment and 28 days "off" treatment. The study was designed to demonstrate non-inferiority to Tobi at a 5% non-inferiority margin with 80% power agreed upon by us and the EMA. Secondary endpoints measured were relative changes in FEV1 at other time points, time to and number of pulmonary exacerbations, time to antibiotic rescue treatment, change in density of Pseudomonas in sputum, respiratory hospitalizations and changes in Patient Reported Outcomes assessing Quality of Life. Top-line results from this study indicated:

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

              We are conducting a two-year, open label safety study in patients that also completed our registrational phase 3 clinical study of ARIKAYCE for CF patients with Pseudomonas lung infections in Europe and Canada. Approximately 75% of the eligible patients that completed our registrational phase 3 clinical study consented to participate in the safety study. The patients in this study will receive ARIKAYCE for up to an additional two year period, using the same cycles of a 28 day on-treatment period and a 28 day off-treatment period. In February 2014, we reported interim data from our two-year open label extension study which showed a mean increase in relative change in FEV1 which was sustained during both on-treatment and off-treatment months. This interim data was included as part of our regulatory filings with the EMA, which we filed in December 2014 and we plan to use this data in our filings with Health Canada, which we expect to submit in the second half of 2015. We expect to complete this study in mid-2015.

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

              We currently do not plan to initiate any further studies in Pseudomonas lung infections, except for our pediatric commitments.

    Strategy for Commercialization

              We believe ARIKAYCE will require a limited commercial infrastructure because of the center-based approach most widely used in the care of CF patients worldwide. We may seek to out-license ARIKAYCE in certain countries in Europe, as well as outside of Europe, Canada and the US.

    INS1009 Inhaled Treprostinil for Pulmonary Arterial Hypertension

    Disease

              Pulmonary Arterial Hypertension, or PAH, is a chronic, life-threatening disorder characterized by abnormally high blood pressure in the arteries between the heart and lungs of an affected individual. PAH is one form of pulmonary hypertension. Pulmonary arteries carry blood from the heart to the lungs, where it picks up oxygen to be delivered throughout the body. In PAH, the pulmonary arteries constrict abnormally. This forces the heart to pump harder to maintain adequate blood flow which causes blood pressure within the lungs to rise. Common early symptoms include shortness of breath, fatigue, weakness, chest pain, and fainting, particularly during physical activity. PAH worsens over time and is life-threatening because the pressure in a patient's pulmonary arteries rises to dangerously high levels, putting a strain on the heart leading to heart failure.

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

              The long term outcomes of medically treated patients remain uncertain, and transplantation remains an option for patients who fail on drug therapy. Prostanoid formulations used to treat PAH include intravenous epoprostenol (prostacyclin), intravenous treprostinil (a prostacyclin analog), subcutaneous treprostinil, inhaled treprostinil, oral treprostinil and inhaled iloprost. All prostanoid compounds have the limitation of a short half-life in the body, including treprostinil.

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

              The current market for prostanoid therapies for PAH, including oral, IV and inhaled products, is in excess of $1 billion.

    Current Program

              INS1009.    We believe that we can apply our proven design and development expertise to advance a new inhaled treatment that will address the current limitations of inhaled prostanoid therapies in PAH. We believe that our sustained-release inhaled treprostinil prodrug may prolong duration of effect and may provide greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day. Reducing dose frequency would therefore ease patient burden and may positively impact compliance. With our inhaled treprostinil prodrug that is released over time, we believe the potential for side effects due to initially high drug levels is reduced. For example, there may be reduced change in heart rate, change in blood pressure, and the severity and/or frequency of cough, as compared to treatment with current inhaled prostanoid therapies.

              In late 2014, we completed a pre-IND meeting with the FDA for INS1009 and clarified that, subject to final review of the pre-clinical data, INS1009 could be eligible for a Section 505(b)(2) approval pathway. We are conducting preclinical work and toxicology evaluations related to the unique formulation and route of administration and, if results from these studies support our product concept, we may continue the program into development with the goal of submitting an IND application and commencing a phase 1 clinical study in the second half of 2015.

    Strategy for Commercialization

              We are constructing our development and commercialization plan for INS1009. We will evaluate independent development, co-development and out-licensing alternatives, as well as similar commercialization approaches.

    ARIKAYCE for Non-CF Bronchiectasis Patients with Pseudomonas Lung Infections

    Overview of Non-CF Bronchiectasis and Pseudomonas Lung Infections

              Based on the positive results of a phase 2 placebo-controlled study in non-CF bronchiectasis, we believe ARIKAYCE has the potential to be used to treat non-CF bronchiectasis characterized by Pseudomonas lung infections. However, we are currently concentrating our development efforts on the treatment of patients with NTM lung infections and Pseudomonas lung infections in CF patients.

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

    Development Program

              ARIKAYCE has been granted orphan drug status in the US for the treatment of bronchiectasis in patients with Pseudomonas and other susceptible microbial pathogens.

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

Manufacturing

    ARIKAYCE Bulk Drug Substance

              The ARIKAYCE used in our clinical studies is manufactured for us by Ajinomoto Althea, Inc. (Althea), a third-party contract manufacturing organization in the US. We are working with Althea to develop commercial production capabilities for ARIKAYCE. Our agreement with Althea expired on December 31, 2014. Althea is continuing to supply ARIKAYCE on a purchase order basis. We are negotiating a commercial supply agreement with Althea. There can be no assurance that we will enter into an agreement or that we will enter into an agreement on terms favorable to us.

              In February 2014, we entered into a contract manufacturing agreement with Therapure for the manufacture of ARIKAYCE at the larger scales necessary to support commercialization. Pursuant to the agreement, the Company and Therapure are collaborating to construct a production area for the manufacture of ARIKAYCE in Therapure's existing manufacturing facility in Mississauga, Ontario, Canada. Therapure will manufacture ARIKAYCE for us on a non-exclusive basis. The agreement has an initial term of five years from the first date on which Therapure delivers ARIKAYCE to us after we obtain permits related to the manufacture of ARIKAYCE.

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

    Optimized eFlow Nebulizer System for ARIKAYCE

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

              PARI manufactures eFlow nebulizer systems utilizing technology licensed, developed and optimized within its company and produces several commercially available eFlow technology based products for use in Europe, North America and other countries. PARI maintains facilities and equipment necessary to support manufacture of eFlow nebulizers for use with ARIKAYCE. PARI must comply with applicable governmental regulations relating to medical device production in each country of manufacture. We will continue to work with PARI to address our manufacturing needs for our clinical program. In July 2014, we entered into a commercialization agreement with PARI.

              We seek to maintain the quality of our suppliers through quality agreements and our vendor audit program.

Intellectual Property

    Patents and Trade Secrets—ARIKAYCE

              We own or license rights to more than 200 issued patents and pending patent applications in the US and in foreign countries, including more than 120 issued patents and pending patent applications related to ARIKAYCE. Our success depends in part on our ability to maintain proprietary protection surrounding our product candidates, technology and know-how; to operate without infringing the proprietary rights of others; and to prevent others from infringing our proprietary rights. We actively seek patent protection by filing patent applications, including both new inventions and improvements of existing technology that are important to the development of our business in the US, Europe, Canada and selected other foreign markets that we consider key for our product candidates. These international markets generally include Australia, Japan, China, India, Israel and Mexico.

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

              We own eight U.S. patents that, upon ARIKAYCE approval, would be listed in the FDA Orange Book that cover the ARIKAYCE composition and its use in treating lung infections, including Pseudomonas and NTM. These patents and their non-extended expiration dates are:

  •
  U.S. Patent No. 7,544,369 (expires June 6, 2025),
  •
  U.S. Patent No. 7,718,189 (expires June 6, 2025),
  •
  U.S. Patent No. 8,226,975 (expires August 15, 2028),
  •
  U.S. Patent No. 8,632,804 (expires December 5, 2026),
  •
  U.S. Patent No. 8,802,137 (expires October 29, 2023),
  •
  U.S. Patent No. 8,679,532 (expires December 5, 2026),
  •
  U.S. Patent No. 8,642,075 (expires December 5, 2026), and
  •
  U.S. Patent No. 8,673,348 (expires December 5, 2026).

              We also own U.S. Patent No. 8,673,349 (expires December 5, 2026), which covers methods for treating a Burkholderia infection in a patient comprising administering to the patient an aerosolized composition comprising ARIKAYCE. In addition to our nine issued patents that cover ARIKAYCE composition and its use in treating lung infections, we own twelve pending U.S. patent applications that cover the ARIKAYCE composition, methods of using ARIKAYCE and methods for making ARIKAYCE.

              Two patents have been granted by the European Patent Office ("EPO") (European Patent Nos. 1581236 and 1909759) and one additional patent application (Application No. 11159754.8) has been allowed. Currently, our European Patent No. 1909759 is being opposed by a third party. In addition, we have six applications pending before the EPO. Thirty nine patents have also issued in major foreign markets, e.g., Japan, China, Korea, Australia, and India, which cover ARIKAYCE and methods of using ARIKAYCE for treating lung infections. Forty five foreign patent applications are pending that cover the ARIKAYCE composition and its use in treating lung infections, including Pseudomonas and NTM. We anticipate that in the U.S., we will have potential patent coverage for ARIKAYCE and its use in treating lung infections, including Pseudomonas and NTM, through at least February 2029, which includes an additional six months of pediatric exclusivity.

              Through our agreements with PARI, we have license rights to U.S. and foreign patents and applications that cover the eFlow Nebulizer System medical device. We have rights to use the nebulizers in clinical trials and we have entered into a commercial supply agreement with PARI.

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

    Patents and Trade Secrets—INS1009

              We own patent applications that if granted, would cover treprostinil analogs including INS1009, nanoparticle formulations of such treprostinil and prostacyclin analogs and methods for using such treprostinil analogs and nanoparticle formulations comprising the same in treating patients with pulmonary arterial hypertension and other diseases, as well as methods for manufacturing such prostacyclin analogs.

    Trademarks

              In addition to our patents and trade secrets, we have filed applications to register certain trademarks in the US and/or abroad, including INSMED, ARIKACE, ARIKAYCE, and IPLEX. At present, we have received either registration or a notice of allowance for these marks from the US Patent and Trademark Office. We have also received foreign allowances or issued foreign registrations for certain of these marks. In October 2013, we learned that the EMA had no objection to our use of the name ARIKAYCE. In early 2014, we learned that the FDA conditionally approved our use of the name ARIKAYCE as our proposed trade name for our liposomal amikacin for inhalation product candidate. Our ability to obtain and maintain trademark registrations will in certain geographical locations depend on making use of the mark in commerce on or in connection with our products and approval of the trademarks for our products by regulatory authorities in each country.

License and Collaboration Agreements

    License Agreements and Other Collaboration Agreements Relating to ARIKAYCE

              PARI Pharma GmbH—We currently have a licensing agreement with PARI for use of the optimized eFlow Nebulizer System for delivery of ARIKAYCE in treating patients with NTM infections, CF and bronchiectasis. Under the licensing agreement, we have rights to several US and foreign issued patents, and patent applications involving improvements to the optimized eFlow Nebulizer System. We currently have rights to use the nebulizers in clinical trials and also entered into a commercial supply agreement with PARI.

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

              In July 2014, we entered into a Commercialization Agreement (the "PARI Agreement") with PARI for the manufacture and supply of eFlow nebulizer systems and related accessories (the

"Device") as optimized for use with our proprietary liposomal amikacin for inhalation. The PARI Agreement has an initial term of fifteen years from the first commercial sale of the Device (the "Initial Term"). The term of the PARI Agreement may be extended by us for an additional five years by providing written notice to PARI at least one year prior to the expiration of the Initial Term.

              Therapure Biopharma Inc.—In February 2014, we entered into a Contract Manufacturing Agreement with Therapure for the manufacture of ARIKAYCE. Pursuant to the Agreement, we are collaborating with Therapure to construct a production area for the manufacture of ARIKAYCE in Therapure's existing manufacturing facility in Mississauga, Ontario, Canada. Therapure will manufacture ARIKAYCE for us on a non-exclusive basis. The agreement has an initial term of five years from the first date on which Therapure delivers ARIKAYCE to us after we obtain permits related to the manufacture of ARIKAYCE, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years' prior written notice to the other party. Notwithstanding the foregoing, the parties have rights and obligations under the agreement prior to the commencement of the initial term. The agreement allows for termination by either party upon the occurrence of certain events, including (i) the material breach by the other party of any provision of the agreement or the quality agreement expected to be entered into between the parties, or (ii) the default or bankruptcy of the other party. In addition, we may terminate the agreement for any reason upon no fewer than one hundred eighty days' advance notice. Costs incurred under this agreement will be recorded as a component of research and development expense until such time as we receive U.S. FDA approval for ARIKAYCE.

              SynteractHCR, Inc.—On December 30, 2014, we entered into Work Order 1 , pursuant to a Master Agreement for Services with SynteractHCR, Inc., ("Synteract"), dated as of August 27, 2014, as amended on December 23, 2014, pursuant to which we retained Synteract to perform implementation and management services in connection with certain clinical trials pursuant to a specific protocol of pharmaceutical products under development by us or under our control. Synteract is providing comprehensive services for the 212 study. Prior to the execution of the Work Order, Synteract was providing such services pursuant to a Letter of Intent, dated August 25, 2014. The Work Order covers services related to the 212 study only and any additional study or services will be subject to the negotiation and execution of an additional work order. It is anticipated that aggregate costs to us relating to the Work Order will be approximately $33 million over the period of the study.

              Cystic Fibrosis Foundation Therapeutics, Inc.—In 2005 and 2009, we entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby we received $1.7 million and $2.2 million for each respective agreement in research funding for the development of ARIKAYCE. If ARIKAYCE becomes an approved product for CF in the US, we will owe a payment to CFFT of up to $13.4 million that is payable over a three-year period after approval as a commercialized drug in the US. Furthermore, if certain global sales milestones are met within 5 years of the drug commercialization, we would owe an additional payment of $3.9 million.

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

Competition

              The biotechnology and pharmaceutical industries are highly competitive. We face potential competitors from many different areas including commercial pharmaceutical, biotech and device companies, academic institutions and scientists, other smaller or earlier stage companies and non-profit organizations developing anti-infective drugs and drugs for respiratory diseases. Many of these companies have greater human and financial resources and may have product candidates in more advanced stages of development and may reach the market before our product candidates. Competitors may develop products that are more effective, safer or less expensive or that have better tolerability or convenience. We also may face generic competitors where third-party payers will encourage use of the generic products. Although we believe that our formulation delivery technology, respiratory and anti-infective expertise, experience and knowledge in our specific areas of focus provide us with competitive advantages, these potential competitors could reduce our commercial opportunity.

    Major Competitors for ARIKAYCE

              Our major competitors include pharmaceutical and biotechnology companies that have approved therapies or therapies in development for the treatment of chronic lung infections. There are no approved therapies for NTM in the United States or Europe. While there is no approved treatment for NTM lung infections, there is an American Thoracic Society (ATS)/Infectious Diseases Society of America (IDSA) treatment regimen that is utilized.

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

              Actavis plc ("Actavis") markets inhaled colistin in Europe under the name Colomycin® as inhaled solution and Colobreathe as inhaled dry powder. Colistin is used in Europe primarily as an adjunct therapy and in some cases as a primary therapy. Because it is less expensive than Tobi, colistin is used as a first line treatment in some countries that have a more restrictive reimbursement system. Colistin is not approved for inhaled treatment in the US, but it is frequently used off label (via pharmacist compounding) for patients that cannot use Tobi and for more severe patients in the off month alternating with Tobi in an attempt to maintain lung function in patients who are deteriorating on Tobi alone.

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

              Market data on marketed competitors for the treatment of Pseudomonas lung infections in CF patients as reported by the individual companies is summarized below:

Competitor	Product/Product Candidate for Pseudomonas Lung Infections in CF Patients	Class of Product	Key Marketing Approvals	Estimated Annual Sales (millions)
Novartis	Tobi (Tobramycin Inhalation Solution or TIS)	Aminoglycoside	Europe, US and Canada	$281 (combined)

Novartis	Tobi Podhaler (Tobramycin Inhalation Powder or TIP)	Aminoglycoside	Europe, US and Canada
Gilead	Cayston (Aztreonam for Inhalation Solution)	Monobactam	Europe and US	Not reported
Actavis	Colomycin (Colistimethate Sodium for Inhalation)	Polymyxin	Europe	Not reported
Actavis	Colobreathe (Colistimethate Sodium Powder)	Polymyxin	Europe	Not reported
Chiesi	Bramitob® and BETHKIS (Tobramycin Inhalation Solution)	Aminoglycoside	Europe and US	Not reported
Actavis	Aeroquin™ (Inhaled Levofloxacin)	Flouroquinolone	None—phase 3 (data reported)	Not approved

    Major Competitors for INS1009 (PAH)

              In addition to major competitors, there are additional investigational therapies for pulmonary arterial hypertension being developed by both large and small pharmaceutical, biotechnology and other companies. Relative to us, many of these entities have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical studies and obtaining regulatory approvals, as well as in manufacturing and marketing pharmaceutical products.

              Market data on marketed competitors for the treatment of PAH as reported by the individual companies is summarized below:

Competitor	Product/Product Candidate for PAH	Class of Product	Key Marketing Approvals	Estimated Annual Sales (millions)
United Therapeutics	Tyvaso (treprostinil) Inhalation Solution	Prostacyclin analogue	US	$463
United Therapeutics	Orenitram (treprostinil) Extended-release tablets	Prostacyclin analogue	US	$41
United Therapeutics	Remodulin (treprostinil) Injection	Prostacyclin analogue	US, Europe and Canada	$554
Actelion / Bayer	Ventavis (iloprost) Inhalation Solution	Prostacyclin analogue	US (Actelion) / Europe and Australia (Bayer)	CHF 110 (US, 2013) Ex-US not reported
Actelion	Uptravi (selexipag) film-coated tablets	Prostacyclin analogue	None (filed in US and Europe)	Not approved

Government Regulation

    Orphan Drugs

    European Union

              The European Commission grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. Orphan drug designation can also be granted if the drug is intended for a life threatening, seriously debilitating or serious and chronic condition in the EU and without incentives sales of the drug in the EU are likely to be sufficient to justify developing the drug. Orphan drug designation is available either if there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition or if such a method does exist but the proposed orphan drug will be of significant benefit to patients.

              Orphan drug designation provides opportunities for free protocol assistance and fee reductions for access to the centralized regulatory procedures before and during the first year after marketing approval, which reductions however are not limited to the first year after marketing approval for small and medium enterprises. In addition, if a product which has an orphan drug designation subsequently receives a marketing authorization for a therapeutic indication which is covered by such designation, the drug is entitled to orphan drug exclusivity, which means the EMA or national Medicines Agency may not accept another application for the authorization, or grant an authorization, for a similar drug for the same therapeutic indication for a period of ten years. Each orphan designation carries the potential for one market exclusivity for all the therapeutic indications that are covered by the designation. A product that has several separate orphan designations has several separate market exclusivities. The period of market exclusivity is extended by two years where an agreed pediatric investigation plan has been implemented (see Pediatric Information section below).

              The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

              Competitors may receive a marketing authorization for similar drugs or biologics for the same indication(s) for which the orphan product has exclusivity. In order to do so, however, they must demonstrate that the existing orphan product is not supplied in sufficient quantities or that the 'second' drugs or biologics are clinically superior to the existing orphan product. The 'second' drug may not need to have an orphan designation as well; insufficient supplies or clinical superiority allows a competitor to obtain a marketing authorization but does not trigger an orphan designation.

    United States

              Under the Orphan Drug Act (ODA), the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition ("rare" generally meaning that it affects fewer than 200,000 individuals in the US) if it meets certain criteria specified in the ODA and FDA's implementing regulations at 21 CFR Part 316. After the FDA grants orphan drug designation, the generic identity of the drug and the specific potential uses for which it has obtained designation are made publicly available by the FDA.

              Orphan drug designation qualifies the drug sponsor for various development incentives of the ODA, including tax credits for qualified clinical testing, and a waiver of the NDA application user fee (unless the application includes an indication for other than the rare disease or condition for which the drug was designated). It also provides the potential for certain exclusivity benefits. However, it does not alter the timing or scope of the regulatory review and approval process; safety and effectiveness of a drug must still be established through adequate and well-controlled studies. The first NDA applicant with FDA orphan drug designation for a particular active ingredient to receive FDA approval of the drug for an indication covered by the orphan designation is entitled to a seven-year exclusive marketing period, often referred to as orphan drug exclusivity, in the US for that product and indication. During the orphan drug exclusivity period, the FDA may not approve any other applications to market the same drug for the same indication for use, except in limited circumstances, such as a showing of clinical superiority to the product that has orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

    Drug Approval

    European Union

    Marketing Authorization Application

              To obtain approval of a drug under EU regulatory systems, an application for a marketing authorization may be submitted under a centralized, a decentralized or a national procedure. These procedures apply in the European Economic Area, i.e. the EU member states plus the three EFTA countries, (Iceland, Lichtenstein, and Norway). The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes and for orphan drugs provides for the grant of a single marketing authorization that is valid for all EU member states and the three EFTA countries, which grants the same rights and obligations in each member state or EFTA country as a national marketing authorization. As a general rule, only one marketing authorization may be granted for drugs approved through the centralized procedure.

              Under the centralized procedure, the EMA's Committee for Human Medicinal Products for Human Use (CHMP) is required to adopt an opinion on a valid application within 210 days, excluding clock stops, when additional information is to be provided by the applicant in response to questions. More specifically, on day 120 of the procedure, once the CHMP has received the preliminary assessment reports and opinions from the Rapporteur and Co-Rapporteur, it prepares a list of potential outstanding issues, which are sent to the applicant together with the CHMP's recommendation. Applicants then have three months to respond to the CHMP (and can request a three-month extension). The Rapporteur and Co-Rapporteur assess the applicant's replies, submit them for discussion to the CHMP and prepare a final assessment report. Once its scientific evaluation is completed, the CHMP gives a favorable or unfavorable opinion as to whether to grant the marketing authorization. After the adoption of the CHMP opinion, a decision on the MAA must be adopted by the European Commission, after consulting the Standing Committee of the Member States. The European commission prepares a draft decision and circulates it to the member states; if the draft decision differs from the CHMP opinion, the Commission must provide detailed explanations. The Commission adopts a decision within 15 days of the end of the consultation procedure.

    Fast Track Review, Conditional Approval and Approval Under Exceptional Circumstances

              Various programs, including fast track review, conditional approval and approval under exceptional circumstances, are intended to expedite or simplify the approval of drugs that meet certain qualifications. The purpose of these programs is to provide important new drugs to patients earlier than under standard approval procedures.

              For drugs or biologics which are of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation, applicants may submit a substantiated request for accelerated assessment. If the CHMP accepts the request, the review time is reduced to 150 days.

              Furthermore, for certain categories of medicinal products, it may be necessary to grant marketing authorizations on the basis of less complete data than is normally required in order to meet unmet medical needs of patients and in the interest of public health. In such cases, it is possible for the CHMP to recommend the granting of a marketing authorization, subject however to certain specific obligations to be reviewed annually; such marketing authorization may be conditional or under exceptional circumstances. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization or marketing authorization under exceptional circumstances. The granting of conditional marketing authorization or marketing authorization under exceptional circumstances will depend on the applicant's ability to fulfill the conditions imposed within the agreed upon deadline.

              Conditional marketing authorizations may be granted for products designated as orphan medicinal products, if all of the following conditions are met: (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs, and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required.

              Conditional marketing authorizations are valid for one year, on a renewable basis until the holder provides a comprehensive data package. The holder will be required to complete ongoing studies or to conduct new studies with a view to confirming that the benefit-risk balance is positive. In addition, specific obligations may be imposed in relation to the collection of pharmacovigilance data. Once the holder has provided a comprehensive data package, the conditional marketing authorization is replaced by a 'regular' marketing authorization.

              Marketing authorizations under exceptional circumstances may be granted where the applicant demonstrates that, for objective and verifiable reasons, he is unable to provide comprehensive data on the efficacy and safety of the drug under normal conditions of use. Such marketing authorizations are subject to certain conditions, in particular relating to safety of the drug, notification of incidents relating to its use or actions to be taken. They are valid for an indefinite period of time, but the conditions upon which they are based are subject to an annual reassessment.

    United States

              In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (FDCA) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable US requirements at any time during the product development process, approval process or after approval may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, FDA refusal to approve and even accept for review pending new drug applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties, and criminal prosecution.

              Pharmaceutical product development in the US may include:

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
  •
  FDA review and approval of the NDA.

              Adequate and well-controlled clinical trials must be conducted to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. In certain cases, FDA may approve a drug based on one clinical study plus confirmatory evidence. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

    Preclinical Studies

              Preclinical studies include laboratory evaluation of product chemistry, formulation and toxicity, pharmacology, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including FDA's good laboratory practices regulations and USDA's regulations implementing Animal Welfare Act. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical trial protocol, among other things, to the FDA as part of an IND. Certain non-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

    Clinical Trials

              Clinical trials involve the administration of the investigational new drug to human subjects (healthy volunteers or patients) under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing to be conducted in the U.S. (patients and healthy volunteers), as well as subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial generally must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and there are additional, more frequent reporting requirements for suspected serious adverse reactions.

              A study sponsor might choose to discontinue a clinical trial or a clinical development program for a variety of reasons. The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions.

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

              The Subpart H regulations allow certain drugs, for serious or life-threatening conditions, to be approved on the basis of surrogate endpoints or clinical endpoints other than survival or irreversible morbidity. As a condition of approval under Subpart H, the FDA may require certain adequate and well-controlled post-marketing clinical studies to verify and describe clinical benefit of the product as well as fulfill certain other post-marketing commitments. If the required post-marketing studies fail to verify the clinical benefit of the drug, or if the applicant fails to perform the required post-marketing studies with due diligence, the FDA may withdraw approval of the drug following a hearing conducted under the agency's regulations. Under Subpart H, the agency may also withdraw approval of a drug if, among other things, the promotional materials for the product are false or misleading, or other evidence demonstrates that the drug product is not shown to be safe or effective under its conditions of use.

    Breakthrough Designation, Fast Track Designation and Priority Review

              The FDA has various programs, including breakthrough designation, fast track designation and priority review that are intended to expedite or simplify the process for the development and FDA review of drugs that meet certain qualifications. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

              In July 2012, the Food and Drug Administration Safety and Innovation Act (FDASIA) was signed. FDASIA provides for a new designation—Breakthrough Therapy Designation. A breakthrough therapy is a drug intended alone or in combination with one or more other drugs to treat a serious or life threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. If a drug is designated as breakthrough therapy, FDA will expedite the development and review of such drug.

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

              Like their constituent products—drugs and devices—combination products are highly regulated and subject to a broad range of post marketing requirements including cGMPs, adverse event reporting, periodic reports, labeling and advertising requirements and restrictions.

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

    Other US Post marketing Regulatory Requirements

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

              Adverse event reporting and submission of periodic reports is required following FDA approval of a NDA. The FDA also may require post market studies, known as phase 4 studies, and may require a REMS, which could restrict the distribution or use of the product.

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

              In addition to the potential post marketing commitments and requirements noted above (for example, phase 4 studies, REMS) drugs manufactured or distributed pursuant to FDA approvals are subject to post market requirements, including those relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, many changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

              In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP and other requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained, if problems occur after the product reaches the market or if required phase 4 studies do not demonstrate efficacy.

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

              The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only in accordance with the provisions of the approved indication and labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion for uses not consistent with the approved labeling, and a company that is found to have improperly promoted off-label uses may be subject to significant liability under both the FDCA and other statutes, including the False Claims Act.

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

    Pediatric Information

    European Union

              In the European Union, new drugs (i.e. drugs containing a new active substance) for adults, must also be tested in children. This mandatory pediatric testing is carried out through the implementation of a pediatric investigation plan, or PIP, which is proposed by the applicant and approved by the EMA. A PIP contains all the studies to be conducted and measures to be taken in order to support the approval of the new drug, including pediatric pharmaceutical forms, in all subsets of the pediatric population. Validation of the marketing authorization application for adults is subject to the implementation of the PIP. However, one the one hand, the PIP may allow a deferral for one or more of the studies or measures included therein in order not to delay the approval of the drug in adults, and, on another hand, the EMA may grant either a product-specific waiver for the (adult) disease/condition or one or more pediatric subsets or a class waiver for the disease/condition. PIPs are subject to modifications from time to time, when they no longer are workable. Prior to obtaining the validation of a marketing authorization application for adults, the applicant has to demonstrate compliance with PIP at the time of submission of the application. In the case of orphan medicinal products, completion of an approved PIP can result in an extension of the market exclusivity period from ten to twelve years.

              In December 2010, the EMA agreed on our PIP, on the granting of a deferral, and on the granting of a waiver for amikacin (sulfate) nebulizer suspension for inhalation use, in the treatment of Pseudomonas lung infection/colonization in CF patients in accordance with relevant European regulations. A modification of the PIP was submitted in connection with our MAA filing, which was validated by the EMA in February 2015.

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

    Japan

              The Minister of Health, Labour and Welfare is the government agency that provides regulatory approval for pharmaceutical products in Japan. Parties engaged in manufacture or sale of products in Japan must receive the approval of the Minister of Health, Labour and Welfare. The Pharmaceutical Affairs Law of Japan requires a license for marketing authorization when importing to Japan and selling pharmaceutical products manufactured in other countries. It also requires a foreign manufacturer to get each of its manufacturing sites certified as a manufacturing site of pharmaceutical products to be marketed in Japan. To receive a license for marketing authorization, the manufacturer or seller must, at the very least, employ the certain manufacturing marketing, quality and safety personnel. A license for marketing authorization may not be granted if the quality management methods and post marketing safety management methods applied with respect to the pharmaceutical product fail to conform to the standards stipulated in the ordinances promulgated by the Ministry of Health, Labour and Welfare.

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

    Australia

              The Therapeutic Goods Administration ("TGA") is the regulatory body, under the Australian Department of Health, responsible for conducting assessment and monitoring activities of therapeutic goods in Australia. Products under the jurisdiction of the TGA include prescription medicines, medical devices (simple and complex), diagnostic products, vaccines, and biologics. Activities of the TGA include classifying the product based on risk to the person, implementing appropriate regulatory controls for the manufacturing processes, and monitoring approved products with a comprehensive adverse event reporting program. The TGA requires that a marketing authorization be submitted and reviewed for safety and efficacy, and approved before a medication can be marketed and provided to patients commercially. A separate regulatory pathway is utilized to conduct clinical trials in Australia. Australia has also an Orphan drug designation.

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

              Medical devices are also subject to certain post-clearance, post-approval requirements. Those requirements include continuing Quality System Regulation compliance, Medical Device Reporting, Correction and Removal, and requirements governing labeling and promotional advertising.

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

Early Access Programs

    European Union

              Under European law, member states are authorized to adopt national legal regimes for the supply or use of non-authorized drugs in case of therapeutic needs. The most common national legal regimes are compassionate use programs and named patient sales, but other national regimes for early access may be available, depending on the member state. For drugs approved through the centralised procedure, such as orphan drugs, compassionate use programs are also regulated at the European level.

              Special programs can be set up to make available to patients with an unmet medical need a promising medicine which has not yet been authorized for their condition ("compassionate use"). As a general rule, compassionate use programs can only be put in place for drugs or biologics that are expected to help patients with life-threatening, long-lasting or seriously disabling illnesses. These programs are expected to benefit seriously ill patients who currently cannot be treated satisfactorily with authorized medicines, or who have a disease for which no medicine has yet been authorized. The compassionate use route may be a way for patients who cannot enroll in an ongoing clinical trial to obtain treatment with a potentially life-saving medicine. Compassionate use programs are coordinated and implemented by the EU member states, which decide independently how and when to open such programs according to national rules and legislation. Doctors who wish to obtain a promising drug for one of their seriously ill patients will need to contact the relevant national authority in their respective country and follow the procedure that has been set up. Typically the national authority keeps a register of the patients treated with the drug within the compassionate use program, and systems are in place to record any side effects reported by the patients or their doctors. Orphan drugs often are subject to compassionate use programs due to their very nature (rare diseases are life-threatening, long-lasting or seriously disabling diseases) and the unusually long time required for both their approval and their effective marketing.

              Doctors can also obtain promising drugs for their patients by requesting a supply of a drug from the manufacturer or a pharmacist in another country, to be used for a patient under their direct responsibility. This is often called treatment on a 'named-patient basis' and should not be confused with compassionate use programs. In this case, the doctor responsible for the treatment will either contact the manufacturer directly or make a prescription for a pharmacist. While manufacturers or pharmacists do record what they supply, there is no central register of the group of patients that are being treated in this way.

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

Healthcare Law and Regulation/Fraud and Abuse Laws

              Healthcare providers, physicians and third-party payers (government or private) often play a primary role in the recommendation and prescription of health care products. In the U.S., numerous detailed requirements apply to government and private health care programs, and a broad range of federal and state fraud and abuse and transparency laws are relevant to pharmaceutical companies. Federal and state healthcare laws and regulations in these areas include the following:

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

Employees

              As of December 31, 2014, we had a total of 89 employees, including 47 in research, clinical, regulatory, medical affairs and quality assurance; 12 in technical operations, manufacturing and quality control; and 30 in general and administrative functions, including pre-commercial activities. We anticipate additional hires in 2015, including country managers in Germany and France who were hired in January 2015.

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

              In the fourth quarter of 2014, we filed a MAA with the EMA for ARIKAYCE for the treatment of NTM lung infections as well as Pseudomonas lung infections in CF patients. The MAA for ARIKAYCE was validated in February 2015 after the EMA's pediatric committee approved the PIP for ARIKAYCE.

              In addition, based on discussions with the FDA, we have commenced with a global phase 3 study which is designed to confirm the positive culture conversion results seen in our phase 2 clinical trial. This confirmatory study is primarily investigating ARIKAYCE for use in non-CF patients with MAC NTM lung infections who have thus far failed their multi-drug treatment regimen.

              We do not expect ARIKAYCE or any other drug candidates we may develop to be commercially available for at least the next year or two, if at all.

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
  •
  Design and conduct appropriate preclinical and clinical studies according to good laboratory and good clinical practices and disease-specific expectations of FDA and other regulatory bodies;
  •
  Select and recruit clinical investigators;
  •
  Select and recruit subjects for our studies;
  •
  Collect, analyze and correctly interpret the data from our studies;
  •
  Submit for and receive regulatory approvals for marketing;
  •
  Submit for and receive reimbursement approvals for market access: and
  •
  Manufacture the drug product candidates and device components according to cGMP.

              The development program with respect to any given product will take many years and thus delay our ability to generate profits. In addition, potential products that appear promising at early stages of development may fail for a number of reasons, including the possibility that the products may require significant additional testing or turn out to be unsafe, ineffective, too difficult or expensive to develop or manufacture, too difficult to administer or unstable. If we do not proceed with the development of our ARIKAYCE program in the NTM or CF indications, certain organizations that provided funding to us for such developmental efforts may elect to proceed with the development of these indications. Even if we are successful in obtaining regulatory approval for our product candidates, including ARIKAYCE, we may not obtain labeling that permits us to market them with commercially viable claims because the final wording of the approved indication may be restrictive, or the available clinical data may not provide adequate comparative data with other products. Failure to successfully commercialize our products will adversely affect our business, financial condition, results of operations and prospects.

If regulatory agencies limit our proposed NTM or CF treatment population for ARIKAYCE, our clinical studies do not produce positive results or our clinical trials are delayed, or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates in the US, Europe or other countries.

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
  •
  We may decide to limit or abandon our commercial development programs;
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

              We do not have any in-house manufacturing capability other than for development and characterization and depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our product candidates on a clinical or commercial scale. ARIKAYCE and the nebulizer each are supplied by a sole manufacturer. We are dependent on Althea for the production of ARIKAYCE. We do not have a supply agreement with Althea and there is no assurance that we will enter into an agreement or that we will enter into an agreement on terms favorable to us. We are dependent upon PARI for the production and supply of the eFlow Nebulizer System. The inability of a supplier to fulfill our supply requirements could materially adversely affect our ability to obtain and maintain regulatory approvals and future operating results. A change in the relationship with any supplier, or an adverse change in their business, could materially adversely affect our future operating results.

              We are dependent upon PARI being able to provide an adequate supply of nebulizers both for our clinical trials and for commercial sale in the event ARIKAYCE receives marketing approval. These nebulizers must be in good working order and meet specific performance characteristics. We intend to work closely with PARI to coordinate efforts regarding regulatory requirements.

              We are dependent upon Althea being able to provide an adequate supply of ARIKAYCE both for our clinical trials and for commercial sale in the event ARIKAYCE receives marketing approval. Althea currently manufactures ARIKAYCE at a relatively small scale. In order to meet potential commercial demand if ARIKAYCE is approved, we will need to work with Althea and others, including Therapure, to increase the scale of our manufacturing activities. We intend to work closely with Althea and Therapure to coordinate efforts regarding regulatory requirements and our supply needs.

              We do not have long-term commercial agreements with all of our suppliers, including Althea, and if any of our suppliers are unable or unwilling to perform for any reason, we may not be able to locate suppliers or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our components in a timely manner from these third parties could delay clinical trials or commercialization and prevent us from developing and distributing our products in a cost-effective manner or on a timely basis.

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

              We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA and EMA. Since our merger with Transave, we have not completed a regulatory filing and review process for, obtained regulatory approval of or commercialized any of our product candidates. Our limited experience might prevent us from successfully designing, implementing, or completing a clinical trial. The application processes for FDA, EMA and other regulatory agencies are complex and difficult and vary by regulatory agency. We have limited experience in conducting and managing the application processes necessary to obtain regulatory approvals in the various countries and we might not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize ARIKAYCE, or might be significantly delayed in doing so, which may materially harm our business.

We may not be able to enroll enough patients to complete our clinical trials.

              The completion rate of our global phase 3 clinical study of ARIKAYCE for NTM and other future clinical studies of our products is dependent on, among other factors, the patient enrollment rate. Patient enrollment is a function of many factors, including:

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

              If any of our products meet the criteria for approval pursuant to Subpart H (accelerated approval), such approval will be subject to our carrying out, with due diligence, adequate and well-controlled post market studies to verify and describe their clinical benefit. If we fail to complete such studies with due diligence, or if the results of such studies fail to demonstrate clinical benefit, FDA may, following a hearing, withdraw product approval.

The commercial success of ARIKAYCE or any other product candidates that we may develop will depend upon many factors, including the degree of market acceptance by physicians, patients, third-party payers and others in the medical community.

              Even if we are able to successfully complete development of, obtain regulatory approval for, and bring ARIKAYCE to market, ARIKAYCE may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. If ARIKAYCE, or any other products we bring to market, do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of ARIKAYCE and any other product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

              Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical trials, market acceptance of the product will not be known until after it is launched. For example, if a clinical trial is not designed to demonstrate advantages over alternative treatments, we may be prohibited from promoting our product candidates on any such advantages. Our efforts to educate the medical community and third-party payers on the benefits of our product candidates may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by more established technologies marketed by our competitors.

We currently have a very small marketing or sales organization, and we have limited experience as a company in marketing drug products. If we are unable to establish our own marketing and sales capabilities, or are unable to enter into agreements with third parties, to market and sell our products after they are approved, we may not be able to generate product revenues.

              We have a very small commercial organization for the marketing, market access, sales and distribution of any drug products. In order to commercialize ARIKAYCE or any other product candidates, we must develop these capabilities on our own or make arrangements with third parties for the marketing, sales and distribution of our products. The establishment and development of our own sales force would be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capability. As a result, we may seek one or more partners to handle some or all of the sales and marketing of ARIKAYCE. However, we may not be able to enter into arrangements with third parties to sell ARIKAYCE on favorable terms or at all. In the event we are unable to develop our own marketing, market access, and sales force or collaborate with a third-party marketing, market access, and sales organization, we may not be able to successfully commercialize ARIKAYCE or any other product candidates that we develop, which would adversely affect our ability to generate product revenues. Further, whether we commercialize products on our own or rely on a third party to do so, our ability to generate revenue will be dependent on the effectiveness of the sales force.

              Promotional materials for our approved drug products must be submitted, along with Form 2253, to FDA's Office of Prescription Drug Products (OPDP) at the time of initial dissemination or publication. For products approved pursuant to Subpart H, promotional materials intended to be used during product launch must be submitted during the pre-approval review period, at least 30 days prior to the intended time of initial dissemination or publication. For other products, OPDP encourages pre-launch review, and will provide advisory comments in response to such submissions upon request. There is no guarantee that OPDP will agree that the proposed promotional materials comply with applicable FDA requirements. A negative response in OPDP Advisory Comments may require us to revise planned promotional materials and may limit the claims we can use in such materials. If OPDP considers promotional materials already disseminated or published to violate applicable FDA requirements, OPDP may initiate enforcement action, including Untitled Letters/Notices of Violation, Warning Letters, Injunction/Consent decree, Seizures/Criminal action, and/or Civil and monetary penalties.

We have limited experience operating internationally, are subject to a number of risks associated with our international activities and operations and may not be successful in our efforts to expand internationally.

              We have manufacturing, collaboration, clinical trial and other relationships outside the United Sates but we currently have very limited operations outside of the United States. In order to meet our long-term goals, we will need to grow our international operations over the next several years. Consequently, we are and will continue to be subject to additional risks related to operating in foreign countries, including:

  •
  the fact that we have limited experience operating our business internationally;
  •
  we may not achieve the optimal pricing and reimbursement for ARIKAYCE;
  •
  there may be fewer addressable NTM and/or CF patients than were originally forecasted;
  •
  unexpected adverse events related to ARIKAYCE or our other product candidates that occur in foreign markets that we have not experienced in the United States;
  •
  local, economic and political conditions, including geopolitical events, such as war and terrorism, foreign currency fluctuations, which could result in increased or unpredictable operating expenses and reduced revenues and other obligations incident to doing business in, or with a company located in, another country;
  •
  unexpected changes in reimbursement and pricing requirements, tariffs, trade barriers and regulatory requirements;
  •
  economic weakness, including foreign currency exchange risks, inflation or political instability in particular foreign economies and markets; and
  •
  compliance with foreign or U.S. laws, rules and regulations, including data privacy requirements, labor relations laws, tax laws, anti- competition regulations, import, export and trade restrictions, anti-bribery/anti-corruption laws, regulations or rules, which could lead to actions by us or our licensees, distributors, manufacturers, other third parties who act on our behalf or with whom we do business in foreign countries or our employees who are working abroad that could subject us to investigation or prosecution under such foreign or U.S. laws.

              These and other risks associated with our international operations may materially adversely affect our business and results of operations.

Risks Related to Our Reliance on Third Parties

We rely on third parties including clinical research organizations, or CROs, clinical laboratories, analytical laboratories and other providers for many services. If we are unable to form and sustain these relationships, or if any third-party arrangements that we may enter into are unsuccessful, our ability to develop and commercialize our products may be materially adversely affected.

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
  •
  We are not able to control the regulatory compliance of CROs, third-party suppliers, contractors and collaborators, including their processes and procedures, systems utilized to collect and analyze data, and equipment used to test drug product and/or clinical supplies;
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

              We are dependent upon Althea being able to provide an adequate supply of ARIKAYCE both for our clinical trials and for commercial sale in the event ARIKAYCE receives marketing approval. We do not have a supply agreement with Althea and are currently purchasing under a purchase order basis. There can be no assurance that we will enter into a supply agreement or that we will enter into an agreement on terms favorable to us. In 2013, Althea was acquired by Ajinomoto Co., a global manufacturing company based in Japan and now operates as Ajinomoto Althea, Inc.

              Althea currently manufactures ARIKAYCE at a relatively small scale. In order to meet potential commercial demand, if ARIKAYCE is approved, we have identified Therapure in Canada as an alternate site of manufacture that operates at a larger scale. Therapure may not be able to successfully transfer the ARIKAYCE manufacturing process to their site, or we may not be able to obtain regulatory approvals for ARIKAYCE produced at Therapure's facility. We may not be able to secure an alternative source of ARIKAYCE at an adequate scale of production.

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

              We also rely on third parties to select and enter into agreements with clinical investigators to conduct clinical trials to support approval of our products and the failure of these third parties to carry out such evaluation and selection can adversely affect the quality of the data from these studies and, potentially, the approval of our products. In particular, as part of our new drug approval submissions, we must disclose any financial interests of investigators who participated in any of the clinical studies being submitted in support of approval, or must certify to the absence of such financial interests. FDA evaluates the information contained in such disclosures to determine whether disclosed interests may have an impact on the reliability of a study. If FDA determines that financial interests of any clinical investigator raise serious questions of data integrity, FDA can institute a data audit, request that we submit further data analyses, conduct additional independent studies to confirm the results of the questioned study, or refuse to use the data from the questioned study as a basis for approval. A finding by FDA, that a financial relationship of an investigator raise serious questions of data integrity, could delay or otherwise adversely affect approval of our products.

Risks Related to Our Financial Condition and Capital Requirements

We have a history of operating losses. We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

              We are a biopharmaceutical company focused on developing and commercializing inhaled therapies for patients battling serious lung diseases that are often life threatening. We have incurred losses each previous year of our operation, except in 2009, when we sold our manufacturing facility and certain other assets to Merck. We expect to continue incurring operating losses for the foreseeable future. The process of developing and commercializing our products requires significant pre-clinical and clinical testing as well as regulatory approvals for commercialization and marketing before we are allowed to begin product sales. In addition, commercialization of our drug candidates likely would require us to establish a sales and marketing organization and contractual relationships to enable product manufacturing and other related activities. We expect that our activities, together with our general and administrative expenses, will continue to result in substantial operating losses for the foreseeable future. As of December 31, 2014, our accumulated deficit was $470.8 million. For the year ended December 31, 2014, our consolidated net loss was $79.2 million.

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
  •
  Commercializing ARIKAYCE and any other product candidates for which we obtain marketing approval; and
  •
  Achieving market acceptance and reimbursement of ARIKAYCE and any other product candidates for which we obtain marketing approval in the medical community and with patients and third-party payers.

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

              Our operations have consumed substantial amounts of cash since our inception. We expect to continue to incur substantial research and development expenses, and we expect to expend substantial financial resources to complete development of, seek regulatory approval for, and prepare for commercialization of ARIKAYCE. We may need to seek additional funding in order to complete any clinical trials related to ARIKAYCE, seek regulatory approvals of ARIKAYCE, and commercially launch ARIKAYCE. We also may require additional future capital in order to continue our other research and development activities or to acquire complementary technology. As of December 31, 2014, we had $159.2 million of cash and cash equivalents on hand. If adequate funds are not available to us when needed, we may be required to reduce or eliminate research and development programs or commercial efforts.

              Our future capital requirements will depend on many factors, including factors associated with:

  •
  Phase 2 and phase 3 clinical trials and commercialization of ARIKAYCE;
  •
  Early access programs;
  •
  Non-clinical and clinical testing;
  •
  Process development and scale up for manufacturing;
  •
  Manufacturing;
  •
  Performance of our third-party suppliers and manufacturers;
  •
  Obtaining marketing, sales and distribution capabilities;
  •
  Obtaining regulatory approvals;
  •
  Research and development, including formulation development;
  •
  Retaining employees and consultants;
  •
  Global expansion efforts;
  •
  Filing and prosecuting patent applications and enforcing and defending patent claims;
  •
  Establishing strategic alliances and collaborations with third-parties; and
  •
  Current and potential future litigation.

              We also may need to spend more funds than currently expected because we may further change or alter drug development plans, acquire additional drugs or drug candidates or we may misjudge our costs. As of December 31, 2014, we had no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable. We cannot assure that our cash reserves together with any subsequent funding will be sufficient for our capital requirements. The failure to satisfy our capital requirements will adversely affect our business, financial condition, results of operations and prospects.

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

              In 2014 and 2012, we generated no revenue. In 2013, we generated other revenue from the modification of a previously granted license of our IPLEX technology. Unless we can execute one or more revenue generating transactions or successfully obtain regulatory approval for and commercialize ARIKAYCE, we will have no material sources of operating revenue. We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop and seek to commercialize ARIKAYCE.

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

In process research and development (IPRD) currently comprises approximately 25% of our total assets. A reduction in the value of our IPRD could impact our results of operations and financial condition.

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

              We have substantial tax loss carry forwards for US federal income tax purposes. Our ability to fully use certain carry forwards prior to December 2010 to offset future income or tax liability was limited under section 382 of the Internal Revenue Code of 1986, as amended. Changes in the ownership of our stock, including those resulting from the issuance of shares of our common stock upon exercise of outstanding warrants or options, may limit or eliminate our ability to use certain net operating losses in the future.

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

              Specifically related to INS1009, we believe that this product could be eligible for approval under Section 505(b)(2) of the FDCA. Like a traditional NDA that is submitted under Section 505(b)(1) of the FDCA, a 505(b)(2) NDA must include full safety and effectiveness reports, but unlike a traditional NDA the applicant may rely at least in part on studies not conducted by or for the applicant. The ability to rely on existing data to support safety and/or effectiveness can reduce the time and cost associated with traditional NDAs. We cannot be sure that we will obtain approval for INS1009 under the 505(b)(2) pathway.

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

              If a drug is approved based on a surrogate endpoint under Subpart H the approval will be subject to the requirement that the applicant study the drug further, to verify and describe its clinical benefit, where there is uncertainty as to the relation of the surrogate endpoint to clinical benefit, or of the observed clinical benefit to ultimate outcome. Post marketing studies would usually be studies already underway. When required to be conducted, such studies must also be adequate and well-controlled. The applicant shall carry out any such studies with due diligence.

For ARIKAYCE to be successfully developed and commercialized, in addition to regulatory approvals required for ARIKAYCE, the eFlow nebulizer system must satisfy certain regulatory requirements and its use as a delivery system for ARIKAYCE must be approved for use in any market in which we intend to commercialize ARIKAYCE.

              Although the optimized eFlow Nebulizer System is CE marked by PARI in Europe, outside Europe it is labeled as investigational for use in our clinical trials in the US, Canada, Australia and Japan. The optimized eFlow Nebulizer System is not approved for commercial use in the US, Canada or certain other markets in which we may choose to commercialize ARIKAYCE if approved. The eFlow Nebulizer System must receive regulatory approval before we can market ARIKAYCE. We will continue to work closely with PARI to coordinate efforts regarding regulatory requirements, including our proposed filings for a drug and device.

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

If we are unable to obtain adequate reimbursement from governments or third-party payers for ARIKAYCE or any other products that we may develop or if we are unable to obtain acceptable prices for those products, our prospects for generating revenue and achieving profitability may be materially adversely affected.

              Our prospects for generating revenue and achieving profitability depend heavily upon the availability of adequate reimbursement for the use of our approved product candidates from governmental and other third-party payers, both in the US and in other markets. Reimbursement by a third party payer may depend upon a number of factors, including the third party payer's determination that use of a product is:

  •
  A covered benefit under its health plan;
  •
  Safe, effective and medically necessary;
  •
  Appropriate for the specific patient;
  •
  Cost-effective; and
  •
  Neither experimental nor investigational.

              Obtaining reimbursement approval for a product from each government or other third-party payer is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payer. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payers' satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payer determines that a product is eligible for reimbursement, the payer may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-US regulatory authorities. In addition, there is a risk that full reimbursement may not be available for high priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, also may not be sufficient to cover our costs and may not be made permanent. Subsequent approvals of competitive products could result in a detrimental change to the reimbursement of our products.

              There is a significant focus in the US healthcare industry and elsewhere on cost containment and value. We expect changes in the Medicare program and state Medicaid programs, as well as managed care organizations and other third-party payers to continue to put pressure on pharmaceutical product pricing in return for near-term cost effectiveness or budget impact. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. Although the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations when setting their own reimbursement rates, and any reimbursement reduction resulting from the MMA may result in a similar reduction in payments from private payers.

              In March 2010, the Patient Protection and Affordable Care Act, or PPACA, which was intended to broaden access to health insurance, constrain and reduce the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, was passed into law. Effective in October 2010, the PPACA revised the definition of "average manufacturer price" for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, beginning in 2011, the new law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. We do not know the full effects that the PPACA will have on our commercialization efforts but we believe it is likely that the law will continue the pressure on pharmaceutical pricing, especially under the Medicare program, and also may increase our regulatory burdens and operating costs. If one or more of our product candidates reaches commercialization, such changes may have a significant impact on our ability to set a price we believe is fair for our products and may adversely affect our ability to generate revenue and achieve or maintain profitability. We expect further federal and state proposals and health care reforms to continue to be proposed by legislators, which could limit the prices that can be charged for the products we develop and may limit our commercial opportunity.

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

              Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. Substantial new requirements affecting compliance were enacted as part of PPACA, which may require us to modify our business practices with health care practitioners. For example, drug manufacturers are required to report information on payments or transfers of value to U.S. physicians and teaching hospitals as well as investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties. The reported data began to be posted in searchable form on a public website on September 30, 2014. In addition, other countries, including France, require the disclosure of certain payments to health care professionals.

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

              In the United States, we are subject to various federal and state health care "fraud and abuse" laws, including anti-kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer or a party acting on its behalf, to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. Under federal government regulations, some arrangements, known as safe harbors, are deemed not to violate the federal Anti-Kickback Statute. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute. False claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payers, including government payers, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks has caused health care providers to submit false claims to governmental health care programs when they prescribe drugs or fill prescriptions for off-label purposes. Under the Health Insurance Portability and Accountability Act of 1996, we are prohibited from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines or exclusion or suspension from federal and state health care programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.

              Many states have adopted laws similar to the federal anti-kickback statute, some of which apply to the referral of patients for health care services reimbursed by any source, not just governmental payers. In addition, California and a few other states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America, or PhRMA, Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. Health record privacy laws may limit access to information identifying those individuals who may be prospective users or prohibit contact with any persons enrolled in Medicare or Medicaid. There are ambiguities as to what is required to comply with these state requirements, and we could be subject to penalties if a state determines that we have failed to comply with an applicable state law requirement.

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

              Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, the America Invents Act was signed into law in the United States in September 2011, with phased implementation through March 2013, and includes a number of changes to established practices. These include the transition to a first-to-file system, establishment of new procedures for challenging patents and implementation of different methods for invalidating patents. We cannot predict the impact that new laws, government rule-making, implementing regulations and applicable case law may have on the strength of our patents. Certain reforms may make it easier for competitors to challenge our patents and could have a material adverse effect on our business and prospects. In addition, any patents we procure may require cooperation with companies holding related patents and we may have difficulty forming a successful relationship with such other companies.

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

We may not be able to enforce our intellectual property rights throughout the world.

              The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our in-licensed patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

              Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.

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

              Third parties may claim that we have infringed upon or misappropriated their proprietary rights. Third parties may attempt to obtain, patent protection relating to the production and use of our product candidates. We cannot assure you that any issued patents, or patents that may later issue to third parties, would not negatively affect our commercialization of ARIKAYCE, INS1009 or any other product. We cannot assure you that such patents can be avoided or invalidated or would be licensed to us at commercially reasonable rates or at all. We cannot assure you that we will be successful in any intellectual property litigation that may arise or that such litigation would not have an adverse effect on our business, financial condition, results of operation or prospects. In the event of a successful claim against us for infringement or misappropriation of a third party's proprietary rights, we may be required to:

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

              In particular, PAH is a competitive indication with established products, including other formulations of treprostinil. Our supply of the active pharmaceutical ingredient for INS1009 is dependent upon a single supplier. The supplier owns patents on its manufacturing process and we have filed patent applications for INS1009. A competitor in the PAH indication may claim that we or our supplier have infringed upon or misappropriated their proprietary rights. We cannot be sure that we or our supplier will be successful in any intellectual property litigation that may arise or that such litigation would not have an adverse effect on our business, financial condition, results of operation or prospects.

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

              We currently have a licensing agreement with PARI for exclusive use of the optimized eFlow Nebulizer System for delivery of ARIKAYCE in treating patients with NTM infections, CF and bronchiectasis. We have rights to several US and foreign issued patents, and patent applications involving improvements to the optimized eFlow Nebulizer System. Under the licensing agreement, PARI is entitled to receive payments either in cash, qualified stock or a combination of both, at PARI's discretion, based on achievement of certain milestone events including phase 3 trial initiation, first acceptance of MAA submission (or equivalent) in the US of ARIKAYCE and the device, first receipt of marketing approval in the US for ARIKAYCE and the device, and first receipt of marketing approval in a major EU country for ARIKAYCE and the device. There can be no assurance that the foregoing milestone events will be achieved and therefore there can be no assurance that we will make any future payments. We are required to use commercially reasonable efforts to pursue the clinical development of ARIKAYCE in one or more countries and, for CF at least in the United States, and after obtaining such marketing approval to use commercially reasonable efforts to market and sell ARIKAYCE in the countries in which it is approved. If we fail to meet some or all of our obligations under the licensing agreement or choose to discontinue commercialization of ARIKAYCE in any indication, PARI may compete in the indication, we may lose the exclusive rights to use the PARI device with ARIKAYCE in the indication, and we may lose the non-exclusive right to use the PARI device with ARIKAYCE in the indication. Termination of the licensing agreement or loss of exclusive rights may occur if we fail to meet our obligations, including payment of royalties to PARI, or if we do not meet certain milestones contained in the licensing agreement such as obtaining marketing approval or achieving the first commercial sale of ARIKAYCE. PARI may also choose to terminate the agreement if we do not use commercially reasonable efforts over a two year period of time.

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

              In each of our potential product areas, we face substantial competition from pharmaceutical, biotechnology and other companies, universities and research institutions. Relative to us, most of these entities have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical studies and obtaining regulatory approvals, as well as in manufacturing and marketing pharmaceutical products. Many of our competitors may achieve product commercialization or patent protection earlier than us. Furthermore, we believe that our competitors have used, and may continue to use, litigation to gain a competitive advantage. Finally, our competitors may use different technologies or approaches to the development of products similar to the products we are seeking to develop.

              If ARIKAYCE is approved for Pseudomonas lung infections in CF patients, it will compete against Tobi, the current standard of care for the chronic management of these infections. Tobi is marketed by Novartis. Other competitors in this market include Gilead and Actavis, and we are aware of other companies also developing products for this indication. We cannot assure you that if ARIKAYCE is approved for this indication or NTM that it will be able to compete successfully in the marketplace.

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

              There are potential competitive products, both approved and in development, which include oral, systemic, or inhaled antibiotic products to treat chronic respiratory infections. If any of our competitors develops a product that is more effective, safer, tolerable or, convenient or less expensive than ARIKAYCE, it would adversely affect our ability to generate revenues. We also may face lower priced generic competitors if third-party payers encourage use of generic or lower-priced versions of our product or if competing products are imported into the US from Canada, Mexico or other countries.

Regulatory approvals of products that treat the underlying cause of CF could reduce the market opportunity for ARIKAYCE.

              The FDA and EMA have approved Kalydeco (ivacaftor) by Vertex as the first drug approved to treat patients with certain mutations of CF. Vertex also is studying Kalydeco, in combination with another drug candidate, for a more common CF mutation. We cannot predict the potential effects of Kalydeco or similar products approved in the future on inhaled antibiotic use in CF. It is possible that these therapies could decrease the number or proportion of CF patients who acquire Pseudomonas lung infections and thereby decrease the market for inhaled antibiotics like ARIKAYCE.

If another party obtains orphan drug exclusivity for a product that is essentially the same as a product we are developing for a particular indication, we may be precluded or delayed from commercializing the product in that indication.

              Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the US. See "Business—Government Regulation—Orphan Drugs—United States." The company that obtains the first marketing approval from the FDA for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. Similar laws exist in EU with a term of ten years. See "Business—Government Regulation—Orphan Drugs—Europe." If a competitor obtains approval of the same drug for the same indication or disease before us, we would be prohibited from obtaining approval for our product for seven or more years, unless our product can be shown to be clinically superior. In addition, more than one drug may be approved by the FDA for the same orphan indication or disease as long as the drugs are different drugs. As a result, even if one of our products is approved and receives orphan drug exclusivity, as ARIKAYCE was for treating patients with NTM infections and CF patients with Pseudomonas, the FDA may approve different drugs for use in treating the same indication or disease covered by our product, which could adversely affect our competitive position.

If we obtain orphan exclusivity for a product, the FDA may approve another product during our orphan exclusivity period for the same indication under certain circumstances.

              The Orphan Drug Act was created to encourage companies to develop therapies for rare diseases by providing incentives for drug development and commercialization. One of the incentives provided by the act is seven years of market exclusivity in the United States for the first product in a class licensed for the treatment of a rare disease. Orphan exclusivity will not, however, bar approval of another product under certain circumstances. One such circumstance is if a product with the same active ingredient is proven safe and effective for a different indication. Another circumstance is if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. FDA may also approve another product with the same active ingredient and the same indication if the company with orphan drug exclusivity is not able to meet market demand. Further, FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. All of the above circumstances could create a more competitive market for us.

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

              Historically, when the market price of a stock has been volatile, shareholders are more likely to institute securities and derivative class action litigation against the issuer of such stock. If any of our shareholders were to institute a lawsuit against us, we could incur substantial costs defending the lawsuit. Any lawsuit could divert the time and attention of our management.

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

              As of February 2, 2015, 4,763,528 shares of our common stock are potentially issuable under outstanding restricted stock units and stock options to our employees, officers, directors and consultants.

              The conversion or exercise of some or all of our restricted stock units and options will dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

              Additionally, our Articles of Incorporation currently authorize us to issue up to 500 million common shares. As of February 2, 2015 we had 49,994,137 shares of common stock outstanding. To the extent that we issue additional common stock in connection with any offerings of securities, strategic transactions, or otherwise, the ownership interest of existing shareholders will be further diluted.

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

Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our business operations, including our drug development programs.

              Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material adverse effect on our business operations, including a material disruption of our drug development programs. Unauthorized disclosure of sensitive or confidential client or employee data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation. Similarly, unauthorized access to or through our information systems and networks, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our drug candidates could be delayed.

              Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that our coverage will cover all claims, continue to be available on reasonable terms or will be sufficient in amount to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

              None.

ITEM 2.    PROPERTIES

              We currently lease 42,857 square feet of laboratory and office space at 10 Finderne Avenue in Bridgewater, New Jersey. This lease will expire in November 2019. We have the ability to lease approximately 14,000 square feet of additional space at this location.

              We also lease approximately 18,000 square feet of office space in Richmond, Virginia. The lease expires in October 2016. Our corporate headquarters were formerly located in Richmond but we closed this facility. In December 2014, we entered into an agreement to sublet this space for the remainder of the lease term.

ITEM 3.    LEGAL PROCEEDINGS

              From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 11 to the Notes to the Consolidated Financial Statements included in this report for a description of our current legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

              Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

              Our trading symbol is "INSM." Our common stock currently trades on the Nasdaq Global Select Market. Until February 3, 2014, our common stock traded on the Nasdaq Capital Market. The following table lists the high and low sale prices per share for our common stock on a quarterly basis for both 2014 and 2013.

Fiscal Year 2014	High	Low
Fourth Quarter	$16.42	$12.57
Third Quarter	20.11	11.65
Second Quarter	19.98	12.10
First Quarter	21.54	15.91

Fiscal Year 2013	High	Low
Fourth Quarter	$17.60	$12.17
Third Quarter	16.50	9.00
Second Quarter	14.30	6.56
First Quarter	7.71	5.56

              On February 2, 2015, the last reported sale price for our common stock on the Nasdaq Global Select Market was $15.41 per share. As of February 2, 2015, there were 143 holders of record of our common stock.

              On December 15, 2014, we entered into a Stock Purchase Agreement with Hercules pursuant to which we issued 70,771 shares of common stock, par value $0.01 per share (which represented less than 1% of the outstanding Common Stock as of the date thereof), at a price of $14.13 per share (the closing price on December 12, 2014), for an aggregate purchase price of approximately $1.0 million. The securities sold in the private placement were not registered under the Securities Act of 1933, as amended (the "Act") and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Act. We believe that the issuance of the securities in this transactions were exempt from registration under Section 4(2) of the Act.

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

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Insmed Incorporated, the NASDAQ Composite Index, the S&P 500 Index, the NASDAQ
Pharmaceutical Index and the NASDAQ Biotechnology Index

*
$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.    SELECTED FINANCIAL DATA

              The following selected financial data reflects our consolidated statements of operations and consolidated balance sheets as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. The data below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our

consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Historical Statement of Operations Data:
Revenues	$-	$11,500	$-	$4,417	$6,921
Operating expenses:
Research and development	56,292	44,279	29,781	28,623	4,702
General and administrative	31,073	22,236	12,657	11,523	10,311
Impairment loss	-	-	-	25,990	-

Total operating expenses	87,365	66,515	42,438	66,136	15,013

Operating loss	(87,365)	(55,015)	(42,438)	(61,719)	(8,092)
Investment income	58	166	1,822	2,064	1,845
Interest expense	(2,415)	(2,412)	(763)	(10)	(109)
Other, net	141	(33)	5	1	-

Loss before income taxes	(89,581)	(57,294)	(41,374)	(59,664)	(6,356)
Income tax (benefit)/expense	(10,422)	(1,221)	-	-	78

Net loss	(79,159)	(56,073)	(41,374)	(59,664)	(6,434)

Accretion of beneficial conversion feature	-	-	-	(9,175)	-

Net loss attributable to common stockholders	$(79,159)	$(56,073)	$(41,374)	$(68,839)	$(6,434)

Basic and diluted net loss attributable to common stockholders per share (1)	$(1.84)	$(1.60)	$(1.56)	$(2.95)	$(0.49)

Weighted average basic and diluted common shares outstanding (1)	43,095	34,980	26,545	23,348	13,250

Historical Balance Sheet Data:
Cash, cash equivalents and short-term investments	$159,226	$113,894	$90,782	$76,272	$108,049
Certificate of deposit	$-	$-	$2,153	$2,085	$2,176
Total assets	$230,864	$176,498	$153,561	$139,833	$196,265
Current portion of long-term debt	$-	$3,283	$3,007	$-	$-
Long-term debt, net of current portion	$24,856	$16,338	$16,221	$-	$-
Stockholders' equity	$186,237	$143,324	$120,882	$134,267	$192,843

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

OVERVIEW

              Insmed is a biopharmaceutical company dedicated to improving the lives of patients battling serious lung diseases. We are focused on the development and commercialization of ARIKAYCE, or liposomal amikacin for inhalation, for at least two identified orphan patient populations: patients with nontuberculous mycobacteria (NTM) lung infections and cystic fibrosis (CF) patients with Pseudomonas aeruginosa (Pseudomonas) lung infections. We are also focused on the development of INS1009, an inhaled treprostinil prodrug. Treprostinil is a prostacyclin used in the treatment of pulmonary arterial hypertension (PAH), a chronic, life-threatening disorder characterized by abnormally high blood pressure in the arteries between the heart and lungs.

              In the fourth quarter of 2014, we filed a Marketing Authorization Application (MAA) with the EMA for ARIKAYCE for the treatment of NTM lung infections as well as Pseudomonaslung infections in CF patients. The MAA for ARIKAYCE was validated in February 2015 after the EMA's pediatric committee approved the Pediatric Investigation Plan (PIP) for ARIKAYCE. The validation of the MAA filing is the start of the formal review process by the EMA.

              In addition, following discussions with the FDA, we have commenced a phase 3 randomized, open-label, global study which is designed to confirm the positive culture conversion results seen in our phase 2 clinical trial. This confirmatory study is investigating ARIKAYCE for use in non-CF patients 18 years and older with Mycobacterium avium complex (MAC) NTM lung infections who have thus far failed to achieve culture conversion on a multi-drug treatment regimen. This subgroup of patients in the phase 2 trial responded particularly well to treatment. We believe this approach will confirm the previous study results and could provide a path to filing and approval for an indication in patients with NTM who are refractory to treatment. Following discussions with the FDA, the primary efficacy endpoint will be proportion of patients achieving culture conversion, with additional goals of demonstrating sustainability and safety. The protocol for the phase 3 trial was agreed upon following dialogue with the FDA and was approved by the U.S. Central Institutional Review Board (IRB). We initiated the global trial in early 2015 and expect to complete enrollment within one year. We anticipate having preliminary top-line clinical results from the confirmatory phase 3 study in mid-2016. If the study meets the primary endpoint of culture conversion, we believe we would be eligible to submit a new drug approval application (NDA) pursuant to 21 CFR 314 Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) which permits FDA to approve a drug based on a "surrogate endpoint" provided the sponsor commits to post-market studies to verify and describe the drug's clinical benefit. We expect to conduct the trial at over eighty sites including the United States, Europe, Australia, Japan and Canada with enrollment of approximately 300 patients.

              We were incorporated in the Commonwealth of Virginia on November 29, 1999. On December 1, 2010, we completed a business combination with Transave, Inc., a privately held, New Jersey-based pharmaceutical company focused on the development of differentiated and innovative inhaled pharmaceuticals for the site-specific treatment of serious lung infections. Our continuing operations are based on the technology and products historically developed by Transave. Our principal executive offices are located at 10 Finderne Avenue, Building 10, Bridgewater, New Jersey 08807 and our phone number is (908) 977-9900. Our Internet address is www.insmed.com.

KEY COMPONENTS OF OUR STATEMENT OF OPERATIONS

Revenues

              We did not recognize any revenue in 2014 and 2012. In 2013, our other revenue solely consisted of an $11.5 million payment received from Premacure Holdings AB and Premacure AB of Sweden (now Shire plc) in exchange for the Company's right to receive royalties under its license agreement with Premacure. We recorded this as other revenue after all four revenue recognition criteria were present and we had no continuing performance obligations related to the payment received. We currently do not recognize any revenue from product sales or other sources.

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

              Since 2011, we have focused our development activities principally on our proprietary, advanced liposomal technology designed specifically for inhalation lung delivery. In 2013, we completed a phase 3 trial in Europe and Canada in which we evaluated ARIKAYCE in CF patients with Pseudomonas lung infections. In 2014, we completed a phase 2 clinical trial in the US and Canada of ARIKAYCE in patients with NTM lung infections. In 2015, we commenced a global phase 3 trial for ARIKAYCE for patients with NTM lung infections. We are also conducting an open label extension study in which CF patients that completed our phase 3 trial receive ARIKAYCE for a period of two years. Since our business combination with Transave, the majority of our research and development expenses have been for our ARIKAYCE program. Our development efforts in 2015 principally relate to the development of ARIKAYCE in the NTM indication and, to a lesser extent, for INS1009 for PAH.

              Our clinical trials are subject to numerous risks and uncertainties that are outside of our control, including the possibility that necessary regulatory approvals may not be obtained. In addition, the duration and the cost of clinical trials may vary significantly from trial to trial over the life of a project as a result of differences in the study protocol for each trial as well as differences arising during the clinical trial, including, among others, the following:

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2014 and 2013

    Net Loss

              Net loss for the year ended December 31, 2014 was $79.2 million, or ($1.84) per common share—basic and diluted, compared with a net loss of $56.1 million, or ($1.60) per common share—basic and diluted for the year ended December 31, 2013. The $23.1 million increase in our net loss in the year ended December 31, 2014 as compared to 2013 was primarily due to $11.5 million in Other revenue received in 2013 related to a one-time payment for the sale of the Company's right to receive future royalties under its license agreement with Premacure (now Shire plc). An increase in 2014 expenses also contributed to the increase in net loss for the period and included an:

  •
  $12.0 million increase in our research and development expenses that primarily resulted from an increase in manufacturing expenses as a result of the build-out of a production area at

    Therapure's facility, the completion of certain process improvement projects at our third party manufacturing partner and the manufacture of ARIKAYCE for clinical supply. In addition, there was an increase in internal expenses, specifically compensation and personnel related expenses, including non-cash stock compensation expense. These increases were offset, in part, by a decrease in external clinical expenses which was primarily related to the fact that our phase 3 pivotal study in CF patients was completed in 2013; and

  •
  $8.9 million increase in our general and administrative expenses resulted from an increase in pre-commercial expenses and an increase in certain administrative expenses including an increase in headcount and related compensation expenses and an increase in expenses related to our new headquarters and laboratory facilities in Bridgewater, New Jersey.

              Partially offsetting these expenses was a $9.2 million increase in the benefit from income taxes resulting from the sale of a portion of our New Jersey State NOLs under the State of New Jersey's Technology Business Tax Certificate Transfer Program for cash of $10.4 million and $1.2 million in 2014 and 2013, respectively, net of commissions. The $10.4 million of benefit from income taxes represents two years of sales of NOLs, one in January 2014 and one in December 2014.

    Other Revenue

              Other revenue in 2013 solely consisted of a one-time $11.5 million payment we received from Premacure (now Shire plc) in exchange for the Company's right to receive future royalties under its license agreement with Premacure (see Note 10 to the consolidated financial statements on Form 10-K for the year ended December 31, 2014 for additional information regarding our agreement with Premacure). We recorded this as Other revenue in 2013, since all revenue recognition criteria were met and we had no continuing performance obligations related to the payment received.

    Research and Development Expenses

              Research and development expenses for the year ended December 31, 2014 and 2013 comprised the following:

	Years Ended December 31,		Increase (Decrease)
	2014	2013	$	%
External Expenses
Clinical development & research	$12,327	$19,728	$(7,401)	-37.5%
Manufacturing	16,320	7,906	8,414	106.4%
Regulatory and quality assurance	4,888	2,010	2,878	143.2%

Subtotal—external expenses	$33,535	$29,644	$3,891	13.1%

Internal Expenses
Compensation and related expenses	$17,543	$10,327	$7,216	69.9%
Other internal operating expenses	5,214	4,308	906	21.0%

Subtotal—internal expenses	$22,757	$14,635	$8,122	55.5%

Total	$56,292	$44,279	$12,013	27.1%

              Research and development expenses increased to $56.3 million during the year ended December 31, 2014 from $44.3 million in the same period in 2013. The $12.0 million increase was primarily due to a $8.4 million increase in manufacturing expenses as a result of the build-out of a production area at Therapure's facility, the completion of certain process improvement projects at our third party manufacturing partner, and the manufacture of ARIKAYCE for clinical supply. In addition, there was a $8.1 million increase in internal expenses, specifically a $7.2 million increase in compensation and related expenses, which included an increase of $2.2 million in stock compensation expenses and additional expenses related to the transition and consulting agreement with our former chief medical officer. These increases were offset, in part, by a decrease of $7.4 million in external clinical expenses which was primarily related to the fact that our phase 3 pivotal study in CF patients was completed in 2013. We expect research & development expenses to increase in 2015 as compared to 2014 due primarily to the clinical trial activity related to our global phase 3 study which is expected to complete enrollment within the next twelve months and also for research expenses related to our INS1009 program for PAH.

    General and Administrative Expenses

              General and administrative expenses for the years ended December 31, 2014 and 2013 comprised the following:

	December 31,		Increase (Decrease)
	2014	2013	$	%
General & administrative	$23,032	$18,627	$4,405	23.6%
Pre-commercial expenses	8,041	3,609	4,432	122.8%

Total general & administrative expenses	$31,073	$22,236	$8,837	39.7%

              General and administrative expenses increased to $31.1 million during the year ended December 31, 2014 from $22.2 million in the same period in 2013. The $8.9 million increase was primarily due to a $4.5 million increase in pre-commercial expenses and an increase in certain administrative expenses including a $1.8 million increase in headcount and related compensation expense and a $1.5 million increase in expenses related to our new headquarters and laboratory facilities in Bridgewater, New Jersey. We expect general and administrative expenses to increase in 2015 as compared to 2014 due, in part, to an increase in expenditures related to commercial readiness activities in certain European markets.

    Investment Income and Interest Expense

              Investment income was $0.1 million and $0.2 million during the years ended December 31, 2014 and 2013, respectively. Interest expense was $2.4 million during the years ended December 31, 2014 and 2013 and represents interest expense under our Loan Agreement.

    Benefit from Income Taxes

              The benefit for income taxes was $10.4 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively. The benefit for income taxes recorded for the years ended December 31, 2014 and 2013 solely reflect the reversal of a valuation allowance previously recorded against our New Jersey State net operating losses (NOLs) that resulted from the sale of a portion of our New Jersey State NOLs under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program") for cash of $10.4 million and $1.2 million, respectively and net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash. The $10.4 million of benefit from income taxes represents two years of sales of NOLs, one in January 2014 and one in December 2014.

Comparison of Years Ended December 31, 2013 and 2012

              Net loss attributable to common stockholders for the year ended December 31, 2013 was $56.1 million (or $1.60 per common share—basic and diluted) compared with a net loss of $41.4 million (or $1.56 per common share—basic and diluted) for the year ended December 31, 2012. The increase in our net loss in 2013 of $14.7 million was primarily due to a:

  •
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
  •
  a $2.9 million increase in consulting expenses, mainly for market research and other related costs; and
  •
  a $1.8 million increase in professional fees related primarily to a $1.4 million increase in legal fees resulting primarily from the investigation, accounting and reporting of excess equity awards

    (see Note 8, "Stock Based Compensation" to the consolidated financial statements for additional information).

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

              There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. Historically, we have funded our operations through public and private placements of equity securities, through debt financing, from the proceeds from the sale of our follow-on biologics ("FOB") platform to Merck in 2009 and from revenues related to sales of product and our IPLEX expanded access program, which was discontinued in 2011. We expect to continue to incur losses because we plan to fund research and development activities and commercial launch activities, and we do not expect material revenues for at least the next two years.

              We believe we currently have sufficient funds to meet our financial needs in 2015. We may opportunistically raise additional capital during the next twelve months and may do so through equity or debt financing(s), strategic transactions or otherwise. Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products. We cannot assure you that adequate capital will be available on favorable terms, or at all, when needed. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations. During 2015 we plan to continue to fund further clinical development of ARIKAYCE and INS1009, invest in third-party manufacturing capacity, support efforts to obtain regulatory approvals and prepare for commercialization in certain European countries. Our cash requirements in 2015 will be impacted by a number of factors, the most significant of which, being the enrollment rates and other expenses related to the 212 study.

              On August 18, 2014, we completed an underwritten public offering of 10,235,000 shares of our common stock, which included the underwriter's exercise in full of its over-allotment option of 1,335,000 shares, at a price to the public of $11.25 per share. Our net proceeds from the sale of the shares, after deducting the underwriter's discount and offering expenses of $7.1 million, were $108.0 million.

Cash Flows

              As of December 31, 2014, we had total cash and cash equivalents of $159.2 million, as compared with $113.9 million as of December 31, 2013. The $45.3 million net increase was due to our financing activities during 2014, which included $109.0 million of proceeds from the issuances of common stock, which were partially offset by the use of $64.4 million in operations. Our working capital was $145.1 million as of December 31, 2014.

              Net cash used in operating activities was $64.4 million, $46.7 million, and $31.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Excluding (i) cash proceeds from the sale of a portion of our New Jersey State NOLs under the State of New Jersey's Technology Business Tax Certificate Transfer Program of $9.4 million and $1.2 million in 2014 and 2013, respectively, and (ii) the $11.5 million one-time payment from Premacure in the year ended December 31, 2013, net cash used in operating activities in 2014 and 2013 would have been $73.8 million and $59.4 million, respectively. The net cash used in operating activities during 2014, 2013 and 2012 was primarily for the clinical development of ARIKAYCE, which included the advancement of three clinical trials.

              Net cash (used in) / provided by investing activities was $(5.4) million, $1.3 million, and $61.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The net cash used in investing activities in 2014 primarily related to our investment for the build out of our new headquarters and lab facility in Bridgewater, New Jersey. The net cash provided by investing activities in 2013 resulted from $2.2 million from the maturity of a certificate of deposit which was partially offset by fixed asset purchases of $0.8 million that were primarily for computers and lab equipment. The net cash provided by investing activities in 2012 was primarily a result of the net sales of short-term investments of $61.8 million.

              Net cash provided by financing activities was $115.1 million, $68.4 million, and $45.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net cash provided by financing activities in 2014 included $108.0 million of proceeds from the issuance of our common stock in an underwritten public offering in August 2014, $5.0 million of proceeds from the amendment of our loan agreement with Hercules in December 2014, $1.0 million of proceeds from the issuance of our common stock to Hercules in December 2014, and $1.4 million of proceeds received from stock option exercises. Net cash provided by financing activities in 2013 included $67.0 million of proceeds from the issuance of our common stock in an underwritten public offering in July 2013 and $1.6 million of proceeds received from stock option exercises. Net cash provided by financing activities in 2012 included $20.0 million of proceeds from the issuance of debt and $25.7 million of proceeds from the issuance of common stock registered in a direct public offering in September 2012.

Contractual Obligations

              On June 29, 2012, we and our domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement with Hercules that allowed us to borrow up $20.0 million in $10.0 million increments ("Loan Agreement"). We borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes ("Note A" and "Note B" and collectively, the "Notes") on June 29, 2012 and December 27, 2012, respectively. Notes A and B bear interest at 9.25%. Note A was originally scheduled to be repaid over a 42-month period with the first twelve monthly payments representing interest only followed by thirty monthly equal payments of principal and interest. Note B was originally scheduled to be repaid over a 36-month period with the first six monthly payments representing interest only followed by thirty monthly equal payments of principal and interest. The Loan Agreement provided that in certain circumstances we could delay the first principal payment by five months. In July 2013, subsequent to the completion of certain ARIKAYCE-related development milestones, we elected to extend the interest only period under the Notes from July 31, 2013 to December 31, 2013 and delay the first monthly principal repayments for the Notes from August 1, 2013 to January 1, 2014. On November 25, 2013, we entered into an amendment (the "First Amendment") to the Loan Agreement with Hercules. The First Amendment initially extended the interest-only period through June 30, 2014 and called for the first monthly principal payment on July 1, 2014. The First Amendment also allowed us to further extend the interest-only period through December 31, 2014 and delay the first payment of principal until January 1, 2015, so long as we paid a $100,000 fee and obtained positive data from our phase 2 clinical trial of ARIKAYCE in patients who have lung infections caused by NTM. In June 2014, we paid the $100,000 fee and exercised our option to extend the interest-only period and delay the first payment of principal to January 1, 2015. The election and second amendment did not change the maturity date for Notes A and B, which is January 1, 2016. In connection with the Loan Agreement, we granted the lender a first position lien on all of our assets, excluding intellectual property. Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and we are required to pay an "end of term" charge of $390,000.

              On December 15, 2014, we entered into a third amendment (the "Third Amendment") to the Loan and Security Agreement (the "Loan Agreement") with Hercules. In connection with the Third Amendment, we paid a commitment fee of $25,000, and at the closing, paid a facility fee of $125,000. Under the Third Amendment, the amount of borrowings was increased by $5.0 million to a total of $25.0 million and the interest-only period was extended through December 31, 2015. In addition, in the event we receive $90.0 million in cash proceeds from the completion of certain types of equity financings, subordinated debt financings, and/or up-front cash payments from corporate transactions prior to December 31, 2015, we will have the option to extend the maturity date of the loan to January 1, 2018. If we elect to exercise the option, we are required to pay Hercules a $250,000 fee. In connection with the Third Amendment, on December 15, 2014, we entered into a stock purchase agreement with Hercules pursuant to which we issued 70,771 shares of common stock, at a price of $14.13 per share (the closing price of our common stock on December 12, 2014), for an aggregate purchase price of approximately $1.0 million.

              We have an operating lease for office and laboratory space located in Bridgewater, NJ that expires in November 2019. Future minimum rental payments under this lease total approximately $3.5 million. We continue to lease office space in Richmond, Virginia where our corporate headquarters was previously located. Future minimum rental payments under this lease total approximately $0.9 million. During 2011, we recorded a net present value charge of $1.2 million in general and administrative expenses associated with vacating the Richmond, Virginia facility. In December 2014, we entered into an agreement to sublet this space for the remainder of the lease term. We expect to collect proceeds from the sublease in the amount of $0.4 million over the remaining term of the lease.

              As of December 31, 2014, future payments under our long-term debt agreements, the capital leases and minimum future payments under non-cancellable operating leases are as follows:

		As of December 31, 2014 Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Debt obligations
Debt maturities	$25,000	$-	$25,000	$-	$-
Contractual interest	2,703	2,313	390	-	-
Capital lease obligations
Debt maturities	-	-	-	-	-
Contractual interest	-	-	-	-	-
Operating leases	4,471	1,106	1,885	1,480	-
Purchase obligations	-	-	-	-	-

Total contractual obligations	$32,174	$3,419	$27,275	$1,480	$-

              This table does not include (a) any milestone payments which may become payable to third parties under our license and collaboration agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts of such payments, timing and/or the likelihood of such payments are not known, (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above or (d) any payments related to the agreements mentioned below.

              We currently have a licensing agreement with PARI for use of the optimized eFlow Nebulizer System for delivery of ARIKAYCE in treating patients with NTM infections, CF and bronchiectasis. We have rights to several US and foreign issued patents, and patent applications involving improvements to the optimized eFlow Nebulizer System. Under the licensing agreement, PARI is entitled to receive payments either in cash, qualified stock or a combination of both, at PARI's discretion, based on achievement of certain milestone events including phase 3 trial initiation (which occurred in 2012), first acceptance of MAA submission (or equivalent) in the US of ARIKAYCE and the device, first receipt of marketing approval in the US for ARIKAYCE and the device, and first receipt of marketing approval in a major EU country for ARIKAYCE and the device. In addition, PARI is entitled to receive royalty payments on commercial sales of ARIKAYCE pursuant to the licensing agreement. In July 2014, we entered into a Commercialization Agreement (the "PARI Agreement") with PARI for the manufacture and supply of eFlow nebulizer systems and related accessories (the "Device") as optimized for use with our proprietary liposomal amikacin for inhalation. The PARI Agreement has an initial term of fifteen years from the first commercial sale of the Device (the "Initial Term"). The term of the PARI Agreement may be extended by us for an additional five years by providing written notice to PARI at the least one year prior to the expiration of the Initial Term.

              In 2004 and 2009, we entered into a research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby we received $1.7 million and $2.2 million for each respective agreement in research funding for the development of ARIKAYCE. If ARIKAYCE becomes an approved product for CF patients in the US, we will owe a payment to CFFT of up to $13.4 million that is payable over a three-year period after approval as a commercialized drug in the US. Furthermore, if certain global sales milestones are met within 5 years of the drug commercialization, we would owe an additional $3.9 million in additional payments. Since there is significant development risk associated with ARIKAYCE, we have not accrued these obligations.

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

              In February 2014, we entered into a contract manufacturing agreement with Therapure for the manufacture of ARIKAYCE at the larger scales necessary to support commercialization. Pursuant to the agreement, we are collaborating with Therapure to construct a production area for the manufacture of ARIKAYCE in Therapure's existing manufacturing facility in Mississauga, Ontario, Canada. We expect to pay Therapure approximately $12 million for the build out of the construction area and related manufacturing costs, of which approximately $7 million has been paid as of December 31, 2014. Therapure will manufacture ARIKAYCE for us on a non-exclusive basis. The agreement has an initial term of five years from the first date on which Therapure delivers ARIKAYCE to us after we obtain permits related to the manufacture of ARIKAYCE.

              In December 2014, we, entered into Work Order 1 (the "Work Order"), pursuant to a Master Agreement for Services ("MSA") with SynteractHCR, Inc., ("Synteract"), dated as of August 27, 2014, as amended on December 23, 2014, pursuant to which we retained Synteract to perform implementation and management services in connection with certain clinical trials pursuant to a specific protocol of pharmaceutical products under development by or under the control of the Company (each, a "Study"). Synteract is providing comprehensive services for Protocol INS-212, a randomized, open-label, multicenter study of liposomal amikacin for inhalation in adult patients with NTM lung infections caused by MAC complex that are refractory to treatment. Prior to the execution of the Work Order, Synteract was providing such services pursuant to a Letter of Intent, dated August 25, 2014. The Work Order covers services related to INS-212 only and any additional study or services will be subject to the negotiation and execution of an additional work order. It is anticipated that aggregate costs to us relating to this Work Order will be approximately $33 million over the period of the study.

Future Funding Requirements

              We may need to raise additional capital to fund our operations, to develop and commercialize ARIKAYCE, to develop INS1009, and to develop, acquire, in-license or co-promote other products that address orphan or rare diseases. Our future capital requirements may be substantial and will depend on many factors, including:

  •
  the timing and cost of our anticipated clinical trials of ARIKAYCE for the treatment of patients with NTM lung infections;
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

              In August 2014, we issued approximately $108.0 million worth of common stock. We believe we currently have sufficient funds to meet our financial needs for 2015. However, our business strategy may require us to, or we may otherwise determine to, raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise. Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of complementary technologies, to commercialize our product candidates or to purchase other products. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and commercialization or our plans to establish a sales and marketing force, any of which could harm our business, financial condition and results of operations. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, our continued progress in our regulatory, development and commercial activities. We cannot assure you that such capital funding will be available on favorable terms or at all. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations.

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

Revenue Recognition

              In the periods when we record revenue, we recognize revenues when all of the following four criteria are present: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. We did not record any revenue for the years ended December 31, 2014 and 2012.

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

Stock-Based Compensation

              We recognize stock-based compensation expense for awards of equity instruments to employees and directors based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award, and if applicable, is adjusted for expected forfeitures. We also grant performance-based stock options to employees. The grant-date fair value of the performance-based stock options is recognized as compensation expense over the implicit service period using the accelerated attribution method once it is probable that the performance condition will be achieved. Stock-based compensation expense is included in both research and development expenses and general and administrative expenses in the Consolidated Statements of Comprehensive Loss. For awards that were deemed to be granted outside of the Company's 2000 Stock Incentive Plan, we used liability accounting. These awards were classified as a liability and were remeasured at fair value at the end of each reporting period. Changes in fair value are included in compensation expense in the Consolidated Statements of Comprehensive Loss (see additional disclosures related to awards granted outside of the 2000 Stock Incentive Plan in Footnote 8 "Stock-Based Compensation" of our consolidated financial statements located in Part IV, Item 15 of this Annual Report on Form 10-K).

              The following table summarizes the assumptions used in determining the fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Volatility	83% - 86%	86% - 96%	99% - 107%
Risk-free interest rate	1.46% - 1.83%	0.65% - 1.65%	0.57% - 0.99%
Dividend yield	0.0%	0.0%	0.0%
Expected option term (in years)	6.25	6.25	6.25

              For the years ended December 31, 2014, 2013 and 2012, the volatility factor was based on our historical volatility since the closing of our merger with Transave, Inc. on December 1, 2010. The expected life was determined using the simplified method as described in ASC Topic 718, "Accounting for Stock Compensation", which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate is based on the US Treasury yield in effect at the date of grant. Forfeitures are based on actual percentage of option forfeitures since the closing of the merger on December 1, 2010 and are the basis for future forfeiture expectations.

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

New Accounting Pronouncements

              In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently evaluating the impact this standard will have on our operating results in future periods when revenue is recorded.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              As of December 31, 2014, our cash and cash equivalents were in cash accounts or were invested in money funds. Such accounts or investments are not insured by the federal government.

              As of December 31, 2014, we had $25.0 million of fixed rate borrowings bearing interest at 9.25% outstanding under a Loan and Security Agreement we entered into in June 2012 and amended most recently in December 2014. If a 10% change in interest rates were to have occurred on December 31, 2014, this change would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

              The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros and British Pounds. Fluctuations in foreign currency exchange rates do not materially affect our results of operations. During 2014, 2013 and 2012, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

              Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the periodic reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of December 31, 2014 our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

              Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

              Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on our internal control over financial reporting. The report of Ernst & Young LLP is contained in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

              None

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

              Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 10 of Form 10-K is hereby incorporated by reference from the discussion responsive thereto under the captions "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

              Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 11 of Form 10-K is hereby incorporated by reference from the discussion responsive thereto under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation" and "Directors Compensation" in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the SEC.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

              Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 12 of Form 10-K is hereby incorporated by reference from the discussion responsive thereto under the captions "Compensation Discussion and Analysis," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Management" in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the SEC.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

              Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 13 of Form 10-K is hereby incorporated by reference from the discussion responsive thereto under the captions "Election of Directors" and "Certain Relationships and Related Transactions" in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the SEC.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

              Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 14 of Form 10-K is hereby incorporated by reference from the discussion responsive thereto under the caption "Corporate Governance" and "Ratification of Independent Public Accountants" in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the SEC.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)
    Documents filed as part of this report.

    1.
    FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page 103:

    (i)
    Reports of Independent Registered Public Accounting Firm

    (ii)
    Consolidated Balance Sheets as of December 31, 2014 and 2013

    (iii)
    Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012

    (iv)
    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2014, 2013 and 2012

    (v)
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

    (vi)
    Notes to Consolidated Financial Statements

    2.
    FINANCIAL STATEMENT SCHEDULES.

    None required.

    3.
    EXHIBITS.

    The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2015.

INSMED INCORPORATED a Virginia corporation (Registrant)
By:	/s/ WILLIAM H. LEWIS William H. Lewis President and Chief Executive Officer (Principal Executive Officer) and Director

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2015.

Signature	Title

/s/ WILLIAM H. LEWIS William H. Lewis	President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ ANDREW T. DRECHSLER Andrew T. Drechsler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ DONALD HAYDEN, JR. Donald Hayden, Jr.	Chairman of the Board of Directors
/s/ ALFRED F. ALTOMARI Alfred F. Altomari	Director
/s/ DAVID R. BRENNAN David R. Brennan	Director
/s/ STEINAR J. ENGELSEN, M.D. Steinar J. Engelsen, M.D.	Director
/s/ DAVID W.J. MCGIRR David W.J. McGirr	Director
/s/ MYRTLE POTTER Myrtle Potter	Director

Signature	Title

/s/ MELVIN SHAROKY, M.D. Melvin Sharoky, M.D.	Director
/s/ RANDALL W. WHITCOMB, M.D. Randall W. Whitcomb, M.D.	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Insmed Incorporated

              We have audited the accompanying consolidated balance sheets of Insmed Incorporated as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

              In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insmed Incorporated at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

              We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insmed Incorporated's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Insmed Incorporated

              We have audited Insmed Incorporated's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Insmed Incorporated's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

              In our opinion, Insmed Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

              We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insmed Incorporated as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 27, 2015

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$159,226	$113,894
Prepaid expenses and other current assets	5,488	2,269

Total current assets	164,714	116,163
In-process research and development	58,200	58,200
Fixed assets, net	7,534	1,812
Other assets	416	323

Total assets	$230,864	$176,498

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$9,249	$5,929
Accrued expenses	5,321	3,905
Accrued compensation	4,317	2,839
Accrued lease expense, current	320	307
Deferred rent	423	129
Capital lease obligations, current	-	64
Current portion of long-term debt	-	3,283

Total current liabilities	19,630	16,456
Long-term liabilities:
Accrued lease expense, long-term	118	380
Other long-term liabilities	23	-
Debt, long-term	24,856	16,338

Total liabilities	44,627	33,174

Shareholders' equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 49,806,131 and 39,137,169 issued and outstanding shares at December 31, 2014 and December 31, 2013, respectively	498	391
Additional paid-in capital	656,519	534,554
Accumulated deficit	(470,780)	(391,621)

Total shareholders' equity	186,237	143,324

Total liabilities and shareholders' equity	$230,864	$176,498

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss
(in thousands, except per share data)

	Years ended December 31,
	2014	2013	2012
Other revenue	$-	$11,500	$-

Total revenues	-	11,500	-

Operating expenses:
Research and development	56,292	44,279	29,781
General and administrative	31,073	22,236	12,657

Total operating expenses	87,365	66,515	42,438

Operating loss	(87,365)	(55,015)	(42,438)
Investment income	58	166	1,822
Interest expense	(2,415)	(2,412)	(763)
Other income/(expense), net	141	(33)	5

Loss before income taxes	(89,581)	(57,294)	(41,374)
Benefit from income taxes	(10,422)	(1,221)	-

Net loss	$(79,159)	$(56,073)	$(41,374)

Basic and diluted net loss per share	$(1.84)	$(1.60)	$(1.56)

Weighted average basic and diluted common shares outstanding	43,095	34,980	26,545

Net loss	$(79,159)	$(56,073)	$(41,374)
Comprehensive loss:
Unrealized loss on investments, net of taxes	-	-	(450)

Comprehensive loss	$(79,159)	$(56,073)	$(41,824)

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		Warrant				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2011	24,833	$248	-	$-	$427,743	$(294,174)	$450	$134,267
Comprehensive loss:
Net loss						(41,374)		(41,374)
Unrealized loss on investments, net							(450)	(450)
Exercise of stock options	30	1			213			214
Net proceeds from issuance of common stock	6,304	63			25,595			25,658
Issuance of common stock for vesting of RSUs	321	3			(3)			-
Fair value of warrants granted in connection with debt financing			330	790				790
Stock compensation expense					1,777			1,777

Balance at December 31, 2012	31,488	$315	330	$790	$455,325	$(335,548)	$-	$120,882

Comprehensive loss:
Net loss						(56,073)		(56,073)
Exercise of stock options	372	4			1,622			1,626
Net proceeds from issuance of common stock	6,900	69			66,948			67,017
Issuance of common stock for vesting of RSUs	154	1			(1)			-
Exercise of warrants	223	2	(330)	(790)	788			-
Reclass of stock compensation expense for liability awards to equity					3,371			3,371
Stock compensation expense					6,501			6,501

Balance at December 31, 2013	39,137	$391	-	$-	$534,554	$(391,621)	$-	$143,324

Comprehensive loss:
Net loss						(79,159)		(79,159)
Exercise of stock options	283	3			1,728			1,731
Net proceeds from issuance of common stock	10,306	103			108,910			109,013
Issuance of common stock for vesting of RSUs	80	1			(1)			-
Stock compensation expense					11,328			11,328

Balance at December 31, 2014	49,806	$498	-	$-	$656,519	$(470,780)	$-	$186,237

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(79,159)	$(56,073)	$(41,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,073	680	561
Stock based compensation expense	11,328	8,668	2,981
Loss / (gain) on sale of assets, net	9	(2)	(5)
Gain on sale of short-term investments, net	-	-	(833)
Amortization of debt discount and debt issuance costs	390	333	236
Accrual of the end of term charge on the debt	110	160	44
Changes in operating assets and liabilities:
Accounts receivable	-	-	757
Prepaid expenses and other assets	(2,972)	(1,832)	(180)
Accounts payable	3,312	(1,131)	4,726
Accrued expenses, deferred rent and other	264	2,156	922
Accrued lease expenses	(249)	(255)	(259)
Accrued compensation	1,478	632	1,412

Net cash used in operating activities	(64,416)	(46,664)	(31,012)
Investing activities
Purchase of fixed assets	(5,351)	(826)	(290)
Proceeds from sale of asset	10	2	5
Maturity of a certificate of deposit	-	2,153	-
Sales of short-term investments	-	-	81,464
Purchases of short-term investments	-	-	(19,657)

Net cash (used in) / provided by investing activities	(5,341)	1,329	61,522
Financing activities
Payments on capital lease obligations	(64)	(96)	(120)
Proceeds from issuance of debt	5,000	-	20,000
Proceeds from issuance of common stock	109,013	67,017	25,658
Proceeds from exercise of stock options	1,390	1,626	214
Payment of debt issuance costs	(250)	(100)	(328)

Net cash provided by financing activities	115,089	68,447	45,424
Increase in cash and cash equivalents	45,332	23,112	75,934

Cash and cash equivalents at beginning of period	113,894	90,782	14,848

Cash and cash equivalents at end of period	$159,226	$113,894	$90,782

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,803	$1,809	$398

Cash received for taxes, net	$9,429	$1,221	$-

Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss on investments	$-	$-	$(450)

Value of warrant exercised by converting the warrant into shares of common stock ("net issuance method")	$-	$790	$-

Fair value of warrant granted in connection with debt financing	$-	$-	$790

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Description of Business and Basis of Presentation

              Description of Business—Insmed is a biopharmaceutical company dedicated to improving the lives of patients battling serious lung diseases. The Company is focused on the development and commercialization of ARIKAYCE, or liposomal amikacin for inhalation, for at least two identified orphan patient populations: patients with nontuberculous mycobacteria (NTM) lung infections and cystic fibrosis (CF) patients with Pseudomonas aeruginosa lung infections. The Company is also focused on the development of INS1009, an inhaled treprostinil prodrug. Treprostinil is a prostacyclin used in the treatment of pulmonary arterial hypertension (PAH), a chronic, life-threatening disorder characterized by abnormally high blood pressure in the arteries between the heart and lungs.

              The Company was incorporated in the Commonwealth of Virginia on November 29, 1999. On December 1, 2010, the Company completed a business combination with Transave, Inc. (Transave), a privately held, New Jersey-based pharmaceutical company focused on the development of differentiated and innovative inhaled pharmaceuticals for the treatment of serious lung infections. The Company's continuing operations are based on the technology and products historically developed by Transave. The Company's principal executive offices are located in Bridgewater, New Jersey.

              Basis of Presentation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Transave, LLC, Insmed Pharmaceuticals, Incorporated, Insmed Limited, Celtrix Pharmaceuticals, Incorporated (Celtrix), Insmed Holdings Limited and Insmed Ireland Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

2.        Summary of Significant Accounting Policies

              Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions. The amounts of assets and liabilities reported in the Company's balance sheets and the amounts of expenses reported for each period presented are effected by estimates and assumptions, which are used for, but not limited to, the accounting for stock-based compensation, income taxes, loss contingencies, and accounting for research and development costs. Actual results could differ from those estimates.

              Investment Income and Interest Expense—Investment income consists of interest and dividend income earned on the Company's cash, cash equivalents and short-term investments, along with realized gains (losses) on the sale of investments. Interest expense consists primarily of interest costs related to the Company's debt.

              Cash and Cash Equivalents—The Company considers cash equivalents to be highly liquid investments with maturities of three months or less from the date of purchase.

              Fixed Assets, Net—Fixed assets are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of three to five years are used for computer equipment. Estimated useful lives of seven years are used for laboratory equipment, office equipment and furniture and fixtures. Leasehold improvements are amortized over the shorter of the

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.        Summary of Significant Accounting Policies (Continued)

lease term or the estimated useful life of the asset. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset.

              Identifiable Intangible Assets—Identifiable intangible assets are measured at their respective fair values and are not amortized until commercialization. Once commercialization occurs, these intangible assets will be amortized over their estimated useful lives. The fair values assigned to the Company's intangible assets are based on reasonable estimates and assumptions given available facts and circumstances. Unanticipated events or circumstances may occur that may require the Company to review the assets for impairment. Events or circumstances that may require an impairment assessment include negative clinical trial results, the non-approval of a new drug application by a regulatory agency, material delays in the Company's development program or a sustained decline in market capitalization.

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

              Debt Issuance Costs—Debt issuance costs are amortized using the effective interest rate method and amortized to interest expense over the term of the debt. Debt issuance costs paid to the lender are reflected as a discount to the debt, and debt issuance costs paid to other third parties are reflected as other assets in the consolidated balance sheets.

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

              Each major category of financial assets and liabilities measured at fair value on a recurring basis are categorized based upon the lowest level of significant input to the valuations. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Financial instruments in Level 1 generally include US treasuries and mutual funds listed in active markets.

              The Company's only assets and liabilities which were measured at fair value as of December 31, 2014 and December 31, 2013 were its cash and cash equivalents of $159.2 million and $113.9 million, respectively. These amounts were measured at Level 1 using quoted prices in active markets for identical assets at the measurement date. The Company's cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. Cash equivalents consist of liquid investments with a maturity of three months or less from the date of purchase and the short-term investments consist of instruments with maturities greater than three months.

              The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during 2014 and 2013.

              As of December 31, 2014 and 2013, the Company held no securities that were in an unrealized loss or gain position. The Company's unrealized loss on investments for the year ended 2012 was $0.5 million, which was included in other comprehensive loss. During 2012, the Company realized a net gain of $0.8 million from the sale of short term investments.

              The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline, (2) whether the securities were rated below investment grade, (3) how long the securities have been in an unrealized loss position, and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover.

              Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash equivalents with high credit-quality financial institutions and may invest its short-term investments in US treasury securities, mutual funds and government agency bonds. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.        Summary of Significant Accounting Policies (Continued)

              The Company sources its raw materials from single suppliers. In addition, the production of the Company's lead product candidate, ARIKAYCE, is currently performed by a sole manufacturer. In February 2014, the Company entered into a contract manufacturing agreement with a second manufacturer to construct a production area and eventually supply ARIKAYCE at the larger scales necessary to support commercialization. The inability of the suppliers or manufacturers to fulfill supply requirements of the Company could materially impact future operating results. A change in the relationship with the suppliers or manufacturer, or an adverse change in their business, could materially impact future operating results.

              Revenue Recognition—The Company did not recognize any revenue in 2014 and 2012. In 2013, the Company's other revenue solely consists of an $11.5 million payment received from Premacure (now Shire plc) in exchange for the Company's right to receive royalties under its license agreement with Premacure. The Company recorded this as other revenue after all four revenue recognition criteria were present and the Company had no continuing performance obligations related to the payment received.

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

              With regard to recognizing revenue for multiple deliverable revenue arrangements, each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company's control.

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

              Research and Development—Research and development expenses consist primarily of salaries, benefits and other related costs, including stock based compensation, for personnel serving in the Company's research and development functions, and other internal operating expenses, the cost of manufacturing a drug candidate, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. The Company's expenses related to manufacturing its drug candidate and medical devices for clinical study are primarily related to activities at contract manufacturing organizations that manufacture ARIKAYCE and the medical devices for the Company's use. The Company's expenses related to clinical trials are primarily related to activities at contract research organizations that conduct and manage clinical trials on the Company's behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.

              Stock-Based Compensation—The Company recognizes stock-based compensation expense for awards of equity instruments to employees and directors based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award, and if applicable, is adjusted for expected forfeitures. The Company also grants performance-based stock options to

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.        Summary of Significant Accounting Policies (Continued)

employees. The grant-date fair value of the performance-based stock options is recognized as compensation expense over the implicit service period using the accelerated attribution method once it is probable that the performance condition will be achieved. Stock-based compensation expense is included in both research and development expenses and general and administrative expenses in the Consolidated Statements of Comprehensive Loss.

              Certain awards deemed to be granted outside of the Company's equity incentive plans require the Company to use liability accounting. These awards are classified as a liability and are remeasured at fair value at the end of each reporting period until such time they are deemed to be granted under the Company's equity incentive plans. Changes in fair value are included in compensation expense in the Consolidated Statements of Comprehensive Loss (see additional disclosures related to awards granted outside of the 2000 Stock Incentive Plan in Note 8, Stock-Based Compensation).

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

              A valuation allowance is recorded to reduce the deferred tax assets to the amount that is expected to be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of a valuation allowance, the Company records a change in valuation allowance through income tax expense in the period such determination is made.

              The Company uses a comprehensive model for how it measures, presents and discloses an uncertain tax position taken or expected to be taken in a tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood to be sustained upon ultimate settlement. The Company has no uncertain tax positions as of December 31, 2014 that qualify for either recognition or disclosure in the consolidated financial statements.

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

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.        Summary of Significant Accounting Policies (Continued)

Potentially dilutive securities from stock options, restricted stock units and warrants to purchase common stock would be antidilutive as the Company incurred a net loss in all periods presented. Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options and warrants are determined based on the treasury stock method.

              The following table sets forth the reconciliation of the weighted average number of shares used to compute basic and diluted net loss per share for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net loss:	$(79,159)	$(56,073)	$(41,374)

Denominator:
Weighted average common shares used in calculation of basic net loss per share:	43,095	34,980	26,545
Effect of dilutive securities:
Common stock options	-	-	-
Restricted stock and restricted stock units	-	-	-
Common stock warrant	-	-	-

Weighted average common shares outstanding used in calculation of diluted net loss per share	43,095	34,980	26,545

Net loss per share:
Basic and Diluted	$(1.84)	$(1.60)	$(1.56)

              The following potentially dilutive securities have been excluded from the computations of diluted weighted-average common shares outstanding as of December 31, 2014, 2013 and 2012 as their effect would have been anti-dilutive (in thousands).

	2014	2013	2012
Warrants to purchase common stock	-	-	330
Stock options to purchase common stock	4,400	3,633	1,818
Restricted stock and restricted stock units	21	93	216

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

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.        Summary of Significant Accounting Policies (Continued)

              New Accounting Pronouncements—In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the impact this standard will have on its operating results in future periods when revenue is recorded.

3.        Accrued Expenses

              Accrued expenses consist of the following:

	As of December 31,
	2014	2013
	(in thousands)
Accrued clinical trial expenses	$2,113	$2,484
Accrued technical operation expenses	762	1,220
Accrued construction costs	1,500	-
Accrued professional fees	542	24
Accrued interest payable	258	159
Other accrued expenses	146	18

	$5,321	$3,905

4.        Identifiable Intangible Assets

              The Company's only identifiable intangible asset was in-process research and development ("IPRD") related to ARIKAYCE for the NTM and CF indications as of December 31, 2014 and 2013. The total intangible IPRD asset was $58.2 million as of December 31, 2014 and 2013, which resulted from the initial amount recorded at the time of the Company's merger with Transave and subsequent adjustments in the value. Historically, the Company uses the income approach to derive the fair value of in-process research and development assets. This approach calculates fair value by estimating future cash flows attributable to the assets and then discounting these cash flows to a present value using a risk-adjusted discount rate. Identifiable intangible assets are measured at their respective fair values and are not amortized until commercialization. Once commercialization occurs, intangible assets will be amortized over their estimated useful lives. The Company did not identify any indicators of impairment of its in-process research and development intangible assets as of December 31, 2014.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.        Fixed Assets, net

              Fixed assets are stated at cost and depreciated or amortized using the straight-line method, based on useful lives as follows:

		As of December 31,
	Estimated Useful Life (years)
Asset Description		2014	2013
		(in thousands)
Lab equipment	7	$3,449	$3,371
Furniture and fixtures	7	1,127	65
Computer hardware and software	3 - 5	921	718
Office equipment	7	65	117
Manufacturing Equipment	7	669	375
Leasehold improvements	lease term	4,627	612
Construction in Progress (CIP)		-	116

		10,858	5,374
Less accumulated depreciation		(3,324)	(3,562)

Fixed assets, net		$7,534	$1,812

              Depreciation expense was $1.1 million, $0.7 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation expense includes depreciation for equipment under capital lease obligations.

6.        Debt

              On June 29, 2012, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. ("Hercules") that allowed the Company to borrow up $20.0 million in $10.0 million increments ("Loan Agreement"). The Company borrowed the first and second $10.0 million increments by signing two Secured Promissory Notes ("Note A" and "Note B" and collectively, the "Notes") on June 29, 2012 and December 27, 2012, respectively. Notes A and B bear interest at 9.25%. Note A was originally scheduled to be repaid over a 42-month period with the first twelve monthly payments representing interest only followed by thirty monthly equal payments of principal and interest. Note B was originally scheduled to be repaid over a 36-month period with the first six monthly payments representing interest only followed by thirty monthly equal payments of principal and interest. The Loan Agreement provided that in certain circumstances the Company could delay the first principal payment by five months. In July 2013, subsequent to the completion of certain ARIKAYCE-related development milestones, the Company elected to extend the interest only period under the Notes from July 31, 2013 to December 31, 2013 and delay the first monthly principal repayments for Notes A and B from August 1, 2013 to January 1, 2014.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.        Debt (Continued)

              On November 25, 2013, the Company and Hercules entered into an amendment (the "First Amendment") of the Loan Agreement. The First Amendment initially extended the interest-only period through June 30, 2014 and called for the first monthly principal payment on July 1, 2014. The First Amendment also allowed the Company to further extend the interest-only period through December 31, 2014 and delay the first payment of principal until January 1, 2015, so long as the Company paid a $100,000 fee and obtained positive data from its phase 2 clinical trial of ARIKAYCE in patients who have lung infections caused by nontuberculous mycobacteria (NTM). In June 2014, the Company paid the $100,000 fee and exercised its option to extend the interest-only period and delay the first payment of principal to January 1, 2015. The election and second amendment did not change the maturity date for Notes A and B, which is January 1, 2016.

              On December 15, 2014, Company and Hercules entered into a third amendment (the "Third Amendment") to the Loan Agreement. In connection with the Third Amendment, the Company paid a commitment fee of $25,000, and at the closing, paid a facility fee of $125,000. Under the Third Amendment, the amount of borrowings was increased by $5.0 million to a total of $25.0 million and the interest-only period was extended through December 31, 2015. In addition, in the event the Company receives $90.0 million in cash proceeds from the completion of certain types of equity financings, subordinated debt financings, and/or up-front cash payments from corporate transactions prior to December 31, 2015, the Company will have the option to extend the maturity date of the loan to January 1, 2018. If the Company elects to exercise such option, it must pay Hercules a $250,000 fee.

              In connection with the Third Amendment, on December 15, 2014, the Company entered into a stock purchase agreement with Hercules pursuant to which the Company issued 70,771 unregistered shares of its common stock, at a price of $14.13 per share (the closing price of the Company's Common Stock as reported by the NASDAQ Stock Market on December 12, 2014), for an aggregate purchase price of approximately $1.0 million. See Note 7 for more information related to the shares purchased under the stock purchase agreement with Hercules.

              In connection with the Loan Agreement, the Company granted the lender a first position lien on all of the Company's assets, excluding intellectual property. Prepayment of the loans made pursuant to the Loan Agreement is subject to penalty and the Company is required to pay an "end of term" charge of $390,000, which is being charged to interest expense (and accreted to the debt) using the effective interest method over the life of the Loan Agreement. If the Company exercises its option to extend the maturity of the debt to January 1, 2018, the end of term charge will be due on January 1, 2016. Debt issuance fees paid to the lender were recorded as a discount on the debt and are being amortized to interest expense using the effective interest method over the life of the Loan Agreement. Debt issuance fees paid to third parties were capitalized and are being amortized to interest expense using the effective interest method over the life of the Loan Agreement.

              The Loan Agreement also contains representations and warranties by us and the lender and indemnification provisions in favor of the lender and customary covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends, but no financial covenants), and events of default (including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the lender's security interest or in the collateral, and events relating to bankruptcy or insolvency). Upon the occurrence of an event of default,

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.        Debt (Continued)

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

              In conjunction with entering into the original Loan Agreement in 2012, the Company granted a warrant to the lender to purchase shares of the Company's common stock. Since the warrant was granted in conjunction with entering into the Loan Agreement, the relative fair value of the warrant was recorded as equity and debt discount. On April 30, 2013, the lender exercised the warrant in full. The debt discount is being amortized to interest expense over the term of the related debt using the effective interest method.

              The following table presents the components of the Company's debt balance as of December 31, 2014:

December 31, 2014
(in thousands)
Debt:
Notes payable	$25,000
Accretion of end of term charge	314
Issuance fees paid to lender	(308)
Discount from warrant	(150)
Current portion of long-term debt	-

Long-term debt	$24,856

              Future principal repayments of the Company's long-term debt are as follows (in thousands):

Year Ending in December 31:
2015	$-
2016	25,000

$25,000

              The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place. As of December 31, 2014, the fair value of the Company's debt approximates the carrying amount.

7.        Stockholders' Equity

              Common Stock—As of December 31, 2014, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 and 49,806,131 shares of common stock issued and

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.        Stockholders' Equity (Continued)

outstanding. In addition, as of December 31, 2014, the Company had reserved 4,400,106 shares of common stock for issuance upon the exercise of outstanding common stock options and 20,502 for issuance upon the vesting of restricted stock units.

              On December 15, 2014, in connection with the Third Amendment to the Loan Agreement, the Company entered into a stock purchase agreement with Hercules pursuant to which the Company issued 70,771 shares of its common stock, at a price of $14.13 per share (the closing price of the Company's Common Stock as reported by the NASDAQ Stock Market on December 12, 2014), for an aggregate purchase price of approximately $1.0 million. The securities sold in this private placement have not been registered under the Securities Act of 1933, as amended (the "Act") and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Act. The issuance of the securities in this transaction were exempt from registration under Section 4(2) of the Securities Act of 1933.

              On August 18, 2014, the Company completed an underwritten public offering of 10,235,000 shares of the Company's common stock, which included the underwriter's exercise in full of its over-allotment option of 1,335,000 shares, at a price to the public of $11.25 per share. The Company's net proceeds from the sale of the shares, after deducting the underwriter's discount and offering expenses of $7.1 million, were $108.0 million.

              On July 22, 2013, the Company completed an underwritten public offering of 6,900,000 shares of the Company's common stock, which included the underwriter's exercise in full of its over-allotment option of 900,000 shares, at a price to the public of $10.40 per share. The Company's net proceeds from the sale of the shares, after deducting the underwriter's discount and offering expenses of $4.7 million, were $67.0 million.

              On September 28, 2012, the Company completed a registered direct public offering of 6,304,102 shares of the Company's common stock to certain investors at a price of $4.07 per share, resulting in proceeds of $25.7 million.

              Preferred Stock—As of December 31, 2014 and 2013, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 and no shares of preferred stock were issued and outstanding.

              Warrant—In conjunction with entering into the Loan Agreement in 2012 (See Note 6 — Debt), the Company granted a warrant to the lender to purchase 329,932 shares of the Company's common stock at an exercise price of $2.94 per share. The fair value of the warrant of $0.8 million was calculated using the Black-Scholes warrant-pricing methodology at the date of issuance and was recorded as equity and as a discount to the debt and was amortized to interest expense over the term of the related debt using the effective interest method. On April 30, 2013, the lender exercised the warrant in full via the "net issuance" method specified in the warrant agreement. In accordance with such provisions, the Company issued and delivered 223,431 shares of common shares to the lender on May 1, 2013. As a result of the exercise, the warrant is no longer outstanding and there are no additional shares issuable under this instrument.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.        Stock-Based Compensation

              The Company currently has one equity compensation plan, the 2013 Incentive Plan, which was approved by shareholders at the Company's Annual Meeting of Shareholders on May 23, 2013 (the "2013 Incentive Plan"). The 2013 Incentive Plan is administered by the Compensation Committee and the Board of Directors of the Company. Under the terms of the 2013 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), performance options/shares and other stock awards, as well as the payment of incentive bonuses to all employees and non-employee directors. The 2013 Incentive Plan provides for the issuance of a maximum of 3,053,833 shares of common stock. Shares subject to outstanding awards under the 2000 Stock Incentive Plan that are cancelled, expired, forfeited or otherwise not issued will also be added to the number of shares available under the 2013 Incentive Plan. As of December 31, 2014, 508,062 shares of the Company's common stock were reserved for future grants (or issuances) of restricted stock, restricted stock units, stock options, and stock warrants under the 2013 Incentive Plan. The 2013 Incentive Plan will terminate on April 16, 2023 unless it is extended or terminated earlier pursuant to its terms.

              During 2013, the Company had three equity compensation plans: the 2013 Incentive Plan, the Amended and Restated 2000 Stock Incentive Plan, as amended (the "2000 Stock Incentive Plan") and the Amended and Restated 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Both the 2000 Stock Incentive Plan and the Stock Purchase Plan were adopted by the Company's Board of Directors in 2000. Upon the approval of the 2013 Incentive Plan, no additional awards were issued under the 2000 Stock Incentive Plan and the shares remaining for future grant under the 2000 Stock Incentive Plan were transferred to the 2013 Incentive Plan.

              During the first quarter of 2013, the Company completed a review of equity compensation awards granted under its 2000 Stock Incentive Plan and determined that it had inadvertently exceeded the annual per-person sub-limits involving certain awards previously made to certain of its current and past officers and directors (the "excess awards"). The aggregate amount of common stock represented by these excess awards, which consisted of RSUs and stock options, was approximately 1.4 million shares. These awards were deemed to be granted outside of the 2000 Stock Incentive Plan and as such the Company applied liability accounting to these awards. On May 23, 2013 (the date of the Company's 2013 Annual Meeting of Stockholders), shareholders approved the grants associated with the excess awards, which as of this date, allowed the excess awards to be deemed granted under the 2000 Stock Incentive Plan. As a result, the excess awards were re-measured at fair value on May 23, 2013 and the liability was reclassified to additional paid-in capital. The unrecognized fair value calculated for the excess awards as of May 23, 2013 will be recognized as compensation expense ratably over the remaining requisite service period for each award.

              Stock Options—The Company calculates the fair value of stock options granted using the Black-Scholes valuation model. The Company calculated the fair value of stock options granted outside of the 2000 Stock Incentive Plan using liability accounting. These awards were classified as a liability and were re-measured at fair value at the end of each reporting period using the Black-Scholes valuation model and changes in fair value were included in compensation expense in the Consolidated Statements of Comprehensive Loss (see additional disclosures related to stock options granted outside the 2000 Stock Incentive Plan at the end of this footnote).

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.        Stock-Based Compensation (Continued)

              The following table summarizes the grant date fair value and assumptions used in determining the fair value of stock options granted under and outside the 2013 Incentive Plan and the 2000 Stock Incentive Plan, as well as grants of inducement shares, during the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Volatility	83% - 86%	86% - 96%	99% - 107%
Risk-free interest rate	1.46% - 1.83%	0.65% - 1.65%	0.57% - 0.99%
Dividend yield	0.0%	0.0%	0.0%
Expected option term (in years)	6.25	6.25	6.25
Weighted-average fair value of stock options granted	$11.74	$8.16	$3.21

              For the years ended December 31, 2014, 2013 and 2012, the volatility factor was based on the Company's historical volatility since the closing of the Merger on December 1, 2010. The expected life was determined using the simplified method as described in ASC Topic 718, "Accounting for Stock Compensation", which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was based on the US Treasury yield in effect at the date of grant. Forfeitures are based on actual percentage of option forfeitures since the closing of the Merger on December 1, 2010, and this is the basis for future forfeiture expectations.

              From time to time, the Company grants performance-condition options to certain employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the individuals fulfilling a service condition (continued employment). As of December 31, 2014, the Company had performance options totaling 396,667 shares outstanding. As a result of the Marketing Authorization Application ("MAA") acceptance for ARIKAYCE, which was received from the European Medicines Agency ("EMA") in February 2015, performance options totaling $1.5 million will be recorded as non-cash compensation expense in the first quarter of 2015.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.        Stock-Based Compensation (Continued)

              The following table summarizes stock option activity for stock options granted under the 2013 Incentive Plan and the 2000 Stock Incentive Plan, as well as grants of inducement shares, for the years ended December 31, 2014, 2013 and 2012 as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in '000)
Options outstanding at December 31, 2011	891,751	$5.15
Granted	1,116,384	4.12
Exercised	(30,250)	7.08
Forfeited and expired	(160,046)	9.54

Options outstanding at December 31, 2012	1,817,839	4.10

Vested and expected to vest at December 31, 2012	1,692,915	4.11

Exercisable at December 31, 2012	438,145	4.59

Options outstanding at December 31, 2012	1,817,839	$4.10
Granted	2,323,500	10.53
Exercised	(371,743)	4.37
Forfeited and expired	(136,600)	10.49

Options outstanding at December 31, 2013	3,632,996	7.94

Vested and expected to vest at December 31, 2013	3,402,306	7.88

Exercisable at December 31, 2013	484,213	4.25

Options outstanding at December 31, 2013	3,632,996	$7.94
Granted	1,600,452	16.10
Exercised	(283,057)	6.11
Forfeited and expired	(550,285)	11.42

Options outstanding at December 31, 2014	4,400,106	10.59	8.47	$24,172

Vested and expected to vest at December 31, 2014	3,891,511	10.32	8.43	$22,304

Exercisable at December 31, 2014	1,235,710	6.90	7.94	$10,597

              The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $2.5 million, $2.7 million and $0, respectively.

              As of December 31, 2014, there was $24.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.4 years. Included above in unrecognized compensation expense was $3.2 million related to

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.        Stock-Based Compensation (Continued)

outstanding performance-based options. The following table summarizes the range of exercise prices and the number of stock options outstanding and exercisable as of December 31, 2014:

Outstanding as of December 31, 2014					Exercisable as of December 31, 2014
Range of Exercise Prices		Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.03	$3.29	180,804	6.97	$3.05	132,114	$3.04
$3.40	$3.40	708,314	7.69	$3.40	354,158	$3.40
$3.60	$6.90	737,098	7.93	$6.17	358,968	$6.15
$6.96	$11.81	426,325	8.41	$9.54	116,738	$9.22
$12.44	$12.44	506,915	8.39	$12.44	138,557	$12.44
$12.58	$12.58	581,300	9.42	$12.58	25,000	$12.58
$12.66	$14.24	443,300	9.03	$13.83	73,750	$14.06
$14.32	$19.40	444,750	9.10	$17.25	36,425	$15.48
$19.88	$20.49	356,300	9.03	$20.46	-	-
$21.54	$21.54	15,000	9.05	$21.54	-	-

              Restricted Stock and Restricted Stock Units—The Company may grant Restricted Stock ("RS") and Restricted Stock Units ("RSUs") to employees and non-employee directors. Each RS and RSU represents a right to receive one share of the Company's common stock upon the completion of a specific period of continued service or achievement of a certain milestone. RS and RSU awards granted under the Company's 2013 Incentive Plan and 2000 Stock Incentive Plan are valued at the market price of the Company's common stock on the date of grant. The Company recognizes noncash compensation expense for the fair values of these RS and RSUs on a straight-line basis over the requisite service period of these awards.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.        Stock-Based Compensation (Continued)

              The following table summarizes RSU awards granted under the 2013 Incentive Plan and the 2000 Stock Incentive Plan during the years ended December 31, 2014, 2013 and 2012:

	Number of RSU's	Weighted Average Grant Price
Outstanding at December 31, 2011	487,025	$6.37
Granted	61,011	3.44
Released	(322,819)	4.59
Forfeited	(9,692)	5.69

Outstanding at December 31, 2012	215,525	$6.26
Granted	55,317	6.77
Released	(177,316)	6.42
Forfeited	(885)	5.00

Outstanding at December 31, 2013	92,641	$6.27
Granted	20,502	19.47
Released	(92,641)	6.27
Forfeited	-	-

Outstanding at December 31, 2014	20,502	$19.47

Expected to Vest	20,502	$19.47

              Awards Granted Outside of the 2000 Stock Incentive Plan—As described above, during the first quarter of 2013, the Company completed a review of equity compensation awards granted under its 2000 Stock Incentive Plan and determined that it had inadvertently exceeded the annual per-person sub-limits involving certain awards previously made to certain of its current and past officers and directors (the "excess awards"). The aggregate amount of common stock represented by these excess awards, which consisted of RSUs and stock options, was approximately 1.4 million shares. These awards were deemed to be granted outside of the 2000 Stock Incentive Plan and as such the Company applied liability accounting to these awards. On May 23, 2013 (the date of the Company's 2013 Annual Meeting of Stockholders), shareholders approved the grants associated with the excess awards, which as of this date, allowed the excess awards to be deemed granted under the 2000 Stock Incentive Plan. As a result, the excess awards were re-measured at fair value on May 23, 2013 and the liability was reclassified to additional paid-in capital. The unrecognized fair value calculated for the excess awards as of May 23, 2013 will be recognized as compensation expense ratably over the remaining requisite service period for each award.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.        Stock-Based Compensation (Continued)

              The following table summarizes the stock-based compensation recorded in the Consolidated Statements of Comprehensive Loss related to stock options and RSUs during the years ended December 31, 2014, 2013 and 2012:

		2014		2013		2012
		(in millions)
Research and development expenses		$4.5		$2.4		$0.7
General and administrative expenses		6.8		6.3		2.3

	Total	$11.3	(1)	$8.7	(1)	$3.0

(1)
Includes $2.4 and $4.1 million for the years ended December 31, 2014 and 2013, respectively, for the remeasurement of certain stock options and RSUs that occurred during May 2013.

9.        Income Taxes

              The benefit for income taxes was $10.4 million and $1.2 million and the effective rates were approximately 12% and 2% for the years ended December 31, 2014 and 2013, respectively. The provision for income taxes was $0 and the effective rate was 0.0% during the year ended December 31, 2012. The benefit for income taxes recorded and the effective tax rates for the year ended December 31, 2014 and 2013 solely reflect the reversal of valuation allowances previously recorded against the Company's New Jersey State net operating losses ("NOL") that resulted from the Company's sale of $110.5 million and $27.0 million of its New Jersey State NOLs under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program") for cash of $10.4 million and $1.2 million, respectively, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash.

              The Company is subject to US federal and state income taxes. The Company has never been audited and the statute of limitations for tax audit is open for the federal tax returns for the years ended 2011 and later and is generally open for certain states for the years 2010 and later. However, except in 2009, the Company has incurred net operating losses since inception. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. The Company's policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. As of December 31, 2014 and 2013, the Company has recorded no reserves for unrecognized income tax benefits, nor has it recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.        Income Taxes (Continued)

              The reconciliation between the federal statutory tax rate of 34% and the Company's effective tax rate is as follows:

	Years Ended December 31,
	2014	2013	2012
Statutory federal tax rate	34%	34%	34%
Permanent items	(3)%	0%	0%
State income taxes, net of federal benefit	(7)%	7%	4%
R&D and other tax credits	5%	7%	1%
Expired net operating loss carryforwards	0%	0%	(15)%
Change in state tax rate	0%	2%	0%
Change in valuation allowance	(17)%	(49)%	(22)%
Other	0%	1%	(2)%

Effective tax rate	12%	2%	0%

              Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities consist of the following:

	As of December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$160,758	$149,753
General business credits	18,150	15,209
Alternative minimum tax (AMT) credit	418	418
Other	7,863	5,951

Gross deferred tax assets	$187,189	$171,331
Deferred tax liabilities:
In-process research and development	$(23,245)	$(23,245)

Deferred tax liabilities	$(23,245)	$(23,245)

Net deferred tax assets	$163,944	$148,086

Valuation allowance	(163,944)	(148,086)

Net deferred tax assets	$-	$-

              The net deferred tax assets (prior to applying the valuation allowance) of $163.9 million and $148.1 million at December 31, 2014 and 2013, respectively, primarily consist of net operating loss carryforwards for income tax purposes. Due to the Company's history of operating losses, the Company recorded a full valuation allowance on its net deferred tax assets by increasing the valuation allowance by $15.8 million in 2014 as it is more likely than not that such tax benefits will not be realized.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Income Taxes (Continued)

              At December 31, 2014, the Company had federal net operating loss carryforwards for income tax purposes of approximately $461.8 million. Due to the limitation on NOLs as more fully discussed below, $283.5 million of the NOLs are available to offset future taxable income, if any. The NOL carryovers and general business tax credits expire in various years beginning in 2018. For state tax purposes, the Company has approximately $63 million of New Jersey NOLs available to offset against future taxable income or to be sold as part of the New Jersey Transfer Program. The Company also has California and Virginia NOLs that are entirely limited due to Section 382 (as discussed below), in addition to changing state apportionment allocations, as the Company is now 100% resident in New Jersey.

              During 2014, the Company completed an Internal Revenue Code Section 382 ("Section 382") analysis in order to determine the amount of losses that are currently available to offset against future taxable income, if any. It was determined that the utilization of the Company's NOL and general business tax credit carryforwards generated in tax periods up to and including December 2010 (the "December 2010 and prior NOLs") were subject to substantial limitations under Section 382 due to ownership changes that occurred at various points from its original organization through December 2010. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, it has raised capital through the issuance of common stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, resulted in multiple changes in ownership, as defined by Section 382 since the Company's formation in 1999. These ownership changes resulted in substantial limitations on the use of the Company's NOLs and general business tax credit carryforwards up to and including December 2010. The Company continues to track all of its NOLs and tax credit carryforwards but has provided a full valuation allowance to offset those amounts.

10.    License and Collaboration Agreements

    In-License Agreements

              PARI Pharma GmbH—In April 2008, the Company entered into a licensing agreement with PARI Pharma GmbH ("PARI") for use of the optimized eFlow Nebulizer System for delivery of ARIKAYCE in treating patients with NTM infections, CF and bronchiectasis. The Company has rights to several US and foreign issued patents and patent applications involving improvements to the optimized eFlow Nebulizer System. Under the licensing agreement, PARI is entitled to receive payments either in cash, qualified stock or a combination of both, at PARI's discretion, based on achievement of certain future milestone events including first acceptance of MAA submission (or equivalent) in the US of ARIKAYCE and the device, first receipt of marketing approval in the US for ARIKAYCE and the device, and first receipt of marketing approval in a major EU country for ARIKAYCE and the device. In addition, PARI is entitled to receive royalty payments on commercial sales of ARIKAYCE. See below for information related to the commercialization agreement with PARI.

    Out-License Agreements

              NAPO Pharmaceuticals—In January 2007, the Company entered into an agreement with NAPO Pharmaceuticals, whereby it granted NAPO a license for INSM-18 also known as Masoprocal. The

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    License and Collaboration Agreements (Continued)

license gives NAPO the right to develop, manufacture and commercialize Masoprocal products for any indications relating specifically to diabetes, cardiac disease, vascular disease, metabolic disease and Syndrome X. The agreement calls for payments from NAPO to the Company upon the achievement of certain milestones which have not yet been met.

              TriAct—In December 2010, the Company entered into an agreement with TriAct Therapeutics Inc. ("TriAct") whereby it granted TriAct an exclusive license for INS-18 also known as Masoprocal. The license gives TriAct the right to develop, manufacture and commercialize Masoprocal products for any indications relating specifically to oncology. The agreement calls for the issue of TriAct common stock to Insmed upon the achievement of certain milestones. To date, no milestones have been achieved and no common stock has been received.

              Eleison—In February 2011, the Company entered into an agreement with Eleison Pharmaceuticals whereby it granted Eleison an exclusive license for CISPLATIN Lipid Complex. The license gives Eleison the right to develop, manufacture and commercialize CISPLATIN Lipid Complex. Payments totaling $1.0 million were received in 2011 and were recorded as license fee revenue.

              Premacure (now Shire plc)—In May 2012, the Company entered into an agreement with Premacure (now Shire plc) pursuant to which the Company granted to Premacure an exclusive, worldwide license to develop, manufacture and commercialize IGF-1, with its natural binding protein, IGFBP-3, for the prevention and treatment of complications of preterm birth in exchange for royalty payments on commercial sales of IGF-1 (the "Premacure License Agreement"). In March 2013, the Company amended the Premacure License Agreement to provide Premacure with the option, exercisable by Premacure any time prior to April 30, 2013, to pay the Company $11.5 million (the "Buyout Amount") and assume any of the Company's royalty obligations to other parties in exchange for a fully paid license. On April 29, 2013, Premacure exercised this option and paid the Company $11.5 million in exchange for a fully paid license. The Company recorded this payment as other revenue in the three months ended June 30, 2013. The Company is not entitled to any additional future royalties from Premacure, and Premacure has assumed the Company's royalty obligations to other parties under the Premacure License Agreement.

    Collaboration Agreements

              Cystic Fibrosis Foundation Therapeutics, Inc.—In 2004 and 2009, the Company entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby it received $1.7 million and $2.2 million for each respective agreement in research funding for the development of its ARIKAYCE product. If ARIKAYCE becomes an approved product for CF in the US, the Company will owe payments totaling up to $13.4 million to CFFT that would be payable over a three-year period after approval as a commercialized drug in the US. Furthermore, if certain global sales milestones are met within 5 years of the drug commercialization, the Company would owe an additional payment of $3.9 million. Since there is significant development risk associated with ARIKAYCE, the Company has not accrued these obligations.

              National Institutes of Allergy and Infectious Diseases—In 2009 and 2012, the Company entered into a cooperative research and development agreement (CRADA) with National Institute of Allergy

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    License and Collaboration Agreements (Continued)

and Infectious Diseases (NIAID) to design and conduct the Company's phase 2 study of ARIKAYCE in patients with NTM. NIAID has also agreed to provide biostatistical advisory input in connection with the phase 2 NTM study. If the Company decides not to continue with the commercialization of ARIKAYCE in NTM, NIAID will have the right to complete the clinical trial. Further, NIAID may elect to pursue its rights to obtain license rights to certain inventions made under the CRADA.

              Therapure Biopharma Inc.—In February 2014, the Company entered into a Contract Manufacturing Agreement with Therapure Biopharma Inc. ("Therapure") for the manufacture of the Company's product ARIKAYCE. Pursuant to the agreement, the Company and Therapure are collaborating to construct a production area for the manufacture of ARIKAYCE in Therapure's existing manufacturing facility in Mississauga, Ontario, Canada. Therapure will manufacture ARIKAYCE for the Company on a non-exclusive basis. The agreement has an initial term of five years from the first date on which Therapure delivers ARIKAYCE to Insmed after Insmed obtains permits related to the manufacture of ARIKAYCE, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years' prior written notice to the other party. Notwithstanding the foregoing, the parties have rights and obligations under the agreement prior to the commencement of the initial term. The agreement allows for termination by either party upon the occurrence of certain events, including (i) the material breach by the other party of any provision of the agreement or the quality agreement expected to be entered into between the parties, or (ii) the default or bankruptcy of the other party. In addition, the Company may terminate the agreement for any reason upon no fewer than one hundred eighty days' advance notice. Costs incurred under this agreement will be recorded as a component of research and development expense until such time as the Company receives regulatory approvals for ARIKAYCE.

              PARI Pharma GmbH—In July 2014, the Company entered into a Commercialization Agreement with PARI for the manufacture and supply of eFlow nebulizer device as optimized for use with the Company's proprietary liposomal amikacin for inhalation. The agreement has an initial term of fifteen years from the first commercial sale of the device (the "Initial Term"). The term of the agreement may be extended by the Company for an additional five years by providing written notice to PARI at the least one year prior to the expiration of the Initial Term. Notwithstanding the foregoing, the parties have certain rights and obligations under the agreement prior to the commencement of the Initial Term. The agreement allows for termination by either party upon the occurrence of certain events, including (i) the material breach by the other party of any provision of the agreement, (ii) the default or bankruptcy of the other party, or (iii) upon termination by the Company of the License Agreement between the parties.

              SynteractHCR, Inc.—In December 2014, the Company, entered into Work Order 1, pursuant to a Master Agreement for services with SynteractHCR, Inc., ("Synteract"), dated as of August 27, 2014, as amended on December 23, 2014, pursuant to which the Company retained Synteract to perform implementation and management services in connection with certain clinical trials pursuant to a specific protocol of pharmaceutical products under development by or under the control of the Company. Synteract is providing comprehensive services for the 212 study. Prior to the execution of the Work Order, Synteract was providing such services pursuant to a Letter of Intent, dated August 25, 2014. The Work Order covers services related to the 212 study only and any additional Study will be subject to the negotiation and execution of an additional work order.

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Commitments and Contingencies

    Commitments

              The Company has an operating lease for office and laboratory space located in Bridgewater, NJ that terminates in November 2019. Future minimum rental payments under this lease are $3.5 million. The Company also leases office space in Richmond, VA, where the Company's corporate headquarters were previously located, through October 2016. Future minimum rental payments under this lease total approximately $0.9 million. During 2011, the Company recorded a net present value charge of $1.2 million in general and administrative expenses associated with vacating the Richmond facility. The remaining accrual for this charge was $0.4 million as of December 31, 2014. In December 2014, the Company entered into an agreement to sublet this space for the remainder of the lease term.

              Rent expense charged to operations, net of rental income recorded, was $1.3 million, $1.0 million, and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum rental payments required under the Company's operating leases are as follows (in thousands):

Year Ending in December 31:
2015	$1,106
2016	1,144
2017	741
2018	762
2019	718

$4,471

    Legal Proceedings

              From time to time, the Company is a party to various other lawsuits, claims and other legal proceedings that arise in the ordinary course of business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

12.    Quarterly Financial Data (Unaudited)

              The following table summarizes unaudited quarterly financial data for the years ended December 31, 2014 and 2013 (in thousands, except per share data).

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$-	$-	$-	$-	$-
Operating loss	$(18,079)	$(22,816)	$(23,404)	$(23,066)	$(87,365)
Net loss	$(14,298)	$(23,224)	$(23,990)	$(17,647)	$(79,159)
Basic and diluted net loss per share	$(0.36)	$(0.59)	$(0.54)	$(0.36)	$(1.84)

INSMED INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Quarterly Financial Data (Unaudited) (Continued)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$-	$11,500	$-	$-	$11,500
Operating loss	$(14,309)	$(8,270)	$(16,842)	$(15,594)	$(55,015)
Net loss	$(13,678)	$(8,854)	$(17,327)	$(16,214)	$(56,073)
Basic and diluted net loss per share	$(0.43)	$(0.28)	$(0.46)	$(0.41)	$(1.60)

              Basic and diluted net loss per share amounts included in the above table were computed independently for each of the quarters presented. Accordingly, the sum of the quarterly basic and diluted net loss per share amounts may not agree to the total for the year.

13.    Retirement Plan

              The Company has a 401(k) defined contribution plan for the benefit for all employees and permits voluntary contributions by employees subject to IRS-imposed limitations. There were no employer contributions in 2014, 2013 and 2012.

14.    Subsequent Events

              In February 2015, the Company received notification that its MAA was validated after the EMA's pediatric committee approved the pediatric investigation plan for ARIKAYCE. As a result, the Company will record approximately $1.5 million of non-cash compensation expense related to certain performance-based stock options which will vest in the first quarter of 2015. The Company has evaluated all events and transactions since December 31, 2014 through the date of this report.

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
10.3**
Form of Award Agreement for Restricted Stock Units issued to employees pursuant to Insmed's 2013 Incentive Plan (incorporated by reference from Exhibit 10.3 to Insmed Incorporated's Form 10-K filed on March 6, 2014).
10.4**
Form of Award Agreement for Restricted Stock Units issued to directors pursuant to Insmed's 2013 Incentive Plan (incorporated by reference from Exhibit 10.4 to Insmed Incorporated's Form 10-K filed on March 6, 2014).
10.5**	Form of Award Agreement for an Incentive Stock Option pursuant to Insmed's 2013 Incentive Plan (incorporated by reference from Exhibit 10.5 to Insmed Incorporated's Form 10-K filed on March 6, 2014
10.6**
Form of Award Agreement for a Non-Qualified Stock Option pursuant to Insmed's 2013 Incentive Plan (incorporated by reference from Exhibit 10.6 to Insmed Incorporated's Form 10-K filed on March 6, 2014).
10.7**
Employment Agreement, dated December 2, 2010, between Insmed Incorporated and Dr. Renu Gupta (incorporated by reference from Exhibit 10.4 to Insmed Incorporated's Current Report on Form 8-K filed on February 1, 2011).
10.8**
Transition and Separation Agreement, dated March 26, 2014 and effective as of April 16, 2014, between Insmed Incorporated and Renu Gupta, M.D. (incorporated by reference from Exhibit 10.3 to Insmed Incorporated's Form 10-Q filed on May 8, 2014).
10.9**
Employment Agreement, effective as of July 18, 2011, between Insmed Incorporated and Andrea Holtzman Drucker (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on July 18, 2011).

10.10**	Letter Agreement between Insmed Incorporated and Andrea Holtzman Drucker, dated May 28, 2013 (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on May 29, 2013).
10.11**
Employment Agreement, effective as of May 14, 2012, between Insmed Incorporated and Donald Hayden, Jr. (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on May 17, 2012).
10.12**
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
10.14**
Employment Agreement, effective as of November 7, 2012, between Insmed Incorporated and Andrew Drechsler (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on November 7, 2012).
10.15
Loan and Security Agreement, dated as of June 29, 2012, by and between Insmed Incorporated and its domestic subsidiaries and Hercules Technology Growth Capital, Inc. (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on July 2, 2012).
10.16*
Settlement, license and development agreement, dated March 5, 2007, between Insmed Incorporated, Insmed Therapeutic Proteins, Inc., Celtrix Pharmaceuticals, Tercica Inc., and Genentech, Inc. (previously filed as Exhibit 10.1 to Insmed's Quarterly Report on 10-Q filed on May 10, 2007, and incorporated herein by reference).
10.17*
License agreement dated April 25, 2008, between Transave, Inc. and PARI Pharma GmbH (incorporated by reference from Exhibit 10.22 to Insmed Incorporated's Annual Report on Form 10-K for the year ended December 31, 2012).
10.18**
Employment Agreement, effective as of April 1, 2013, between Insmed Incorporated and Matthew Pauls (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed on May 7, 2013).
10.19**	Insmed Incorporated Stock Option Inducement Awards to Matthew Pauls (incorporated by reference from Exhibit 99.2 to Insmed Incorporated's Registration Statement on Form S-8 filed on May 24, 2013).
10.20**
Employment Agreement, effective as of July 29, 2013, between Insmed Incorporated and Christine Pellizzari (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed on November 5, 2013).
10.21**	Insmed Incorporated Senior Executive Bonus Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Form 10-Q filed on November 5, 2013).

10.22	Lease, dated December 31, 2013, between Denver Road, LLC and Insmed Incorporated (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on January 3, 2014).
10.23
Form of Indemnification Agreement entered into with each of the Company's directors and officers (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on January 16, 2014).
10.24+
Contract Manufacturing Agreement, dated February 7, 2014, between Insmed Incorporated and Therapure Biopharma Inc. (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed on May 8, 2014).
10.25+
Amending Agreement, dated March 13, 2014, between Insmed Incorporated and Therapure Biopharma Inc. (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Form 10-Q filed on May 8, 2014).
10.26+
Commercialization Agreement dated July 8, 2014 between Insmed Incorporated and PARI Pharma GmbH (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed on November 6, 2014).
10.27	Amendment No. 3 to Loan and Security, dated as of December 15, 2014, by and between Insmed Incorporated and its domestic subsidiaries and Hercules Technology Growth Capital, Inc. (filed herewith).
10.28	Stock Purchase Agreement, dated as of December 15, 2014, by and between Insmed Incorporated and Hercules Technology Growth Capital, Inc. (filed herewith).
10.29*	Master Agreement for Services, dated as of August 27, 2014, by and between Insmed Incorporated and SynteractHCR, Inc. (filed herewith).
10.30*	Work Order 1, dated as of December 30, 2014, by and between Insmed Incorporated and SynteractHCR, Inc. (filed herewith).
21.1	Subsidiaries of Insmed Incorporated (filed herewith).
23.1	Consent of Ernst & Young LLP.
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