Form 10-K/A
period 2014-12-31
INSMED Inc
filed 2015-03-30
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-30739

INSMED INCORPORATED

(Exact name of registrant as specified in its charter)

Virginia	54-1972729
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

10 Finderne Avenue, Building 10
Bridgewater, New Jersey 08807	(908) 977-9900
(Address of principal executive offices)	(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, was $772.7 million (based on the closing price for shares of the registrant’s Common Stock as reported on the Nasdaq Capital Market on that date).  In determining this figure, the registrant has assumed solely for this purpose that all of its directors, executive officers, persons beneficially owning 10% or more of the outstanding Common Stock and certain other stockholders of the registrant may be considered to be affiliates.  This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.

On March 25, 2015, there were 49,998,631 shares of the registrant’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

EXPLANATORY NOTE

In its Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015 (the “Original Filing”), Insmed Incorporated provided certain information required by Items 10 through 14 of Part III of the Original Filing by incorporating by reference portions of the definitive proxy statement for the Company’s 2015 Annual Meeting of Shareholders, pursuant to General Instruction G of Form 10-K. The Company is filing this Amendment No. 1 on Form 10K/A (“Amendment No. 1”) solely: (i) to timely provide such Part III information; and (ii) to amend the section of the cover page captioned “Documents Incorporated by Reference” to read “None”. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), the cover page, Part III and Part IV of the Original Filing have been amended and restated in their entirety. Except as otherwise noted, information included in this Amendment No. 1 is stated as of December 31, 2014 and does not reflect any subsequent information or events.

As required by Rule 12b-15, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

PART III

ITEM 10.                                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Articles of Incorporation provide that our Board of Directors (the “Board”) shall consist of not more than 12 directors, with the exact number to be prescribed by our Bylaws. Our Bylaws provide that the number of directors constituting our Board shall be designated by a resolution of the Board but shall be not less than six or more than ten. Our Bylaws are posted on our website at www.insmed.com under the heading “Investor Relations—Corporate Governance.”  Our Board has adopted resolutions designating up to nine directors. The directors are divided into three classes—Class I, Class II and Class III. Each class of directors serves for three years on a staggered term basis.

Director’s Name	Age	Position(s) with the Company	Year First Became Director and Year Current Term Will Expire	Class of Director
David Brennan(1)	61	Director	2014 — 2015	III
Melvin Sharoky, M.D.(2)(3)	64	Director	2001 — 2015	III
Randall W. Whitcomb, M.D.(2)(3)	60	Director	2001 — 2015	III
Alfred F. Altomari(4)(5)	56	Director	2012 — 2016	I
Steinar J. Engelsen, M.D.(5)(6)	64	Director	1999 — 2016	I
William H. Lewis	46	President and CEO, Director	2012 — 2016	I
Donald Hayden, Jr.	59	Chairman of the Board	2010 — 2017	II
David W.J. McGirr(7)	60	Director	2013 — 2017	II
Myrtle Potter	56	Director	2014 — 2017	II

(1)                                 Mr. Brennan joined the Compensation Committee in May 2014.

(2)                                 Member of the Nominations and Governance Committee.

(3)                                 Member of the Compensation Committee.

(4)                                 Chairman of the Compensation Committee.

(5)                                 Member of the Audit Committee.

(6)                                 Chairman of the Nominations and Governance Committee.

(7)                                 Chairman of the Audit Committee.

Business Experience

David Brennan.  Mr. Brennan joined Insmed’s Board of Directors in May 2014. From 2006 to 2012, Mr. Brennan was the Chief Executive Officer of AstraZeneca PLC (NYSE: AZN), a global biopharmaceutical company. Previously at AstraZeneca, Mr. Brennan served as Executive Vice President of North America from 2001 to 2006; and as Senior Vice President of Commercialization and Portfolio Management from 1999 to 2001. Mr. Brennan also served as a member of the Board of Directors of AstraZeneca from 2005 to 2012. Prior to AstraZeneca, Mr. Brennan held various positions at Astra Pharmaceuticals, L.P., Astra Merck, Inc. and Merck and Co. Inc. Mr. Brennan also serves as a member of the board of directors of Alexion Pharmaceuticals (Nasdaq: ALXN) and a member of the Supervisory Board of Innocoll AG (Nasdaq: INNL). Mr. Brennan received a B.A. in Business Administration from Gettysburg College.

Key Attributes, Experience and Skills:  Mr. Brennan has more than 37 years of experience in the pharmaceutical industry.  The Board believes that Mr. Brennan’s public company and public company board experience, including roles in executive management, commercialization and product management makes him a valuable asset to the Board.

Melvin Sharoky, M.D.  Dr. Sharoky has been a member of our Board since May 2001 and served as Chairman of our Board from June 2009 to December 2010. Since January 2008, Dr. Sharoky has been retired.  From 2007 to 2012, he was a member of the board of directors of Par Pharmaceutical Companies, Inc. (NYSE:PRX), a publicly-traded pharmaceutical manufacturer. From 2002 to 2007, Dr. Sharoky was President and Chief Executive Officer of Somerset Pharmaceuticals, Inc.  Dr. Sharoky continued as a consultant to Somerset until 2007. From 2001 to 2002, Dr. Sharoky was retired. From July 1995 to June 2001, Dr. Sharoky served as President of Somerset Pharmaceuticals. From 1995 through 1998, Dr. Sharoky was President of Watson Pharmaceuticals, Inc. (now Actavis plc), and from 1993 to 1998 he was President and Chief Executive Officer of Watson’s wholly-owned subsidiary, Circa Pharmaceuticals, Inc. From 1988 to 1993, Dr. Sharoky held various senior executive positions with Circa Pharmaceuticals. From February 1986 to June 1988, Dr. Sharoky was Vice President and Chief Medical Officer of Pharmakinetics Laboratories, Inc.  Dr. Sharoky holds a Bachelor of Arts degree in biology from the University of Maryland in Baltimore County and a Doctor of Medicine degree from the University of Maryland School of Medicine.

Key Attributes, Experience and Skills: Dr. Sharoky has more than 28 years of experience in the pharmaceutical industry. The Board believes that, in addition to his medical experience as a physician, Dr. Sharoky’s background as an executive of pharmaceutical companies brings senior management, leadership, financial and strategic planning experience to our Board.

Randall W. Whitcomb, M.D.  Dr. Whitcomb has been a member of our Board since November 2001, and served as our designated lead independent director from May 2012 to July 2013. Since 2008, Dr. Whitcomb has been a consultant to various companies and serves as a senior advisor to Frazier Healthcare, a venture capital firm. From 2001 to 2006, Dr. Whitcomb was Chief Medical Officer of Quatrx Pharmaceuticals, Inc., a privately-held, drug development company he founded. From 1992 through 2000, Dr. Whitcomb held various management positions with Parke-Davis Pharmaceutical Research, Inc., a division of Warner Lambert Company, serving as Vice President of Drug Development with particular responsibility for the development and approval of products for women’s health care, metabolic diseases and diabetes. After Pfizer acquired Warner Lambert, Dr. Whitcomb was Vice President Global Project Management for Pfizer Global Research and Development. From 1987 through 1992, Dr. Whitcomb was on the faculty of Massachusetts General Hospital and Harvard Medical School. Dr. Whitcomb serves on the board of directors of Atterocor, a private drug development company. Dr. Whitcomb holds a Bachelor of Arts degree in biology and chemistry from Tabor College and a Doctor of Medicine degree from the University of Kansas.

Key Attributes, Experience and Skills: Dr. Whitcomb has more than 25 years of experience in the life sciences industry. The Board believes that, in addition to his medical experience as a physician, Dr. Whitcomb’s experience in venture capital investing and extensive management experience bring leadership, financial and strategic planning strength to our Board.

Alfred F. Altomari. Mr. Altomari was elected to our Board in August 2012. Since October 2010, Mr. Altomari has served as President and Chief Executive Officer of Agile Therapeutics (“Agile”; Nasdaq: AGRX), a women’s health specialty pharmaceutical company. Mr. Altomari is also a member of Agile’s board of directors and prior to being named President and Chief Executive Officer, he served as Agile’s Executive Chairman from 2004 to 2010. From 2008 to September 2010, Mr. Altomari was also a consultant to Agile. From 2003 to 2008, Mr. Altomari held multiple senior management positions at Barrier Therapeutics, Inc. (“Barrier”), including Chief Commercial Officer, Chief Operating Officer, and Chief Executive Officer. In 2008, in his role as Chief Executive Officer and as a member of Barrier’s board of directors, Mr. Altomari completed the successful sale of Barrier to Stiefel Laboratories, which was subsequently acquired by GlaxoSmithKline plc. From 1982 to 2003, Mr. Altomari held numerous executive roles in general management, commercial operations, business development, product launch preparation, and finance with Johnson & Johnson. Mr. Altomari also serves on the board of directors of Recro Pharma, Inc. Mr. Altomari holds a Master of Business Administration degree from Rider University and Bachelor of Science degrees in finance and accounting from Drexel University.

Key Attributes, Experience and Skills: Mr. Altomari is a pharmaceutical industry veteran with more than 30 years of experience. The Board believes that Mr. Altomari’s experience in pharmaceutical companies with commercialized products, the launch of certain products and more than 20 years of focus on the development and marketing of specialty pharmaceutical products makes him uniquely suited to guide the Board in strategic planning, operational and commercial matters.

Steinar J. Engelsen, M.D. Dr. Engelsen has been a member of our Board since our inception in November 1999 and was a director of Insmed Pharmaceuticals, our predecessor entity, from 1998 to 2000. Since November 1996, Dr. Engelsen has been a partner of Teknoinvest AS, a venture capital firm based in Norway. In addition, from January to November 2000, Dr. Engelsen was acting chief executive officer of Centaur Pharmaceuticals, Inc., a biopharmaceutical company. From 1989 until 1996, Dr. Engelsen held various management positions within Hafslund Nycomed AS, a pharmaceutical company based in Europe, and its affiliated companies. He was responsible for therapeutic research and development, serving as Senior Vice President, Research and Development of Nycomed Pharma AS from 1994 until 1996. Dr. Engelsen also serves on the board of directors of Capnia, Inc. (Nasdaq: CAPN), a medical device company. Dr. Engelsen holds a Master of Science degree in nuclear chemistry and a Doctor of Medicine degree from the University of Oslo and is a Certified European Financial Analyst.

Key Attributes, Experience and Skills: Dr. Engelsen has more than 20 years of experience in the pharmaceutical industry, including his experience as a financial analyst and as an investor in biopharmaceutical companies. The Board believes that Dr. Engelsen’s finance and management experience in biopharmaceutical companies enables him to provide operating insights

William H. Lewis. Mr. Lewis joined us in September 2012 as our President and Chief Executive Officer and as a member of our Board.  From 2011 to 2012, Mr. Lewis was a consultant and acted in that capacity to our Board from June 2012 until September 2012. Mr. Lewis is a former co-founder, in 2005, of Aegerion Pharmaceuticals, Inc. (“Aegerion”; Nasdaq: AEGR), a biopharmaceutical company focused on developing therapies for rare diseases.  At Aegerion, Mr. Lewis served in a series of successively more senior executive administrative and financial roles, notably serving as Chief Financial Officer from March 2005 to August 2009, at which time he became President and served in that role until June 2011. Prior to Aegerion, Mr. Lewis spent more than 10 years working in the United States and Europe in investment banking for JP Morgan, Robertson Stephens, and Wells Fargo. Mr. Lewis serves on the Supervisory Board of uniQure, N.V. (Nasdaq: QURE), a Netherlands-based gene therapy company, and the Board of Trustees of Oberlin College.  Mr. Lewis holds a Bachelor of Arts degree cum laude from Oberlin College, a Master of Business Administration from Case Western Reserve University and a Juris Doctor with Honors from Case Western Reserve University.  Prior to attending graduate school he worked in the Foreign Service for the U.S. Government.

Key Attributes, Experience and Skills: Mr. Lewis has more than 10 years of executive experience in the life sciences industry and a track record of success for over 20 years in the pharmaceutical and finance industries both in the United States and internationally.  During his tenure at Aegerion, Mr. Lewis played a pivotal role in re-orienting the company’s strategy to focus on orphan disease indications enabling Aegerion to go public in one of the best performing initial public offerings of 2010.  The Board believes that Mr. Lewis brings significant qualifications including his experience as a seasoned entrepreneur and senior executive with a fast-growing biotechnology company. In addition, Mr. Lewis offers the Board significant insights and experience with financing, orphan drug technology, and international business development.

Donald Hayden, Jr.  Mr. Hayden has been a member of our Board since December 2010. Mr. Hayden has been the non-Executive Chairman of our Board since December 2010, except for the period from May 2012 to September 2012, when he acted as our Executive Chairman during a transition of senior level management. He previously served as the Executive Chairman of Transave, a biotechnology company, from 2006 until 2010, when Transave was acquired by Insmed. From 1981 to 2006, Mr. Hayden was an executive with Bristol-Myers Squibb Company, where he served in key executive roles including President of Global Pharmaceuticals; Executive Vice President and President, Americas; Executive Vice President of the Health Care Group; President of Oncology and Immunology; and Senior Vice President of Worldwide Franchise Management and Business Development. Mr. Hayden currently serves as Chairman of Vitae Pharmaceuticals, Inc. (Nasdaq: VTAE) and as lead independent director of Amicus Therapeutics Inc. (Nasdaq: FOLD), both of which are clinical-stage biopharmaceutical companies. Mr. Hayden also serves on the boards of directors for four privately-held companies: Alvine Pharmaceuticals; Nora Therapeutics; ReGenX Biosciences; and Dimension Therapeutics.  Mr. Hayden is also a senior advisor to Prospect Venture Partners, a venture capital firm. Mr. Hayden holds a Bachelor of Arts degree in general studies from Harvard University and a Master of Business Administration degree from Indiana University.

Key Attributes, Experience and Skills: Mr. Hayden has more than 30 years of pharmaceutical industry experience, including roles in executive management, commercialization, business development, and financial and strategic planning. This extensive experience makes him a valuable asset to our Board. Furthermore, Mr. Hayden’s leadership abilities and experiences make him particularly well qualified to be our Chairman.

David W.J. McGirr. Mr. McGirr has been a member of our Board since October 2013. From March 2013 to June 2014, Mr. McGirr served as a Senior Advisor to the Chief Executive Officer of Cubist Pharmaceuticals, Inc. (Nasdaq: CBST), a biopharmaceutical company that was acquired by Merck and Co. in December of 2014. He previously served as Senior Vice President and Chief Financial Officer from November 2002 to March 2013, and as Treasurer from 2002 until 2003.  From 1999 to 2002, Mr. McGirr was the President and Chief Operating Officer of hippo inc, a venture-financed internet technology company, and was also a member the hippo inc. board of directors from 1999 to 2003.  From 1996 to 1999, he was the President of GAB Robins North America, Inc., a risk management company, serving also as Chief Executive Officer from 1997 to 1999.  Mr. McGirr was a private equity investor from 1995 to 1996.  From 1978 to 1995,

Mr. McGirr served in various positions within the S.G. Warburg Group, ultimately as Chief Financial Officer, Chief Administrative Officer and Managing Director of S.G. Warburg & Co., Inc., a position held from 1992 to 1995.  Mr. McGirr serves on the board of directors of Relypsa, Inc. (Nasdaq: RLYP), a clinical-stage biopharmaceutical company, and Roka Bioscience, Inc. (Nasdaq: ROKA), a molecular diagnostics company.  Mr. McGirr holds a Bachelor of Science degree in civil engineering from the University of Glasgow and a Master of Business Administration degree from The Wharton School at the University of Pennsylvania.

Key Attributes, Experience and Skills: Mr. McGirr has more than 30 years of experience as a senior financial executive including 11 years at Cubist, which secured a number of product approvals and launched these products across multiple markets during his tenure.  The Board believes that Mr. McGirr brings a unique combination of skills to the Board, including public company and public company board experience, capital markets insight, operational and corporate development experience and significant expertise in the healthcare sector, specifically with infectious diseases, and that his background is ideally suited to help guide the Company in building a commercial biopharmaceutical company with a franchise of novel therapies at the intersection of orphan, pulmonary, and infectious diseases.

Myrtle Potter.  Ms. Potter has been a member of our Board since December 2014. Ms. Potter serves as a Director of Rite Aid (NYSE: RAD), Everyday Health (NYSE: EVDY), Liberty Mutual Holding Company, and Proteus Digital Health, and as a Trustee of The University of Chicago. She served on the Board of Medco Health Solutions (NYSE: MHS) from December 2007 until its acquisition by Express Scripts (Nasdaq; ESRX) in April 2012, and continued as a Director of Express Scripts until June 2012. Ms. Potter is the Chief Executive Officer of Myrtle Potter & Company, LLC, a global healthcare advisory firm. She has served in this capacity from 2005 to present. From 2000 to 2005, Ms. Potter was President of Commercial Operations and Chief Operating Officer at Genentech, where she also served as a member of the Executive Committee. At Genentech, Ms. Potter led the commercialization of a robust portfolio, including Avastin™, Rituxan™, Herceptin™, Tarceva™, Xolair™, Nutropin™, Activase™ and TNkase™. Prior to Genentech, Ms. Potter was President of Bristol-Myers Squibb’s $3.5 billion, 3,500-person U.S. Cardiovascular and Metabolic business. Before Bristol-Myers Squibb, Ms. Potter was with Merck & Co. for fourteen years. Her last job at Merck was as Vice President of an $800 million U.S. pharmaceutical business unit. She began her career at Procter & Gamble Company.  Ms. Potter holds a Bachelor of Arts degree in Political Science from The University of Chicago.

Key Attributes, Experience and Skills:  Ms. Potter has over 30 years of experience in the pharmaceutical industry.  The Board believes that Ms. Potter’s experience, including extensive commercial and operational experience leading pharmaceutical companies in bringing new therapies to market, makes her well-suited to guide the Board in operational and commercial matters.

Executive Officers

The following table sets forth our current executive officers, their ages, the positions currently held by each such person as of the date of this annual report and the period holding such positions.

Name	Age	Position(s)	Period During Which Officer Served in Such Position(s)
William H. Lewis	46	President and Chief Executive Officer	September 2012—Present
Andrew T. Drechsler	43	Chief Financial Officer	November 2012—Present
Christine Pellizzari	47	General Counsel and Corporate Secretary	July 2013—Present
S. Nicole Schaeffer	46	Senior Vice President, Human Resources and Corporate Services	January 2013—Present
Peggy J. Berry	47	Vice President, Regulatory	February 2014—Present
Eugene Sullivan, M.D.	50	Chief Medical and Scientific Officer	March 2015—Present
Mark A. Quigley Ph.D.	62	Vice President, Quality Assurance	September 2014—Present

Business Experience

William H. Lewis.  Mr. Lewis’s biographical information is summarized above under “The Board.”

Andrew T. Drechsler.  Mr. Drechsler joined Insmed as Chief Financial Officer in November 2012. Mr. Drechsler has 18 years of financial and operational leadership experience in both public and private life sciences companies. From 2007 to 2012, Mr. Drechsler was Chief Financial Officer of VaxInnate Corporation, a privately held biotechnology company. From

2005 to 2007, Mr. Drechsler was Chief Financial Officer of Valera Pharmaceuticals, a publicly traded specialty pharmaceutical company that was acquired by Indevus Pharmaceuticals, and is now part of Endo Pharmaceuticals. From 1997 to 2005, Mr. Drechsler held senior financial positions with i-STAT, now part of Abbott Laboratories, and Biomatrix, now part of Sanofi. From 1994 to 1997, Mr. Drechsler was an auditor with Coopers & Lybrand during which time he became a certified public accountant.  Mr. Drechsler graduated magna cum laude with a Bachelor of Science degree in accounting from Villanova University.

Christine Pellizzari. Ms. Pellizzari joined Insmed in July 2013.  Ms. Pellizzari has over 20 years of senior-level leadership experience in the global biotechnology and pharmaceutical industry.  From August 2007 to December 2012, Ms. Pellizzari served as Executive Vice President, General Counsel and Secretary for Aegerion. From 1998 to 2007, Ms. Pellizzari served as Senior Vice President, General Counsel and Secretary of Dendrite International, Inc., a publicly traded company that provided sales effectiveness, promotional and compliance solutions to the global pharmaceutical industry.  Prior to Dendrite, Ms. Pellizzari practiced law at the firm of Wilentz, Goldman & Spitzer where she specialized in health care transactions and related regulatory matters.  Before joining Wilentz, Ms. Pellizzari served as a law clerk to the Honorable Reginald Stanton, Assignment Judge for the Superior Court of New Jersey.  Ms. Pellizzari received her Bachelor of Arts degree, cum laude, from the University of Massachusetts, Amherst and her Juris Doctor degree from the University of Colorado, Boulder.

S. Nicole Schaeffer.  Ms. Schaeffer joined Insmed in January 2013 as Senior Vice President, Human Resources and Corporate Services. From October through December 2012 Ms. Schaeffer was a consultant and served us in that capacity through December 2012. Ms. Schaeffer has more than 20 years of experience in Human Resources, organizational development, corporate operations and building life science organizations. From March 2005 to June 2012, Ms. Schaeffer served as Senior Vice President, Administration and Human Resources, for Amicus Therapeutics (Nasdaq: FOLD) where she was responsible for the human resources, facilities and IT functions. Prior to Amicus, she served as Senior Director, Human Resources, for three portfolio companies of Flagship Ventures, a venture capital firm, and in that capacity she managed human resources for three life sciences companies. Ms. Schaeffer has also held HR leadership positions with Oak Industries, from 1997 to 2000, and EMC Corporation, from 1994 to 1996. Ms. Schaeffer received her Bachelor of Arts degree from the University of Rochester and her Master of Business Administration degree from Boston University.

Peggy J. Berry.  Ms. Berry joined Insmed in February 2014 as Vice President of Regulatory Affairs. Ms. Berry has more than 25 years of experience in the pharmaceutical industry and began her career at the U.S. Food and Drug Administration (“FDA”).  From March 2009 to February 2014, Ms. Perry was Vice President, Regulatory Affairs & Quality, of Amarin Pharma Inc., (Nasdaq: AMRN) a publicly held biopharmaceutical company. From 2006 to 2009, Ms. Perry was Senior Vice President, Quality & Regulatory Affairs, of Dyax Corp (Nasdaq: DYAX). From 2005 to 2006, Ms. Perry was Senior Director, Regulatory Affairs, of MGI Pharma, Inc. (now Eisai Inc.).  Prior to that, Ms. Perry served in a number of regulatory and clinical director roles including as Director of Regulatory Affairs for AstraZeneca from 2005 to 2006 and as Director of Regulatory Affairs and acting Director, Clinical Affairs, for Dey, LP., which was eventually acquired by Mylan, from 1997 to 2001. Prior to that, Ms. Berry held regulatory roles at two contract research organizations, Ilex Oncology Inc. from 1996 to 1997, and Cato Research Ltd from 1992 to 1996. From 1985 to 1992, Ms. Berry served at the U.S. FDA. Ms. Berry has a Bachelor of Science degree in Biology from Charter Oak State College in Connecticut and a Master of Business Administration degree from The University of Phoenix.

Eugene J. Sullivan, M.D.  Dr. Sullivan joined Insmed in March, 2015 as Chief Medical and Scientific Officer.  Dr. Sullivan has more than 20 years of experience with a focus on pulmonary and orphan diseases and has trained as a medical doctor in internal medicine, pulmonary medicine and critical care medicine. Since 2012, Dr. Sullivan has also functioned as a consultant widely advising others on strategic regulatory and clinical drug development matters and similarly served Insmed from January 2014 to March 2015.  From 2007 through 2012, Dr. Sullivan was the Chief Medical Officer of United Therapeutics Corporation (“United Therapeutics”; Nasdaq: UTHR). From 2006 to 2012, Dr. Sullivan also served as the Chief Medical Officer of Lung Rx, LLC (“Lung Rx”), a wholly-owned subsidiary of United Therapeutics, and from 2010 to 2012 also fulfilled the responsibilities of Chief Clinical Development Officer at Lung Rx.  From 1999 through 2006, Gene held successively senior positions at the U.S. Food and Drug Administration, including Deputy Director of the Division of Pulmonary and Allergy Products. Dr. Sullivan graduated summa cum laude from the University of Maryland with a Bachelor of Science degree. Dr. Sullivan earned his medical degree from the University of Maryland, School of Medicine and conducted his internship and residency in Internal Medicine at the Medical College of Virginia. Dr. Sullivan completed his fellowship training in Pulmonary and Critical Care Medicine at the University of Colorado Health Sciences Center and received a Masters of Pulmonary Vascular Disease from the University of Bologna in Italy.

Mark A. Quigley, Ph.D. Dr. Quigley joined Insmed in September 2013 as Vice President Quality Assurance. Dr. Quigley brings over 30 years of pharmaceutical industry experience spanning a number of operational areas including clinical research, medical affairs, pharmacovigilance, regulatory affairs and quality assurance. From April 2010 to May 2013, Dr. Quigley was the Executive Vice President of Quality and Compliance at Icon plc (Nasdaq: ICLR), a contract research organization (CRO), where he was responsible for quality assurance and training for all divisions of the company globally. From September 2004 to March 2010, Dr. Quigley held the position of Vice President, Global Quality & Compliance for Sanofi Aventis. From March 2000 to September 2004, Dr. Quigley served as Global Head, Vice President, Quality Assurance & Compliance, and Regulatory Chemistry-Manufacturing & Controls, of Aventis Pharmaceuticals.  From 1995 to 1999, Dr. Quigley served as Global Vice President, Corporate Regulatory, at Hoechst Marion Roussel.  Prior to that, Dr. Quigley held a series of successively senior regulatory, quality assurance and compliance positions at Marion Merrell Dow and Marion Laboratories, Inc., and also served as an adjunct assistant professor of Pharmacy at the University of Missouri. Dr. Quigley holds a Bachelor of Science degree in Pharmacy, a Master of Science in Pharmaceutical Science and a Ph.D. in Pharmaceutical Science with a minor in Quantitative Analysis, and has earned a certified fraud examiner (CFE) certificate.

Audit Committee

Composition and Attendance.  Our Audit Committee consists of Mr. McGirr (Chairman), Dr. Engelsen, and Mr. Altomari. During 2014, the Audit Committee held seven meetings. Mr. McGirr, Dr. Engelsen and Mr. Altomari each attended all meetings of the Audit Committee held during their respective time served on the Audit Committee.

Responsibilities and Duties.  The Audit Committee assists our Board in fulfilling its oversight responsibilities relating to the accounting, reporting and financial practices of the Company and seeking to ensure our compliance with applicable legal and regulatory requirements. The Committee reviews and oversees:

•                  the financial statements, financial reports and other financial information which we provide to governmental bodies, our shareholders and others;

•                  our systems of internal controls regarding finance and accounting;

•                  our auditing, accounting and financial reporting processes;

•                  the qualifications and independence of our independent registered public accounting firm; and

•                  the engagement and compensation of our independent registered public accounting firm to perform audit services and any permissible non-audit services.

Our Board has adopted an amended written charter for the Audit Committee which is available on our website at www.insmed.com under the heading “Investor Relations—Corporate Governance.” The Audit Committee reviews and reassesses the adequacy of the charter at least annually.

Independence.  Rule 5605(c)(2) of the Nasdaq Listing Rules and Rule 10A-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), each require that the members of our Audit Committee be independent. Our Board has determined that all three of the current Audit Committee members, Mr. McGirr, Dr. Engelsen, and Mr. Altomari, are “independent directors” within the meaning of Rule 5605(a)(2) of the Nasdaq Listing Rules, Rule 10A-3 of the Exchange Act and our Corporate Governance Guidelines.

Financial Literacy and Expertise.  Our Board determined that each of the members of the Audit Committee is able to read and understand fundamental financial statements, including our balance sheet, consolidated statement of operations and consolidated statement of cash flows, and has accounting or related financial management expertise, as such terms are interpreted by our Board. Our Board also has determined that Mr. McGirr is an “audit committee financial expert,” as that term is defined in the rules promulgated by the Securities and Exchange Commission (“SEC”) pursuant to the Sarbanes-Oxley Act of 2002, as amended.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers (including our chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees. Our Code of Business Conduct and Ethics contains written standards designed to communicate our expectations of our directors, officers and employees when making decisions and conducting themselves in corporate activities, including the ethical handling and use of confidential information; actual or apparent conflicts of interest; compliance with applicable governmental laws, rules and regulations; protection of our assets and proprietary information;

the ethical handling of payments and gifts received in the normal course of business and of payments made to government personnel; prompt internal reporting of violations of our Code of Business Conduct and Ethics; and accountability for adherence to our Code of Business Conduct and Ethics. We have established a means for individuals to report a violation or suspected violation of the Code of Business Conduct and Ethics anonymously, including those violations relating to accounting, internal controls or auditing matters, and federal securities laws. Our Code of Business Conduct and Ethics is posted on our website at www.insmed.com under the heading “Investor Relations—Corporate Governance.” We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of the Code of Conduct by making disclosures concerning such matters available on our website at www.insmed.com under the heading “Investor Relations—Corporate Governance.”

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires that our directors, executive officers and holders of more than 10% of our Common Stock report to the SEC their ownership of our Common Stock and changes in that ownership. Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. As a matter of practice, members of our staff assist our executive officers and directors in preparing initial ownership reports and reporting ownership changes and typically file these reports on their behalf. We reviewed copies of the reports filed pursuant to Section 16(a) of the Exchange Act. Based solely upon that review and information provided to us by our directors and executive officers, we believe that during the year ended December 31, 2014, our executive officers, directors and holders of more than 10% of our Common Stock complied with applicable Section 16(a) requirements.

ITEM 11.                                         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (the “CD&A”) explains our compensation philosophy, policies and decisions for 2014 for the following executives, who we refer to in this CD&A and in the following tables as our named executive officers:

1.                                      William H. Lewis, President and Chief Executive Officer (“CEO”), responsible for developing, in connection with the Board, our corporate mission and objectives and providing direction and leadership to ensure the execution of our corporate strategy and achievement of our objectives;

2.                                      Andrew T. Drechsler, Chief Financial Officer, responsible for managing all financial and technical operations activities, including internal and external reporting, treasury, accounting, manufacturing and supply chain;

3.                                      Christine Pellizzari, General Counsel and Corporate Secretary, responsible for oversight of all corporate and litigation related legal matters, commercial compliance and providing ongoing legal support for development, financing opportunities, business development initiatives, and intellectual property matters;

4.                                      S. Nicole Schaeffer, Senior Vice President, Human Resources and Corporate Services, is responsible for all aspects of Human Resources and Corporate services inclusive of organizational and leadership development, total compensation and employee communications, facilities, environmental health and safety, and information technology; and

5.                                      Peggy J. Berry, Vice President, Regulatory, responsible for the development and implementation of global regulatory strategies and the management and oversight of the regulatory affairs department.

Executive Summary of Our 2014 Business and Strategic Achievements

We are a biopharmaceutical company dedicated to improving the lives of patients battling serious lung diseases.  We are focused on the development and commercialization of ARIKAYCE™, or liposomal amikacin for inhalation (LAI), for at least two identified orphan patient populations: patients with nontuberculous mycobacteria (NTM) lung infections and cystic fibrosis (CF) patients with Pseudomonas aeruginosa (Pseudomonas) lung infections.  We are also focused on the development of INS1009, an inhaled treprostinil prodrug.  Treprostinil is a prostacyclin used in the treatment of pulmonary arterial hypertension (PAH), a chronic, life-threatening disorder characterized by abnormally high blood pressure in the arteries between the heart and lungs.

In 2014, we reported top-line clinical results from the double-blind portion of our phase 2 clinical trial in the United States and Canada of ARIKAYCE in patients who had treatment-resistant lung infections caused by NTM.  Although ARIKAYCE did not meet the pre-specified level for statistical significance of the primary efficacy endpoint for this phase 2 clinical trial, ARIKAYCE achieved statistical significance with regard to a secondary efficacy endpoint of the study which was proportion of subjects with culture conversion to negative.  We recently initiated a global phase 3 clinical trial of ARIKAYCE in NTM which is designed to confirm the positive culture conversion results seen in our phase 2 clinical trial. This phase 3 study is for patients with NTM lung infections who have thus far failed their multi-drug treatment regimen.  Late in 2014, we filed a Marketing Authorization Application with the European Medicines Agency for ARIKAYCE for the treatment of NTM lung infections as well as Pseudomonas lung infections in CF patients and had a pre-investigational new drug (pre-IND) meeting with the U.S. Food and Drug Administration (FDA) for INS1009.

Our current primary development focus is to obtain regulatory approval for ARIKAYCE in the U.S. for the NTM indication and in Europe for the NTM and CF indications, enroll and complete our global phase 3 NTM study and prepare for commercialization, assuming regulatory approval, in the U.S., Europe, Canada and Japan. We have commenced the build-out of our commercial infrastructure in preparation for potential commercial launches in Europe, Canada and the U.S. We also plan to develop, acquire, in-license or co-promote other products that address orphan or rare diseases possibly in the fields of pulmonology and infectious disease.

2014 Company Performance

In 2014, we accomplished several key strategic steps toward our goal of building Insmed into a leading biopharmaceutical company operating at the intersection of orphan, pulmonary and infectious diseases, and our executive officers were critical in these achievements.  We advanced the ARIKAYCE clinical programs to treat NTM lung disease as well as Pseudomonas aeruginosa in CF patients, we also advanced the development of  INS1009 (treprostinil) and we expanded our leadership team with talented executives in key financial, commercial, clinical and regulatory roles. We made the following significant achievements in 2014:

•                  We filed a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) for ARIKAYCE for the treatment of NTM lung infections as well as Pseudomonas lung infections in CF patients and the EMA validated the filing in February 2015;

•                  We reported data from our Phase 2 trial (the “112” trial) and advanced our Phase 3 global trial (the “212” trial) for patients with treatment resistant nontuberculous mycobacteria (NTM) lung infections to allow enrollment to commence in early 2015;

•                  We completed a pre-investigational new drug (IND) meeting with the FDA for INS1009, our novel formulation of a prostacyclin therapy for the treatment of Pulmonary Arterial Hypertension (PAH), and have received clarification that we may potentially be eligible for a 505(b)(2) approval pathway;

•                  We put into place commercial supply agreements with key vendors;

•                  We received Breakthrough Therapy Designation from the FDA for ARIKAYCE to treat NTM lung infections;

•                  We strengthened our balance sheet with an underwritten public offering, which provided net proceeds of approximately $108.0 million;

•                  We appointed David Brennan and Myrtle Potter, both highly experienced pharmaceutical executives with commercialization experience, to our Board; and

•                  We appointed Peggy Berry, Vice President of Regulatory Affairs, Gina Eagle, MD, VP of Clinical Development, John Goll III, VP Corporate Controller, and Kevin McDermott, VP Global Market Access.

As a result, we met or exceeded a number of our corporate objectives during 2014 including:

•                  Advancing LAI regulatory filings;

•                  Progressing manufacturing readiness for commercial launch; and

•                  Advancing infrastructure activities in preparation for commercialization.

Compensation Principles

We operate in a very competitive, rapidly-changing and heavily-regulated industry. The long term success of our business requires the ability to be resourceful, adaptable and innovative. As we transition from a development stage company to a commercial biopharmaceutical company, the skills, talent and dedication of our executive officers are critical components to the success of this transition and the future growth of the company. Therefore, our compensation program for our executive officers, including our named executive officers, is designed to attract, retain, incent and motivate the best possible talent.  The Company’s compensation program for named executive officers is structured to implement the following guiding principles:

Pay for performance and continued service.  The compensation program is designed to reward the named executive officers for attaining established business and individual goals.  The attainment of these goals requires the named executive officer to dedicate their time, effort, skills and business experience to the success of the Company and the maximization of shareholder value.  A significant portion of the named executive officers’ compensation is based on the performance of the Company, and the compensation program is designed to reward both short-term and long-term performance. Short-term performance of our named executive officers is rewarded through base salary and annual cash incentive awards that are measured by the achievement of corporate and individual goals.  Long-term performance of our named executive officers is rewarded though long-term equity awards that are eligible to vest based on performance criteria (performance based) and continued service (time based).  Accordingly, 76% of our CEO’s compensation for 2014 was variable, or “at risk,” and 77% of our other named executive officers’ compensation for 2014 was “at risk”:

Align pay to business objectives and long-term strategy to maximize shareholder value. The compensation program is designed to reward and motivate the named executive officers’ corporate and individual performance in attaining business objectives, with the ultimate goal of enhancing long-term profitability and maximizing shareholder value.  Compensation decisions are based on the principle that the long-term interests of the named executive officers should be aligned with those of the Company’s shareholders.  Our long-term performance-based equity incentives vest upon the achievement of strategic corporate and individual goals that are critical drivers of shareholder value.  Our long-term time-based equity incentives typically vest over a four-year period to encourage continued service and to ensure that our executives maintain a long-term view of shareholder value.

Pay competitively for the retention of our executive officers.  The compensation program is designed to allow the Company to attract and retain individuals whose skills are critical to the current and long-term success of the Company.  Because the implementation of our strategic goals requires long-term commitments on the part of the named executive officers, and because competition for top talent is intense in our industry, retention is a key objective of the compensation program.   The compensation program is designed to appropriately compensate the named executive officers for the success of the Company from a competitive standpoint, so that our named executive officers remain with the Company and continue to contribute to the Company’s long-term success.

Corporate Governance Perspectives on our Executive Compensation Program

We believe that our executive compensation program reflects our commitment to strong corporate governance practices.  This is evidenced by the following aspects of our executive compensation program:

•                  Our Compensation Committee has governance responsibility over executive pay and incentives while the Board ratifies recommendations made by our Compensation Committee on our CEO’s pay and incentives;

•                  Performance metrics that will govern incentive compensation are defined by our Compensation Committee at the start of each fiscal year;

•                  The executive compensation program, in the aggregate, rewards performance in a variety of ways, aimed at a balanced assessment based on Company financial and strategic objectives;

•                  Individual and corporate multiplier ranges under our incentive compensation program are developed and implemented such that payouts are capped at a predetermined maximum amount, irrespective of performance that exceeds objectives;

•                  Our Compensation Committee has the ability to exercise its discretion to reduce or eliminate incentive compensation payouts;

•                  Our executive compensation program balances short-term pay opportunities through base salary and annual cash incentives with long-term incentive opportunities through equity awards and balances fixed compensation (base salary) with variable compensation (annual cash incentives and equity awards); and

•                  Our insider trading policy prohibits insiders from engaging in hedging transactions involving the Company’s securities and prohibits insiders from pledging the Company’s securities as collateral for loans of any type, which further mitigates risk.

In addition, the Compensation Committee conducts a compensation risk assessment annually.  We do not believe that our incentive programs encourage short-term risky behavior because the performance criteria on which our incentive programs are primarily based are longer-term corporate goals designed to reward our executives and employees for outstanding corporate performance, including success in progressing our development programs and our commercialization activities.

Say on Pay and Say on Pay Frequency

At our 2014 Annual Meeting of Shareholders, as required under federal securities laws, we held an advisory vote on our executive compensation, commonly referred to as “say-on-pay.” Over 98% of the shares voted at our 2014 Annual Meeting of Shareholders approved our say-on-pay proposal. The Compensation Committee considered these voting results and believes they affirm shareholders’ support of our Company’s approach to executive compensation.  The Compensation

Committee will continue to take into account future shareholder advisory votes on executive compensation in analyzing whether any subsequent changes to our executive compensation programs and policies would be warranted.  Taking into account the voting preference of our shareholders, the frequency of “say-on-pay” votes will be every three years. As a result, a shareholder advisory vote on executive officer compensation will next occur at the 2017 Annual Meeting of Shareholders.

Anti-Hedging and Pledging Policies

As part of our corporate insider trading policy, all of our employees, including our named executive officers, as well as our directors and consultants, may not hold our securities in margin accounts; are restricted from pledging, without the prior approval of the Compensation Committee, our securities as collateral; and are prohibited from engaging in hedging transactions in our company securities, including the use of financial instruments such as prepaid variable forwards, equity swaps, collars, exchange funds or otherwise.

Compensation Determination Process

Role of the Compensation Committee and the Board in Making Decisions.  Our Compensation Committee has been delegated the authority to make determinations regarding all elements of compensation for our executive officers, except for Mr. Lewis, our President and CEO. Our Compensation Committee recommends to our Board the compensation for Mr. Lewis for final approval. The Board reviews those recommendations and determines the compensation for Mr. Lewis. As discussed in further detail below, in assessing and determining our compensation programs, our Compensation Committee conducts a peer group review and engages outside executive compensation consultants to assess the competitiveness of our programs on a periodic basis. A review of peer company data was conducted in August 2013 which resulted in modifications to our 2014 peer group. We now anticipate conducting peer group and outside consultant review of our programs at least on an annual basis. See “Selection of Peer Companies/Benchmarking” below for additional information regarding our Peer Group analysis.

Compensation Evaluation Processes and Criteria.  The Compensation Committee has previously implemented some enhancements to our executive compensation program, including the introduction of performance-based equity awards and the practice of routinely seeking the advice of an independent compensation consultant, ExeQuity, regarding the establishment of a peer group intended to better align target compensation with competitive data. Based on the information it gathers, the Compensation Committee establishes benchmarks used for the purpose of evaluating appropriate compensation ranges for base salary, annual cash incentive targets and long-term incentives.  Given the high demand for experienced and well-qualified executives of the type we seek to employ, the Compensation Committee reviews data and information from a variety of sources such as outside surveys of compensation and benefits for executive officers in the biotechnology industry, as well as public information regarding executive compensation at peer biotechnology companies. The Compensation Committee, with the help of ExeQuity, established a peer group to better align target compensation with competitive data. The Compensation Committee further draws upon the personal knowledge of its members with respect to executive compensation at comparable companies.

In determining the amount and composition of compensation elements (cash and non-cash elements and short and long-term elements), our Compensation Committee relies upon its judgment about the performance of each individual executive officer and not on rigid formulas or short-term changes in business performance. In setting final compensation levels for our executive officers for 2014 our Compensation Committee considered many factors, including, but not limited to the following (the “compensation factors”):

•                  our achievement of certain product development, corporate partnering, financial, strategic planning and other goals;

•                  each officer’s individual performance using certain subjective criteria, including an evaluation of each officer’s initiative, contribution to overall corporate performance and managerial ability;

•                  the scope and strategic impact of each executive officer’s responsibilities;

•                  our past business performance and future expectations;

•                  our long-term goals and strategies;

•                  the experience of each individual;

•                  past compensation levels of each individual and of the executives as a group;

•                  relative levels of pay among the officers;

•                  the amount of each element of compensation in the context of the executive officer’s total compensation and other benefits;

•                  for each executive officer, other than the President and CEO, the evaluations and recommendations of our President and CEO; and

•                  the competitiveness of our compensation relative to the selected peer group companies and benchmarks (which are described below).

Consideration of the compensation factors is subjective; no relative weights or rankings are assigned to these factors (except as otherwise discussed in this CD&A).

Selection of Peer Companies/Benchmarking

In August 2013, the Compensation Committee, upon advice received from ExeQuity, selected the companies that comprise our 2014 peer group through a screening process that considered publicly traded biopharmaceutical companies that were similar to us in size, market capitalization and stage of development. The median number of employees and market capitalization of the companies selected for our 2014 peer group was 88 employees and $211.3 million, respectively, at the time of selection. The number of employees at the companies in our 2014 peer group ranged from 19 to 125, and these companies had market capitalizations that ranged from approximately $71.6 million to $2.52 billion, at the time of selection. We had approximately 55 employees and a market capitalization of approximately $425 million at the time of selection. The table below depicts our 2014 peer group:

Aegerion Pharmaceuticals, Inc.	Curis, Inc.	Sunesis Pharmaceuticals, Inc.
Agenus Inc.	Discovery Laboratories, Inc.	Trius Therapeutics, Inc.
Amicus Therapeutics, Inc.	Dyax Corp.	Vical Incorporated
ArQule Inc.	Immunomedics, Inc.	XenoPort, Inc.
Celldex Therapeutics	Keryx Biopharmaceuticals, Inc.	Zalicus, Inc.
Celsion Corporation	SIGA Technologies, Inc.

Based on the information it gathers, the Compensation Committee establishes benchmarks used for the purpose of evaluating appropriate compensation ranges for base salary, annual cash incentive targets and long-term incentives. Our Compensation Committee uses the benchmarks in various combinations in an effort to obtain comparative compensation information that reflects our particular facts and circumstances over the period of time for which the information is available.

Components of Compensation

In summary, the compensation paid to our executive officers includes the following components:

Component	Purpose of Component
Base Salary	Provide our executive officers with a level of stability and certainty each year.

Annual Cash Incentive Awards	Motivate and reward executive officers for short-term individual and corporate performance.

Long-term Incentives (Stock Options)	Motivate and reward executive officers for long-term corporate performance.

Encourage stock ownership by management, which is beneficial for aligning the interests of management and shareholders, thereby enhancing shareholder value.

Equity-based incentive to help attract, motivate, and retain talented employees.

Health, Welfare and Retirement Programs	Provide market competitive benefits to protect employees’ and their covered dependents’ health and welfare. Provide a program to foster retirement savings.

Severance and Change in Control Benefits

Discourage turnover and cause executives to be better able to respond to the possibility of a change in control without being influenced by the potential effect of a change in control on their job security.

The components of our compensation program and compensation decisions for 2014 for each named executive officer are described in more detail below:

Base Salary

The Compensation Committee reviews and sets base salaries for executives, other than the President and CEO, on an annual basis during the first quarter of each fiscal year. The Compensation Committee reviews and recommends to our Board the base salary for our President and CEO and the Board determines the base salary for our President and CEO.

Our Board and Compensation Committee seek to establish and maintain base salaries for each position and level of responsibility that are competitive with those of executive officers at various other biotechnology companies of comparable size and stage of development. When our compensation is benchmarked, our Compensation Committee reviews variances between the salary levels for each of our executive officers and those of the companies included in our peer group and determines, in its discretion, individual salary adjustments after considering the compensation factors described above, although no relative weights or rankings are assigned to these factors. In setting the base salary for our executive officers other than our CEO, the Compensation Committee also considers the recommendations of our CEO.

The base salaries for our named executive officers were adjusted as follows in 2014:

	Base Salaries
Name	Annual Rate Approved in 2013 Fiscal Year	Annual Rate Approved in 2014 Fiscal Year	% Increase
William H. Lewis	$445,000	$465,000	4.5%
Andrew T. Drechsler	$330,000	$340,800	3.27%
Christine Pellizzari	$350,000	$354,740	1.35%
S. Nicole Schaeffer	$280,000	$303,800	8.5%
Peggy J. Berry	N/A	$315,000	N/A

Messrs. Lewis and Drechsler were given merit increases based on their respective performance in 2013.  Ms. Pellizari’s merit increase was also based on her performance in 2013 but prorated to her date of hire in 2013. Ms. Schaeffer’s base salary increase is comprised of a merit increase reflecting her performance in 2013 together with a market adjustment component reflecting her assumption of broader corporate services responsibilities. The base salary for Ms. Berry is the result of arm’s-length negotiation of her employment agreement at the time of her hire which commenced February 2014.

Annual Cash Incentives

We maintain an annual cash incentive program for all of our employees to motivate and reward the attainment of annual corporate goals and individual goals.  In establishing targets for the cash incentive awards potentially payable to our executive officers, the Compensation Committee (and the Board in the case of our President and CEO) considers target annual cash incentive opportunities extended to executive officers in similar positions at companies included in our peer group.

For 2014, target cash incentive award percentages were set at 60% of our CEO’s base salary; 40% of base salary for each of Mr. Drechsler and Ms. Pellizzari; 35% of base salary for Ms. Schaeffer; and 30% of base salary for Ms. Berry. The target percentages set for 2014 are comparable to the percentages set for the prior fiscal year for certain named executive officers, as reflected in the table below.  The Compensation Committee did increase the target cash incentive award percentage for our CEO to 60% for 2014 from 55% for 2013 based on an assessment of the market data relevant to our peer group, which is described in more detail above.

	Target Cash Incentive Award Opportunity as a Percentage of Base Salary
Name	2013 Fiscal Year	2014 Fiscal Year
William H. Lewis	55%	60%
Andrew T. Drechsler	40%	40%
Christine Pellizzari	40%	40%
S. Nicole Schaeffer	35%	35%
Peggy J. Berry	N/A	30%

At the beginning of each fiscal year, management recommends annual corporate objectives to the Compensation Committee for approval. These objectives serve as the basis for determining our performance against key strategic and operating parameters for the year. In the past, criteria for cash incentive awards for executive officers ranged from success in attracting capital, to success in conducting clinical trials, obtaining FDA and EMA approvals, entering into new and expanded collaborations, licensing, acquisitions, divestitures, and establishing and expanding our manufacturing capabilities.

The Compensation Committee approved our corporate objectives and assigned weightings for 2014 as follows:

Corporate Goals	Weighting (% of Corporate Objectives)
Advance liposomal amikacin for inhalation (LAI) regulatory filings	40%
Ensure manufacturing readiness for commercial launch	30%
Advance infrastructure activities in preparation for commercialization	30%
Total	100%

The Compensation Committee believes that these corporate objectives are challenging but attainable, and attainment was uncertain at the time the objectives were established.

For 2014, the Compensation Committee determined that the cash incentive award for our named executive officers other than Mr. Lewis would be determined by reference to both corporate and individual goals, with 75% tied to corporate goals and 25% tied to individual goals.  While the Compensation Committee believes that achievement of our corporate goals should continue to be the dominant factor in determining cash incentive award payouts because it best aligns our named executive officers’ compensation with the interests of our shareholders, they also believe that some portion of the executives’ compensation, except with respect to the compensation of our CEO, should be linked to individual performance.  The Compensation Committee believes that including the achievement of individual goals as a component of our 2014 cash incentive award payouts is important to incent our officers as we continue to transform the organization from a development stage company into a commercial biopharmaceutical company.  Given Mr. Lewis’s substantial influence on the overall performance of the Company, the Compensation Committee believes it is appropriate and in the best interests of our shareholders to continue to have Mr. Lewis’s cash incentive award be based solely upon the achievement of corporate objectives.

Awards for corporate goals are based upon the product of each named executive officer’s respective target award times an overall corporate multiplier (ranging between 0% and 200%), which is determined based on Company performance during the trailing fiscal year.  Awards for individual objectives are based upon the product of each named executive officer’s respective target award times an individual multiplier (ranging between 25% and 150%), which is determined based on individual goals established for each named executive officer (other than the CEO) for the trailing fiscal year.

Mr. Lewis, in consultation with Ms. Schaeffer, established individual goals for each of our named executive officers at the beginning of 2014 that are specific to the executive officer’s area of responsibility and are in support of our corporate objectives for 2014.  These individual goals were then recommended to and approved by our Compensation Committee.

Mr. Drechsler’s individual goals included:

•                  effective budgetary management;

•                  implementation of infrastructure for European commercial operations in accounting and tax;

•                  business development;

•                  risk management;

•                  ensuring timely and accurate regulatory filings; and

•                  accessing capital.

Ms. Pellizzari’s individual goals included:

•                  maintaining best practice corporate governance documents;

•                  coordinating with function areas to ensure contracts have been challenged for best prices and terms;

•                  managing Board interactions as Corporate Secretary;

•                  ensuring timely filing of all regulatory disclosure; and

•                  managing external vendors consistent with the needs of the company in a cost effective and efficient manner.

Ms. Schaeffer’s individual goals included:

•                  expansion of the executive leadership team;

•                  relocation of the company to its new corporate headquarters; and

•                  continued enhancement of company culture and development of a high performance team.

Ms. Berry’s individual goals included:

•                  building out the regulatory affairs function;

•                  completion of the MAA filing with the EMA; and

•                  obtaining clarification of regulatory pathways and strategies for planned regulatory filings and activities.

With input from the CEO, the Compensation Committee typically makes a qualitative determination as to the level of attainment that is deemed achieved by each of the foregoing named executive officers with regard to their respective individual performance objectives.  The Compensation Committee believes that these objectives are challenging but attainable, and attainment was uncertain at the time the objectives were established.

When determining what cash incentive amounts, if any, would be paid for 2014, the Board, with respect to the President and CEO, and the Compensation Committee, with respect to the other executive officers, also took into account our overall financial condition at the time and our performance against our annual corporate objectives. For bonuses related to our 2014 performance, the Compensation Committee determined that we achieved a cash bonus payout percentage of 103% on our overall performance against our corporate objectives. The following table provides a breakdown of how we performed against each of our corporate objectives during 2014:

Corporate Objectives	Weighting (% of Corporate Objectives)	Actual Performance	Actual % of Corporate Objectives Earned
Advance LAI regulatory filings	40%	Exceeded	46%
Ensure manufacturing readiness for commercial launch	30%	Achieved	30%
Advance infrastructure activities in preparation for commercialization	30%	Partially Achieved	27%
Total	100%		103%

In addition to reviewing our performance against our corporate objectives, the CEO is evaluated by the Board and each executive officer is evaluated by the Compensation Committee with input from the CEO regarding his or her individual performance, level of responsibility, leadership in relation to our overall performance and the other compensation factors described above. For 2014, the Compensation Committee determined that each of Ms. Berry, Mr. Drechsler and Ms. Pellizzari exceeded their individual goals and they achieved a cash bonus payout percentage of 115%, 110%, and 110%, respectively, on their performance against their individual objectives.  The Compensation committee determined that

Ms. Schaeffer partially achieved her individual goals and she achieved a cash bonus payout percentage of 91% on her performance against her individual goals.

Based upon our performance in fiscal 2014, including our achievement of the corporate goals summarized above, as well as the achievement of individual goals set by the Compensation Committee, our named executive officers earned the following cash incentive awards for 2014:

			Allocation of Bonus %		Actual Bonus % Achievement
Name	Base Salary	Target Bonus %	Corporate Goals	Individual Goals	Corporate Goals	Individual Goals	2014 Cash Bonus
William H. Lewis	$465,000	60%	100%	N/A	103%	N/A	$287,400
Andrew T. Drechsler	$340,800	40%	75%	25%	103%	110%	$142,800
Christine Pellizzari	$354,740	40%	75%	25%	103%	110%	$148,700
S. Nicole Schaeffer	$303,800	35%	75%	25%	103%	91%	$106,400
Peggy J. Berry(1)	$315,000	30%	75%	25%	103%	115%	$100,200

(1)                                 Ms. Berry’s payments were prorated for her period of service during 2014. In addition to the cash incentive award earned by Ms. Berry, pursuant to the terms of her employment agreement she received a $35,000 sign-on bonus upon completion of 60 days of employment with us which was repayable to the Company if she were to resign her employment within six months of her start date.

For our named executive officers other than our CEO, 75% of their cash incentive award was based on achievement of corporate goals and 25% was based on achievement of individual goals.  Mr. Lewis’s cash incentive award was based solely upon achievement of corporate goals.

Long-term Incentives

One of the guiding principles of our compensation program is pay for performance, and we believe that a significant portion of our executives’ compensation should be performance-based to create appropriate incentives and rewards for achieving strategic goals that are critical drivers of shareholder value.  We also believe that stock ownership by management aligns our executives’ interests with those of our shareholders, and equity incentive compensation rewards our executives for their contributions to the long-term success of the Company.  The Compensation Committee believes that equity-based compensation is a vital part of our compensation program as it creates an ownership culture that rewards our executives for maximizing shareholder value over time and aligns the interests of our named executive officers and other key employees with those of our shareholders.

Historically, we have granted stock options to all new employees upon commencement of employment and we plan to continue this practice. The Compensation Committee believes that providing additional stock option grants beyond an initial new hire grant provides management with a strong link to long-term corporate performance and the creation of shareholder value, as well as providing continued retention via long-term and milestone driven vesting.  The Compensation Committee may grant stock options to executive officers from time to time in recognition of such executive officer’s expanded duties and responsibilities or continuing contributions to the Company’s performance. Shares of our Common Stock underlying time-vested stock options typically vest over a four-year period, with 25% of the shares vesting on the first anniversary of the date of grant and 12.5% of the shares vesting on each sixth month anniversary thereafter until the fourth yearly anniversary of the date of grant. The stock options granted typically expire ten years from the date of grant and the exercise price typically equals the closing price of our Common Stock on the date of grant.

Equity compensation awards were granted to each of Messrs. Lewis and Drechsler, Ms. Pellizzari and Ms. Schaeffer in January 2014 and to each of Messrs. Lewis and Drechsler, Ms. Berry, Ms. Pellizzari and Ms. Schaeffer in June 2014. In February 2014, as a material inducement for Ms. Berry to accept employment with the Company, she was granted 50,000 stock options that vest over a four-year period conditioned on her continued employment with the Company.

One of the guiding principles of our compensation program is pay for performance and from time-to-time the Compensation Committee has made the determination to grant equity-based compensation to our named executive officers that is performance-based, vesting upon the achievement of certain strategic goals. In June 2014, the Compensation Committee awarded Ms. Berry an additional 50,000 performance-based stock options that are tied to the attainment of certain regulatory related milestones. The vesting terms for this performance grant provides that it shall become exercisable with respect to 25,000 shares upon receipt by the company of the first written acceptance of an NDA or MAA filing from the regulatory authority (FDA or EMA) and with respect to the remaining 25,000 upon receipt of the first written approval of an NDA or MAA filing from the regulatory authority (FDA or EMA). In February 2015, the company deemed the first such performance metric met and 25,000 shares accordingly vested.

See “Outstanding Equity Awards at Fiscal Year End” below for additional information regarding equity-based based compensation held be each of our named executive officers as of December 31, 2014. The Board approves all stock option grants to our President and CEO.

We may grant restricted stock and RSU awards to employees and to executive officers. The vesting criteria for the restricted stock or RSUs can be either time-based, performance-based or a combination of time-based and performance-based. We may grant stock options, restricted stock, and RSU awards to employees separately or in combination in the future as we deem beneficial and appropriate to fulfill the goals of our compensation program.

When granting stock options, restricted stock or RSUs, the Compensation Committee considers the compensation factors described above, as well as:

•                  the existing levels of stock ownership among the executive officers relative to each other and to our employees as a whole;

•                  previous grants of stock options, restricted stock or RSUs to such executive officers;

•                  vesting schedules of previously granted stock options, restricted stock and RSUs;

•                  a thorough review of peer group data by the Compensation Committee members regarding executive stock options and restricted stock awards at comparable companies; and

•                  the impact of stock option, restricted stock and RSU awards on our results of operations.

None of the named executive officers were granted restricted stock or RSUs during 2014.   One of the guiding principles of our compensation program is pay for performance, and we believe that a substantial portion of our executives’ compensation should be performance-based to create appropriate incentives and rewards for achieving strategic goals that are critical drivers of shareholder value.  We also believe that stock ownership by management aligns our executives’ interests with those of our shareholders, and equity incentive compensation rewards our executives for their contributions to the long-term success of the Company.  The Compensation Committee previously determined that it is potentially beneficial to grant total annual equity compensation awards on a semi-annual basis, rather than on an annual basis, to help address pricing volatility of the stock and to further the Company’s goal of providing meaningful compensation packages to employees consistent with best practices.  The Compensation Committee believes that a semi-annual grant cycle spreads the incentives of the stock option grant across a broader time horizon and may mitigate the impact of the historical volatility of our stock.

Other Benefits

We maintain several other benefit programs that are offered to all employees, which include coverage for health insurance, dental insurance, life and disability insurance, and a 401(k) Plan. In 2014, we did not provide for any Company contributions or matching contributions under the 401(k) Plan. We do not have any defined benefit plans or non-qualified deferred compensation plans.

Severance and Change in Control Benefits

As discussed in further detail below, we entered into employment agreements with each of our named executive officers that, in addition to other items, provide for certain severance and change in control payments. We believe that the existence of these potential benefits will discourage turnover and cause such executives to be better able to respond to the possibility of a change in control without being influenced by the potential effect of a change in control on their job security.

Other Compensation Considerations

Section 162(m).  In general, under Section 162(m) of the Code, we cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to certain executive officers for any one calendar year. This deduction limitation does not apply, however, to certain “performance-based compensation” within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder. We have considered the limitations on deductions imposed by Section 162(m) of the Code. However, we cannot assure you that all compensation will qualify for deductibility under Section 162(m), and we may, in our discretion, award non-deductible compensation.

COMPENSATION COMMITTEE REPORT*

The Compensation Committee has reviewed and discussed the CD&A required by Item 402(b) of Regulation S-K with management and based on the review and discussions with management of the CD&A, the Compensation Committee recommended to the Board that the CD&A be included in this annual report for the fiscal year ended December 31, 2014.

THE COMPENSATION COMMITTEE

Alfred F. Altomari, Chairman
David Brennan
Melvin Sharoky, M.D.
Randall W. Whitcomb, M.D.

*                                         The foregoing report of the Compensation Committee is not to be deemed “soliciting material” or deemed to be “filed” with the SEC (irrespective of any general incorporation language in any document filed with the SEC) or subject to Regulation 14A of the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into a document filed with the SEC.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently consists of Mr. Altomari (Chairman), Mr. Brennan, Dr. Sharoky and Dr. Whitcomb. The Compensation Committee is comprised entirely of independent directors and none of our executive officers served on the Compensation Committee or on the board of any company that employed any member of our Compensation Committee or our Board.

Compensation Policies and Risk Management

The Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk taking. The Compensation Committee periodically discusses with management and our independent auditor our major risk exposures and the steps taken to monitor, control and minimize such exposures.  The Compensation Committee also reviews and evaluates our processes and policies for identifying and assessing key risk areas and for formulating and implementing steps to address such risk areas.  As part of this process, the Compensation Committee develops and periodically reviews guidelines and policies to govern the process by which this is handled.  Our Compensation Committee typically engages an independent consultant to advise it on topics related to Board and executive compensation. The Company believes that the risks arising from our overall compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company. During the last fiscal year, the Compensation Committee, with the assistance of ExeQuity, its independent compensation consultant, reviewed the executive compensation program and determined that the design of the compensation policies, including the components, weightings and focus of the elements of executive compensation do not encourage management to assume excessive or inappropriate risks.

Summary Compensation Table

The following table sets forth information regarding compensation earned by the named executive officers in fiscal years 2014, 2013, and 2012.

To improve readability, the following columns have been removed from the table as there is no reportable information with respect to these items: “Stock Awards,” “Change in Pension Value,” and “Nonqualified Deferred Compensation Earnings.”

Name and Principal Position	Year	Salary	Bonus(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation	Total
William H. Lewis(4)	2014	$465,000	—	$1,197,465	$287,400	—	$1,949,865
President and	2013	$445,000	—	$11,501,342	$263,800	—	$12,210,142
Chief Executive Officer	2012	$125,397	$86,771	$2,591,605	—	$34,736	$2,838,509

Andrew T. Drechsler(5)	2014	$340,800	—	$718,479	$142,800	—	$1,202,079
Chief Financial Officer	2013	$330,000	—	$1,044,904	$143,000	—	$1,517,904
	2012	$52,673	$35,000	$917,000	—	—	$1,004,673

Christine Pellizzari(6)	2014	$354,740	—	$718,479	$148,700	—	$1,221,919
General Counsel and	2013	$149,872	$15,000	$1,251,150	$63,200	—	$1,479,222
Corporate Secretary	2012	—	—	—	—	—	—

S. Nicole Schaeffer	2014	$303,800	—	$658,606	$106,400	—	$1,068,806
Senior Vice President,	2013	$280,000	$107,400	$1,112,334	—	—	$1,499,734
Human Resources and	2012	—	—	—	—	—	—
Corporate Services

Peggy J. Berry(7)	2014	$275,625	$35,000	$1,560,070	$100,200	—	$1,970,895
Vice President, Regulatory	2013	—	—	—	—	—	—
	2012	—	—	—	—	—	—

(1)                                 Amounts in this column represent cash bonus compensation paid to each executive officer as determined in the discretion of the Compensation Committee and our Board.

(2)                                 Amounts in this column reflect grant date fair values of stock and option awards granted during 2014, calculated in accordance with FASB ASC Topic 718, except the assumptions of forfeitures is not made. See Note 8, “Stock-Based Compensation” of the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2014, regarding assumptions underlying valuation of all equity awards.

(3)                                 Amounts in this column represent annual cash incentive awards paid to each executive officer under our annual cash incentive program.  For further information, see “Components of Compensation—Annual Cash Incentives.”

(4)                                 Mr. Lewis’s 2012 salary covers the period from his date of hire on September 10, 2012 through December 31, 2012. Mr. Lewis’s annual salary as of his hire date was $425,000. Prior to entering into his employment agreement with the Company on September 10, 2012, Mr. Lewis was a consultant to the Company from the period June 21, 2012 to September 9, 2012 (“Mr. Lewis’s consulting period”). During Mr. Lewis’s consulting period, the Company paid Mr. Lewis consulting fees totaling $34,736, which is the “All Other Compensation” included in the above table.

(5)                                 Mr. Drechsler’s 2012 salary covers the period from his date of hire on November 7, 2012 through December 31, 2012. Mr. Drechsler’s annual salary as of his hire date was $330,000.

(6)                                 Ms. Pellizzari’s 2013 salary covers the period from her date of hire on July 29, 2013 through December 31, 2013. Ms. Pellizzari’s annual salary as of her hire date was $350,000.  The Company paid Ms. Pellizzari a signing bonus in the amount of $15,000, which represents the “Bonus” included in the above table.

(7)                                 Ms. Berry’s 2014 salary covers the period from her date of hire on February 18, 2014 through December 31, 2014. Ms. Berry’s annual salary as of her hire date was $315,000.  The Company paid Ms. Berry a signing bonus in the amount of $35,000, which represents the “Bonus” included in the above table.

2014 Grants of Plan-Based Equity Awards

The following table sets forth certain information regarding the stock option grants made to our named executive officers during the fiscal year ended December 31, 2014. No other Plan-Based Awards were granted to any of our current or former named executive officers during 2014.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Target (#)	Options (#)(1)	Awards ($/Sh)	Awards ($)(4)
William H. Lewis	—	—	$0	$279,000	$558,000	—	—	—	—
	1/10/2014(2)	1/9/2014	—	—	—	—	50,000	$20.49	$745,890
	6/2/2014(2)	5/29/2014	—	—	—	—	50,000	$12.58	$451,575

Andrew T. Drechsler	—	—	$8,520	$136,320	$255,600	—	—	—	—
	1/10/2014(2)	1/9/2014	—	—	—	—	30,000	$20.49	$447,534
	6/2/2014(2)	5/29/2014	—	—	—	—	30,000	$12.58	$270,945

Christine Pellizzari	—	—	$8,869	$141,869	$266,055	—	—	—	—
	1/10/2014(2)	1/9/2014	—	—	—	—	30,000	$20.49	$447,534
	6/2/2014(2)	5/29/2014	—	—	—	—	30,000	$12.58	$270,945

S. Nicole Schaeffer	—	—	$6,646	$106,330	$199,369	—	—	—	—
	1/10/2014(2)	1/9/2014	—	—	—	—	27,500	$20.49	$410,240
	6/2/2014(2)	5/29/2014	—	—	—	—	27,500	$12.58	$248,366

Peggy J. Berry	—	—	$5,906	$94,500	$177,188	—	—	—	—
	6/2/2014(2)	5/29/2014	—	—	—	—	50,000	$12.58	$451,575
	6/2/2014(3)	5/29/2014	—	—	—	50,000	—	$12.58	$451,575
	2/18/2014(2)	2/3/2014	—	—	—	—	50,000	$18.18	$656,920

(1)         The amounts shown in this column reflect stock options granted to our named executive officers pursuant to our 2013 Incentive Plan.

(2)         The vesting schedule for these grants is as follows: 25% on the first annual anniversary of the date of grant and 12.5% of the shares vesting on each six month anniversary thereafter until the fourth anniversary of the date of grant.

(3)         The vesting schedule for these performance-based grants is as follows: the option shall be exercisable with respect to 25,000 shares subject to this Option upon receipt of the first written acceptance of an NDA or MAA filing from the regulatory authority (FDA or EMA); and with respect to the remaining 25,000 shares subject to this Option upon receipt of the first written approval of an NDA or MAA filing from the regulatory authority (FDA or EMA).

(4)         Reflects grant date fair values of stock option awards granted during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718, except the assumptions of forfeitures is not made. See Note 8 of the consolidated financial statements in the Company’s Form 10-K for year ended 2014, regarding assumptions underlying valuation of all equity awards.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Our employment agreements for our named executive officers and other officers generally provide for no fixed termination or other expiration dates.

William H. Lewis.  On September 10, 2012 we entered into an employment agreement with Mr. Lewis under which he is entitled to an annual base salary, which for fiscal 2012 was $425,000, a target annual bonus opportunity equal to 50% of his base salary and participation in Company benefit plans generally provided to the Company’s executive personnel, including participation in any equity incentive plans maintained by the Company. For 2014, Mr. Lewis’s base salary was increased to $465,000 and his target bonus percentage was increased to 60%.

Andrew T. Drechsler.  On November 7, 2012, we entered into an employment agreement with Mr. Drechsler under which he is entitled to an annual base salary, which for fiscal 2012 was $330,000, a target annual bonus opportunity equal to 30% of his base salary and participation in Company benefit plans generally provided to the Company’s executive personnel, including participation in any equity incentive plans maintained by the Company. For 2014, Mr. Drechsler’s base salary was increased to $340,800 and his target bonus percentage was increased to 40%.

Christine Pellizzari. On June 29, 2013, we entered into an employment agreement with Ms. Pellizzari under which she is entitled to an annual base salary, which for fiscal 2013 was $350,000, a target annual bonus opportunity equal to 40% of her base salary and participation in Company benefit plans generally provided to the Company’s executive personnel, including participation in any equity incentive plans maintained by the Company.  For 2014, Ms. Pellizzari’s base salary was increased to $354,700 and her target bonus percentage remained unchanged.

S. Nicole Schaeffer. On January 2, 2013, we entered into an employment agreement with Ms. Schaeffer under which she is entitled to an annual base salary, which for fiscal 2013 was $280,000, a target annual bonus opportunity equal to 40% of her base salary and participation in Company benefit plans generally provided to the Company’s executive personnel, including participation in any equity incentive plans maintained by the Company. For 2014, Ms. Schaeffer’s base salary was increased to $303,800, reflecting in part a market adjustment due to her assumption of broader corporate services responsibilities, and her target bonus percentage remained unchanged.

Peggy J. Berry.  On February 18, 2014, we entered into an employment agreement with Ms. Berry under which she is entitled to an annual base salary, which for fiscal 2014 was $315,000, a target annual bonus opportunity equal to 30% of her base salary and participation in Company benefit plans generally provided to the Company’s executive personnel, including participation in any equity incentive plans maintained by the Company.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding the stock options and RSUs held by each of our named executive officers as of December 31, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William H. Lewis	354,158	354,156		$3.40	09/10/2022	(1)
	93,086	93,084		$4.55	09/28/2022	(1)
	—	—	166,667	$12.44	05/23/2023	(2)
	31,250	52,085		$12.44	05/23/2023	(1)
	62,500	187,500		$14.24	10/31/2023	(1)
	—	50,000		$20.49	01/10/2024	(1)
	—	50,000		$12.58	06/02/2024	(1)

Andrew T. Drechsler	87,501	87,499		$6.65	11/07/2022	(1)
	—		50,000	$6.90	03/20/2023	(2)
	11,250	18,750		$12.44	05/23/2023	(1)
	—	30,000		$20.49	01/10/2024	(1)
	—	30,000		$12.58	06/02/2024	(1)

Christine Pellizzari	37,500	112,500		$11.14	07/30/2023	(1)
	—	30,000		$20.49	01/10/2024	(1)
	—	30,000		$12.58	06/02/2024	(1)

S. Nicole Schaeffer	31,875	53,125		$6.96	01/02/2023	(1)
	15,000	25,000		$12.44	05/23/2023	(1)
			25,000	$12.44	05/23/2023	(2)
	—	27,500		$20.49	01/10/2024	(1)
	—	27,500		$12.58	06/02/2024	(1)

Peggy J. Berry	—	50,000		$18.18	02/18/2024	(1)
	—	50,000		$12.58	06/02/2024	(1)
	—		50,000	$12.58	06/02/2024	(2)

(1)                                 These stock options have a vesting schedule of 25% on the first annual anniversary of the date of grant and 12.5% of the shares vesting on each six month anniversary thereafter until the fourth anniversary of the date of grant.

(2)                                 Vesting for performance grants is as follows: exercisable with respect to one half of the shares subject to this Option upon receipt of the first written acceptance of an NDA or MAA filing from the regulatory authority (FDA or EMA); and with respect to the remaining one half of the shares subject to this Option upon receipt of the first written approval of an NDA or MAA filing from the regulatory authority (FDA or EMA).

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2014, none of the named executive officers acquired shares upon exercise of stock options or vesting of stock awards.

Potential Payments Upon Termination or Change in Control

Our named executive officers are entitled to certain benefits in connection with certain terminations or as a result of a change in control. We believe that the existence of these potential benefits will discourage turnover and cause such executives to be better able to respond to the possibility of a change in control without being influenced by the potential effect of a change in control on their job security.

If Mr. Lewis’s employment is terminated by us without cause or by Mr. Lewis for good reason within twelve months after a change in control of the Company, Mr. Lewis will receive payment of accrued obligations, a lump sum payment equal to the sum of two times his annual base salary and target bonus, a pro-rata portion of his annual target bonus, full vesting of all time-vested equity awards, and up to eighteen months continuation of health benefits provided Mr. Lewis elects continued coverage under COBRA. Should Mr. Lewis’s employment be terminated by us without cause or by Mr. Lewis for good reason prior to the date of a change of control, he would be entitled to receive all of the foregoing benefits provided that his lump sum payment shall instead be equal to one times his annual base salary and target bonus and his accelerated vesting would be limited to full vesting of all time-vested equity awards granted at least one year prior to his termination date.

If Mr. Drechsler’s employment is terminated by us without cause or by Mr. Drechsler for good reason within twelve months after a change in control of the Company, Mr. Drechsler will receive payment of accrued obligations, a lump sum payment equal to the sum of one times his annual base salary, a pro-rata portion of his annual target bonus, full vesting of all time-vested equity awards, and up to one year continuation of health benefits provided Mr. Drechsler elects continued coverage under COBRA. Should Mr. Drechsler’s employment be terminated by us without cause or by Mr. Drechsler for good reason prior to the date of a change of control, he would be entitled to receive all of the foregoing benefits provided that his lump sum payment shall instead be equal to one-half times his annual base salary and his equity award vesting would be limited to an additional six months of vesting of all unvested time-based option equity awards held on his termination date.

If Ms. Pellizzari’s employment is terminated by us without cause or by Ms. Pellizzari for good reason within twelve months after a change in control of the Company, Ms. Pellizzari will receive payment of accrued obligations, a lump sum payment equal to the sum of one times her annual base salary, a pro-rata portion of her annual target bonus, full vesting of all time-vested equity awards, and up to one year continuation of health benefits provided Ms. Pellizzari elects continued coverage under COBRA. Should Ms. Pellizzari’s employment be terminated by us without cause or by Ms. Pellizzari for good reason prior to the date of a change of control, she would be entitled to receive all of the foregoing benefits provided that her lump sum payment shall instead be equal to one-half times her annual base salary and her equity award vesting would instead be with respect to  all equity option awards (time- and performance-based vesting) that would otherwise vest within six months following the date of her termination.

If Ms. Schaeffer’s employment is terminated by us without cause or by Ms. Schaeffer for good reason within twelve months after a change in control of the Company, Ms. Schaeffer will receive payment of accrued obligations, a lump sum payment equal to the sum of one times her annual base salary, a pro-rata portion of her annual target bonus, full vesting of all time-vested equity awards, and up to one year continuation of health benefits provided Ms. Schaeffer elects continued coverage under COBRA. Should Ms. Schaeffer’s employment be terminated by us without cause or by Ms. Schaeffer for good reason prior to the date of a change of control, she would be entitled to receive all of the foregoing benefits provided that her lump sum payment shall instead be equal to one-half times her annual base salary and her equity award vesting would be limited to an additional six months of vesting of all unvested time-based option equity awards held on her termination date.

If Ms. Berry’s employment is terminated by us without cause or by Ms. Berry for good reason within twelve months after a change in control of the Company, Ms. Berry will receive payment of accrued obligations, a lump sum payment equal to the sum of one times her annual base salary, a pro-rata portion of her annual target bonus, full vesting of all time-vested equity awards, and up to one year continuation of health benefits provided Ms. Berry elects continued coverage under COBRA. Should Ms. Berry’s employment be terminated by us without cause or by Ms. Berry for good reason prior to the date of a change of control, she would be entitled to receive all of the foregoing benefits provided that her lump sum payment shall instead be equal to one-half times her annual base salary and her equity award vesting would instead be with respect to  all equity option awards (time- and performance-based vesting) that would otherwise vest within six months following the date of her termination.

For purposes of the employment agreements, the term “cause” generally includes:

(a)                                 a conviction of the executive, or a plea of nolo contendere, to a felony involving moral turpitude; or

(b)                                 willful misconduct or gross negligence by the executive resulting, in either case, in material economic harm to the Company or any related entities; or

(c)                                  a willful failure by the executive to carry out the reasonable and lawful directions of the Board and failure by the executive to remedy the failure within thirty (30) days after receipt of written notice of same, by the Board; or

(d)                                 fraud, embezzlement, theft or dishonesty of a material nature by the executive against the Company or any related entity, or a willful material violation by the executive of a policy or procedure of the Company or any related entity, resulting, in any case, in material economic harm to the Company or any related entity; or

(e)                                  a willful material breach by the executive of their employment agreement and failure by the executive to remedy the material breach within 30 days after receipt of written notice of same, by the Board.

For purposes of the employment agreements, the term “good reason” generally includes:

(a)                                 a material diminution in the executive’s base compensation;

(b)                                 a material diminution in the executive’s authority, duties, or responsibilities;

(c)                                  a material diminution in the authority, duties, or responsibilities of the supervisor to whom the executive is required to report;

(d)                                 the Company’s or related entity’s requiring the executive to be based at any office or location outside of 50 miles from the location of employment or service as of the effective date of their employment agreement, except for travel reasonably required in the performance of the executive’s responsibilities; or

(e)                                  any other action or inaction that constitutes a material breach by the Company of their employment agreement.

For purposes of the employment agreements, the term “change in control” generally includes:

(a)                                 the acquisition by another person of beneficial ownership of 40% or more of our Common Stock;

(b)                                 a proxy contest that results in the replacement of a majority of the members of our Board;

(c)                                  a merger after which our shareholders own less than 60% of the surviving corporation’s stock; or

(d)                                 approval by our shareholders of a complete liquidation or dissolution of our Company.

To protect our business and goodwill, for a period of twelve months after the termination of an executive’s employment with us, the executive agrees that he or she will not:

1.                                      engage in any activity in material competition with the business in which we engaged while the executive was employed by us;

2.                                      directly or indirectly recruit or solicit any person who is then an employee of us or was an employee of us at any time within six months prior to such solicitation; or

3.                                      solicit, divert or take away, or attempt to divert or to take away, the business or patronage of any of our clients or customers, or prospective clients or customers.

The severance benefits that executives may be entitled to receive under these agreements and other benefits that the executives are entitled to receive under other plans, may constitute parachute payments that are subject to the “golden parachute” rules of Section 280G of the Code and the excise tax of Code Section 4999. If these payments are determined to be parachute payments, as calculated by our independent registered public accounting firm, the parachute payments will be reduced if, and only to the extent that, a reduction will allow the executives to receive a greater net after tax amount than the executives would receive absent a reduction. All severance benefits are also subject to the execution and non-revocation of a general release of claims against the Company.

The table below summarizes the hypothetical payments that could be incurred for each of the named executive officers at the time assuming that a qualified termination under the applicable agreement occurred on December 31, 2014 as a result of termination without cause or for good reason during the one year period immediately following a change in control.

	Cash Severance(1)	Pro-Rata Bonus(2)	Benefits	Value of Accelerated Equity(3)	Total
William H. Lewis	$1,488,000	$279,000	$58,956	$5,824,083	$7,650,039
Andrew T. Drechsler(4)	$340,800	$136,320	$82	$915,254	$1,392,456
Christine Pellizzari	$354,740	$141,896	$22,626	$573,825	$1,093,087
S. Nicole Schaeffer	$303,800	$106,330	$13,933	$607,319	$1,031,382
Peggy J. Berry	$315,000	$94,500	$22,626	$144,500	$576,626

(1)                             These payments and other benefits would be payable to the executive upon a qualified termination under the applicable agreement. The cash severance figure for Mr. Lewis includes salary for two years plus the target bonus for two years. The cash severance figures for Mr. Drechsler, Ms. Perry, Ms. Pellizzari, and Ms. Schaeffer includes salary for one year.

(2)                                 The pro-rata bonus would be payable based on actual performance for the year pro-rated for the number of days worked in the year of termination. The value used in the table assumes the full target bonus for the year.

(3)                                 For Messrs. Lewis and Drechsler, Ms. Pellizzari, Ms. Schaeffer, and Ms. Perry, the value represents the acceleration of all time-based equity awards outstanding as of December 31, 2014 and the value shown is equal to the number of stock options multiplied by the difference between the $15.47 closing price of our Common Stock on December 31, 2014, as reported by Nasdaq Capital Market, and the exercise price of the options.

(4)                                 For Mr. Drechsler, the value of benefits does not include medical or dental benefits, as Mr. Drechsler is not a participant in the company-paid medical and dental insurance programs and would not be eligible to elect COBRA coverage upon a qualified termination.

The table below summarizes the hypothetical payments that could be incurred for each of the named executive officers at the time assuming that a qualified termination under the applicable agreement occurred on December 31, 2014 as a result of termination without cause or for good reason prior to the date of a change in control or following the one year period after a change in control.

	Cash Severance(1)	Pro-Rata Bonus(2)	Benefits	Value of Accelerated Equity(3)	Total
William H. Lewis	$744,000	$279,000	$58,956	$5,824,083	$6,906,039
Andrew T. Drechsler(4)	$170,400	$136,320	$41	$915,254	$1,222,015
Christine Pellizzari	$177,370	$141,896	$11,313	$573,825	$904,404
S. Nicole Schaeffer	$151,900	$106,330	$6,966	$607,319	$872,515
Peggy Berry	$157,500	$94,500	$11,313	$216,750	$480,063

(1)                                 These payments and other benefits would be payable to the executive upon a qualified termination under the applicable agreement. The cash severance figure for Mr. Lewis includes salary for one year plus the target bonus for one year. The cash severance figures for Mr. Drechsler, Ms. Pellizzari, Ms. Schaeffer, and Ms. Perry includes salary for six months.

(2)                                 The pro-rata bonus would be payable based on actual performance for the year pro-rated for the number of days worked in the year of termination. The value used in the table assumes the full target bonus for the year.

(3)                                 For Mr. Lewis, the value represents the acceleration of all time-vested equity outstanding as of December 31, 2014 granted at least one year prior to the termination date. For Mr. Drechsler and Ms. Schaeffer, the value represents an additional six months of vesting of their outstanding time-based vesting equity option awards as of December 31, 2014. For Ms. Pellizzari and Ms. Berry, the value represents the acceleration of all equity option awards outstanding (time- and performance-based vesting) as of December 31, 2014 that would otherwise vest within six months following December 31, 2014.  Values shown are equal to the number of stock options multiplied by the difference between the $15.47 closing price of our Common Stock on December 31, 2014, as reported by Nasdaq Capital Market, and the exercise price of the options.

(4)                                 For Mr. Drechsler, the value of benefits does not include medical or dental benefits, as Mr. Drechsler is not a participant in the company-paid medical and dental insurance programs and would not be eligible to elect COBRA coverage upon a qualified termination.

Director Compensation

Mr. Lewis is a director and an executive officer of the Company. He receives no additional compensation for serving on the Board. No other director is an employee of the Company.

Our Board determines the compensation of our non-employee directors in conjunction with recommendations made by the Compensation Committee. The Compensation Committee evaluates the appropriate level and form of compensation for non-employee directors at least annually and recommends changes to our Board when appropriate. Our Board is currently compensated through a combination of fees, in the form of cash retainers, and equity awards, in the form of RSUs.  Our approach to Board compensation is intended to align our non-employee director compensation practices with the best interests of our shareholders.

Fees Earned or Paid in Cash

Our non-employee directors are paid quarterly retainer fees for their service on the Board. Our non-employee directors are not compensated for attending individual meetings of the Board on a per-meeting basis. During 2014, each non-employee director was paid quarterly retainer fees totaling $35,000 annually, except for Mr. Hayden who, as the Chairman of the Board, was paid quarterly retainer fees totaling $75,000 annually, and Mr. Brennan and Ms. Potter, who were paid quarterly retainer fees totaling $20,673 and $1,997, respectively, representing the annual retainer fee of $35,000, pro-rated for their respective periods of service during 2014. The Chairmen of each of the Compensation Committee and the Nominations and Governance Committee were paid an additional annual fee of $10,000, and the Chairman of the Audit Committee was paid an additional annual fee of $15,000. These annual fees were paid quarterly.

Grant of Restricted Stock Units

During 2014, each non-employee director, except for Mr. Brennan and Ms. Potter, received an annual equity-based grant with a grant date value of approximately $60,000 in the form of RSUs. The RSUs vest on the first anniversary of the date of the award, provided that the director attend at least 75% of the meetings of the Board. Mr. Brennan received an annual equity-based grant with a grant date value of $35,669, pro-rated for his period of service and Ms. Potter received an annual equity-based grant with a grant date value of $3,457, pro-rated for her period of service.

Other

We reimburse all of our directors for expenses incurred in connection with their attendance at Board or committee meetings. We also provide director and officer insurance for all directors.

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2014.

To improve readability, only the columns “Fees Earned or Paid in Cash,” “Stock Awards,” and “Total” have been included in the table, all other columns have been removed as there is no reportable information with respect to those compensation items.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)(3)(4)	Total
Alfred F. Altomari	$45,000	$59,995	$104,995
David R. Brennan(5)	$20,673	$35,669	$56,342
Steinar J. Engelsen, M.D.	$45,000	$59,995	$104,995
Donald J. Hayden Jr.	$75,000	$59,995	$134,995
David W.J. McGirr	$50,000	$59,995	$109,995
Myrtle Potter(6)	$1,997	$3,457	$5,454
Melvin Sharoky, M.D.	$35,000	$59,995	$94,995
Randall Whitcomb, M.D.	$35,000	$59,995	$94,995

(1)                                 The amounts in this column reflect the actual fees earned and paid during fiscal 2014.

(2)                                 Amounts in this column reflect grant date fair values of stock and option awards granted during 2014, calculated in accordance with FASB ASC Topic 718, except the assumptions of forfeitures is not made. See Note 8, “Stock-Based Compensation” of the consolidated financial statements in the Company’s Form 10-K for December 31, 2014, as amended by this Form 10-K/A filed with the SEC on March 30, 2015, regarding assumptions underlying valuation of all equity awards.

(3)                                 Each Director received 8,955 RSUs in January 2014, except for David Brennan, who received 2,690 RSUs when he joined the Board on May 29, 2014, and Myrtle Potter, who received 244 RSUs when she joined the Board on December 11, 2014.  As of December 31, 2014, the number of RSUs held by our current directors were as follows: Mr. Altomari, 2,928; Mr. Brennan, 2,690; Dr. Engelsen, 2,928; Mr. Hayden, 2,928; Mr. McGirr, 2,928; Ms. Potter, 244; Dr. Sharoky, 2,928; and Dr. Whitcomb, 2,928.

(4)                                 No option awards were granted to our directors in 2014.  As of December 31, 2014, the number of shares of our Common Stock underlying options held by our current directors were as follows: Mr. Hayden, 85,000; Dr. Engelsen, 1,750; Dr. Sharoky, 1,750; and Dr. Whitcomb, 1,750.

(5)                                 The figures for Mr. Brennan cover the period from the date of his election to the Board on May 29, 2014 until December 31, 2014.

(6)                                 The figures for Ms. Potter cover the period from the date of her election to the Board on December 11, 2014 until December 31, 2014.

ITEM 12.                                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our Common Stock as of March 25, 2015 (except as otherwise noted), by:

•                  based on reports filed with the SEC, each person, or group of persons, who beneficially owns more than five percent (5%) of our common stock;

•                  each of our directors;

•                  each of our Named Executive Officers; and

•                  all directors and executive officers as a group.

Beneficial ownership and percentage ownership are determined in accordance with the rules and regulations of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 25, 2015 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name. The percentage of beneficial ownership is based on 49,998,631shares of Common Stock outstanding on March 25, 2015.

	Shares Beneficially Owned(1)
Name and Address	Number	Percentage
Greater Than Five Percent (5%) Shareholders
FMR LLC(2)	7,449,749	14.9%
245 Summer Street
Boston, Massachusetts 02210

Palo Alto Investors, LLC(3)	4,625,648	9.3%
470 University Avenue
Palo Alto, CA 94301

BlackRock, Inc.(4)	3,494,507	7.0%
40 East 52nd Street
New York, NY 10022

Point72 Asset Management, L.P.(5)	2,840,830	5.7%
72 Cummings Point Road
Stamford, CT 06902

(1)                                 Except as explicitly set forth in applicable footnotes, all information in this table, including the footnotes thereto, is derived from third-party filings made with the SEC, as described in the footnotes. We have not independently verified such information.

(2)                                 FMR LLC (“FMR”) provided the following information on its Amendment No. 7 to its Schedule 13G, filed with the Securities and Exchange Commission on February 13, 2015.  As of December 31, 2014, FMR reported an aggregate beneficial ownership of 7,449,749 shares of our Common Stock, with sole voting power over and sole dispositive power over 7,449,4749 shares.  Edward C. Johnson III, the Director and Chairman of FMR, and Abigail P. Johnson, a Director and the Vice Chairman, Chief Executive Officer and President of FMR, are the beneficial owners of

Neither FMR LLC nor Edward C. Johnson III nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act advised by Fidelity Management & Research Company, a wholly owned subsidiary of FMR, which power resides with the Fidelity Funds’ Boards of Trustees.  Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees.

Members of the family of Edward C. Johnson III, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR.

(3)                                 Palo Alto Investors, LLC (“Palo Alto”) provided the following information on its Schedule 13G filed with the Securities and Exchange Commission on February 17, 2015.  As of December 31, 2014, Palo Alto reported an aggregate beneficial ownership of 4,625,648 shares of our Common Stock with shared dispositive power over 4,625,648 shares and shared voting power over 4,625,648 shares.

Dr. Patrick Lee and Dr. Anthony Joonkyoo Yun co-manage Palo Alto. The filers filed this Schedule 13G jointly, but not as members of a group, and each of them expressly disclaims membership in a group. Each filer disclaims beneficial ownership of the stock except to the extent of that filer’s pecuniary interest therein.

(4)                                 BlackRock, Inc. (“Blackrock”) provided the following information on its Amendment No. 1 to its Schedule 13G, filed with the Securities and Exchange Commission on January 29, 2015.  As of December 31, 2014, BlackRock reported an aggregate beneficial ownership of 3,494,507 shares of our Common Stock with sole dispositive power over 3,494,507 shares and sole voting power and investment power over 3,394,918 shares, including shares held by a number of its subsidiaries.

(5)                                 Point72 Capital Advisors, Inc. provided the following information on its Amendment No. 1 to its Schedule 13G, filed with the Securities and Exchange Commission on February 17, 2015.  As of December 31, 2014, Point72 Capital Advisors, Inc. reported an aggregate beneficial ownership of 2,840,830 shares of our Common Stock, with shared voting power and shared dispositive power over 2,840,830 shares.

Pursuant to an investment management agreement, Point72 Asset Management maintains investment and voting power with respect to the securities held by certain investment funds it manages.  Point72 Capital Advisors Inc. is the general partner of Point72 Asset Management.  Pursuant to an investment management agreement, Cubist Systematic Strategies maintains investment and voting power with respect to the securities held by certain investment funds it manages.  Pursuant to an investment management agreement, EverPoint Asset Management maintains investment and voting power with respect to the securities held by certain investment funds it manages.  Mr. Cohen controls each of Point72 Capital Advisors Inc., Cubist Systematic Strategies and EverPoint Asset Management. As of December 31, 2014, by reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, each of (i) Point72 Asset Management, Point72 Capital Advisors Inc. and Mr. Cohen may be deemed to beneficially own 2,840,830 Shares (constituting approximately 5.7% of the Shares outstanding); and (ii) Cubist Systematic Strategies and Mr. Cohen may be deemed to beneficially own 77 Shares (constituting less than 0.1% of the Shares outstanding).  Each of Point72 Asset Management, Point72 Capital Advisors Inc., Cubist Systematic Strategies, EverPoint Asset Management and Mr. Cohen disclaims beneficial ownership of any of the securities covered by its Amendment No. 1 to its Schedule 13G.

	Shares Beneficially Owned(1)
Name	Number	Percentage
Directors and Executive Officers
Donald Hayden, Jr.(2)	122,509	*
Alfred F. Altomari	22,432	*
David R. Brennan	25,740	*
Steinar J. Engelsen, M.D.	239,708	*
David W.J. McGirr	9,852	*
Myrtle Potter	6,466	*
Melvin Sharoky, M.D. (3)	268,441	*
Randall W. Whitcomb, M.D.(4)	69,188	*
William H. Lewis (5)	837,277	*
Andrew T. Drechsler (6)	156,876	*
Peggy Berry(6)	37,500	*
Christine Pellizzari (6)	63,750	*
S. Nicole Schaeffer (6)	81,875	*

All current directors and executive officers as a group (13 persons)	1,941,614	3.9%

*                              Denotes ownership of less than 1% of the outstanding shares of our Common Stock.

(1)         Except as indicated otherwise in the footnotes below, each individual has sole voting and investment power with respect to the shares reported.

(2)         Includes 63,750 shares of our Common Stock that are subject to stock options that are currently exercisable or exercisable within 60 days after March 25, 2015.

(3)         The number of shares listed opposite Dr. Sharoky’s name includes 360 shares of our Common Stock that are owned by his ex-spouse, 21 shares of our Common Stock that are owned by his son, and 62 shares of our Common Stock that are owned by his daughter. Dr. Sharoky disclaims beneficial ownership of the shares of our Common Stock held by his ex-spouse, his daughter, and his son.

(4)         The number of shares listed opposite Dr. Whitcomb’s name includes 2,100 shares of our Common Stock that are owned by the Randall W. Whitcomb Living Trust. Dr. Whitcomb and his spouse, Rita K. Whitcomb, are trustees of the Randall W. Whitcomb Living Trust.

(5)         Includes 790,305 shares of our Common Stock that are subject to stock options that are currently exercisable or exercisable within 60 days after March 25, 2015.

(6)         Represents shares of our Common Stock that are subject to stock options that are currently exercisable or exercisable within 60 days after March 25, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

In fiscal 2014, we made stock-based awards from our 2013 Incentive Plan and have outstanding grants under our 2000 Stock Incentive Plan (the “2000 Incentive Plan”) and Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP,” and together with the 2000 Stock Incentive Plan, the “Plans”). The Plans are administered by the Compensation Committee and the Board.

The 2013 Stock Incentive Plan was adopted by the Board and approved by our shareholders on May 23, 2013.  Under the terms of the 2013 Stock Incentive Plan, we are authorized to grant a variety of incentive awards based on our

Common Stock, including stock options (both incentive stock options and non-qualified stock options), restricted stock, RSUs, performance shares and other stock awards.  The 2013 Incentive Plan provides for the issuance of a maximum of 3,053,833 shares of common stock.

The 2000 Stock Incentive Plan was originally adopted by the Board and approved by our shareholders in 2000 and its original ten-year term was extended to March 15, 2015 when it was amended in June 2005. Under the terms of the 2000 Stock Incentive Plan, we are authorized to grant a variety of incentive awards based on our Common Stock, including stock options (both incentive stock options and non-qualified stock options), restricted stock, RSUs, performance shares and other stock awards. In May 2011, the shareholders of Insmed approved an amendment of our 2000 Stock Incentive Plan (the “Amended Incentive Plan”) to increase the number of shares of Common Stock reserved and available for issuance under the 2000 Stock Incentive Plan by 3,000,000 shares to a total of 3,925,000 (adjusted for stock splits) shares of Common Stock. These shares are reserved for awards to all participants in the 2000 Plan, including non-employee directors.

The 2000 ESPP was adopted by the Board on April 5, 2000, and was approved by our shareholders on the same date. It was amended by the Board to increase the number of shares available for issuance, and such amendment was approved by our shareholders on May 11, 2005. The 2000 ESPP was subsequently amended and restated by action of the Board on October 4, 2006 and the amendment and restatement were approved by our shareholders on December 14, 2006. Under the terms of the 2000 ESPP, the Company offered eligible employees an opportunity to purchase our Common Stock, at a discount, through payroll deductions up to a maximum value of $25,000 per year. The 2000 ESPP provided for the issuance of a maximum of 150,000 shares of our Common Stock. The Company did not offer employees the right to purchase Common Stock under the 2000 ESPP in 2014.  The 2000 ESPP was terminated by the Board as of December 31, 2013.

The following table presents information as of December 31, 2014, with respect to the Plans.

Plan Category(1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, warrants, and rights	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders:
2013 Incentive Plan(2)	2,613,767	$14.57	351,729
2000 Stock Incentive Plan(3)	1,806,841	$4.88	156,333

Total	4,420,608		508,062

(1)                                 We do not have any equity compensation plans that have not been approved by our shareholders.

(2)                                 Represents shares of Common Stock issuable upon the exercise of outstanding stock options granted under our 2013 Incentive Plan.  To the extent that stock options or stock appreciation rights granted under the 2013 Incentive Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock or performance units are forfeited, the shares of Common Stock underlying such grants will again become available for purposes of the 2013 Incentive Plan.  Also includes 20,502 shares of common stock issuable upon the vesting of restricted stock unit awards granted under our 2013 Incentive Plan.

(3)                                 Represents shares of Common Stock issuable upon the exercise of outstanding stock options granted under the 2000 Stock Incentive Plan.  Upon the approval of the 2013 Incentive Plan, no additional awards were issued under the 2000 Stock Incentive Plan and the shares remaining for future grant under the 2000 Stock Incentive Plan were transferred to the 2013 Incentive Plan. To the extent that stock options or stock appreciation rights granted under the 2000 Stock Incentive Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock or performance units are forfeited, the shares of Common Stock underlying such grants will again become available under the 2013 Incentive Plan.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions

All of our directors and officers complete a directors and officers questionnaire in the first calendar quarter of each year, in which they are asked to disclose family relationships and other related party transactions. Our Audit Committee must review and approve or ratify all related party transactions, as defined in Item 404 of Regulation S-K promulgated under the Securities Act of 1933. In examining related party transactions, our Audit Committee considers whether any of our directors, officers, holders of more than five percent (5%) of our voting stock, or any immediate family members of the foregoing persons and any other persons whom the Audit Committee determines to be related parties, have a conflict of interest where an individual may have a private interest which interferes with or appears to interfere with our interests. In determining whether to approve or ratify a related party transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable to us than terms generally available to us from an unaffiliated third-party under the same or similar circumstances, and the extent of the related party’s interest in the transaction. Any transaction which is deemed to be a related party transaction requires the approval, initially by a majority of the disinterested Audit Committee members, and finally by a majority of the disinterested Board members. Our Audit Committee’s procedures for reviewing related party transactions are in writing.

Related Person Transactions

Since January 1, 2014, there were not any transactions, nor are there currently any proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board has determined that the following members of the Board are independent, as that term is defined under the general independence standards in listing standards of the Nasdaq Listing Rules: Mr. Altomari, Mr. Brennan, Dr. Engelsen, Mr. Hayden, Mr. McGirr, Ms. Potter, Dr. Sharoky, and Dr. Whitcomb.  Mr. Lewis is not considered independent because he currently is employed by the Company.

ITEM 14.                                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has adopted an Audit Committee Pre-Approval Policy for the pre-approval of audit services and permitted non-audit services by the Company’s independent registered public accounting firm in order to assure that the provision of such services does not impair the independence of the independent registered public accounting firm from the Company and is consistent with the rules of the SEC. The policy requires pre-approval by the Audit Committee of the terms and fees of all audit, review and attestation engagements and related services. The policy also requires the Audit Committee to determine that the provision of any audit-related services or non-audit services would not impair the independence of our independent registered public accounting firm. The policy also prohibits the Audit Committee from retaining our independent registered public accounting firm in connection with a transaction initially recommended by such firm, the purpose of which may be tax deferral or reduction. The policy delegates pre-approval authority to the Chair of the Audit Committee or, if the Chair is not available, to any of the Audit Committee’s independent members, but any pre-approval decision must be reported to the full Audit Committee at its next scheduled meeting. All of the services performed by Ernst & Young LLP (“Ernst & Young”) in the year ended December 31, 2014 were pre-approved in accordance with the applicable pre-approval policy.

Independent Registered Public Accounting Firm Fee Disclosure

The Audit Committee reviewed the aggregate fees billed by Ernst & Young for professional services rendered for the fiscal years ended December 31, 2014 and 2013, which were as follows:

	2014		2013
Audit Fees	$525,279	(1)	$548,708	(2)
Audit Related Fees	—		—
Tax Fees	—		—
Other Fees	1,995		1,995
Total Fees	$527,274		$550,703

(1)                                 Includes $77,750 paid to Ernst & Young for consent and comfort letter procedures for registration statements filed in 2014.

(2)                                 Includes $123,600 paid to Ernst & Young for consent and comfort letter procedures for registration statements filed in 2013.

Audit Fees in 2014 and 2013 include fees for services performed to comply with Generally Accepted Auditing Standards. These services include the quarterly reviews, the integrated year end audit of our consolidated financial statements, review of documents filed with the SEC and accounting consultations on matters addressed during the audit or quarterly reviews. All of the Ernst & Young fees were pre-approved by the Audit Committee.

In considering the nature of the services provided by Ernst & Young, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Ernst & Young and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as by the American Institute of Certified Public Accountants.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  Documents filed as part of this report:

Documents filed or furnished as part of this Amendment No. 1 to Form 10-K/A:

1.                                      FINANCIAL STATEMENTS.

None required

2.                                      FINANCIAL STATEMENT SCHEDULES.

None required.

3.                                      EXHIBITS.

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2015.

INSMED INCORPORATED
a Virginia corporation
(Registrant)

By:	/s/ William H. Lewis
William H. Lewis
President and Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2015.

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

EXHIBIT INDEX

Exhibit Numbers

31.1

Certification of William H. Lewis, Chief Executive Officer of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003.

31.2

Certification of Andrew T. Drechsler, Chief Financial Officer (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a 14(a) and 15d 14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003.