Form 10-Q
period 2015-06-30
INSMED Inc
filed 2015-08-06
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 61,760,265 shares of the registrant’s common stock, $0.01 par value, outstanding.

INSMED INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

In this Form 10-Q, we use the words “Insmed Incorporated”  to refer to Insmed Incorporated, a Virginia corporation, and we use the words “Company,” “Insmed,” “Insmed Incorporated,” “we,” “us” and “our” to refer to Insmed Incorporated and its consolidated subsidiaries.  IPLEX is a registered trademark of Insmed Incorporated and ARIKAYCE, INSMED and CONVERT are trademarks of Insmed Incorporated.  This Form 10-Q also contains trademarks of third parties.  Each trademark of another company appearing in this Form 10-Q is the property of its owner.

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSMED INCORPORATED

Consolidated Balance Sheets

(in thousands, except par value and share data)

	As of	As of
	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$335,027	$159,226
Prepaid expenses and other current assets	7,062	5,488
Total current assets	342,089	164,714

In-process research and development	58,200	58,200
Fixed assets, net	7,989	7,534
Other assets	231	416
Total assets	$408,509	$230,864

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,681	$9,249
Accrued expenses	6,012	5,321
Accrued compensation	2,550	4,317
Other current liabilities	701	743
Current portion of long-term debt	25,123	—
Total current liabilities	43,067	19,630

Other long-term liabilities	102	141
Debt, long-term	—	24,856
Total liabilities	43,169	44,627

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 61,743,889 and 49,806,131 issued and outstanding shares at June 30, 2015 and December 31, 2014, respectively	617	498
Additional paid-in capital	891,479	656,519
Accumulated deficit	(526,756)	(470,780)
Total shareholders’ equity	365,340	186,237
Total liabilities and shareholders’ equity	$408,509	$230,864

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	18,246	14,942	35,410	26,293
General and administrative	9,706	7,874	19,248	14,602
Total operating expenses	27,952	22,816	54,658	40,895

Operating loss	(27,952)	(22,816)	(54,658)	(40,895)

Investment income	68	12	91	29
Interest expense	(718)	(595)	(1,440)	(1,201)
Other (expense) / income, net	(5)	175	31	156
Loss before income taxes	(28,607)	(23,224)	(55,976)	(41,911)

Benefit from income taxes	—	—	—	(4,389)

Net loss and comprehensive loss	$(28,607)	$(23,224)	$(55,976)	$(37,522)

Basic and diluted net loss per share	$(0.47)	$(0.59)	$(1.01)	$(0.96)

Weighted average basic and diluted common shares outstanding	60,833	39,273	55,425	39,256

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,
	2015	2014
Operating activities
Net loss	$(55,976)	$(37,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	879	342
Stock based compensation expense	7,961	5,336
Amortization of debt discount and debt issuance costs	229	192
Accrual of the end of term charge on the debt	38	62
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,389)	(1,843)
Accounts payable	(981)	3,642
Accrued expenses and other current liabilities	1,883	(20)
Accrued compensation	(1,767)	(768)
Net cash used in operating activities	(49,123)	(30,579)

Investing activities
Purchase of fixed assets	(2,194)	(895)
Net cash used in investing activities	(2,194)	(895)

Financing activities
Payments on capital lease obligations	—	(32)
Proceeds from exercise of stock options	4,176	409
Proceeds from issuance of common stock, net	222,942	—
Payment of debt issuance costs	—	(100)
Net cash provided by financing activities	227,118	277

Net increase (decrease) in cash and cash equivalents	175,801	(31,197)
Cash and cash equivalents at beginning of period	159,226	113,894

Cash and cash equivalents at end of period	$335,027	$82,697

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,506	$930
Cash received for taxes	$994	$4,389

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                    The Company and Basis of Presentation

Insmed is a global biopharmaceutical company focused on the needs of patients with rare diseases. The Company is currently focused on the development and commercialization of ARIKAYCE, or liposomal amikacin for inhalation (LAI), for at least two identified orphan patient populations: (i) patients with nontuberculous mycobacteria (NTM) lung infections, a rare and often chronic infection that can lead to progressive inflammation and lung damage and (ii) cystic fibrosis (CF) patients with Pseudomonas aeruginosa (Pseudomonas) lung infections. The Company’s earlier stage pipeline includes INS1009, a prodrug formulation of treprostinil that the Company is developing for the treatment of pulmonary arterial hypertension (PAH), a chronic, life-threatening disorder characterized by abnormally high blood pressure in the arteries between the heart and lungs.

The Company was incorporated in the Commonwealth of Virginia on November 29, 1999. The Company’s principal executive offices are located in Bridgewater, New Jersey. During 2015 the Company formed subsidiaries in a number of countries in Western Europe in preparation for the commercialization of ARIKAYCE, upon approval in the European Union, and to support its global tax structure.  The Company has operations in the United States (U.S.), Ireland, Germany, France, the United Kingdom and the Netherlands.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Transave, LLC, Insmed Pharmaceuticals, Inc., Insmed Limited, Celtrix Pharmaceuticals, Inc., Insmed Holdings Limited, Insmed Ireland Limited, Insmed France SAS, Insmed GmbH and Insmed Netherlands B.V.  All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim consolidated financial statements included in this report.

Subsequent Events — The Company has evaluated all events and transactions since June 30, 2015 and identified no significant event requiring disclosure in or adjustment to these financial statements.

2.                                      Summary of Significant Accounting Policies

The following are interim updates to certain of the policies described in “Note 2”  to the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014:

Foreign currency — The Company has operations in the United States, Ireland, Germany, France, the United Kingdom and the Netherlands.  The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period.  Assets and liabilities are translated at the exchange rate prevailing at the balance sheet date.  Equity is translated at the prevailing exchange rate at the date of the equity transaction.  Translation adjustments are reflected in shareholders’ equity and are included as a component of other comprehensive loss.

The Company realizes foreign currency transaction gains/(losses) in the normal course of business based on movements in the applicable exchange rates.  These gains/(losses) are included as a component of other (expense) / income, net.

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

The Company’s only assets and liabilities which were measured at fair value as of June 30, 2015 and December 31, 2014 were Level 1 and were comprised of cash and cash equivalents of $335.0 million and $159.2 million, respectively.

The Company’s cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions.  Cash equivalents consist of liquid investments with a maturity of three months or less from the date of purchase.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter.  There were no transfers in or out of Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2015 and 2014.

As of June 30, 2015 and December 31, 2014, the Company held no securities that were in an unrealized gain or loss position.  The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred.  In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the securities were rated below investment grade; (3) how long the securities have been in an unrealized loss position; and (4) the Company’s ability and intent to retain the investment for a sufficient period of time for it to recover.

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

The following table sets forth the reconciliation of the weighted average number of shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Numerator:
Net loss	$(28,607)	$(23,224)	$(55,976)	$(37,522)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	60,833	39,273	55,425	39,256
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock and restricted stock units	—	—	—	—
Common stock warrant	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	60,833	39,273	55,425	39,256
Net loss per share:
Basic and diluted net loss per share	$(0.47)	$(0.59)	$(1.01)	$(0.96)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of June 30, 2015 and 2014 as their effect would have been anti-dilutive (in thousands):

	2015	2014
Stock options to purchase common stock	5,374	5,058
Restricted stock units	44	21

3.                                      Identifiable Intangible Assets

The Company believes there are no indicators of impairment relating to its in-process research and development intangible assets as of June 30, 2015.

4.                                      Accrued Expenses

Accrued expenses consist of the following:

	As of June 30,	As of December 31,
	2015	2014
	(in thousands)

Accrued clinical trial expenses	$3,249	$2,113
Accrued technical operation expenses	1,384	762
Accrued office construction costs	29	1,500
Accrued professional fees	859	542
Accrued interest payable	193	258
Other accrued expenses	298	146
	$6,012	$5,321

5.                                    Debt

On June 29, 2012, the Company and its domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) that originally allowed the Company to borrow up to $20.0 million (“Loan Agreement”) at an interest rate of 9.25%.  On December 15, 2014, the Company and Hercules entered into a third amendment (the “Third Amendment”) to the Loan Agreement. In connection with the Third Amendment, the Company paid a commitment fee of $25,000, and at the closing, paid a facility fee of $125,000. Under the Third Amendment, the amount of borrowings was increased by $5.0 million to a total of $25.0 million and the interest-only period was extended through December 31, 2015. In addition, in the event the Company receives at least $90.0 million in cash proceeds from the completion of certain types of equity financings, subordinated debt financings, and/or up-front cash payments from corporate transactions prior to December 31, 2015, the Company has the option to extend the maturity date of the loan to January 1, 2018. If the Company elects to exercise such option, it must pay Hercules a $250,000 fee. The Company completed an equity financing in April 2015 of $222.9 million which qualifies as a financing event under the Loan Agreement.

The following table presents the components of the Company’s debt balance as of June 30, 2015 (in thousands):

Debt:
Notes payable	$25,000
Accretion of end of term charge	352
Issuance fees paid to lender	(154)
Discount from warrant	(75)
Current portion of long-term debt	(25,123)
Long-term debt	$—

As of June 30, 2015, future principal repayments of the debt for each of the years ending December 31, 2015 and 2016 were as follows (in thousands):

Year Ending in December 31:
2015	$—
2016 (due in full January 1, 2016)	25,000
$25,000

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place.  The Company believes the estimated fair value at June 30, 2015 approximates the carrying amount.

6.                                      Shareholders’ Equity

Common Stock — As of June 30, 2015, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 and 61,743,889 shares of common stock issued and outstanding.  In addition, as of June 30, 2015, the Company had reserved 5,374,258 shares of common stock for issuance upon the exercise of outstanding common stock options and 43,798 for issuance upon the vesting of restricted stock units.

On April 6, 2015, the Company completed an underwritten public offering of 11,500,000 shares of the Company’s common stock, which included the underwriter’s exercise in full of its over-allotment option of 1,500,000 shares, at a price to the public of $20.65 per share.  The Company’s net proceeds from the sale of the shares, after deducting the underwriter’s discount and offering expenses of $14.5 million, were $222.9 million.

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

Preferred Stock — As of June 30, 2015 and December 31, 2014, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 and no shares of preferred stock were issued and outstanding.

7.                                      Stock-Based Compensation

The Company’s current equity compensation plan, the 2015 Incentive Plan, was approved by shareholders at the Company’s Annual Meeting of Shareholders on May 21, 2015.  The 2015 Incentive Plan is administered by the Compensation Committee and the Board of Directors of the Company.  Under the terms of the 2015 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), performance options/shares and other stock awards, as well as the payment of incentive bonuses to all employees and non-employee directors.  On May 21, 2015, 5,000,000 shares of the Company’s common stock were authorized and as of June 30, 2015, there were 4,264,549 shares remaining for future grants (or issuances) of stock options, stock appreciation rights, restricted stock, restricted stock units and incentive bonuses under the 2015 Incentive Plan. The 2015 Incentive Plan will terminate on April 9, 2025 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options.  These awards are made pursuant to the NASDAQ inducement grant exception as a component of new hires’ employment compensation in connection with the Company’s equity grant program.  During the six months ended June 30, 2015, the Company granted 227,000 inducement stock options to new employees.

Stock Options - The Company calculates the fair value of stock options granted using the Black-Scholes valuation model.

The following table summarizes the Company’s grant date fair value and assumptions used in determining the fair value of all stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Volatility	79.1%-80.9%	83.1%-85.0%	78.7%-82.3%	83.1%-85.5%
Risk-free interest rate	1.32%-1.71%	1.52%-1.76%	1.31%-1.71%	1.46%-1.76%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term (in years)	6.25	6.25	6.25	6.25
Weighted average fair value of stock options granted	$15.82	$9.61	$14.28	$11.83

For all periods presented, the volatility factor was based on the Company’s historical volatility since the closing of the Company’s merger with Transave on December 1, 2010.  The expected life was determined using the simplified method as described in ASC Topic 718, “Accounting for Stock Compensation”, which is the midpoint between the vesting date and the end of the contractual term.  The risk-free interest rate is based on the U.S. Treasury yield in effect at the date of grant.  Forfeitures are based on the actual percentage of option forfeitures since the closing of the Company’s merger with Transave on December 1, 2010, and this is the basis for future forfeiture expectations.

From time to time, the Company grants performance-condition options to certain of the Company’s employees.  Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the individuals fulfilling a service condition (continued employment).  As of June 30, 2015 the Company had performance options totaling 168,334 shares outstanding which have not met the recognition criteria to date.  For the three months ended March 31, 2015, approximately $1.5 million of non-cash compensation expense was recorded related to certain performance based options as the recognition criteria was met upon the marketing authorization application (“MAA”) for ARIKAYCE being accepted for filing by the European Medicines Agency (“EMA”) in February 2015.

The following table summarizes the Company’s aggregate stock option activity for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2014	4,400,106	$10.59
Granted	1,684,050	$20.54
Exercised	(411,278)	$10.16
Forfeited or expired	(298,620)	$14.10
Options outstanding at June 30, 2015	5,374,258	$13.55	8.49	$58,433
Vested and expected to vest at June 30, 2015	5,090,089	$13.32	8.45	$56,476
Exercisable at June 30, 2015	1,620,339	$8.43	7.63	$25,904

The total intrinsic value of stock options exercised during the three months ended June 30, 2015 and 2014 was $2.5 million and $0.0 million, respectively, and during the six months ended June 30, 2015 and 2014 was $3.9 million and $0.6 million, respectively.

As of June 30, 2015, there was $33.5 million of unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 2.8 years.  Included above in unrecognized compensation expense was $1.4 million related to outstanding performance-based options.  The following table summarizes the range of exercise prices and the number of stock options outstanding and exercisable:

Outstanding as of June 30, 2015					Exercisable as of June 30, 2015
			Weighted
			Average
			Remaining	Weighted
Range of Exercise		Number of	Contractual	Average	Number of	Weighted Average
Prices ($)		Options	Term (in years)	Exercise Price (S)	Options	Exercise Price ($)
3.03	3.29	160,621	6.51	3.05	135,346	3.05
3.40	3.40	708,316	7.20	3.40	442,697	3.40
3.60	6.90	585,917	7.44	6.01	330,535	5.93
6.96	12.44	751,453	7.91	11.33	317,527	11.40
12.58	13.58	546,225	8.81	12.70	123,016	12.66
13.94	16.07	862,775	8.98	15.30	133,949	14.38
16.19	20.49	683,301	8.80	19.54	133,518	19.49
20.92	22.14	107,300	9.64	21.54	3,751	21.54
22.76	22.76	864,950	9.89	22.76	—	—
22.84	25.07	103,400	9.84	23.11	—	—

Restricted Stock and Restricted Stock Units — The Company may grant Restricted Stock (“RS”) and Restricted Stock Units (“RSUs”) to eligible employees, including its executives, and non-employee directors. Each RS and RSU represents a right to receive one share of the Company’s common stock upon the completion of a specific period of continued service or achievement of a certain milestone. RS and RSU awards granted are generally valued at the market price of the Company’s common stock on the date of grant. The Company recognizes noncash compensation expense for the fair values of these RS and RSUs on a straight-line basis over the requisite service period of these awards. The following table summarizes the Company’s RSU award activity during the six months ended June 30, 2015:

		Weighted
	Number of	Average
	RSUs	Grant Price
Outstanding at December 31, 2014	20,502	$19.47
Granted	49,776	16.07
Released	(26,480)	18.72
Outstanding at June 30, 2015	43,798	$16.06
Expected to vest	43,798	$16.06

The following table summarizes the aggregate stock-based compensation recorded in the Consolidated Statements of Comprehensive Loss related to stock options and RSUs during the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions)		(in millions)

Research and development expenses	$1.0	$1.4	$2.3	$2.3
General and administrative expenses	2.5	1.6	5.7	3.0

Total	$3.5	$3.0	$8.0	$5.3

8.                                      Income Taxes

The benefit for income taxes was $0 and $4.4 million for the six months ended June 30, 2015 and 2014, respectively.  The benefit for income taxes recorded for the six months ended June 30, 2014 solely reflects the reversal of a valuation allowance previously recorded against the Company’s New Jersey State net operating losses (“NOL”) that resulted from the Company’s sale of a portion of its New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $4.4 million, net of commissions.  The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash.

The Company is subject to U.S. federal, state and foreign income taxes. The statute of limitations for tax audit is open for the federal tax returns for the years ended 2011 and later and is generally open for certain states for the years 2010 and later. The Company was informed in July 2015 that its U.S. federal tax return for the year ended December 31, 2013 has been selected for audit by the Internal Revenue Service. The Company has incurred net operating losses since inception, with the exception of 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. As of June 30, 2015 and December 31, 2014, the Company has recorded no reserves for unrecognized income tax benefits, nor has it recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.

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

9.                                      Commitments and Contingencies

Commitments

The Company has an operating lease for office and laboratory space located in Bridgewater, NJ, its corporate headquarters, that terminates in November 2019. Future minimum rental payments under this lease are $3.3 million. The Company also holds a lease that expires in October 2016 for office space in Richmond, VA, the Company’s former corporate headquarters. Future minimum rental payments under this lease total approximately $0.7 million. During 2011, the Company recorded a net present value charge of $1.2 million in general and administrative expenses associated with vacating the Richmond facility. The remaining accrual for this charge was $0.4 million as of June 30, 2015. In December 2014, the Company entered into an agreement to sublet this space for the remainder of the lease term.

Rent expense charged to operations was $0.2 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively.  Future minimum rental payments (net of sublease) required under the Company’s operating leases for the period from July 1, 2015 to December 31, 2015 and for each of the next five years are as follows (in thousands):

Year Ending December 31:

2015 (remaining)	$604
2016	1,144
2017	741
2018	762
2019	718
2020	—
$3,969

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

Forward-looking statements are based upon our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements.  Such factors include, among others, the factors discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (SEC) on February 27, 2015 and on our Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 7, 2015. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014.

OVERVIEW

Insmed is building a self-sustaining global biopharmaceutical company focused on the needs of patients with rare diseases. We are currently focused on the development and commercialization of ARIKAYCE, or liposomal amikacin for inhalation (LAI), for at least two identified orphan patient populations: (i) patients with nontuberculous mycobacteria (NTM) lung infections, a rare and often chronic infection that can lead to progressive inflammation and lung damage and (ii) cystic fibrosis (CF) patients with Pseudomonas aeruginosa (Pseudomonas) lung infections. Our earlier stage pipeline includes INS1009, a prodrug formulation of treprostinil that we are developing for the treatment of pulmonary arterial hypertension (PAH), a chronic, life-threatening disorder characterized by abnormally high blood pressure in the arteries between the heart and lungs.

We are conducting a global phase 3 clinical study of ARIKAYCE (the 212 or CONVERT study) in NTM lung disease. In the EU, we have filed our Marketing Authorization Application (MAA) with European Medicines Agency (EMA) seeking approval of ARIKAYCE for the treatment of patients with NTM lung infections, as well as CF patients with Pseudomonas lung infections. To complement our internal research, we will evaluate in-licensing and acquisition opportunities for a broad range of rare diseases.

The following table summarizes the current status of ARIKAYCE and INS1009 development:

Product Candidate/Target
Indications	Status	Next Expected Milestones
ARIKAYCE for patients with nontuberculous mycobacteria (NTM) lung infections

•                  We commenced the CONVERT study which is designed to confirm the positive culture conversion results seen in our phase 2 clinical trial. This phase 3 study is investigating ARIKAYCE in adult non-CF patients with NTM lung infections caused by Mycobacterium avium complex (MAC) that are refractory to treatment.

•                  We expect to complete enrollment in the CONVERT study in approximately twelve months from the initiation of the trial.

•                  We have received the EMA’s 120-day questions and anticipate responding before the end of 2015.

•                  If approved, we expect ARIKAYCE would be the first approved inhaled antibiotic treatment in the U.S., Europe and Canada for NTM lung infections.

•                  We are developing plans to commercialize ARIKAYCE, if approved, in certain countries in Europe and in the U.S., and eventually Canada, Japan and certain other countries.

•                  We filed a MAA with the EMA, which was validated in February 2015. The EMA’s review is ongoing.

•                  We reported top-line clinical results from our phase 2 clinical trial in which ARIKAYCE did not meet the pre specified level for statistical significance with respect to the primary endpoint, but demonstrated clearance of the infecting mycobacterial organism in the sputum with regard to the secondary endpoint of culture conversion.

• Granted Breakthrough Therapy designation by the FDA.
• Granted Orphan Drug designation by the FDA and qualified for Orphan Drug designation by the EMA.
• Granted Qualified Infectious Disease Product (QIDP) designation, which includes Priority Review, by the FDA.
• Granted Fast Track designation by the FDA which permits a rolling submission of an NDA.

ARIKAYCE for CF patients with Pseudomonas aeruginosa lung infections	• We filed a MAA with the EMA, which was validated in February 2015. The EMA’s review is ongoing.	• We have received the EMA’s 120-day questions and anticipate responding before the end of 2015.
	• We reported top line clinical results from our phase 3 clinical trial conducted in Europe and Canada, in which once daily ARIKAYCE	• We received a request from the EMA to provide additional information on the difference between ARIKAYCE and the TOBI Podhaler. We plan to respond achieved its primary endpoint of non-inferiority when compared to twice-daily tobramycin inhaled solution.

•                  We are concluding a two year, open label safety study in patients who completed the phase 3 clinical trial.

•                  We reported top line results from the patients who completed the first year of the two year open label extension study.

•                  Granted orphan drug designation by the FDA and qualified for Orphan Drug designation by the EMA.

before the end of 2015.

•                  We expect to announce final results from the two year open label extension study in the second half of 2015.

•                  We are developing plans to commercialize ARIKAYCE, if approved, in certain countries in Europe and eventually Canada, where we expect it would be the only once a day treatment for CF patients with Pseudomonas lung infections.

•                  We plan to initiate new studies in pediatric patients, however we currently do not plan to initiate any further studies in adult CF patients with Pseudomonas lung infections.

INS1009 (nebulized treprostinil prodrug) for pulmonary arterial hypertension (PAH)

•                  We completed a pre-IND meeting with the FDA for INS1009, and we have clarified that, subject to review of the pre-clinical data in the IND submission, we could be eligible for a 505(b)(2) approval pathway.

• We expect to file an IND in the fourth quarter of 2015. • We expect to commence a phase 1 trial in the fourth quarter of 2015.

Product Pipeline

ARIKAYCE

Our lead product candidate, ARIKAYCE™ (or LAI) is a novel, once-daily formulation of amikacin that is in late-stage clinical development for at least two identified orphan patient populations: (i) patients with NTM lung infections, a rare and often chronic infection that can lead to progressive inflammation and lung damage and (ii) CF patients with Pseudomonas aeruginosa lung infections. Amikacin has established efficacy as an antibiotic but its use is limited by intravenous delivery and severe systemic toxicities, namely nephrotoxicity and ototoxicity. Our advanced pulmonary liposome technology uses charge-neutral liposomes to deliver amikacin directly to the lung where it is taken up by the lung macrophages where the NTM infection resides. This prolongs the release of amikacin in the lungs while minimizing systemic exposure thereby offering the potential for decreased systemic toxicities. ARIKAYCE is administered once-daily using an optimized, investigational eFlow® Nebulizer System manufactured by PARI Pharma GmbH, a novel, highly efficient and portable aerosol delivery system.

The CONVERT study

ARIKAYCE is currently being evaluated in a phase 3 randomized, open-label, global clinical study designed to confirm the positive culture conversion results seen in our phase 2 clinical trial. This phase 3 study, which is known as the CONVERT (or INS-212) study, is enrolling non-CF patients 18 years and older with MAC NTM lung infections who are refractory to a stable multi-drug regimen for at least six months with treatment either ongoing or completed within 12 months of screening.  This subgroup of patients responded particularly well to treatment with ARIKAYCE in our completed phase 2 study. We believe this clinical trial will confirm the culture conversions seen in the phase 2 study and provide the basis for submitting a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA).  After a screening period of up to 10 weeks, eligible subjects will be randomized 2:1 to once-daily ARIKAYCE plus a multi-drug regimen or a multi-drug regimen alone.  The primary efficacy endpoint is the proportion of patients who achieve culture conversion at month 6 (3 consecutive negative sputum cultures collected monthly) in the ARIKAYCE plus multi-drug regimen arm compared to the arm in which patients receive a multi-drug regimen alone.  Key secondary and exploratory endpoints include the change from baseline in the six-minute walk test; comprehensive pharmacokinetic sampling conducted in lieu of a separate local pharmacokinetic (PK) study in Japanese patients; and off-treatment assessments to evaluate durability of effect.

At month 8, after all sputum culture results are known up to and including month 6, patients will be assessed as converters or non-converters.  All non-converters in the study will be eligible to enter a separate open-label study known as the INS-312 study. All converters will continue on their randomized treatment regimen for 12 months beginning from the first negative culture that defined culture conversion.  All converters will return for off-treatment follow-up visits. A 12 months off-treatment study visit will be the last study visit for the CONVERT study.

The protocol for the CONVERT study incorporates feedback from the FDA, the EMA via its scientific advice working party process, as well as local health authorities, including Japan’s Pharmaceuticals and Medical Devices Agency, and was approved in the U.S. by a central Institutional Review Board (IRB). We initiated the global trial in early 2015 and expect to complete enrollment within one year. We anticipate having preliminary top-line month 6 clinical results from the CONVERT study approximately 9 months after the last patient is randomized. If the CONVERT study meets the primary endpoint of culture conversion at month 6, we believe we would be eligible to submit an NDA pursuant to 21 CFR 314 Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses), which permits FDA to approve a drug based on a “surrogate endpoint” provided the sponsor commits to study the drug further to verify and describe the drug’s clinical benefit. We believe that efficacy data from the CONVERT study after month 6 will suffice to meet this commitment. We expect to conduct CONVERT at over 100 sites in the United States, Europe, Australia, Asia and Canada.  The CONVERT study is designed to enroll enough subjects to ensure at least 261 patients are evaluable for the primary endpoint at month 6.

INS-112 study

Our phase 2 study, which is known as the INS-112 study, was a randomized, double-blind, placebo-controlled study that evaluated the efficacy and safety of ARIKAYCE in adults with NTM lung disease due to MAC or Mycobacterium abscessus (M abscessus) who were refractory to guideline-based therapy. The study included an 84-day double-blind phase in which patients were randomized 1:1 either to ARIKAYCE once-daily plus a multi-drug regimen or to placebo once-daily plus a multi-drug regimen. After completing the 84-day double-blind phase, patients had the option of continuing in an 84-day open-label phase during which all patients received ARIKAYCE plus a multi-drug regimen. The study also included 28-day and 12-month off-ARIKAYCE follow-up assessments to evaluate safety and durability of effect.

Eighty-nine (89) patients were randomized and dosed in the study. Of the 80 patients who completed the study, 78 patients elected to continue in the open-label phase and received ARIKAYCE plus a multi-drug regimen, resulting in the following two treatment groups:

•                  ARIKAYCE/ARIKAYCE + multi-drug regimen group: 33 patients who completed 84 days of ARIKAYCE plus a multi-drug regimen in the placebo-controlled phase and continued to receive ARIKAYCE plus multi-drug regimen in the open-label phase.

•                  Placebo/ARIKAYCE + multi-drug regimen group: 45 patients who completed 84 days of placebo plus a multi-drug regimen in the placebo-controlled phase and subsequently received ARIKAYCE plus a multi-drug regimen in the open-label phase.

Seventy-six (76) percent (59/78) of patients who elected to continue in the open-label phase of the study completed the open-label study.

The primary efficacy endpoint of the study was a semi-quantitative measurement of the change in mycobacterial density on a seven-point scale from baseline (day 1) to the end of the randomized portion of the trial (day 84). ARIKAYCE did not meet the pre-specified level for statistical significance although there was a positive trend (p=0.148) in favor of ARIKAYCE. The p-value for the key secondary endpoint of culture conversion to negative at Day 84 was 0.01, in favor of ARIKAYCE.

After establishing the primary endpoint for the phase 3 CONVERT study, we explored the microbiologic outcomes from the 112 study using the more stringent definition of culture conversion, which is defined as at least three consecutive monthly sputum samples. This definition of culture conversion is commonly used in clinical practice. The preliminary results of these analyses are summarized below:

•                  20 patients who received ARIKAYCE in the 112 study achieved culture conversion status during the 168-day treatment phase of the study.

•                  Three additional patients achieved culture conversion by the 28-day off-ARIKAYCE follow-up assessment.

•                  Currently available one-year off-ARIKAYCE follow-up data for the 23 patients who achieved culture conversion are summarized as follows:

•                  Twelve of 23 (52%) patients remained culture negative;

•                  Two of 23 (9%) patients were broth positive with no growth on solid culture media, which may represent contamination (false positive) or a new infection rather than a relapse of the original infecting strain; and

•                  Nine of 23 (39%) patients were lost to follow-up and/or data were unavailable.

Eligibility for the 112 study required patients to have been on the American Thoracic Society/Infectious Disease Society of America (ATS/IDSA) guideline therapy for at least six months prior to screening and to have had persistently positive mycobacterial cultures.

During the double-blind phase, the majority of the patients in both treatment groups experienced at least one treatment-emergent adverse event (TEAE). All of the most common TEAEs, except diarrhea, occurred more frequently in the ARIKAYCE group than in the placebo group.  Renal TEAEs were reported infrequently. Audiovestibular TEAEs were reported in similar proportions of patients in the two treatment groups in the double-blind phase and were reported infrequently in the open-label phase.  TEAEs considered related by the investigator were reported more frequently in the ARIKAYCE group than in the placebo group in the double-blind phase (ARIKAYCE: 72.7%, placebo: 37.8%). However, in the open-label phase, the overall incidence of treatment-related adverse events was lower in the ARIKAYCE group than in the placebo group (ARIKAYCE: 48.6%, placebo: 60.5%).

One patient died during the double-blind phase of pneumonia and acute respiratory distress syndrome and one patient died during the open-label phase of multi-organ failure, intestinal ischemia, and urosepsis. None of the events in either patient were considered to be related to the study drug by the investigator. In the double-blind phase, serious adverse events were reported for a greater proportion of patients in the ARIKAYCE group than in the placebo group (18.2% versus 8.9%, respectively). In the double-blind phase, a greater proportion of patients in the ARIKAYCE treatment group than in the placebo group reported adverse events leading to study drug discontinuation (ARIKAYCE: 18.2%; placebo: 0%). The most commonly reported TEAEs leading to study drug discontinuation in the ARIKAYCE group were infective exacerbation of bronchiectasis (6.8%) and dyspnea (4.5%). The incidence of adverse events leading to discontinuation did not increase in the ARIKAYCE group with longer exposure to the study drug in the open-label phase compared with the double-blind phase (17.1% and 18.2%, respectively). In the open-label phase, 27.9% of patients in the placebo group reported adverse events leading to study drug discontinuation.

No clinically significant changes in laboratory values, vital signs, BMI, and pulmonary function tests were observed over the course of the study. The results discussed above are preliminary findings based on currently available data.

MAA for NTM and CF in the EU

In the fourth quarter of 2014, we filed a MAA with the EMA seeking approval of ARIKAYCE for the treatment of NTM lung infections and for the treatment of Pseudomonas lung infections in CF patients. The EMA’s review of the MAA is ongoing. We are currently preparing our responses to the 120-day questions and we anticipate responding before the end of 2015. In connection with its review of our MAA, the EMA has asked us to provide additional information on the difference between ARIKAYCE and the TOBI Podhaler ® (tobramycin inhalation powder) with respect to the cystic fibrosis indication. In connection with our response, we may determine the best strategic course of action is to focus our MAA on the NTM indication and postpone pursuit of the cystic fibrosis indication. This may allow us to maintain our timeline for potential approval of ARIKAYCE in Europe for the NTM indication in 2016.

We previously reported top line clinical results from a phase 3 clinical trial conducted in Europe and Canada, in which once-daily ARIKAYCE achieved its primary endpoint of non-inferiority when compared to twice-daily tobramycin inhaled solution in CF patients with Pseudomonas lung infections.  Patients who completed this phase 3 study had the option of enrolling in a two-year, open-label safety study, which recently concluded.  We are currently compiling and analyzing the results and expect to submit these data for presentation at a future medical meeting.

NTM Market Opportunity

NTM is a rare and serious disorder associated with increased morbidity and mortality. There is an increasing rate of lung disease caused by NTM and this is an emerging public health concern worldwide.  MAC is the most common organism associated with NTM lung disease.  Patients with NTM lung disease may experience a multitude of symptoms such as fever, weight loss, cough, lack of appetite, night sweats, blood in the sputum, and lethargy. Patients with NTM lung disease frequently require lengthy hospital stays to manage their condition. There are no approved drugs in the U.S. or EU for the treatment of NTM lung disease. Current guideline-based approaches involve multi-drug regimens that may cause severe side effects and treatment can be as long as two years or more.

The prevalence of human disease attributable to NTM has increased over the past two decades. In 2012, in collaboration with the NIH, we funded a study performed by Clarity Pharma Research that showed there were an estimated 50,000 cases of pulmonary disease attributable to NTM in the U.S. in 2011 and that such cases were estimated to be growing at a rate of 10% per year. NTM is four to five times more prevalent than TB in the U.S. (Incidence of TB from Center for Disease Control and Prevention Morbidity and Mortality Weekly Report, March 2012). In a decade-long study, researchers found that the diagnosis of NTM in the U.S. is increasing at approximately 8% per year and that those NTM patients over the age of 65 are 40% more likely to die than those who do not have the disease (Adjemian et al, Prevalence of Pulmonary Nontuberculous Mycobacterial Disease among Medicare Beneficiaries, USA, 1997-2007, American Journal of Respiratory and Critical Care Medicine, April 2012).

In 2013, we engaged Clarity Pharma Research to perform a similar chart audit study of NTM in Europe and Japan. Based on results of this study, researchers estimated that there are approximately 20,000 cases of pulmonary disease attributable to NTM within the European nations of France, Germany, the United Kingdom, Italy and Spain combined and approximately 30,000 in the 28 countries comprising the EU. In addition, there are nearly 32,000 cases in Japan. Although population-based data on the epidemiology of NTM infections in Europe are limited, consistent with U.S. prevalence trends, recent published studies concur that prevalence in Europe is increasing and, according to a study published in the Japanese journal Kekkaku in 2011, Japan has one of the world’s highest NTM disease rates.

Although there are many species of NTM that have been reported to cause lung infections, ARIKAYCE has thus far been studied in two of the most common, MAC and M abscessus and the CONVERT study involves patients with MAC. MAC accounts for the vast majority of NTM lung infections with prevalence rates from 72% to more than 85% in the U.S. The reported prevalence rates for M abscessus range from 3% to 11% in the US. The diagnosed prevalence of NTM species causing lung infections varies geographically with MAC rates of 25% to 55% reported in Europe. MAC is also the most common NTM pathogen in Japan.

We are studying the economic and societal implications of NTM lung infections. We recently conducted a burden of illness study in the United States with a major medical benefits provider. This study has confirmed that NTM lung infections are costly to treat and manage. Active treatment of patients with NTM lung infection does result in significant medical expense savings as opposed to patients that are not treated. We plan to repeat this type of research globally in support of our overall disease awareness and education efforts. Our market research indicates that there are approximately 100,000 patients in the U.S., EU, and Japan who have a confirmed diagnosis of NTM lung disease, of which an estimated 30 percent are refractory to current treatments.

The U.S. FDA has designated ARIKAYCE as an orphan drug, a breakthrough therapy, and a qualified infectious disease product (QIDP) for NTM lung disease. Orphan designation features seven years of post-approval market exclusivity and QIDP features five years of post-approval exclusivity.  In addition, an NDA for a QIDP designated product receives priority review designation by FDA. A priority review designation means FDA’s goal is to take action on the NDA within six months of accepting the application compared to 10 months under a standard review.

CF Market Opportunity

CF is an inherited chronic disease that is often diagnosed before the age of two. CF occurs primarily in individuals of central and western European origin. CF affects roughly 70,000 children and adults worldwide, including 28,000 children and adults in the U.S. (CF Foundation Patient Registry, 2013) and 35,000 patients in Europe (Hoiby, BMC Medicine, 2011, 9:32). There is no cure for CF.

Despite extensive treatment with multiple antibiotics, improved nutrition, and other treatments, life expectancy of a CF patient is only 41 years. The median predicted survival age is the age to which half of the current CF Registry population would be expected to survive, given their ages in 2013 and assuming that mortality rates do not change. Median predicted survival age is calculated using a method called life table analysis (CF Foundation Patient Registry, 2013).

CF therapy significantly impacts patients’ quality of life. Patients generally receive extensive antibiotic treatments, which can be delivered via the oral, intravenous, and inhaled routes. Some CF patients spend up to three hours per day taking medications and other treatments, including inhaled antibiotics, and often face the burden of taking in excess of 20 pills per day. All currently approved inhalations treatments for Pseudomonas lung infections are administered two to three times daily in alternating periods of 28 days on treatment and 28 days off treatment. If approved for CF patients with Pseudomonas lung infections, we expect ARIKAYCE would be the first inhaled antibiotic to be approved for once-daily administration in this indication.

INS1009

INS1009 is an investigational sustained-release nebulized treprostinil prodrug that has the potential to address certain of the current limitations of existing inhaled prostanoid therapies in PAH. We believe that INS1009 may prolong duration of effect and may provide greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day. Reducing dose frequency therefore has the potential to ease patient burden and to positively impact compliance. Additionally, we believe that INS1009 over time may reduce side effects, including elevated heart rate, low blood pressure, and severity and/or frequency of cough, associated with high initial drug levels and local upper airway exposure when using current inhaled prostanoid therapies.

In late 2014, we had a pre-investigational new drug (pre-IND) meeting with the FDA for INS1009 and clarified that, subject to final review of the preclinical data, INS1009 could be eligible for an approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FDCA) (“505(b)(2) approval”). Like a traditional NDA that is submitted under Section 505(b)(1) of the FDCA, a 505(b)(2) NDA must include full safety and effectiveness reports, but unlike a traditional NDA the applicant may rely at least in part on studies not conducted by or for the applicant. The ability to rely on existing data to support safety and/or effectiveness can reduce the time and cost associated with traditional NDAs. We are conducting preclinical work and expect to submit an investigational new drug (IND) application and commence a phase 1 trial in the fourth quarter of 2015.

Market Opportunity

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

•                  Several drugs have been approved specifically for the treatment of PAH. These drugs address three target pathophysiologic pathways: the endothelin pathway; the nitric oxide pathway; and the prostacyclin pathway. They may be used alone or in combination.

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

Our Strategy

Our strategy is to focus on the needs of patients with rare diseases. We are currently focused on the development and commercialization of ARIKAYCE, or liposomal amikacin for inhalation (LAI). There are currently no approved treatments for NTM in the U.S., EU or Canada. While we believe that ARIKAYCE has the potential to treat many different diseases, our attention is focused on regulatory approval and commercialization preparation for ARIKAYCE for our two initial indications: (1) NTM lung disease in the U.S., EU, Canada, Japan, and certain other countries and (2) CF patients with Pseudomonas lung disease in the EU and Canada. Our earlier stage pipeline includes INS1009, a prodrug formulation of treprostinil that we are developing for the treatment of pulmonary arterial hypertension (PAH), a chronic, life-threatening disorder characterized by abnormally high blood pressure in the arteries between the heart and lungs.

Our current priorities are as follows:

•                  Continue conducting clinical trials to generate additional data supporting the safety and effectiveness of ARIKAYCE for the treatment of patients with NTM lung infections and CF patients with Pseudomonas lung infections.

•                  Actively pursue approvals of ARIKAYCE to treat NTM lung disease through the submission of country-specific marketing authorizations to applicable regulatory bodies in the U.S., Europe, Canada, Japan and certain other countries;

•                  Actively pursue approval of ARIKAYCE to treat CF patients Pseudomonas lung infections through the submission of marketing authorizations to applicable regulatory bodies in Europe and Canada;

•                  Expand our product supply chain in support of clinical development and if approved, commercialization;

•                  Prepare for commercial launch in the NTM indication in Europe and the U.S., and eventually Canada, Japan and certain other countries;

•                  Prepare for commercial launch in Pseudomonas lung infections in CF patients indication in Europe and Canada;

•                  Advance INS1009, our nebulized treprostinil prodrug for PAH, into clinical development;

•                  Attempt to develop, acquire, in-license or co-promote promising late stage or commercial products that we believe are complementary to ARIKAYCE and our core competencies; and

•                  Continue to develop novel formulations of existing therapies, where such reformulation could materially improve the treatment paradigm for the underlying disease or enable pursuit of new indications.

Corporate Development

We also plan to develop, acquire, in-license or co-promote other products that address orphan or rare diseases possibly in the fields of pulmonology and infectious disease. Our current primary development focus is to obtain regulatory approval for ARIKAYCE in the U.S. for the NTM indication and in Europe for the NTM and CF indications, enroll and complete our global phase 3 CONVERT study, and prepare for commercialization, assuming regulatory approval in Europe, the U.S., Canada, Japan and certain other countries. We intend to file a New Drug Submission (NDS) application with Health Canada after we have approval for ARIKAYCE in the U.S. We anticipate that, if approved, ARIKAYCE would be the first once-a-day inhaled antibiotic treatment option available for the NTM indication in the U.S., Europe or Canada.

Manufacturing

We currently manufacture ARIKAYCE using a third party in the U.S. and recently increased the scale of manufacturing at this location. In February 2014, we entered into a contract manufacturing agreement with Therapure Biopharma Inc. (Therapure) for the manufacture of ARIKAYCE at the larger scales necessary to support commercialization. We expect this location to be fully operational by the end of 2015.  We have also identified certain second source suppliers for our supply chain, and plan to implement supply and quality agreements in preparation for commercialization of ARIKAYCE. In July 2014, we entered into a commercialization agreement with PARI Pharma GmbH (PARI), the manufacturer of our drug delivery nebulizer, to address our commercial supply needs. We expect to file an IND with the FDA for INS1009, our investigational nebulized treprostinil prodrug for use in the treatment of PAH, and plan to manufacture INS1009 at third party locations in the U.S.

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

Since 2011, we have focused our development activities principally on our proprietary, advanced liposomal technology designed specifically for inhalation lung delivery. In 2013, we completed a phase 3 trial in Europe and Canada in which we evaluated ARIKAYCE in CF patients with Pseudomonas lung infections. In 2014, we completed a phase 2 clinical trial in the U.S. and Canada of ARIKAYCE in patients with NTM lung infections. In 2015, we commenced a global phase 3 trial for ARIKAYCE for patients with NTM lung infections. We are also conducting an open label extension study in which CF patients that completed our phase 3 trial receive ARIKAYCE for a period of two years. The majority of our research and development expenses have been for our ARIKAYCE program. Our development efforts in 2015 principally relate to the development of ARIKAYCE in the NTM indication and, to a lesser extent, for INS1009 for PAH.

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

Investment Income and Interest Expense

Investment income consists of interest and dividend income earned on our cash and cash equivalents. Interest expense consists primarily of interest costs related to our debt and capital lease obligations.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2015 and 2014

Net Loss

Net loss for the quarter ended June 30, 2015 was $28.6 million, or ($0.47) per common share—basic and diluted, compared with a net loss of $23.2 million, or ($0.59) per common share—basic and diluted, for the quarter ended June 30, 2014. The $5.4 million increase in our net loss in the quarter ended June 30, 2015 as compared to the same period in 2014 was primarily due an increase in 2015 expenses including a:

•                  $3.3 million increase in our research and development expenses that primarily resulted from an increase in clinical trial expenses related to the ARIKAYCE phase 3 CONVERT study in 2015 and expenses related to research activities for INS1009, our treprostinil prodrug candidate for PAH; and

•                  $1.8 million increase in our general and administrative expenses which resulted from an increase in certain administrative expenses, primarily pre-commercial expenses in Europe, the build-out of our European footprint and tax structure, and an increase in noncash stock-based compensation as compared to the prior year period.

Research and Development Expenses

Research and development expenses for the quarters ended June 30, 2015 and 2014 were comprised of the following:

	Quarters Ended June 30,		Increase
	2015	2014	$	%
External Expenses
Clinical development & research	$5,996	$2,395	$3,601	150.4%
Manufacturing	6,076	4,687	1,389	29.6%
Regulatory and quality assurance	314	2,025	(1,711)	-84.5%
Subtotal—external expenses	$12,386	$9,107	$3,279	36.0%
Internal Expenses
Compensation and related expenses	$4,560	$4,433	$127	2.9%
Other internal operating expenses	1,300	1,402	(102)	-7.3%
Subtotal—internal expenses	$5,860	$5,835	$25	0.4%
Total	$18,246	$14,942	$3,304	22.1%

Research and development expenses increased to $18.2 million during the quarter ended June 30, 2015 from $14.9 million in the same period in 2014. The $3.3 million increase was primarily due to a $3.6 million increase in external clinical development and research expenses, primarily clinical trial expenses related to the ARIKAYCE phase 3 CONVERT study and expenses pertaining to research activities for INS1009, our treprostinil prodrug candidate for PAH. Total compensation and related expenses increased to $4.6 million in the quarter ended June 30, 2015 and these higher expenses were due to an increase in headcount which were offset by $1.6 million of expenses recorded in the quarter ended June 30, 2014 related to the transition and consulting agreement with our former chief medical officer. We expect research and development expenses to increase in 2015 as compared to 2014 due primarily to the clinical trial activity related to the ARIKAYCE phase 3 CONVERT study and also for research expenses related to our INS1009 program.

General and Administrative Expenses

General and administrative expenses for the quarters ended June 30, 2015 and 2014 comprised the following:

	Quarters Ended June 30,		Increase
	2015	2014	$	%
General & administrative	$7,566	$5,322	$2,244	42.2%
Pre-commercial expenses	2,140	2,552	(412)	-16.1%
Total general & administrative expenses	$9,706	$7,874	$1,832	23.3%

General and administrative expenses increased to $9.7 million during the quarter ended June 30, 2015 from $7.9 million in the same period in 2014. The $1.8 million increase was primarily due to a $0.9 million increase in noncash stock-based compensation expense, an increase in professional and legal fees resulting from our global tax infrastructure and pre-commercial expenses related to the European operations. These increases were partially offset by a decrease in pre-commercial spend in the U.S. We expect general and administrative expenses to increase in 2015 as compared to 2014 due, in part, to an increase in expenditures related to pre-commercial activities in certain European markets.

Interest Expense

Interest expense was $0.7 million during the quarter ended June 30, 2015 as compared to $0.6 million in the same period in 2014.  The $0.1 million increase in interest expense in 2015 relates to an increase in our borrowings from Hercules.  In December 2014, we entered into a third amendment to the Loan and Security Agreement with Hercules which increased our borrowings $5.0 million to a total of $25.0 million.

Comparison of the Six Months Ended June 30, 2015 and 2014

Net Loss

Net loss for the six months ended June 30, 2015 was $56.0 million, or ($1.01) per common share—basic and diluted, compared with a net loss of $37.5 million, or ($0.96) per common share—basic and diluted, for the six months ended June 30, 2014. The $18.5 million increase in our net loss in the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due an increase in 2015 expenses including a:

•                  $9.1 million increase in our research and development expenses that primarily resulted from an increase in clinical trial expenses related to the ARIKAYCE phase 3 CONVERT study, an increase in manufacturing expenses as a result of the build-out of a production area at Therapure’s facility, and an increase in internal expenses, specifically compensation and related expenses due to greater headcount; and

•                  $4.6 million increase in our general and administrative expenses which resulted from an increase in certain administrative expenses, primarily an increase in noncash stock-based compensation related to the vesting of certain performance-based stock options, an increase in pre-commercial expenses in Europe and fees and expenses related to the build-out of our European footprint and global tax structure.

In addition, the six months ended June 30, 2014 included a $4.4 million benefit from income taxes resulting from the sale of a portion of our New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program for cash, net of commissions. The reason for the decrease in tax benefit in 2015 was due to timing, as we recognized the full tax benefits of the 2014 sales of NOLs in calendar year 2014, while the 2013 sales of NOLs were recognized in the first quarter of 2014.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2015 and 2014 were comprised of the following:

	Six Months Ended June 30,		Increase
	2015	2014	$	%
External Expenses
Clinical development & research	$11,878	$5,479	$6,399	116.8%
Manufacturing	10,428	7,549	2,879	38.1%
Regulatory and quality assurance	941	2,517	(1,576)	-62.6%
Subtotal—external expenses	$23,247	$15,545	$7,702	49.5%
Internal Expenses
Compensation and related expenses	$9,331	$8,444	$887	10.5%
Other internal operating expenses	2,832	2,304	528	22.9%
Subtotal—internal expenses	$12,163	$10,748	$1,415	13.2%
Total	$35,410	$26,293	$9,117	34.7%

Research and development expenses increased to $35.4 million during the six months ended June 30, 2015 from $26.3 million in the same period in 2014. The $9.1 million increase was primarily due to a $6.4 million increase in external clinical development and research expenses, primarily related to clinical trial expenses related to the ARIKAYCE phase 3 CONVERT study, a $2.9 million increase in manufacturing expenses as a result of the increased production at our third-party contract manufacturer, and a $1.4 million increase in internal expenses, specifically a $0.9 million increase in compensation and related expenses due to greater headcount. We expect research and development expenses to increase in 2015 as compared to 2014 due primarily to the clinical trial activity related to the ARIKAYCE phase 3 CONVERT study and also for research expenses related to our INS1009 program.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015 and 2014 comprised the following:

	Six Months Ended June 30,		Increase
	2015	2014	$	%
General & administrative	$15,332	$10,607	$4,725	44.5%
Pre-commercial expenses	3,916	3,995	(79)	-2.0%
Total general & administrative expenses	$19,248	$14,602	$4,646	31.8%

General and administrative expenses increased to $19.2 million during the six months ended June 30, 2015 from $14.6 million in the same period in 2014. The $4.6 million increase was primarily due to higher compensation related expenses due to an increase in headcount, a $1.5 million increase in noncash stock-based compensation expense related to certain performance based stock options as the recognition criteria was met upon the MAA for ARIKAYCE being accepted for filing by the EMA in February 2015, and an increase in pre-commercial expenses related to the build-out of our European operations and global tax infrastructure. These increases were partially offset by a decrease in pre-commercial spend in the U.S. We expect general and administrative expenses to increase in 2015 as compared to 2014 due, in part, to an increase in expenditures related to pre-commercial activities in certain European markets.

Interest Expense

Interest expense was $1.4 million during the six months ended June 30, 2015 as compared to $1.2 million in the same period in 2014.  The $0.2 million increase in interest expense in 2015 relates to an increase in our borrowings from Hercules.  In December 2014, we entered into a third amendment to the Loan and Security Agreement with Hercules which increased our borrowings $5.0 million to a total of $25.0 million.

Benefit from Income Taxes

The benefit for income taxes was $0 and $4.4 million for the six months ended June 30, 2015 and 2014, respectively. The benefit for income taxes recorded for the six months ended June 30, 2014 solely reflects the reversal of a valuation allowance previously recorded against our New Jersey State net operating losses (NOLs) that resulted from the sale of a portion of our New Jersey State NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $4.4 million, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash. The reason for the decrease in tax benefit in 2015 was due to timing, as we recognized the full tax benefits of the 2014 sales of NOLs in calendar year 2014, while the 2013 sales of NOLs were recognized in the first quarter of 2014.

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

We believe we currently have sufficient funds to meet our financial needs for at least the next twelve months. We may opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products. We cannot assure you that adequate capital will be available on favorable terms, or at all, when needed. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations. During 2015 we plan to continue to fund further clinical development of ARIKAYCE and INS1009, invest in third-party manufacturing capacity, support efforts to obtain regulatory approvals and prepare for commercialization in certain European countries. Our cash requirements in 2015 will be impacted by a number of factors, the most significant of which, being the enrollment rates and other expenses related to the CONVERT study.

On April 6, 2015, we completed an underwritten public offering of 11.5 million shares of our common stock, which included the underwriter’s exercise in full of its over-allotment option of 1.5 million shares, at a price to the public of $20.65 per share. Our net proceeds from the sale of the shares, after deducting the underwriter’s discount and offering expenses of $14.5 million, were $222.9 million.

Cash Flows

As of June 30, 2015, we had total cash and cash equivalents of $335.0 million, as compared with $159.2 million as of December 31, 2014. The $175.8 million increase was due primarily to net proceeds received from the issuance of 11.5 million shares of our common stock in April 2015 offset by the use of cash in operating activities. Our working capital was $299.0 million as of June 30, 2015.

Net cash used in operating activities was $49.1 million and $30.6 million for the six months ended June 30, 2015 and 2014, respectively. The net cash used in operating activities during 2015 and 2014 was primarily for the clinical, regulatory and pre-commercial activities related to ARIKAYCE.

Net cash used in investing activities was $2.2 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively. The net cash used in investing activities in 2015 primarily related to payments for the build out of our headquarters and lab facility in Bridgewater, New Jersey, as well as information technology investments in an enterprise resource planning system.

Net cash provided by financing activities was $227.1 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. Net cash provided by financing activities in 2015 included net proceeds of $222.9 million received from the issuance of 11.5 million common shares in April 2015 and proceeds of $4.2 million received from stock option exercises.

Contractual Obligations

On June 29, 2012, we and our domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement with Hercules that allowed us to borrow up $20.0 million (“Loan Agreement”) at an interest rate of 9.25%.  On December 15, 2014, we entered into a third amendment (the “Third Amendment”) to the Loan Agreement with Hercules. In connection with the Third Amendment, we paid a commitment fee of $25,000, and at the closing, paid a facility fee of $125,000. Under the Third Amendment, the amount of borrowings was increased by $5.0 million to a total of $25.0 million and the interest-only period was extended through December 31, 2015. In addition, in the event we receive at least $90.0 million in cash proceeds from the completion of certain types of equity financings, subordinated debt financings, and/or up-front cash payments from corporate transactions prior to December 31, 2015, we have the option to extend the maturity date of the loan to January 1, 2018. If we elect to exercise the option, we are required to pay Hercules a $250,000 fee. We completed an equity financing in April 2015 of $222.9 million which qualifies as a financing event under the Loan Agreement.

We have an operating lease for office and laboratory space located in Bridgewater, NJ, our corporate headquarters, that expires in November 2019. Future minimum rental payments under this lease total approximately $3.3 million. We hold a lease that expires in October 2016 for office space in Richmond, VA, the site of our former corporate headquarters. Future minimum rental payments under this lease total approximately $0.7 million. During 2011, we recorded a net present value charge of $1.2 million in general and administrative expenses associated with vacating the Richmond facility. In December 2014, we entered into an agreement to sublet this space for the remainder of the lease term. We expect to collect proceeds from the sublease in the amount of $0.4 million over the remaining term of the lease.

As of June 30, 2015, future payments under our long-term debt agreements, the capital leases and minimum future payments under non-cancellable operating leases (net of sublease) are as follows:

		As of June 30, 2015 Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Debt obligations
Debt maturities	$25,000	$25,000	$—	$—	$—
Contractual interest	1,765	1,765	—	—	—
Capital lease obligations
Debt maturities	—	—	—	—	—
Contractual interest	—	—	—	—	—
Operating leases	3,969	1,214	1,652	1,103	—
Purchase obligations	—	—	—	—	—
Total contractual obligations	$30,734	$27,979	$1,652	$1,103	$—

This table does not include: (a) any milestone payments which may become payable to third parties under our license and collaboration agreements as the timing and likelihood of such payments are not known; (b) any royalty payments to third parties as the amounts of such payments, timing and/or the likelihood of such payments are not known; (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above; or (d) any payments related to the agreements mentioned below.

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

In February 2014, we entered into a contract manufacturing agreement with Therapure for the manufacture of ARIKAYCE at the larger scales necessary to support commercialization. Pursuant to the agreement, we are collaborating with Therapure to construct a production area for the manufacture of ARIKAYCE in Therapure’s existing manufacturing facility in Mississauga, Ontario, Canada. We expect to pay Therapure approximately $12 million for the build out of the construction area and related manufacturing costs, of which approximately $10 million has been paid as of June 30, 2015. Therapure will manufacture ARIKAYCE for us on a non-exclusive basis. The agreement has an initial term of five years from the first date on which Therapure delivers ARIKAYCE to us after we obtain permits related to the manufacture of ARIKAYCE.

In December 2014, we entered into Work Order 1 (the “Work Order”), pursuant to a Master Agreement for Services with SynteractHCR, Inc. (“Synteract”), dated as of August 27, 2014, as amended on December 23, 2014, pursuant to which we retained Synteract to perform implementation and management services in connection with certain clinical trials pursuant to a specific protocol of pharmaceutical products under development by us or under our control. Synteract is providing comprehensive services for protocol

INS-212, a randomized, open-label, multicenter study of liposomal amikacin for inhalation in adult patients with NTM lung infections caused by MAC complex that are refractory to treatment. Prior to the execution of the Work Order, Synteract was providing such services pursuant to a Letter of Intent, dated August 25, 2014. The Work Order covers services related to INS-212 only and any additional study or services will be subject to the negotiation and execution of an additional work order. It is anticipated that aggregate costs to us relating to this Work Order will be approximately $33 million over the period of the study. In April 2015, we entered into a work order with Synteract to perform implementation and management services for protocol INS-312, a study in which all non-converters from the INS-212 study will be eligible to enter a separate open-label study.

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

•                  the decisions of the FDA and EMA with respect to our applications for marketing approval of ARIKAYCE in the U.S. and Europe; the costs of activities related to the regulatory approval process; and the timing of approvals, if received;

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

In April 2015, we generated net proceeds of $222.9 million from the issuance of 11.5 million shares of common stock. We believe we currently have sufficient funds to meet our financial needs for the next twelve months. However, our business strategy may require us to, or we may otherwise determine to, raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise. Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of complementary technologies, to commercialize our product candidates or to purchase other products. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and commercialization or our plans to establish a sales and marketing force, any of which could harm our business, financial condition and results of operations. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, our continued progress in our regulatory, development and commercial activities. We cannot assure you that such capital funding will be available on favorable terms or at all. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2015, our cash and cash equivalents were in cash accounts or were invested in money market funds.  Such accounts or investments are not insured by the federal government.

As of June 30, 2015, we had $25.0 million of fixed rate borrowings that bear interest at 9.25% outstanding under a Loan and Security Agreement we entered into originally in June 2012.  A hypothetical 10% change in interest rates occurring on June 30, 2015 would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars.  However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen.  Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the three and six months ended June 30, 2015 and 2014, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the periodic reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 9 to the consolidated financial statements for the three months ended June 30, 2015 included in this Quarterly Report on Form 10-Q, and Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a description of our significant legal proceedings, which are incorporated by reference herein.

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

You should consider carefully the risk factors, together with all of the other information included in our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2015.  Each of these risk factors could adversely affect our business, results of operations and financial condition, as well as adversely affect the value of an investment in our common stock.  There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2015.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2015.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

On August 4, 2015, the Board of Directors amended and restated the bylaws of the Company, dated March 6, 2012 (as so amended and restated, the “Bylaws”).  The amendments generally update the Bylaws to reflect changes in law and practice, including the ability of Virginia corporations to set two record dates for meetings (for notice of the meeting and for the right to vote) and to hold stockholder meetings electronically, and the use of “householding” and electronic transmission for delivery of proxy materials, including the posting of proxy materials on an electronic network with separate notice of such posting.  Provisions consistent with Virginia law concerning the role of inspectors of election were also added.  Furthermore, the Bylaws expand the information required to be disclosed by any shareholder seeking to propose a director nominee or bring other business before a meeting of shareholders to include certain information concerning any person providing any financial assistance or other consideration with respect to the investment by the shareholder or the matter the shareholder’s notice relates to or otherwise having any agreement, arrangement or understanding with respect to the foregoing.

Finally, consistent with Virginia law, the Bylaws now provide that unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action brought on behalf of the Company, (ii) any action for breach of duty to the Company or the Company’s shareholders by any current or former officer or director of the Company, (iii) any action against the Company or any current or former director or officer of the Company arising pursuant to the Virginia Stock Corporation Act or the Company’s Articles of Incorporation or the Bylaws (in each case, as they may be amended from time to time) or (iv)  any action asserting a claim against the Company or any current or former director or officer of the Company governed by the internal affairs doctrine, shall be the Circuit Court of the County of Henrico in the Commonwealth of Virginia or the United States District Court for the Eastern District of Virginia, Richmond Division.

The foregoing description of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the text of the Bylaws, which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

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

INSMED INCORPORATED

Date: August 6, 2015	By	/s/ Andrew T. Drechsler
Andrew T. Drechsler
Chief Financial Officer

EXHIBIT INDEX

3.1                               Amended and Restated Bylaws of Insmed Incorporated (filed herewith).

10.1                        Insmed Incorporated 2015 Incentive Plan (incorporated by reference to Exhibit 99.1 to Insmed Incorporated’s registration statement on Form S-8, filed on May 28, 2015 (File number 333-204503)).

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