Form 10-Q
period 2016-06-30
INSMED Inc
filed 2016-08-04
CIK 1104506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, there were 61,877,905 shares of the registrant’s common stock, $0.01 par value, outstanding.

INSMED INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSMED INCORPORATED

Consolidated Balance Sheets

(in thousands, except par value and share data)

	As of	As of
	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$223,109	$282,876
Prepaid expenses and other current assets	6,201	5,242
Total current assets	229,310	288,118

In-process research and development	58,200	58,200
Fixed assets, net	9,793	8,092
Other assets	2,374	2,146
Total assets	$299,677	$356,556

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,402	$7,468
Accrued expenses	13,513	10,995
Other current liabilities	716	683
Current portion of long-term debt	8,689	3,113
Total current liabilities	32,320	22,259

Debt, long-term	16,136	22,027
Other long-term liabilities	660	572
Total liabilities	49,116	44,858

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 61,877,905 and 61,813,995 issued and outstanding shares at June 30, 2016 and December 31, 2015, respectively	619	618
Additional paid-in capital	909,004	900,043
Accumulated deficit	(659,074)	(588,963)
Accumulated other comprehensive income	12	—
Total shareholders’ equity	250,561	311,698
Total liabilities and shareholders’ equity	$299,677	$356,556

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	23,871	18,246	44,418	35,410
General and administrative	12,262	9,706	24,782	19,248
Total operating expenses	36,133	27,952	69,200	54,658

Operating loss	(36,133)	(27,952)	(69,200)	(54,658)

Investment income	164	68	334	91
Interest expense	(624)	(718)	(1,246)	(1,440)
Other income (expense), net	32	(5)	47	31
Loss before income taxes	(36,561)	(28,607)	(70,065)	(55,976)

Provision for income taxes	18	—	46	—

Net loss	$(36,579)	$(28,607)	$(70,111)	$(55,976)

Basic and diluted net loss per share	$(0.59)	$(0.47)	$(1.13)	$(1.01)

Weighted average basic and diluted common shares outstanding	61,878	60,833	61,868	55,425

Net loss	$(36,579)	$(28,607)	$(70,111)	$(55,976)
Other comprehensive income:
Foreign currency translation gain	15	—	12	—
Total comprehensive loss	$(36,564)	$(28,607)	$(70,099)	$(55,976)

See accompanying notes to consolidated financial statements

INSMED INCORPORATED

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30,
	2016	2015
Operating activities
Net loss	$(70,111)	$(55,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,082	879
Stock based compensation expense	8,834	7,961
Amortization of debt discount and debt issuance costs	75	229
Accrual of the end of term charge on the debt	—	38
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,176)	(1,389)
Accounts payable	1,222	(981)
Accrued expenses and other	2,309	116
Net cash used in operating activities	(57,765)	(49,123)

Investing activities
Purchase of fixed assets	(2,128)	(2,194)
Net cash used in investing activities	(2,128)	(2,194)

Financing activities
Proceeds from exercise of stock options	128	4,176
Proceeds from issuance of common stock, net	—	222,942
Net cash provided by financing activities	128	227,118

Effect of exchange rates on cash and cash equivalents	(2)	—
Net (decrease) / increase in cash and cash equivalents	(59,767)	175,801
Cash and cash equivalents at beginning of period	282,876	159,226

Cash and cash equivalents at end of period	$223,109	$335,027

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,572	$1,506
Cash paid / (received) for income taxes	$26	$(994)

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

The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Bridgewater, New Jersey. The Company has operations in the United States (US), Ireland, Germany, France, the United Kingdom (UK) and the Netherlands. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company’s only assets and liabilities which were measured at fair value as of June 30, 2016 and December 31, 2015 were Level 1 and such assets were comprised of cash and cash equivalents of $223.1 million and $282.9 million, respectively.

The Company’s cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. Cash equivalents consist of liquid investments with a maturity of three months or less from the date of purchase.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and December 31, 2015, the Company held no securities that were in an unrealized gain or loss position. The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the securities were rated below investment grade; (3) how long the securities have been in an unrealized loss position; and (4) the Company’s ability and intent to retain the investment for a sufficient period of time for it to recover.

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

The following table sets forth the reconciliation of the weighted average number of shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Numerator:
Net loss	$(36,579)	$(28,607)	$(70,111)	$(55,976)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	61,878	60,833	61,868	55,425
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock and restricted stock units	—	—	—	—
Common stock warrant	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	61,878	60,833	61,868	55,425
Net loss per share:
Basic and diluted	$(0.59)	$(0.47)	$(1.13)	$(1.01)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of June 30, 2016 and 2015 as their effect would have been anti-dilutive (in thousands):

	2016	2015
Stock options to purchase common stock	7,508	5,374
Unvested restricted stock units	89	44

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

3.                                      Identifiable Intangible Asset

The Company believes there are no indicators of impairment relating to its in-process research and development intangible asset as of June 30, 2016.

4.                                      Accrued Expenses

Accrued expenses consist of the following:

	As of June 30,	As of December 31,
	2016	2015
	(in thousands)

Accrued clinical trial expenses	$6,863	$4,331
Accrued compensation	3,636	4,302
Accrued professional fees	1,879	1,202
Accrued technical operation expenses	704	702
Accrued interest payable	193	199
Other accrued expenses	238	259
	$13,513	$10,995

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

The following table presents the components of the Company’s debt balance as of June 30, 2016 (in thousands):

Debt:
Notes payable	$25,000
Fees paid to lender	(175)
Current portion of long-term debt	(8,689)
Debt, long-term	$16,136

As of June 30, 2016, future principal repayments of the debt for each of the years ending December 31, were as follows (in thousands):

Year Ending in December 31:
2016	$2,873
2017	12,180
2018 (due in full on January 1, 2018)	9,947
$25,000

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place.  The Company believes the estimated fair value at June 30, 2016 approximates the carrying amount.

6.                                      Shareholders’ Equity

Common Stock — As of June 30, 2016, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 and 61,877,905 shares of common stock issued and outstanding. In addition, as of June 30, 2016, the Company had reserved 7,508,166 shares of common stock for issuance upon the exercise of outstanding common stock options.

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

Preferred Stock — As of June 30, 2016 and December 31, 2015, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 and no shares of preferred stock were issued and outstanding.

7.                                      Stock-Based Compensation

The Company’s current equity compensation plan, the 2015 Incentive Plan, was approved by shareholders at the Company’s Annual Meeting of Shareholders on May 21, 2015. The 2015 Incentive Plan is administered by the Compensation Committee and the Board of Directors of the Company. Under the terms of the 2015 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), performance options/shares and other stock awards, as well as the payment of incentive bonuses to all employees and non-employee directors. On May 21, 2015, 5,000,000 shares of the Company’s common stock were authorized and as of June 30, 2016, there were 1,928,929 shares available for future grants (or issuances) of stock options, stock appreciation rights, restricted stock, restricted stock units and incentive bonuses under the 2015 Incentive Plan. The 2015 Incentive Plan will terminate on April 9, 2025 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options. These awards are made pursuant to the NASDAQ inducement grant exception as a component of new hires’ employment compensation in connection with the Company’s equity grant program.

Stock Options - The Company calculates the fair value of stock options granted using the Black-Scholes valuation model. The following table summarizes the Company’s grant date fair value and assumptions used in determining the fair value of all stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Volatility	76%-77%	79%-81%	76%-77%	79%-82%
Risk-free interest rate	1.24%-1.39%	1.32%-1.71%	1.16%-1.73%	1.31%-1.71%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term (in years)	6.25	6.25	6.25	6.25
Weighted-average fair value of stock options granted	$7.35	$15.82	$8.77	$14.28

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

From time to time, the Company grants performance-condition options to certain of the Company’s employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the individuals fulfilling a service condition (continued employment). As of June 30, 2016, the Company had performance options totaling 158,334 shares outstanding which have not met the recognition criteria to date. For the six months ended June 30, 2015, $1.5 million of non-cash compensation expense was recorded related to certain performance based options as the recognition criteria was met upon the marketing authorization application for ARIKAYCE being accepted for filing by the European Medicines Agency in February 2015.

The following table summarizes the Company’s aggregate stock option activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2015	5,273,722	$13.64
Granted	2,317,025	$12.94
Exercised	(20,356)	$6.32
Forfeited or expired	(62,225)	$16.48
Options outstanding at June 30, 2016	7,508,166	$13.42	8.21	$8,058
Vested and expected to vest at June 30, 2016	7,130,880	$13.34	8.15	$8,033
Exercisable at June 30, 2016	2,728,211	$10.60	7.00	$6,947

The total intrinsic value of stock options exercised during the three months ended June 30, 2016 and 2015 was $0.1 million and $2.5 million, respectively, and during the six months ended June 30, 2016 and 2015 was $0.1 million and $3.9 million, respectively.

As of June 30, 2016, there was $34.3 million of unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 2.9 years. Included in unrecognized compensation expense was $1.2 million related to outstanding performance-based options. The following table summarizes the range of exercise prices and the number of stock options outstanding and exercisable:

Outstanding as of June 30, 2016					Exercisable as of June 30, 2016
			Weighted
			Average
			Remaining	Weighted
Range of Exercise		Number of	Contractual	Average	Number of	Weighted Average
Prices ($)		Options	Term (in years)	Exercise Price ($)	Options	Exercise Price ($)
3.03	3.40	850,137	6.08	3.34	761,598	3.33
3.60	6.96	673,847	6.45	6.14	514,448	6.02
8.77	10.85	1,271,765	9.87	10.84	3,000	8.77
11.14	12.58	1,099,867	7.62	12.23	557,354	12.26
12.66	16.07	959,500	8.03	14.94	370,151	14.72
16.09	16.09	10,000	9.39	16.09	—	—
16.16	16.16	807,400	9.52	16.16	—	—
16.19	20.49	790,250	8.12	19.25	270,083	19.57
20.92	22.14	106,300	8.64	21.54	30,325	21.54
22.76	27.38	939,100	8.89	22.93	221,252	22.80

Restricted Stock and Restricted Stock Units — The Company may grant Restricted Stock (RS) and Restricted Stock Units (RSUs) to eligible employees, including its executives, and non-employee directors. Each RS and RSU represents a right to receive one share of the Company’s common stock upon the completion of a specific period of continued service or achievement of a certain milestone. RS and RSU awards granted are valued at the market price of the Company’s common stock on the date of grant. The Company recognizes noncash compensation expense for the fair values of these RS and RSUs on a straight-line basis over the requisite service period of these awards. The following table summarizes the Company’s RSU award activity during the six months ended June 30, 2016:

		Weighted
	Number of	Average
	RSUs	Grant Price
Outstanding at December 31, 2015	43,554	$16.07
Granted	89,194	10.85
Released	(43,554)	16.07
Outstanding at June 30, 2016	89,194	$10.85

The following table summarizes the aggregate stock-based compensation recorded in the Consolidated Statements of Comprehensive Loss related to stock options and RSUs during the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)		(in millions)

Research and development expenses	$1.5	$1.0	$2.9	$2.3
General and administrative expenses	3.1	2.5	5.9	5.7

Total	$4.6	$3.5	$8.8	$8.0

8.                                      Income Taxes

The Company’s provision for income taxes was $18,000 and $46,000 for the three and six months ended June 30, 2016, respectively. The current year provision was a result of certain of the Company’s subsidiaries in Europe, which had taxable income during the three and six months ended June 30, 2016. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company’s deferred tax assets and therefore no tax benefit was recorded. The Company is subject to US federal, US state and foreign income taxes. The statute of limitations for tax audit is open for the US federal tax returns for the years ended 2012 and later and is generally open for certain states for the years 2011 and later. The Company’s US federal tax return for the year ended December 31, 2013 is currently under audit by the Internal Revenue Service. The Company has incurred net operating losses since inception, with the exception of 2009. Such loss carryforwards are subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of June 30, 2016 and December 31, 2015, the Company has recorded no reserves for unrecognized income tax benefits, nor has it recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.

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

Rent expense charged to operations was $0.3 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively. Future minimum rental payments required under the Company’s operating leases for the period from July 1, 2016 to December 31, 2016 and for each of the next five years are as follows (in thousands):

Year Ending December 31:
2016 (remaining)	$698
2017	1,004
2018	1,025
2019	964
2020	—
2021	—
$3,691

In July 2016, the Company signed an operating lease for additional laboratory space located in Bridgewater, NJ for which the initial lease term expires in September 2021. Future minimum rental payments under this lease are $2.1 million.  The table above does not include lease payments for this recently signed lease.

Legal Proceedings

On July 15, 2016, a purported class action lawsuit was filed in the U.S. District Court for the District of New Jersey against the Company and certain executive officers: Hoey v. Insmed Incorporated, et al. The complaint includes allegations that, during the class period between March 18, 2013 and June 8, 2016, the Company and certain executive officers violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act in making various statements related to the European MAA of ARIKAYCE with the EMA. The complaint seeks unspecified damages.

The Company believes that the allegations in the complaint are without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of the lawsuit.

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

Forward-looking statements are based upon our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such factors include, among others, the factors discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on February 25, 2016, our subsequent quarterly reports on Form 10-Q filed in 2016, and the following: our ability to complete development of, receive regulatory approval for, and successfully commercialize ARIKAYCE, or liposomal amikacin for inhalation (LAI), and INS1009, inhaled treprostinil prodrug; the number of patients enrolled and the timing of patient enrollment in our global phase 3 clinical study of ARIKAYCE, our estimates of expenses and future revenues and profitability; our plans to develop and market new products and the timing of these development programs; status, timing, and the results of preclinical studies and clinical trials and preclinical and clinical data described herein; the sufficiency of our preclinical and clinical data in obtaining regulatory approval for our product candidates, the timing of responses to information and data requests from the US Food and Drug Administration (the FDA), the European Medicines Agency (the EMA), and other regulatory authorities; our clinical development of product candidates; our ability to obtain and maintain regulatory approval for our product candidates; our expectation as to the timing of regulatory review and approval; our estimates regarding our capital requirements and our needs for additional financing; our estimates of the size of the potential markets for our product candidates; our selection and licensing of product candidates; our ability to attract third parties with acceptable development, regulatory and commercialization expertise; the benefits to be derived from corporate license agreements and other third party efforts, including those relating to the development and commercialization of our product candidates; the degree of protection afforded to us by our intellectual property portfolio; the safety and efficacy of our product candidates; sources of revenues and anticipated revenues, including contributions from license agreements and other third party efforts for the development and commercialization of products; our ability to create an effective direct sales and marketing infrastructure for products we elect to market and sell directly; the rate and degree of market acceptance of our product candidates; the timing, scope and rate of reimbursement for our product candidates; the impact of any litigation the Company is party to including, without limitation, the class action lawsuit recently filed against us; the success of other competing therapies that may become available; and the availability of adequate supply and manufacturing capacity and quality for our product candidates.

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

OVERVIEW

We are a global biopharmaceutical company focused on the unmet needs of patients with rare diseases. Our lead product candidate is ARIKAYCE, or liposomal amikacin for inhalation (LAI), which is in late-stage development for patients with nontuberculous mycobacteria (NTM) lung disease, a rare and often chronic infection that is capable of causing irreversible lung damage and can be fatal. Our earlier stage pipeline includes INS1009, a nebulized prodrug formulation of the prostanoid, treprostinil. We believe INS1009 may offer a differentiated product profile with therapeutic potential in rare pulmonary disorders such as pulmonary arterial hypertension (PAH), idiopathic pulmonary fibrosis (IPF), pulmonary sarcoidosis, and severe refractory asthma.

We are conducting a global phase 3 clinical study of ARIKAYCE (the 212 or CONVERT study) in adult patients with treatment refractory NTM lung disease caused by Mycobacterium avium complex (MAC), which is the predominant infective species in NTM lung disease in the United States (US), Europe, and Japan. We have completed a phase 1 study of INS1009 in healthy subjects and the results have been accepted for presentation at the European Respiratory Society international congress in September 2016. This first-in-human study of INS1009 was designed to determine the maximum-tolerated dose of a single dose of INS1009 and to characterize the pharmacokinetic profile of free treprostinil and INS1009 in healthy volunteers. In addition to INS1009, our earlier-stage pipeline includes preclinical compounds that we are exploring in multiple rare diseases of unmet medical need, including methicillin-resistant staph aureus (MRSA), NTM, PAH, and sarcoidosis. We are also evaluating additional formulations and delivery options for treprostinil. To complement our internal research and development, we actively seek in-licensing and acquisition opportunities for a broad range of rare diseases.

The following table summarizes the current status of and anticipated milestones for ARIKAYCE and INS1009 development:

Product Candidate/Target
Indications	Status	Next Expected Milestones
ARIKAYCE for adult patients with treatment refractory NTM lung infections caused by MAC

•        We are advancing the CONVERT study, a randomized, open-label global phase 3 clinical study of ARIKAYCE in adult patients with treatment refractory NTM lung disease caused by MAC.

•        In 2015, our Marketing Authorization Application (MAA) for ARIKAYCE for NTM was validated. The filing was based on data from our phase 2 study. In May 2016, we participated in an oral explanation meeting with the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP). After the oral explanation meeting, the CHMP concluded that the data submitted did not provide enough evidence to support an approval. In June 2016, we withdrew our MAA and we intend to resubmit our MAA when clinical data from our ongoing global CONVERT study are available.

•        The US Food and Drug Administration (FDA) has designated ARIKAYCE as an orphan drug, a breakthrough therapy, and a qualified infectious disease product (QIDP). Breakthrough therapy features intensive guidance on efficient drug development and offers the potential for a rolling review. A QIDP-designated product qualifies for the same benefits as fast track designation and is typically eligible for priority review.

•        The European Commission granted an orphan designation for ARIKAYCE for the treatment of NTM lung disease.

•        We expect to achieve our enrollment objective in the CONVERT study in 2016.

•        If approved, we expect ARIKAYCE would be the first inhaled antibiotic specifically indicated for the treatment of NTM lung infections in North America, Europe, and Japan.

•        If approved, we plan to commercialize ARIKAYCE in the US, certain countries in Europe, Canada, Japan and certain other countries.

INS1009 (nebulized treprostinil prodrug) for rare pulmonary disorders

•        We completed a phase 1 study of INS1009. The phase 1 study was a randomized, double-blind, placebo-controlled single ascending dose study of INS1009 for inhalation to determine its safety, tolerability, and pharmacokinetics in healthy volunteers.

• The results of our phase 1 study of INS1009 have been accepted for presentation at the European Respiratory Society international congress in September 2016.

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

The CONVERT study

ARIKAYCE is currently being evaluated in a global phase 3 randomized, open-label clinical study designed to confirm the culture conversion results seen in our phase 2 clinical trial. This phase 3 study, which is known as the CONVERT (or 212) study, is enrolling non-cystic fibrosis (non-CF) patients 18 years and older with an NTM lung infection caused by MAC that is refractory to a stable multi-drug regimen for at least six months with the regimen either ongoing or completed within 12 months of screening. In our completed phase 2 study, the subgroup of non-CF patients with NTM lung infection caused by MAC demonstrated the greatest response to treatment with ARIKAYCE. The CONVERT study also excludes subjects whose susceptibility scores indicate that their MAC NTM infection is resistant to amikacin. We believe the CONVERT study will confirm the culture conversion results seen in the phase 2 study and provide the basis for submitting a New Drug Application (NDA) to the FDA, as well as regulatory submissions in Europe, Japan and other countries.

After a screening period of approximately 10 weeks, eligible subjects are randomized 2:1 to once-daily ARIKAYCE plus a multi-drug regimen or a multi-drug regimen without ARIKAYCE.  The primary efficacy endpoint is the proportion of subjects who achieve culture conversion by Month 6 in the ARIKAYCE plus multi-drug regimen arm compared to the arm in which subjects receive a multi-drug regimen without ARIKAYCE. A converter is defined as a subject with three consecutive negative sputum cultures collected monthly without relapse or recurrence; all others will be considered non-converters. The study’s key secondary endpoints include the change from baseline in the six-minute walk test and off-treatment assessments to evaluate durability of effect. The study also includes a comprehensive pharmacokinetic sub-study in Japanese subjects in lieu of a separate local pharmacokinetic study in Japan.

At Month 8, after all sputum culture results are known up to and including Month 6, subjects will be assessed as converters or non-converters for the primary efficacy endpoint. All converters will continue on their randomized treatment regimen for 12 months beginning from the first negative culture that defined culture conversion. All converters will return for off-treatment follow-up visits. A 12-month off-treatment study visit will be the last visit for the CONVERT study. All non-converters in the study at Month 8 may be eligible to enter a separate 12-month open-label study (the 312 study). The primary objective of the 312 study is to evaluate the long-term safety and tolerability of ARIKAYCE. The secondary endpoints of the 312 study include evaluating the proportion of subjects achieving culture conversion (three consecutive negative sputum cultures without relapse or recurrence) by Month 6 and the proportion of subjects achieving culture conversion by Month 12 (end of treatment).

The protocol for the CONVERT study incorporates feedback from the FDA and the EMA via its scientific advice working party process, as well as local health authorities in other countries, including Japan’s Pharmaceuticals and Medical Devices Agency. If the CONVERT study meets the primary endpoint of culture conversion at Month 6, we believe we would be eligible to submit an NDA pursuant to 21 CFR 314 Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses), which permits FDA to approve a drug based on a surrogate endpoint provided the sponsor commits to study the drug further to verify and describe the drug’s clinical benefit. We believe that efficacy data from the CONVERT study after Month 6 will suffice to meet this commitment. We are currently conducting CONVERT at more than 145 sites in North America, Europe, Australia, New Zealand and Asia. The CONVERT study is designed to enroll enough subjects to ensure at least 261 patients are evaluable for the primary endpoint.

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

The primary efficacy endpoint of the study was the change from baseline (day 1) to the end of the double-blind phase of the trial (day 84) in a semi-quantitative measurement of the mycobacterial density on a seven-point scale. ARIKAYCE did not meet the pre-specified level for statistical significance although there was a positive trend (p=0.072) in favor of ARIKAYCE. The p-value for the key secondary endpoint of culture conversion to negative at Day 84 (defined as a negative culture on Day 84) was 0.003, in favor of ARIKAYCE.

After establishing the primary endpoint for the CONVERT study, we explored the microbiologic outcomes from the 112 study using the more stringent definition of culture conversion, which is defined as at least three consecutive monthly sputum samples that test negative for NTM bacteria. This definition of culture conversion is in the ATS/IDSA Guidelines (Griffith et al., 2007) and used in clinical practice. The results of these analyses are summarized below:

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

•                  Of the 23 patients who achieved culture conversion by the 28-day end-of-study follow-up visit, four converted at baseline (day 1) prior to the administration of study drug.

The 112 study included a 12-month off-ARIKAYCE follow-up visit in order to collect sputum culture results. These results were collected and analyzed to assess the durability of the ARIKAYCE treatment effect for both the group of subjects who achieved culture conversion and the group of subjects who did not achieve culture conversion during the 168-day treatment phase. The results of these analyses are summarized below:

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

•                  Twenty-eight subjects provided sputum at the 12-month follow-up visit and 12 subjects did not provide sputum. Of those who provided sputum, 22 continued to have positive sputum cultures and six had a negative culture.

•                  Seven patients died during the 12-month follow-up phase. Six of the seven patients did not achieve culture conversion and one patient did achieve culture conversion during the study treatment phases.

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

During the treatment phases of the study, there were two deaths; one subject died during the double-blind phase of pneumonia and acute respiratory distress syndrome and one subject died during the open-label phase of multi-organ failure, intestinal ischemia, and urosepsis. None of the events in either subject were considered to be related to the study drug by the investigator. All of these events were assessed by the Data Monitoring Committee, with no change in their assessment of the risk benefit of ARIKAYCE. Two additional patients who withdrew from the study (one during the open-label phase and one prior to the 12-month follow-up) later died due to unknown causes. In the double-blind phase, serious adverse events were reported for a greater proportion of subjects in the ARIKAYCE group than in the placebo group (18.2% versus 8.9%, respectively). In the double-blind phase, a greater proportion of subjects in the ARIKAYCE treatment group than in the placebo group reported adverse events leading to study drug discontinuation (ARIKAYCE: 15.9%; placebo: 0%). The most commonly reported TEAEs leading to study drug discontinuation in the ARIKAYCE group were infective exacerbation of underlying bronchiectasis (6.8%) and dyspnea (4.5%). The incidence of adverse events leading to discontinuation did not increase in the ARIKAYCE group with longer exposure to the study drug in the open-label phase compared with the double-blind phase (17.1% and 18.2%, respectively). In the open-label phase, 27.9% of subjects who had received placebo during the double-blind phase of the trial reported adverse events leading to study drug discontinuation.

No clinically significant changes in laboratory values, vital signs, body mass index, and pulmonary function tests were observed over the course of the study. The results discussed above are based on currently available data.

MAA for NTM in the EU

In 2015, our MAA for ARIKAYCE for NTM was validated. The filing was based on data from our phase 2 study. In May 2016, we participated in an oral explanation meeting with the CHMP. After the oral explanation meeting, the CHMP concluded that the data submitted did not provide enough evidence to support an approval. In June 2016, we withdrew our MAA and we intend to resubmit our MAA when clinical data from our ongoing global CONVERT study are available.

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

INS1009

INS1009 is an investigational sustained-release nebulized treprostinil prodrug that has the potential to address certain of the current limitations of existing inhaled prostanoid therapies. We believe that INS1009 prolongs duration of effect and may provide PAH patients with greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day for the treatment of PAH. Reducing dose frequency has the potential to ease patient burden and improve compliance. Additionally, we believe that INS1009 may be associated with fewer side effects, including elevated heart rate, low blood pressure, and severity and/or frequency of cough, associated with high initial drug levels and local upper airway exposure when using current inhaled prostanoid therapies. We believe INS1009 may have therapeutic potential in PAH, IPF, pulmonary sarcoidosis, and severe refractory asthma.

In late 2014, we had a pre-investigational new drug (pre-IND) meeting with the FDA for INS1009 and clarified that, subject to final review of the preclinical data, INS1009 could be eligible for an approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FDCA) (505(b)(2) approval). Like a traditional NDA that is submitted under Section 505(b)(1) of the FDCA, a 505(b)(2) NDA must establish that the drug is safe and effective, but unlike a traditional NDA the applicant may rely at least in part on studies not conducted by or for the applicant and for which the applicant does not have a right of reference. The ability to rely on existing third-party data to support safety and/or effectiveness can reduce the time and cost associated with traditional NDAs.

In the fourth quarter of 2015, we submitted an IND application and earlier this year completed a phase 1 study of INS1009. The phase 1 study was a randomized, double-blind, placebo-controlled single ascending dose study of INS1009 for inhalation to determine its safety, tolerability, and pharmacokinetics in healthy volunteers. The results of our phase 1 study of INS1009 have been accepted for presentation at the European Respiratory Society international congress in September 2016.

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

Pulmonary Sarcoidosis

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

Our Strategy

Our strategy focuses on the needs of patients with rare diseases. We are currently focused on the development and commercialization of ARIKAYCE. There are currently no inhaled products specifically indicated to treat NTM lung disease in North America, Europe or Japan. While we believe that ARIKAYCE has the potential to treat many different diseases, we are prioritizing securing US regulatory approval of ARIKAYCE in NTM lung disease caused by MAC. We are also advancing earlier-stage programs in other rare disorders.

Our current priorities are as follows:

•                  Enrolling the global CONVERT study;

•                  Preparing our US NDA submission, which will be based on the primary endpoint of the CONVERT study;

•                  Ensuring our product supply chain will support the clinical development and, if approved, commercialization of ARIKAYCE;

•                  Preparing for potential commercialization of ARIKAYCE in the US and certain European countries;

•                  Defining further research and lifecycle management strategies for ARIKAYCE, including investigator-initiated studies;

•                  Presenting the results of the phase 1 study of INS1009, our nebulized treprostinil prodrug, and investigating its use in multiple indications;

•                  Generating preclinical findings from our earlier-stage program(s); and

•                  Expanding our rare disease pipeline through corporate development.

Corporate Development

We plan to develop, acquire, in license or co-promote other products that address rare diseases. We are focused broadly on rare disease therapeutics and prioritizing those areas that best align with our core competencies and current therapeutic focus in the area of rare pulmonary diseases.

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

KEY COMPONENTS OF OUR STATEMENT OF OPERATIONS

Revenues

In 2015, the French National Agency for Medicines and Health Products Safety granted LAI several nominative Temporary Authorization for Use (Autorisation Temporaire d’Utilisation or ATU). Pursuant to this program, we shipped ARIKAYCE to pharmacies after receiving requests from physicians for patients in France. In 2016, the revenue recorded from the ATU program was immaterial to disclose and is included as a component of “other income, net.” Other than the ATU revenue in France, we currently do not recognize any revenue from product sales or other sources.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our executive, finance and accounting, legal, pre-commercial, corporate development, information technology, program management and human resource functions. General and administrative expenses also include professional fees for legal, including patent-related expenses, consulting, insurance, board of director fees, tax and accounting services. We expect that our general and administrative expenses will increase in order to support increased levels of development activities and preparation for commercialization activities for our product candidates.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2016 and 2015

Net Loss

Net loss for the quarter ended June 30, 2016 was $36.6 million, or ($0.59) per common share—basic and diluted, compared with a net loss of $28.6 million, or ($0.47) per common share—basic and diluted, for the quarter ended June 30, 2015. The $8.0 million increase in our net loss for the quarter ended June 30, 2016 as compared to the same period in 2015 was primarily due to:

•                  Increased research and development expenses of $5.6 million resulting from an increase in clinical trial expenses primarily related to the CONVERT study and higher compensation and related expenses due to an increase in headcount compared to the prior year period; and

•                  Increased general and administrative expenses of $2.6 million primarily resulting from an increase in pre-commercial activities and higher compensation and related expenses due to an increase in headcount as compared to the prior year period.

Research and Development Expenses

Research and development expenses for the quarters ended June 30, 2016 and 2015 were comprised of the following (in thousands):

	Quarters Ended June 30,		Increase (decrease)
	2016	2015	$	%
External Expenses
Clinical development & research	$8,432	$5,996	$2,436	40.6%
Manufacturing	5,812	6,076	(264)	-4.3%
Regulatory and quality assurance	731	314	417	132.8%
Subtotal—external expenses	$14,975	$12,386	$2,589	20.9%
Internal Expenses
Compensation and related expenses	$6,825	$4,560	$2,265	49.7%
Other internal operating expenses	2,071	1,300	771	59.3%
Subtotal—internal expenses	$8,896	$5,860	$3,036	51.8%
Total	$23,871	$18,246	$5,625	30.8%

Research and development expenses increased to $23.9 million during the quarter ended June 30, 2016 from $18.2 million in the same period in 2015. The $5.6 million increase was due to a $2.4 million increase in external clinical development expenses primarily related to the CONVERT study and a $2.3 million increase in compensation and related expenses due to an increase in headcount, including stock-based compensation. We expect research and development expenses to increase in 2016 as compared to 2015 due primarily to the clinical trial activity related to the CONVERT study.

General and Administrative Expenses

General and administrative expenses for the quarters ended June 30, 2016 and 2015 were comprised of the following (in thousands):

	Quarters Ended June 30,		Increase (decrease)
	2016	2015	$	%
General & administrative	$8,667	$7,566	$1,101	14.6%
Pre-commercial expenses	3,595	2,140	1,455	68.0%
Total general & administrative expenses	$12,262	$9,706	$2,556	26.3%

General and administrative expenses increased to $12.3 million during the quarter ended June 30, 2016 from $9.7 million in the same period in 2015. The $2.6 million increase was primarily due to an increase of $1.5 million in expenses related to pre-commercial activities and an increase of $1.2 million due to higher compensation related to an increase in headcount, including stock-based compensation.

Interest Expense

Interest expense was $0.6 million during the quarter ended June 30, 2016 as compared to $0.7 million in the same period in 2015. The $0.1 million decrease in interest expense in 2016 relates to a decrease in the amortization of our debt issuance costs in 2016.

Comparison of the Six Months Ended June 30, 2016 and 2015

Net Loss

Net loss for the six months ended June 30, 2016 was $70.1 million, or ($1.13) per common share—basic and diluted, compared with a net loss of $56.0 million, or ($1.01) per common share—basic and diluted, for the six months ended June 30, 2015. The $14.1 million increase in our net loss for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to:

•                  Increased research and development expenses of $9.0 million resulting from an increase in clinical trial expenses primarily related to the CONVERT study and higher compensation and related expenses due to an increase in headcount compared to the prior year period. These increases were partially offset by a decrease in manufacturing expenses primarily due to the completion of the build-out of our production area at Therapure’s facility in 2015; and

•                  Increased general and administrative expenses of $5.5 million primarily resulting from an increase in pre-commercial activities and higher compensation and related expenses due to an increase in headcount as compared to the prior year period.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2016 and 2015 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2016	2015	$	%
External Expenses
Clinical development & research	$16,638	$11,878	$4,760	40.1%
Manufacturing	9,276	10,428	(1,152)	-11.0%
Regulatory and quality assurance	965	941	24	2.6%
Subtotal—external expenses	$26,879	$23,247	$3,632	15.6%
Internal Expenses
Compensation and related expenses	$13,377	$9,331	$4,046	43.4%
Other internal operating expenses	4,162	2,832	1,330	47.0%
Subtotal—internal expenses	$17,539	$12,163	$5,376	44.2%
Total	$44,418	$35,410	$9,008	25.4%

Research and development expenses increased to $44.4 million during the six months ended June 30, 2016 from $35.4 million in the same period in 2015. The $9.0 million increase was due to a $4.8 million increase in external clinical development expenses primarily related to the CONVERT study and a $4.0 million increase in compensation and related expenses due to an increase in headcount. These increases were partially offset by a $1.2 million decrease in manufacturing expenses primarily due to the completion of the build-out of our production area at Therapure’s facility in 2015. We expect research and development expenses to increase in 2016 as compared to 2015 due primarily to the clinical trial activity related to the CONVERT study.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2016 and 2015 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2016	2015	$	%
General & administrative	$17,692	$15,332	$2,360	15.4%
Pre-commercial expenses	7,090	3,916	3,174	81.1%
Total general & administrative expenses	$24,782	$19,248	$5,534	28.8%

General and administrative expenses increased to $24.8 million during the six months ended June 30, 2016 from $19.2 million in the same period in 2015. The $5.5 million increase was primarily due to an increase of $3.2 million in expenses relating to pre-commercial activities and an increase of $1.7 million due to higher compensation related to an increase in headcount.

Interest Expense

Interest expense was $1.2 million during the six months ended June 30, 2016 as compared to $1.4 million in the same period in 2015. The $0.2 million decrease in interest expense relates to a decrease in the amortization of our debt issuance costs in 2016.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. In recent years, we have funded our operations through public and private placements of equity securities and through debt financing. We expect to continue to incur losses both in our US and certain international entities, as we plan to fund research and development activities and commercial launch activities.

We believe we currently have sufficient funds to meet our financial needs for at least the next twelve months. We may opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. Such additional funding may be necessary to continue to develop our potential product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products. We cannot assure you that adequate capital will be available on favorable terms, or at all, when needed. If we are unable to obtain sufficient additional funds when required, we may be forced to delay, restrict or eliminate all or a portion of our research or development programs, dispose of assets or technology or cease operations. During the remainder of 2016, we plan to continue to fund further clinical development of ARIKAYCE and INS1009, support efforts to obtain regulatory approvals, and prepare for commercialization. Our cash requirements in 2016 will be impacted by a number of factors, the most significant of which, being the enrollment rates and other expenses related to the CONVERT study.

Cash Flows

As of June 30, 2016, we had total cash and cash equivalents of $223.1 million, as compared with $282.9 million as of December 31, 2015. The $59.8 million decrease was due primarily to the use of cash in operating activities. Our working capital was $197.0 million as of June 30, 2016 as compared with $265.9 million as of December 31, 2015.

Net cash used in operating activities was $57.8 million and $49.1 million for the six months ended June 30, 2016 and 2015, respectively. The net cash used in operating activities during 2016 and 2015 was primarily for the clinical, manufacturing and pre-commercial activities related to ARIKAYCE, as well as general and administrative expenses.

Net cash used in investing activities was $2.1 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively. The net cash used in investing activities during 2016 was primarily related to payments for the build out of our headquarters and lab facility in Bridgewater, New Jersey.

Net cash provided by financing activities was $0.1 million and $227.1 million for the six months ended June 30, 2016 and 2015, respectively. Net cash provided by financing activities in 2016 was cash proceeds received from stock option exercises and in 2015 included net proceeds of $222.9 million received from the issuance of 11.5 million common shares in April 2015 and cash proceeds of $4.2 million received from stock option exercises.

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

As of June 30, 2016, future payments under our long-term debt agreements, capital leases, minimum future payments under non-cancellable operating leases and minimum future payment obligations are as follows:

		As of June 30, 2016 Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Debt obligations
Debt maturities	$25,000	$8,823	$16,177	$—	$—
Contractual interest	2,792	2,073	719	—	—
Operating leases	3,691	1,200	2,050	441	—
Purchase obligations	4,050	2,700	1,350	—	—
Total contractual obligations	$35,533	$14,796	$20,296	$441	$—

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

In 2004 and 2009, we entered into a research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby we received $1.7 million and $2.2 million for each respective agreement in research funding for the development of ARIKAYCE. If ARIKAYCE becomes an approved product for patients with CF in the US, we will owe a payment to CFFT of up to $13.4 million that is payable over a three-year period after approval as a commercialized drug in the US. Furthermore, if certain global sales milestones are met within five years of the drug commercialization, we would owe an additional $3.9 million in additional payments. Since there is significant development risk associated with ARIKAYCE, we have not accrued these obligations.

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

In December 2014, we entered into a services agreement with SynteractHCR, Inc. (Synteract) pursuant to which we retained Synteract to perform implementation and management services in connection with the 212 study. We anticipate that aggregate costs relating to all work orders for the 212 study will be approximately $40 million over the period of the study. In April 2015, we entered into a work order with Synteract to perform implementation and management services for the 312 study. We anticipate that aggregate costs relating to all work orders for the 312 study will be approximately $20 million over the period of the study.

In July 2016, we signed an operating lease for additional laboratory space located in Bridgewater, NJ for which the initial lease term expires in September 2021. Future minimum rental payments under this lease are $2.1 million.

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

•                  the cost of filing, prosecuting, defending and enforcing patent claims;

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2016, our cash and cash equivalents were in cash accounts or were invested in money market funds. Such accounts or investments are not insured by the federal government.

As of June 30, 2016, we had $25.0 million of fixed rate borrowings that bear interest at 9.25% outstanding under a Loan and Security Agreement we entered into in June 2012 and amended most recently in December 2015. If a 10% change in interest rates was to have occurred on June 30, 2016, this change would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the three and six months ended June 30, 2016 and 2015, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the periodic reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

On July 15, 2016, a purported class action lawsuit was filed in the U.S. District Court for the District of New Jersey against us and certain executive officers: Hoey v. Insmed Incorporated, et al. The complaint includes allegations that, during the class period between March 18, 2013 and June 8, 2016, we and certain executive officers violated Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act in making various statements related to the European MAA of ARIKAYCE with the EMA. The complaint seeks unspecified damages. We believe that the allegations in the complaint are without merit and intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of the lawsuit.

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

You should consider carefully the risk factors, together with all of the other information included in our Annual Report on Form 10-K for the year ended December 31, 2015. Each of these risk factors could adversely affect our business, results of operations and financial condition, as well as adversely affect the value of an investment in our common stock. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except for the following updates:

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

We are conducting a global phase 3 clinical study of ARIKAYCE (the 212 or CONVERT study) in adult non-CF patients with NTM lung infections caused by MAC that are refractory to treatment. The CONVERT study is designed to confirm the culture conversion results seen in our phase 2 clinical trial (the 112 study). The clinical trial process may fail to demonstrate with statistical significance that our drug product candidates are effective for the proposed indications, or may fail to establish adequate safety. Such failure may cause us to abandon a drug product candidate and may delay development of other drug product candidates.

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

In April 2016, we submitted our written responses to the EMA’s 180-day list of outstanding issues (LOI). We subsequently participated in an oral explanation hearing with the CHMP in May 2016 to address the LOI. After the CHMP meeting, the CHMP concluded that the data submitted did not provide enough evidence to support an approval. In June 2016, we withdrew our MAA from the EMA and intend to resubmit the MAA when clinical data from our CONVERT study is available. We do not expect ARIKAYCE or any other drug candidates we may develop to be commercially available in any market until we get requisite approval from the EMA, FDA or equivalent regulatory agency. The failure to obtain such approvals may materially adversely affect our business, financial condition, results of operations and our prospects.

We have limited experience operating internationally, are subject to a number of risks associated with our international activities and operations and may not be successful in our efforts to expand internationally.

We have manufacturing, collaboration, clinical trial and other relationships outside the US, but we currently have limited operations outside of the US. Specifically, as of December 31, 2015, we had 11 employees located in Europe, and we expect that number to grow in 2016 and beyond as we prepare for commercialization in Europe. In order to meet our long-term goals, we will need to grow our international operations over the next several years. Consequently, we are and will continue to be subject to additional risks related to operating in foreign countries, including:

•                  we have limited experience operating our business internationally;

•                  we may not achieve the optimal pricing and reimbursement for ARIKAYCE;

•                  there may be fewer addressable NTM patients in international markets than were originally anticipated;

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

•                  any changes resulting from (i) the uncertainty and instability in economic and market conditions caused by the UK’s vote to exit the European Union; and (ii) the uncertainty regarding how the UK’s access to the EU Single Market and the wider trading, legal, regulatory and labor environments, especially in the UK and European Union, will by impacted by the UK’s vote to exit the European Union, including the resulting impact on our business;

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

Risks Related to our Common Stock and Listing on the Nasdaq Global Select Market

We are subject to a securities class action lawsuit, which may require significant management time and attention and significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We and certain of our officers have been named as defendants in a securities class action lawsuit that alleges that we and certain executive officers violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by making materially false or misleading statements and omissions relating to the European MAA of ARIKAYCE with the EMA. While we believe that we have substantial legal and factual defenses to the claims in the class action and intend to vigorously defend the case, this lawsuit could divert management’s attention from our ordinary business operations, the outcome of the pending litigation is difficult to predict and quantify, and the defense against the underlying claims could be costly. The ultimate resolution of this matter could result in payments of monetary damages or other costs, materially and adversely affect our business, financial condition, results of operations and cash flows, or adversely affect our reputation, and consequently, could negatively impact the trading price of our common stock.

We have insurance policies related to the risks associated with our business, including directors’ and officers’ liability insurance policies. However, there is no assurance that our insurance coverage will be sufficient or that our insurance carriers will cover all claims in that litigation. If we are not successful in our defense of the claims asserted in the putative action and those claims are not covered by insurance or exceed our insurance coverage, we may have to pay damage awards, indemnify our officers from damage awards that may be entered against them and pay the costs and expenses incurred in defense of, or in any settlement of, such claims.

In addition, there is the potential for additional shareholder litigation, and we could be materially and adversely affected by such matters.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2016.

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

INSMED INCORPORATED

Date: August 4, 2016	By	/s/ Andrew T. Drechsler
Andrew T. Drechsler
Chief Financial Officer

EXHIBIT INDEX

10.1	Lease, dated as of July 1, 2016, by and between CIP II/AR Bridgewater Holdings, LLC and Insmed Incorporated.

10.2	Change in Scope 1 to Work Order 1, dated as of July 1, 2016, by and between Insmed Incorporated and SynteractHCR, Inc.*

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

101

The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to the Unaudited Consolidated Financial Statements.

*Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.