Form 10-K
period 2017-12-31
INSMED Inc
filed 2018-02-23
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [✓]    No [  ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]    No [✓]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]    No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [✓]    No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act). Large accelerated filer [✓] Accelerated filer [  ] Non-accelerated filer (Do not check if a smaller reporting company) [  ] Smaller reporting company [  ] Emerging growth company [  ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [✓]
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, was $1,057 million (based on the closing price for shares of the registrant's common stock as reported on the Nasdaq Global Select Market on that date). In determining this figure, the registrant has assumed solely for this purpose that all of its directors, executive officers, persons beneficially owning 10% or more of the registrant's outstanding common stock and certain other stockholders of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.
On February 1, 2018, there were 76,617,946 shares of the registrant's common stock, $0.01 par value, outstanding.
____________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than May 1, 2018 and to be delivered to shareholders in connection with the 2018 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Form 10-K.

INSMED INCORPORATED

Unless the context otherwise indicates, references in this Form 10-K to “Insmed Incorporated” refers to Insmed Incorporated, a Virginia corporation, and “Company,” “Insmed,” “we,” “us” and “our” refer to Insmed Incorporated together with its consolidated subsidiaries. INSMED, CONVERT and ARIKAYCE are trademarks of Insmed Incorporated. This Form 10-K also contains trademarks of third parties. Each trademark of another company appearing in this Form 10-K is the property of its owner.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
              This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. "Forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995, are statements that are not historical facts and involve a number of risks and uncertainties. Words herein such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "intends," "potential," "continues," and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.
              Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:

•
risks that the full six-month data from the CONVERT study (the CONVERT study or the 212 study) or subsequent data from the remainder of the study’s treatment and off-treatment phases will not be consistent with the top-line six-month results of the study;

•
uncertainties in the research and development of our existing product candidates, including due to delays in data readouts, such as the full data from the CONVERT study, patient enrollment and retention or failure of our preclinical studies or clinical trials to satisfy pre-established endpoints, including secondary endpoints in the CONVERT study and endpoints in the CONVERT extension study (the 312 study);

•	risks that subsequent data from the 312 study will not be consistent with the interim results;

•
failure to obtain, or delays in obtaining, regulatory approval from the US Food and Drug Administration (FDA), Japan’s Ministry of Health, Labour and Welfare (MHLW) and Pharmaceuticals and Medical Devices Agency (PMDA), the European Medicines Agency (EMA), and other regulatory authorities for our product candidates or their delivery devices, such as the eFlow Nebulizer System, including due to insufficient clinical data, selection of endpoints that are not satisfactory to regulators, complexity in the review process for combination products or inadequate or delayed data from a human factors study required for US regulatory approval;

•
failure to maintain regulatory approval for our product candidates, if received, due to a failure to satisfy post-approval regulatory requirements, such as the submission of sufficient data from confirmatory clinical studies;

•	safety and efficacy concerns related to our product candidates;

•	lack of experience in conducting and managing preclinical development activities and clinical trials necessary for regulatory approval, including the regulatory filing and review process;

•	failure to comply with extensive post-approval regulatory requirements or imposition of significant post‑approval restrictions on our product candidates by regulators;

•	uncertainties in the rate and degree of market acceptance of product candidates, if approved;

•	inability to create an effective direct sales and marketing infrastructure or to partner with third parties that offer such an infrastructure for distribution of our product candidates, if approved;

•	inaccuracies in our estimates of the size of the potential markets for our product candidates or limitations by regulators on the proposed treatment population for our product candidates;

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

•	failure to develop, or to license for development, additional product candidates, including a failure to attract experienced third-party collaborators;

•	uncertainties in the timing, scope and rate of reimbursement for our product candidates;

•	changes in laws and regulations applicable to our business and failure to comply with such laws and regulations;

•	inability to repay our existing indebtedness or to obtain additional capital when needed on desirable terms or at all;

•	failure to obtain, protect and enforce our patents and other intellectual property and costs associated with litigation or other proceedings related to such matters;

•
restrictions imposed on us by license agreements that are critical for our product development, including our license agreements with PARI Pharma GmbH (PARI) and AstraZeneca AB (AstraZeneca), and failure to comply with our obligations under such agreements;

•	competitive developments affecting our product candidates and potential exclusivity related thereto;

•
the cost and potential reputational damage resulting from litigation to which we are or may be a party, including, without limitation, the class action lawsuit against us that recently was dismissed without prejudice;

•	loss of key personnel; and

•	lack of experience operating internationally.
              We may not actually achieve the results, plans, intentions or expectations indicated by our forward-looking statements because, by their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. You should carefully read the factors discussed in Risk Factors, Item 1A of Part I of this Annual Report on Form 10-K, as well as the discussion and analysis of our financial condition and financial statements contained in this Annual Report on Form 10-K for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those in our forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission (SEC), to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
.

PART I
ITEM 1.    BUSINESS
Business Overview
Insmed is a global biopharmaceutical company focused on the unmet needs of patients with rare diseases. Our lead product candidate is amikacin liposome inhalation suspension (ALIS) (formerly known as liposomal amikacin for inhalation), which is in late-stage development for adult patients with treatment refractory nontuberculous mycobacteria (NTM) lung disease caused by Mycobacterium avium complex (MAC), a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Our earlier clinical-stage pipeline includes INS1007 and INS1009. INS1007 is a novel oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), an enzyme responsible for activating neutrophil serine proteases, which are implicated in the pathology of chronic inflammatory lung diseases, such as non-cystic fibrosis (non-CF) bronchiectasis. INS1009 is an inhaled nanoparticle formulation of a treprostinil prodrug that may offer a differentiated product profile for rare pulmonary disorders, including pulmonary arterial hypertension (PAH).
The table below summarizes the current status and anticipated milestones for our principal product candidates: ALIS, INS1007, and INS1009.

Product Candidate/Target Indications	Status	Next Expected Milestones
ALIS for NTM lung infections
• We announced top-line data for the CONVERT study on September 5, 2017. Based on top-line results, the CONVERT study met its primary endpoint of culture conversion, which we defined as three consecutive negative monthly sputum cultures by month six with statistical and clinical significance, with 29% of patients in the ALIS plus current guideline-based therapy (GBT) arm achieving culture conversion, compared to 9% of patients in the GBT-only arm (p<0.0001).
• We announced interim data from the CONVERT study and the 312 extension study on January 3, 2018. The recent data included interim long-term durability data for the CONVERT study and interim efficacy data for the 312 study.

• The CONVERT study is a randomized, open-label global phase 3 clinical study of ALIS in adult patients with treatment refractory NTM lung disease caused by MAC. The 312 study is a 12-month extension study of patients who completed six months of treatment in the CONVERT study, but did not demonstrate culture conversion by month six.

• The FDA has designated ALIS as an orphan drug, a breakthrough therapy, and a qualified infectious disease product (QIDP).

• The European Commission has granted an orphan designation for ALIS for the treatment of NTM lung disease.

• We plan to pursue accelerated approval of ALIS pursuant to Section 506(c) of the Federal Food Drug and Cosmetic Act and 21 C.F.R. Part 314 Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) (Subpart H) based on the six-month data from the CONVERT study. We plan to file a new drug application (NDA) for approval of ALIS with the US Food and Drug Administration (FDA) before the end of March 2018.

• We intend to seek marketing approvals for ALIS in certain countries outside the US, such as Japan, when sufficient data are available. If approved, we expect ALIS would be the first inhaled antibiotic specifically indicated for the treatment of NTM lung disease caused by MAC in North America, Japan and Europe.

• If approved, we plan to commercialize ALIS in the US, Japan, certain countries in Europe, and certain other countries.

INS1007 (oral reversible inhibitor of DPP1) for non-CF bronchiectasis and other rare diseases
 • We are enrolling patients in the WILLOW study, a global phase 2, randomized, double-blind, placebo-controlled, parallel-group, multi-center clinical study to assess the efficacy, safety and tolerability, and pharmacokinetics of INS1007 administered once daily for 24 weeks in subjects with non-CF bronchiectasis.

• We are currently assessing regulatory strategies which could expedite the development and regulatory reviews of INS1007 in the US and the EU.
• We expect to advance enrollment in the WILLOW clinical study of INS1007 during 2018. • We are exploring the potential of INS1007 in various neutrophil-driven inflammatory conditions.
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
Our Strategy

Our strategy focuses on the needs of patients with rare diseases. We are currently primarily focused on the development and commercialization of ALIS. We are not aware of any approved inhaled therapies specifically indicated to treat NTM lung disease in North America, Japan or Europe. While we believe that ALIS has the potential to treat a number of different bacterial infections, we are prioritizing securing US regulatory approval of ALIS for adult patients with treatment refractory NTM lung disease caused by MAC. We are also advancing earlier-stage programs in other rare pulmonary disorders.

Our current priorities are as follows:

•	Completing the CONVERT study and the 312 study;

•	Preparing an NDA for submission under Subpart H to the FDA for ALIS based on the six-month data from the CONVERT study;

•	Ensuring our product supply chain will support the commercialization, if approved, and future life cycle management programs of ALIS;

•	Preparing for potential commercialization of ALIS in the US, Japan, certain countries in Europe, and certain other countries;

•	Developing the core value dossier to support the global reimbursement of ALIS;

•
Supporting further research and lifecycle management strategies for ALIS, including exploring the potential use of ALIS as part of a front-line, multi-drug regimen and as maintenance monotherapy to prevent recurrence (defined as true relapse or reinfection) of NTM lung disease;

•	Enrolling patients in the WILLOW phase 2 study of INS1007 in non-CF bronchiectasis;

•	Exploring INS1009 for use as an inhaled dry powder formulation and generating preclinical findings from our earlier-stage program(s); and

•	Expanding our rare disease pipeline through corporate development.

Product Pipeline
ALIS for Patients with NTM Lung Disease

Our lead product candidate is ALIS, a novel, once-daily liposomal formulation of amikacin that is in late-stage clinical development for adult patients with treatment refractory NTM lung disease caused by MAC, a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Amikacin solution for parenteral administration is an established drug that has activity against a variety of NTM; however, its use is limited by the need to administer it intravenously and by toxicity to hearing, balance, and kidney function (Peloquin et al., 2004). Unlike amikacin solution for intravenous administration, our advanced liposome technology uses charge-neutral liposomes to deliver amikacin directly to the lung where it is taken up by the lung macrophages where the NTM infection resides. This technology prolongs the release of amikacin in the lungs, while minimizing systemic exposure thereby, offering the potential for decreased systemic toxicities. ALIS’s ability to deliver high levels of amikacin directly to the lung distinguishes it from intravenous amikacin. ALIS is administered once-daily, using a portable aerosol delivery system, via an optimized, investigational eFlow® Nebulizer System manufactured by PARI Pharma GmbH (PARI).

The FDA has designated ALIS as an orphan drug, a breakthrough therapy, and a QIDP for NTM lung disease. Orphan designated drugs are eligible for seven years of exclusivity for the orphan indication. QIDP designation features an additional five years of exclusivity for the designated indication. As a result, if ALIS is approved in the US, we expect FDA to grant a total of 12 years of exclusivity in the indication for which ALIS is approved. A QIDP-designated product is eligible for fast track status and is often granted priority review status. A priority review designation for a drug which is not a new molecular entity (NME) means the FDA’s goal is to take action on the NDA within six months following the receipt of the NDA.

The CONVERT Study and 312 Study

CONVERT Top-Line Efficacy Data
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
We also reported top-line data for certain secondary and exploratory endpoints for the first six months of the study. Top‑line data for the six‑minute walk test indicated no statistically significant difference between patients in the two arms of the study. However, an analysis of these data (per a pre-specified exploratory endpoint) showed that patients who achieved culture conversion in either arm demonstrated an improvement in six-minute walk distance when compared to patients who did not culture convert (p=0.0108). Top-line data for the secondary endpoint of time to conversion demonstrated that patients in the GBT-only arm took approximately 30% longer to convert when compared to patients on ALIS plus GBT (p<0.0001). We are continuing our analysis of the impact of conversion on a variety of other clinical measures.
The protocol for the CONVERT study incorporates feedback from the FDA and the EMA via its scientific advice working party process, as well as local health authorities in other countries, including Japan’s PMDA. Because the CONVERT study met the primary endpoint of culture conversion at month six based on the top-line results, we plan to submit an NDA for ALIS to the FDA by the end of March 2018 pursuant to Subpart H, which permits the FDA to approve a product candidate based on a surrogate or intermediate endpoint subject to the requirement that we conduct post-approval studies to verify and describe the clinical benefit of the product. We expect to receive a six-month priority review from the FDA. We believe that efficacy data from the CONVERT study at month six will be sufficient to support the accelerated approval of ALIS. We expect that full approval would be contingent on FDA review of, among other things, the final analyses of durability of culture conversion for converters.

CONVERT Top-Line Safety and Tolerability Data
Approximately 98% of patients in the ALIS plus GBT arm of the CONVERT study experienced at least one treatment-emergent adverse event (TEAE), compared to 91% of patients in the GBT-only arm, with most events being mild or moderate in severity. A greater percentage of patients in the ALIS plus GBT arm than in the GBT-only arm experienced TEAEs involving dysphonia, cough, haemoptysis, dyspnoea, oropharyngeal pain, diarrhea, nausea, and fatigue. Based on our review of the top-line study safety data, the incidence of dysphonia, cough and dyspnoea among patients in the ALIS plus GBT arm generally decreased after the second study month. Approximately 20% and 18% of patients in the ALIS plus GBT arm and GBT-only arm of the study, respectively, experienced at least one serious treatment emergent adverse event (STEAE). The table below provides additional information regarding certain STEAEs experienced by patients in the CONVERT study.

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

There were no distinctions between treatment arms for adverse events of hearing loss or renal impairment, side effects commonly associated with the intravenous use of amikacin. As of September 2017, the overall dropout rate in the CONVERT study was 16.1%, with an 8.9% dropout rate in the GBT-only arm and a 19.6% dropout rate in the ALIS plus GBT arm. As of December 2017, the overall dropout rate in the CONVERT study was 18% (n=60/336).

CONVERT Long-Term Durability Data

We also recently announced interim data on the durability of culture conversion, as defined by patients that have completed treatment and continued in the CONVERT study off all therapy for three months, which we expect will be the endpoint necessary to support full regulatory approval in the US. The following data are interim results observed through December 2017, and have not been further analyzed. As of December 2017, of the 75 patients achieving culture conversion in the CONVERT study, 53 of these patients were evaluable for durability of culture conversion three months after the completion of treatment. Interim data for durability of culture conversion as of December 2017 on these 53 patients are detailed below:

	Evaluable Number of Patients as of December 2017 (At Least Three Months Post Treatment)*	Percent with Durable Culture Conversion Three Months After Completion of All Treatment
Converters in the ALIS + GBT arm (n=65)	46	60.9% (28/46)
Converters in the GBT‑only arm (n=10)	7	0.0% (0/7)

* Evaluable number of patients includes all patients who reached three months post-treatment and all patients who discontinued prior to three months post-treatment.

312 Study

All non-converters in the CONVERT study, as determined at the month eight visit, may be eligible to enter the 312 study which is a separate 12-month, single-arm, open-label study. The purpose of the 312 study is to evaluate the safety and tolerability of longer-term treatment with ALIS added to GBT. The secondary endpoints of the 312 study include evaluating the proportion of patients achieving culture conversion (three consecutive monthly negative sputum cultures) by month six and the proportion of patients achieving culture conversion by month 12 (end of treatment).

312 Study Interim Efficacy Data
We recently announced interim data for the 312 study, which enrolled 163 adult patients with NTM lung disease caused by MAC who completed six months of treatment in the CONVERT study, but did not demonstrate culture conversion by Month 6. The following data are interim results observed through December 2017, and have not been further analyzed. Patients in the ALIS plus GBT arm of the CONVERT study and patients in the GBT-only arm of the CONVERT study who did not achieve culture conversion by Month 6 had the option to enroll in the 312 study at Month 8. Under the study protocol, patients from both arms of the CONVERT study will receive 12 months of ALIS plus GBT in the 312 study. We will also use the data from this trial to further assess the impact of the addition of ALIS to background GBT on sputum culture conversion, by Month 6.
As of December 2017, of the 163 patients enrolled in the 312 study, 124 patients were evaluable for culture conversion. Descriptive interim culture conversion data as of December 2017 for these 124 patients are detailed below. The interim culture conversion data has not been statistically analyzed.

	Number of Patients Completing Six Months of Treatment in the 312 study as of December 2017 **	Percent Achieving Sputum Culture Conversion by Month 6 in the 312 study
Patients who received GBT only in the 212 study and crossed over to receive six months of treatment with ALIS + GBT (n=90)	67	28.4% (19/67)
Patients who received ALIS + GBT in the 212 study and crossed over to continue treatment in the 312 study, to receive a combined total of 14 months of ALIS + GBT treatment in both studies (n=73)	57	12.3% (7/57)
** Includes all patients completing six months of treatment, all patients who discontinued prior to six months and for all ongoing patients prior to six months who completed two months of treatment.
312 Study Interim Safety and Tolerability Data
We have not yet performed a final analysis of any safety data for the 312 study. However, based on an interim review of data available from the 312 study, we believe that STEAEs were similar to the STEAEs we reported in September 2017 as part of our top-line data results for the 212 study. As of December 2017, the overall dropout rate in the 312 study was 24% (n=39/163).
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

The study included an 84-day double-blind phase in which patients were randomized 1:1 either to ALIS once-daily plus a multi-drug regimen or to placebo (empty liposomes) once-daily plus a multi-drug regimen. After completing the 84-day double-blind phase, patients had the option of continuing in an 84-day open-label phase during which all patients received ALIS plus the same multi-drug regimen. The study also included 28-day and 12-month off-ALIS follow-up assessments. Eighty-nine (89) patients were randomized and dosed in the study. Of the 80 patients who completed the 84-day double-blind phase, 78 patients entered the open-label phase and received ALIS plus the same multi-drug regimen for 84 days. Seventy-six (76) percent (59/78) of patients who entered the open-label phase of the study completed the open-label study.

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

The microbiologic outcomes from the 112 study were also explored post hoc using a more stringent definition of culture conversion, which was defined as at least three consecutive monthly sputum samples that test negative for NTM, consistent with the definition of culture conversion in the ATS/IDSA Guidelines and in clinical practice. Twenty-three (23) patients achieved at least three consecutive negative monthly sputum samples by the 28-day follow-up assessment, of which four started to convert at baseline prior to administration of study drug. For the other 19 patients who achieved culture conversion, 17 achieved culture conversion after receiving ALIS (10 during the double-blind phase and seven after entering the open-label phase, of which six received ALIS for the first time in the open-label phase). Two patients achieved culture conversion while receiving placebo during the double-blind phase. The majority of patients who achieved culture conversion (three consecutive negative monthly sputum samples) during the double-blind phase continued to have negative cultures through the open-label and follow-up phases.

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

Further Research and Lifecycle Management for ALIS

We are currently exploring and supporting research and lifecycle management programs for ALIS beyond refractory NTM lung infections caused by MAC. Specifically, we are evaluating future study designs focusing on the MAC disease treatment pathway, including front-line treatment and monotherapy maintenance to prevent recurrence (defined as true relapse or reinfection) of NTM lung disease. In addition, we are evaluating non-MAC NTM species, such as M. abscessus. If the data from the CONVERT study are sufficient to support our marketing authorization applications (MAAs) and regulatory bodies approve ALIS, such lifecycle management studies could enable us to reach more potential patients. These initiatives may include new clinical studies sponsored by us or investigator-initiated studies, which are clinical studies initiated and sponsored by physicians or research institutions with funding from us.

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

We are not aware of any approved inhaled therapies specifically indicated for NTM lung disease in North America, Japan or Europe. Current guideline-based approaches for NTM lung disease, including those from the American Thoracic Society and Infectious Diseases Society of America, involve multi-drug regimens not approved for the treatment of NTM lung disease and treatment that could last two years or more. Based on a burden of illness study that we conducted in the US with a major medical benefits provider, we previously concluded that patients with NTM lung disease are costly to healthcare plans, while a recent claims-based study in the US has shown that patients with NTM lung disease have higher resource utilization and costs than their age and gender-matched controls. Accordingly, we believe that a significant market opportunity for ALIS in NTM lung disease exists in the US and internationally.
We are currently exploring the NTM market opportunity for ALIS in Japan. The CONVERT study included a comprehensive pharmacokinetic sub-study in Japanese subjects in lieu of a separate local pharmacokinetic study in Japan, as agreed with the PDMA. If the data from the CONVERT study are sufficient to support our MAAs, and the FDA approves ALIS, we expect our first regulatory filing after the US to be in Japan. We have established a Japanese legal entity and plan to hire local employees in 2018 to closely manage our regulatory and pre-commercial activities.

INS1007

INS1007 is a small molecule, oral, reversible inhibitor of DPP1, which we licensed from AstraZeneca in October 2016. DPP1 is an enzyme responsible for activating neutrophil serine proteases in neutrophils when they are formed in the bone marrow. Neutrophils are the most common type of white blood cell and play an essential role in pathogen destruction and inflammatory mediation. Neutrophils contain the neutrophil serine proteases, neutrophil elastase, proteinase 3, and cathepsin G, that have been implicated in a variety of inflammatory diseases. In chronic inflammatory lung diseases, neutrophils accumulate in the airways and release active neutrophil serine proteases in excess that cause lung destruction and inflammation. INS1007 may decrease the damaging effects of inflammatory diseases, such as non-CF bronchiectasis, by inhibiting DPP1 and its activation of neutrophil serine proteases. Non-CF bronchiectasis is a progressive pulmonary disorder in which the bronchi become permanently dilated due to chronic inflammation and infection. Currently, there is no cure, and we are not aware of any FDA-approved therapies specifically indicated for non-CF bronchiectasis.

The WILLOW Study

The WILLOW study, a global phase 2, randomized, double-blind, placebo-controlled, parallel group, multi-center clinical study to assess the efficacy, safety and tolerability, and pharmacokinetics of INS1007 administered once daily for 24 weeks in subjects with non-CF bronchiectasis. We commenced enrollment in the WILLOW study in December 2017. In addition, we are exploring the potential of INS1007 in various neutrophil-driven inflammatory conditions.

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

We have completed a phase 1 study of INS1009. The phase 1 study was a randomized, double-blind, placebo-controlled single ascending dose study of INS1009 for inhalation to determine its safety, tolerability, and pharmacokinetics in healthy volunteers. Twenty-four (24) patients were enrolled and received INS1009 with cohorts of eight patients receiving doses of 85 micrograms (mcg), 170 mcg, 340 mcg or placebo. Participants in the first cohort (8 patients) received a single dose of open label treprostinil (Tyvaso®) at 54 mcg 24 hours prior to receiving INS1009 at 85 mcg. The 85 mcg dose of INS1009 provides an equivalent amount of treprostinil on a molar basis as the 54 mcg dose of Tyvaso. The peak treprostinil serum concentration was approximately 90% lower after INS1009 administration compared with Tyvaso, which could indicate a reduced future adverse event (AE) profile. The pharmacokinetic characteristics also supported once- or twice-daily dosing. The longer half-life of treprostinil for INS1009 was likely due to a sustained pulmonary release. The AE profile was consistent with other inhaled prostanoids. These data were presented at the European Respiratory Society international congress in September 2016.
Research and Development
Research and development expenses consist of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions, including medical affairs. Expenses also include other internal operating expenses, the cost of manufacturing our drug candidate(s) for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, our R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as for INS1007. Our expenses related to manufacturing our drug candidate(s) for clinical study are primarily related to activities at contract manufacturing organizations (CMOs) that manufacture our product candidates for our use, including purchases of active pharmaceutical ingredients. Our expenses related to clinical trials are primarily related to activities at contract research organizations that conduct and manage clinical trials on our behalf. We incurred approximately $109.7 million, $122.7 million, and $74.3 million for research and development expenses in the years ended December 31, 2017, 2016, and 2015, respectively.
Corporate Development
In October 2016, we exclusively licensed global rights to INS1007 from AstraZeneca and we plan to continue to develop, acquire, in license or co-promote complementary products that address rare diseases. We are focused broadly on rare disease therapeutics and prioritizing those areas that best align with our core competencies.
Manufacturing
We do not have any in-house manufacturing capability other than for small-scale pre-clinical development programs, and depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our product candidates for use in clinical trials. We plan to rely on third-party manufacturers and suppliers for the commercial manufacture and supply of any product candidates that we may commercialize. ALIS is manufactured currently by Therapure Biopharma Inc. (Therapure) in Canada at a 200 kilogram (kg) scale and by Ajinimoto Althea, Inc. (Althea) in the US at a 50 kg scale. For additional information about our agreements with Therapure and Althea, see License and Other Agreements—ALIS-Related Agreements. In order to meet potential commercial demand, if ALIS is approved, we funded the manufacturing expansion at Therapure in Canada that operates at a larger scale than Althea. We have also identified certain second source suppliers for our supply chain and plan to enter into supply and quality agreements with certain of these second source suppliers in preparation for commercialization of ALIS. In addition, we have entered into a commercialization agreement with PARI, the manufacturer of our drug delivery nebulizer for ALIS, to address our commercial supply needs (Commercialization Agreement).
In October 2017, we entered into certain agreements with Patheon UK Limited (Patheon) related to increasing our long-term production capacity for ALIS commercial inventory. The agreements provide for Patheon to manufacture and supply ALIS for our anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ALIS. The investment in the long-term production capacity build-out, including these agreements, and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $60.0 million and will be incurred over the next three to four years.
In May 2017, we entered into a commercial supply agreement with AstraZeneca related to certain short-term production needs for INS1007. We expect our future requirements for INS1007, beyond phase 2, will be manufactured by a CMO.
We currently produce INS1009 and plan to utilize third parties to manufacture INS1009 at a larger scale and to manufacture the nebulizer used to deliver the drug.
Intellectual Property
We own or license rights to more than 350 issued patents and pending patent applications in the US and in foreign countries, including more than 175 issued patents and pending patent applications related to ALIS. Our success depends in large part on our ability to maintain proprietary protection surrounding our product candidates, technology and know-how; to operate without infringing the proprietary rights of others; and to prevent others from infringing our proprietary rights. We actively seek patent protection by filing patent applications, including on inventions that are important to the development of our business in the US, Japan, Europe, Canada, and selected other foreign markets that we consider key for our product candidates. These international markets generally include Australia, China, India, Israel, and Mexico.
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
ALIS Patents and Trade Secrets
Of the patents and applications related to ALIS, there are eight issued US patents and one allowed US patent application that cover the ALIS composition and its use in treating NTM. Upon approval of ALIS for the treatment of NTM, these patents may be eligible for listing in the FDA Orange Book. These patents and their expiration dates are as follows:

•	US Patent No. 7,718,189 (expires June 6, 2025)

•	US Patent No. 8,226,975 (expires August 15, 2028)

•	US Patent No. 8,632,804 (expires December 5, 2026)

•	US Patent No. 8,802,137 (expires April 8, 2024)

•	US Patent No. 8,679,532 (expires December 5, 2026)

•	US Patent No. 8,642,075 (expires December 5, 2026)

•	US Patent No. 9,566,234 (expires January 18, 2034)

•	US Patent No. 9,827,317 (expires April 8, 2024)

•	US Patent No. 9,895,385 (expires May 15, 2035)
In addition, we own six pending US patent applications that cover the ALIS composition and/or its use in treating NTM. We also own a pending US application that covers methods for making ALIS. Upon approval of ALIS for the treatment of refractory NTM lung disease caused by MAC, these patent applications, if issued as patents, may be eligible for listing in the FDA Orange Book.
Four patents have been granted by the European Patent Office (EPO) (European Patent Nos. 1581236, 1909759, 1962805 and 2363114) that relate to ALIS and its use in treating NTM. In addition, we have five applications pending before the EPO that relate to ALIS and its use in treating NTM lung disease. We also have a pending European application that describes certain methods of making ALIS. More than 40 patents have also been issued in other major foreign markets, e.g., Japan, China, Korea, Australia, and India, that relate to ALIS and/or methods of using ALIS for treating various pulmonary disorders, including NTM lung disease. More than 60 foreign patent applications are pending that relate to the ALIS composition and/or its use in treating various pulmonary disorders, including NTM lung disease. We anticipate that in the US, we will have potential patent coverage for ALIS and its use in treating NTM lung disease, through May 15, 2035.
European Patent No. 2363114 was opposed by Generics (UK) Ltd, a wholly-owned subsidiary of Mylan NV, and was revoked in November 2017. We intend to appeal that decision, and the patent remains enforceable during the appeal. European Patent No. 1909759, owned by us, was previously opposed by Generics (UK) Ltd. An oral hearing was held on October 19, 2015, during which we submitted amended claims. The European Patent Office Opposition Division (EPOOD) maintained the patent as amended. This decision is currently under appeal by Generics (UK) Ltd.
Through our agreements with PARI, we have license rights to US and foreign patents and applications that cover the eFlow Nebulizer System medical device through January 18, 2034. We have rights to use the nebulizers in clinical trials, and we have entered into a commercial supply agreement with PARI.
The basic terms of utility patents issued in the US are the longer of 17 years from the issue date or 20 years from the earliest effective filing date, if the patent was in force on or was issued from a patent application that was filed prior to June 8, 1995; or 20 years from the earliest effective filing date, if the patent application was filed on or after June 8, 1995. All ALIS patent applications have earliest effective filing dates falling after June 8, 1995. The basic term of foreign utility patents may vary in accordance with provisions of applicable local law, but is typically 20 years from the earliest effective filing date.
INS1007 Patents
Through our agreement with AstraZeneca, we have licensed US Patent Nos. 9,522,894 and 9,815,805, which have claims directed to INS1007 and methods for using INS1007. Each expires January 21, 2035 (not taking into account any potential patent term extension). Counterpart patent applications are pending throughout the world and a continuation application is pending in the US.
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
We own pending patent applications that relate to methods for using treprostinil prodrugs and nanoparticle formulations comprising the same, including INS1009 in treating patients with PAH and other diseases, as well as methods for manufacturing such treprostinil prodrugs and nanoparticle formulations.
Trademarks
In addition to our patents and trade secrets, we have filed applications to register certain trademarks in the US and/or abroad, including INSMED and ARIKAYCE. At present, we have received either a registration or a notice of allowance for the INSMED and ARIKAYCE marks from the US Patent and Trademark Office. We have also received foreign notices of allowance or registrations for the INSMED and ARIKAYCE marks, among others. The EMA has indicated it has no objection to our use of the name ARIKAYCE, and the FDA has conditionally approved our use of the name ARIKAYCE as the proposed trade name for ALIS. Our ability to obtain and maintain trademark registrations will in certain geographical locations depend on making use of the mark in commerce on or in connection with our products and approval of the trademarks for our products by regulatory authorities in each country.
License and Other Agreements
ALIS-related Agreements
We currently rely, and will continue to rely, on agreements with a number of third parties in connection with the development and manufacture of ALIS.
PARI Pharma GmbH
We have a licensing agreement with PARI for use of the optimized eFlow Nebulizer System for delivery of ALIS in treating patients with NTM lung infections, CF and bronchiectasis. Under the licensing agreement, we have rights under several US and foreign issued patents, and patent applications involving improvements to the optimized eFlow Nebulizer System, to exploit such system with ALIS for the treatment of such indications, but we cannot manufacture such nebulizers except as permitted under our Commercialization Agreement with PARI. We currently have rights to use the nebulizers in clinical trials. The eFlow Nebulizer System is labeled as investigational for use in our clinical trials in the US, Japan, Canada and Australia and must receive regulatory approval before we can market ALIS; the eFlow Nebulizer System has been approved for use in the EU.
We have certain obligations under this licensing agreement in relation to specified licensed indications. With respect to CF, we are obligated to use commercially reasonable efforts to develop, obtain regulatory and reimbursement approval, market and sell ALIS in two or more major European countries. With respect to NTM, CF and bronchiectasis, we have specific obligations to use commercially reasonable efforts to achieve certain developmental and regulatory milestones by set deadlines. Additionally, for NTM, we are obligated to use commercially reasonable efforts to achieve certain commercial milestones in the US, Europe and Canada. The consequences of our failing to use commercially reasonable efforts to achieve these milestones are context-specific, but include ending PARI's non-compete obligation, making the license non-exclusive and terminating the license, in each case with respect to the applicable indication. Termination of the licensing agreement or loss of exclusive rights may occur if we fail to meet our obligations, including payment of royalties to PARI, or if we do not meet certain milestones contained in the licensing agreement such as obtaining marketing approval or achieving the first commercial sale of ALIS.
Under the licensing agreement, we paid PARI an upfront license fee and PARI is entitled to receive milestone payments up to an aggregate of €4.3 million either in cash, qualified stock or a combination of both, at PARI's discretion, based on achievement of certain future milestone events including first acceptance of MAA submission (or equivalent) in the US of ALIS and the device, first receipt of marketing approval in the US for ALIS and the device, and first receipt of marketing approval in a major EU country for ALIS and the device. In addition, PARI is entitled to receive royalty payments in the mid-single digits on the annual global net sales of ALIS pursuant to the licensing agreement, subject to certain specified annual minimum royalties. In October 2017, we exercised an option to buy-down the future royalties that will be payable to PARI.
This license agreement will remain in effect on a country-by-country basis until the final royalty payments have been made with respect to the last country in which ALIS is sold, or until the agreement is otherwise terminated by either party. We have the right to terminate this license agreement upon written notice for PARI's uncured material breach, if PARI is the subject of specified bankruptcy or liquidation events, or if PARI fails to reach certain specified obligations. PARI has the right to terminate this license agreement upon written notice for our uncured material breach, if we are the subject of specified bankruptcy or liquidation events, if we assign or otherwise transfer the agreement to a third party that does not agree to assume all of our rights and obligations set forth in the agreement, or if we fail to reach certain specified milestones.

In July 2014, we entered into a Commercialization Agreement with PARI for the manufacture and supply of eFlow nebulizer systems and related accessories (the Device) as optimized for use with ALIS. Under the Commercialization Agreement, PARI manufactures the Device except in the case of certain defined supply failures, when we will have the right to make the Device and have it made by third parties (but not certain third parties deemed under the Commercialization Agreement to compete with PARI). The Commercialization Agreement has an initial term of 15 years from the first commercial sale of ALIS pursuant to the licensing agreement (the Initial Term). The term of the Commercialization Agreement may be extended by us for an additional five years by providing written notice to PARI at least one year prior to the expiration of the Initial Term.
Althea
In September 2015, we entered into a Commercial Fill/Finish Services Agreement (the Fill/Finish Agreement) with Althea to produce, on a non-exclusive basis, ALIS in finished dosage form at a 50 kg scale. We are obligated to pay a minimum of $2.7 million for the batches of ALIS produced by Althea each calendar year during the term of the Fill/Finish Agreement. The Fill/Finish Agreement became effective as of January 1, 2015, and had an initial term that was to end on December 31, 2017. In 2016, we signed an extension of the Fill/Finish Agreement through December 31, 2019, and it may be extended for additional two-year periods upon mutual written agreement of us and Althea at least one year prior to the expiration of its then-current term. The Company has expensed at least the required minimum in each year of the contract.
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
Therapure
In February 2014, we entered into a contract manufacturing agreement with Therapure for the manufacture of ALIS at a 200 kg scale. Pursuant to the agreement, we collaborated with Therapure to construct a production area for the manufacture of ALIS in Therapure's existing manufacturing facility in Mississauga, Ontario, Canada. Therapure manufactures ALIS for us on a non-exclusive basis. The agreement has an initial term of five years from the first date on which Therapure delivers ALIS to us after we obtain permits related to the manufacture of ALIS, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years' prior written notice to the other party. Notwithstanding the foregoing, the parties have rights and obligations under the agreement prior to the commencement of the initial term. Under the agreement, we are obligated to pay certain minimum amounts for the batches of ALIS produced each calendar year. The agreement allows for termination by either party upon the occurrence of certain events, including (i) the material breach by the other party of any provision of the agreement or the quality agreement expected to be entered into between the parties, and (ii) the default or bankruptcy of the other party. In addition, we may terminate the agreement for any reason upon no fewer than 180 days' advance notice.
Patheon & related agreements
In October 2017, we entered into certain agreements with Patheon related to increasing our long-term production capacity for ALIS commercial inventory. The agreements provide for Patheon to manufacture and supply ALIS for our anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ALIS. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. Our manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon have given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The investment in our long-term production capacity build-out, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $60.0 million and will be incurred over the next three to four years.
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
Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT)
In 2004 and 2009, we entered into research funding agreements with CFFT whereby we received $1.7 million and $2.2 million for each respective agreement in research funding for the development of ALIS. If ALIS becomes an approved product for CF in the US, we will owe a payment to CFFT of up to $13.4 million that is payable over a three-year period after approval as a commercialized drug in the US. Furthermore, if certain global sales milestones are met within five years of the drug commercialization, we would owe an additional payment of $3.9 million. Under the 2009 agreement, in the event we terminate development of ALIS for CF prior to first commercial sale of a product containing ALIS for a period of 360 continuous days, and such termination is not for reasons outside of our reasonable control, then at CFFT's election and within 180 days of such termination, CFFT (1) may elect to develop ALIS for CF and (2) will have the right to receive from us an exclusive (subject to certain exceptions), royalty-free, sub-licensable license to use, develop, sell and commercialize a product containing ALIS in the treatment of certain infections in CF patients or pulmonary disease associated with CF.
INS1007-related License Agreement
In October 2016, we entered into the AZ License Agreement, pursuant to which AstraZeneca granted us exclusive global rights for the purpose of developing and commercializing AZD7986 (renamed INS1007). In consideration of the licenses and other rights granted by AstraZeneca, we made an upfront payment of $30.0 million in late October 2016. We are obligated to make a series of contingent milestone payments to AstraZeneca totaling up to an additional $85.0 million upon the achievement of clinical development and regulatory filing milestones. If we elect to develop INS1007 for a second indication, we will be obligated to make an additional series of contingent milestone payments totaling up to $42.5 million. We are not obligated to make any additional milestone payments for additional indications. In addition, we have agreed to pay AstraZeneca tiered royalties ranging from a high single-digit to mid-teen on net sales of any approved product based on INS1007 and one additional payment of $35.0 million upon the first achievement of $1 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with us for commercialization of INS1007 in chronic obstructive pulmonary disease or asthma. If we fail to comply with our obligations under our agreements with AstraZeneca (including, among other things, if we fail to use commercially reasonable efforts to develop and commercialize a product based on INS1007, or we are subject to a bankruptcy or insolvency), AstraZeneca would have the right to terminate the license.
Competition
The biotechnology and pharmaceutical industries are highly competitive. We face potential competitors from many different areas including commercial pharmaceutical, biotechnology and device companies, academic institutions and scientists, other smaller or earlier stage companies and non-profit organizations developing anti-infective drugs and drugs for respiratory diseases. Many of these companies have greater human and financial resources and may have product candidates in more advanced stages of development and may reach the market before our product candidates. Competitors may develop products that are more effective, safer or less expensive or that have better tolerability or convenience. We also may face generic competitors where third-party payers will encourage use of the generic products. Although we believe that our formulation delivery technology, respiratory and anti-infective expertise, experience and knowledge in our specific areas of focus provide us with competitive advantages, these potential competitors could reduce our commercial opportunity. Additionally, there currently are, and in the future there may be, already-approved products for certain of the indications for which we are developing, or in the future may choose to develop, our product candidates. For instance, PAH is a competitive indication with established products, including other formulations of treprostinil.
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
Government Regulation
Orphan Drug Designation
United States
Under the Orphan Drug Act (ODA), the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition (for the purposes of the ODA, "rare" is defined as a disease or condition for which the drug is intended affects fewer than 200,000 people in the US) if it meets certain criteria specified by the ODA and FDA. After the FDA grants orphan drug designation, the drug and the specific intended use(s) for which it has obtained designation are listed by the FDA in a publicly-accessible database. The FDA has designated ALIS as an orphan drug for treatment of (i) infections caused by NTM, (ii) bronchiectasis in patients with Pseudomonas aeruginosa or other susceptible microbial pathogens and (iii) bronchopulmonary Pseudomonas aeruginosa infections in CF patients.
Orphan drug designation qualifies the sponsor for various development incentives of the ODA, including tax credits for qualified clinical testing, and a waiver of the NDA user fee (unless the application seeks approval for an indication not included in the orphan drug designation). Orphan drug designation also affords the company a period of exclusivity for the orphan indication upon approval of the drug. Specifically, the first NDA applicant with an FDA orphan drug designation for a particular active moiety to receive FDA approval of the drug for an indication covered by the orphan designation is entitled to a seven-year exclusive marketing period, often referred to as orphan drug exclusivity, in the US for that drug in that indication. A product that has several separate orphan designations may have several separate exclusivities for separate orphan indications. During the orphan drug exclusivity period, the FDA may not approve any other applications to market the same drug for the same indication for use, except in limited circumstances, such as a showing of clinical superiority to the product that has orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition or the same drug for a different disease or condition, and it does not alter the timing or scope of the regulatory review and approval process; the sponsor must still submit evidence from clinical and non-clinical studies sufficient to demonstrate the safety and effectiveness of the drug.
Japan
The MHLW may, after hearing the opinion of the Pharmaceutical Affairs and Food Sanitation Council, grant orphan drug designation to a drug intended to treat a rare disease or condition if the drug meets the following conditions: (i) the number of target patients is less than 50,000 in Japan, (ii) the necessity of orphan drug designation is high from a medical point of view, (iii) there are sufficient theoretical grounds to use the drug for the target disease, and (iv) the plan for development of the drug is appropriate. Even if a drug is granted orphan drug designation, however, it does not always receive the manufacturing and marketing approval that is necessary for the drug to be sold or marketed in Japan.
Pharmaceutical manufacturers or distributors who have received orphan drug designation for a drug may be entitled to: (i) subsidies from the Japanese government through the National Institutes of Biomedical Innovation, Health and Nutrition (NIBIOHN); (ii) guidance and/or advice from the MHLW, PMDA and NIBIOHN for the study research of the drug; (iii) in principle, tax deductibility of 20% of the total research and research expenditures for the drug; (iv) priority review of their application; and (v) a re-examination interval period of 10 years (in general, drugs are subject to reexamination by the MHLW every eight years after receiving manufacturing/marketing approval).
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
If a drug with an orphan drug designation subsequently receives a marketing authorization for a therapeutic indication which is covered by such designation, the drug is entitled to orphan exclusivity. Orphan exclusivity means that the EMA or a national medicines agency may not accept another application for authorization, or grant an authorization, for a same or similar drug for the same therapeutic indication. Competitors may receive such a marketing authorization despite orphan exclusivity, provided that they demonstrate that the existing orphan product is not supplied in sufficient quantities or that the 'second' drug or biologic is clinically superior to the existing orphan product. The 'second' drug may but need not have an orphan designation as well. The period of orphan exclusivity is ten years, which can be extended by two years where an agreed pediatric investigation plan has been implemented. The exclusivity period may also be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Each orphan designation carries the potential for one market exclusivity for all the therapeutic indications that are covered by the designation. A product that has several separate orphan designations may have several separate market exclusivities.
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
NDA
After completion of the required clinical testing, an NDA can be prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the US. The NDA is a large submission that must include, among other things, the results of all preclinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The application also includes representative samples, copies of the proposed product labeling, patent information, and a financial certification or disclosure statement. The cost of preparing and submitting an NDA is substantial. Additionally, under federal law (as amended by the most recent reauthorization of the Prescription Drug User Fee Act (PDUFA VI) in the FDA Reauthorization Act of 2017 (FDARA)), most NDAs are subject to a substantial application fee and, upon approval, the applicant will be assessed an annual prescription drug program fee, both of which are adjusted annually. NDAs for orphan drugs are not subject to an application fee, unless the application includes an indication other than the orphan-designated indication. FDA also has the authority to grant waivers of certain user fees, pursuant to the FDCA.
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
Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will typically inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practices (cGMP) is satisfactory and the NDA contains data that provide substantial evidence of effectiveness for the proposed indication, generally consisting of adequate and well-controlled clinical investigations, and that the drug is safe for use under the conditions of use in the proposed labeling. The FDA also reviews the proposed labeling submitted with the NDA and typically requires changes in the labeling text.
After the FDA evaluates the NDA and the manufacturing and testing facilities, it issues either an approval letter or a complete response letter. Complete response letters generally outline the deficiencies in the submission and delineate the additional testing or information needed in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. An approval letter, which may specify post approval requirements, authorizes commercial marketing of the drug for the approved indication or indications and the other conditions of use set out in the approved prescribing information. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Under priority review status, the FDA has 180 days from either the 60 day filing date (in the case of NME NDA submissions) or the date of receipt of the NDA (in the case of non-NME original NDA submissions) to issue either an approval letter or a complete response letter, unless the review period is adjusted by mutual agreement between the FDA and the applicant or as a result of the applicant submitting a major amendment. The FDA's current performance goals call for the FDA to complete review of 90 percent of standard (non-priority) NDAs within 10 months and priority NDAs within six months of filing.
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
Expedited Review and Approval of Eligible Drugs
Under the FDA's accelerated approval program, the FDA may approve certain drugs for serious or life-threatening conditions on the basis of a surrogate or intermediate endpoint that is reasonably likely to predict clinical benefit, which can substantially reduce time to approval. A surrogate endpoint used for accelerated approval is a marker—a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than irreversible morbidity and mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA bases its decision on whether to accept the proposed surrogate or intermediate clinical endpoint on the scientific support for that endpoint.
As a condition of accelerated approval, the FDA typically requires certain post-marketing clinical studies to verify and describe clinical benefit of the product, and may impose restrictions on distribution to assure safe use. Post marketing studies would usually be required to be studies already underway at the time of the accelerated approval. In addition, promotional materials for an accelerated approval drug to be used in the first 120 days post-approval must be submitted to the FDA prior to approval, and materials to be used after that 120-day period must be submitted 30 days prior to first use. If the required post-marketing studies fail to verify the clinical benefit of the drug, or if the applicant fails to perform the required post-marketing studies with due diligence, the FDA may withdraw approval of the drug under streamlined procedures in accordance with the agency's regulations. The agency may also withdraw approval of a drug if, among other things, the promotional materials for the product are false or misleading, or other evidence demonstrates that the drug product is not shown to be safe or effective under its conditions of use.
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
Priority review applies to an application (both original and efficacy supplement) for a drug that treats a serious condition and that, if approved, would provide a significant improvement in safety or effectiveness. It also applies to any supplement that proposes a labeling change pursuant to a report on a pediatric study. A request for priority review is submitted at the time of NDA or supplemental NDA submission. The FDA must respond within 60 days of receipt of the request. If granted, the review time is shortened from the standard 10 months to 6 months, beginning either at the 60 day filing date (in the case of NME NDA submissions) or the date of receipt (in the case of non-NME original NDA submissions).
Breakthrough therapy designation applies to a drug that is intended to treat a serious condition and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. It can be requested with the IND submission and ideally no later than the end-of-phase 2 meeting. The FDA must respond within 60 days of receipt of the request. If granted, the applicant receives intensive guidance on efficient drug development, intensive involvement of senior managers and experienced review and regulatory health project management staff in a proactive, collaborative, cross-disciplinary review, rolling review, and other actions to expedite review. Designation may be rescinded if the product no longer meets the criteria for breakthrough therapy designation. ALIS has been designated as a breakthrough therapy.
Drugs that are designated as QIDPs are eligible for priority review and fast track designation, and well as market exclusivity. A product is eligible if it is an antibacterial or anti-fungal drug for human use that is intended to treat serious or life-threatening infections, including: those caused by an anti-bacterial or anti-fungal resistant pathogen, including novel or emerging infectious pathogens; or caused by qualifying pathogens listed by the FDA. A drug sponsor may request that the FDA designate its product as a QIDP at any time prior to NDA submission. The FDA must make a QIDP determination within 60 days of receiving the designation request. ALIS has been designated as a QIDP for NTM lung disease.
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
Products with QIDP designation may receive a five-year extension of other non-patent exclusivities for which the drug is also eligible. The exclusivity does not prevent the FDA from approving a subsequent application for a change to the QIDP-designated drug that results in a new indication, route of administration, dosing, schedule, dosage form, delivery system, delivery device or strength. For example, a drug that has been designated as both an orphan drug and a QIDP for the same indication, like ALIS, could be eligible for a combined 12 years of exclusivity for that indication.
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
Combination Products
A combination product is a product comprising two or more regulated components (e.g., a drug and device) that are combined into a single product, co-packaged, or sold separately but intended for co-administration, as evidenced by the labeling for the products. A drug that is administered using a nebulizer, such as ALIS or INS1009, is an example of a combination drug/device product.
The FDA is divided into various Centers, which each have authority over a specific type of product. NDAs are reviewed by personnel within the Center for Drug Evaluation and Research, while device applications and premarket notifications are reviewed by the Center for Devices and Radiological Health. Combination products, such as drug/device combinations, generally will be reviewed by the Center that regulates the product's primary mode of action (PMOA), which is the single mode of a combination product that provides the most important therapeutic action of the combination product. If the PMOA is unclear or in dispute, a sponsor may file a Request for Designation with FDA’s Office of Combination Products (OCP), which will render a determination and assign a lead Center. OCP generally assigns jurisdiction based on PMOA. If there are two independent modes of action, neither of which is subordinate to the other, the FDA makes a determination as to which Center to assign the product based on consistency with other combination products raising similar types of safety and effectiveness questions or to the Center with the most expertise in evaluating the most significant safety and effectiveness questions raised by the combination product.
When evaluating an application for a combination product, a lead Center may consult other Centers and apply the standards that would be applicable but still retain reviewing authority, or it may assign review of a specific section of the application to another Center, delegating its review authority for that section. Depending on the type of combination product, approval or clearance could be obtained through submission of a single marketing application or through separate applications for the individual constituent parts (e.g., an NDA for the drug and a premarket notification for the device). The FDCA directs the FDA to conduct a review of a combination product under a single marketing application whenever appropriate. The agency has the discretion to require separate applications to more than one Center, and applicants may choose to submit separate applications for constituent parts of a combination (unless the FDA determines one application is necessary). One reason to submit multiple applications is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity. If multiple applications are submitted, each application is generally reviewed by the Center with authority over each application type. For combination products that contain an approved constituent part (such as a drug-device combination product in which the device has previously received clearance), the FDA may require that the application(s) include only such information as is necessary to meet the standard for clearance or approval, taking into account any prior finding of safety or effectiveness for the approved constituent part.
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
Other Post-approval Regulatory Requirements
Once an NDA is approved, a product will be subject to certain post-approval requirements, including those relating to advertising, promotion, adverse event reporting, recordkeeping, and cGMP, as well as registration, listing, and inspection. There also are continuing, annual user fee requirements, as well as new application fees for supplemental applications with clinical data.
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

Japan

Under the Japanese regulatory system administered by the MHLW and the PMDA (which is responsible for product review and evaluations under the supervision of the MHLW), pre-marketing approval and clinical studies are required for all pharmaceutical products. The Law on Securing Quality, Efficacy and Safety of Products Including Pharmaceuticals and Medical Devices (Act No. 145 of 1960) requires a license for marketing authorization when importing to Japan and selling pharmaceutical products manufactured in other countries. It also requires a foreign manufacturer to get each of its manufacturing sites certified as a manufacturing site of pharmaceutical products to be marketed in Japan. To receive a license for marketing authorization, the manufacturer or seller must, at the very least, employ certain manufacturing marketing, quality and safety personnel. A license for marketing authorization may not be granted if the quality management methods and post marketing safety management methods applied with respect to the pharmaceutical product fail to conform to the standards stipulated in the ordinances promulgated by the MHLW. To obtain manufacturing/marketing approval for a new product, a Company must submit an application for approval to the MHLW with results of nonclinical and clinical studies to show the quality, efficacy and safety of the product candidate. A data compliance review, on-site inspection for good clinical practice, audit and detailed data review for compliance with current good manufacturing practices are undertaken by the PMDA. The application is then discussed by the committees of the Pharmaceutical Affairs and Food Sanitation Council. Based on the results of these reviews, the final decision on approval is made by the MHLW. The time required for the approval process varies depending on the product, but it can take years. The product also needs approval for pricing to be applied for redemption of health insurance. The medical products which once are approved and marketed are also subject to regular post-marketing vigilance of safety and quality under the standards of Good Manufacturing Practice. In Japan, the National Health Insurance system maintains a Drug Price List specifying which pharmaceutical products are eligible for reimbursement, and the MHLW sets the prices of the products on this list. After receipt of marketing approval, negotiations regarding the reimbursement price with the MHLW would begin. Price would be determined within 60 to 90 days unless the applicant disagrees, which may result in extended pricing negotiations. The government generally introduces price cut rounds every other year and also mandates price decreases for specific products. New products judged innovative or useful, that are indicated for pediatric use, or that target orphan or small population diseases, however, may be eligible for a pricing premium. The government has also promoted the use of generics, where available.
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
Under the centralized procedure, the Committee for Medicinal Products for Human Use (CHMP) is required to adopt an opinion on a valid application within 210 days, excluding clock stops when additional information is to be provided by the applicant in response to questions. More specifically, on day 120 of the procedure, once the CHMP has received the preliminary assessment reports and opinions from the Rapporteur and Co-Rapporteur designated by the CHMP, it adopts a list of questions, which are sent to the applicant together with the CHMP's overall conclusions. Applicants then have three months to respond to the CHMP (and can request a three-month extension). The Rapporteur and Co-Rapporteur assess the applicant's replies, revise the assessment report as necessary and may prepare a list of outstanding issues. The revised assessment report and list of outstanding issues are sent to the applicant together with the CHMP's recommendation by day 180 of the procedure. Applicants then have one month to respond to the CHMP (and can request a one or two-month extension). The Rapporteur and Co-Rapporteur assess the applicant's replies, submit them for discussion to the CHMP and prepare a final assessment report.

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
Japan
In Japan, there is no statutory rule which imposes any obligation on pharmaceutical manufacturers engaging in pediatric drug development. However, the guidelines of the MHLW (Handling of Pharmaceuticals during the Reexamination Interval Period (Issue No. 107, February 1, 1999 and No. 1324, December 27, 2000)) state as follows: (i) since information on pediatric patients obtained in clinical trials may be limited, the MHLW recommends that pharmaceutical manufacturers conduct adequate post-marketing surveillance during the reexamination interval period and collect as much information as possible for proper use of drugs for pediatric patients; and (ii) if a pharmaceutical manufacturer plans to conduct a clinical trial to set the dose of a pediatric drug to prepare application for manufacturing/marketing approval or after receiving the same approval, the reexamination interval period may be extended up to 10 years. In addition, since 2010 the MHLW has been promoting the development of children’s drugs that have been approved for use in Europe and the US but are not yet approved in Japan, so that they can be used as early as possible in Japan as well.
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
Regulation Outside the US, Japan and Europe
In addition to regulations in the US, Japan and Europe, we will be subject to a variety of regulations in other jurisdictions governing clinical studies of our candidate products, including medical devices. Regardless of whether we obtain FDA approval for a product candidate, we must obtain approval of the product candidate (including a medical device) by the comparable regulatory authorities of countries outside the US before we can commence clinical studies or marketing of the product candidate in those countries. The requirements for approval and the approval process vary from country to country, and the time may be longer or shorter than that required for FDA approval. Under certain harmonized medical device approval/clearance regulations outside the US, reference to US clearance permits fast-tracking of market clearance. Other regions are harmonized with EU standards, and therefore recognize the CE mark as a declaration of conformity to applicable standards. Furthermore, we must obtain any required pricing approvals in addition to regulatory approval prior to launching a product candidate in the approving country.
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
Early Access Programs in the European Union
Under EU law, member states are authorized to adopt national legal regimes for the supply or use of non-authorized drugs in case of therapeutic needs. The most common national legal regimes are compassionate use programs and named patient sales, but other national regimes for early access may be available, depending on the member state. For drugs that must be approved through the centralized procedure, such as orphan drugs, compassionate use programs are also regulated at the European level. ALIS is available in certain European countries under early access programs.
Special programs can be set up to make available to patients with an unmet medical need a promising drug which has not yet been authorized for their condition (compassionate use). As a general rule, compassionate use programs can only be put in place for drugs or biologics that are expected to help patients with life-threatening, long-lasting or seriously disabling illnesses who currently cannot be treated satisfactorily with authorized medicines, or who have a disease for which no medicine has yet been authorized. The compassionate use route may be a way for patients who cannot enroll in an ongoing clinical trial to obtain treatment with a potentially life-saving medicine. Compassionate use programs are coordinated and implemented by the EU member states, which decide independently how and when to open such programs according to national rules and legislation. Generally, doctors who wish to obtain a promising drug for their seriously ill patients will need to contact the relevant national authority in their respective country and follow the procedure that has been set up. Typically, the national authority keeps a register of the patients treated with the drug within the compassionate use program, and a system is in place to record any side effects reported by the patients or their doctors. Orphan drugs very often are subject to compassionate use programs due to their very nature (rare diseases are life-threatening, long-lasting or seriously disabling diseases) and the long time required for both their approval and effective marketing.
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
Different pricing and reimbursement schemes exist in other countries. In Japan, drugs can be sold on the market if they undergo the PMDA’s review of safety, effectiveness and quality and receive manufacturing/marketing approval. However, in order for drugs to be covered by the National Health Insurance, they must be included in a Drug Price List. The "Drug Pricing Organization," which is a division of the Central Social Insurance Medical Council (CSIMC), calculates the price of drugs, the general meeting of the CSIMC approves the calculated price, and the MHLW includes the drugs and the calculated price in the Drug Price List. After receiving manufacturing/marketing approval, drugs are included in the Drug Price List within 60 to 90 days unless the applicant disagrees, which may result in extended pricing negotiations. The MHLW updates the Drug Price List biennially after taking into account the survey result of the actual sales price of drugs and hearing the opinion of the CSIMC.
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
Fraud and Abuse and Other Laws
Physicians and other healthcare providers and third-party payers (government or private) often play a primary role in the recommendation and prescription of health care products. In the US and most other jurisdictions, numerous detailed requirements apply to government and private health care programs, and a broad range of fraud and abuse laws, transparency laws, and other laws are relevant to pharmaceutical companies. US federal and state healthcare laws and regulations in these areas include the following:

•	The federal anti-kickback statute;

•	The federal civil False Claims Act;

•	The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH);

•	The federal criminal false statements statute;

•	The price reporting requirements under the Medicaid Drug Rebate Program and the Veterans Health Care Act of 1992;

•	The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program; and

•	Analogous and similar state laws and regulations.
Similar restrictions apply in Japan and the member states of the EU, which have been set out by laws or industry codes of conduct.
Employees
As of December 31, 2017, we had a total of 214 employees, including 98 in research, clinical, regulatory, medical affairs and quality assurance; 20 in technical operations, manufacturing and quality control; 42 in general and administrative functions; and 54 in pre-commercial activities. We had 190 employees in the US and 24 employees in Europe. We anticipate increasing our headcount in 2018.
None of our employees are represented by a labor union and we believe that our relations with our employees are generally good. Generally, our employees are at-will employees; however, we have entered into employment agreements with certain of our executive officers.
Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act). We make available on our website at http://www.insmed.com, free of charge, copies of these reports as soon as reasonably practicable after filing, or furnishing them to, the SEC. The public can also obtain materials that we file with the SEC through the SEC's website at http://www.sec.gov or at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.
Also available through our website's "Investor Relations Corporate Governance" page are charters for the Audit, Compensation and Nominations and Governance committees of our board of directors, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics.
The references to our website and the SEC's website are intended to be inactive textual references only. Neither the information in or that can be accessed through our website, nor the contents of the SEC's website, are incorporated by reference in this Annual Report on Form 10-K.
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

Risks Related to Development, Regulatory Approval and Commercialization of our Product Candidates
The currently reported results of the CONVERT study and the 312 study are based on top-line and interim data for the studies and may differ from complete study results once additional data are received and evaluated.
The reported results of our CONVERT study consist of only top-line data from the first six months of the study and interim data regarding durability of culture conversion in patients off of all therapy for three months. Top-line data are based on a preliminary analysis of currently available efficacy and safety data, and therefore these results are subject to change following a comprehensive review of the more extensive data we expect to receive when the full set of six-month data becomes available. Top-line data are based on important assumptions, estimations, calculations and information currently available to us, and we have not received or had an opportunity to evaluate all of the six‑month data from the CONVERT study. As a result, the top-line six-month results may differ from the full six-month data, or different conclusions or considerations may qualify such top-line results, once the complete six-month data have been received and fully evaluated. Similarly, the durability data we have reported from the CONVERT study consist only of interim data for evaluable study participants who have completed treatment and continued in the study off all therapy for three months. The CONVERT study is ongoing, and subsequent data from the treatment and off-treatment phases of the study may differ from the reported top-line and interim results.
The reported results of our 312 study, which are discussed herein, consist only of interim data for evaluable study participants who have completed six months of treatment under the 312 study as of December 2017. The currently reported results are subject to change following a comprehensive review of the more extensive data we expect to receive when this study is completed. The 312 study is a twelve-month study and remains ongoing, and subsequent data from the study may differ from the reported interim results.
If these top-line and interim data differ from the results of the full six-month data or subsequent data from patients during the remainder of the treatment phase or the off‑treatment phase of the CONVERT study, or the full twelve-month data from the 312 study, our ability to obtain or maintain approval for, and commercialize, ALIS may be harmed, which could materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
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
Positive results from preclinical studies of a product candidate may not be predictive of similar results in human clinical trials, and promising results from earlier clinical trials of a product candidate may not be replicated in later clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late‑stage clinical trials even after achieving promising results in earlier stages of development. Accordingly, even if the full six‑month data for the primary endpoint of the CONVERT study, the interim durability data from the CONVERT study and the interim efficacy data from the 312 study are all positive, such data may not be predictive of the results from the remainder of either the CONVERT study or the 312 study, or future trials related to ALIS.

In addition, even if we believe our clinical trials for ALIS demonstrate promising results, regulators may decline to grant regulatory approval. Regulators may disagree with our interpretation of data or the study design or execution from our clinical trials and may refuse to accept our application for review or decline to grant approval based on effectiveness and/or safety concerns. For instance, in the fourth quarter of 2014, we filed a MAA with the EMA for ALIS as a treatment for, among other things, NTM lung disease in adult patients. The filing was based in part on data from our phase 2 study in patients with NTM lung disease. We subsequently withdrew our MAA after the CHMP concluded that the data submitted did not provide enough evidence to support an approval. We currently expect to submit an NDA to the FDA pursuant to Subpart H for ALIS based on the efficacy data from the CONVERT study through Month 6. Although we view the top-line six-month results and the interim durability data from the CONVERT study as promising, the FDA may not agree that the six-month data are sufficient to support submission, or that the six-month data and the available interim durability data are sufficient to support approval, of our NDA under Subpart H.
Further, even if we obtain approval for ALIS from a regulator, including from the FDA pursuant to Subpart H, confirmatory clinical studies will be required and could fail to demonstrate sufficient safety and efficacy to support continued approval. For instance, if we obtain approval from the FDA based on the NDA filing described above, the FDA may nonetheless conclude that the data generated from the remainder of the CONVERT study or the 312 study is not sufficient to support continued approval for ALIS in its approved indication, and the approval may be withdrawn.
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
We are required to obtain various regulatory approvals prior to studying our products in humans and then again before we market and distribute our products, and the failure to do so will prevent us from commercializing our products, which would materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock. The regulatory review and approval processes in the US, Japan and Europe require evaluation of preclinical studies and clinical studies, as well as the evaluation of our manufacturing processes and quality systems. Securing regulatory approval to market our products requires the submission of much more extensive preclinical and clinical data, manufacturing and quality information regarding the process and facility, scientific data characterizing our product and other supporting data to the regulatory authorities in order to establish its safety and effectiveness. These processes are complex, lengthy, expensive, resource intensive and uncertain. We have limited experience in submitting and pursuing applications necessary to gain these regulatory approvals. In addition, the FDA will conduct a rigorous review of any trade name we intend to use for our product candidates. Even after the FDA approves a trade name, the FDA may request that we adopt an alternative name for the product if adverse event reports indicate a potential for confusion with other trade names and medication error. If we are required to adopt an alternative name, the commercialization of ALIS could be delayed or interrupted, which would limit our ability to commercialize ALIS and generate revenues.
As described above, data submitted to regulators are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. For example, based on our communications with FDA to date, we need to demonstrate to FDA that our proposed in vitro release test (IVRT) is sufficient to ensure that amikacin is consistently released from batch to batch of ALIS and is discriminating of acceptable and unacceptable batches. Although we believe that our proposed testing methodology adequately characterizes the release of amikacin from the liposomal suspension, if FDA does not accept our proposed IVRT, the approval of ALIS could be prevented or delayed.
We may also encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a product and the period required for review of any application for regulatory agency approval of a particular product. For example, the FDA has designated ALIS for fast track, breakthrough therapy and QIDP status, all programs intended to expedite or streamline the development and regulatory review of the drug. If we were to lose the current designation under one or more of those programs, we could face various consequences, including delays in the FDA review and approval process. In addition, the FDA review and approval process could be delayed in the event of a federal government shutdown. Resolving such delays could force us or third parties to incur significant costs, could limit our allowed activities or the allowed activities of third parties, could diminish any competitive advantages that we or our third parties may attain or could adversely affect our ability to receive royalties, any of which could materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock. Even with these designations, there is no guarantee we will receive approval for ALIS on a timely basis, or at all.

Similarly, we are currently assessing regulatory strategies which could expedite the development and regulatory review of INS1007 in the US and the EU, but we may be unsuccessful in pursuing such strategies. The FDA recently denied our request for orphan drug designation for INS1007 in non-CF bronchiectasis. In addition, although we believe that INS1009 could be eligible for approval under Section 505(b)(2), and thus could rely at least in part on studies not conducted by or for us and for which we do not have a right of reference, we may not obtain approval from the FDA to use this pathway.
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
The development program with respect to any given product will take many years and thus delay our ability to generate profits associated with that product. In addition, potential products that appear promising at early stages of development may fail for a number of reasons, including the possibility that the products may require significant additional testing or turn out to be unsafe, ineffective, too difficult or expensive to develop or manufacture, too difficult to administer or unstable, or regulators may require additional testing to substantiate our claims. For instance, as described above, although we view the top-line six-month results from the CONVERT study and the interim data we have reported from the CONVERT study and 312 study as promising, our clinical studies of ALIS for refractory NTM lung disease caused by MAC are ongoing, and outcomes from those studies cannot be predicted. If we do not proceed with the development of our ALIS program in the NTM lung disease or CF indications, certain of our contract counterparties may elect to proceed with the development of these indications. Even if we are successful in obtaining regulatory approval for our product candidates, including ALIS, we may not obtain labeling that permits us to market them with commercially viable claims because the final wording of the approved indication may be restrictive, or the available clinical data may not provide adequate comparative data with other products.

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
We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA, MHLW, PMDA, EMA and other regulatory agencies.
We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA, MHLW, PMDA and EMA, which might prevent us from successfully designing, implementing, or completing the clinical trials required to support regulatory approval of our product candidates. Since our merger with Transave, we have not completed a regulatory filing and review process for, obtained regulatory approval of or commercialized any of our product candidates. The application processes for the FDA, MHLW, PMDA, EMA and other regulatory agencies are complex and difficult and vary by regulatory agency, and we have limited experience in conducting and managing the application processes necessary to obtain regulatory approvals in these various jurisdictions and might not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize ALIS or other product candidates, or might be significantly delayed in doing so, which may materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
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
Based on the top-line six-month data from the CONVERT study, we expect to submit an NDA under Subpart H to request accelerated approval for ALIS. The FDA may base accelerated approval for drugs intended to treat serious or life‑threatening illnesses on whether the drug has an effect on a surrogate endpoint or an intermediate clinical endpoint (other than survival or irreversible morbidity). We are using culture conversion as the surrogate endpoint in our CONVERT study. While we have discussed our protocol for potential accelerated approval under Subpart H with the FDA, the FDA has not indicated its agreement or disagreement with the protocol. In addition, the FDA has indicated that the results of the six-minute walk test, a secondary endpoint in the CONVERT study, will be important in assessing the clinical benefit of ALIS in this patient population. Developing clinical endpoints that are unsatisfactory to regulators could delay clinical trials and the FDA approval process, which could materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
Additionally, if ALIS or any of our other product candidates is approved based on a surrogate endpoint or an intermediate clinical endpoint under the accelerated approval program, the approval will be subject to the requirement that we study the product candidate further to verify and describe its clinical benefit. Thus, even if we are successful in obtaining accelerated approval in the US or under comparable pathways in other jurisdictions, we may face requirements and limitations that will adversely affect our prospects. For example, we may be approved only for a very limited indication, we may not successfully complete required post-approval trials, or such trials may not confirm the clinical benefit of our drug, and approval of the drug may be withdrawn.
For ALIS to be successfully developed and commercialized in a given market, in addition to regulatory approvals required for ALIS, the eFlow Nebulizer System must satisfy certain regulatory requirements and its use as a delivery system for ALIS must be approved or cleared by regulators.
ALIS is administered using the eFlow Nebulizer System. As such, the eFlow Nebulizer System must receive regulatory approval or clearance on its own or in conjunction with ALIS as a combination product in order for us to develop and commercialize ALIS. Although the eFlow Nebulizer System is CE marked by PARI in the EU, outside the EU, it is labeled as investigational for use in our clinical trials, including in the US, Japan, Canada and Australia. The eFlow Nebulizer System is not approved for commercial use in the US, Japan, Canada or certain other markets in which we may seek to commercialize ALIS.
In the US, we plan to seek approval of the eFlow Nebulizer System in conjunction with ALIS as a combination product through a single NDA submission, and the increased complexity of the review process in this circumstance may delay approval. Additionally, while we continue to work closely with PARI to coordinate efforts regarding regulatory requirements, we will be responsible for this NDA submission, and we, in consultation and collaboration with PARI, may not be successful in meeting the regulatory requirements for the eFlow Nebulizer System, which would prevent or delay our ability to bring ALIS to market or to market it successfully. Failure of PARI to successfully supply, or to maintain regulatory approval or clearance, of the eFlow Nebulizer System could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in ALIS reaching the market. Further, based on our discussions to date with the FDA, we conducted a human factors study for the eFlow Nebulizer System in preparation for submission of our NDA for ALIS. If the FDA does not find the results of that study to be acceptable, that might delay or prevent the approval of ALIS.
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
Delays in patient enrollment for our clinical trials, including in the WILLOW study, our global phase 2 study of INS1007 in non-CF bronchiectasis that currently is enrolling patients, such as those we encountered in enrolling the CONVERT study, could increase costs and delay ultimate commercialization and sales, if any, of our products. Once enrolled, patients may elect to discontinue participation in a clinical trial at any time. If patients elect to discontinue participation in our clinical trials at a higher rate than expected, we may be unable to generate the data required by regulators for approval of our product candidates.

Even if we obtain regulatory approval for ALIS or any of our other product candidates, we will continue to face extensive regulatory requirements and our products may face future development and regulatory difficulties.
Even if regulatory approval in the US is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing, including risk evaluation and mitigation strategies (REMS), or may impose ongoing requirements on us or our contract partners, including with respect to:

•	Labeling, such as a boxed warning or other warnings or contraindications;

•	Post-market surveillance, post-market studies or post-market clinical trials;

•	Packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other postmarket information;

•	Monitoring and reporting complaints, adverse events and instances of the failure of a product to meet specifications;

•	Compliance with cGMPs and certain quality systems requirements for device components;

•	Changes to the approved product, product labeling or manufacturing process;

•	Advertising and other promotional material; and

•	Disclosure of clinical trial results on publicly available databases.
In addition, the distribution, sale and marketing of our products are subject to a number of additional requirements, including:

•	State wholesale drug distribution laws and the distribution of our product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act of 1987;

•	Sales, marketing and promotion, scientific exchange, speaker programs, charitable donations and educational grant programs must comply with federal and state laws; and

•
Pricing and rebate arrangements must comply with reporting and payment obligations under the Medicaid drug rebate program, and additional laws and regulations apply to making products available to authorized users of the Federal Supply Schedule of the General Services Administration.

All of these activities also may be subject to federal and state consumer protection and unfair competition laws.
If we fail to comply with applicable regulatory requirements, a regulatory agency may:

•	Issue warning letters or untitled letters asserting that we are in violation of the law;

•	Seek an injunction or impose civil monetary penalties or pursue civil or criminal prosecutions and fines against our company or responsible officers;

•	Suspend or withdraw regulatory approval;

•	Suspend or terminate any ongoing clinical trials;

•	Refuse to approve pending applications or supplements to applications submitted by us;

•	Suspend or impose restrictions on operations, including costly new manufacturing requirements;

•	Seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall; and/or

•	Refuse to allow us to enter into supply contracts, including government contracts.

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
Even if we are able to successfully complete development of, obtain regulatory approval for, and bring to market our product candidates, they may not gain market acceptance by physicians, patients, third‑party payers and others in the medical community. If ALIS, or any other product candidate we bring to market, does not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of ALIS and any other product candidates, if approved for commercial sale, will depend on a number of factors, including:

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
We currently are building our marketing and sales organization, and we have limited experience as a company in marketing drug products. If we are unable to successfully market and sell our products after they are approved, our ability to generate product revenues will be adversely affected.
We are building our commercial organization for the marketing, market access, sales and distribution of our products. In order to commercialize ALIS or any other product candidates, we must develop these capabilities on our own or make arrangements with third parties for the marketing, sales and distribution of our products. The establishment and development of our own sales force is and will continue to be expensive and time consuming and could delay any product launch, and we may be unable to successfully develop this capability. As a result, we may seek one or more partners to handle some or all of the sales and marketing of ALIS in certain markets. However, we may not be able to enter into arrangements with third parties to sell ALIS on favorable terms or at all. In the event we are unable to develop our own marketing, market access, and sales force or collaborate with a third-party marketing, market access, and sales organization, we may not be able to successfully commercialize ALIS or any other product candidates that we develop, which would adversely affect our ability to generate product revenues. Further, whether we commercialize products on our own or rely on a third party to do so, our ability to generate revenue will be dependent on the effectiveness of the sales force.

If estimates of the size of the potential markets for our product candidates, including ALIS, are overstated or regulators limit the proposed treatment population for our product candidates, our ability to commercialize such product candidates successfully or achieve sufficient revenue to support our business could be materially adversely affected.
We have relied on currently available information from external sources, including market research funded by us and third parties, and internal analyses and calculations to estimate the potential market opportunities for NTM lung disease in 2018 in the US, Japan and the EU5. The externally sourced information used to develop these estimates has been obtained from sources we believe to be reliable, but we have not verified the data from such sources, and their accuracy and completeness cannot be assured. Similarly, our internal analyses and calculations are based upon management’s understanding and assessment of numerous inputs and market conditions, including, but not limited to, the projected increase in prevalence of NTM lung disease, Medicare patient population growth and ongoing population shifts to geographies with increased rates of NTM lung disease. These understandings and assessments necessarily require assumptions subject to significant judgment and may prove to be inaccurate. As a result, our estimates of the size of these potential markets for ALIS could prove to be overstated, perhaps materially. In addition, while we believe we have identified the physicians who treat the majority of the NTM lung disease patients in the US, we are relying on third party data to identify those physicians and to determine how to deploy our resources to market to those physicians. We cannot ensure that we are marketing our products to all appropriate physicians and we may therefore be limiting our market opportunity. We also cannot ensure that physicians will prescribe our products to the appropriate patients.
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
We currently rely, and expect that we will in the future continue to rely, on third parties for significant research, analytical services, preclinical development, clinical development and manufacturing of our product candidates. For example, almost all of our clinical trial work is done by CROs, such as SynteractHCR, Inc., our CRO for both the CONVERT and 312 studies, and clinical laboratories. Reliance on these third parties poses a number of risks, including the following:

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

•
Our potential inability to control the regulatory and contractual compliance of third parties, including their quality systems, processes and procedures, systems utilized to collect and analyze data, and equipment used to test drug product and/or clinical supplies;

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
We also rely on third parties to select and enter into agreements with clinical investigators to conduct clinical trials to support approval of our product candidates, and the failure of these third parties to appropriately carry out such evaluation and selection can adversely affect the quality of the data from these studies and, potentially, the approval of our products. In particular, as part of future drug approval submissions to the FDA, we must disclose certain financial interests of investigators who participated in any of the clinical studies being submitted in support of approval, or must certify to the absence of such financial interests. The FDA evaluates the information contained in such disclosures to determine whether disclosed interests may have an impact on the reliability of a study. If the FDA determines that financial interests of any clinical investigator raise serious questions of data integrity, the FDA can institute a data audit, request that we submit further data analyses, conduct additional independent studies to confirm the results of the questioned study, or refuse to use the data from the questioned study as a basis for approval. A finding by the FDA that a financial relationship of an investigator raises serious questions of data integrity, could delay or otherwise adversely affect approval of our products.
Such risks could materially harm our business, financial condition, results of operations and prospects and the value of our common stock.
We may not have, or may be unable to obtain, sufficient quantities of our product candidates to meet our required supply for clinical studies or commercialization requirements, which would materially harm our business.
We do not have any in‑house manufacturing capability other than for small-scale pre-clinical development programs and depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our product candidates on a clinical or commercial scale. For instance, we are and expect to remain dependent upon Therapure, Althea and eventually Patheon and other suppliers being able to provide an adequate supply of ALIS both for our clinical trials and for commercial sale in the event ALIS receives regulatory approvals. Althea currently manufactures ALIS at a relatively small scale. In order to meet potential commercial demand, if ALIS is approved, we funded a manufacturing expansion at Therapure in Canada that operates at a larger scale than Althea and have entered into certain agreements with Patheon related to increasing our long-term production capacity for ALIS commercial inventory. The agreements provide for Patheon to manufacture and supply ALIS for our anticipated commercial needs. However, Patheon’s supply obligations will commence only after certain technology transfer and construction services are completed. Any delay in Patheon’s supply obligations commencing, whether due to delays in technology transfer and construction or from adding Patheon to our NDA as a contract manufacturer, would increase the risks associated with either Therapure or Althea being unable to provide us with an adequate supply of ALIS.
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
We have incurred losses each previous year of our operation, except in 2009, when we sold our manufacturing facility and certain other assets to Merck, and we did not generate material revenue during the years ended December 31, 2017, 2016, 2015 or 2014. We expect to continue incurring operating losses for the foreseeable future. The process of developing and commercializing our products requires significant pre-clinical and clinical testing as well as regulatory approvals for commercialization and marketing before we are allowed to begin product sales. In addition, we are significantly expanding our sales and marketing organization and establishing contractual relationships to enable product manufacturing and other related activities to support commercialization of ALIS and our other product candidates, if approved. We expect that our activities, together with our general and administrative expenses, will continue to result in substantial operating losses for the foreseeable future. As of December 31, 2017, our accumulated deficit was $957.9 million. For the years ended December 31, 2017 and 2016, our consolidated net loss was $192.6 million and $176.3 million, respectively. To achieve and maintain profitability, we need to generate significant revenues from future product sales. The process of developing and commercializing our products will require significant expenditures for pre-clinical and clinical testing, regulatory approvals for commercialization and marketing, development of an internal or external sales and marketing organization and other related activities. Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the extent of any future losses, and we may never generate significant future revenues or achieve and sustain profitability.
We may need additional funds in the future to continue our operations, but we face uncertainties with respect to our ability to access capital.
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to incur substantial research and development expenses, and we expect to expend substantial financial resources to complete development of, seek regulatory approval for, and prepare for commercialization of ALIS. In addition, if we obtain regulatory approval for ALIS or any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may need additional capital to fund these expenses and our other research and development activities, including due to changes in our product development plans or misjudgment of expected costs, fund corporate development, maintain our intellectual property portfolio or resolve litigation. As of December 31, 2017, we had $381.2 million of cash and cash equivalents on hand. In January 2018, we completed a public offering of $450.0 million of convertible debt which resulted in net proceeds of approximately $435.8 million after underwriting fees and expenses. We expect our operating expenses, capital expenditures and long-term investments will be significantly higher in 2018 than in 2017, reflecting our investment in the build-out of our commercial organization to support global expansion activities for ALIS, including the potential launch of ALIS in the US in late 2018; the build-up of third-party manufacturing capacity and preparation of commercial inventory, which includes capital and long term investments; and continued investment in research and development (primarily associated with our ongoing and future clinical trials and clinical studies for ALIS and ongoing phase 2 program for INS 1007, along with advancement of other pipeline programs, including INS 1009) as well as general and administrative expenses. We do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable. If adequate funds are not available to us when needed, we will be forced to delay, restrict or eliminate all or a portion of our development programs or commercialization efforts.
Our loan agreement with Hercules contains covenants and other provisions that impose restrictions on our operations, which may adversely affect our ability to optimally operate our business or to maximize shareholder value.
Our loan agreement with Hercules, under which we had outstanding indebtedness of $55.6 million as of December 31, 2017, contains various restrictive covenants, including restrictions on our ability to incur additional debt, transfer or place a lien or security interest on our assets, including our intellectual property, merge with or acquire other companies, redeem or repurchase any shares of our capital stock or pay cash dividends to our shareholders. The loan agreement also contains certain other covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends). Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and Hercules may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the loan agreement. The interest-only period under the loan agreement extends through May 1, 2019. The maturity date of the loan facility is October 1, 2020. In February 2018, we notified Hercules that we will repay the A&R Loan Agreement in full on February 28, 2018. The total aggregate cash payable to Hercules for the early prepayment of debt, inclusive of accrued interest, the backend fee and an early payment penalty will be approximately $58.0 million.
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
We have indebtedness in the form of convertible senior notes which could adversely affect our financial position, prevent us from implementing our strategy, and dilute the ownership interest of our existing shareholders.

In January 2018, we completed an underwritten public offering of 1.75% convertible senior notes due 2025 (the Convertible Notes). The Convertible Notes may be convertible into common stock at an initial conversion rate of 25.5384 shares of common stock per $1,000 principal amount of Convertible Notes. We sold $450.0 million aggregate principal amount of the Convertible Notes, including the exercise in full of the underwriters’ option to purchase additional Convertible Notes. Our net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million were approximately $435.8 million. Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding October 15, 2024 only under certain circumstances. On or after October 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time. Upon conversion of the Convertible Notes, we will deliver cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The degree to which we are leveraged could have negative consequences such as the following:

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures, and less flexible in responding to changing economic conditions;

•	our ability to obtain financing in the future may be limited;

•	a substantial portion of our cash flows from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due;

•	we may elect to make cash payments upon conversion, which would reduce our available cash.

Our ability to pay principal or interest on or to refinance our indebtedness, including the indebtedness incurred as a result of the issuance of the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy any obligations under the Convertible Notes to make cash payments to noteholders or our obligations under any future indebtedness we may incur. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes or future indebtedness will depend on the capital markets. If we do not meet our debt obligations, it could materially adversely affect our results of operations, financial condition and the value of our common stock.

The conversion of some or all of the Convertible Notes will dilute the ownership interests of existing shareholders to the extent we deliver shares upon conversion of any of the Convertible Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, may have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of shareholders' equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we may be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We may report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.

    Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding October 15, 2024 only under certain circumstances. For example, holders may convert their Convertible Notes at their option during any quarter commencing after the quarter ending March 31, 2018 (and only during such quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price on each applicable trading day. If the Convertible Notes become convertible prior to October 15, 2024, we would be required to reclassify our Convertible Notes and the related debt issuance costs as current liabilities and certain portions of our equity outside of equity to mezzanine equity, which would have an adverse impact on our reported financial results for such quarter, and could have an adverse impact on the market price of our common stock and the trading price of the Convertible Notes.

     In addition, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method if we have the ability and intent to settle in cash, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that we will be able to continue to demonstrate the ability or intent to settle in cash or that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected.

In-process research and development (IPRD) comprised approximately 13% of our total assets as of December 31, 2017. A reduction in the value of our IPRD could have a material adverse effect on our results of operations, financial condition and the value of our common stock.
As a result of the merger with Transave, Inc. in 2010, we recorded an intangible IPRD asset of $77.9 million and goodwill of $6.3 million on our balance sheet. As a result of the clinical hold on ALIS announced in late 2011, we recorded a charge of $26.0 million in the fourth quarter of 2011 that reduced the value of IPRD to $58.2 million and reduced goodwill to zero. Potential future activities or results could result in additional writedowns of IPRD, which could materially adversely affect our results of operations, financial condition and the value of our common stock.
We may be unable to use certain of our net operating losses and other tax assets.
We have substantial tax loss carry forwards for US federal income tax and state income tax purposes, and beginning in 2015, we had tax loss carry forwards in Ireland as well. In general, our net operating losses and tax credits have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. In particular, our ability to fully use certain US tax loss carry forwards and general business tax credit carry forwards recorded prior to December 2010 to offset future income or tax liability is limited under section 382 of the Internal Revenue Code of 1986, as amended (the Code). Changes in the ownership of our stock, including those resulting from the issuance of shares of our common stock offerings or upon exercise of outstanding options, may limit or eliminate our ability to use certain net operating losses and tax credit carry forwards in the future.
Comprehensive tax reform legislation could adversely affect our business and financial condition.
On December 22, 2017, the US government signed into law comprehensive tax legislation, referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act introduced significant changes to the US tax laws.
The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income in respect of losses arising in taxable years beginning after 2017 and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Our federal net operating loss carryovers for taxable years beginning after 2017 will be carried forward indefinitely pursuant to the Tax Act.
The Tax Act did not have a material impact on our financial statements because our deferred temporary differences are fully offset by a valuation allowance and we do not have any significant offshore earnings from which to record the mandatory transition tax. However, given the significant complexity of the Tax Act, anticipated guidance from the US Treasury about implementing the Tax Act, and the potential for additional guidance from the SEC or the FASB related to the Tax Act, these estimates may be adjusted during the measurement period. We continue to examine the impact the Tax Act may have on our business. Notwithstanding the reduction in the federal corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.

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
Acquisitions involve a number of operational risks, including:

•	Failure to achieve expected synergies;

•	Difficulty and expense of assimilating the operations, technology and personnel of the acquired business;

•	Our inability to retain the management, key personnel and other employees of the acquired business;

•	Our inability to maintain the acquired company’s relationship with key third parties, such as alliance partners;

•	Exposure to legal claims for activities of the acquired business prior to the acquisition;

•	The diversion of our management’s attention from our core business; and

•	The potential impairment of goodwill and write-off of IPRD costs, adversely affecting our reported results of operations and financial condition.
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
If we make one or more significant acquisitions or enter into a significant collaboration in which the consideration includes cash, we may be required to use a substantial portion of our available cash and/or need to raise additional capital. For instance, in September and October of 2016 we borrowed $30.0 million under our loan agreement with Hercules to fund the payment due under the license agreement with AstraZeneca and this investment, as with any acquisition or collaboration, may not be successful.
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
Our prospects for generating revenue and achieving profitability depend heavily upon the availability of adequate reimbursement for the use of our approved products from governmental and other third-party payers, both in the US and in other markets. We expect a substantial majority of potential future ALIS revenues would come from Medicare reimbursement. Reimbursement by a third-party payer may depend upon a number of factors, including the third-party payer’s determination that use of a product is:

•	A covered benefit under its health plan;

•	Safe, effective and medically necessary;

•	Appropriate for the specific patient;

•	Cost-effective; and

•	Neither experimental nor investigational.
Obtaining a determination of coverage and reimbursement for a product from each government or other third-party payer is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payer. We may not be able to provide data sufficient to gain a positive coverage and reimbursement determination or we might need to conduct post‑marketing studies in order to demonstrate the cost-effectiveness of any future products to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payer determines that a product is eligible for reimbursement, the payer may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-US regulatory authorities. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, also may not be sufficient to cover our costs and may not be made permanent. Subsequent approvals of competitive products could result in a detrimental change to the reimbursement of our products.

There is a significant focus in the US healthcare industry and elsewhere on cost containment and value. We expect changes in the Medicare program and state Medicaid programs, as well as managed care organizations and other third-party payers, to continue to put pressure on pharmaceutical product pricing. For instance, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) expanded Medicare outpatient prescription drug coverage for the elderly through Part D prescription drug plans sponsored by private entities and authorized such plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. The plans generally negotiate significant price concessions as a condition of formulary placement. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs, which is generally believed to have resulted in lower Medicare reimbursement for physician-administered drugs. These cost reduction initiatives and other provisions of this legislation provide additional pressure to contain and reduce drug prices and could decrease the coverage and price that we receive for any approved products and could seriously harm our business. Although the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations when setting their own reimbursement rates, and any reimbursement reduction resulting from the MMA may result in a similar reduction in payments from private payers. Additionally, the Patient Protection and Affordable Care Act (ACA) revised the definition of “average manufacturer price” for reporting purposes and increased the minimum percentage for Medicaid drug rebates to states, and has imposed a significant annual fee on companies that manufacture or import branded prescription drug products. We believe it is likely that the ACA, or any legislation enacted to amend or replace it, will continue the pressure on pharmaceutical pricing, especially under the Medicare program, and also may increase our regulatory burdens and operating costs. If one or more of our product candidates reaches commercialization, such changes may have a significant impact on our ability to set a price we believe is fair for our products and may adversely affect our ability to generate revenue and achieve or maintain profitability. We expect further federal and state proposals and health care reforms to continue to be proposed by legislators and/or the US President, which could limit the prices that can be charged for the products we develop and may limit our commercial opportunity. In addition, any reduction of assistance from independent charitable organizations that provide co-pay assistance to Medicare patients could limit the ability of the primarily elderly NTM lung disease patient population to afford ALIS.
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
In the US, we are subject to various federal and state health care “fraud and abuse” laws, including anti‑kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under these laws. Violations of fraud and abuse laws may be punishable by criminal and/

or civil sanctions, including fines or exclusion or suspension from federal and state health care programs such as Medicare and Medicaid and debarment from contracting with the US government, and our business, financial condition, results of operations and prospects and the value of our common stock may be adversely affected. Our reputation could also suffer. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.
Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. Some states, as well as other countries, including France, require the disclosure of certain payments to health care professionals. Health record privacy laws may limit access to information identifying those individuals who may be prospective users. There are ambiguities as to what is required to comply with these state requirements, and we could be subject to penalties if a state determines that we have failed to comply with an applicable state law requirement.
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
Additionally, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented through litigation, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection we may have for our products. US patents and patent applications may also be subject to interference or derivation proceedings, and US patents may be subject to re‑examination proceedings, reissue, post-grant review and/or inter partes review in the PTO. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. See Intellectual Property - ALIS Patents and Trade Secrets in Item 1 of Part I of this Annual Report on Form 10‑K for the year ended December 31, 2017 (2017 Annual Report) for more information on our European patent that was previously opposed, the decision of which is now under appeal by Generics (UK) Ltd. Another of our European patents has been opposed by Generics (UK) Ltd., and was revoked in November 2017. We intend to appeal that decision, and the patent remains enforceable during the appeal. These European patents have statutory expiration dates in 2026 and 2023, respectively, not including additional term that might be added via a Supplementary Protection Certificate.
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
We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, advisors, collaborators, and other third parties and partners to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information or may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, third parties may independently develop or discover our trade secrets and proprietary information. Regulators also may disclose information we consider to be proprietary to third parties under certain circumstances, including in response to third-party requests for such disclosure under the Freedom of Information Act or comparable laws. Additionally, the FDA, as part of its Transparency Initiative, continues to consider whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time whether and how the FDA’s disclosure policies may change in the future.
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
The drug research and development industry has a history of intellectual property litigation, and we may be involved in costly intellectual property disputes which may prevent or delay our product development efforts, prevent us from commercializing our products or increase the costs of commercializing our products.
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
We may also have to undertake costly litigation or engage in other proceedings, such as interference or inter partes review, to enforce any patents issued or licensed to us, to confirm the scope and validity of our or a licensor’s proprietary rights or to defend against allegations that we have infringed a third party’s intellectual property rights. Such proceedings are likely to be time consuming and may divert management attention from operation of our business, and could have a material adverse effect on our business, financial condition, results of operations and prospects and the value of our common stock.
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
We are a party to licensing agreements with PARI and AstraZeneca, which we view as material to our business. For additional information regarding the terms of these agreements, see Business - License and Other Agreements in Item 1 of Part I of this 2017 Annual Report. Under our license agreement with AstraZeneca, AstraZeneca retains a right of first negotiation pursuant to which it may exclusively negotiate with us before we can negotiate with a third party regarding any transaction to develop or commercialize INS1007, subject to certain exceptions. While this right of first negotiation is not triggered by a change of control, it may impede or delay our ability to consummate certain other transactions involving INS1007.
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
In addition, there are other amikacin products that have been approved by the FDA, MHLW and other regulatory agencies for use in other indications, and physicians may elect to prescribe those products rather than ALIS to treat the indications for which ALIS may receive approval, which is commonly referred to as off-label use. Although regulations prohibit a drug company from promoting off-label use of its product, the FDA and other regulatory agencies do not regulate the practice of medicine and cannot direct physicians as to what product to prescribe to their patients. As a result, we would have limited ability to prevent any off-label use of a competitor’s product to treat diseases for which we have received FDA or other regulatory agency approval, even if such use violates our patents or any statutory exclusivities that FDA may grant for the use of amikacin to treat such diseases. If we are unable to compete successfully, it will materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
If another party obtains orphan drug exclusivity for a product that is essentially the same as a product we are developing for a particular indication, we may be precluded or delayed from commercializing the product in that indication.
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition. The company that obtains the first regulatory approval from the FDA for a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. Similar laws exist in the EU with a term of ten years. See Business - Government Regulation - Orphan Drugs in Item 1 of Part I of this 2017 Annual Report for additional information. If a competitor obtains approval of the same drug for the same indication or disease before us, and the FDA grants such orphan drug exclusivity, we would be prohibited from obtaining approval for our product for seven or more years, unless our product can be shown to be clinically superior. In addition, even if we obtain orphan exclusivity, the FDA may approve another product during our orphan exclusivity period for the same indication under certain circumstances.
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
We expect to expand our development, manufacturing, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
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

We, certain of our executive officers and directors and the underwriters from a prior securities offering were subject to a recently dismissed securities class action lawsuit, which, if a second amended complaint is filed, may require significant management and board time and attention and significant expense to us and result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and prospects and the value of our common stock.
We, certain of our executive officers and directors and the underwriters from a prior securities offering were named as defendants in a securities class action lawsuit initially filed on July 15, 2016. The amended complaint, filed December 15, 2016, alleged that we and certain of our executive officers and directors violated Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended (the Securities Act), and that we, certain of our executive officers and the underwriters violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder of the Exchange Act, by making materially false and misleading statements and omissions relating to the development of ALIS and/or related requests for regulatory approval. It also alleged that the defendant officers and directors violated Section 15 of the Securities Act and that the defendant officers violated Section 20(a) of the Exchange Act. On February 15, 2018, the Court issued a decision granting our motion and dismissing the amended complaint without prejudice. The lead plaintiff has until March 19, 2018 to file a second amended complaint.  For additional information, see Note 11, Commitments and Contingencies, in Item 1 of Part I of this 2017 Annual Report. While we believe that we have substantial legal and factual defenses to the claims that were asserted in the class action and intend to continue vigorously defend the case if a second amended complaint is filed, this lawsuit could divert our management’s and board’s attention from other business matters, the outcome of the litigation is difficult to predict and quantify, and the defense against the underlying claims will likely be costly. The ultimate resolution of this matter could result in payments of monetary damages or other costs, materially and adversely affect our business, financial condition and results of operations, and adversely affect our reputation and prospects, and consequently, could negatively impact the value of our common stock.

We have insurance policies related to some of the risks associated with our business, including directors’ and officers’ liability insurance policies. However, there is no assurance that our insurance coverage will be sufficient or that our insurance carriers will cover all claims in that litigation. If we are not successful in our defense of the claims asserted in the putative action and those claims are not covered by insurance or exceed our insurance coverage, we may have to pay damage awards, indemnify our executive officers and directors from damage awards that may be entered against them and pay the costs and expenses incurred in defense of, or in any settlement of, such claims. In addition, we are indemnifying the underwriters that are party to this action against the claims asserted against them, and these costs and expenses might not be covered by insurance.

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
We currently have limited operations outside of the US. As of December 31, 2017, we had 24 employees located in Europe, and we have suppliers located around the world. In order to meet our long‑term goals, we will need to grow our international operations over the next several years, including in Japan, and continue to source material used in the manufacture of our product candidates from abroad. Consequently, we are and will continue to be subject to additional risks related to operating in foreign countries, including:

•	Our limited experience operating our business internationally;

•	An inability to achieve the optimal pricing and reimbursement for ALIS or subsequent changes in reimbursement, pricing and other regulatory requirements;

•	Any implementation of, or changes to, tariffs, trade barriers and other import-export regulations in the US or other countries in which we, or our third-party partners, operate;

•	Unexpected adverse events related to ALIS or our other product candidates occurring in foreign markets that we have not experienced in the US;

•
Economic and political conditions, including geopolitical events, such as war and terrorism, foreign currency fluctuations and inflation, which could result in increased or unpredictable operating expenses and reduced revenues and other obligations incident to doing business in, or with a company located in, another country;

•
Changes resulting from (i) the uncertainty and instability in economic and market conditions caused by the UK’s vote to exit the European Union; and (ii) the uncertainty regarding how the UK’s access to the EU Single Market and the wider trading, legal, regulatory and labor environments will be impacted by the UK’s vote to exit the European Union, including the resulting impact on our business; and

•
Compliance with foreign or US laws, rules and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import, export and trade restrictions, anti-bribery/anti-corruption laws, regulations or rules, which could lead to actions by us or our licensees, distributors, manufacturers, other third parties who act on our behalf or with whom we do business in foreign countries or our employees who are working abroad that could subject us to investigation or prosecution under such foreign or US laws.

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
Although we have general liability insurance coverage, including coverage for errors and omissions, our insurance may not cover all claims, continue to be available on reasonable terms or be sufficient in amount to cover one or more large claims; additionally, the insurer may disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition, results of operations and prospects and the value of our common stock.
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
Our operations are subject to anti-corruption laws, including the US Foreign Corrupt Practices Act (FCPA), the UK Bribery Act and other anti-corruption laws that apply in countries where we do business. The FCPA, UK Bribery Act and these other laws generally prohibit us, our employees and our intermediaries from making prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. The CONVERT study includes more than 125 sites in 18 countries, and we are conducting the 312 study and plan to conduct the WILLOW study, our global phase 2 study of INS1007 in non-CF bronchiectasis, at a broad range of trial sites around the world. Certain of these jurisdictions pose a risk of potential FCPA violations, and we have relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
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
We may not be effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anti‑corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and prospects and the value of our common stock. Likewise, even an investigation by US or foreign authorities of potential violations of the FCPA other anti-corruption laws or Trade Control laws could have an adverse impact on our reputation, business, financial condition, results of operations and prospects and the value of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We currently lease 56,617 square feet of laboratory and office space in Bridgewater, New Jersey. The initial term of the lease will expire in November 2019, and we have the option to extend the lease for two additional five year periods beyond the initial term. We also lease 14,311 square feet of additional laboratory space located in Bridgewater, NJ for which the initial lease term expires in September 2021. In addition, we lease office space in Ireland, the Netherlands and Japan.
ITEM 3.    LEGAL PROCEEDINGS
On July 15, 2016, a lawsuit captioned Hoey v. Insmed Incorporated, et al, No. 3:16-cv-04323-FLW-TJB (D.N.J. July 15, 2016) was filed in the US District Court for the District of New Jersey on behalf of a putative class of investors who purchased our common stock from March 18, 2013 through June 8, 2016. The complaint alleged that we and certain of our executives violated Sections 10(b) and 20(a) of the Exchange Act by misrepresenting and/or omitting the likelihood of the EMA approving our European MAA for use of ALIS in the treatment of NTM lung disease and the likelihood of commercialization of ALIS in Europe.

On October 25, 2016, the Court issued an order appointing Bucks County Employees Retirement Fund as lead plaintiff for the putative class. On December 15, 2016, the lead plaintiff filed an amended complaint that shortens the putative class period for the Exchange Act claims to March 26, 2014 through June 8, 2016 and adds claims under Sections 11, 12, and 15 of the Securities Act on behalf of a putative class of investors who purchased common stock in or traceable to our March 31, 2015 public offering. The amended complaint names as defendants in the Securities Act claims the Company, certain directors and officers, and the investment banks who served as underwriters in connection with the secondary offering. The amended complaint alleges defendants violated the Securities Act by using a purportedly misleading definition of “culture conversion” and supposedly failing to disclose in the offering materials purported flaws in its Phase 2 study that made the secondary offering risky or speculative. The amended complaint seeks damages in an unspecified amount. We moved to dismiss the amended complaint on March 1, 2017. The lead plaintiff opposed the motion on May 17, 2017 and we provided our reply brief on July 11, 2017. On July 20, 2017, the plaintiff asked for leave to file a sur-reply in further opposition to our motion to dismiss the amended complaint, which we had opposed.

On February 15, 2018, the Court issued a decision granting our motion and dismissing the amended complaint without prejudice. The lead plaintiff has until March 19, 2018 to file a second amended complaint.  If a second amended complaint is filed, we intend to continue to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of the lawsuit.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our trading symbol is "INSM." Our common stock currently trades on the Nasdaq Global Select Market. Until February 3, 2014, our common stock traded on the Nasdaq Capital Market. The following table lists the high and low sale prices per share for our common stock on a quarterly basis for both 2017 and 2016.

Fiscal Year 2017	High	Low
Fourth Quarter	$32.94	$25.81
Third Quarter	$31.39	$11.49
Second Quarter	$19.35	$14.61
First Quarter	$17.51	$12.74

Fiscal Year 2016	High	Low
Fourth Quarter	$15.49	$10.21
Third Quarter	$15.35	$9.75
Second Quarter	$14.53	$9.02
First Quarter	$18.60	$10.53
On February 1, 2018, the last reported sale price for our common stock on the Nasdaq Global Select Market was $26.37 per share. As of February 1, 2018, there were 138 holders of record of our common stock.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Insmed Incorporated, the NASDAQ Composite Index,
the S&P 500 Index, the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index
_________________________________

*    $100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.
ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data reflects our consolidated statements of operations and consolidated balance sheets as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The data below should be read in conjunction with, and is qualified by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Historical Statement of Operations Data:
Revenues	$—	$—	$—	$—	$11,500
Operating expenses:
Research and development	109,749	122,721	74,277	56,292	44,279
General and administrative	79,171	50,679	43,216	31,073	22,236
Total operating expenses	188,920	173,400	117,493	87,365	66,515
Operating loss	(188,920)	(173,400)	(117,493)	(87,365)	(55,015)
Investment income	1,624	604	261	58	166
Interest expense	(5,925)	(3,498)	(2,889)	(2,415)	(2,412)
Other income (expense), net	300	119	(33)	141	(33)
Loss before income taxes	(192,921)	(176,175)	(120,154)	(89,581)	(57,294)
Income tax (benefit) provision	(272)	98	(1,971)	(10,422)	(1,221)
Net loss	$(192,649)	$(176,273)	$(118,183)	$(79,159)	$(56,073)
Basic and diluted net loss per share	$(2.89)	$(2.85)	$(2.02)	$(1.84)	$(1.60)
Weighted average basic and diluted common shares outstanding	66,576	61,892	58,633	43,095	34,980
Historical Balance Sheet Data:
Cash, cash equivalents and short-term investments	$381,165	$162,591	$282,876	$159,226	$113,894
Total assets	$462,047	$237,956	$356,556	$230,864	$176,498
Current portion of long-term debt	$—	$—	$3,113	$—	$3,283
Debt, long-term	$55,567	$54,791	$22,027	$24,856	$16,338
Total shareholders' equity	$361,059	$154,483	$311,698	$186,237	$143,324

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
EXECUTIVE OVERVIEW
Insmed is a global biopharmaceutical company focused on the unmet needs of patients with rare diseases. Our operations are based on the technology and products historically developed by Transave. We have legal entities in the US, Ireland, Germany, France, the United Kingdom (UK), the Netherlands and Japan.
We have not generated material revenue to date, except for in 2013, and through December 31, 2017, we had an accumulated deficit of $957.9 million. We have financed our operations primarily through the public offerings of our equity securities and debt financings. Although it is difficult to predict our future funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents as of December 31, 2017 will enable us to fund our operations for at least the next 12 months.
We expect that over the next few years we will continue to incur losses from operations as we increase our expenditures in research and development in connection with our ongoing and future clinical trials, and for expenses related to the preparation for the commercial launch of ALIS globally, if approved.
PIPELINE PROGRESS
ALIS for Patients with NTM Lung Disease

Our lead product candidate is ALIS, a novel, once-daily liposomal formulation of amikacin that is in late-stage clinical development for adult patients with treatment refractory NTM lung disease caused by MAC, a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Amikacin solution for parenteral administration is an established drug that has activity against a variety of NTM; however, its use is limited by the need to administer it intravenously and by toxicity to hearing, balance, and kidney function (Peloquin et al., 2004). Unlike amikacin solution for intravenous administration, our advanced liposome technology uses charge-neutral liposomes to deliver amikacin directly to the lung where it is taken up by the lung macrophages where the NTM infection resides. This technology prolongs the release of amikacin in the lungs, while minimizing systemic exposure thereby, offering the potential for decreased systemic toxicities. ALIS’s ability to deliver high levels of amikacin directly to the lung distinguishes it from intravenous amikacin. ALIS is administered once-daily, using a portable aerosol delivery system, via an optimized, investigational eFlow® Nebulizer System manufactured by PARI.

The FDA has designated ALIS as an orphan drug, a breakthrough therapy, and a QIDP for NTM lung disease. Orphan designation features seven years of post-approval marketing exclusivity in the approved indication, and QIDP features an additional five years of post-approval exclusivity in the approved indication. As a result, ALIS could have 12 years of post-approval marketing exclusivity in the US, if approved. A QIDP-designated product is eligible for fast track status and is often granted priority review status. A priority review designation for a drug which is not a NME means the FDA’s goal is to take action on the NDA within six months following the receipt of the NDA.

The CONVERT Study and 312 Study

CONVERT Top-Line Efficacy Data
We announced top-line data for the CONVERT study on September 5, 2017. The CONVERT study enrolled 336 adult patients with NTM lung disease caused by MAC who were refractory to at least six months of treatment on current GBT of a multi-drug regimen. After a screening period of up to 10 weeks, eligible patients were randomized 2:1 to once-daily ALIS plus GBT or GBT only. The primary endpoint of the study was the proportion of patients achieving culture conversion, which we defined as three consecutive monthly negative sputum cultures, by month six. Based on top-line results, the CONVERT study met its primary endpoint, with 29% of patients in the ALIS plus GBT arm achieving culture conversion, compared to 9% of patients in the GBT-only arm (p<0.0001).

We also reported top-line data for certain secondary and exploratory endpoints for the first six months of the study. Top-line data for the six-minute walk test indicated no statistically significant difference between patients in the two arms of the study. However, an analysis of these data (per a pre-specified exploratory endpoint) showed that patients who achieved culture conversion in either arm demonstrated an improvement in six-minute walk distance when compared to patients who did not culture convert (p=0.0108). Top-line data for the secondary endpoint of time to conversion demonstrated that patients in the GBT-only arm took approximately 30% longer to convert when compared to patients on ALIS plus GBT (p<0.0001). We are continuing our analysis of the impact of conversion on a variety of other clinical measures.
The protocol for the CONVERT study incorporates feedback from the FDA and the EMA via its scientific advice working party process, as well as local health authorities in other countries, including Japan’s PMDA. Because the CONVERT study met the primary endpoint of culture conversion at month six based on the top-line results, we plan to submit an NDA for ALIS to the FDA by the end of March 2018 pursuant to Subpart H, which permits the FDA to approve a product candidate based on a surrogate or intermediate endpoint subject to the requirement that we conduct post-approval studies to verify and describe the clinical benefit of the product. We expect to receive a six-month priority review from the FDA. We believe that efficacy data from the CONVERT study at month six will be sufficient to support the accelerated approval of ALIS. We expect that full approval would be contingent on FDA review of, among other things, the final analyses of durability of culture conversion for converters.

CONVERT Top-Line Safety and Tolerability Data

Approximately 98% of patients in the ALIS plus GBT arm of the CONVERT study experienced at least one treatment-emergent adverse event (TEAE), compared to 91% of patients in the GBT-only arm, with most events being mild or moderate in severity. A greater percentage of patients in the ALIS plus GBT arm than in the GBT-only arm experienced TEAEs involving dysphonia, cough, haemoptysis, dyspnoea, oropharyngeal pain, diarrhea, nausea, and fatigue. Based on our review of the top‑line study safety data, the incidence of dysphonia, cough and dyspnoea among patients in the ALIS plus GBT arm generally decreased after the second study month. Approximately 20% and 18% of patients in the ALIS plus GBT arm and GBT-only arm of the study, respectively, experienced at least one serious treatment emergent adverse event (STEAE). The table below provides additional information regarding certain STEAEs experienced by patients in the CONVERT study.

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

There were no distinctions between treatment arms for adverse events of hearing loss or renal impairment, side effects commonly associated with the intravenous use of amikacin. As of September 2017, the overall dropout rate in the CONVERT study was 16.1%, with an 8.9% dropout rate in the GBT-only arm and a 19.6% dropout rate in the ALIS plus GBT arm. As of December 2017, the overall dropout rate in the CONVERT study was 18% (n=60/336).

CONVERT Long-Term Durability Data

We also recently announced interim data on the durability of culture conversion, as defined by patients that have completed treatment and continued in the CONVERT study off all therapy for three months, which we expect will be the endpoint necessary to support full regulatory approval in the US. The following data are interim results observed through December 2017, and have not been further analyzed. As of December 2017, of the 75 patients achieving culture conversion in the CONVERT study, 53 of these patients were evaluable for durability of culture conversion three months after the completion of treatment. Interim data for durability of culture conversion as of December 2017 on these 53 patients are detailed below:

	Evaluable Number of Patients as of December 2017 (At Least Three Months Post Treatment) *	Percent with Durable Culture Conversion Three Months After Completion of All Treatment
Converters in the ALIS + GBT arm (n=65)	46	60.9% (28/46)
Converters in the GBT‑only arm (n=10)	7	0.0% (0/7)

* Evaluable number of patients includes all patients who reached three months post-treatment and all patients who discontinued prior to three months post-treatment.

312 Study

All non-converters in the CONVERT study, as determined at the month eight visit, may be eligible to enter the 312 study, which is a separate 12-month, single-arm, open-label study. The purpose of the 312 study is to evaluate the safety and tolerability of longer-term treatment with ALIS added to GBT. The secondary endpoints of the 312 study include evaluating the proportion of patients achieving culture conversion (three consecutive monthly negative sputum cultures) by month six and the proportion of patients achieving culture conversion by month 12 (end of treatment).

312 Study Interim Efficacy Data
We recently announced interim data for the 312 study, which enrolled 163 adult patients with NTM lung disease caused by MAC who completed six months of treatment in the CONVERT study, but did not demonstrate culture conversion by Month 6. The following data are interim results observed through December 2017, and have not been further analyzed. Patients in the ALIS plus GBT arm of the CONVERT study and patients in the GBT-only arm of the CONVERT study who did not achieve culture conversion by Month 6 had the option to enroll in the 312 study at Month 8. Under the study protocol, patients from both arms of the CONVERT study will receive 12 months of ALIS plus GBT in the 312 study. We will also use the data from this trial to further assess the impact of the addition of ALIS to background GBT on sputum culture conversion, by Month 6.
As of December 2017, of the 163 patients enrolled in the 312 study, 124 patients were evaluable for culture conversion. Descriptive interim culture conversion data as of December 2017 for these 124 patients are detailed below. The interim culture conversion data has not been statistically analyzed.

	Number of Patients Completing Six Months of Treatment in the 312 study as of December 2017 **	Percent Achieving Sputum Culture Conversion by Month 6 in the 312 study
Patients who received GBT only in the 212 study and crossed over to receive six months of treatment with ALIS + GBT (n=90)	67	28.4% (19/67)
Patients who received ALIS + GBT in the 212 study and crossed over to continue treatment in the 312 study, to receive a combined total of 14 months of ALIS + GBT treatment in both studies (n=73)	57	12.3% (7/57)
** Includes all patients completing six months of treatment, all patients who discontinued prior to six months and for all ongoing patients prior to six months who completed two months of treatment.
312 Study Interim Safety and Tolerability Data
We have not yet performed a final analysis of any safety data for the 312 study. However, based on an interim review of data available from the 312 study, we believe that STEAEs were similar to the STEAEs we reported in September 2017 as part of our top-line data results for the 212 study. As of December 2017, the overall dropout rate in the 312 study was 24% (n=39/163).

Further Research and Lifecycle Management for ALIS

We are currently exploring and supporting research and lifecycle management programs for ALIS beyond refractory NTM lung infections caused by MAC. Specifically, we are evaluating future study designs focusing on the MAC disease treatment pathway, including front-line treatment and monotherapy maintenance to prevent recurrence (defined as true relapse or reinfection) of NTM lung disease. In addition, we are evaluating non-MAC NTM species, such as M. abscessus. If the data from the CONVERT study are sufficient to support our MAAs and regulatory bodies approve ALIS, such lifecycle management studies could enable us to reach more potential patients. These initiatives may include new clinical studies sponsored by us or investigator-initiated studies, which are clinical studies initiated and sponsored by physicians or research institutions with funding from us.

INS1007

INS1007 is a small molecule, oral, reversible inhibitor of DPP1, which we in-licensed from AstraZeneca in October 2016. DPP1 is an enzyme responsible for activating neutrophil serine proteases in neutrophils when they are formed in the bone marrow. Neutrophils are the most common type of white blood cell and play an essential role in pathogen destruction and inflammatory mediation. Neutrophils contain the neutrophil serine proteases, neutrophil elastase, proteinase 3, and cathepsin G, that have been implicated in a variety of inflammatory diseases. In chronic inflammatory lung diseases, neutrophils accumulate in the airways and release active neutrophil serine proteases in excess that cause lung destruction and inflammation. INS1007 may decrease the damaging effects of inflammatory diseases, such as non-CF bronchiectasis, by inhibiting DPP1 and its activation of neutrophil serine proteases. Non-CF bronchiectasis is a progressive pulmonary disorder in which the bronchi become permanently dilated due to chronic inflammation and infection. Currently, there is no cure, and we are not aware of any FDA-approved therapies specifically indicated for non-CF bronchiectasis.

The WILLOW Study

The WILLOW study, a global phase 2, randomized, double-blind, placebo-controlled, parallel group, multi-center clinical study to assess the efficacy, safety and tolerability, and pharmacokinetics of INS1007 administered once daily for 24 weeks in subjects with non-CF bronchiectasis. We commenced enrollment in the WILLOW study in December 2017. In addition, we are exploring the potential of INS1007 in various neutrophil-driven inflammatory conditions.

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
Since 2011, we have focused our development activities principally on our proprietary, advanced liposomal technology designed specifically for inhalation lung delivery. In 2015, we commenced the CONVERT study for ALIS for adult patients with treatment refractory NTM lung disease. In 2015, we also completed an open-label extension study in which CF patients that completed our phase 3 trial received ALIS for a period of two years. The majority of our research and development expenses have been for our ALIS development programs. Our development efforts in 2017 and 2016 principally related to the development of ALIS in the NTM lung disease indication described above.
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

RESULTS OF OPERATIONS
Comparison of the Years Ended December 31, 2017 and 2016
Net Loss
Net loss for the year ended December 31, 2017 was $192.6 million, or $2.89 per common share—basic and diluted, compared with a net loss of $176.3 million, or $2.85 per common share—basic and diluted, for the year ended December 31, 2016. The $16.4 million increase in our net loss for the year ended December 31, 2017 as compared to the same period in 2016 was due to:

•
Decreased R&D expenses of $13.0 million primarily resulting from the $30.0 million upfront payment for the license agreement entered into with AstraZeneca for exclusive global rights to INS1007 in October 2016, offset in part by, an increase in expenses related to the WILLOW study and higher compensation and related expenses due to an increase in headcount; and

•
Increased general and administrative expenses of $28.5 million resulting from an increase in pre-commercial planning activities, including external consulting expenses, and higher compensation and related expenses due to an increase in headcount.

In addition, there was a $2.4 million increase in interest expense resulting from the increase in our debt in the second half of 2016.
R&D Expenses
R&D expenses for the years ended December 31, 2017 and 2016 were comprised of the following (in thousands):

	Years Ended December 31,		Increase (decrease)
	2017	2016	$	%
External Expenses
Clinical development and research	$40,511	$35,890	$4,621	12.9%
INS1007 license payment	—	30,000	(30,000)	(100.0)%
Manufacturing	19,808	17,313	2,495	14.4%
Regulatory, quality assurance, and medical affairs	7,308	4,064	3,244	79.8%
Subtotal—external expenses	$67,627	$87,267	$(19,640)	(22.5)%
Internal Expenses
Compensation and related expenses	$34,180	$28,513	$5,667	19.9%
Other internal operating expenses	7,942	6,941	1,001	14.4%
Subtotal—internal expenses	$42,122	$35,454	$6,668	18.8%
Total	$109,749	$122,721	$(12,972)	(10.6)%
R&D expenses decreased to $109.7 million during the year ended December 31, 2017 from $122.7 million in the same period in 2016. The $13.0 million decrease was due to a $30.0 million upfront payment under the AZ License Agreement related to INS1007 in October 2016 and a $3.7 million decrease in expenses relating to INS1009. These decreases were partially offset by a $10.2 million increase in raw materials purchases and expenses related to the WILLOW trial for INS1007 and a $5.7 million increase in compensation and related expenses, including stock-based compensation, due to an increase in headcount. There was also an increase of $3.2 million due to increased regulatory, quality assurance and medical affairs consulting expenses and medical grants.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2017 and 2016 were comprised of the following (in thousands):

	Years Ended December 31,		Increase (decrease)
	2017	2016	$	%
General & administrative	$46,249	$35,291	$10,958	31.1%
Pre-commercial expenses	32,922	15,388	17,534	113.9%
Total general & administrative expenses	$79,171	$50,679	$28,492	56.2%
General and administrative expenses increased to $79.2 million during the year ended December 31, 2017 from $50.7 million in the same period in 2016. The $28.5 million increase was primarily due to an increase of $12.8 million in consulting fees relating to pre-commercial planning activities, an increase of $7.7 million due to higher compensation costs related to an increase in headcount, and a one-time payment in October 2017 related to the buy-down of future royalties payable to PARI on the global net sales of ALIS, if approved.
Interest Expense
Interest expense was $5.9 million during the year ended December 31, 2017 as compared to $3.5 million in the same period in 2016. The $2.4 million increase in interest expense in 2017 relates primarily to an increase in our borrowings from Hercules in September and October of 2016. We entered into an Amended and Restated Loan Agreement (A&R Loan Agreement) with Hercules which increased our borrowing capacity by an additional $30.0 million to an aggregate total of $55.0 million. The increase in borrowings under the A&R Loan Agreement was used to fund the upfront payment owed under the AZ License Agreement for the exclusive global rights to INS1007.
Income tax (benefit) provision
The income tax (benefit) provision was $(0.3) million and $0.1 million for the years ended December 31, 2017 and 2016, respectively. The income tax (benefit) for the year ended December 31, 2017 reflects the reversal of the valuation allowance related to alternative minimum tax (AMT) that we paid in 2009. As a result of the Tax Act, we recorded a noncurrent receivable to reflect the tax amount due to us in future periods relating to a refund due for the prior AMT paid. In addition, the income tax (benefit) provision for the years ended December 31, 2017 and 2016 reflects current income tax expense recorded as a result of taxable income in certain of our subsidiaries in Europe.

On December 22, 2017 the Tax Act was signed into law. The Tax Act introduced significant changes to the Code. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income in respect of losses arising in taxable years beginning after 2017 and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Our federal net operating loss carryovers for taxable years beginning after 2017 will be carried forward indefinitely pursuant to the Tax Act. Notwithstanding the reduction in the federal corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The Tax Act did not have a material impact on our financial statements because our deferred temporary differences are fully offset by a valuation allowance and we do not have any significant offshore earnings from which to record the mandatory transition tax. However, given the significant complexity of the Tax Act, anticipated guidance from the US Treasury about implementing the Tax Act, and the potential for additional guidance from the SEC or the FASB related to the Tax Act, these estimates may be adjusted during the measurement period. We continue to examine the impact the Tax Act may have on our business.
Comparison of the Years Ended December 31, 2016 and 2015
Net Loss
Net loss for the year ended December 31, 2016 was $176.3 million, or $2.85 per common share—basic and diluted, compared with a net loss of $118.2 million, or $2.02 per common share—basic and diluted, for the year ended December 31, 2015. The $58.1 million increase in our net loss for the year ended December 31, 2016 as compared to the same period in 2015 was due to:

•
Increased R&D expenses of $48.4 million primarily resulting from a $30.0 million upfront payment for the license agreement entered into with AstraZeneca for exclusive global rights to INS1007 in October 2016 (AZ License Agreement), an increase in clinical trial expenses related to the CONVERT study and higher compensation and related expenses due to an increase in headcount; and

•
Increased general and administrative expenses of $7.5 million resulting from an increase in pre-commercial planning activities, legal and consulting expenses and higher compensation and related expenses, including an increase in noncash stock-based compensation, related to an increase in headcount.

In addition, there was a $2.1 million decrease in the income tax benefit resulting from the sale of a portion of our New Jersey State net operating losses (NOLs) under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the Program) for cash of $2.0 million in 2015.
R&D Expenses
R&D expenses for the years ended December 31, 2016 and 2015 were comprised of the following:

	Years Ended December 31,		Increase (decrease)
	2016	2015	$	%
External Expenses
Clinical development and research	$35,890	$24,972	$10,918	43.7%
INS1007 license payment	30,000	—	30,000	nm
Manufacturing	17,313	22,121	(4,808)	(21.7)%
Regulatory, quality assurance, and medical affairs	4,064	4,173	(109)	(2.6)%
Subtotal—external expenses	$87,267	$51,266	$36,001	70.2%
Internal Expenses
Compensation and related expenses	$28,513	$18,666	$9,847	52.8%
Other internal operating expenses	6,941	4,345	2,596	59.7%
Subtotal—internal expenses	$35,454	$23,011	$12,443	54.1%
Total	$122,721	$74,277	$48,444	65.2%

R&D expenses increased to $122.7 million during the year ended December 31, 2016 from $74.3 million in the same period in 2015. The $48.4 million increase was due to a $30.0 million upfront payment under the AZ License Agreement related to INS1007 in October 2016, a $10.9 million increase in external clinical development expenses primarily related to the CONVERT study and a $9.8 million increase in compensation and related expenses, including stock-based compensation, due to an increase in headcount. These increases were partially offset by a $4.8 million decrease in manufacturing expenses primarily due to the completion of the build-out of our production area at Therapure's facility in 2015.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2016 and 2015 were comprised of the following (in thousands):

	Years Ended December 31,		Increase (decrease)
	2016	2015	$	%
General & administrative	$35,291	$30,614	$4,677	15.3%
Pre-commercial expenses	15,388	12,602	2,786	22.1%
Total general & administrative expenses	$50,679	$43,216	$7,463	17.3%
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
Income tax (benefit) provision
The income tax (benefit) provision was $0.1 million and $(2.0) million for the years ended December 31, 2016 and 2015, respectively. The income tax provision for the year ended December 31, 2016 reflects current income tax expense recorded as a result of taxable income in certain our subsidiaries in Europe. The income tax benefit recorded for the year ended December 31, 2015 primarily reflects the reversal of a valuation allowance previously recorded against our New Jersey State NOLs that resulted from the sale of a portion of our New Jersey State NOLs under the Program for cash of $2.0 million, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash. In 2015, we reached the lifetime maximum cap of NOLs that can be sold to the State of New Jersey. Therefore, we received no cash proceeds from the Program in 2016 and will not receive cash proceeds from the Program in the future.

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
We may need to raise additional capital to fund our operations, to develop and commercialize ALIS if approved, to develop INS1007 and INS1009, and to develop, acquire, in-license or co-promote other products that address orphan or rare diseases. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. We may opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. We expect such additional funding, if any, would be used to continue to develop our potential product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products. During 2018, we plan to continue to fund further clinical development of ALIS and INS1007, support efforts to obtain regulatory approvals, and prepare for commercialization of ALIS. Our cash requirements in 2018 will be impacted by a number of factors, the most significant of which are expenses related to the CONVERT and 312 studies and pre-commercialization efforts for ALIS, and to a lesser extent, expenses related to INS1007 and future ALIS clinical trials. We expect our operating expenses in 2018 to increase significantly as compared to 2017.
In January 2018, we completed an underwritten public offering of 1.75% convertible senior notes due 2025. We sold $450.0 million aggregate principal amount of the Convertible Notes, including the exercise in full of the underwriter's option to purchase additional Convertible Notes. Our net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were $435.8 million.

In September 2017, we completed an underwritten public offering of 14,123,150 shares of our common stock, which included the underwriter’s exercise in full of its over-allotment option of 1,842,150 shares, at a price to the public of $28.50 per share.  Our net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses of $24.8 million, were $377.7 million.
In April 2015, we completed an underwritten public offering of 11,500,000 shares of our common stock, which included the underwriter's exercise in full of its over-allotment option of 1,500,000 shares, at a price to the public of $20.65 per share. Our net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses of $14.5 million, were $222.9 million.
Cash Flows
As of December 31, 2017, we had total cash and cash equivalents of $381.2 million, as compared with $162.6 million as of December 31, 2016. The $218.6 million increase was due to the cash provided by financing activities in excess of our operating activities. Our working capital was $344.8 million as of December 31, 2017 as compared with $140.4 million as of December 31, 2016.
Net cash used in operating activities was $159.6 million and $146.7 million for the years ended December 31, 2017 and 2016, respectively. The net cash used in operating activities during 2017 and 2016 was primarily for the clinical, regulatory, manufacturing and pre-commercial activities related to ALIS, including in 2017 the exercise of an option to buy-down the future royalties payable to PARI. In 2017, there were increases in raw materials purchases and expenses related to the WILLOW study for INS1007. In addition, in the fourth quarter of 2016, we made a payment of $30.0 million to AstraZeneca under the AZ License Agreement for INS1007.
Net cash used in investing activities was $3.0 million and $4.2 million for the years ended December 31, 2017 and 2016, respectively. The net cash used in investing activities during 2017 was primarily related to the investment in our long-term production capacity build-out at Patheon and for the build out of our lab facility in Bridgewater, New Jersey. Net cash used in investing activities during 2016 was primarily related to payments for the build out of our headquarters and lab facility in Bridgewater, New Jersey.
Net cash provided by financing activities was $381.1 million and $30.7 million for the years ended December 31, 2017 and 2016, respectively. Net cash provided by financing activities during 2017 included net cash proceeds of $377.7 million from our issuance of 14.1 million shares of common stock in September 2017 and cash proceeds received from stock option exercises. Net cash provided by financing activities for the year ended December 31, 2016 was primarily net cash proceeds from the issuance of debt.
Contractual Obligations
On June 29, 2012, we and our domestic subsidiaries, as co-borrowers, entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (as subsequently amended, the Prior Loan Agreement) under which we borrowed an aggregate of $25.0 million at an interest rate of 9.25%. We paid an "end of term" charge of $390,000 in January 2016, which was charged to interest expense (and accreted to the debt) using the effective interest method over the life of the Prior Loan Agreement.
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

The interest rate for the term is floating and is defined as the greater of (i) 9.25% or (ii) 9.25% plus the sum of the US prime rate minus 4.50%, along with a backend fee of 4.15% of the aggregate principal amount outstanding and an aggregate facility fee of $337,500. The interest-only period extends through November 1, 2018, but can be extended up to six months under certain conditions. The maturity date of the loan facility was also extended to October 1, 2020. In connection with the Company generating and announcing top-line data from the CONVERT study on September 5, 2017 that supports the filing of an NDA, along with the completion of the equity financing, the interest-only period was automatically extended through May 1, 2019 and the requirement to have a consolidated minimum cash liquidity in an amount no less than $25.0 million was eliminated.
In connection with the A&R Loan Agreement, we granted Hercules a first position lien on all of our assets, excluding intellectual property. Prepayment of the loans made pursuant to the A&R Loan Agreement is subject to penalty. The backend fee of 4.15% on the aggregate outstanding principal balance will be charged to interest expense (and accreted to the debt) using the effective interest method over the original life of the A&R Loan Agreement. Debt issuance fees paid to the lender were recorded as a discount on the debt and are being amortized to interest expense using the effective interest method over the life of the A&R Loan Agreement. In February 2018, we notified Hercules that we will repay the A&R Loan Agreement in full on February 28, 2018. The total aggregate cash payable to Hercules for the early prepayment of debt, inclusive of accrued interest, the backend fee and an early payment penalty will be approximately $58.0 million.
We have an operating lease for office and laboratory space located in Bridgewater, NJ, our corporate headquarters, for which the initial lease term expires in November 2019. Future minimum rental payments under this lease total approximately $2.0 million. In July 2016, we signed an operating lease for additional laboratory space located in Bridgewater, NJ for which the initial lease term expires in September 2021. Future minimum rental payments under this lease are $1.9 million.
In September 2015, we entered into a Commercial Fill/Finish Services Agreement (the Fill/Finish Agreement) with Althea, for Althea to produce, on a non-exclusive basis, ALIS in finished dosage form at a 50 kg scale. Under the Fill/Finish Agreement, we are obligated to pay a minimum of $2.7 million for the batches of ALIS produced each calendar year during the term of the Fill/Finish Agreement. The Fill/Finish Agreement was effective as of January 1, 2015, and had an initial term that was to end on December 31, 2017. In 2016, we signed an extension of the agreement through December 31, 2019 and it may be extended for additional two-year periods upon mutual written agreement of the Company and Althea at least one year prior to the expiration of its then-current term.
As of December 31, 2017, future payments under our long-term debt agreements, minimum future payments under non-cancellable operating leases and minimum future payment obligations are as follows:

		As of December 31, 2017 Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Debt obligations
Debt maturities	$55,000	$—	$55,000	$—	$—
Contractual interest	14,871	5,158	9,713	—	—
Operating leases	3,917	1,521	1,898	498	—
Purchase obligations	5,400	2,700	2,700	—	—
Total contractual obligations	$79,188	$9,379	$69,311	$498	$—
This table does not include: (a) any milestone payments which may become payable to third parties under our license and collaboration agreements as the timing and likelihood of such payments are not known; (b) any royalty payments to third parties as the amounts of such payments, timing and/or the likelihood of such payments are not known; (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above; (d) the January 2018 underwritten public offering of 1.75% convertible senior notes due 2025 in the aggregate principal amount of $450.0 million; or (e) any payments related to the agreements mentioned below.
We currently have a licensing agreement with PARI for the use of the optimized eFlow Nebulizer System for delivery of ALIS in treating patients with NTM lung infections, CF and bronchiectasis. Under the licensing agreement, we have rights under several US and foreign issued patents, and patent applications involving improvements to the optimized eFlow Nebulizer System, to exploit such system with ALIS for the treatment of such indications, but we cannot manufacture such nebulizers except as permitted under our Commercialization Agreement with PARI. Under the licensing agreement, we paid PARI an upfront license fee and PARI is entitled to receive milestone payments up to an aggregate of €4.3 million either in cash, qualified stock or a combination of both, at PARI's discretion, based on achievement of certain future milestone events including, first acceptance of MAA submission (or equivalent) in the US of ALIS and the device, first receipt of marketing approval in the US for ALIS and the device, and first receipt of marketing approval in a major EU country for ALIS and the device. In addition, PARI is entitled to receive royalty payments in the mid-single digits on the annual global net sales of ALIS pursuant to the licensing agreement, subject to certain specified annual minimum royalties. In October 2017, we exercised an option to buy-down the future royalties that will be payable to PARI. The payment to PARI was included as a component of general and administrative expenses in the fourth quarter of 2017.
In July 2014, we entered into a Commercialization Agreement with PARI for the manufacture and supply of eFlow nebulizer systems and related accessories (the Device) as optimized for use with ALIS. Under the Commercialization Agreement, PARI manufactures the Device except in the case of certain defined supply failures, when the Company will have the right to make the Device and have it made by third parties (but not certain third parties deemed under the Commercialization Agreement to compete with PARI). The Commercialization Agreement has an initial term of 15 years from the first commercial sale of ALIS pursuant to the licensing agreement (the Initial Term). The term of the Commercialization Agreement may be extended by us for an additional five years by providing written notice to PARI at least one year prior to the expiration of the Initial Term.
In October 2017, we entered into certain agreements with Patheon related to increasing our long-term production capacity for ALIS commercial inventory. The agreements provide for Patheon to manufacture and supply ALIS for our anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ALIS. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. Our manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon have given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The investment in our long-term production capacity build-out, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $60.0 million and will be incurred over the next three to four years.
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
In February 2014, we entered into a contract manufacturing agreement with Therapure for the manufacture of ALIS at a 200 kg scale. Pursuant to the agreement, we collaborated with Therapure to construct a production area for the manufacture of ALIS in Therapure's existing manufacturing facility in Canada. Therapure manufactures ALIS for us on a non-exclusive basis. The agreement has an initial term of five years from the first date on which Therapure delivers ALIS to us after we obtain permits related to the manufacture of ALIS, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years' prior written notice to the other party. Under the agreement, we are obligated to pay certain minimum amounts for the batches of ALIS produced each calendar year.

In 2004 and 2009, we entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby we received $1.7 million and $2.2 million for each respective agreement in research funding for the development of ALIS. If ALIS becomes an approved product for patients with CF in the US, we will owe a payment to CFFT of up to $13.4 million that is payable over a three-year period after approval as a commercialized drug in the US. Furthermore, if certain global sales milestones are met within five years of the drug's commercialization, we would owe an additional payment of $3.9 million. Since there is significant development and regulatory risk associated with ALIS, including with respect to the CF indication, we have not accrued these obligations.
Future Funding Requirements
To date, we have not generated material revenue from ALIS, and we do not know when, or if, we will generate such revenue. We do not expect to generate such revenue unless or until we obtain marketing approval of, secure reimbursement for, and commercialize, ALIS. We may need to raise additional capital to fund our operations, to develop and commercialize ALIS, to develop INS1007 and INS1009, and to develop, acquire, in-license or co-promote other products that address orphan or rare diseases. Our future capital requirements may be substantial and will depend on many factors, including:

•	the timing and cost of our anticipated clinical trials of ALIS for the treatment of patients with NTM lung infections;

•
the decisions of the FDA, MHLW, PMDA and EMA with respect to our applications for marketing approval of ALIS in the US, Japan and Europe; the costs of activities related to the regulatory approval process; and the timing of approvals, if received;

•	the cost of putting in place the sales and marketing capabilities necessary to be prepared for a potential commercial launch of ALIS, if approved;

•	the cost of filing, prosecuting, defending, and enforcing patent claims;

•	the timing and cost of our anticipated clinical trials, including INS1007 and the related milestone payments due to AstraZeneca;

•	the costs of our manufacturing-related activities;

•	the costs associated with commercializing ALIS, if we receive marketing approval; and

•	subject to receipt of marketing approval, the levels, timing and collection of revenue received from sales of approved products, if any, in the future.
In April 2015, we generated net proceeds of $222.9 million from the issuance of 11.5 million shares of common stock. In September 2017, we completed an underwritten public offering of 14,123,150 shares of our common stock, which included the underwriter’s exercise in full of its over-allotment option of 1,842,150 shares, at a price to the public of $28.50 per share.  Our net proceeds from the sale of the shares, after deducting the underwriter’s discount and offering expenses of $24.8 million, were $377.7 million. In January 2018, we completed an underwritten public offering of 1.75% convertible senior notes due 2025. We sold $450.0 million aggregate principal amount of the Convertible Notes, including the exercise in full of the underwriters' option to purchase additional Convertible Notes. Our net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were approximately $435.8 million. The Convertible Notes bear interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. We believe that we have sufficient capital resources to support scheduled interest payments on this debt. On September 30, 2016, the total committed amount under the A&R Loan Agreement with Hercules was increased to $55.0 million, $25.0 million of which was previously outstanding. During the fourth quarter of 2016, we drew down the remaining commitment. In February 2018, we notified Hercules that we will repay the A&R Loan Agreement in full on February 28, 2018. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. However, our business strategy may require us to raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise.
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

CRITICAL ACCOUNTING POLICIES
Preparation of financial statements in accordance with generally accepted accounting principles in the US requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions. We continually evaluate these estimates and assumptions. The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts of revenue reported in our consolidated statements of comprehensive loss are affected by estimates and assumptions, which are used for, but not limited to, the accounting for research and development, stock-based compensation, identifiable intangible assets, and accrued expenses. The accounting policies discussed below are considered critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment. Actual results could differ from our estimates. For additional accounting policies, see Note 2 to our Consolidated Financial Statements—Summary of Significant Accounting Policies.
Research and Development
Research and development expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving our research and development functions, and other internal operating expenses, the cost of manufacturing our drug candidate for clinical study, including the medical devices for drug delivery, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, research and development expenses include payments to third parties for the license rights to products in development (prior to marketing approval). Our expenses related to manufacturing our drug candidate and medical devices for clinical study are primarily related to activities at CMOs that manufacture ALIS, and to a lesser extent, our other clinical product requirements. Our expenses related to clinical trials are primarily related to activities at CROs that conduct and manage clinical trials on our behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.
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
The following table summarizes the assumptions used in determining the fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Volatility	71% - 79%	74% - 77%	78% - 82%
Risk-free interest rate	1.73% - 2.13%	1.00% - 1.90%	1.31% - 1.75%
Dividend yield	0.0%	0.0%	0.0%
Expected option term (in years)	6.25	6.25	6.25
For the years ended December 31, 2017, 2016 and 2015, the volatility factor was based on our historical volatility during the expected term or since the closing of our merger with Transave, Inc. in December 2010. The risk-free interest rate is based on the US Treasury yield in effect at the date of grant. Estimated forfeitures were based on the actual percentage of option forfeitures since the closing of the Company’s merger with Transave, Inc. in December 2010 for the years ended December 31, 2016 and 2015. Beginning with the year ended December 31, 2017, estimated forfeitures were based on the actual percentage of option forfeitures over the expected option term.
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

Recent Accounting Pronouncements—Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. We will adopt ASU 2014-09 in the first quarter of 2018 and the impact of adoption will not be material to our consolidated financial statements.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2017, our cash and cash equivalents were in cash accounts or were invested in money funds. Such accounts or investments are not insured by the federal government.
As of December 31, 2017, we had $55.0 million of fixed rate borrowings bearing interest at 9.25% outstanding under the A&R Loan Agreement with Hercules. If a 10% change in interest rates was to have occurred on December 31, 2017, this change would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds and Japanese Yen. Fluctuations in foreign currency exchange rates do not materially affect our results of operations. During 2017, 2016 and 2015, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 8 is included in our Financial Statements and Supplementary Data listed in Item 15 of Part IV of this 2017 Annual Report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the periodic reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act , as a process designed by, or under the supervision of, our principal executive and principal financial and accounting officers and effected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.
Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on our internal control over financial reporting. The report of Ernst & Young LLP is contained in Item 15 of Part IV of this Annual Report on Form 10-K.
ITEM 9B.    OTHER INFORMATION
None

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Election of Directors, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in our definitive proxy statement for our 2018 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Compensation Discussion and Analysis, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation and Director Compensation in our definitive proxy statement for our 2018 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Compensation Discussion and Analysis, Security Ownership of Certain Beneficial Owners, Directors and Management in our definitive proxy statement for our 2018 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Election of Class II Directors and Certain Relationships and Related Transactions in our definitive proxy statement for our 2018 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference from the discussion responsive thereto under the caption Corporate Governance and Ratification of Independent Registered Public Accounting Firm in our definitive proxy statement for our 2018 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report.

PART IV
ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.
1.     FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page 84:
(i)Reports of Independent Registered Public Accounting Firm
(ii)Consolidated Balance Sheets as of December 31, 2017 and 2016
(iii)Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2017, 2016 and 2015
(iv)Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2017, 2016 and 2015
(v)Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
(vi)Notes to Consolidated Financial Statements
2.    FINANCIAL STATEMENT SCHEDULES.
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

4.2
Indenture, dated as of January 26, 2018, by and between the Company and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to Insmed Incorporated’s Current Report on Form 8-K filed on January 26, 2018).

4.3
First Supplemental Indenture, dated as of January 26, 2018, by and between the Company and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.2 to Insmed Incorporated’s Current Report on Form 8-K filed on January 26, 2018).

4.4	Form of 1.75% Convertible Senior Note due 2025 (included in Exhibit 4.3).

10.1**	Insmed Incorporated Amended and Restated 2000 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to Insmed Incorporated's Form 10-Q filed on May 7, 2013).

10.2**	Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 99.1 to Insmed Incorporated's Registration Statement on Form S-8 filed on May 24, 2013).

10.3**	Insmed Incorporated 2015 Incentive Plan (incorporated by reference from Exhibit 99.1 to Insmed Incorporated's Registration Statement on Form S-8 filed on May 28, 2015).

10.4**	Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Form 10-Q filed August 3, 2017).

10.5**
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

10.7**
Form of Award Agreement for Restricted Stock Units issued to directors pursuant to the Insmed Incorporated 2015 Incentive Plan (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Form 10-Q filed May 3, 2017).

10.8**	Form of Restricted Unit Award Agreement under the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.4 to Insmed Incorporated’s Form 10-Q filed August 3, 2017).

10.9**
Form of Award Agreement for an Incentive Stock Option pursuant to the Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 10.5 to Insmed Incorporated's Form 10-K filed on March 6, 2014).

10.10**
Form of Award Agreement for a Non-Qualified Stock Option pursuant to the Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 10.6 to Insmed Incorporated's Form 10-K filed on March 6, 2014).

10.11**
Form of Award Agreement for a Non-Qualified Stock Option pursuant to the Insmed Incorporated 2015 Incentive Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Form 10-Q filed May 3, 2017).

10.12**	Form of Non-Qualified Stock Option Agreement Under the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.5 to Insmed Incorporated’s Form 10-Q filed August 3, 2017).

10.13**	Form of Non-Qualified Stock Option Inducement Award Agreement (incorporated by reference from Exhibit 10.6 to Insmed Incorporated’s Form 10-Q filed August 3, 2017).

10.14**
Employment Agreement, effective as of September 10, 2012, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on September 11, 2012).

10.15
Amended and Restated Loan and Security Agreement, dated as of September 30, 2016, by and between Insmed Incorporated, Celtrix Pharmaceuticals, the subsidiaries joined thereto, the lenders party thereto and Hercules Capital, Inc., as agent (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on November 3, 2016).

10.16
Settlement, license and development agreement, dated March 5, 2007, between Insmed Incorporated, Insmed Therapeutic Proteins, Inc., Celtrix Pharmaceuticals, Tercica Inc., and Genentech, Inc. (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on 10-Q filed on May 10, 2007 (SEC file no. 000-30739)).

10.17
License agreement, dated April 25, 2008, between Transave, Inc. and PARI Pharma GmbH, and Amendments No. 1-4 thereto (incorporated by reference from Exhibit 10.22 to Insmed Incorporated's Annual Report on Form 10-K filed on March 18, 2013).

10.17.1
Amendment No. 5 to License Agreement between Transave, Inc. and PARI Pharma GmbH, effective as of October 5, 2015 (incorporated by reference from Exhibit 10.14.1 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.17.2
Amendment No. 6 to License Agreement between Transave, Inc. and PARI Pharma GmbH, effective as of October 9, 2015 (incorporated by reference from Exhibit 10.14.2 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.18**
Employment Agreement, effective as of July 29, 2013, between Insmed Incorporated and Christine Pellizzari (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed on November 5, 2013).

10.19**	Insmed Incorporated Senior Executive Bonus Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Form 10-Q filed on November 5, 2013).

10.20
Lease, dated December 31, 2013, between Denver Road, LLC and Insmed Incorporated (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on January 3, 2014).

10.20.1
First Amendment to Lease, dated April 29, 2014, between Denver Road, LLC and Insmed Incorporated (incorporated by reference from Exhibit 10.17.1 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.20.2
Second Amendment to Lease, dated November 20, 2015, between Denver Road, LLC and Insmed Incorporated (incorporated by reference from Exhibit 10.17.2 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.21
Form of Indemnification Agreement entered into with each of the Company's directors and officers (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on January 16, 2014).

10.22
Contract Manufacturing Agreement, dated February 7, 2014, between Insmed Incorporated and Therapure Biopharma Inc. (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed on May 8, 2014).

10.23
Amending Agreement, dated March 13, 2014, between Insmed Incorporated and Therapure Biopharma Inc. (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Form 10-Q filed on May 8, 2014).

10.24
Commercialization Agreement dated July 8, 2014 between Insmed Incorporated and PARI Pharma GmbH (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed on November 6, 2014).

10.25
Stock Purchase Agreement, dated as of December 15, 2014, by and between Insmed Incorporated and Hercules Technology Growth Capital, Inc. (incorporated by reference from Exhibit 10.28 to Insmed Incorporated's Form 10-K filed on February 27, 2015).

10.26
Master Agreement for Services, dated as of August 27, 2014, by and between Insmed Incorporated and SynteractHCR, Inc. (incorporated by reference from Exhibit 10.29 to Insmed Incorporated's Form 10-K filed on February 27, 2015).

10.27
Work Order 1, dated as of December 30, 2014, by and between Insmed Incorporated and SynteractHCR, Inc. (incorporated by reference from Exhibit 10.30 to Insmed Incorporated's Form 10-K filed on February 27, 2015).

10.28
Change in Scope 1 to Work Order 1, dated as of May 27, 2016, by and between Insmed Incorporated and SynteractHCR, Inc. (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Form 10-Q filed August 4, 2016).

10.29**
Employment Agreement, effective as of January 2, 2013, between Insmed Incorporated and S. Nicole Schaeffer (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Form 10-Q filed on May 7, 2015).

10.30
Commercial Fill/Finish Services Agreement between Insmed Incorporated and Ajinomoto Althea, Inc., dated as of September 15, 2015 (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed November 6, 2015).

10.31
Lease Agreement, effective as of July 1, 2016, by and between Insmed Incorporated and CIP II/AR Bridgewater Holdings, LLC (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed August 4, 2016).

10.32**
Employment Agreement, effective as of September 27, 2016, between Insmed Incorporated and Roger Adsett (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Form 10-Q filed November 3, 2016).

10.33*	License Agreement, dated October 4, 2016, between Insmed Incorporated and AstraZeneca AB (incorporated by reference from Exhibit 10.29 to Insmed Incorporated’s Form 10-K filed February 23, 2017).

10.34
Extension of Commercial Fill/Finish Services Agreement between Insmed Incorporated and Ajinomoto Althea, Inc., dated as of November 30, 2016 (incorporated by reference from Exhibit 10.30 to Insmed Incorporated’s Form 10-K filed February 23, 2017).

10.35
Amendment to Employment Agreement, effective as of September 26, 2016, between Insmed Incorporated and Christine Pellizzari (incorporated by reference from Exhibit 10.31 to Insmed Incorporated’s Form 10-K filed February 23, 2017).

10.36
Amendment to Employment Agreement, effective as of September 26, 2016, between Insmed Incorporated and S. Nicole Schaeffer (incorporated by reference from Exhibit 10.32 to Insmed Incorporated’s Form 10-K filed February 23, 2017).

10.37	Employment Agreement, effective as of June 1, 2017, between Insmed Incorporated and Paolo Tombesi (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Form 10-Q filed August 3, 2017).

10.38
Employment Agreement, effective as of June 1, 2017, between Insmed Incorporated and Paul D. Streck (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Form 10-Q filed August 3, 2017).

10.39*	Manufacturing and Supply Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (filed herewith).

10.40*	Technology Transfer Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (filed herewith).

21.1	Subsidiaries of Insmed Incorporated (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

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

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2018.

INSMED INCORPORATED a Virginia corporation (Registrant)
By:	/s/ WILLIAM H. LEWIS
William H. Lewis President and Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2018.

Signature	Title

/s/ WILLIAM H. LEWIS	President and Chief Executive Officer (Principal Executive Officer) and Director
William H. Lewis

/s/ PAOLO TOMBESI	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Paolo Tombesi

/s/ DONALD HAYDEN, JR.	Chairman of the Board of Directors
Donald Hayden, Jr.

/s/ ALFRED F. ALTOMARI	Director
Alfred F. Altomari

/s/ DAVID R. BRENNAN	Director
David R. Brennan

/s/ STEINAR J. ENGELSEN, M.D.	Director
Steinar J. Engelsen, M.D.

/s/ DAVID W.J. MCGIRR	Director
David W.J. McGirr

/s/ MYRTLE POTTER	Director
Myrtle Potter

/s/ MELVIN SHAROKY, M.D.	Director
Melvin Sharoky, M.D.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated
Opinion of the Financial Statements
We have audited the accompanying consolidated balance sheets of Insmed Incorporated (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1999, but we are unable to determine the specific year.

Iselin, New Jersey
February 23, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated

Opinion on Internal Control over Financial Reporting

We have audited Insmed Incorporated’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Insmed Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017 of the Company and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Iselin, New Jersey
February 23, 2018

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$381,165	$162,591
Prepaid expenses and other current assets	8,279	5,816
Total current assets	389,444	168,407

In-process research and development	58,200	58,200
Fixed assets, net	12,432	10,020
Other assets	1,971	1,329
Total assets	$462,047	$237,956

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$14,671	$10,439
Accrued expenses	29,339	16,822
Other current liabilities	646	728
Total current liabilities	44,656	27,989

Debt, long-term	55,567	54,791
Other long-term liabilities	765	693
Total liabilities	100,988	83,473

Shareholders' equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 76,610,508 and 62,019,889 issued and outstanding shares at December 31, 2017 and December 31, 2016, respectively	766	620
Additional paid-in capital	1,318,181	919,164
Accumulated deficit	(957,885)	(765,236)
Accumulated other comprehensive loss	(3)	(65)
Total shareholders' equity	361,059	154,483
Total liabilities and shareholders' equity	$462,047	$237,956

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss
(in thousands, except per share data)

	2017	2016	2015
Revenues	$—	$—	$—

Operating expenses:
Research and development	109,749	122,721	74,277
General and administrative	79,171	50,679	43,216
Total operating expenses	188,920	173,400	117,493

Operating loss	(188,920)	(173,400)	(117,493)

Investment income	1,624	604	261
Interest expense	(5,925)	(3,498)	(2,889)
Other income (expense), net	300	119	(33)
Loss before income taxes	(192,921)	(176,175)	(120,154)

Income tax (benefit) provision	(272)	98	(1,971)

Net loss	$(192,649)	$(176,273)	$(118,183)

Basic and diluted net loss per share	$(2.89)	$(2.85)	$(2.02)

Weighted average basic and diluted common shares outstanding	66,576	61,892	58,633

Net loss	$(192,649)	$(176,273)	$(118,183)

Other comprehensive income (loss):
Foreign currency translation gains (losses)	62	(65)	—
Total comprehensive loss	$(192,587)	$(176,338)	$(118,183)

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at January 1, 2015	49,806	$498	$656,519	$(470,780)	$—	$186,237
Comprehensive loss:
Net loss				(118,183)		(118,183)
Exercise of stock options	481	5	5,107			5,112
Net proceeds from issuance of common stock	11,500	115	222,827			222,942
Issuance of common stock for vesting of RSUs	27					—
Stock compensation expense			15,590			15,590
Balance at December 31, 2015	61,814	$618	$900,043	$(588,963)	$—	$311,698
Comprehensive loss:
Net loss				(176,273)		(176,273)
Other comprehensive loss					(65)	(65)
Exercise of stock options	162	2	1,082			1,084
Issuance of common stock for vesting of RSUs	44					—
Stock compensation expense			18,039			18,039
Balance at December 31, 2016	62,020	$620	$919,164	$(765,236)	$(65)	$154,483
Comprehensive loss:
Net loss				(192,649)		(192,649)
Other comprehensive income					62	62
Exercise of stock options	379	4	3,429			3,433
Net proceeds from issuance of common stock	14,123	141	377,515			377,656
Issuance of common stock for vesting of RSUs	89	1				1
Stock compensation expense			18,073			18,073
Balance at December 31, 2017	76,611	$766	$1,318,181	$(957,885)	$(3)	$361,059

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(192,649)	$(176,273)	$(118,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,901	2,438	1,982
Stock-based compensation expense	18,073	18,039	15,590
Amortization of debt issuance costs	118	281	458
Accrual of the end of term charge on the debt	658	171	76
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,783)	191	(1,484)
Accounts payable	3,604	2,767	(1,781)
Accrued expenses and other	10,461	5,678	2,642
Net cash used in operating activities	(159,617)	(146,708)	(100,700)
Investing activities
Purchase of fixed assets	(3,001)	(4,200)	(3,454)
Net cash used in investing activities	(3,001)	(4,200)	(3,454)
Financing activities
Proceeds from issuance of debt	—	30,000	—
Proceeds from issuance of common stock	377,656	—	222,942
Proceeds from exercise of stock options	3,433	1,084	5,112
Payment of debt issuance costs	—	(411)	(250)
Net cash provided by financing activities	381,089	30,673	227,804
Effect of exchange rates on cash and cash equivalents	103	(50)	—
Net increase (decrease) in cash and cash equivalents	218,574	(120,285)	123,650
Cash and cash equivalents at beginning of period	162,591	282,876	159,226
Cash and cash equivalents at end of period	$381,165	$162,591	$282,876
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,165	$3,608	$2,948
Cash paid (received) for income taxes, net	$166	$85	$(3,008)

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Description of Business and Basis of Presentation
Description of Business—Insmed is a global biopharmaceutical company focused on the unmet needs of patients with rare diseases. The Company's lead product candidate is amikacin liposome inhalation suspension (ALIS) (formerly known as liposomal amikacin for inhalation), which is in late-stage development for adult patients with treatment refractory nontuberculous mycobacteria (NTM) lung disease caused by Mycobacterium avium complex (MAC), a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's earlier clinical-stage pipeline includes INS1007, a novel oral reversible inhibitor of dipeptidyl peptidase 1, and INS1009, an inhaled nanoparticle formulation of a treprostinil prodrug.
In recent years, the Company has funded its operations through public offerings of securities and debt financings. The Company expects to continue to incur losses both in its US and certain international entities, as the Company plans to fund research and development activities and commercial launch activities. The Company may need to raise additional capital to fund its operations, to develop and commercialize ALIS, to develop INS1007 and INS1009, and to develop, acquire, in-license or co-promote other products that address orphan or rare diseases. The Company believes it currently has sufficient funds to meet its financial needs for at least the next 12 months.
The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Bridgewater, New Jersey. The Company has legal entities in the United States (US), Ireland, Germany, France, the United Kingdom (UK), the Netherlands and Japan.
Basis of Presentation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insmed Limited, Celtrix Pharmaceuticals, Inc., Insmed Holdings Limited, Insmed Ireland Limited, Insmed France SAS, Insmed Germany GmbH, Insmed Netherlands B.V. and Insmed Godo Kaisha. All intercompany transactions and balances have been eliminated in consolidation.
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
Fixed Assets, Net—Fixed assets are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of three years to five years are used for computer equipment. Estimated useful lives of seven years are used for laboratory equipment, office equipment, manufacturing equipment and furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset.
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
The Company's only assets and liabilities which were measured at fair value as of December 31, 2017 and December 31, 2016 were its cash and cash equivalents of $381.2 million and $162.6 million, respectively. These amounts were measured at Level 1 using quoted prices in active markets for identical assets at the measurement date. The Company's cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. Cash equivalents consist of liquid investments with a maturity of three months or less from the date of purchase and the short-term investments consist of instruments with maturities greater than three months.
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during 2017 and 2016.
As of December 31, 2017 and 2016, the Company held no securities that were in an unrealized loss or gain position.
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
The Company relies on third-party manufacturers and suppliers for manufacturing and supply of its products. The inability of the suppliers or manufacturers to fulfill supply requirements of the Company could materially impact future operating results. A change in the relationship with the suppliers or manufacturer, or an adverse change in their business, could materially impact future operating results.
Other Income—In 2015, the French National Agency for Medicines and Health Products Safety (ANSM) granted ALIS a Temporary Authorizations for Use (Autorisation Temporaire d'Utilisation or ATU). Pursuant to this program, the Company shipped product to pharmacies after receiving requests from physicians for patients in France. For the years ended December 31, 2017, 2016 and 2015, the revenue recorded was immaterial and is included as a component of other income (expense), net. The Company is initiating expanded access programs (EAPs) in other select territories in Europe, some of which may be fully reimbursed. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations.
Research and Development—Research and development expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in the Company's research and development functions, and other internal operating expenses, the cost of manufacturing a drug candidate, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, research and development expenses include payments to third parties for the license rights to products in development (prior to marketing approval). The Company's expenses related to manufacturing its drug candidate and medical devices for clinical study are primarily related to activities at contract manufacturing organizations that manufacture ALIS, INS1007, and INS1009 and the medical devices for the Company's use. The Company's expenses related to clinical trials are primarily related to activities at contract research organizations that conduct and manage clinical trials on the Company's behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.
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
The Company uses a comprehensive model for how it measures, presents and discloses an uncertain tax position taken or expected to be taken in a tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood to be sustained upon ultimate settlement. The Company had no uncertain tax positions as of December 31, 2017 and 2016 that qualified for either recognition or disclosure in the consolidated financial statements.
The Company's policy for interest and penalties related to income tax exposures is to recognize interest and penalties as a component of the income tax (benefit) provision in the Consolidated Statements of Comprehensive Loss.
Tax Cuts and Jobs Act

On December 22, 2017, the US government enacted comprehensive tax legislation, referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act significantly revises US tax law by, among other provisions, lowering the US federal statutory income tax rate from 35% to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions.

ASC 740, Income Taxes requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows companies to record the tax effects of the Tax Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

The provisional amounts recorded for the Tax Act did not have a material impact on the Company's financial statements as of December 31, 2017, because its deferred temporary differences are fully offset by a valuation allowance and the Company does not have any significant offshore earnings from which to record the mandatory transition tax. However, given the significant complexity of the Tax Act, anticipated guidance from the US Treasury about implementing the Tax Act, and the potential for additional guidance from the SEC or the FASB related to the Tax Act, these estimates may be adjusted during the measurement period. The provisional amounts disclosed in our footnotes were based on the Company’s present interpretations of the Tax Act and current available information, including assumptions and expectations about future events, such as its projected financial performance, and are subject to further refinement as additional information becomes available (including the Company’s actual full Fiscal 2018 results of operations, as well as potential new or interpretative guidance issued by the FASB or the Internal Revenue Service and other tax agencies) and further analyses are completed. The Company continues to analyze the changes in certain income tax deductions, assess calculations of earnings and profits in certain foreign subsidiaries, including if those earnings are held in cash or other assets and gather additional data to compute the full impacts on the Company’s deferred and current tax assets and liabilities.
Net Loss Per Common Share—Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and other dilutive securities outstanding during the period. Potentially dilutive securities from stock options and restricted stock units would be anti-dilutive as the Company incurred a net loss in all periods presented. Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options are determined based on the treasury stock method.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)

The following table sets forth the reconciliation of the weighted average number of shares used to compute basic and diluted net loss per share for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net loss	$(192,649)	$(176,273)	$(118,183)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	66,576	61,892	58,633
Effect of dilutive securities:
Common stock options	—	—	—
Restricted stock and restricted stock units	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	66,576	61,892	58,633
Net loss per share:
Basic and Diluted	$(2.89)	$(2.85)	$(2.02)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of December 31, 2017, 2016 and 2015 as their effect would have been anti-dilutive (in thousands).

	2017	2016	2015
Stock options to purchase common stock	8,609	7,117	5,274
Restricted stock and restricted stock units	47	89	44
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
In March 2016, the FASB issued ASU 2016-9, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation—Stock Compensation. ASU 2016-9 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-9 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016-9 in the first quarter of 2017. ASU 2016-9 did not have a material impact on its consolidated financial statements.
New Accounting Pronouncements (Not Yet Adopted)—In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-9 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)

effective date for annual reporting periods beginning after December 15, 2017. The Company will adopt ASU 2014-9 in the first quarter of 2018 and expects the impact of adoption will not be material to its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-2 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company expects to adopt ASU 2016-2 in the first quarter of 2019 and is in the process of evaluating the impact of adoption on its consolidated financial statements.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.        Accrued Expenses
Accrued expenses consist of the following:

	As of December 31,
	2017	2016
	(in thousands)
Accrued clinical trial expenses	$7,837	$6,683
Accrued compensation	12,197	6,937
Accrued professional fees	4,500	1,992
Accrued technical operation expenses	2,182	591
Accrued interest payable	423	438
Accrued construction costs	1,719	—
Other accrued expenses	481	181
	$29,339	$16,822
4.        Identifiable Intangible Assets
The Company's only identifiable intangible asset was in-process research and development (IPRD) related to ALIS as of December 31, 2017 and 2016. The total intangible IPRD asset was $58.2 million as of December 31, 2017 and 2016, which resulted from the initial amount recorded at the time of the Company's merger with Transave in 2010 and subsequent adjustments in the value. The Company uses the income approach to derive the fair value of in-process research and development assets. This approach calculates fair value by estimating future cash flows attributable to the assets and then discounting these cash flows to a present value using a risk-adjusted discount rate. Identifiable intangible assets are measured at their respective fair values and will not be amortized until commercialization. If commercialization occurs, intangible assets will be amortized over their estimated useful lives. As of December 31, 2017, the Company did not identify any indicators of impairment of its in-process research and development intangible assets and the implied value of the intangible assets was more than 100% greater than the book value.
5.        Fixed Assets, net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows:

	Estimated Useful Life (years)	As of December 31,
Asset Description		2017	2016
		(in thousands)
Lab equipment	7	$7,055	$5,662
Furniture and fixtures	7	1,937	1,903
Computer hardware and software	3 - 5	2,325	2,251
Office equipment	7	65	65
Manufacturing equipment	7	1,436	1,148
Leasehold improvements	lease term	6,939	6,735
Construction in Progress (CIP)	—	3,320	—
		23,077	17,764
Less accumulated depreciation		(10,645)	(7,744)
Fixed assets, net		$12,432	$10,020
Depreciation expense was $2.9 million, $2.4 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The A&R Loan Agreement also contains representations and warranties by the Company and Hercules and indemnification provisions in favor of Hercules and customary covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends, and a minimum liquidity covenant), and events of default (including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the lender's security interest or in the collateral, and events relating to bankruptcy or insolvency). Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lender may terminate its lending commitment, declare all outstanding obligations immediately due and payable, and take such other actions as set forth in the A&R Loan Agreement.
The following table presents the components of the Company's debt balance as of December 31, 2017 (in thousands):

Debt:
Note payable under A&R Loan Agreement	$55,000
Accretion of end of term charge	828
Issuance fees paid to lender	(261)
Current portion of long-term debt	—
Long-term debt	$55,567

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.        Debt (Continued)

Future principal repayments of the Company's long-term debt are as follows (in thousands):

Year Ending in December 31:
2018	$—
2019	13,399
2020	41,601
$55,000
The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place. As of December 31, 2017 and 2016, the fair value of the Company's debt approximates the carrying amount.
In February 2018, the Company notified Hercules that it will repay the A&R Loan Agreement in full on February 28, 2018. The total aggregate cash payable to Hercules for the early prepayment of debt, inclusive of accrued interest, the backend fee and an early payment penalty will be approximately $58.0 million.
7.        Shareholders' Equity
Common Stock—As of December 31, 2017, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 and 76,610,508 shares of common stock issued and outstanding. In addition, as of December 31, 2017, the Company had reserved 8,608,921 shares of common stock for issuance upon the exercise of outstanding common stock options and 46,914 shares of common stock for issuance upon the vesting of restricted stock units.
In September 2017, the Company completed an underwritten public offering of 14,123,150 shares of the Company’s common stock, which included the underwriter’s exercise in full of its over-allotment option of 1,842,150 shares, at a price to the public of $28.50 per share.  The Company’s net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses of $24.8 million, were approximately $377.7 million.
In April 2015, the Company completed an underwritten public offering of 11,500,000 shares of the Company's common stock, which included the underwriter's exercise in full of its over-allotment option of 1,500,000 shares, at a price to the public of $20.65 per share. The Company's net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses of $14.5 million, were approximately $222.9 million.
Preferred Stock—As of December 31, 2017 and 2016, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 and no shares of preferred stock were issued and outstanding.
8.        Stock-Based Compensation
The Company’s current equity compensation plan, the 2017 Incentive Plan, was approved by shareholders at the Company’s Annual Meeting of Shareholders on May 18, 2017. The 2017 Incentive Plan is administered by the Compensation Committee and the Board of Directors of the Company. Under the terms of the 2017 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards, as well as pay incentive bonuses to eligible employees and non-employee directors. On May 18, 2017, upon the approval of the 2017 Incentive Plan by shareholders, 5,000,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. As of December 31, 2017, 4,910,002 shares remained for future issuance under the 2017 Incentive Plan. The 2017 Incentive Plan will terminate on April 3, 2027 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options. These awards are made pursuant to the Nasdaq inducement grant exception as a component of new hires’ employment compensation in connection with the Company’s equity grant program. During the twelve months ended December 31, 2017 and 2016, the Company granted inducement stock options covering 266,230 and 88,060, respectively, shares of the Company's common stock to new employees.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.        Stock-Based Compensation (Continued)

Stock Options—The Company calculates the fair value of stock options granted using the Black-Scholes valuation model. The following table summarizes the grant date fair value and assumptions used in determining the fair value of all stock options granted, including grants of inducement options, during the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Volatility	71% - 79%	74% - 77%	78% - 82%
Risk-free interest rate	1.73% - 2.13%	1.00% - 1.90%	1.31% - 1.75%
Dividend yield	0.0%	0.0%	0.0%
Expected option term (in years)	6.25	6.25	6.25
Weighted average fair value of stock options granted	$10.52	$8.77	$14.20
For the years ended December 31, 2017, 2016 and 2015, the volatility factor was based on the Company’s historical volatility during the expected option term. Estimated forfeitures were based on the actual percentage of option forfeitures since the closing of the Company’s merger with Transave, Inc. in December 2010 for the years ended December 31, 2016 and 2015. Beginning with the year ended December 31, 2017, estimated forfeitures were based on the actual percentage of option forfeitures over the expected option term.
From time to time, the Company grants performance-condition options to certain employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the individuals fulfilling a service condition (continued employment). As a result of the Marketing Authorization Application (MAA) acceptance for ALIS, which was received from the European Medicines Agency (EMA) in February 2015, the vesting of performance options totaling $1.5 million were recorded as non-cash compensation expense in the first quarter of 2015. As of December 31, 2017, the Company had performance options totaling 133,334 shares outstanding.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.        Stock-Based Compensation (Continued)

The following table summarizes stock option activity for stock options granted for the years ended December 31, 2017, 2016 and 2015 as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in '000)
Options outstanding at January 1, 2015	4,400,106	$10.59
Granted	1,902,850	20.45
Exercised	(481,140)	10.62
Forfeited and expired	(548,094)	15.43
Options outstanding at December 31, 2015	5,273,722	$13.64
Vested and expected to vest at December 31, 2015	5,059,645	13.46
Exercisable at December 31, 2015	1,991,141	8.70
Options outstanding at December 31, 2015	5,273,722	$13.64
Granted	2,532,675	12.96
Exercised	(162,340)	6.68
Forfeited and expired	(527,351)	17.08
Options outstanding at December 31, 2016	7,116,706	$13.30
Vested and expected to vest at December 31, 2016	6,850,658	13.25
Exercisable at December 31, 2016	3,113,998	11.28
Options outstanding at December 31, 2016	7,116,706	$13.30
Granted	2,284,710	15.92
Exercised	(378,275)	9.08
Forfeited and expired	(414,220)	15.50
Options outstanding at December 31, 2017	8,608,921	$14.08	7.4	$147,260
Vested and expected to vest at December 31, 2017	8,325,255	$14.03	7.4	$142,783
Exercisable at December 31, 2017	4,229,478	$12.71	6.3	$78,138
The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $4.3 million, $1.0 million and $4.7 million, respectively.
As of December 31, 2017, there was $29.7 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years. Included above in unrecognized compensation expense was $1.1 million related to outstanding performance-based options. The following table summarizes the range of exercise prices and the number of stock options outstanding and exercisable as of December 31, 2017:

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.        Stock-Based Compensation (Continued)

Outstanding as of December 31, 2017					Exercisable as of December 31, 2017
Range of Exercise Prices		Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.03	$4.55	973,195	4.65	$3.60	973,195	$3.60
$6.90	$6.90	137,577	5.22	$6.90	100,077	$6.90
$6.96	$10.85	1,077,621	8.29	$10.76	420,374	$10.62
$11.14	$12.58	1,088,035	6.39	$12.17	781,991	$12.18
$12.66	$13.67	1,043,273	8.74	$13.59	101,126	$13.26
$13.94	$15.91	862,300	7.76	$14.97	406,441	$14.53
$16.07	$16.16	1,008,750	7.69	$16.13	463,629	$16.12
$16.35	$17.24	868,650	9.24	$17.13	23,999	$16.85
$17.36	$22.76	1,415,700	7.14	$21.18	927,334	$21.23
$22.84	$31.78	133,820	8.86	$27.47	31,312	$23.74
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
The following table summarizes RSU awards granted during the years ended December 31, 2017, 2016 and 2015:

	Number of RSUs	Weighted Average Grant Price
Outstanding at January 1, 2015	20,502	$19.47
Granted	49,776	16.07
Released	(26,724)	(18.68)
Forfeited	—	—
Outstanding at December 31, 2015	43,554	$19.47
Granted	89,194	10.85
Released	(43,554)	(16.07)
Forfeited	—	—
Outstanding at December 31, 2016	89,194	$10.85
Granted	46,914	17.16
Released	(89,194)	(10.85)
Forfeited	—	—
Outstanding at December 31, 2017	46,914	$17.16

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.        Stock-Based Compensation (Continued)

The following table summarizes the stock-based compensation recorded in the Consolidated Statements of Comprehensive Loss related to stock options and RSUs during the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in millions)
Research and development expenses	$6.5	$6.2	$4.0
General and administrative expenses	11.6	11.8	11.6
Total (1)	$18.1	$18.0	$15.6
_________________________________

(1)
Includes $0.0 million, $1.7 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, for the remeasurement of certain stock options and RSUs that occurred during May 2013.

9.        Income Taxes
The income tax (benefit) provision was $(0.3) million, $0.1 million and $(2.0) million and the effective rates were approximately 0%, 0% and 2% for the years ended December 31, 2017, 2016 and 2015, respectively. The income tax (benefit) for the year ended December 31, 2017 reflects the reversal of the valuation allowance related to alternative minimum tax (AMT) that the Company paid in 2009. As a result of the Tax Act, the Company recorded a noncurrent receivable to reflect the refund due to the Company in future periods relating to the previously paid AMT. In addition, the income tax (benefit) provision for the years ended December 31, 2017 and 2016 reflected current income tax expense recorded as a result of the taxable income in certain of the Company's subsidiaries in Europe. The income tax benefit recorded and the effective tax rates for the year ended December 31, 2015 primarily reflected the reversal of valuation allowances previously recorded against the Company's New Jersey State net operating losses (NOLs) that resulted from the Company's sale of $24.3 million of its New Jersey State NOLs under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the Program) for cash of $2.0 million, respectively, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash. In 2015, the Company reached the lifetime maximum cap of NOLs that can be sold to the State of New Jersey.
The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the federal tax returns for the years ended 2014 and later, and is generally open for certain states for the years 2013 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.
The Company's policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. As of December 31, 2017 and 2016, the Company has recorded no reserves for unrecognized income tax benefits, nor has it recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.
For the years ended December 31, 2017 and 2016, the Company was also subject to foreign income taxes as a result of legal entities established for activities in Europe. The Company's loss before income taxes in the US and globally was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
US	$(136,682)	$(140,354)	$(100,278)
Foreign	(56,239)	(35,821)	(19,876)
Total	$(192,921)	$(176,175)	$(120,154)

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.        Income Taxes (Continued)

The Company's income tax (benefit) provision consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	3	3	(2,015)
Foreign	142	95	44
	145	98	(1,971)
Deferred:
Federal	(417)	—	—
State	—	—	—
Foreign	—	—	—
	(417)	—	—
Total	$(272)	$98	$(1,971)
The reconciliation between the federal statutory tax rate of 34% and the Company's effective tax rate is as follows:

	Years Ended December 31,
	2017	2016	2015
Statutory federal tax rate	34%	34%	34%
Permanent items	(3)%	(3)%	(4)%
State income taxes, net of federal benefit	4%	4%	4%
R&D and other tax credits	8%	8%	12%
Foreign income taxes	(6)%	(4)%	(1)%
Impact of 2017 Tax Act	(49)%	—%	—%
Change in valuation allowance	12%	(39)%	(43)%
Other	—%	—%	—%
Effective tax rate	—%	—%	2%

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.        Income Taxes (Continued)

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities consist of the following:

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$186,342	$228,729
General business credits	66,371	50,648
Product license	7,730	11,783
Alternative minimum tax (AMT) credit	—	418
Other	17,217	16,265
Gross deferred tax assets	$277,660	$307,843
Deferred tax liabilities:
In-process research and development	$(16,360)	$(23,245)
Deferred tax liabilities	$(16,360)	$(23,245)
Net deferred tax assets	$261,300	$284,598
Valuation allowance	(261,300)	(284,598)
Net deferred tax assets	$—	$—
The net deferred tax assets (prior to applying the valuation allowance) of $261.3 million and $284.6 million at December 31, 2017 and 2016, respectively, primarily consist of net operating loss carryforwards for income tax purposes. Due to the Company's history of operating losses, the Company recorded a full valuation allowance on its net deferred tax assets by decreasing the valuation allowance by $23.3 million in 2017 and increasing by $68.4 million in 2016, respectively, as it was more likely than not that such tax benefits will not be realized. As of December 31, 2017, the Company's gross deferred tax assets were also impacted by the Tax Act which required the change to a 21% US tax rate (see below for further discussion on the Tax Act).
At December 31, 2017, the Company had federal net operating loss carryforwards for income tax purposes of approximately $721.8 million. Due to the limitation on NOLs as more fully discussed below, $544.0 million of the NOLs are available to offset future taxable income, if any. The NOL carryovers and general business tax credits expire in various years beginning in 2018. For state tax purposes, the Company has approximately $296.0 million of New Jersey NOLs available to offset against future taxable income. The Company also has California and Virginia NOLs that are entirely limited due to Section 382 (as discussed below), in addition to changing state apportionment allocations, as the Company is now 100% resident in New Jersey.
During 2014, the Company completed an Internal Revenue Code Section 382 (Section 382) analysis in order to determine the amount of losses that are currently available for potential offset against future taxable income, if any. It was determined that the utilization of the Company's NOL and general business tax credit carryforwards generated in tax periods up to and including December 2010 were subject to substantial limitations under Section 382 due to ownership changes that occurred at various points from the Company's original organization through December 2010. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of shareholders that own, directly or indirectly, 5% or more of a corporation's stock, in the stock of a corporation by more than 50 percentage points over a testing period (usually 3 years). Since the Company's formation, it has raised capital through the issuance of common stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, resulted in multiple changes in ownership, as defined by Section 382 since the Company's formation in 1999. These ownership changes resulted in substantial limitations on the use of the Company's NOLs and general business tax credit carryforwards up to and including December 2010. The Company continues to track all of its NOLs and tax credit carryforwards but has provided a full valuation allowance to offset those amounts.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.        Income Taxes (Continued)

On December 22, 2017, the US government enacted the Tax Act. The Tax Act significantly revises US tax law by, among other provisions, lowering the US federal statutory income tax rate from 35% to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions.

The Tax Act

ASC 740, Income Taxes requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Act’s provisions, the SEC staff issued SAB 118, which allows companies to record the tax effects of the Tax Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

The Tax Act did not have a material impact on the Company's financial statements because its deferred temporary differences are fully offset by a valuation allowance and the Company does not have any significant offshore earnings from which to record the mandatory transition tax. However, given the significant complexity of the Tax Act, anticipated guidance from the US Treasury about implementing the Tax Act, and the potential for additional guidance from the SEC or the FASB related to the Tax Act, these estimates may be adjusted during the measurement period. The provisional amounts disclosed in our footnotes were based on the Company’s present interpretations of the Tax Act and current available information, including assumptions and expectations about future events, such as its projected financial performance, and are subject to further refinement as additional information becomes available (including the Company’s actual full year 2018 results of operations, as well as potential new or interpretative guidance issued by the FASB or the Internal Revenue Service and other tax agencies) and further analyses are completed. The Company continues to analyze the changes in certain income tax deductions, assess calculations of earnings and profits in certain foreign subsidiaries, including if those earnings are held in cash or other assets, and gather additional data to compute the full impacts on the Company’s deferred and current tax assets and liabilities.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.        License and Other Agreements
In-License Agreements
PARI Pharma GmbH—In April 2008, the Company entered into a licensing agreement with PARI Pharma GmbH (PARI) for use of the optimized eFlow Nebulizer System for delivery of ALIS in treating patients with NTM lung infections, CF and bronchiectasis. Under the licensing agreement, the Company has rights under several US and foreign issued patents and patent applications involving improvements to the optimized eFlow Nebulizer System, to exploit such system with ALIS for the treatment of such indications, but the Company cannot manufacture such nebulizers except as permitted under the Commercialization Agreement with PARI. Under the licensing agreement, the Company paid PARI an upfront license fee and PARI is entitled to receive milestone payments up to an aggregate of €4.3 million either in cash, qualified stock or a combination of both, at PARI's discretion, based on achievement of certain future milestone events including first acceptance of MAA submission (or equivalent) in the US of ALIS and the device, first receipt of marketing approval in the US for ALIS and the device, and first receipt of marketing approval in a major EU country for ALIS and the device. In addition, PARI is entitled to receive royalty payments in the mid-single digits on the annual global net sales of ALIS, pursuant to the licensing agreement, subject to certain specified annual minimum royalties. In October 2017, the Company exercised an option to buy-down the future royalties that will be payable to PARI on ALIS net sales, if approved. The royalty buy-down will reduce the Company's future royalty payments due to PARI. The payment to PARI was included as a component of general and administrative expenses in the fourth quarter of 2017. See below for information related to the commercialization agreement with PARI.
Other Agreements
Cystic Fibrosis Foundation Therapeutics, Inc.—In 2004 and 2009, the Company entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby it received $1.7 million and $2.2 million for each respective agreement in research funding for the development of ALIS. If ALIS becomes an approved product for CF in the US, the Company will owe a payment to CFFT of up to $13.4 million that is payable over a three-year period after approval as a commercialized drug in the US. Furthermore, if certain global sales milestones are met within five years of the drug's commercialization, the Company would owe an additional payment of $3.9 million. Since there is significant development and regulatory risk associated with ALIS, including with respect to the CF indication, the Company has not accrued these obligations.
Therapure Biopharma Inc.—In February 2014, the Company entered into a contract manufacturing agreement with Therapure Biopharma Inc. (Therapure) for the manufacture of ALIS at a 200 kg scale. Pursuant to the agreement, the Company and Therapure collaborated to construct a production area for the manufacture of ALIS in Therapure's existing manufacturing facility in Canada. Therapure manufactures ALIS for the Company on a non-exclusive basis. The agreement has an initial term of five years from the first date on which Therapure delivers ALIS to the Company after it obtains permits related to the manufacture of ALIS, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years' prior written notice to the other party. Notwithstanding the foregoing, the parties have rights and obligations under the agreement prior to the commencement of the initial term. Under the agreement, the Company is obligated to pay certain minimum amounts for the batches of ALIS produced each calendar year. Costs incurred under this agreement will be recorded as a component of research and development expense until such time as the Company receives regulatory approvals for ALIS.
PARI Pharma GmbH—In July 2014, the Company entered into a Commercialization Agreement with PARI for the manufacture and supply of eFlow nebulizer systems and related accessories (the Device) as optimized for use with ALIS. Under the Commercialization Agreement, PARI manufactures the Device except in the case of certain defined supply failures, when the Company will have the right to make the Device and have it made by third parties (but not certain third parties deemed under the Commercialization Agreement to compete with PARI). The Commercialization Agreement has an initial term of fifteen years from the first commercial sale of ALIS pursuant to the licensing agreement (the Initial Term). The term of the agreement may be extended by the Company for an additional five years by providing written notice to PARI at least one year prior to the expiration of the Initial Term. Notwithstanding the foregoing, the parties have certain rights and obligations under the agreement prior to the commencement of the Initial Term.
SynteractHCR, Inc.—In December 2014, the Company entered into a services agreement with SynteractHCR, Inc. (Synteract) pursuant to which the Company retained Synteract to perform implementation and management services in connection with the 212 study. The Company anticipates that aggregate costs relating to all work orders for the 212 study will

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.        License and Other Agreements (Continued)

be approximately $45 million over the period of the study. In April 2015, the Company entered into a work order with Synteract to perform implementation and management services for the 312 study. The Company anticipates that aggregate costs relating to all work orders for the 312 study will be approximately $25 million over the period of the study.
Ajinomoto Althea, Inc.—In September 2015, the Company entered into a Commercial Fill/Finish Services Agreement (the Fill/Finish Agreement) with Ajinomoto Althea, Inc., a Delaware corporation (Althea), for Althea to produce, on a non-exclusive basis, ALIS in finished dosage form at a 50 kg scale. Under the Fill/Finish Agreement, the Company is obligated to pay a minimum of $2.7 million for the batches of ALIS produced by Althea each calendar year during the term of the Fill/Finish Agreement. The Fill/Finish Agreement became effective as of January 1, 2015, and had an initial term that was to end on December 31, 2017. In 2016, the Company signed an extension of the Fill/Finish Agreement through December 31, 2019, and it may be extended for additional two year periods upon mutual written agreement of the Company and Althea at least one year prior to the expiration of its then-current term. The Company has expensed at least the required minimum in each year of the contract.
AstraZeneca—In October 2016, the Company entered into a license agreement (AZ License Agreement) with AstraZeneca AB, a Swedish corporation (AstraZeneca). Pursuant to the terms of the AZ License Agreement, AstraZeneca granted the Company exclusive global rights for the purpose of developing and commercializing AZD7986 (renamed INS 1007). In consideration of the licenses and other rights granted by AstraZeneca, the Company made an upfront payment of $30.0 million, which was included as research and development expense in the fourth quarter of 2016. The Company is also obligated to make a series of contingent milestone payments totaling up to an additional $85.0 million upon the achievement of clinical development and regulatory filing milestones. If the Company elects to develop INS1007 for a second indication, the Company will be obligated to make an additional series of contingent milestone payments to AstraZeneca totaling up to $42.5 million. The Company is not obligated to make any additional milestone payments for additional indications. In addition, the Company will pay AstraZeneca tiered royalties ranging from a high single-digit to mid-teen on net sales of any approved product based on INS1007 and one additional payment of $35.0 million upon the first achievement of $1.0 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with the Company for commercialization of INS1007 in chronic obstructive pulmonary disease or asthma.
Patheon UK Limited—In October 2017, the Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ALIS commercial inventory. The agreements provide for Patheon to manufacture and supply ALIS for its anticipated commercial needs. Under these agreements, the Company is required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ALIS. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. The Company's manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon have given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The investment in our long-term production capacity build-out, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $60.0 million and will be incurred over the next three to four years.

11.        Commitments and Contingencies
Commitments
The Company has an operating lease for office and laboratory space located in Bridgewater, NJ for which the initial lease term expires in November 2019. Future minimum rental payments under this lease are $2.0 million. In July 2016, the Company signed an operating lease for additional laboratory space located in Bridgewater, NJ for which the initial lease term expires in September 2021. Future minimum rental payments under this lease are $1.9 million.
Rent expense charged to operations was $1.5 million, $1.2 million, and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Rent expense is recorded on a straight-line basis over the term of the

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.        Commitments and Contingencies (Continued)

applicable leases. Future minimum rental cash payments required under the Company's operating leases as of December 31, 2017 are as follows (in thousands):

Year Ending on December 31:
2018	$1,521
2019	1,421
2020	477
2021	498
2022	—
$3,917
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

On October 25, 2016, the Court issued an order appointing Bucks County Employees Retirement Fund as lead plaintiff for the putative class. On December 15, 2016, the lead plaintiff filed an amended complaint that shortens the putative class period for the Exchange Act claims to March 26, 2014 through June 8, 2016 and adds claims under Sections 11, 12, and 15 of the Securities Act of 1933 (Securities Act) on behalf of a putative class of investors who purchased common stock in or traceable to the Company’s March 31, 2015 public offering. The amended complaint names as defendants in the Securities Act claims the Company, certain directors and officers, and the investment banks who served as underwriters in connection with the secondary offering. The amended complaint alleges defendants violated the Securities Act by using a purportedly misleading definition of “culture conversion” and supposedly failing to disclose in the offering materials purported flaws in its Phase 2 study that made the secondary offering risky or speculative. The amended complaint seeks damages in an unspecified amount. The Company moved to dismiss the amended complaint on March 1, 2017. The lead plaintiff opposed the motion on May 17, 2017 and the Company provided its reply brief on July 11, 2017. On July 20, 2017, the plaintiff asked for leave to file a sur-reply in further opposition to the Company’s motion to dismiss the amended complaint, which the Company had opposed.

On February 15, 2018, the Court issued a decision granting the Company’s motion and dismissing the amended complaint without prejudice. The lead plaintiff has until March 19, 2018 to file a second amended complaint.  If a second amended complaint is filed, the Company intends to continue to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of the lawsuit.

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

12.    Quarterly Financial Data (Unaudited)
The following table summarizes unaudited quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per share data).

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter*	Total*
Revenues	$—	$—	$—	$—	$—
Operating loss	$(35,969)	$(43,515)	$(44,083)	$(65,353)	$(188,920)
Net loss	$(37,414)	$(44,672)	$(45,179)	$(65,384)	$(192,649)
Basic and diluted net loss per share	$(0.60)	$(0.72)	$(0.69)	$(0.85)	$(2.89)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter**	Total**
Revenues	$—	$—	$—	$—	$—
Operating loss	$(33,067)	$(36,133)	$(37,149)	$(67,051)	$(173,400)
Net loss	$(33,532)	$(36,579)	$(37,760)	$(68,402)	$(176,273)
Basic and diluted net loss per share	$(0.54)	$(0.59)	$(0.61)	$(1.10)	$(2.85)
________________
* Includes a one-time payment in October 2017 related to the buy-down of future royalties payable to PARI on the global net sales of ALIS, if approved.
**    Includes a $30.0 million upfront payment to AstraZeneca under the AZ License Agreement related to INS1007, which was included as a component of research and development expense.
Basic and diluted net loss per share amounts included in the above table were computed independently for each of the quarters presented. Accordingly, the sum of the quarterly basic and diluted net loss per share amounts may not agree to the total for the year.
13.        Retirement Plan
The Company has a 401(k) defined contribution plan for the benefit for all US employees and permits voluntary contributions by employees subject to IRS-imposed limitations. Beginning in April 2015, the Company matched 100% of eligible employee contributions on the first 3% of employee salary (up to the IRS maximum). Employer contributions for the year ended December 31, 2017, 2016 and 2015 were $0.8 million, $0.6 million and $0.4 million, respectively. Effective January 1, 2018, the Company is matching 100% of eligible employee contributions on the first 4% of employee salary (up to the IRS maximum).

14.        Subsequent Event
In January 2018, the Company completed an underwritten public offering of 1.75% convertible senior notes due 2025 (the Convertible Notes) pursuant to an indenture dated as of January 26, 2018, between the Company and Wells Fargo Bank, National Association (Wells Fargo), as trustee, as supplemented by the first supplemental indenture, dated January 26, 2018 between the Company and Wells Fargo (as supplemented, the Indenture). The Company sold $450.0 million aggregate principal amount of Convertible Notes, including the exercise in full of the underwriters' option to purchase additional Convertible Notes of $50.0 million. The Company's net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were approximately $435.8 million. The Company is currently evaluating the accounting for the debt and equity components of the offering.

The Convertible Notes bear interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The Convertible Notes mature on January 15, 2025, unless earlier converted, redeemed, or repurchased. The Convertible Notes are convertible into common shares of the Company under certain circumstances described in the Indenture. The initial conversion rate is 25.5384 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $39.16 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.