Form 10-Q
period 2018-03-31
INSMED Inc
filed 2018-05-02
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2018, there were 76,623,136 shares of the registrant’s common stock, $0.01 par value, outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$686,581	$381,165
Prepaid expenses and other current assets	9,832	8,279
Total current assets	696,413	389,444

In-process research and development	58,200	58,200
Fixed assets, net	15,816	12,432
Other assets	2,724	1,971
Total assets	$773,153	$462,047

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,176	$14,671
Accrued expenses	21,074	29,339
Other current liabilities	556	646
Total current liabilities	34,806	44,656

Long-term debt, net	302,706	55,567
Other long-term liabilities	785	765
Total liabilities	338,297	100,988

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 76,623,136 and 76,610,508 issued and outstanding shares at March 31, 2018 and December 31, 2017, respectively	766	766
Additional paid-in capital	1,460,460	1,318,181
Accumulated deficit	(1,026,409)	(957,885)
Accumulated other comprehensive income (loss)	39	(3)
Total shareholders’ equity	434,856	361,059
Total liabilities and shareholders’ equity	$773,153	$462,047

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017

Revenues	$—	$—

Operating expenses:
Research and development	30,098	22,254
General and administrative	32,653	13,715
Total operating expenses	62,751	35,969

Operating loss	(62,751)	(35,969)

Investment income	2,040	154
Interest expense	(5,642)	(1,474)
Loss on extinguishment of debt	(2,209)	—
Other income (expense), net	86	(95)
Loss before income taxes	(68,476)	(37,384)

Provision for income taxes	48	30

Net loss	$(68,524)	$(37,414)

Basic and diluted net loss per share	$(0.89)	$(0.60)

Weighted average basic and diluted common shares outstanding	76,619	62,041

Net loss	$(68,524)	$(37,414)
Other comprehensive income:
Foreign currency translation gains	42	18
Total comprehensive loss	$(68,482)	$(37,396)

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(68,524)	$(37,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	769	716
Stock-based compensation expense	5,674	4,032
Amortization of debt issuance costs	299	31
Accretion of debt discount	3,021	—
Accretion of back-end fee on debt	50	171
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,217)	352
Accounts payable	(828)	(2,026)
Accrued expenses and other	(6,283)	(2,774)
Net cash used in operating activities	(68,039)	(36,912)
Investing activities
Purchase of fixed assets	(5,365)	(417)
Net cash used in investing activities	(5,365)	(417)
Financing activities
Proceeds from exercise of stock options	142	565
Loss on extinguishment of debt	(2,209)	—
Payment of debt	(55,000)	—
Proceeds from issuance of 1.75% convertible senior notes due 2025	450,000	—
Payment of debt issuance costs	(14,141)	—
Net cash provided by financing activities	378,792	565
Effect of exchange rates on cash and cash equivalents	28	12
Net increase (decrease) in cash and cash equivalents	305,416	(36,752)
Cash and cash equivalents at beginning of period	381,165	162,591
Cash and cash equivalents at end of period	$686,581	$125,839

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,275	$1,273
Cash paid for income taxes	$54	$17

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                    The Company and Basis of Presentation

Insmed is a global biopharmaceutical company focused on the unmet needs of patients with rare diseases. The Company's lead product candidate is amikacin liposome inhalation suspension (ALIS), which is in late-stage development for adult patients with treatment refractory nontuberculous mycobacteria (NTM) lung disease caused by Mycobacterium avium complex (MAC), a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Our earlier clinical-stage pipeline includes INS1007 and INS1009. INS1007 is a novel oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), an enzyme responsible for activating neutrophil serine proteases, which are implicated in the pathology of chronic inflammatory lung diseases, such as non-cystic fibrosis (non-CF) bronchiectasis. INS1009 is an inhaled nanoparticle formulation of a treprostinil prodrug that may offer a differentiated product profile for rare pulmonary disorders, including pulmonary arterial hypertension (PAH).

The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are in Bridgewater, New Jersey. The Company has legal entities in the United States (US), Ireland, Germany, France, the United Kingdom (UK), the Netherlands, and Japan. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the US for complete consolidated financial statements are not included herein. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

2.                                      Summary of Significant Accounting Policies

The following are the required interim disclosure updates to the Company's significant accounting policies described in Note 2 of the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

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

The Company’s only financial assets and liabilities which were measured at fair value as of March 31, 2018 and December 31, 2017 were Level 1 and such assets were comprised of cash and cash equivalents of $686.6 million and $381.2 million, respectively.

The Company’s cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. Cash equivalents consist of liquid investments with an original maturity of three months or less from the date of purchase. As of March 31, 2018, the Company's cash and cash equivalents balance included US treasury bills of $180.0 million.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018 and December 31, 2017, the Company held no securities that were in an unrealized gain or loss position. The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the securities were rated below investment grade; (3) how long the securities have been in an unrealized loss position; and (4) the Company’s ability and intent to retain the investment for a sufficient period of time for it to recover.

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and other dilutive securities outstanding during the period. Potentially dilutive securities from stock options, restricted stock units (RSUs) and convertible debt securities would be anti-dilutive as the Company incurred a net loss. Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options are determined based on the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net loss	$(68,524)	$(37,414)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	76,619	62,041
Effect of dilutive securities:
Common stock options	—	—
RSUs	—	—
Convertible debt securities	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	76,619	62,041
Net loss per share:
Basic and Diluted	$(0.89)	$(0.60)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of March 31, 2018 and 2017 as their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2018	2017
Stock options to purchase common stock	9,866	7,719
Unvested RSUs	234	89
Convertible debt securities	11,492	—

Recently Adopted Accounting Pronouncements - In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. Among the updates, the standard requires debt extinguishment costs to be classified as cash outflows for financing activities. This standard update is effective as of the first quarter of 2018. As a result of the adoption of the standard, in the first quarter of 2018, the Company reported a $2.2 million loss on extinguishment of debt in the financing activities section of its consolidated statement of cash flows. The Company had no material debt extinguishment costs prior to the first quarter of 2018. There were no other significant impacts as a result of adopting this standard.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The new standard was effective for the annual period ending after December 15, 2016, and for interim periods thereafter. The Company adopted ASU 2014-15 in the fourth quarter of 2016, which had no impact on the Company’s consolidated financial statements. The interim assessment during the first quarter of 2018 did not have an impact on the consolidated financial statements.

The Company had $686.6 million in cash and cash equivalents as of March 31, 2018 and reported a net loss of $68.5 million for the three months ended March 31, 2018. Historically, the Company has funded its operations through public offerings of equity securities and debt financings. To date, the Company has not generated material revenue from ALIS. The Company does not expect to generate material revenue unless or until marketing approval is received for ALIS. Accordingly, the Company expects to continue to incur losses while funding research and development (R&D) activities, regulatory submissions, potential commercial launch activities and general and administrative expenses. The Company expects its future cash requirements to be substantial, and the Company may need to raise additional capital to fund operations, to develop and commercialize ALIS, to develop INS1007 and INS1009 and to develop, acquire, in-license or co-promote other products that address orphan or rare diseases.

ASU 2014-15 requires the Company to evaluate whether it has sufficient resources to fund operations for 12 months from the filing date of this Quarterly Report on Form 10-Q without regard to whether or not it can raise capital in the future. The Company believes it currently has sufficient funds to meet its financial needs for at least the next 12 months. In September 2017, the Company completed an underwritten offering of 14.1 million shares of its common stock for cash proceeds of $377.7 million, net of fees and expenses related to the offering. Further, in January 2018, the Company completed an underwritten public offering of 1.75% convertible senior notes due 2025 (the Convertible Notes) pursuant to an indenture, dated as of January 26, 2018, between the Company and Wells Fargo Bank, National Association (Wells Fargo), as trustee, as supplemented by the first supplemental indenture, dated January 26, 2018, between the Company and Wells Fargo (as supplemented, the Indenture). The Company sold $450.0 million aggregate principal amount of Convertible Notes, including the exercise in full of the underwriters' option to purchase additional Convertible Notes of $50.0 million. The Company's net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.1 million, were approximately $435.9 million. The source, timing and availability of any future financing or other transaction will depend principally upon continued progress in the Company’s regulatory, development and pre-commercial activities. Any equity or debt financing will also be contingent upon equity and debt market conditions and interest rates at the time. If the Company is unable to obtain sufficient additional funds when required, the Company may be forced to delay, restrict or eliminate all or a portion of its R&D programs, pre-commercialization activities, or dispose of assets or technology.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-9 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2014-9 in the first quarter of 2018 and the impact of adoption is not material to its consolidated financial statements.

New Accounting Pronouncements (Not Yet Adopted)—In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-2 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company expects to adopt ASU 2016-2 in the first quarter of 2019 and is in the process of evaluating the impact of adoption on its consolidated financial statements.

3.                                      Identifiable Intangible Asset

The Company believes there are no indicators of impairment relating to its in-process R&D intangible asset as of March 31, 2018. The Company will begin to amortize the intangible asset upon US Food and Drug Administration (FDA) approval of ALIS, if received, and include the expense in the Company's consolidated statement of comprehensive loss.

4.                                      Accrued Expenses

Accrued expenses consist of the following:

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Accrued clinical trial expenses	$5,162	$7,837
Accrued compensation	4,496	12,197
Accrued professional fees	5,760	4,500
Accrued technical operation expenses	2,058	2,182
Accrued interest payable	1,422	423
Accrued construction costs	1,185	1,719
Other accrued expenses	991	481
	$21,074	$29,339

5.                                    Debt

In January 2018, the Company completed an underwritten public offering of the Convertible Notes, in which the Company sold $450.0 million aggregate principal amount of Convertible Notes, including the exercise in full of the underwriters' option to purchase additional Convertible Notes of $50.0 million. The Company's net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.1 million, were approximately $435.9 million. The Convertible Notes bear interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The Convertible Notes mature on January 15, 2025, unless earlier converted, redeemed, or repurchased.

On or after October 15, 2024, until the close of business on the second scheduled trading day immediately preceding January 15, 2025, holders may convert their Convertible Notes at any time. Upon conversion, holders may receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's option. The initial conversion rate is 25.5384 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $39.16 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

Holders may convert their Convertible Notes prior to October 15, 2024, only under certain circumstances, subject to the conditions set forth in the Indenture, including any one of the following: (i) during the five business day period immediately after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of convertible notes, as determined following a request by a holder of the convertible notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on such trading day, (ii) the Company elects to distribute to all or substantially all holders of the common stock (a) any rights, options or warrants (other than in connection with a stockholder rights plan for so long as the rights issued under such plan have not detached from the associated shares of common stock) entitling them, for a period of not more than 45 days from the declaration date for such distribution, to subscribe for or purchase shares of common stock at a price per share that is less than the average of the last reported sale prices of the common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the declaration date for such distribution, or (b) the Company’s assets, debt securities or rights to purchase securities of the Company, which distribution has a per share value, as reasonably determined by the board of directors, exceeding 10% of the last reported sale price of the common stock on the trading day immediately preceding the declaration date for such distribution, (iii) if a transaction or event that constitutes a fundamental change or a make-whole fundamental change occurs, or if the Company is a party to (a) a consolidation, merger, combination, statutory or binding share exchange or similar transaction, pursuant to which the common stock would be converted into, or exchanged for, cash, securities or other property or assets, or (b) any sale, conveyance, lease or other transfer or similar transaction in one transaction or a series of transactions of all or substantially all of the consolidated assets of the Company and its subsidiaries, taken as a whole, all or any portion of the Convertible Notes may be surrendered by a holder for conversion at any time from or after the date that is 30 scheduled trading days prior to the anticipated effective date of the transaction, (iv) if during any calendar quarter commencing after the calendar quarter ending on March 31, 2018 (and only during such calendar quarter), the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, or, (v) if the Company sends a notice of redemption, a holder may surrender all or any portion of its Convertible Notes, to which the notice of redemption relates, for conversion at any time on or after the date the applicable notice of redemption was sent until the close of business on (a) the second business day immediately preceding the related redemption date or (b) if the Company fails to pay the redemption price on the redemption date as specified in such notice of redemption, such later date on which the redemption price is paid.

The Convertible Notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in the convertible notes are not required to be separately accounted for as a derivative. However, since the Convertible Notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the gross proceeds of the Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6%, and accordingly, the equity component on the date of issuance was $140.9 million. The discount is being amortized to interest expense over the term of the Convertible Notes, which results in a remaining period of approximately 6.8 years.

For the quarter ended March 31, 2018, total interest expense related to the Convertible Notes was $4.7 million, which includes the contractual interest coupon, the amortization of the issuance costs, and accretion of debt discount, as described in the table below. The following table presents the components of the Company’s debt balance as of March 31, 2018 (in thousands):

1.75% convertible senior notes due 2025	$450,000
Debt issuance costs, unamortized	(9,424)
Discount on debt	(137,870)
Long-term debt, net	$302,706

As of March 31, 2018, future principal repayments of the debt for each of the fiscal years through maturity were as follows (in thousands):

Year Ending December 31:
2018	$—
2019	—
2020	—
2021	—
2022	—
2023 and thereafter	450,000
$450,000

The estimated fair value of the liability component of the Convertible Notes (categorized as a Level 2 liability for fair value measurement purposes) was determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place.  The Company believes the estimated fair value at March 31, 2018 approximates the carrying amount.

In February 2018, the Company used part of the net proceeds from the issuance of the Convertible Notes to pay off its outstanding debt to Hercules Capital (Hercules). The payments to Hercules consisted of $55.0 million for the principal amount and an additional $3.2 million in back-end fees, outstanding interest, and prepayment penalty fees, which resulted in a $2.2 million loss on extinguishment of debt in the quarter ended March 31, 2018.

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Contractual interest expense	$2,272	$1,272
Amortization of debt issuance costs	299	31
Accretion of back-end fee on debt	50	171
Accretion of debt discount	3,021	—
Total interest expense	$5,642	$1,474

6.                                      Shareholders’ Equity

Common Stock — As of March 31, 2018, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 and 76,623,136 shares of common stock issued and outstanding. In addition, as of March 31, 2018, the Company had reserved 9,865,574 shares of common stock for issuance upon the exercise of outstanding stock options and 234,373 shares of common stock for issuance upon the vesting of RSUs. The Company has also reserved 11,492,280 shares of common stock for issuance upon conversion of the Convertible Notes, subject to adjustment in accordance with the Indenture.

In January 2018, the Company completed an underwritten public offering of $450.0 million aggregate principal amount of Convertible Notes, including the exercise in full of the underwriter's option to purchase additional Convertible Notes. The fair value of the liability component of the Convertible Notes on the date of issuance was estimated at $309.1 million, and accordingly, the equity component (included in additional paid-in capital) on the date of issuance was calculated as $140.9 million using the residual method as further described in Note 5 Debt.

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

Preferred Stock — As of March 31, 2018, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 and no shares of preferred stock were issued and outstanding.

7.                                      Stock-Based Compensation

The Company’s current equity compensation plan, the 2017 Incentive Plan, was approved by shareholders at the Company’s Annual Meeting of Shareholders on May 18, 2017. The 2017 Incentive Plan is administered by the Compensation Committee and the Board of Directors of the Company. Under the terms of the 2017 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards, as well as pay incentive bonuses to eligible employees and non-employee directors. On May 18, 2017, upon the approval of the 2017 Incentive Plan by shareholders, 5,000,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. As of March 31, 2018, 3,643,015 shares remained for future issuance under the 2017 Incentive Plan. The 2017 Incentive Plan will terminate on April 3, 2027 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options. These awards are made pursuant to the NASDAQ inducement grant exception as a component of new hires’ employment compensation in connection with the Company’s equity grant program. During the three months ended March 31, 2018, the Company granted inducement stock options covering 236,730 shares of the Company's common stock to new employees.

Stock Options - The Company calculates the fair value of stock options granted using the Black-Scholes valuation model. The following table summarizes the Company’s grant date fair value and assumptions used in determining the fair value of all stock options granted during the periods presented:

	Three Months Ended March 31,
	2018	2017
Volatility	67%-68%	73%-74%
Risk-free interest rate	2.25%-2.65%	1.86%-1.99%
Dividend yield	0.0%	0.0%
Expected option term (in years)	5.08	6.25
Weighted average fair value of stock options granted	$17.07	$9.18

For each period presented, the volatility factor was based on the Company’s historical volatility during the expected option term. Estimated forfeitures are based on the actual percentage of option forfeitures since the closing of the Company’s merger with Transave, Inc. in December 2010. The expected option term for these grants was determined using the Company’s historical exercise behavior.

From time to time, the Company grants performance-condition options to certain of its employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the grantees fulfilling a service condition (continued employment). As of March 31, 2018, the Company had performance options totaling 133,334 shares outstanding which had not yet met the recognition criteria.

The following table summarizes the Company’s aggregate stock option activity for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2017	8,608,921	$14.08
Granted	1,322,350	$29.51
Exercised	(12,628)	$11.23
Forfeited or expired	(53,069)	$15.70
Options outstanding at March 31, 2018	9,865,574	$16.14	7.49	$73,003
Vested and expected to vest at March 31, 2018	9,499,525	$15.97	7.44	$71,286
Exercisable at March 31, 2018	4,679,778	$12.97	6.17	$44,855

The total intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was $0.2 million and $0.5 million, respectively.

As of March 31, 2018, there was $44.7 million of unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 2.73 years. Included in unrecognized compensation expense was $1.1 million related to outstanding performance-condition options. These performance-condition options will vest, and compensation expense will be recognized, in the period when FDA approval of ALIS is received in the US. The following table summarizes the range of exercise prices and the number of stock options outstanding and exercisable as of March 31, 2018:

Outstanding as of March 31, 2018					Exercisable as of March 31, 2018
Range of Exercise Prices ($)		Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price ($)	Number of Options	Weighted Average Exercise Price ($)
$3.03	$6.90	1,107,302	4.48	$4.01	1,069,802	$3.91
$6.96	$10.85	1,068,246	8.01	$10.76	419,017	$10.62
$11.14	$12.58	1,085,440	6.12	$12.17	799,415	$12.17
$12.66	$13.67	1,031,771	8.46	$13.59	329,907	$13.53
$13.94	$16.07	1,191,255	7.24	$15.28	666,341	$15.12
$16.09	$17.16	1,489,378	8.47	$16.70	350,612	$16.18
$17.24	$22.76	1,436,957	6.77	$21.11	1,009,373	$21.07
$22.84	$30.46	1,279,095	9.66	$29.05	35,311	$23.80
$30.86	$31.78	155,960	9.74	$31.10	—	$—
$32.46	$32.46	20,170	9.76	$32.46	—	$—

Restricted Stock and Restricted Stock Units — The Company may grant restricted stock (RS) and RSUs to eligible employees, including its executives, and non-employee directors. Each share of RS vests, and each RSU represents a right to receive one share of the Company’s common stock, upon the completion of a specific period of continued service or achievement of a certain milestone. RS and RSU awards are valued at the market price of the Company’s common stock on the date of grant. The Company recognizes noncash compensation expense for the fair values of these RS and RSU awards on a straight-line basis over the requisite service period of these awards. The following table summarizes the Company’s RSU award activity during the three months ended March 31, 2018:

	Number of RSUs	Weighted Average Grant Price ($)
Outstanding at December 31, 2017	46,914	$17.16
Granted	187,549	30.46
Released	—	—
Forfeited	(90)	30.46
Outstanding at March 31, 2018	234,373	$27.80

The following table summarizes the aggregate stock-based compensation expense recorded in the Consolidated Statements of Comprehensive Loss related to stock options and RSUs during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Research and development expenses	$1.9	$1.5
General and administrative expenses	3.8	2.5
Total	$5.7	$4.0

8.                                      Income Taxes

The Company’s provision for income taxes was $48,000 and $30,000 for the three months ended March 31, 2018 and 2017, respectively. The provision for income taxes in all periods was a result of certain of the Company’s subsidiaries in Europe, which had taxable income during the three months ended March 31, 2018 and 2017. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company’s deferred tax assets and therefore no tax benefit was recorded.

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company recorded a provisional amount of $94.0 million as of December 31, 2017 related to the remeasurement of certain deferred tax balances, offset by the write-down of the full valuation allowance recorded. Upon further analyses of certain aspects of the Tax Cut and Jobs Act and refinement of the Company's calculations during the three months ended March 31, 2018, the Company determined that the provisional amount would not need to be adjusted.

The Company is subject to US federal, US state and foreign income taxes. In regards to foreign income taxes, the Company was subject to a one-time transition tax based on its total earnings and profits, which are generally deferred from US income taxes under previous US law. Due to the aggregate loss position of our foreign subsidiaries, the Company did not record any provisional amount for the one-time transition tax liability at December 31, 2017.

The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the federal tax returns for the years ended 2014 and later, and is generally open for certain states for the years 2013 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of March 31, 2018 and December 31, 2017, the Company had recorded no reserves for unrecognized income tax benefits, nor had it recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.

9.                                      Commitments and Contingencies

The Company has an operating lease for office and laboratory space located in Bridgewater, NJ, its corporate headquarters, for which the initial lease term expires in November 2019. Future minimum rental payments under this lease are $1.7 million. In July 2016, the Company signed an operating lease for additional laboratory space located in Bridgewater, NJ for which the initial lease term expires in December 2021. Future minimum rental payments under this lease are $1.8 million.

Rent expense charged to operations was $0.4 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. Future minimum rental payments required under the Company’s operating leases for the period from April 1, 2018 to December 31, 2018 and for each of the five years thereafter are as follows (in thousands):

Year Ending December 31:
2018 (remaining)	$1,145
2019	1,421
2020	477
2021	498
2022	—
2023	—
$3,541

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

On October 25, 2016, the Court issued an order appointing Bucks County Employees Retirement Fund as lead plaintiff for the putative class. On December 15, 2016, the lead plaintiff filed an amended complaint that shortened the putative class period for the Exchange Act claims to March 26, 2014 through June 8, 2016 and added claims under Sections 11, 12, and 15 of the Securities Act of 1933 (Securities Act) on behalf of a putative class of investors who purchased common stock in or traceable to the Company’s March 31, 2015 public offering. The amended complaint named as defendants in the Securities Act claims the Company, certain directors and officers, and the investment banks who served as underwriters in connection with the secondary offering. The amended complaint alleged defendants violated the Securities Act by using a purportedly misleading definition of “culture conversion” and supposedly failing to disclose in the offering materials purported flaws in its Phase 2 study that made the secondary offering risky or speculative and sought damages in an unspecified amount. The Company moved to dismiss the amended complaint on March 1, 2017.

On February 15, 2018, the Court issued a decision granting the motion and dismissing the amended complaint without prejudice as to all defendants. On March 22, 2018 after the lead plaintiffs failed to file an amended complaint, the Court entered final judgment in favor of the defendants, and dismissed the case with prejudice. The deadline for appeal has now passed and the Company considers the case closed.

From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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
              Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:

•
risks that data from the remainder of the treatment and off-treatment phases of the CONVERT study (the CONVERT study or the 212 study) will not be consistent with the top-line six-month results of the study;

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
We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statement is based on information current as of the date of this Quarterly Report on Form 10-Q and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We disclaim any obligation, except as specifically required by law, and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2017.

OVERVIEW
     We are a global biopharmaceutical company focused on the unmet needs of patients with rare diseases. Our lead product candidate is amikacin liposome inhalation suspension (ALIS), which is in late-stage development for adult patients with treatment refractory nontuberculous mycobacteria (NTM) lung disease caused by Mycobacterium avium complex (MAC), a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Our earlier clinical-stage pipeline includes INS1007 and INS1009. INS1007 is a novel oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), an enzyme responsible for activating neutrophil serine proteases, which are implicated in the pathology of chronic inflammatory lung diseases, such as non-cystic fibrosis (non-CF) bronchiectasis. INS1009 is an inhaled nanoparticle formulation of a treprostinil prodrug that may offer a differentiated product profile for rare pulmonary disorders, including pulmonary arterial hypertension (PAH).
The table below summarizes the current status and anticipated milestones for our principal product candidates: ALIS, INS1007, and INS1009.

Product Candidate/Target Indications	Status	Next Expected Milestones
ALIS for NTM lung infections
• We announced top-line data for the CONVERT study in September 2017. Based on top-line results, the CONVERT study met its primary endpoint of culture conversion, which we defined as three consecutive negative monthly sputum cultures by month six with statistical and clinical significance, with 29% of patients in the ALIS plus current guideline-based therapy (GBT) arm achieving culture conversion, compared to 9% of patients in the GBT-only arm (p<0.0001).
• We announced interim data from the CONVERT study and the 312 extension study in January 2018, which we view as consistent with the six-month results of the CONVERT study. The recent data included interim long-term durability data for the CONVERT study and interim efficacy data for the 312 study.

• We filed a new drug application (NDA) for approval of ALIS with the US Food and Drug Administration (FDA) at the end of March 2018.

• The FDA has designated ALIS as an orphan drug, a breakthrough therapy, and a qualified infectious disease product (QIDP), and the European Commission has granted an orphan designation for ALIS for the treatment of NTM lung disease.

• The FDA has 60 days from its receipt of our NDA to review the submission to determine if it is complete and acceptable for filing. We are pursuing accelerated approval of ALIS pursuant to Section 506(c) of the Federal Food Drug and Cosmetic Act and 21 C.F.R. Part 314 Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) (Subpart H) based on the six-month data from the CONVERT study.

• We intend to seek marketing approvals for ALIS in certain countries outside the US, such as Japan, when sufficient data are available. If approved, we expect ALIS would be the first inhaled therapy specifically indicated for the treatment of NTM lung disease caused by MAC in North America, Japan and Europe.

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

• We expect to continue to advance enrollment in the WILLOW clinical study of INS1007 during 2018. • We are exploring the potential of INS1007 in various neutrophil-driven inflammatory conditions.
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

Our current priorities are as follows:

•	Completing the CONVERT study and the 312 study;

•	Securing approval for the ALIS NDA from the FDA, under Subpart H, based on the six-month data from the CONVERT study;

•	Ensuring our product supply chain will support the commercialization, if approved, and potential future life cycle management programs of ALIS;

•	Preparing for potential commercialization of ALIS in the US, Japan, certain countries in Europe, and certain other countries;

•	Developing the core value dossier to support the global reimbursement of ALIS;

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

The FDA has designated ALIS as an orphan drug, a breakthrough therapy, and a QIDP for NTM lung disease. Orphan designated drugs are eligible for seven years of exclusivity for the orphan indication. QIDP designation features an additional five years of exclusivity for the designated indication. As a result, if ALIS is approved in the US, we expect FDA to grant a total of 12 years of exclusivity in the indication for which ALIS is approved. A QIDP-designated product is eligible for fast track status and is often granted priority review status. A priority review designation for a drug that is not a new molecular entity means the FDA’s goal is to take action on the NDA within six months following receipt of the NDA.

The CONVERT Study and 312 Study

CONVERT Top‑Line Efficacy Data
The CONVERT study is a randomized, open-label global phase 3 clinical study of ALIS in adult patients with treatment refractory NTM lung disease caused by MAC. We announced top-line data for the CONVERT study in September 2017. The CONVERT study enrolled 336 adult patients with NTM lung disease caused by MAC who were refractory to at least six months' treatment with a multi-drug, guideline-based therapy (GBT). After a screening period of up to 10 weeks, eligible patients were randomized 2:1 to once-daily ALIS plus GBT or GBT only. The primary endpoint of the study was the proportion of patients achieving culture conversion, which we defined as three consecutive monthly negative sputum cultures, by month six. Based on top-line results, the CONVERT study met its primary endpoint, with 29% of patients in the ALIS plus GBT arm achieving culture conversion, compared to 9% of patients in the GBT-only arm (p<0.0001).

We also reported top-line data for certain secondary and exploratory endpoints for the first six months of the study. Top‑line data for the six-minute walk test indicated no statistically significant difference between patients in the two arms of the study. However, an analysis of these data (per a pre-specified exploratory endpoint) showed that patients who achieved culture conversion in either arm demonstrated an improvement in six-minute walk distance when compared to patients who did not culture convert (p=0.0108). Top-line data for the secondary endpoint of time to conversion demonstrated that patients in the GBT-only arm took approximately 30% longer to convert when compared to patients on ALIS plus GBT (p<0.0001). We are continuing our analysis of the impact of conversion on a variety of other clinical measures.

The protocol for the CONVERT study incorporates feedback from the FDA and the EMA via its scientific advice working party process, as well as local health authorities in other countries, including Japan’s PMDA. Because the CONVERT study met the primary endpoint of culture conversion at month six based on the top-line results, we submitted an NDA for ALIS to the FDA at the end of March 2018 pursuant to Subpart H, which permits the FDA to approve a product candidate based on a surrogate or intermediate endpoint subject to the requirement that we conduct post-approval studies to verify and describe the clinical benefit of the product. We expect to receive a six-month priority review from the FDA. We believe that efficacy data from the CONVERT study at month six will be sufficient to support the accelerated approval of ALIS. We expect that full approval would be contingent on FDA review of, among other things, the final analyses of durability of culture conversion for converters.

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

CONVERT Long-Term Durability Data

In January 2018 we announced interim data on the durability of culture conversion, as defined by patients that have completed treatment and continued in the CONVERT study off all therapy for three months, which we expect will be the endpoint necessary to support full regulatory approval in the US. The following data are interim results observed through December 2017, and have not been further analyzed. As of December 2017, of the 75 patients achieving culture conversion in the CONVERT study, 53 of these patients were evaluable for durability of culture conversion three months after the completion of treatment. Interim data for durability of culture conversion as of December 2017 on these 53 patients are detailed below:

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

312 Study

All non-converters in the CONVERT study, as determined at the month eight visit, may be eligible to enter the 312 study which is a separate 12-month, single-arm, open-label study. The purpose of the 312 study is to further evaluate the safety and tolerability of long-term treatment with ALIS added to GBT. The secondary endpoints of the 312 study include evaluating the proportion of patients achieving culture conversion (three consecutive monthly negative sputum cultures) by month six and the proportion of patients achieving culture conversion by month 12 (end of treatment).

312 Study Interim Efficacy Data
In January 2018, we also announced interim data for the 312 study, which enrolled 163 adult patients with NTM lung disease caused by MAC who completed six months of treatment in the CONVERT study, but did not demonstrate culture conversion by Month 6. The following data are interim results observed through December 2017, and have not been further analyzed. Patients in the ALIS plus GBT arm of the CONVERT study and patients in the GBT-only arm of the CONVERT study who did not achieve culture conversion by Month 6 had the option to enroll in the 312 study at Month 8. Under the study protocol, non-converting patients from both arms of the CONVERT study will receive 12 months of ALIS plus GBT in the 312 study. We will also use the data from this trial to further assess the impact of the addition of ALIS to background GBT on sputum culture conversion, by Month 6.
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

** Includes all patients completing six months of treatment, all patients who discontinued prior to six months and all ongoing patients prior to six months who completed two months of treatment.
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
We are currently exploring the NTM market opportunity for ALIS in Japan. The CONVERT study included a comprehensive pharmacokinetic sub-study in Japanese subjects in lieu of a separate local pharmacokinetic study in Japan, as agreed with the PDMA. If the data from the CONVERT study are sufficient to support our MAAs, and the FDA approves ALIS, we expect our first regulatory filing outside the US to be in Japan. We have established a Japanese legal entity and began hiring local employees in 2018 to closely manage our regulatory and pre-commercial activities.

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

The WILLOW Study

The WILLOW study is a global phase 2, randomized, double-blind, placebo-controlled, parallel group, multi-center clinical study to assess the efficacy, safety and tolerability, and pharmacokinetics of INS1007 administered once daily for 24 weeks in subjects with non-CF bronchiectasis. We commenced enrollment in the WILLOW study in December 2017. In addition, we are exploring the potential of INS1007 in various neutrophil-driven inflammatory conditions.

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

KEY COMPONENTS OF OUR STATEMENT OF OPERATIONS

Research and Development (R&D) Expenses
R&D expenses consist of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions, including medical affairs. Expenses also include other internal operating expenses, the cost of manufacturing our drug candidate(s) for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, our R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as for INS1007. Our expenses related to manufacturing our drug candidate(s) for clinical studies and commercial inventory prior to regulatory approvals are primarily related to activities at contract manufacturing organizations (CMOs) that manufacture our product candidates for our use, including purchases of active pharmaceutical ingredients. R&D expenses also include spending to build-out the CMO facilities to prepare for our future global production requirements. Our expenses related to clinical trials are primarily related to activities at contract research organizations that conduct and manage clinical trials on our behalf.
Since 2011, we have focused our development activities principally on our proprietary, advanced liposomal technology designed specifically for inhaled therapies. Our development efforts since 2015 have principally related to the development of ALIS in the NTM lung disease indication described above.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for our non-employee directors and personnel serving in our executive, finance and accounting, legal, pre-commercial, corporate development, information technology, program management and human resource functions. General and administrative expenses also include professional fees for legal services, including fees incurred in connection with the securities litigation discussed in Note 9 to our Consolidated Financial Statements - “Commitments and Contingencies - Legal Proceedings” and patent-related expenses, consulting services including for pre-commercial planning activities such as non-branded disease awareness, insurance, board of director fees, tax and accounting services.
Investment Income and Interest Expense
Investment income consists of interest income earned on our cash and cash equivalents. Interest expense consists primarily of contractual interest expense, amortization of debt issuance costs and accretion of debt discount. Debt issuance costs are amortized and the debt discount is accreted to interest expense using the effective interest rate method over the term of the debt. Unamortized debt issuance costs associated with extinguished debt are expensed in the period of the extinguishment.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2018 and 2017

Net Loss

Net loss for the quarter ended March 31, 2018 was $68.5 million, or $0.89 per share—basic and diluted, compared with a net loss of $37.4 million, or $0.60 per share—basic and diluted, for the quarter ended March 31, 2017. The $31.1 million increase in our net loss for the quarter ended March 31, 2018 as compared to the same period in 2017 was primarily due to:

•	Increased R&D expenses of $7.8 million, primarily resulting from an increase in external manufacturing expenses and higher compensation and related expenses due to an increase in headcount; and

•
Increased general and administrative expenses of $18.9 million, resulting from an increase in consulting fees relating to pre-commercial planning activities and higher compensation and related expenses due to an increase in headcount.

In addition, there was a $4.2 million increase in interest expense resulting from the issuance of $450.0 million aggregate principal amount of 1.75% convertible senior notes due 2025 (the Convertible Notes) in connection with the public offering that occurred in January 2018.

R&D Expenses

R&D expenses for the quarters ended March 31, 2018 and 2017 were comprised of the following components (in thousands):

	Quarters Ended March 31,		Increase (decrease)
	2018	2017	$	%
External Expenses
Clinical development & research	$7,818	$8,488	$(670)	(7.9)%
Manufacturing	7,934	2,744	5,190	189.1%
Regulatory and quality assurance	1,630	1,356	274	20.2%
Subtotal—external expenses	$17,382	$12,588	$4,794	38.1%
Internal Expenses
Compensation and related expenses	$9,883	$7,650	$2,233	29.2%
Other internal operating expenses	2,833	2,016	817	40.5%
Subtotal—internal expenses	$12,716	$9,666	$3,050	31.6%
Total	$30,098	$22,254	$7,844	35.2%

R&D expenses increased to $30.1 million during the quarter ended March 31, 2018 from $22.3 million in the same period in 2017. The $7.8 million increase was primarily due to an increase of $5.2 million in external manufacturing expenses, specifically related to purchases of ALIS raw materials, CMO expenses related to ALIS commercial inventory production, and construction costs relating to the build-out of a third party CMO production facility. In addition, there was a $2.2 million increase in compensation and related expenses due to an increase in headcount in the quarter ended March 31, 2018 as compared to the prior year period.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2018 and 2017 were comprised of the following (in thousands):

	Quarters Ended March 31,		Increase (decrease)
	2018	2017	$	%
General & administrative	$13,519	$8,654	$4,865	56.2%
Pre-commercial expenses	19,134	5,061	14,073	278.1%
Total general & administrative expenses	$32,653	$13,715	$18,938	138.1%

General and administrative expenses increased to $32.7 million during the quarter ended March 31, 2018 from $13.7 million in the same period in 2017. The $18.9 million increase was primarily due to $8.9 million in higher compensation and related expenses due to an increase in headcount, including the hiring of our field force, and $7.6 million in consulting fees relating to pre-commercial planning activities for the preparation for the post-approval launch of ALIS, including non-branded disease awareness, patient support planning, field operations and other professional fees. In addition, there was an increase of $1.6 million related to software licenses and fees and training costs for the field force hired in the first quarter of 2018.

Interest Expense

Interest expense was $5.6 million for the quarter ended March 31, 2018 as compared to $1.5 million in the same period in 2017. The $4.2 million increase in interest expense in the quarter ended March 31, 2018 as compared to the prior year quarter relates to the issuance of $450.0 million aggregate principal amount of Convertible Notes in January 2018. The interest expense on the Convertible Notes for the quarter ended March 31, 2018 is based on an effective interest rate of 7.6%.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential pharmaceutical product to the point of regulatory approval and commercialization. In recent years, we have funded our operations through public offerings of equity securities and debt financings. We expect to continue to incur losses both in our US and certain international entities, as we plan to fund research and development activities and commercial launch activities.

In January 2018, we completed an underwritten public offering of $450.0 million aggregate principal amount of Convertible Notes, including the exercise in full of the underwriter's option to purchase additional Convertible Notes. Our net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.1 million, were $435.9 million.

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

We may need to raise additional capital to fund our operations, to develop and commercialize ALIS if approved, to develop INS1007 and INS1009, and to develop, acquire, in-license or co-promote other products that address orphan or rare diseases. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. We may opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. We expect such additional funding, if any, would be used to continue to develop our potential product candidates, to pursue the license or purchase of other technologies, to commercialize our product candidates or to purchase other products. During 2018, we plan to continue to fund further clinical development of ALIS and INS1007, support efforts to obtain regulatory approvals, and prepare for commercialization of ALIS. Our cash requirements in 2018 will be impacted by a number of factors, the most significant of which are expenses related to the CONVERT and 312 studies and pre-commercialization efforts for ALIS, and to a lesser extent, expenses related to INS1007 and future ALIS clinical trials. We expect our operating expenses to continue to significantly increase in 2018 as compared to 2017.

Cash Flows

As of March 31, 2018, we had cash and cash equivalents of $686.6 million, as compared with $381.2 million as of December 31, 2017. The $305.4 million increase was due primarily to the net cash proceeds from our issuance of Convertible Notes in January 2018, partially offset by cash used in operating activities and, to a lesser extent, cash used in investing activities. Our working capital was $661.6 million as of March 31, 2018 as compared with $344.8 million as of December 31, 2017.

Net cash used in operating activities was $68.0 million and $36.9 million for the three months ended March 31, 2018 and 2017, respectively. The net cash used in operating activities during the three months ended March 31, 2018 and 2017 was primarily for the pre-commercial, clinical and manufacturing activities related to ALIS, as well as general and administrative expenses. In addition, net cash used in operating activities during the three months ended March 31, 2018 included clinical trial expenses related to INS1007.

Net cash used in investing activities was $5.4 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. The net cash used in investing activities in 2018 was primarily related to the purchase of fixed assets for our long-term production capacity build-out at our CMO. The net cash used in investing activities in 2017 related to payments for the build-out of our lab facility in Bridgewater, New Jersey.

Net cash provided by financing activities was $378.8 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. Net cash provided by financing activities for the three months ended March 31, 2018 included net cash proceeds of $435.9 million from our issuance of Convertible Notes in January 2018, partially offset by the February 2018 pay-off of our outstanding debt to Hercules Capital (Hercules) in the amount of $55.0 million. Net cash provided by financing activities for the three months ended March 31, 2017 was cash proceeds from stock option exercises.

Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations during the three months ended March 31, 2018 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the following:

In January 2018, we completed an underwritten public offering of $450.0 million aggregate principal amount of Convertible Notes pursuant to an indenture between the Company and Wells Fargo, as trustee. Our net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.1 million, were approximately $435.9 million. The Convertible Notes bear interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The Convertible Notes mature on January 15, 2025, unless earlier converted, redeemed, or repurchased. The Convertible Notes are convertible into common stock of the Company under certain circumstances described in the indenture. See Note 5 to our Consolidated Financial Statements - “Debt” for more information.

In February 2018, we used part of the net proceeds from the issuance of the Convertible Notes to pay off the outstanding debt owed to Hercules. The payments consisted of $55.0 million for the principal amount and an additional $3.2 million in back-end fees, outstanding interest, and prepayment penalties. As a result, we incurred a $2.2 million loss on the extinguishment of debt in the quarter ended March 31, 2018.

As of March 31, 2018, future payments under our long-term debt agreements, capital leases, minimum future payments under non-cancellable operating leases and minimum future payment obligations are as follows:

	Total	Less than 1 year	1 ‑ 3 Years	4 ‑ 5 Years	After 5 Years
	(in thousands)
Debt obligations
Debt maturities	$450,000	$—	$—	$—	$450,000
Contractual interest	54,906	7,328	15,750	15,750	16,078
Operating leases	3,541	1,518	1,648	375	—
Purchase obligations	4,725	2,700	2,025	—	—
Total contractual obligations	$513,172	$11,546	$19,423	$16,125	$466,078
This table does not include: (a) any milestone payments which may become payable to third parties under our license and collaboration agreements as the timing and likelihood of such payments are not known; (b) any royalty payments to third parties as the amounts of such payments, timing and/or the likelihood of such payments are not known; or (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.
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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. For the required interim disclosure updates related to our accounting policies, see Note 2 to our Consolidated Financial Statements — “Summary of Significant Accounting Policies” in this Quarterly Report on Form 10-Q.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2018, our cash and cash equivalents were in cash accounts or were invested in US treasury bills and money market funds. Money market accounts are not insured by the federal government.

As of March 31, 2018, we had $450.0 million of Convertible Notes outstanding which bear interest at a coupon rate of 1.75%. If a 10% change in interest rates had occurred on March 31, 2018, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the three months ended March 31, 2018 and 2017, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the periodic reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                       RISK FACTORS

There have been no material changes during the quarter ended March 31, 2018 to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2018.

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

101
The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: May 2, 2018	By	/s/ Paolo Tombesi
Paolo Tombesi
Chief Financial Officer
(Principal Financial and Accounting Officer)