Form 10-Q
period 2018-06-30
INSMED Inc
filed 2018-08-02
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2018, there were 77,040,858 shares of the registrant’s common stock, $0.01 par value, outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$634,329	$381,165
Prepaid expenses and other current assets	10,929	8,279
Total current assets	645,258	389,444

In-process research and development	58,200	58,200
Fixed assets, net	17,881	12,432
Other assets	2,905	1,971
Total assets	$724,244	$462,047

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,966	$14,671
Accrued expenses	29,046	29,339
Other current liabilities	630	646
Total current liabilities	45,642	44,656

Long-term debt, net	307,156	55,567
Other long-term liabilities	805	765
Total liabilities	353,603	100,988

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 77,038,788 and 76,610,508 issued and outstanding shares at June 30, 2018 and December 31, 2017, respectively	770	766
Additional paid-in capital	1,472,699	1,318,181
Accumulated deficit	(1,102,846)	(957,885)
Accumulated other comprehensive income (loss)	18	(3)
Total shareholders’ equity	370,641	361,059
Total liabilities and shareholders’ equity	$724,244	$462,047

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	35,722	26,871	65,820	49,125
General and administrative	37,160	16,644	69,813	30,359
Total operating expenses	72,882	43,515	135,633	79,484

Operating loss	(72,882)	(43,515)	(135,633)	(79,484)

Investment income	2,729	169	4,769	323
Interest expense	(6,488)	(1,489)	(12,130)	(2,963)
Loss on extinguishment of debt	—	—	(2,209)	—
Other income, net	244	200	330	105
Loss before income taxes	(76,397)	(44,635)	(144,873)	(82,019)

Provision for income taxes	40	37	88	67

Net loss	$(76,437)	$(44,672)	$(144,961)	$(82,086)

Basic and diluted net loss per share	$(1.00)	$(0.72)	$(1.89)	$(1.32)

Weighted average basic and diluted common shares outstanding	76,767	62,209	76,693	62,126

Net loss	$(76,437)	$(44,672)	$(144,961)	$(82,086)
Other comprehensive (loss) income:
Foreign currency translation (losses) gains	(21)	5	21	23
Total comprehensive loss	$(76,458)	$(44,667)	$(144,940)	$(82,063)

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(144,961)	$(82,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,698	1,454
Stock-based compensation expense	12,303	8,591
Amortization of debt issuance costs	585	61
Accretion of debt discount	7,252	—
Accretion of back-end fee on debt	50	342
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,653)	128
Accounts payable	1,981	767
Accrued expenses and other	1,794	(2,415)
Net cash used in operating activities	(122,951)	(73,158)
Investing activities
Purchase of fixed assets	(8,212)	(854)
Net cash used in investing activities	(8,212)	(854)
Financing activities
Proceeds from exercise of stock options	5,785	2,434
Loss on extinguishment of debt	(2,209)	—
Payment of debt	(55,000)	—
Proceeds from issuance of 1.75% convertible senior notes due 2025	450,000	—
Payment of debt issuance costs	(14,235)	—
Net cash provided by financing activities	384,341	2,434
Effect of exchange rates on cash and cash equivalents	(14)	51
Net increase (decrease) in cash and cash equivalents	253,164	(71,527)
Cash and cash equivalents at beginning of period	381,165	162,591
Cash and cash equivalents at end of period	$634,329	$91,064

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,276	$2,574
Cash paid for income taxes	$93	$41

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

The Company had $634.3 million in cash and cash equivalents as of June 30, 2018 and reported a net loss of $145.0 million for the six months ended June 30, 2018. Historically, the Company has funded its operations through public offerings of equity securities and debt financings. To date, the Company has not generated material revenue from ALIS. The Company does not expect to generate material revenue unless or until marketing approval is received for ALIS. Accordingly, the Company expects to continue to incur losses while funding research and development (R&D) activities, regulatory submissions, potential commercial launch activities and general and administrative expenses. The Company expects its future cash requirements to be substantial, and the Company may need to raise additional capital to fund operations, to develop and commercialize ALIS, to develop INS1007 and INS1009 and to develop, acquire, in-license or co-promote other products that address orphan or rare diseases.

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

The Company’s only financial assets and liabilities which were measured at fair value as of June 30, 2018 and December 31, 2017 were Level 1 assets comprised of cash and cash equivalents of $634.3 million and $381.2 million, respectively. The estimated fair value of the liability component of the 1.75% convertible senior notes due 2025 (the Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) was determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place. The following table shows certain assets and liabilities and their carrying values and fair values:

	As of June 30, 2018
	Carrying Value		Fair Value
	(in millions)
Level 1
Cash and cash equivalents	$634.3		$634.3
Level 2
Convertible Notes ($450.0 face value)	$307.2	*	$411.1

 * The carrying value of the Convertible Notes excludes $133.6 million of the unamortized portion of the debt discount.

The Company’s cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. Cash equivalents consist of liquid investments with an original maturity of three months or less from the date of purchase. As of June 30, 2018, the Company's cash and cash equivalents balance included US treasury bills of $399.9 million.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018 and December 31, 2017, the Company held no securities that were in an unrealized gain or loss position. The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the securities were rated below investment grade; (3) how long the securities have been in an unrealized loss position; and (4) the Company’s ability and intent to retain the investment for a sufficient period of time for it to recover.

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

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net loss	$(76,437)	$(44,672)	$(144,961)	$(82,086)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	76,767	62,209	76,693	62,126
Effect of dilutive securities:
Common stock options	—	—	—	—
RSUs	—	—	—	—
Convertible debt securities	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	76,767	62,209	76,693	62,126
Net loss per share:
Basic and Diluted	$(1.00)	$(0.72)	$(1.89)	$(1.32)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of June 30, 2018 and 2017 as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2018	2017
Stock options to purchase common stock	9,578	8,621
Unvested RSUs	236	47
Convertible debt securities	11,492	—

Recently Adopted Accounting Pronouncements - In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. Among the updates, the standard requires debt extinguishment costs to be classified as cash outflows for financing activities. This standard update is effective as of the first quarter of 2018. As a result of the adoption of the standard, in the first quarter of 2018, the Company reported a $2.2 million loss on extinguishment of debt in the financing activities section of its consolidated statement of cash flows. The Company had no material debt extinguishment costs prior to the first quarter of 2018. There were no other significant impacts as a result of adopting this standard.

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

New Accounting Pronouncements (Not Yet Adopted)—In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-2 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-2 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. The standard requires a modified retroactive approach, but use of certain practical expedients is permitted. The Company expects to use the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any expired or existing leases. The Company additionally expects to use the practical expedient that allows it to treat the lease and non-lease components of its leases as a single component. The Company expects to adopt ASU 2016-2 in the first quarter of 2019 and is in the process of evaluating the impact of adoption on its consolidated financial statements.

3.                                      Identifiable Intangible Asset

The Company believes there are no indicators of impairment relating to its in-process research and development intangible asset as of June 30, 2018. The Company will begin to amortize the intangible asset upon US Food and Drug Administration (FDA) approval of ALIS, if received, and include the expense in the Company's consolidated statement of comprehensive loss.

4.                                      Accrued Expenses

Accrued expenses consist of the following:

	As of June 30, 2018	As of December 31, 2017
	(in thousands)
Accrued clinical trial expenses	$5,772	$7,837
Accrued compensation	7,371	12,197
Accrued professional fees	6,743	4,500
Accrued technical operation expenses	3,324	2,182
Accrued interest payable	3,391	423
Accrued construction costs	1,336	1,719
Other accrued expenses	1,109	481
	$29,046	$29,339

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

Holders may convert their Convertible Notes prior to October 15, 2024, only under the following circumstances, subject to the conditions set forth in an indenture, dated as of January 26, 2018, between the Company and Wells Fargo Bank, National Association (Wells Fargo), as trustee, as supplemented by the first supplemental indenture, dated January 26, 2018, between the Company and Wells Fargo (as supplemented, the Indenture): (i) during the five business day period immediately after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of convertible notes, as determined following a request by a holder of the convertible notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on such trading day, (ii) the Company elects to distribute to all or substantially all holders of the common stock (a) any rights, options or warrants (other than in connection with a stockholder rights plan for so long as the rights issued under such plan have not detached from the associated shares of common stock) entitling them, for a period of not more than 45 days from the declaration date for such distribution, to subscribe for or purchase shares of common stock at a price per share that is less than the average of the last reported sale prices of the common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the declaration date for such distribution, or (b) the Company’s assets, debt securities or rights to purchase securities of the Company, which distribution has a per share value, as reasonably determined by the board of directors, exceeding 10% of the last reported sale price of the common stock on the trading day immediately preceding the declaration date for such distribution, (iii) if a transaction or event that constitutes a fundamental change or a make-whole fundamental change occurs, or if the Company is a party to (a) a consolidation, merger, combination, statutory or binding share exchange or similar transaction, pursuant to which the common stock would be converted into, or exchanged for, cash, securities or other property or assets, or (b) any sale, conveyance, lease or other transfer or similar transaction in one transaction or a series of transactions of all or substantially all of the consolidated assets of the Company and its subsidiaries, taken as a whole, all or any portion of the Convertible Notes may be surrendered by a holder for conversion at any time from or after the date that is 30 scheduled trading days prior to the anticipated effective date of the transaction, (iv) if during any calendar quarter commencing after the calendar quarter ending on March 31, 2018 (and only during such calendar quarter), the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, or, (v) if the Company sends a notice of redemption, a holder may surrender all or any portion of its Convertible Notes, to which the notice of redemption relates, for conversion at any time on or after the date the applicable notice of redemption was sent until the close of business on (a) the second business day immediately preceding the related redemption date or (b) if the Company fails to pay the redemption price on the redemption date as specified in such notice of redemption, such later date on which the redemption price is paid.

The Convertible Notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in the convertible notes are not required to be separately accounted for as a derivative. However, since the Convertible Notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the gross proceeds of the Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6%, and accordingly, the residual equity component on the date of issuance was $140.9 million. The discount is being amortized to interest expense over the term of the Convertible Notes and has a remaining period of approximately 6.5 years.

For the three and six months ended June 30, 2018, total interest expense related to the Convertible Notes was $6.5 million and $11.2 million, respectively, which includes the contractual interest coupon payable semi-annually in cash, the amortization of the issuance costs, and accretion of debt discount, as described in the table below. The following table presents the components of the Company’s debt balance as of June 30, 2018 (in thousands):

1.75% convertible senior notes due 2025	$450,000
Debt issuance costs, unamortized	(9,206)
Discount on debt	(133,638)
Long-term debt, net	$307,156

As of June 30, 2018, future principal repayments of the debt for each of the fiscal years through maturity were as follows (in thousands):

Year Ending December 31:
2018	$—
2019	—
2020	—
2021	—
2022	—
2023 and thereafter	450,000
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

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest expense	$1,971	$1,288	$4,243	$2,560
Amortization of debt issuance costs	286	30	585	61
Accretion of back-end fee on debt	—	171	50	342
Accretion of debt discount	4,231	—	7,252	—
Total interest expense	$6,488	$1,489	$12,130	$2,963

6.                                      Shareholders’ Equity

Common Stock — As of June 30, 2018, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 77,038,788 shares of common stock issued and outstanding. In addition, as of June 30, 2018, the Company had reserved 9,577,825 shares of common stock for issuance upon the exercise of outstanding stock options and 235,815 shares of common stock for issuance upon the vesting of RSUs. The Company has also reserved 11,492,280 shares of common stock for issuance upon conversion of the Convertible Notes, subject to adjustment in accordance with the Indenture.

In January 2018, the Company completed an underwritten public offering of $450.0 million aggregate principal amount of Convertible Notes, including the exercise in full of the underwriter's option to purchase additional Convertible Notes. The fair value of the liability component of the Convertible Notes on the date of issuance was estimated at $309.1 million, and accordingly, the equity component (included in additional paid-in capital) on the date of issuance was calculated as $140.9 million using the residual method, as further described in Note 5 Debt.

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

Preferred Stock — As of June 30, 2018, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.

The following table summarizes the changes in total shareholders' equity for the six months ended June 30, 2018 (in thousands):

Balance at December 31, 2017	$361,059
Net loss for the period	(144,961)
Proceeds from exercise of stock options	5,785
Equity component of Convertible Notes	136,434
Stock-based compensation expense	12,303
Change in cumulative translation adjustment	21
Balance at June 30, 2018	$370,641

7.                                      Stock-Based Compensation

The Company’s current equity compensation plan, the 2017 Incentive Plan, was approved by shareholders at the Company’s Annual Meeting of Shareholders on May 18, 2017. The 2017 Incentive Plan is administered by the Compensation Committee and the Board of Directors of the Company. Under the terms of the 2017 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards, as well as pay incentive bonuses to eligible employees and non-employee directors. On May 18, 2017, upon the approval of the 2017 Incentive Plan by shareholders, 5,000,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. As of June 30, 2018, 3,501,366 shares remained for future issuance under the 2017 Incentive Plan. The 2017 Incentive Plan will terminate on April 3, 2027 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the NASDAQ inducement grant exception. During the six months ended June 30, 2018, the Company granted inducement stock options covering 236,730 shares of the Company's common stock to new employees.

Stock Options - The Company calculates the fair value of stock options granted using the Black-Scholes valuation model. The following table summarizes the Company’s grant date fair value and assumptions used in determining the fair value of all stock options granted during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Volatility	67%-68%	73%	67%-68%	73%-74%
Risk-free interest rate	2.55%-2.82%	1.74%-1.88%	2.25%-2.82%	1.74%-1.99%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term (in years)	5.19	6.25	5.08	6.25
Weighted average fair value of stock options granted	$15.18	$11.02	$16.93	$10.20

For each period presented, the volatility factor was based on the Company’s historical volatility during the expected option term. Estimated forfeitures are based on the actual percentage of option forfeitures since the closing of the Company’s merger with Transave, Inc. in December 2010. The expected option term for these grants was determined using the Company’s historical exercise behavior.

From time to time, the Company grants performance-condition options to certain of its employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the grantees fulfilling a service condition (continued employment). As of June 30, 2018, the Company had performance-condition options totaling 133,334 shares outstanding which had not yet met the recognition criteria.

The following table summarizes the Company’s aggregate stock option activity for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2017	8,608,921	$14.08
Granted	1,430,200	$29.22
Exercised	(381,366)	$15.17
Forfeited or expired	(79,930)	$17.30
Options outstanding at June 30, 2018	9,577,825	$16.27	7.27	$79,204
Vested and expected to vest at June 30, 2018	8,598,142	$15.75	7.10	$74,151
Exercisable at June 30, 2018	4,905,928	$13.16	6.15	$51,474

The total intrinsic value of stock options exercised during the three months ended June 30, 2018 and 2017 was $4.7 million and $1.6 million, respectively, and during the six months ended June 30, 2018 and 2017 was $4.9 million and $2.1 million, respectively.

As of June 30, 2018, there was $38.1 million of unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 2.6 years. Included in unrecognized compensation expense was $1.1 million related to outstanding performance-condition options. These performance-condition options will vest, and compensation expense will be recognized, in the period in which FDA approval of ALIS is received in the US. The following table summarizes the range of exercise prices and the number of stock options outstanding and exercisable as of June 30, 2018:

Outstanding as of June 30, 2018					Exercisable as of June 30, 2018
Range of Exercise Prices ($)		Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price ($)	Number of Options	Weighted Average Exercise Price ($)
$3.03	$4.55	960,038	4.13	$3.60	960,038	$3.60
$6.90	$6.90	127,903	4.64	$6.90	90,403	$6.90
$6.96	$10.85	998,827	7.81	$10.77	481,411	$10.68
$11.14	$12.58	1,035,336	5.59	$12.16	795,493	$12.17
$12.66	$13.67	1,007,519	8.14	$13.60	317,446	$13.53
$13.94	$16.07	1,139,846	7.07	$15.26	711,531	$15.11
$16.09	$17.16	1,458,791	8.17	$16.70	523,127	$16.53
$17.24	$22.76	1,318,770	6.72	$21.23	992,480	$21.32
$22.84	$28.51	381,245	9.31	$25.00	33,999	$23.72
$30.46	$32.46	1,149,550	9.42	$30.58	—	$—

Restricted Stock and Restricted Stock Units — The Company may grant restricted stock (RS) and RSUs to eligible employees, including its executives, and non-employee directors. Each share of RS vests, and each RSU represents a right to receive one share of the Company’s common stock, upon the completion of a specific period of continued service or achievement of a certain milestone. RS and RSU awards are valued at the market price of the Company’s common stock on the date of grant. The Company recognizes noncash compensation expense for the fair values of these RS and RSU awards on a straight-line basis over the requisite service period of these awards. As of June 30, 2018, there was $4.6 million of unrecognized compensation expense related to unvested RSU awards which is expected to be recognized over a weighted average period of 3.0 years. The following table summarizes the Company’s RSU award activity during the six months ended June 30, 2018:

	Number of RSUs	Weighted Average Grant Price ($)
Outstanding at December 31, 2017	46,914	$17.16
Granted	236,077	29.79
Released	(46,914)	17.16
Forfeited	(262)	30.46
Outstanding at June 30, 2018	235,815	$29.79

The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options and RSUs during the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Research and development expenses	$2.7	$1.5	$4.6	$3.0
General and administrative expenses	3.9	3.1	7.7	5.6
Total	$6.6	$4.6	$12.3	$8.6

8.                                      Income Taxes

The Company’s provision for income taxes was $40,000 and $88,000 for the three and six months ended June 30, 2018, respectively, and $37,000 and $67,000 for the three and six months ended June 30, 2017, respectively. The provision for income taxes in all periods was a result of certain of the Company’s subsidiaries in Europe, which had taxable income during the three and six months ended June 30, 2018 and 2017. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company’s deferred tax assets and therefore no tax benefit was recorded.

Following adoption of the Tax Cuts and Jobs Act during the fourth quarter of 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company recorded a provisional amount of $94.0 million as of December 31, 2017 related to the re-measurement of certain deferred tax balances, which was completely offset by a full valuation allowance. Upon further analyses of certain aspects of the Tax Cuts and Jobs Act and refinement of the Company's calculations during the six months ended June 30, 2018, the Company determined that the provisional amount would not need to be adjusted.

In addition to local taxes in foreign jurisdictions, the Company is subject to US federal, US state, and US tax on foreign earnings. In regard to the US tax on foreign earnings, the Company was subject to a one-time transition tax based on its total earnings and profits, which were generally deferred from US income taxes under previous US law. Due to the aggregate loss position of the Company's foreign subsidiaries, the Company did not record any provisional amount for the one-time transition tax liability at December 31, 2017. Additionally, the global intangible low-taxed income tax and base erosion provisions in the Tax Cuts and Jobs Act are effective for taxable years beginning after December 31, 2017. The Company does not currently expect these provisions to have a material impact (i) due to the aggregate loss position of its foreign subsidiaries and (ii) because the Company currently expects to be below the gross receipts threshold for purposes of the base erosion provisions.

The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the Company's federal tax returns for the years ended 2014 and later, and is generally open for certain states for the years 2013 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of June 30, 2018 and December 31, 2017, the Company had recorded no reserves for unrecognized income tax benefits, nor had it recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.

9.                                      Commitments and Contingencies

The Company has an operating lease for office and laboratory space located in Bridgewater, NJ, its corporate headquarters, for which the initial lease term expires in November 2019. Future minimum rental payments under this lease are $1.5 million. In July 2016, the Company signed an operating lease for additional laboratory space located in Bridgewater, NJ for which the initial lease term expires in December 2021. Future minimum rental payments under this lease are $1.7 million.

Rent expense charged to operations was $0.4 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. Future minimum rental payments required under the Company’s operating leases for the period from July 1, 2018 to December 31, 2018 and for each of the five years thereafter are as follows (in thousands):

Year Ending December 31:
2018 (remaining)	$768
2019	1,421
2020	477
2021	498
2022	—
2023	—
$3,164

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
              Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:

•	risks that data from the remainder of the treatment and off-treatment phases of the CONVERT study (the CONVERT study or the 212 study) will not be consistent with the six-month results of the study;

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

•
failure to obtain, or delays in obtaining, regulatory approval from the US Food and Drug Administration (FDA), Japan’s Ministry of Health, Labour and Welfare (MHLW) and Pharmaceuticals and Medical Devices Agency (PMDA),

the European Medicines Agency (EMA), and other regulatory authorities for our product candidates or their delivery devices, such as the eFlow Nebulizer System, including due to insufficient clinical data, selection of endpoints that are not satisfactory to regulators, the outcome of the upcoming advisory committee meeting, extensions of action dates under the Prescription Drug User Fee Act (PDUFA), or complexity in the review process for combination products;

•
imposition of significant post-approval regulatory requirements on our product candidates or failure to maintain regulatory approval for our product candidates, if received, due to a failure to satisfy post-approval regulatory requirements, such as the submission of sufficient data from confirmatory clinical studies;

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

•	competitive developments affecting our product candidates and potential exclusivity related thereto;

•	the cost and potential reputational damage resulting from litigation to which we are or may be a party;

•	loss of key personnel; and

•	lack of experience operating internationally.
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
• We announced interim data from the CONVERT study and the 312 extension study in January 2018, which we view as consistent with the six-month results of the CONVERT study. The data included interim long-term durability data for the CONVERT study and interim efficacy data for the 312 study.

• We filed a new drug application (NDA) for approval of ALIS with the FDA at the end of March 2018, and the FDA accepted the filing for priority review, pursuant to Section 506(c) of the Federal Food Drug and Cosmetic Act and 21 C.F.R. Part 314 Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) (Subpart H) based on the six-month data from the CONVERT study.

• The FDA has designated ALIS as an orphan drug, a breakthrough therapy, and a qualified infectious disease product (QIDP), and the European Commission has granted an orphan designation for ALIS for the treatment of NTM lung disease.

• We are preparing for an FDA advisory committee meeting to review data supporting our NDA for ALIS. The advisory committee meeting is scheduled for August 7, 2018.

• The FDA set a PDUFA action date of September 28, 2018 for our NDA for ALIS for adult patients with NTM lung disease caused by MAC.

• We also intend to seek marketing approvals for ALIS outside the US, such as in Japan and Europe, when sufficient data are available. If approved, we expect ALIS would be the first inhaled therapy specifically indicated for the treatment of NTM lung disease caused by MAC in North America, Japan and Europe.

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

•	Enrolling patients in the WILLOW phase 2 study of INS1007 in non-CF bronchiectasis;

•	Exploring INS1009 for use as an inhaled dry powder formulation and generating preclinical findings from our earlier-stage programs; and

•	Expanding our rare disease pipeline through corporate development.

Product Pipeline

ALIS for Patients with NTM Lung Disease

Our lead product candidate is ALIS, a novel, once-daily liposomal formulation of amikacin that is in late-stage clinical development for adult patients with treatment refractory NTM lung disease caused by MAC, a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Amikacin solution for parenteral administration is an established drug that has activity against a variety of NTM; however, its use is limited by the need to administer it intravenously and by toxicity to hearing, balance, and kidney function (Peloquin et al., 2004). Unlike amikacin solution for intravenous administration, our advanced liposome technology uses charge-neutral liposomes to deliver amikacin directly to the lung where it is taken up by the lung macrophages where the NTM infection resides. This technology prolongs the release of amikacin in the lungs, while minimizing systemic exposure, thereby offering the potential for decreased systemic toxicities. ALIS’s ability to deliver high levels of amikacin directly to the lung distinguishes it from intravenous amikacin. ALIS is administered once-daily, using a portable aerosol delivery system, via an optimized, investigational eFlow® Nebulizer System manufactured by PARI.

The FDA has designated ALIS as an orphan drug, a breakthrough therapy, and a QIDP for NTM lung disease. Orphan designated drugs are eligible for seven years of exclusivity for the orphan indication. QIDP designation features an additional five years of exclusivity for the designated indication. As a result, if ALIS is approved in the US, we expect the FDA to grant a total of 12 years of exclusivity in the indication for which ALIS is approved. A QIDP-designated product is eligible for fast track status and is often granted priority review status. A priority review designation for a drug that is not a new molecular entity means the FDA’s goal is to take action on the NDA within six months following receipt of the NDA. The FDA has granted our request for priority review of the NDA for ALIS for adult patients with NTM lung disease caused by MAC and set a PDUFA action date of September 28, 2018.

 The CONVERT Study and 312 Study

CONVERT Efficacy Data
The CONVERT study is a randomized, open-label global phase 3 clinical study of ALIS in adult patients with treatment refractory NTM lung disease caused by MAC. We announced top-line data for the CONVERT study in September 2017, and the full six-month data were reported at the American Thoracic Society 2018 International Conference in May 2018. The CONVERT study enrolled 336 adult patients with NTM lung disease caused by MAC who were refractory to at least six months' treatment with a multi-drug, guideline-based therapy (GBT). After a screening period of up to 10 weeks, eligible patients were randomized 2:1 to once-daily ALIS plus GBT or GBT only. The primary endpoint of the study was the proportion of patients achieving culture conversion, which we defined as three consecutive monthly negative sputum cultures, by month six. The CONVERT study met its primary endpoint, with 29% of patients in the ALIS plus GBT arm achieving culture conversion, compared to 9% of patients in the GBT-only arm (p<0.0001).

We have also reported data for certain secondary and exploratory endpoints for the first six months of the study. Data for the six-minute walk test indicated no statistically significant difference between patients in the two arms of the study. However, an analysis of these data (per a pre-specified exploratory endpoint) showed that patients who achieved culture conversion in either arm demonstrated an improvement in six-minute walk distance when compared to patients who did not culture convert (p=0.0108). The patients who achieved culture conversion in either arm had an average improvement in six-minute walk distance of 16.83 meters from baseline to six months, and non-converters had an average decrease in six-minute walk distance of 7.88 meters from baseline to six months. The secondary endpoint of time to culture conversion was analyzed using a Cox regression model to estimate the treatment effect (hazard ratio) and the results of this analysis demonstrated a hazard ratio of 3.9, suggesting that patients receiving ALIS plus GBT were 290% more likely to convert than patients receiving GBT only (p<0.0001). However, the time to culture conversion is not statistically significant given its position in the hierarchical testing. We are continuing our analysis of the impact of conversion on a variety of other clinical measures.

The protocol for the CONVERT study incorporates feedback from the FDA and the EMA via its scientific advice working party process, as well as local health authorities in other countries, including the PMDA. Because the CONVERT study met the primary endpoint of culture conversion at month six, we submitted an NDA for ALIS to the FDA at the end of March 2018 pursuant to Subpart H, which permits the FDA to approve a product candidate based on a surrogate or intermediate endpoint subject to the requirement that we conduct post-approval studies to verify and describe the clinical benefit of the product. The FDA has completed the filing review and determined that the application is sufficiently complete to permit a substantive review. The FDA granted our request for a priority review and set a PDUFA action date of September 28, 2018. In addition, the Division of Antimicrobial Products of the FDA is scheduled to host an advisory committee meeting on August 7, 2018 to review data supporting our NDA for ALIS. We expect that full NDA approval would be contingent on FDA review of, among other things, the final analyses of durability of culture conversion for converters.

CONVERT Safety and Tolerability Data
Approximately 98% of patients in the ALIS plus GBT arm of the CONVERT study experienced at least one treatment-emergent adverse event (TEAE), compared to 91% of patients in the GBT-only arm, with most events being mild or moderate in severity. A greater percentage of patients in the ALIS plus GBT arm than in the GBT-only arm experienced TEAEs involving dysphonia, cough, haemoptysis, dyspnoea, oropharyngeal pain, diarrhea, nausea, and fatigue. Based on our review of the study safety data, the incidence of dysphonia, cough and dyspnoea among patients in the ALIS plus GBT arm generally decreased after the second study month. Approximately 20% and 18% of patients in the ALIS plus GBT arm and GBT-only arm of the study, respectively, experienced at least one serious treatment emergent adverse event (STEAE). The table below provides additional information regarding certain STEAEs experienced by patients in the CONVERT study.

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

CONVERT Long-Term Durability Data

In January 2018, we announced interim data on the durability of culture conversion, as defined by patients that have completed treatment and continued in the CONVERT study off all therapy for three months, which we expect will be the endpoint necessary to support full regulatory approval in the US. The following data are interim results observed through December 2017, and have not been further analyzed. As of December 2017, of the 75 patients achieving culture conversion in the CONVERT study, 53 of these patients were evaluable for durability of culture conversion three months after the completion of treatment. Interim data for durability of culture conversion as of December 2017 on these 53 patients are detailed below:

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
312 Study Interim Safety and Tolerability Data
We have not yet performed a final analysis of any safety data for the 312 study. However, based on an interim review of the data above, we believe that STEAEs were similar to the STEAEs we reported as part of our full six-month data results for the 212 study. As of December 2017, the overall dropout rate in the 312 study was 24% (n=39/163).
Further Research and Lifecycle Management for ALIS

We are currently exploring and supporting research and lifecycle management programs for ALIS beyond refractory NTM lung infections caused by MAC. Specifically, we are evaluating future study designs focusing on the MAC disease treatment pathway, including front-line treatment and monotherapy maintenance to prevent recurrence (defined as true relapse or reinfection) of NTM lung disease. In addition, we are evaluating the use of ALIS to treat infections caused by non-MAC NTM species, such as M. abscessus. If the data from the CONVERT study are sufficient to support our marketing authorization applications (MAAs) and regulatory bodies approve ALIS, such lifecycle management studies could enable us to reach more potential patients. These initiatives include investigator-initiated studies, which are clinical studies initiated and sponsored by physicians or research institutions with funding from us, and may also include new clinical studies sponsored by us.

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
We are currently exploring the NTM market opportunity for ALIS in Japan. The CONVERT study included a comprehensive pharmacokinetic sub-study in Japanese subjects in lieu of a separate local pharmacokinetic study in Japan, as agreed with the PDMA. If the data from the CONVERT study are sufficient to support our MAAs, we expect to submit regulatory filings in Japan and Europe. We have established a Japanese subsidiary and began hiring local employees in 2018, including a general manager, to closely manage our regulatory and pre-commercial activities.

INS1007

INS1007 is a small molecule, oral, reversible inhibitor of DPP1, which we licensed from AstraZeneca in October 2016. DPP1 is an enzyme responsible for activating neutrophil serine proteases in neutrophils when they are formed in the bone marrow. Neutrophils are the most common type of white blood cell and play an essential role in pathogen destruction and inflammatory mediation. Neutrophils contain the neutrophil serine proteases (including neutrophil elastase, proteinase 3, and cathepsin G) that have been implicated in a variety of inflammatory diseases. In chronic inflammatory lung diseases, neutrophils accumulate in the airways and release active neutrophil serine proteases in excess that cause lung destruction and inflammation. INS1007 may decrease the damaging effects of inflammatory diseases, such as non-CF bronchiectasis, by inhibiting DPP1 and its activation of neutrophil serine proteases. Non-CF bronchiectasis is a progressive pulmonary disorder in which the bronchi become permanently dilated due to chronic inflammation and infection. Currently, there is no cure, and we are not aware of any FDA-approved therapies specifically indicated for non-CF bronchiectasis.

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

Phase 1 Study Results

In late 2014, we had a pre-IND meeting with the FDA for INS1009 and clarified that, subject to final review of the preclinical data, INS1009 could be eligible for an approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FDCA) (505(b)(2) approval). Like a traditional NDA that is submitted under Section 505(b)(1) of the FDCA, a

505(b)(2) NDA must establish that the drug is safe and effective, but unlike a traditional NDA, the applicant may rely at least in part on studies not conducted by or for the applicant and for which the applicant does not have a right of reference. The ability to rely on existing third-party data to support safety and/or effectiveness can reduce the time and cost associated with the NDA process.

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

KEY COMPONENTS OF OUR STATEMENT OF OPERATIONS

Research and Development (R&D) Expenses
R&D expenses consist of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions, including medical affairs. Expenses also include other internal operating expenses, the cost of manufacturing our drug candidate(s) for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, our R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as for ALIS and INS1007. Our expenses related to manufacturing our drug candidate(s) for clinical studies and commercial inventory prior to regulatory approvals are primarily related to activities at contract manufacturing organizations (CMOs) that manufacture our product candidates for our use, including purchases of active pharmaceutical ingredients. R&D expenses also include spending to build-out the CMO facilities to prepare for our future global production requirements. Our expenses related to clinical trials are primarily related to activities at contract research organizations that conduct and manage clinical trials on our behalf.
Since 2011, we have focused our development activities principally on our proprietary, advanced liposomal technology designed specifically for inhaled therapies. Our development efforts since 2015 have principally related to the development of ALIS in the NTM lung disease indication described above.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for our non-employee directors and personnel serving in our executive, finance and accounting, legal and compliance, pre-commercial, corporate development, information technology, program management and human resource functions. General and administrative expenses also include professional fees for legal services and patent-related expenses, consulting services including for pre-commercial planning activities such as non-branded disease awareness, insurance, board of director fees, tax and accounting services.
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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2018 and 2017

Net Loss

Net loss for the quarter ended June 30, 2018 was $76.4 million, or $1.00 per share—basic and diluted, compared with a net loss of $44.7 million, or $0.72 per share—basic and diluted, for the quarter ended June 30, 2017. The $31.8 million increase in our net loss for the quarter ended June 30, 2018 as compared to the same period in 2017 was primarily due to:

•	Increased R&D expenses of $8.9 million, primarily resulting from an increase in external manufacturing expenses and higher compensation and related expenses due to an increase in headcount; and

•
Increased general and administrative expenses of $20.5 million, resulting from higher compensation and related expenses due to an increase in headcount, and an increase in consulting fees relating to pre-commercial planning activities.

In addition, there was a $5.0 million increase in interest expense resulting from the issuance of $450.0 million aggregate principal amount of 1.75% convertible senior notes due 2025 (the Convertible Notes) in connection with the public offering that occurred in January 2018.

R&D Expenses

R&D expenses for the quarters ended June 30, 2018 and 2017 were comprised of the following components (in thousands):

	Quarters Ended June 30,		Increase (decrease)
	2018	2017	$	%
External Expenses
Clinical development & research	$6,920	$9,845	$(2,925)	(29.7)%
Manufacturing	10,946	4,862	6,084	125.1%
Regulatory and quality assurance	3,529	2,525	1,004	39.8%
Subtotal—external expenses	$21,395	$17,232	$4,163	24.2%
Internal Expenses
Compensation and related expenses	$11,593	$8,047	$3,546	44.1%
Other internal operating expenses	2,734	1,592	1,142	71.7%
Subtotal—internal expenses	$14,327	$9,639	$4,688	48.6%
Total	$35,722	$26,871	$8,851	32.9%

R&D expenses increased to $35.7 million during the quarter ended June 30, 2018 from $26.9 million in the same period in 2017. The $8.9 million increase was primarily due to an increase of $6.1 million in external manufacturing expenses, specifically related to purchases of ALIS raw materials, CMO expenses related to ALIS commercial inventory production, and construction costs relating to the build-out of a third party CMO production facility. In addition, there was a $3.5 million increase in compensation and related expenses due to an increase in headcount in the quarter ended June 30, 2018 as compared to the prior year period.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2018 and 2017 were comprised of the following (in thousands):

	Quarters Ended June 30,		Increase (decrease)
	2018	2017	$	%
General & administrative	$13,455	$9,355	$4,100	43.8%
Pre-commercial expenses	23,705	7,289	16,416	225.2%
Total general & administrative expenses	$37,160	$16,644	$20,516	123.3%

General and administrative expenses increased to $37.2 million during the quarter ended June 30, 2018 from $16.6 million in the same period in 2017. The $20.5 million increase was primarily due to $10.5 million in higher compensation and related expenses due to an increase in headcount, including the hiring of our field force, and $7.5 million in consulting fees relating to pre-commercial planning activities in preparation for the post-approval launch of ALIS, including non-branded disease awareness, patient support planning, field operations and other professional fees. In addition, there was an increase of $1.2 million related to patient services software licenses and fees, and ongoing training costs for the field force hired during the first quarter of 2018.

Interest Expense

Interest expense was $6.5 million for the quarter ended June 30, 2018 as compared to $1.5 million in the same period in 2017. The $5.0 million increase in interest expense in the quarter ended June 30, 2018 as compared to the prior year period relates to the issuance of $450.0 million aggregate principal amount of the Convertible Notes in January 2018. The interest expense on the Convertible Notes is based on an effective interest rate of 7.6%.

Comparison of the Six Months Ended June 30, 2018 and 2017

Net Loss

Net loss for the six months ended June 30, 2018 was $145.0 million, or $1.89 per share—basic and diluted, compared with a net loss of $82.1 million, or $1.32 per share—basic and diluted, for the six months ended June 30, 2017. The $62.9 million increase in our net loss for the quarter ended June 30, 2018 as compared to the same period in 2017 was primarily due to:

•	Increased R&D expenses of $16.7 million, primarily resulting from an increase in external manufacturing expenses and higher compensation and related expenses due to an increase in headcount; and

•
Increased general and administrative expenses of $39.5 million, resulting from higher compensation and related expenses due to an increase in headcount, and an increase in consulting fees relating to pre-commercial planning activities for ALIS.

In addition, there was a $9.2 million increase in interest expense resulting from the issuance of $450.0 million aggregate principal amount of the Convertible Notes in connection with the public offering in January 2018.

R&D Expenses

R&D expenses for the quarters ended June 30, 2018 and 2017 were comprised of the following components (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2018	2017	$	%
External Expenses
Clinical development & research	$14,738	$18,320	$(3,582)	(19.6)%
Manufacturing	18,880	7,606	11,274	148.2%
Regulatory and quality assurance	5,159	3,493	1,666	47.7%
Subtotal—external expenses	$38,777	$29,419	$9,358	31.8%
Internal Expenses
Compensation and related expenses	$21,476	$15,698	$5,778	36.8%
Other internal operating expenses	5,567	4,008	1,559	38.9%
Subtotal—internal expenses	$27,043	$19,706	$7,337	37.2%
Total	$65,820	$49,125	$16,695	34.0%

R&D expenses increased to $65.8 million during the six months ended June 30, 2018 from $49.1 million in the same period in 2017. The $16.7 million increase was primarily due to an increase of $11.3 million in external manufacturing expenses, specifically related to purchases of ALIS raw materials, CMO expenses related to ALIS commercial inventory production, and construction costs relating to the build-out of a third party CMO production facility. In addition, there was a $5.8 million increase in compensation and related expenses due to an increase in headcount in the six months ended June 30, 2018 as compared to the prior year period.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 and 2017 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2018	2017	$	%
General & administrative	$26,974	$18,009	$8,965	49.8%
Pre-commercial expenses	42,839	12,350	30,489	246.9%
Total general & administrative expenses	$69,813	$30,359	$39,454	130.0%

General and administrative expenses increased to $69.8 million during the six months ended June 30, 2018 from $30.4 million in the same period in 2017. The $39.5 million increase was primarily due to $19.4 million in higher compensation and related expenses due to an increase in headcount, including the hiring of our field force, and $15.1 million in consulting fees relating to pre-commercial planning activities in preparation for the post-approval launch of ALIS, including non-branded disease awareness, patient support planning, field operations and other professional fees. In addition, there was an increase of $2.7 million related to patient services software licenses and fees, and ongoing training costs for the field force hired in the first quarter of 2018.

Interest Expense

Interest expense was $12.1 million for the six months ended June 30, 2018 as compared to $3.0 million in the same period in 2017. The $9.2 million increase in interest expense in the six months ended June 30, 2018 as compared to the prior year period relates to the issuance of $450.0 million aggregate principal amount of Convertible Notes in January 2018. The interest expense on the Convertible Notes is based on an effective interest rate of 7.6%.

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

Cash Flows

As of June 30, 2018, we had cash and cash equivalents of $634.3 million, as compared with $381.2 million as of December 31, 2017. The $253.2 million increase was due primarily to the net cash proceeds from our issuance of Convertible Notes in January 2018, partially offset by cash used in operating activities and, to a lesser extent, cash used in investing activities. Our working capital was $599.6 million as of June 30, 2018 as compared with $344.8 million as of December 31, 2017.

Net cash used in operating activities was $123.0 million and $73.2 million for the six months ended June 30, 2018 and 2017, respectively. The net cash used in operating activities during the six months ended June 30, 2018 and 2017 was primarily for the pre-commercial, clinical and manufacturing activities related to ALIS, as well as general and administrative expenses. In addition, net cash used in operating activities during the six months ended June 30, 2018 included clinical trial expenses related to INS1007.

Net cash used in investing activities was $8.2 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. The net cash used in investing activities in 2018 was primarily related to the purchase of fixed assets for our long-term production capacity build-out at one of our CMOs. The net cash used in investing activities in 2017 related to payments for the build-out of our lab facility in Bridgewater, New Jersey.

Net cash provided by financing activities was $384.3 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by financing activities for the six months ended June 30, 2018 included net cash proceeds of $435.8 million from our issuance of Convertible Notes in January 2018 and cash proceeds from stock option exercises, partially offset by the February 2018 pay-off of our outstanding debt to Hercules Capital (Hercules) in the amount of $55.0 million. Net cash provided by financing activities for the six months ended June 30, 2017 was cash proceeds from stock option exercises.

Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations during the six months ended June 30, 2018 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the following:

In January 2018, we completed an underwritten public offering of $450.0 million aggregate principal amount of Convertible Notes pursuant to an indenture between the Company and Wells Fargo Bank, National Association, as trustee. Our net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were approximately $435.8 million. The Convertible Notes bear interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The Convertible Notes mature on January 15, 2025, unless earlier converted, redeemed, or repurchased. The Convertible Notes are convertible into common stock of the Company under certain circumstances described in the indenture. See Note 5 - Debt of our consolidated financial statements for more information.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. For the required interim disclosure updates related to our accounting policies, see

Note 2 to our consolidated financial statements — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2018, our cash and cash equivalents were in cash accounts or were invested in US treasury bills and money market funds. Money market accounts are not insured by the federal government.

As of June 30, 2018, we had $450.0 million of Convertible Notes outstanding which bear interest at a coupon rate of 1.75%. If a 10% change in interest rates had occurred on June 30, 2018, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the six months ended June 30, 2018 and 2017, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the periodic reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.                                       RISK FACTORS

There have been no material changes during the quarter ended June 30, 2018 to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities by the Company during the quarter ended June 30, 2018.

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

101
The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: August 2, 2018	By	/s/ Paolo Tombesi
Paolo Tombesi
Chief Financial Officer
(Principal Financial and Accounting Officer)