Form 10-K
period 2018-12-31
INSMED Inc
filed 2019-02-22
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [✓]    No [  ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]    No [✓]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]    No [  ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [✓]    No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act). Large accelerated filer [✓] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [  ] Emerging growth company [  ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [✓]
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2018, was $1,803 million (based on the closing price for shares of the registrant's common stock as reported on the Nasdaq Global Select Market on that date). In determining this figure, the registrant has assumed solely for this purpose that all of its directors, executive officers, persons beneficially owning 10% or more of the registrant's outstanding common stock and certain other stockholders of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.
On February 15, 2019, there were 77,538,562 shares of the registrant's common stock, $0.01 par value, outstanding.
____________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than April 30, 2019 and to be delivered to shareholders in connection with the 2019 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Form 10-K.

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
              Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:

•	failure to successfully commercialize or maintain US approval for ARIKAYCE® (amikacin liposome inhalation suspension), our only approved product;

•	uncertainties in the degree of market acceptance of ARIKAYCE by physicians, patients, third-party payors and others in the health-care community;

•
our inability to obtain full approval of ARIKAYCE from the US Food and Drug Administration (FDA), including the risk that we will not successfully complete the confirmatory post-marketing study required for full approval;

•	inability of us, PARI Pharma GmbH (PARI) or our third-party manufacturers to comply with regulatory requirements related to ARIKAYCE or the Lamira Nebulizer System (Lamira);

•	our inability to obtain adequate reimbursement from government or third-party payors for ARIKAYCE or acceptable prices for ARIKAYCE;

•	development of unexpected safety or efficacy concerns related to ARIKAYCE;

•	inaccuracies in our estimates of the size of the potential markets for ARIKAYCE or in data we have used to identify physicians;

•	our inability to create an effective direct sales and marketing infrastructure or to partner with third parties that offer such an infrastructure for distribution of ARIKAYCE;

•	failure to obtain regulatory approval to expand ARIKAYCE’s indication to a broader patient population;

•
failure to successfully conduct future clinical trials for ARIKAYCE and our product candidates, including due to our limited experience in conducting preclinical development activities and clinical trials necessary for regulatory approval and our inability to enroll or retain sufficient patients to conduct and complete the trials or generate data necessary for regulatory approval;

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

•
restrictions or other obligations imposed on us by agreements related to ARIKAYCE or our product candidates, including our license agreements with PARI and AstraZeneca AB (AstraZeneca), and failure to comply with our obligations under such agreements;

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

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statement is based on information current as of the date of this Annual Report on 10-K and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
.

PART I
ITEM 1.    BUSINESS
Business Overview
We are a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. Our first commercial product, ARIKAYCE (amikacin liposome inhalation suspension), received accelerated approval in the United States (US) on September 28, 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting, as defined by patients who do not achieve negative sputum cultures after a minimum of 6 consecutive months of a multidrug background regimen therapy. MAC lung disease is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Our clinical-stage pipeline includes INS1007 and INS1009. INS1007 is a novel oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1) with therapeutic potential in non-cystic fibrosis (non-CF) bronchiectasis and other inflammatory diseases. INS1009 is an inhaled formulation of a treprostinil prodrug that may offer a differentiated product profile for rare pulmonary disorders, including pulmonary arterial hypertension (PAH).
The table below summarizes the current status and anticipated milestones for ARIKAYCE and our product candidates INS1007 and INS1009.

Principal Product/Product Candidate	Status	Next Expected Milestones
ARIKAYCE for MAC lung disease
• We continue to focus on having a successful commercial launch of ARIKAYCE in the US for appropriate patients. We began commercial shipments of ARIKAYCE in October 2018.

• In September 2018, the FDA granted accelerated approval of ARIKAYCE for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients who have limited or no alternative treatment options.

• The FDA has designated ARIKAYCE as an orphan drug and a qualified infectious disease product (QIDP) for nontuberculous mycobacterial (NTM) lung disease, and the European Commission has granted an orphan designation for ARIKAYCE for the treatment of NTM lung disease.

• We intend to submit regulatory filings for ARIKAYCE in Europe in mid-2019 and Japan in the first half of 2020. If approved, we expect ARIKAYCE would be the first inhaled therapy specifically indicated for the treatment of MAC lung disease in Europe and Japan.

• If approved, we plan to commercialize ARIKAYCE in certain countries in Europe, Japan and certain other countries.

• We intend to collaborate with the FDA on, and invest in, the post-approval confirmatory clinical trial required by the FDA to support full approval and intend to complete the design and protocol of the confirmatory study during the first half of 2019. We also intend to collaborate with the FDA on lifecycle management programs.

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
• We expect to complete enrollment in the WILLOW clinical study of INS1007 in mid-2019. • We are exploring the potential of INS1007 in various neutrophil-driven inflammatory conditions.
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

Our earlier-stage pipeline includes preclinical compounds that we are evaluating in multiple rare diseases of unmet medical need, including gram positive pulmonary infections in CF, NTM lung disease and refractory localized infections involving biofilm. To complement our internal research and development, we actively evaluate in-licensing and acquisition opportunities for a broad range of rare diseases.

Our Strategy

Our strategy focuses on the needs of patients with rare diseases. We secured US regulatory approval of ARIKAYCE for the treatment of refractory MAC lung disease in patients with limited or no alternative treatment options. We are currently primarily focused on the US commercial launch of ARIKAYCE. We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with MAC, as well as in other infections. We are also advancing earlier-stage programs in other rare pulmonary disorders.

Our current priorities are as follows:

•	Continue our efforts to ensure a successful US launch of ARIKAYCE;

•	Complete the design and protocol of the confirmatory clinical trial during the first half of 2019 required for the full US approval of ARIKAYCE by the FDA in patients with MAC;

•	Accelerate our global expansion efforts to support potential regulatory filings for ARIKAYCE in Europe in mid-2019 and Japan in the first half of 2020;

•
Advance our pipeline, which is intended to bring additional therapies to market for patients with serious and rare diseases, including completing enrollment in the WILLOW study, our six-month Phase 2 trial of INS1007 in patients with non-cystic fibrosis bronchiectasis, in mid-2019.

•	Ensure our product supply chain will support the global commercialization and potential future lifecycle management programs of ARIKAYCE;

•	Develop the core value dossier to support the reimbursement for ARIKAYCE in the US, Europe and Japan;

•	Obtain determinations of coverage and reimbursement in the US for ARIKAYCE from governmental and other third-party payors;

•
Support further research and lifecycle management strategies for ARIKAYCE in the US, including exploring the potential use of ARIKAYCE as part of a front-line, multi-drug regimen and as a maintenance therapy to prevent recurrence (defined as true relapse or reinfection) of MAC lung disease;

•	Explore INS1009 for use as an inhaled dry powder formulation and generating preclinical findings from our earlier-stage programs; and

•	Expand our rare disease pipeline through corporate development.

ARIKAYCE for Patients with MAC Lung Disease

ARIKAYCE is our first approved product. ARIKAYCE received accelerated approval in the US on September 28, 2018 for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options. MAC lung disease is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Amikacin solution for parenteral administration is an established drug that has activity against a variety of NTM; however, its use is limited by the need to administer it intravenously and by toxicity to hearing, balance, and kidney function (Peloquin et al., 2004). Unlike amikacin solution for intravenous administration, our proprietary Pulmovance™ technology uses charge-neutral liposomes to deliver amikacin directly to the lungs where liposomal amikacin is taken up by the lung macrophages where the MAC infection resides. This technology also prolongs the release of amikacin in the lungs, while minimizing systemic exposure, thereby offering the potential for decreased systemic toxicities. ARIKAYCE's ability to deliver high levels of amikacin directly to the lung and sites of MAC infection via the use of our Pulmovance technology, distinguishes it from intravenous amikacin. ARIKAYCE is administered once-daily, using Lamira®, an inhalation device developed and manufactured by PARI. Lamira is a portable nebulizer that enables aerosolization of liquid medications via a vibrating, perforated membrane, and was designed specifically for ARIKAYCE delivery.

The FDA has designated ARIKAYCE as an orphan drug and a QIDP for NTM lung disease. Orphan designated drugs are eligible for seven years of exclusivity for the orphan indication. QIDP designation features an additional five years of exclusivity for the designated indication. The FDA granted a total of 12 years of exclusivity in the indication for which ARIKAYCE was approved.

US Marketing Approval

In March 2018, we submitted a new drug application (NDA) for ARIKAYCE to the FDA pursuant to Section 506(c) of the Federal Food Drug and Cosmetic Act and 21 C.F.R. Part 314 Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) (Subpart H). Accelerated approval allows drugs that (i) are being developed to treat a serious or life-threatening disease or condition and (ii) provide a meaningful therapeutic benefit over existing treatments to be approved substantially based on an intermediate endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit, rather than a clinical endpoint such as survival or irreversible morbidity. The FDA granted our request for a priority review and set a Prescription Drug Use Fee Act (PDUFA) action date of September 28, 2018. On August 7, 2018, the FDA Antimicrobial Drugs Advisory Committee voted in favor of the safety and effectiveness of ARIKAYCE as part of a combination antibacterial drug regimen for adults with MAC lung disease who have limited or no treatment options. The committee also voted in favor of the surrogate endpoint of sputum culture conversion used in the Phase 3 CONVERT study being reasonably likely to predict clinical benefit. In a separate vote, the committee voted that there was insufficient existing evidence of the safety and effectiveness of ARIKAYCE in the broader population of adult patients with MAC lung disease. On September 28, 2018, the FDA granted approval for ARIKAYCE under the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD) for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options via the accelerated approval pathway. LPAD, which was enacted as part of the 21st Century Cures Act, serves to advance the development of new antibacterial drugs to treat serious or life-threatening infections in limited populations of patients with unmet needs. As required for drugs approved under the LPAD pathway, labeling for ARIKAYCE includes certain statements to convey that the drug has been shown to be safe and effective only for use in a limited population.

As a condition of accelerated approval, we must conduct a post-approval confirmatory clinical trial. The required confirmatory trial, which is currently under discussion with FDA, is proposed to be a randomized, double-blind, placebo-controlled clinical trial to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease. The trial will evaluate the effect of ARIKAYCE on a clinically meaningful endpoint, as compared to an appropriate control, in the intended patient population of patients with MAC lung disease. Pursuant to the timetable agreed upon with the FDA, the study protocol is expected to be finalized during the first half of 2019, with trial results to be reported by 2024. Continued approval of ARIKAYCE will be contingent upon verification and description of clinical benefit in this study.

Clinical Trials

Accelerated approval of ARIKAYCE was supported by preliminary data from our CONVERT study, a global Phase 3 study evaluating the safety and efficacy of ARIKAYCE in adult patients with refractory MAC lung disease, using achievement of sputum culture conversion (defined as three consecutive negative monthly sputum cultures) by Month 6 as the primary endpoint. Patients who achieved sputum culture conversion by Month 6 continued in the CONVERT study for an additional 12 months of treatment following the first monthly negative sputum culture in order to assess the durability of culture conversion, as defined by patients that have completed treatment and continued in the CONVERT study off all therapy for three months. We previously reported interim durability data as of December 2017, in which 60.9% of patients (28/46) who had achieved the primary endpoint at Month 6 on ARIKAYCE plus guidelines-based therapy (GBT) remained culture negative three months off all therapy, compared to 0.0% of patients (0/7) who had achieved the primary endpoint at Month 6 on GBT only. Final durability data for patients three months off all therapy were consistent with these interim data, and safety data for these patients were consistent with safety data previously reported for patients by Month 6 of the CONVERT study. The CONVERT study is ongoing.

Patients who did not culture convert by Month 6 may have been eligible to enroll in our 312 study, an open-label extension study for these non-converting patients who completed six months of treatment in the CONVERT study. The primary objective of the 312 study was to evaluate the long-term safety and tolerability of ARIKAYCE in combination with a standard multi-drug regimen. The secondary objectives of the 312 study included evaluating the proportion of subjects achieving culture conversion (defined in the same way as the CONVERT study) by Month 6 and the proportion of subjects achieving culture conversion by Month 12, which was the end of treatment. We previously reported interim data as of December 2017 for patients in the 312 study, with 28.4% of patients who received GBT only in the CONVERT study (19/67) and 12.3% of patients who had received ARIKAYCE plus GBT in the CONVERT study (7/57) achieving culture conversion by Month 6 of the 312 study. The 312 study has concluded. Final efficacy data regarding culture conversion were consistent with these interim data. We are continuing to analyze the safety and efficacy data from the 312 study, but we have not identified any new safety signals.

Further Research and Lifecycle Management

We are currently exploring and supporting research and lifecycle management programs for ARIKAYCE in the US beyond treatment of refractory MAC lung disease as part of a combination antibacterial regimen for adult patients who have limited or no treatment options. Specifically, we are evaluating future study designs focusing on the MAC lung disease treatment pathway, including front-line treatment and maintenance to prevent recurrence (defined as true relapse or reinfection) of MAC lung disease. As noted above, we plan to conduct our required confirmatory trial to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease.

If the data from the CONVERT study are sufficient to support our marketing authorization applications (MAAs) in Europe and Japan and those regulatory bodies approve ARIKAYCE, lifecycle management studies could potentially enable us to reach more patients worldwide. In addition, the use of ARIKAYCE to treat infections caused by non-MAC NTM species, such as M. abscessus, is being evaluated. These initiatives include investigator-initiated studies, which are clinical studies initiated and sponsored by physicians or research institutions with funding from us, and may also include new clinical studies sponsored by us.

Market Opportunity for ARIKAYCE in MAC Lung Disease

NTM lung disease is associated with increased rates of morbidity and mortality, and MAC is the predominant pathogenic species in NTM lung disease in the US, Europe and Japan. The prevalence of NTM lung disease has increased over the past two decades, and we believe it is an emerging public health concern worldwide. Based on an analysis conducted in 2017 using information from external sources, including market research funded by us and third parties, and internal analyses and calculations, we estimated potential patient populations for 2018 in the US, the EU5 (comprised of France, Germany, Italy, Spain and the United Kingdom) and Japan as follows:

Potential Market	Estimated Number of Patients with Diagnosed NTM Lung Disease	Estimated Number of Patients Treated for MAC Lung Disease	Estimated Number of MAC lung disease Patients Refractory to Treatment**
United States	75,000-105,000	40,000-50,000	10,000-15,000
EU5	14,000	4,400	1,400
Japan	125,000-145,000	60,000-70,000	15,000-18,000
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
We are currently exploring the MAC lung disease market opportunity for ARIKAYCE in Japan and Europe. The CONVERT study included a comprehensive pharmacokinetic sub-study in Japanese subjects in lieu of a separate local pharmacokinetic study in Japan, as agreed with the Pharmaceuticals and Medical Devices Agency (PMDA). If the data from the CONVERT study are sufficient to support our MAAs, we expect to submit regulatory filings in Europe in mid-2019 and Japan in the first half of 2020. We established a Japanese subsidiary and, in 2018, began hiring local employees, including a general manager, to manage our regulatory and pre-commercial activities.
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

The WILLOW Study

The WILLOW study is a global phase 2, randomized, double-blind, placebo-controlled, parallel group, multi-center clinical study to assess the efficacy, safety and tolerability, and pharmacokinetics of INS1007 administered once daily for 24 weeks in subjects with non-CF bronchiectasis. We commenced enrollment in the WILLOW study in December 2017, which we expect to complete in mid-2019. In addition, we are exploring the potential of INS1007 in various neutrophil-driven inflammatory conditions.

INS1009

INS1009 is an investigational inhaled treprostinil prodrug formulation that has the potential to address certain of the current limitations of existing prostanoid therapies. We believe that INS1009 prolongs duration of effect and may provide PAH patients with greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day for the treatment of PAH. Reducing dose frequency has the potential to ease patient burden and improve compliance. Additionally, we believe that INS1009 may be associated with fewer side effects, including elevated heart rate, low blood pressure, and severity and/or frequency of cough, associated with high initial drug levels and local upper airway exposure when using current inhaled prostanoid therapies. We believe INS1009 may offer a differentiated product profile for rare pulmonary disorders, including PAH, and we are currently evaluating our options to advance its development, including exploring its use as an inhaled dry powder formulation.
Corporate Development
In October 2016, we exclusively licensed global rights to INS1007 from AstraZeneca and we plan to continue to develop, acquire, in license or co-promote other products and product candidates that address rare diseases. We are focused broadly on rare disease therapeutics and prioritizing those areas that best align with our core competencies.
Manufacturing
We do not have any in-house manufacturing capability other than for small-scale pre-clinical development programs, and depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our product candidates for use in clinical trials. We plan to rely on third-party manufacturers and suppliers for the commercial manufacture and supply of any product candidates that we commercialize. ARIKAYCE is manufactured currently by Therapure Biopharma Inc. (Therapure) in Canada at a 200 kilogram (kg) scale and by Ajinimoto Althea, Inc. (Althea) in the US at a 50 kg scale. For additional information about our agreements with Therapure and Althea, see License and Other Agreements—ARIKAYCE-Related Agreements.
In October 2017, we entered into certain agreements with Patheon UK Limited (Patheon) related to increasing our long-term production capacity for ARIKAYCE commercial inventory. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our long-term anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. The investment in the long-term production capacity build-out, including these agreements, and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $60 million. In addition, we have a commercialization agreement with PARI, the manufacturer of our drug delivery nebulizer for ARIKAYCE, to address our commercial supply needs (Commercialization Agreement).
In May 2017, we entered into a commercial supply agreement with AstraZeneca related to certain short-term production needs for INS1007. We expect our future requirements for INS1007, beyond phase 2, will be manufactured by a contract manufacturing organization (CMO).
We currently produce INS1009 and plan to utilize third parties to manufacture INS1009 at a larger scale and to manufacture the delivery device.
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
ARIKAYCE Patents and Trade Secrets
Of the patents and applications related to ARIKAYCE, there are nine issued US patents that cover the ARIKAYCE composition and its use in treating NTM. These patents are listed in the FDA Orange Book. These patents and their expiration dates are as follows:

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
In addition, we own six pending US patent applications that cover the ARIKAYCE composition and/or its use in treating NTM. We also own a pending US application that covers methods for making ARIKAYCE. These patent applications, if issued as patents in their current form, may be eligible for listing in the FDA Orange Book for ARIKAYCE.
Four patents have been granted by the European Patent Office (EPO) (European Patent Nos. 1581236, 1909759, 1962805 and 2363114) that relate to ARIKAYCE and its use in treating NTM. In addition, we have five applications pending before the EPO that relate to ARIKAYCE and its use in treating NTM lung disease. We also have a pending European application that describes certain methods of making ARIKAYCE. More than 40 patents have also been issued in other major foreign markets, e.g., Japan, China, Korea, Australia, and India, that relate to ARIKAYCE and/or methods of using ARIKAYCE for treating various pulmonary disorders, including NTM lung disease. More than 60 foreign patent applications are pending that relate to the ARIKAYCE composition and/or its use in treating various pulmonary disorders, including NTM lung disease. We anticipate that in the US, we will have potential patent coverage for ARIKAYCE and its use in treating NTM lung disease, through May 15, 2035.
European Patent No. 2363114 was opposed by Generics (UK) Ltd, a wholly-owned subsidiary of Mylan NV, and was revoked in November 2017. We have appealed that decision, and the patent remains enforceable during the appeal. European Patent No. 1909759 (the '759 patent), owned by us, was previously opposed by Generics (UK) Ltd. A hearing was held on October 19, 2015, during which we submitted amended claims. The European Patent Office Opposition Division (EPOOD) maintained the patent as amended and Generics (UK) Ltd appealed the decision. The EPO Technical Board of Appeals heard arguments related to the appeal on January 8, 2019 and the product claims of the patent were held invalid. The method of manufacture claims was remitted to the EPOOD for further consideration, and remain enforceable. We have a divisional application pending that claims priority from the ‘759 patent where we are pursuing product claims of varying scope. European Patent No. 1962805, which expires approximately five months after the ‘759 patent (December 5, 2026 vs. July 19, 2026), also includes claims related to ARIKAYCE and its use in treating NTM lung disease. All of our issued European patents have expiration dates that would fall within the regulatory exclusivity period for ARIKAYCE, should ARIKAYCE ultimately gain approval by the EMA.
Through our agreements with PARI, we have license rights to US and foreign patents and applications that cover the Lamira Nebulizer System medical device through January 18, 2034. We have entered into a commercial supply agreement with PARI and we also have rights to use the nebulizers in expanded access programs and clinical trials.

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
INS1009 Patents
We own US Patent No. 9,255,064 (expires October 24, 2034), which is the first patent to issue with claims covering hexadecyl-treprostinil, the treprostinil component of INS1009. Other treprostinil prodrugs are also claimed and described in the patent. We also own US Patent No. 9,469,600, which has claims directed to INS1009 and other treprostinil prodrug formulations and expires October 24, 2034. We also own US Patent No. 10,010,518, which has claims directed to methods of treating pulmonary hypertension, including PAH, with INS1009 and other treprostinil prodrug formulations and expires October 24, 2034. Counterpart patent applications to these US Patents are pending in Europe, Japan and other foreign jurisdictions.
We own pending patent applications that relate to methods for using treprostinil prodrugs and formulations comprising the same, including INS1009 in treating patients with PAH and other diseases, as well as methods for manufacturing such treprostinil prodrugs and formulations.
Trademarks
In addition to our patents and trade secrets, we have filed applications to register certain trademarks in the US and/or abroad, including INSMED and ARIKAYCE. At present, we have received a registration for the INSMED and ARIKAYCE marks from the US Patent and Trademark Office (USPTO). We have also received foreign notices of allowance or registrations for the INSMED and ARIKAYCE marks, among others. The European Medicines Agency (EMA) has indicated it has no objection to our use of the name ARIKAYCE, and the FDA has approved our use of the name ARIKAYCE as the trade name for amikacin liposome inhalation suspension. Our ability to obtain and maintain trademark registrations will in certain geographical locations depend on making use of the mark in commerce on or in connection with our products and approval of the trademarks for our products by regulatory authorities in each country.
License and Other Agreements
ARIKAYCE-related Agreements
We currently rely, and will continue to rely, on agreements with a number of third parties in connection with the development and manufacture of ARIKAYCE.
PARI Pharma GmbH
We have a licensing agreement with PARI for use of the optimized Lamira Nebulizer System for delivery of ARIKAYCE in treating patients with NTM lung infections, cystic fibrosis (CF) and bronchiectasis. Under the licensing agreement, we have rights under several US and foreign issued patents, and patent applications involving improvements to the optimized Lamira Nebulizer System, to exploit such system with ARIKAYCE for the treatment of such indications, but we cannot manufacture such nebulizers except as permitted under our Commercialization Agreement with PARI. We currently have rights to use the nebulizers in expanded access programs and clinical trials. The Lamira Nebulizer System is labeled as investigational for use in our clinical trials in Japan, Canada and Australia and must receive regulatory approval before we can market ARIKAYCE; the Lamira Nebulizer System has been approved for use in the US (in combination with ARIKAYCE) and EU.
We have certain obligations under this licensing agreement in relation to specified licensed indications. With respect to CF, we are obligated to use commercially reasonable efforts to develop, obtain regulatory and reimbursement approval, market and sell ARIKAYCE in two or more major European countries. With respect to NTM and bronchiectasis, we have specific obligations to use commercially reasonable efforts to achieve certain developmental and regulatory milestones by set deadlines. Additionally, for NTM, we are obligated to use commercially reasonable efforts to achieve certain commercial milestones in the US and Europe. The consequences of our failing to use commercially reasonable efforts to achieve these milestones are context-specific, but include ending PARI's non-compete obligation, making the license non-exclusive and terminating the license, in each case with respect to the applicable indication. Termination of the licensing agreement or loss of exclusive rights may occur if we fail to meet our obligations, including payment of royalties to PARI, or if we do not meet certain milestones contained in the licensing agreement such as obtaining marketing approval in an EU country.
Under the licensing agreement, we paid PARI an upfront license fee and milestone payments. Upon FDA acceptance of our NDA and the subsequent FDA approval of ARIKAYCE, we paid PARI additional milestone payments of €1.0 million and €1.5 million, respectively. In addition, PARI is entitled to receive future milestone payments up to €0.5 million in cash based on achievement of first receipt of marketing approval in a major EU country for ARIKAYCE and the device. In October 2017, we exercised an option to buy-down the royalties payable to PARI. PARI is now entitled to receive royalty payments in the mid-single digits on the annual global net sales of ARIKAYCE pursuant to the licensing agreement, subject to certain specified annual minimum royalties.
This licensing agreement will remain in effect on a country-by-country basis until the final royalty payments have been made with respect to the last country in which ARIKAYCE is sold, or until the agreement is otherwise terminated by either party. We have the right to terminate this licensing agreement upon written notice for PARI's uncured material breach, if PARI is the subject of specified bankruptcy or liquidation events, or if PARI fails to reach certain specified obligations. PARI has the right to terminate this licensing agreement upon written notice for our uncured material breach, if we are the subject of specified bankruptcy or liquidation events, if we assign or otherwise transfer the agreement to a third-party that does not agree to assume all of our rights and obligations set forth in the agreement, or if we fail to reach certain specified milestones.
In July 2014, we entered into a Commercialization Agreement with PARI for the manufacture and supply of Lamira nebulizer systems and related accessories (the Device) as optimized for use with ARIKAYCE. Under the Commercialization Agreement, PARI manufactures the Device except in the case of certain defined supply failures, when we will have the right to make the Device and have it made by third parties (but not certain third parties deemed under the Commercialization Agreement to compete with PARI). The Commercialization Agreement has an initial term of 15 years that began to run in October 2018 (the Initial Term). The term of the Commercialization Agreement may be extended by us for an additional five years by providing written notice to PARI at least one year prior to the expiration of the Initial Term.
Althea
In September 2015, we entered into a Commercial Fill/Finish Services Agreement (the Fill/Finish Agreement) with Althea to produce, on a non-exclusive basis, ARIKAYCE in finished dosage form at a 50 kg scale. We are obligated to pay a minimum of $2.7 million for the batches of ARIKAYCE produced by Althea each calendar year during the term of the Fill/Finish Agreement. The Fill/Finish Agreement became effective as of January 1, 2015, and, following an extension in 2018, will remain in effect through December 31, 2021. The Fill/Finish Agreement may be extended for additional two-year periods upon mutual written agreement of the Company and Althea at least one year prior to the expiration of its then-current term. We have expensed at least the required minimum in each year of the contract.
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
Therapure
In February 2014, we entered into a contract manufacturing agreement with Therapure for the manufacture of ARIKAYCE, on a non-exclusive basis, at a 200 kg scale. Pursuant to the agreement, we collaborated with Therapure to construct a production area for the manufacture of ARIKAYCE in Therapure's existing manufacturing facility in Mississauga, Ontario, Canada. The agreement has an initial term of five years, which began in October 2018, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years' prior written notice to the other party. Notwithstanding the foregoing, the parties have rights and obligations under the agreement prior to the commencement of the initial term. Under the agreement, we are obligated to pay certain minimum amounts for the batches of ARIKAYCE produced each calendar year. The agreement allows for termination by either party upon the occurrence of certain events, including (i) the material breach by the other party of any provision of the agreement or the quality agreement expected to be entered into between the parties, and (ii) the default or bankruptcy of the other party. In addition, we may terminate the agreement for any reason upon no fewer than 180 days' advance notice.
Patheon and related agreements
In October 2017, we entered into certain agreements with Patheon related to the increase of our long-term production capacity for ARIKAYCE. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. Our manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon have given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The investment in our long-term production capacity build-out, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $60 million.
SynteractHCR, Inc. (Synteract)
We entered into a services agreement with Synteract pursuant to which we retained Synteract to perform implementation and management services in connection with the CONVERT study. We may terminate the services agreement or any work order for any reason and without cause with 30 days' written notice. Either party may terminate the agreement in the event of a material breach or bankruptcy petition by the other party or, if any approval from a regulatory authority is revoked, suspended or expires without renewal. We anticipate that aggregate costs relating to all work orders for the CONVERT study will be approximately $48 million over the period of the study. In April 2015, we entered into a work order with Synteract to perform implementation and management services for the 312 study.
Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT)
In 2004 and 2009, we entered into research funding agreements with CFFT whereby we received $1.7 million and $2.2 million for each respective agreement in research funding for the development of ARIKAYCE. If ARIKAYCE becomes an approved product for certain infections in CF patients or such infections in human pulmonary disease in the US, we will owe a payment to CFFT of up to $13.4 million that is payable over a three-year period after regulatory approval in the US. Furthermore, if certain global sales milestones are met within five years of the drug commercialization, we would owe additional payments of $3.9 million. Under the 2009 agreement, in the event we terminate development of ARIKAYCE for CF prior to first commercial sale of a product containing ARIKAYCE for a period of 360 continuous days, and such termination is not for reasons outside of our reasonable control, then at CFFT's election and within 180 days of such termination, CFFT (1) may elect to develop ARIKAYCE for CF and (2) will have the right to receive from us an exclusive (subject to certain exceptions), royalty-free, sub-licensable license to use, develop, sell and commercialize a product containing ARIKAYCE in the treatment of certain infections in CF patients or pulmonary disease associated with CF.
INS1007-related Agreements
Syneos Health
We entered into a services agreement with Syneos Health (Syneos) pursuant to which we retained Syneos to perform implementation and management services in connection with the WILLOW study. We may terminate the services agreement or any work order for any reason and without cause with 30 days' written notice. Either party may terminate the agreement in the event of a material breach or bankruptcy petition by the other party or, if any approval from a regulatory authority is revoked, suspended or expires without renewal. We anticipate that aggregate costs relating to all work orders for the WILLOW study will be approximately $21 million over the period of the study.
AstraZeneca
In October 2016, we entered into the AZ License Agreement, pursuant to which AstraZeneca granted us exclusive global rights for the purpose of developing and commercializing AZD7986 (renamed INS1007). In consideration of the licenses and other rights granted by AstraZeneca, we made an upfront payment of $30.0 million in late October 2016. We are obligated to make a series of contingent milestone payments to AstraZeneca totaling up to an additional $85.0 million upon the achievement of clinical development and regulatory filing milestones. If we elect to develop INS1007 for a second indication, we will be obligated to make an additional series of contingent milestone payments totaling up to $42.5 million. We are not obligated to make any additional milestone payments for additional indications. In addition, we have agreed to pay AstraZeneca tiered royalties ranging from a high single-digit to mid-teens on net sales of any approved product based on INS1007 and one additional payment of $35.0 million upon the first achievement of $1 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with us for commercialization of INS1007 in chronic obstructive pulmonary disease or asthma. If we fail to comply with our obligations under our agreements with AstraZeneca (including, among other things, if we fail to use commercially reasonable efforts to develop and commercialize a product based on INS1007, or we are subject to a bankruptcy or insolvency), AstraZeneca would have the right to terminate the license.
Competition
The biotechnology and pharmaceutical industries are highly competitive. We face potential competitors from many different areas including commercial pharmaceutical, biotechnology and device companies, academic institutions and scientists, other smaller or earlier stage companies and non-profit organizations developing anti-infective drugs and drugs for respiratory diseases. Many of these companies have greater human and financial resources and may have product candidates in more advanced stages of development and may reach the market before our product candidates. Competitors may develop products that are more effective, safer or less expensive or that have better tolerability or convenience. We also may face generic competitors where third-party payors will encourage use of the generic products. Although we believe that our formulation delivery technology, respiratory and anti-infective expertise, experience and knowledge in our specific areas of focus provide us with competitive advantages, these potential competitors could reduce our commercial opportunity. Additionally, there currently are, and in the future there may be, already-approved products for certain of the indications for which we are developing, or in the future may choose to develop, product candidates. For instance, PAH is a competitive indication with established products, including other formulations of treprostinil.
NTM lung disease competitive overview
In the NTM lung disease market, our major competitors include pharmaceutical and biotechnology companies that have approved therapies or therapies in development for the treatment of chronic lung infections. There are other companies that are currently conducting early stage clinical trials for the treatment of NTM lung disease. We are not aware of any approved inhaled therapies specifically indicated for refractory NTM lung infections in North America, Europe or Japan, but, as previously described, there is an ATS/IDSA-recommended treatment regimen that is utilized.
Government Regulation
Orphan Drug Designation
United States
Under the Orphan Drug Act (ODA), the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, defined as a disease or condition for which the drug is intended affects fewer than 200,000 people in the US, if it meets certain criteria specified by the ODA and FDA. After the FDA grants orphan drug designation, the drug and the specific intended use(s) for which it has obtained designation are listed by the FDA in a publicly-accessible database. The FDA has designated ARIKAYCE as an orphan drug for treatment of (i) infections caused by NTM, (ii) bronchiectasis in patients with Pseudomonas aeruginosa or other susceptible microbial pathogens and (iii) bronchopulmonary Pseudomonas aeruginosa infections in CF patients.
Orphan drug designation qualifies the sponsor for various development incentives of the ODA, including tax credits for qualified clinical testing, and a waiver of the PDUFA application fee (unless the application seeks approval for an indication not included in the orphan drug designation). Orphan drug designation also affords the company a period of exclusivity for the orphan indication upon approval of the drug. Specifically, the first NDA applicant with an FDA orphan drug designation for a particular active moiety to receive FDA approval of the drug for an indication covered by the orphan designation is entitled to a seven-year exclusive marketing period, often referred to as orphan drug exclusivity, in the US for that drug in that indication. A product that has several separate orphan designations may have several separate exclusivities for separate orphan indications. During the orphan drug exclusivity period, the FDA may not approve any other applications to market the same drug for the same indication for use, except in limited circumstances, such as a showing of clinical superiority to the product that has orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition or the same drug for a different disease or condition, and it does not alter the timing or scope of the regulatory review and approval process; the sponsor must still submit evidence from clinical and non-clinical studies sufficient to demonstrate the safety and effectiveness of the drug.
European Union
The European Commission grants orphan drug designation to promote the development of drugs or biologics (1) for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU, or (2) for life threatening, seriously debilitating or serious and chronic condition in the EU where, without incentives, sales of the drug in the European Economic Area (the EU plus Iceland, Lichtenstein, and Norway) (EEA) are unlikely to be sufficient to justify its development. Orphan drug designation is available either if no other satisfactory method of diagnosing, preventing or treating the condition is approved in the EEA or if such a method does exist but the proposed orphan drug will be of significant benefit to patients. The European Commission has granted an orphan designation for ARIKAYCE for the treatment of NTM lung disease.
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
The orphan designation may be applied for at any time during the development of the drug but before the application for marketing authorization. At the time of marketing authorization, the criteria for orphan designation are examined again, and the European Commission decides on the maintenance of the orphan designation. The non-maintenance of the orphan designation means that the drug loses its orphan status and thus no longer benefits from orphan exclusivity, fee reductions or exemptions, and national benefits.
Japan
The Ministry of Health, Labour and Welfare (MHLW) may, after hearing the opinion of the Pharmaceutical Affairs and Food Sanitation Council, grant orphan drug designation to a drug intended to treat a rare disease or condition if the drug meets the following conditions: (i) the number of target patients is less than 50,000 in Japan, (ii) the necessity of orphan drug designation is high from a medical point of view, (iii) there are sufficient theoretical grounds to use the drug for the target disease, and (iv) the plan for development of the drug is appropriate. Even if a drug is granted orphan drug designation, however, it does not always receive the manufacturing and marketing approval that is necessary for the drug to be sold or marketed in Japan. ARIKAYCE did not qualify for orphan drug designation in Japan due to the estimated number of NTM patients in Japan exceeding 50,000.
Drug Approval
United States
In the US, pharmaceutical products are subject to extensive regulation by the FDA and other government bodies. The US Federal Food, Drug and Cosmetic Act (FDCA) and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable US requirements at any time during product development, approval, or after approval may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, FDA refusal to file or approve new drug applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties, and criminal prosecution. The description below summarizes the current approval process in the US for our product and product candidates.
Preclinical Studies
Preclinical studies include laboratory evaluation of product chemistry, formulation and toxicity, and pharmacology, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including the FDA's good laboratory practices (GLP) regulations and the US Department of Agriculture's regulations implementing the Animal Welfare Act. An Investigational New Drug (IND) sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical trial protocol, among other things, to the FDA as part of an IND application. Certain non-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
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
A study sponsor might choose to discontinue a clinical trial or a clinical development program for a variety of reasons. The FDA may impose a temporary or permanent clinical hold, or other sanctions, if it believes that the clinical trial either is not being conducted in accordance with the FDA requirements or presents an unacceptable risk to the clinical trial subjects. An IRB also may require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions.
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
NDA
After completion of the required clinical testing, an NDA can be prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the US. The NDA is a large submission that must include, among other things, the results of all preclinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The application also includes representative samples, copies of the proposed product labeling, patent information, and a financial certification or disclosure statement. The cost of preparing and submitting an NDA is substantial. Additionally, under federal law (as amended by the most recent reauthorization of the Prescription Drug User Fee Act (PDUFA VI) in the FDA Reauthorization Act of 2017), most NDAs are subject to a substantial application fee and, upon approval, the applicant will be assessed an annual prescription drug program fee, both of which are adjusted annually. NDAs for orphan drugs are not subject to an application fee, unless the application includes an indication other than the orphan-designated indication. FDA also has the authority to grant waivers of certain user fees, pursuant to the FDCA.
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
After the FDA evaluates the NDA and the manufacturing and testing facilities, it issues either an approval letter or a complete response letter. Complete response letters generally outline the deficiencies in the submission and delineate the additional testing or information needed in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. An approval letter, which may specify post approval requirements, authorizes commercial marketing of the drug for the approved indication or indications and the other conditions of use set out in the approved prescribing information. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Under priority review status, the FDA has 180 days from either the 60 day filing date (in the case of NME NDA submissions) or the date of receipt of the NDA (in the case of non-NME original NDA submissions) to issue either an approval letter or a complete response letter, unless the review period is adjusted by mutual agreement between the FDA and the applicant or as a result of the applicant submitting a major amendment. The FDA's current performance goals call for the FDA to complete review of 90 percent of standard (non-priority) NDAs within 10 months and priority NDAs within six months of NDA filing or receipt.
As a condition of NDA approval, the FDA may require substantial post-approval testing, known as phase 4 studies, to be conducted in order to gather additional information on the drug's effect in various populations and any side effects associated with long-term use. Beyond routine post marketing safety surveillance, the FDA may require specific additional surveillance to monitor the drug's safety or efficacy and may impose other conditions, including labeling restrictions that can materially affect the potential market and profitability of the drug. As a condition of approval, or after approval, the FDA also may require submission of a risk evaluation and mitigation strategy (REMS) or a REMS with elements to assure safe use to mitigate any identified or suspected serious risks. The REMS may include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. Further post-approval requirements are discussed below.
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
Additionally, the FDA may approve eligible drugs under the LPAD. A product is eligible if it is intended to treat a serious or life-threatening infection in a limited population of patients with unmet needs, the drug otherwise meets the standards of approval, and the FDA receives a written request from the sponsor to approve the drug under this pathway. An antibacterial or antifungal drug approved through this pathway may follow a streamlined clinical development program involving smaller, shorter, or fewer clinical trials. Approval is based on a benefit-risk assessment in the intended limited population, taking into account the severity, rarity, or prevalence of the infection the drug is intended to treat and the availability or lack of alternative treatment for the patient population. Such drugs may not have favorable benefit-risk profiles in a broader population. Drugs approved under LPAD are subject to additional regulatory requirements, including labeling and advertising statements regarding the limited population and submission of promotional materials to the FDA at least 30 days prior to dissemination.  The FDA may remove these additional requirements if the agency approves the drug for a broader population.
Exclusivities
After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension on a single patent. The allowable patent term extension is calculated as half of the drug's testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval) up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.
A variety of non-patent exclusivity periods are available under the FDCA that can delay the submission or approval of certain applications for competing products.
A five-year period of non-patent exclusivity within the US is granted to the first applicant to gain approval of an NDA for a new chemical entity (NCE). An NCE is a drug that contains no active moiety (the molecule or ion responsible for the action of the drug substance) that has been approved by the FDA in any other application submitted under section 505(b) of the FDCA. During the exclusivity period for a NCE, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company that references (i.e., relies on FDA prior approval of) the NCE drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement with respect to a patent listed with the FDA for the reference NDA.
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
Products with QIDP designation may receive a five-year extension of other non-patent exclusivities for which the drug is also eligible. The exclusivity does not prevent the FDA from approving a subsequent application for a change to the QIDP-designated drug that results in a new indication, route of administration, dosing, schedule, dosage form, delivery system, delivery device or strength. For example, a drug that has been designated as both an orphan drug and a QIDP for the same indication, like ARIKAYCE, could be eligible for a combined 12 years of exclusivity for that indication.

Medical Device Regulation
Medical devices, such as the Lamira Nebulizer System, may receive marketing authorization from the FDA as stand-alone devices, or in some cases, may receive marketing authorization as part of a combination product. In either case, the ultimate product will need to satisfy FDA requirements. The primary pathways for marketing authorization for devices in the US are 510(k) clearance or premarket approval (PMA).
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
Combination Products
A combination product is a product comprising two or more regulated components (e.g., a drug and device) that are combined into a single product, co-packaged, or sold separately but intended for co-administration, as evidenced by the labeling for the products. Drugs that are administered using a nebulizer or another device, such as ARIKAYCE or INS1009, are examples of combination drug/device products.
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
MAA
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
For classes of devices other than Class I, a manufacturer must have a Notified Body test and certify conformity of its design and production procedures or its products with the essential requirements of Directive 93/42. Certification takes the form of a certificate of conformity issued by the Notified Body, which is valid throughout the European Union. Upon certification by the Notified Body, the manufacturer affixes the CE mark to the medical device, which allows the product to move freely within the EU and thus prevents EU Member States from restricting sales and marketing of the devices, unless such measure is justified on the basis of evidence of non-compliance. Ultimately, the manufacturer is responsible for the conformity of the device with the essential requirements and for the affixing of the CE mark. The Lamira Nebulizer System is CE marked by PARI in the EU.
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
In May 2017, the EU adopted a new Medical Devices Regulation (EU) 2017/745 (MDR), which will repeal and replace Directive 93/42 with effect from May 26, 2020. The MDR envisages, among other things, stricter controls of medical devices, including strengthening of the conformity assessment procedures, increased expectations as regards clinical data for devices and pre-market regulatory review of high-risk devices. Under transitional provisions, medical devices with notified body certificates issued under Directive 93/42 prior to May 26, 2020 may continue to be placed on the market for the remaining validity of the certificate, until May 27, 2024 at the latest. After the expiry of any applicable transitional period, only devices that have been CE marked under the MDR may be placed on the market in the EU.
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
Pediatric Information
United States
Under the Pediatric Research Equity Act of 2003 (PREA), certain NDAs and supplements must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may, on its own initiative or at the request of an applicant, grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, and subject to an exception for certain oncology drugs, PREA does not apply to any drug for an indication for which orphan designation has been granted. Under the Best Pharmaceuticals for Children Act (BPCA), pediatric research is incentivized by the possibility of six additional months of pediatric exclusivity, which if granted, is added to existing exclusivity periods and patent-based exclusivity listed for the applicable drug in the FDA's Orange Book at the time the sponsor satisfies the FDA's "written request" for pediatric research. Sponsors may seek to negotiate the terms of a written request during drug development. While the sponsor of an orphan designated drug may not be required to perform pediatric studies under PREA unless one of the above exceptions applies, they are eligible to participate in the incentives under the BPCA if the FDA issues a written request.
European Union
In the EU, new drugs (i.e. drugs containing a new active substance) for adults, must also be tested in children. This mandatory pediatric testing is carried out through the implementation of a pediatric investigation plan, or PIP, which is proposed by the applicant and approved by the EMA. A PIP contains all the studies to be conducted and measures to be taken in order to support the approval of the new drug, including pediatric pharmaceutical forms, in all subsets of the pediatric population. Validation of the MAA for adults is subject to the implementation of the PIP, subject to one or more waivers or deferrals. On the one hand, the PIP may allow a deferral for one or more of the studies or measures included therein in order not to delay the approval of the drug in adults, and, on another hand, the EMA may grant either a product-specific waiver for the (adult) disease/condition or one or more pediatric subsets or a class waiver for the disease/condition. PIPs are subject to modifications from time to time, when they no longer are workable. Prior to obtaining the validation of a MAA for adults, the applicant has to demonstrate compliance with the PIP at the time of submission of the application. In the case of orphan medicinal products, completion of an approved PIP can result in an extension of the market exclusivity period from ten to twelve years.
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
Early Access Programs
Under EU law, member states are authorized to adopt national legal regimes for the supply or use of non-authorized drugs in case of therapeutic needs. The most common national legal regimes are compassionate use programs and named patient sales, but other national regimes for early access may be available, depending on the member state. For drugs that must be approved through the centralized procedure, such as orphan drugs, compassionate use programs are also regulated at the European level. ARIKAYCE is available in certain countries under early access programs.
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
Reimbursement of Pharmaceutical Products
In the US, many independent third-party payors, as well as the Medicare and state Medicaid programs, reimburse dispensers of pharmaceutical products. Medicare is the federal program that provides health care benefits to senior citizens and certain disabled and chronically ill persons. Medicaid is the need-based federal and state program administered by the states to provide health care benefits to certain persons.
As one of the conditions for obtaining Medicaid and, if applicable, Medicare Part B coverage for our marketed pharmaceutical products, we will need to agree to pay a rebate to state Medicaid agencies that provide reimbursement for those products. We will also have to agree to sell our commercial products under contracts with the Department of Veterans Affairs, Department of Defense, Public Health Service, and numerous other federal agencies as well as certain hospitals that are designated by federal statutes to receive drugs at prices that are significantly below the price we charge to commercial pharmaceutical distributors. These programs and contracts are highly regulated and will impose restrictions on our business. Failure to comply with these regulations and restrictions could result in adverse consequences such as civil money penalties, imposition of a Corporate Integrity Agreement and/or a loss of our ability to continue receiving Medicare and Medicaid reimbursement for our drugs. In January 2019, the Department of Health and Human Services released a proposed rule to reform the system of rebates paid to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers. We are currently reviewing the proposed rule, the impact of which is uncertain at this time.
Private healthcare payors also attempt to control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. payors also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered.
The US President has indicated an interest in taking steps to lower drug prices, such as having the federal government negotiate drug prices with pharmaceutical manufacturers and/or in indexing certain federally reimbursement payments to international drug prices. In May 2018, the Administration issued "American Patients First," a multi-faceted blueprint to lower drug prices.  The Administration has taken administrative steps to implement the blueprint, including through proposing sweeping demonstration projects aimed at putting downward pressure on drug prices.  In addition, members of Congress have indicated an interest in legislative measures designed to lower drug costs. Drug pricing is an active area for regulatory reform at both the federal and state levels, and significant changes to current drug pricing and reimbursement structures in the US could be forthcoming
Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of drugs through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to patients. Some jurisdictions operate positive and negative list systems under which drugs may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Other member states allow companies to fix their own prices for drugs, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new drugs. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drugs will allow favorable reimbursement and pricing arrangements for any of our products.
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
Fraud and Abuse and Other Laws
Physicians and other healthcare providers and third-party payors (government or private) often play a primary role in the recommendation and prescription of health care products. In the US and most other jurisdictions, numerous detailed requirements apply to government and private health care programs, and a broad range of fraud and abuse laws, transparency laws, and other laws are relevant to pharmaceutical companies. US federal and state healthcare laws and regulations in these areas include the following:

•	The federal anti-kickback statute;

•	The federal civil False Claims Act;

•	The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act;

•	The federal criminal false statements statute;

•	The price reporting requirements under the Medicaid Drug Rebate Program and the Veterans Health Care Act of 1992;

•	The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program; and

•	Analogous and similar state laws and regulations.
Similar restrictions apply in the member states of the EU and Japan, which have been set out by laws or industry codes of conduct.
Employees
As of December 31, 2018, we had a total of 373 employees, including: 130 in research, clinical, regulatory, medical affairs and quality assurance; 31 in technical operations, manufacturing and quality control; 84 in general and administrative functions; and 128 in commercial activities. We had 339 employees in the US, 28 employees in Europe and 6 employees in Japan. We anticipate increasing our headcount in 2019.
None of our employees are represented by a labor union and we believe that our relations with our employees are generally good. Generally, our employees are at-will employees; however, we have entered into employment agreements with certain of our executive officers.
Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act). We make available on our website at http://www.insmed.com, free of charge, copies of these reports as soon as reasonably practicable after filing, or furnishing them to, the SEC. The public can also obtain materials that we file with the SEC through the SEC's website at http://www.sec.gov.
Also available through our website's "Investor Relations Corporate Governance" page are charters for the Audit, Compensation and Nominations and Governance Committees of our board of directors, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics. We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by making disclosures concerning such matters available on our website.
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

ITEM 1A.                                       RISK FACTORS
Our business is subject to substantial risks and uncertainties. Any of the risks and uncertainties described below, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Annual Report on Form 10-K (please read the Cautionary Note Regarding Forward-Looking Statements appearing at the beginning of this Annual Report on Form 10-K).
Risks Related to the Commercialization and Continued Approval of ARIKAYCE
Our prospects are highly dependent on the success of our only approved product, ARIKAYCE, which was approved in the United States (US) under the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD) and accelerated approval pathways. If we are unable to successfully commercialize or maintain approval for ARIKAYCE, our business, financial condition, results of operations and prospects and the value of our common stock will be materially adversely affected.
Our long-term viability and growth depend on the successful commercialization of ARIKAYCE, our only approved product, which has been approved in the US for the treatment of patients with refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options. We have invested and continue to invest significant efforts and financial resources in the launch of ARIKAYCE, and our ability to generate revenue from ARIKAYCE will depend heavily on successfully commercializing and obtaining full regulatory approval for ARIKAYCE by conducting an appropriate confirmatory post-marketing study. ARIKAYCE is our first commercial launch, and its successful commercialization and our receipt of full regulatory approval for ARIKAYCE in the US are subject to many risks.
The commercial success of ARIKAYCE will depend on the degree of market acceptance by physicians, patients, third-party payors and others in the health care community.
Despite receiving US Food and Drug Administration (FDA) approval of ARIKAYCE, the product may not gain, or over time may not retain, market acceptance by physicians, patients, third-party payors or others in the health care community. ARIKAYCE was the first product approved via the LPAD pathway, and there is limited information on how this approval may impact market acceptance of the product. If ARIKAYCE does not achieve and maintain an adequate level of acceptance, it is likely that we will not generate significant revenue or become profitable. The degree of market acceptance of ARIKAYCE, which we launched in the US early in the fourth quarter of 2018, is also dependent on a number of additional factors, including the following:

•	The willingness of the target patient population to use, and of physicians to prescribe, ARIKAYCE;

•	The efficacy and potential advantages of ARIKAYCE over alternative treatments;

•
The risk and safety profile of ARIKAYCE, including, among other things, physician and patient concern regarding the boxed warning and other safety precautions resulting from its association with an increased risk of respiratory adverse reactions, and any adverse safety information that becomes available as a result of longer-term use of ARIKAYCE;

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

Our efforts to educate physicians, patients, third-party payors and others in the health care community on the benefits of ARIKAYCE will require significant resources, which may be greater than those required to commercialize more established technologies and may never be successful.
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
The required confirmatory trial, which is currently under discussion with FDA, is proposed to be a randomized, double-blind, placebo-controlled clinical trial to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease. The trial will evaluate the effect of ARIKAYCE on a clinically meaningful endpoint, as compared to an appropriate control in the intended patient population of patients with MAC lung disease. Pursuant to the timetable agreed upon with the FDA, the study protocol is scheduled to be finalized during the first half of 2019, with trial results to be reported by 2024. There is little precedent for clinical development and regulatory expectations for agents to treat MAC lung disease. As a result, we may encounter challenges designing this trial, including developing and reaching agreement with the FDA on the appropriate clinical endpoints. We may encounter substantial delays in enrolling and conducting the trial, and we may not be able to enroll and conduct the trial in a manner satisfactory to the FDA or within the time period required by the FDA. If the confirmatory trial is not successful or we are unable to meet the timelines required by the FDA, the FDA could, among other things, withdraw its approval of ARIKAYCE. Separate from the confirmatory trial, additional results from ongoing and recently completed studies may affect the FDA’s benefit-risk analysis for the product. Additionally, ARIKAYCE is subject to post-marketing commitments consisting of implementation of a healthcare provider communication plan, conducting a drug utilization assessment, and conducting further studies to identify an optimal quality control in vitro drug release method. Failure to meet post-marketing commitments may raise additional regulatory challenges.
We remain subject to substantial, ongoing regulatory requirements in the US related to ARIKAYCE, and failure to comply with these requirements could lead to enforcement action or otherwise materially harm our business.
ARIKAYCE is subject to a variety of manufacturing, packaging, storage, labeling, advertising, promotion, and record-keeping requirements, including requirements to:

•	Conduct sales, marketing and promotion, scientific exchange, speaker programs, charitable donations and educational grant programs in compliance with federal and state laws;

•	Disclose clinical trial results and payments to health care professionals and health care organizations on publicly available databases;

•	Monitor and report complaints, adverse events and instances of failure to meet product specifications; and

•	Comply with current good manufacturing practices (cGMP) and certain quality systems requirements for device components.

Failure to comply with these ongoing regulatory obligations could have significant negative consequences, including:

•	Issuance of warning letters or untitled letters by FDA asserting that we are in violation of the law;

•	Imposition of injunctions or civil monetary penalties or pursuit by regulators of civil or criminal prosecutions and fines against us or our responsible officers;

•	Suspension or withdrawal of regulatory approval;

•	Suspension or termination of ongoing clinical trials or refusal by regulators to approve pending marketing applications or supplements to approved applications;

•	Seizure of products, required product recalls or refusal to allow us to enter into supply contracts, including government contracts, or to import or export products;

•	Suspension of, or imposition of restrictions on, our operations, including costly new manufacturing requirements with respect to ARIKAYCE; and

•
Negative publicity, including communications issued by regulatory authorities, which could negatively impact the perception of us or ARIKAYCE by patients, physicians, third-party payors or the health care community.

We provide financial assistance with out-of-pocket costs to patients enrolled in commercial health insurance plans. In addition, independent foundations may assist with out-of-pocket financial obligations. The ability of these organizations to provide assistance to patients is dependent on funding from external sources, and we cannot guarantee that such funding will be available at adequate levels, if at all. Patient assistance programs, whether provided directly by manufacturers or charitable foundations, have come under recent government scrutiny. If we are deemed to fail to comply with relevant laws, regulations or government guidance with respect to these programs, we could be subject to significant fines or penalties.

Any of these events could reduce market acceptance of ARIKAYCE, substantially reduce our revenue, increase the costs of operating our business, and cause us significant reputational damage, among other consequences. If we ultimately receive approval for ARIKAYCE in other jurisdictions, we expect to be subject to similar ongoing regulatory oversight by the relevant foreign regulatory authorities.
If we are unable to obtain adequate reimbursement from government or third-party payors for ARIKAYCE or if we are unable to obtain acceptable prices for ARIKAYCE, our prospects for generating revenue and achieving profitability will be materially adversely affected.
Our prospects for generating revenue and achieving profitability depend heavily upon the availability of adequate reimbursement for the use of ARIKAYCE from governmental and other third-party payors, both in the US and in other markets. We expect a substantial majority of ARIKAYCE revenue will come from Medicare reimbursement. Reimbursement by a third-party payor depends upon a number of factors, including the third-party payor’s determination that use of a product is:

•	A covered benefit under its health plan;

•	Safe, effective and medically necessary;

•	Appropriate for the specific patient;

•	Cost-effective; and

•	Neither experimental nor investigational.

ARIKAYCE's potential addition to or exclusion from the guidelines of the American Thoracic Society and Infection Diseases Society of America may also be a factor in this determination. Obtaining a determination of coverage and reimbursement for a product from each government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor. We expect that, during the first six to twelve months that we commercialize ARIKAYCE, the payors will evaluate it for inclusion on formularies, during which time patients will need to rely primarily on the medical exception process to secure coverage. For sales after that time, we may not be able to provide data sufficient to gain a positive coverage and reimbursement determination or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of ARIKAYCE to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources.
Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-US regulatory authorities and/or may set a reimbursement rate that is too low to support a profitable sales price for the product. Subsequent approvals of competitive products could result in a detrimental change to the reimbursement of our products. The occurrence of any of these events likely would adversely impact market acceptance and demand for ARIKAYCE, which, in turn, could affect our ability to successfully commercialize ARIKAYCE and adversely impact our business, financial condition, results of operations and prospects and the value of our common stock.
There is a significant focus in the US healthcare industry and elsewhere on drug prices and value, and public and private payors are taking increasingly aggressive steps to control their expenditures for pharmaceuticals by, inter alia, negotiating manufacturer discounts and placing restrictions on reimbursement, and patient access to, medications. These pressures could negatively affect our business. We expect changes in the Medicare program and state Medicaid programs, as well as managed care organizations and other third-party payors, to continue to put pressure on pharmaceutical product pricing. For instance, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) expanded Medicare outpatient prescription drug coverage for the elderly through Part D prescription drug plans sponsored by private entities and authorized such plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. The plans generally negotiate significant price concessions as a condition of formulary placement. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs, which is generally believed to have resulted in lower Medicare reimbursement for physician-administered drugs. These cost reduction initiatives and other provisions of this legislation provide additional pressure to contain and reduce drug prices and could decrease the coverage and price that we receive for any approved products and could seriously harm our business. Although the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations when setting their own reimbursement rates, and any reimbursement reduction resulting from the MMA may result in a similar reduction in payments from private payors. Additionally, the Patient Protection and Affordable Care Act (ACA) revised the definition of “average manufacturer price” for reporting purposes and increased the minimum percentage for Medicaid drug rebates to states, required drug manufacturers to provide a significant discount (70% as of January 1, 2019) on prescriptions for branded drugs filled while the beneficiary is in the Medicare Part D coverage gap (also known as the donut hole), and imposed a significant annual fee on companies that manufacture or import branded prescription drug products. We believe it is likely that the ACA, or any legislation enacted to amend or replace it, will continue the pressure on pharmaceutical pricing, especially under the Medicare program, and also may increase our regulatory burdens and operating costs. Such changes may have a significant impact on our ability to set a product price we believe is fair and may adversely affect our ability to generate revenue and achieve or maintain profitability. We expect further federal and state proposals and health care reforms to continue to be proposed by legislators and/or the US President, which could limit the prices that can be charged for the products we develop or may otherwise limit our commercial opportunity. See Reimbursement of Pharmaceutical Products in Item 1 of Part I of this 10-K for more information. In addition, in connection with various government programs, we are required to report certain pricing information to the government, and the failure to do so may subject us to penalties.
Payors may also restrict coverage of some products, particularly those for higher-priced drugs such as ARIKAYCE, by using a variable co-payment structure that imposes higher costs on patients for drugs that are not preferred by the payor and by imposing requirements for prior authorization or step edits.
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
We have had discussions with third-party payors regarding our price for ARIKAYCE, but our pricing may meet resistance from them and the public generally. If we are unable to obtain adequate reimbursement of ARIKAYCE, the adoption of ARIKAYCE by physicians and patients may be limited. This, in turn, could affect our ability to successfully commercialize ARIKAYCE and adversely impact our business, financial condition, results of operations and prospects and the value of our common stock.
ARIKAYCE could develop unexpected safety or efficacy concerns, which would likely have a material adverse effect on us.
ARIKAYCE was granted accelerated approval from the FDA based on Month 6 data from the CONVERT study. In the US, ARIKAYCE will now be used by larger numbers of patients, potentially for longer periods of time, and we and others (including regulatory agencies and private payors) will collect extensive information on the efficacy and safety of ARIKAYCE by monitoring its use in the marketplace. In addition, we will conduct a confirmatory trial to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease and may conduct additional trials in connection with lifecycle management programs for ARIKAYCE in the US. New safety or efficacy data from both market surveillance and our clinical trials may result in negative consequences including the following:

•
Modification to product labeling or promotional statements, such as additional boxed or other warnings or contraindications, or the issuance of additional “Dear Doctor Letters” or similar communications to healthcare professionals;

•	Required changes in the administration of ARIKAYCE;

•
Imposition of additional post-marketing surveillance, post-marketing clinical trial requirements, distribution restrictions or other risk management measures, such as a risk evaluation and mitigation strategy (REMS) or a REMS with elements to assure safe use;

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
If estimates of the size of the potential markets for ARIKAYCE are overstated or data we have used to identify physicians is inaccurate, our ability to earn revenue to support our business could be materially adversely affected.
We have relied on our 2017 analysis of external sources, including market research funded by us and third parties, and internal analyses and calculations to estimate the potential market opportunities for MAC lung disease in the US, where ARIKAYCE has obtained regulatory approval, as well as future jurisdictions in which we may seek approval, including the EU5 (comprised of France, Germany, Italy, Spain and the United Kingdom) and Japan. The externally sourced information used to develop these estimates has been obtained from sources we believe to be reliable, but we have not verified the data from such sources, and their accuracy and completeness cannot be assured. Similarly, our internal analyses and calculations are based upon management’s understanding and assessment of numerous inputs and market conditions, including, but not limited to, the projected increase in prevalence of MAC lung disease, Medicare patient population growth and ongoing population shifts to geographies with increased rates of MAC lung disease. These understandings and assessments necessarily require assumptions subject to significant judgment and may prove to be inaccurate. As a result, our estimates of the size of these potential markets for ARIKAYCE could prove to be overstated, perhaps materially.
In addition, we are relying on third-party data to identify the physicians who treat the majority of MAC lung disease patients in the US and to determine how to deploy our resources to market to those physicians; however, we may not be marketing to the appropriate physicians and may therefore be limiting our market opportunity.
We may develop estimates with respect to market opportunities for product candidates in the future, and such estimates would be subject to similar risks. In addition, a potential market opportunity could be reduced if a regulator limits the proposed treatment population for one of our product candidates, similar to the limited population for which ARIKAYCE was approved. In either circumstance, even if we obtain regulatory approval, we may be unable to commercialize the product on a scale sufficient to generate significant revenue, which could have a material adverse effect on our business, financial condition, results of operations and prospects and the value of our common stock.
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
ARIKAYCE was approved for treatment in a limited population of patients with refractory MAC lung disease, and additional clinical studies and regulatory applications will be required to expand its indication. We may not be successful in these trials or in obtaining such regulatory approval, which may materially adversely affect our prospects and the value of our common stock.
The FDA granted accelerated approval of ARIKAYCE for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options. Our CONVERT study and 312 study focused on this refractory population, and we do not anticipate obtaining an indication for a broader population of patients with MAC lung disease or any other illnesses or infections without additional clinical data. Additional clinical trials will require additional time and expense. We expect to conduct our confirmatory clinical trial for full approval of ARIKAYCE in the broader population of patients with MAC lung disease, but this trial, along with any other clinical trials of ARIKAYCE may not be successful. Additional results from ongoing and recently completed studies may affect the FDA’s benefit-risk analysis for the product. If we are unable to expand the indication for use of ARIKAYCE, our prospects and the value of our common stock may be materially adversely affected.
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

Data submitted to regulators are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. Even if we believe our clinical trial results are promising, regulators may disagree with our interpretation of data, study design or execution and may refuse to accept our application for review or decline to grant approval. For example, in the fourth quarter of 2014, we filed a marketing authorization application (MAA) with the European Medicines Agency (EMA) for ARIKAYCE as a treatment for, among other things, MAC lung disease in adult patients. The filing was based in part on data from our phase 2 study in patients with refractory MAC lung disease. We subsequently withdrew our MAA after the Committee for Medicinal Products for Human Use concluded that the data submitted did not provide enough evidence to support an approval.
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

ARIKAYCE is administered using the Lamira Nebulizer System, and the Lamira Nebulizer System must receive regulatory approval or clearance on its own or in conjunction with ARIKAYCE as a combination product in order for us to develop and commercialize ARIKAYCE in a given market. The FDA granted accelerated approval of the Lamira Nebulizer System with ARIKAYCE as part of the approval of the drug/device combination product, and the Lamira Nebulizer System is CE marked by PARI in the EU. However, outside the US and EU, the Lamira Nebulizer System is labeled as investigational for use in our clinical trials, including in Japan, Canada and Australia, and is not approved for commercial use in Japan, Canada or certain other markets in which we may seek to commercialize ARIKAYCE in the future.

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
We may not be able to enroll enough patients to conduct and complete our clinical trials or retain a sufficient number of patients in our clinical trials to generate the data necessary for regulatory approval of our product candidates.
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
We currently rely, and expect to continue to rely, on third parties for significant research, analytical services, preclinical development, clinical development and manufacturing of our product candidates and commercial scale manufacturing of ARIKAYCE and the Lamira Nebulizer System. For example, we do not own facilities for clinical-scale or commercial manufacturing of our product candidates, and we currently rely on Therapure Biopharma Inc. (Therapure) and Ajinimoto Althea, Inc. (Althea) to provide our clinical and commercial supply of ARIKAYCE. Additionally, almost all of our clinical trial work is done by CROs, such as SynteractHCR, Inc., our CRO for both the CONVERT and 312 studies, and clinical laboratories. Reliance on these third parties poses a number of risks, including the following:

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
We may not have, or may be unable to obtain, sufficient quantities of ARIKAYCE, the Lamira Nebulizer System or our product candidates to meet our required supply for commercialization or clinical studies, which would materially harm our business.
We do not have any in-house manufacturing capability other than for small-scale pre-clinical development programs and depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our product candidates on a clinical or commercial scale. For instance, we are and expect to remain dependent upon Therapure, Althea and eventually Patheon to supply ARIKAYCE both for our clinical trials and commercial sale. Althea manufactures ARIKAYCE at a relatively small scale; Therapure, operates at a larger scale than Althea. ARIKAYCE currently has a limited shelf life, and we may not be able to maintain adequate quantities to meet future demand. As additional supporting data become available, we believe the current approved shelf life for product manufactured at our CMOs will increase. If we encounter delays or difficulties in the manufacturing process that disrupt our ability to supply our distributors with ARIKAYCE, we may experience a product stock-out, which would likely have a material adverse effect on our business and reputation. In addition, we have entered into certain agreements with Patheon related to increasing our long-term production capacity for ARIKAYCE commercial inventory, although Patheon’s supply obligations will commence only after certain technology transfer and construction services are completed. Any delay in the commencement of Patheon’s supply obligations, whether due to delays in technology transfer and construction or from adding Patheon to our NDA as a CMO, would increase the risks associated with either Therapure or Althea being unable to provide us with an adequate supply of ARIKAYCE.
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
Manufacturers of ARIKAYCE, the Lamira Nebulizer System and our product candidates are subject to cGMP, Quality System Regulations and similar standards. While we have policies and procedures in place to select third-party manufacturers for our product and product candidates that adhere, and monitor their adherence to, such standards, they may nonetheless fail to do so. Similarly, while we have entered into a Commercialization Agreement with PARI for the manufacture of the Lamira Nebulizer System for use with ARIKAYCE, PARI may fail to adhere to applicable standards. These manufacturers and their facilities will be subject to periodic review and inspections by the FDA and other regulatory authorities following regulatory approval of our products, as with ARIKAYCE. For instance, to monitor compliance with applicable regulations, the FDA routinely conducts inspections of facilities and may identify potential deficiencies. The FDA issues what are referred to as “FDA Form 483s” that set forth observations and concerns identified during its inspections. Failure to satisfactorily address the concerns or potential deficiencies identified in a Form 483 could result in the issuance of a warning letter, which is a notice of the issues that the FDA believes to be significant regulatory violations requiring prompt corrective actions. Failure to respond adequately to a warning letter, or to otherwise fail to comply with applicable regulatory requirements could result in enforcement, remedial and/or punitive actions by the FDA or other regulatory authorities.
If one of these manufacturers fails to maintain compliance with regulatory requirements or experiences supply problems, including in the scale-up of commercial production, the production of ARIKAYCE, the Lamira Nebulizer System and our product candidates could be interrupted, resulting in delays, additional costs or restrictions on the marketing or sale of our products. An alternative manufacturer would need to be qualified, through regulatory filings, which could result in further delay. The regulatory authorities may also require additional testing if a new manufacturer is relied upon for commercial production. In addition, with respect to our product candidates, our manufacturers and their facilities are subject to pre-approval cGMP inspection by the FDA and other regulatory authorities, and the findings of the cGMP inspection could result in a failure to obtain, or a delay in obtaining, regulatory approval for future product candidates.
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
We currently have limited operations outside of the US. As of December 31, 2018, we had 28 employees located in Europe and 6 employees located in Japan, although we have clinical trial sites and suppliers located around the world. In order to meet our long-term goals, we expect to grow our international operations over the next several years, including in Europe and Japan, and continue to source material used in the manufacture of our product candidates from abroad. Consequently, we are and will continue to be subject to risks related to operating in foreign countries, including:

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
We expect that competing successfully will depend, among other things, on the relative speed with which we can develop products, complete the clinical testing and regulatory approval processes and supply commercial quantities of the product to the market, as well as product efficacy, safety, reliability, availability, timing and scope of regulatory approval and price. We expect competition to increase as technological advances are made and commercial applications broaden. There are potential competitive products, both approved and in development, which include oral, systemic, or inhaled antibiotic products to treat chronic respiratory infections. For instance, certain entities have expressed interest in studying their products for NTM lung disease and are seeking to advance studies in NTM lung disease caused by mycobacterial species other than MAC; however, we are not aware of any entities currently conducting clinical trials for the treatment of refractory MAC lung disease or of any other approved inhaled therapies specifically indicated for NTM lung disease in North America, Europe or Japan. If any of our competitors develops a product that is more effective, safe, tolerable or, convenient or less expensive than ARIKAYCE or our product candidates, it would likely materially adversely affect our ability to generate revenue. We also may face lower priced generic competitors if third-party payors encourage use of generic or lower-priced versions of our product or if competing products are imported into the US or other countries where we may sell ARIKAYCE. In addition, in an effort to put downward pressure on drug pricing, Congress and the FDA are working to facilitate generic competition, which could result in our experiencing competition earlier than otherwise would be the case.
There are also other amikacin products that have been approved by the FDA, MHLW and other regulatory agencies for use in other indications, and physicians may elect to prescribe those products rather than ARIKAYCE to treat the indications for which ARIKAYCE has received approval, which is commonly referred to as off-label use. Although regulations prohibit a drug company from promoting off-label use of its product, the FDA and other regulatory agencies do not regulate the practice of medicine and cannot direct physicians as to what product to prescribe to their patients. As a result, we would have limited ability to prevent any off-label use of a competitor’s product to treat diseases for which we have received FDA or other regulatory agency approval, even if this use violates our patents or any statutory exclusivities that the FDA may grant for the use of amikacin to treat such diseases. If we are unable to compete successfully, it will materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
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
Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection or otherwise provide us with any competitive advantage. Any conclusions we may reach regarding non-infringement, inapplicability or invalidity of a third-party’s intellectual property vis-à-vis our proprietary rights, or those of a licensor, are based in significant part on a review of publicly available databases and other information. There may be information not available to us or otherwise not reviewed by us that could render these conclusions inaccurate. Our competitors may also be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.
Additionally, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented through litigation, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection for amikacin liposome inhalation suspension or our product candidates. US patents and patent applications may also be subject to interference or derivation proceedings, and US patents may be subject to re-examination proceedings, reissue, post-grant review and/or inter partes review in the USPTO. Our foreign patents have been and may be in the future subject to opposition or comparable proceedings in the corresponding foreign patent office, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. See Intellectual Property - ARIKAYCE Patents and Trade Secrets in Item 1 of Part I of this 10-K for more information on our European patents that have been previously opposed.
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
In the event of successful litigation or settlement of claims against us for infringement or misappropriation of a third-party’s proprietary rights, as in 2007 with respect to IPLEX, we may be required to take actions including but not limited to the following:

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

We may also have to undertake costly litigation or engage in other proceedings, such as interference or inter partes review, to enforce or defend the validity of any patents issued or licensed to us, to confirm the scope and validity of our or a licensor’s proprietary rights or to defend against allegations that we have infringed a third-party’s intellectual property rights.
Any proceedings regarding our intellectual property rights are likely to be time consuming and may divert management attention from operation of our business, and could have a material adverse effect on our business, financial condition, results of operations and prospects and the value of our common stock.
Certain of the agreements to which we are, or may become, a party relating to ARIKAYCE and our product candidates impose, or may in the future impose, restrictions on our business or other material obligations on us. If we fail to comply with these obligations, our business could be adversely affected, including as a result of the loss of license rights that are important to our business.
We are a party to various agreements related to ARIKAYCE and our product candidates, including licensing agreements with PARI and AstraZeneca, which we view as material to our business. For additional information regarding the terms of these agreements, see Business - License and Other Agreements in Item 1 of Part I of this 10-K. These agreements impose a number of obligations on us and our business, including restrictions on our ability to freely develop or commercialize our product candidates and requirements to make milestone and royalty agreements to our counterparties upon certain events. Under our license agreement with AstraZeneca, AstraZeneca retains a right of first negotiation pursuant to which it may exclusively negotiate with us before we can negotiate with a third-party regarding any transaction to develop or commercialize INS1007, subject to certain exceptions. While this right of first negotiation is not triggered by a change of control, it may impede or delay our ability to consummate certain other transactions involving INS1007.
If we fail to comply with our obligations under these agreements, our counterparties may have the right to take action against us, up to and including termination of a relevant license. For instance, under our licensing agreement with PARI, with respect to NTM lung disease and bronchiectasis, we have specific obligations to use commercially reasonable efforts to achieve certain developmental and regulatory milestones by set deadlines. Additionally, for NTM lung disease, we are obligated to use commercially reasonable efforts to achieve certain commercial milestones in Europe. The consequences of our failing to use commercially reasonable efforts to achieve certain commercial milestones are context-specific, but include ending PARI’s non-compete obligation, making the license non-exclusive and terminating the license, in each case with respect to the applicable indication. Similarly, under our license agreement with AstraZeneca, AstraZeneca may terminate our license to INS1007 if we fail to use commercially reasonable efforts to develop and commercialize a product based on INS1007, or we are subject to a bankruptcy or insolvency. Reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms and may materially harm our business.

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
The Administration and the majority party in the Senate have indicated their ongoing desire to repeal the ACA and, in December 2017, Congress repealed the ACA's individual mandate, i.e., the penalty imposed on individuals who do not obtain health care coverage. It is unclear what the effect of this partial repeal will be and whether, when and how repeal of other sections of the law may be effectuated and what the effect on the healthcare sector will be. In December 2018, a federal district court judge in Texas found the ACA to be unconstitutional, although the ruling was stayed while the case is appealed. It is unclear what the outcome of this litigation and other pending challenges to the ACA's constitutionality, as well as the effect of these matters on the healthcare sector, will be. The US President has indicated an interest in taking steps to lower drug prices, such as having the federal government negotiate drug prices with pharmaceutical manufacturers and/or in indexing certain federally reimbursement payments to international drug prices. See Reimbursement of Pharmaceutical Products in Item 1 of Part I of this 10-K for more information. Changes to the ACA, to the Medicare or Medicaid programs, or to the ability of the federal government to negotiate or otherwise affect drug prices, or other federal legislation regarding healthcare access, financing or legislation in individual states, could affect our business, financial condition, results of operations and prospects and the value of our common stock. It remains unclear how any new legislation or regulation might affect the prices we may obtain for ARIKAYCE or any of our product candidates for which regulatory approval is obtained.
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
Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. In addition to the federal government, some states, as well as other countries, including France, require the disclosure of certain payments to health care professionals. The federal privacy regulations under HIPAA, state, and foreign medical record privacy laws may limit access to information identifying those individuals who may be prospective users. There are ambiguities as to what is required to comply with these state requirements, and we could be subject to penalties if a state determines that we have failed to comply with an applicable state law requirement.
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
Our operations are subject to anti-corruption laws, including the US Foreign Corrupt Practices Act (FCPA), the UK

Bribery Act and other anti-corruption laws that apply in countries where we do business. The FCPA, UK Bribery Act and these other laws generally prohibit us, our employees and our intermediaries from making prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. The CONVERT study includes more than 125 sites in 18 countries, and we conducted the 312 study and plan to conduct the WILLOW study, our global phase 2 study of INS1007 in non-CF bronchiectasis, at a broad range of trial sites around the world. Certain of these jurisdictions pose a risk of potential FCPA violations, and we have relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
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
Under the ODA, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition. The company that obtains the first regulatory approval from the FDA for a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. Similar laws exist in the EU with a term of ten years. See Business - Government Regulation - Orphan Drug Designation in Item 1 of Part I of this 10-K for additional information. If a competitor obtains approval of the same drug for the same indication or disease before us, and the FDA grants such orphan drug exclusivity, we would be prohibited from obtaining approval for our product for seven or more years, unless our product can be shown to be clinically superior. In addition, even if we obtain orphan exclusivity, the FDA may approve another product during our orphan exclusivity period for the same indication under certain circumstances.
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

We have incurred losses each previous year of our operation, except in 2009, when we sold our manufacturing facility and certain other assets to Merck, and we did not generate significant revenue during the years ended December 31, 2018, 2017 or 2016. As of December 31, 2018, our accumulated deficit was $1,282.2 million. For the years ended December 31, 2018, 2017 and 2016, our consolidated net loss was $324.3 million, $192.6 million and $176.3 million, respectively. Our ability to generate revenue will depend on the success of commercial sales of ARIKAYCE; however, we do not anticipate our revenue from the sale of ARIKAYCE will be sufficient for us to become profitable without reductions in our operating expenses. Despite our recent launch of ARIKAYCE in the US, we expect to continue to incur substantial operating expenses, and resulting operating losses, for the foreseeable future as we:

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
Our operations have consumed substantial amounts of cash since our inception. We expect to expend substantial financial resources to commercialize ARIKAYCE, including expenditures on product sales, marketing, manufacturing and distribution, fund the confirmatory post-marketing study and continue research and development of and, where applicable, seek regulatory approval for ARIKAYCE and our product candidates. We may need to raise additional capital to fund these activities, including due to changes in our product development plans or misjudgment of expected costs, to fund corporate development, to maintain our intellectual property portfolio or to resolve litigation. As of December 31, 2018, we had $495.1 million of cash and cash equivalents on hand. Our operating expenses, capital expenditures and long-term investments were significantly higher in 2018 than in 2017, reflecting our investment in the build-out of our commercial organization to support global expansion activities for ARIKAYCE, including the launch of ARIKAYCE in the US in the fourth quarter of 2018, the build-up of third-party manufacturing capacity and manufacture of commercial inventory, which includes capital and long-term investments, and continued investment in research and development as well as selling, general and administrative expenses. We do not know whether additional financing will be available when needed, or, if available, whether the terms will be favorable. If adequate funds are not available to us when needed, we may be forced to delay, restrict or eliminate all or a portion of our development programs or commercialization efforts.
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

Intangible assets comprised approximately 10% of our total assets as of December 31, 2018. A reduction in the value of our intangible assets could have a material adverse effect on our results of operations, financial condition and the value of our common stock.
As a result of the merger with Transave in 2010, we recorded an intangible in-process research and development (IPRD) asset of $77.9 million and goodwill of $6.3 million on our balance sheet. As a result of the clinical hold on ARIKAYCE announced in late 2011, we recorded a charge of $26.0 million in the fourth quarter of 2011 that reduced the value of IPRD to $58.2 million and reduced goodwill to zero. In addition, in September 2018 we recorded an additional $1.7 million in intangible assets related to a milestone to PARI as a result of FDA approval of ARIKAYCE. As of December 31, 2018, the balance of these intangibles, net of amortization was $57.0 million and $1.7 million, respectively. Future activities or events could result in additional write-downs of these intangible assets, which could materially adversely affect our results of operations, financial condition and the value of our common stock.
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
Certain provisions of Virginia law, our articles of incorporation and amended and restated bylaws and arrangements between us and our employees could hamper a third-party’s acquisition of, or discourage a third-party from attempting to acquire control of us.
Certain provisions of Virginia law, our articles of incorporation and amended and restated bylaws and arrangements with our employees could hamper a third-party’s acquisition of, or discourage a third-party from attempting to acquire control of, us or limit the price that investors might be willing to pay for shares of our common stock. These provisions or arrangements include:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We currently lease 56,617 square feet of laboratory and office space in Bridgewater, New Jersey. The initial term of the lease will expire in November 2019. We do not intend to exercise the option to extend the lease beyond the initial term. In September 2018, the Company entered into a new lease for 117,022 square feet of office space for our new corporate headquarters in Bridgewater. We have a one-time option to expand the new leased premises by up to 50,000 square feet prior to the fifth anniversary of the initial lease commencement. The initial term of the new lease will expire in 2030.
We also lease additional laboratory space located in Bridgewater, NJ for which the initial lease term expires in September 2021. In October 2018, the Company expanded this lease to a total of 28,002 square feet. In addition, we lease office space in Ireland, the Netherlands and Japan.
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
On February 15, 2019, the last reported sale price for our common stock on the Nasdaq Global Select Market was $27.07 per share. As of February 15, 2019, there were 137 holders of record of our common stock.
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

_________________________________
*    $100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.
ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data reflects our consolidated statements of operations and consolidated balance sheets for and as of the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The data below should be read in conjunction with, and is qualified by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$9,835	$—	$—	$—	$—
Costs and expenses:
Cost of product revenues (excluding amortization of intangible assets)	2,423	—	—	—	—
Research and development	145,283	109,749	122,721	74,277	56,292
Selling, general and administrative	168,218	79,171	50,679	43,216	31,073
Amortization of intangible assets	1,249	—	—	—	—
Total costs and expenses	317,173	188,920	173,400	117,493	87,365
Operating loss	(307,338)	(188,920)	(173,400)	(117,493)	(87,365)
Investment income	10,341	1,624	604	261	58
Interest expense	(25,472)	(5,925)	(3,498)	(2,889)	(2,415)
Loss on extinguishment of debt	(2,209)	—	—	—	—
Other income (expense), net	602	300	119	(33)	141
Loss before income taxes	(324,076)	(192,921)	(176,175)	(120,154)	(89,581)
Income tax provision (benefit)	201	(272)	98	(1,971)	(10,422)
Net loss	$(324,277)	$(192,649)	$(176,273)	$(118,183)	$(79,159)
Basic and diluted net loss per share	$(4.22)	$(2.89)	$(2.85)	$(2.02)	$(1.84)
Weighted average basic and diluted common shares outstanding	76,889	66,576	61,892	58,633	43,095
Balance Sheet Data:
Cash and cash equivalents	$495,072	$381,165	$162,591	$282,876	$159,226
Total assets	$604,556	$462,047	$237,956	$356,556	$230,864
Current portion of long-term debt	$—	$—	$—	$3,113	$—
Debt, long-term	$316,558	$55,567	$54,791	$22,027	$24,856
Total shareholders' equity	$208,266	$361,059	$154,483	$311,698	$186,237

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
EXECUTIVE OVERVIEW
We are a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. Our first commercial product, ARIKAYCE (amikacin liposome inhalation suspension), received accelerated approval in the United States (US) on September 28, 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting as defined by patients who do not achieve negative sputum cultures after a minimum of 6 consecutive months of a multidrug background regimen therapy. MAC lung disease is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Our clinical-stage pipeline includes INS1007 and INS1009. INS1007 is a novel oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1) with therapeutic potential in non-cystic fibrosis (non-CF) bronchiectasis and other inflammatory diseases. INS1009 is an inhaled formulation of a treprostinil prodrug that may offer a differentiated product profile for rare pulmonary disorders, including pulmonary arterial hypertension (PAH). We have legal entities in the US, Ireland, Germany, France, the United Kingdom (UK), the Netherlands, Japan and Bermuda.
We have not generated significant revenue since inception, and through December 31, 2018, we had an accumulated deficit of $1,282.2 million. We have financed our operations primarily through the public offerings of our equity securities and debt financings. Although it is difficult to predict our future funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents as of December 31, 2018 will enable us to fund our operations for at least the next 12 months.
We expect that over the next few years we will continue to incur losses from operations due to, among other things, research and development expenses in connection with our ongoing and future clinical trials and expenses related to the commercial launch of ARIKAYCE globally, if approved outside the US.
APPROVED PRODUCT - ARIKAYCE
ARIKAYCE is our first approved product. Accelerated approval of ARIKAYCE was supported by preliminary data from our CONVERT study, a global Phase 3 study evaluating the safety and efficacy of ARIKAYCE in adult patients with refractory MAC lung disease, using achievement of sputum culture conversion (defined as three consecutive negative monthly sputum cultures) by Month 6 as the primary endpoint. Patients who achieved sputum culture conversion by Month 6 continued in the CONVERT study for an additional 12 months of treatment following the first monthly negative sputum culture in order to assess the durability of culture conversion, as defined by patients that have completed treatment and continued in the CONVERT study off all therapy for three months. The CONVERT study is ongoing.
Patients who did not culture convert by Month 6 may have been eligible to enroll in our 312 study, an open-label extension study for these non-converting patients who completed six months of treatment in the CONVERT study. The primary objective of the 312 study was to evaluate the long-term safety and tolerability of ARIKAYCE in combination with a standard multi-drug regimen. The secondary endpoints of the 312 study included evaluating the proportion of subjects achieving culture conversion (defined in the same way as the CONVERT study) by Month 6 and the proportion of subjects achieving culture conversion by Month 12, which was the end of treatment. The 312 study has completed.
As a condition of accelerated approval, we must conduct a post-approval confirmatory clinical trial. The required confirmatory trial, which is currently under discussion with the FDA, is proposed to be a randomized, double-blind, placebo-controlled clinical trial to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease. The trial will evaluate the effect of ARIKAYCE on a clinically meaningful endpoint, as compared to an appropriate control, in the intended patient population of patients with MAC lung disease. Pursuant to the timetable agreed upon with the FDA, the study protocol is expected to be finalized during the first half of 2019, with trial results to be reported by 2024. Continued approval of ARIKAYCE will be contingent upon verification and description of clinical benefit in this study.
PIPELINE PROGRESS
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

The WILLOW Study

The WILLOW study is a global phase 2, randomized, double-blind, placebo-controlled, parallel group, multi-center clinical study to assess the efficacy, safety and tolerability, and pharmacokinetics of INS1007 administered once daily for 24 weeks in subjects with non-CF bronchiectasis. We commenced enrollment in the WILLOW study in December 2017 and we expect to complete enrollment in mid-2019. In addition, we are exploring the potential of INS1007 in various neutrophil-driven inflammatory conditions.

INS1009

INS1009 is an investigational inhaled treprostinil prodrug formulation that has the potential to address certain of the current limitations of existing prostanoid therapies. We believe that INS1009 prolongs duration of effect and may provide PAH patients with greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day for the treatment of PAH. Reducing dose frequency has the potential to ease patient burden and improve compliance. Additionally, we believe that INS1009 may be associated with fewer side effects, including elevated heart rate, low blood pressure, and severity and/or frequency of cough, associated with high initial drug levels and local upper airway exposure when using current inhaled prostanoid therapies. We believe INS1009 may offer a differentiated product profile for rare pulmonary disorders, including PAH, and we are currently evaluating our options to advance its development, including exploring its use as an inhaled dry powder formulation.

Other Development Activities
Our earlier-stage pipeline includes preclinical compounds that we are evaluating in multiple rare diseases of unmet medical need, including gram positive pulmonary infections in CF, NTM lung disease and refractory localized infections involving biofilm. To complement our internal research and development, we actively evaluate in-licensing and acquisition opportunities for a broad range of rare diseases.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenues
Product revenues consist primarily of net sales of ARIKAYCE in the US. In October 2018, we began shipping ARIKAYCE to our customers in the US, which include specialty pharmacies and specialty distributors. We recognize revenue for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, prompt pay discounts, returns, service fees, and government rebates, such as Medicaid rebates and Medicare Part D coverage gap reimbursements in the US. We also began recognizing revenue from sales to the French National Agency for Medicines and Health Products Safety (ANSM), which granted ARIKAYCE a Temporary Authorizations for Use (Autorisation Temporaire d'Utilisation or ATU).
Cost of product revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, allocation of overhead costs, and inventory adjustment charges, in addition to royalty expenses due to PARI. We began capitalizing inventory upon FDA approval of ARIKAYCE.
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
Since 2011, we have focused our development activities principally on our proprietary, advanced liposomal technology designed specifically for inhaled therapies. Our development efforts in 2018 and 2017 principally related to the development of ARIKAYCE in NTM lung disease.
Selling, General and Administrative (SG&A) Expenses
SG&A expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for our non-employee directors and personnel serving in our executive, finance and accounting, legal and compliance, commercial and pre-commercial, corporate development, field sales, information technology, program management and human resource functions. SG&A expenses also include professional fees for legal services, consulting services, including pre-commercial planning activities such as non-branded disease awareness, insurance, board of director fees, tax and accounting services.

Amortization of Intangible Assets

Upon commercialization of ARIKAYCE, our intangible assets began to be amortized over their estimated useful lives. The fair values assigned to our intangible assets are based on estimates and assumptions we believe are reasonable based on available facts and circumstances. Unanticipated events or circumstances may occur that require us to review the assets for impairment.

Investment Income and Interest Expense

Investment income consists of interest and dividend income earned on our cash and cash equivalents. Interest expense consists primarily of the accretion of debt discount, contractual interest costs and the amortization of debt issuance costs related to our accretion of debt. Debt discount is accreted, and debt issuance costs are amortized, to interest expense using the effective interest rate method over the term of the debt. Our balance sheet reflects debt, net of the debt discount, debt issuance costs paid to the lender, and other third-party costs. Unamortized debt issuance costs associated with extinguished debt are expensed in the period of the extinguishment.

RESULTS OF OPERATIONS
Comparison of the Years Ended December 31, 2018 and 2017
Overview - Operating Results
Our operating results for the year ended December 31, 2018, included the following:

•	Total revenues of $9.8 million during the year ended December 31, 2018, as a result of the fourth quarter launch of ARIKAYCE, following US FDA approval on September 28, 2018;

•	Cost of product revenues (excluding amortization of intangibles) of $2.4 million during the year ended December 31, 2018 related to sales of ARIKAYCE;

•
R&D expenses increased $35.5 million primarily resulting from an increase in external manufacturing expenses and higher compensation and related expenses due to an increase in headcount, as compared to the prior year;

•
SG&A expenses increased $89.0 million resulting from higher compensation and related expenses due to an increase in headcount, and an increase in consulting fees relating to pre-commercial planning activities in preparation for the launch of ARIKAYCE, as compared to the prior year;

•	Amortization of intangible assets of $1.2 million during the year ended December 31, 2018; and

•	Interest expense increased $19.5 million from the issuance of $450.0 million aggregate principal amount of 1.75% convertible senior notes due 2025 (the Convertible Notes) in January 2018.

Net loss for the year ended December 31, 2018 was $324.3 million, or $4.22 per share—basic and diluted, compared with a net loss of $192.6 million, or $2.89 per share—basic and diluted, for the year ended December 31, 2017.

Revenues
Total revenue consists of net sales of ARIKAYCE, which was approved by the FDA on September 28, 2018 and launched in the US in October 2018. The following table summarizes the sources of revenue for the year ended December 31, 2018 (in thousands):

For the Year Ended December 31, 2018
Net product revenues, US	$9,265
Net product revenues, France ATU	570
Total revenues	$9,835
Cost of Product Revenues (excluding amortization of intangibles)
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, allocation of overhead costs, and inventory adjustment charges, in addition to royalty expenses due to PARI. We began capitalizing inventory upon FDA approval of ARIKAYCE. Cost of product revenues (excluding amortization of intangible assets) was $2.4 million during the year ended December 31, 2018.
All product costs incurred prior to FDA approval of ARIKAYCE in September 2018 were expensed as R&D expenses. As mentioned above, our cost of product revenues includes certain expenses which are fixed, other expenses that were incurred after FDA approval and royalties based on net sales. We expect our cost of product revenues (excluding amortization of intangible assets), as a percentage of total revenue, to decrease in 2019 as compared to the fourth quarter of 2018.
R&D Expenses
R&D expenses for the years ended December 31, 2018 and 2017 were comprised of the following (in thousands):

	Years Ended December 31,		Increase (decrease)
	2018	2017	$	%
External Expenses
Clinical development and research	$30,287	$40,511	$(10,224)	(25.2)%
Manufacturing	43,824	19,808	24,016	121.2%
Regulatory, quality assurance, and medical affairs	12,290	7,308	4,982	68.2%
Subtotal—external expenses	$86,401	$67,627	$18,774	27.8%
Internal Expenses
Compensation and benefit related expenses	$38,794	$27,689	$11,105	40.1%
Stock-based compensation	9,395	6,491	2,904	44.7%
Other internal operating expenses	10,693	7,942	2,751	34.6%
Subtotal—internal expenses	$58,882	$42,122	$16,760	39.8%
Total	$145,283	$109,749	$35,534	32.4%
R&D expenses increased to $145.3 million during the year ended December 31, 2018 from $109.7 million in the same period in 2017. The $35.5 million increase was primarily due to an increase of $24.0 million in external manufacturing expenses, specifically related to: pre-approval purchases of ARIKAYCE raw materials; pre-approval CMO expenses related to ARIKAYCE commercial inventory production; and construction costs relating to the build-out of a third-party CMO production facility. In addition, there was a $11.1 million increase in compensation and related expenses due to an increase in headcount in the year ended December 31, 2018 as compared to the prior year period. These increases were partially offset by a decrease in clinical development and research expenses related to the CONVERT and 312 clinical trials.
During the year ended December 31, 2018, external R&D expenses of $86.4 million consisted of $69.2 million related to ARIKAYCE, $13.9 million related to INS1007, and $3.3 million related to other research expenses. During the year ended December 31, 2017, external R&D expenses of $67.6 million consisted of $54.6 million related to ARIKAYCE, $10.2 million related to INS1007, and $2.8 million related to other research expenses.

SG&A Expenses
SG&A expenses for the year ended December 31, 2018 and 2017 were comprised of the following (in thousands):

	Years Ended December 31,		Increase (decrease)
	2018	2017	$	%
Compensation and benefit related expenses	$62,592	$23,218	$39,374	169.6%
Stock-based compensation	16,845	11,582	5,263	45.4%
Professional fees and other external expenses	70,248	30,700	39,548	128.8%
Facility related and other internal expenses	18,533	13,671	4,862	35.6%
Total SG&A expenses	$168,218	$79,171	$89,047	112.5%
SG&A expenses increased to $168.2 million during the year ended December 31, 2018 from $79.2 million in the same period in 2017. The $89.0 million increase was primarily due to $39.4 million in higher compensation and related expenses due to an increase in headcount, including the hiring of our field force, and $39.5 million in professional fees relating to pre-commercial planning activities in preparation for the launch of ARIKAYCE, including non-branded disease awareness, patient support planning, field operations and other consulting fees.
Amortization of Intangible Assets
Amortization of intangible assets for the year ended December 31, 2018 was $1.2 million and is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestone paid to PARI for the FDA approval of ARIKAYCE.
Interest Expense
Interest expense was $25.5 million for the year ended December 31, 2018 as compared to $5.9 million for 2017. The $19.5 million increase in interest expense in the year ended December 31, 2018 as compared to the prior year period relates to the issuance of $450.0 million aggregate principal amount of Convertible Notes in January 2018. The interest expense on the Convertible Notes is based on an effective interest rate of 7.6%.
Income tax provision (benefit)
The income tax provision (benefit) was $0.2 million and $(0.3) million for the years ended December 31, 2018 and 2017, respectively. The income tax provision for the year ended December 31, 2018 reflects the current income tax expense recorded as a result of taxable income in certain of our subsidiaries in Europe and Japan. The income tax (benefit) for the year ended December 31, 2017 reflects the reversal of the valuation allowance related to alternative minimum tax (AMT) that we paid in 2009 and became refundable as a result of the Tax Act.
On December 22, 2017, the US government enacted comprehensive tax legislation, referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act significantly revised US tax law by, among other provisions, lowering the US federal statutory corporate tax rate from 35% to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. The Tax Act did not have a material impact on our financial statements because our deferred temporary differences are fully offset by a valuation allowance and we did not have any significant offshore earnings from which to record the mandatory transition tax.
Comparison of the Years Ended December 31, 2017 and 2016
Net Loss
Net loss for the year ended December 31, 2017 was $192.6 million, or $2.89 per share—basic and diluted, compared with a net loss of $176.3 million, or $2.85 per share—basic and diluted, for the year ended December 31, 2016. The $16.4 million increase in our net loss for the year ended December 31, 2017 as compared to the same period in 2016 was due to:

•
Decreased R&D expenses of $13.0 million primarily resulting from the $30.0 million upfront payment for the license agreement entered into with AstraZeneca for exclusive global rights to INS1007 in October 2016, offset in part by, an increase in expenses related to the WILLOW study and higher compensation and related expenses due to an increase in headcount; and

•
Increased SG&A expenses of $28.5 million resulting from an increase in pre-commercial planning activities, including external consulting expenses, and higher compensation and related expenses due to an increase in headcount.

In addition, there was a $2.4 million increase in interest expense resulting from the increase in our debt in the second half of 2016.
R&D Expenses
R&D expenses for the years ended December 31, 2017 and 2016 were comprised of the following (in thousands):

	Years Ended December 31,		Increase (decrease)
	2017	2016	$	%
External Expenses
Clinical development and research	$40,511	$35,890	$4,621	12.9%
INS1007 license payment	—	30,000	(30,000)	(100.0)%
Manufacturing	19,808	17,313	2,495	14.4%
Regulatory, quality assurance, and medical affairs	7,308	4,064	3,244	79.8%
Subtotal—external expenses	$67,627	$87,267	$(19,640)	(22.5)%
Internal Expenses
Compensation and benefit related expenses	$27,689	$22,321	$5,368	24.0%
Stock-based compensation	6,491	6,192	299	4.8%
Other internal operating expenses	7,942	6,941	1,001	14.4%
Subtotal—internal expenses	$42,122	$35,454	$6,668	18.8%
Total	$109,749	$122,721	$(12,972)	(10.6)%
R&D expenses decreased to $109.7 million during the year ended December 31, 2017 from $122.7 million in the same period in 2016. The $13.0 million decrease was due to a $30.0 million upfront payment under the AZ License Agreement related to INS1007 in October 2016 and a $3.7 million decrease in expenses relating to INS1009. These decreases were partially offset by a $10.2 million increase in raw materials purchases and expenses related to the WILLOW trial for INS1007 and a $5.4 million increase in compensation and related expenses due to an increase in headcount. There was also an increase of $3.2 million due to increased regulatory, quality assurance and medical affairs consulting expenses and medical grants.
SG&A Expenses
SG&A expenses for the year ended December 31, 2017 and 2016 were comprised of the following (in thousands):

	Years Ended December 31,		Increase (decrease)
	2017	2016	$	%
Compensation and benefit related expenses	$23,218	$15,550	$7,668	49.3%
Stock-based compensation	11,582	11,841	(259)	(2.2)%
Professional fees and other external expenses	30,700	17,763	12,937	72.8%
Facility related and other internal expenses	13,671	5,525	8,146	147.4%
Total SG&A expenses	$79,171	$50,679	$28,492	56.2%
SG&A expenses increased to $79.2 million during the year ended December 31, 2017 from $50.7 million in the same period in 2016. The $28.5 million increase was due to an increase of $12.9 million in consulting fees relating to pre-commercial planning activities, primarily resulting from a one-time payment in October 2017 related to the buy-down of future royalties payable to PARI on the global net sales of ARIKAYCE, an increase of $7.7 million due to higher compensation costs related to an increase in headcount, and an increase of $8.1 million due to higher facility related expenses.
Interest Expense
Interest expense was $5.9 million during the year ended December 31, 2017 as compared to $3.5 million in the same period in 2016. The $2.4 million increase in interest expense in 2017 relates primarily to an increase in our borrowings from Hercules Capital (Hercules) in September and October of 2016. We entered into an Amended and Restated Loan Agreement (A&R Loan Agreement) with Hercules which increased our borrowing capacity by an additional $30.0 million to an aggregate total of $55.0 million. The increase in borrowings under the A&R Loan Agreement was used to fund the upfront payment owed under the AZ License Agreement for the exclusive global rights to INS1007.

Income tax (benefit) provision
The income tax (benefit) provision was $(0.3) million and $0.1 million for the years ended December 31, 2017 and 2016, respectively. The income tax (benefit) for the year ended December 31, 2017 reflects the reversal of the valuation allowance related to AMT that we paid in 2009. As a result of the Tax Act, we recorded a noncurrent receivable to reflect the tax amount due to us in future periods relating to a refund due for the prior AMT paid. In addition, the income tax (benefit) provision for the years ended December 31, 2017 and 2016 reflects current income tax expense recorded as a result of taxable income in certain of our subsidiaries in Europe.
LIQUIDITY AND CAPITAL RESOURCES
Overview
There is considerable time and cost associated with developing potential pharmaceutical products to the point of regulatory approval and commercialization. We commenced commercial shipments of ARIKAYCE in October 2018, and to date, have not generated significant revenue from sales of ARIKAYCE. In recent years, we have funded our operations through public offerings of equity securities and debt financings.

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

We expect to continue to incur operating losses both in our US and certain international entities, as we plan to fund research and development activities and commercial launch activities for ARIKAYCE. We may need to raise additional capital to fund our operations, including the continued commercialization of ARIKAYCE, future clinical trials related to ARIKAYCE, development of INS1007 and INS1009, and the potential development, acquisition, in-license or co-promotion of other products or product candidates that address orphan or rare diseases. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. We may opportunistically raise additional capital through equity or debt financing(s), strategic transactions or otherwise. We expect such additional funding, if any, would be used to continue to commercialize ARIKAYCE, to conduct further trials of ARIKAYCE, to develop our product candidates, or to pursue the license or purchase of other technologies or products or product candidates. In 2019, we plan to continue to support the commercial launch of ARIKAYCE in the US, to fund further clinical development of ARIKAYCE and INS1007, and support efforts to obtain regulatory approvals for ARIKAYCE outside the US. Our cash requirements in 2019 will be impacted by a number of factors, the most significant of which are expenses related to the commercialization efforts for ARIKAYCE, and to a lesser extent, expenses related to INS1007 and future ARIKAYCE clinical trials.
Cash Flows
As of December 31, 2018, we had cash and cash equivalents of $495.1 million, as compared with $381.2 million as of December 31, 2017. The $113.9 million increase was due primarily to the net cash proceeds from our issuance of Convertible Notes in January 2018, partially offset by cash used in operating activities and, to a lesser extent, cash used in investing activities. Our working capital was $439.2 million as of December 31, 2018 as compared with $344.8 million as of December 31, 2017.
Net cash used in operating activities was $258.0 million and $159.6 million for the years ended December 31, 2018 and 2017, respectively. The net cash used in operating activities during the years ended December 31, 2018 and 2017 was primarily for the pre-commercialization efforts and clinical activities related to ARIKAYCE, as well as general and administrative expenses. In addition, net cash used in operating activities during the year ended December 31, 2018 and 2017 included commercialization efforts and clinical trial expenses related to INS1007.
Net cash used in investing activities was $14.8 million and $3.0 million for the years ended December 31, 2018 and 2017, respectively. The net cash used in investing activities during 2018 was primarily related to the investment in our long-term production capacity build-out at Patheon. The net cash used in investing activities during 2017 was primarily related to the investment in our long-term production capacity build-out at Patheon and for the build out of our lab facility in Bridgewater,

New Jersey. We expect our net cash used in investing activities will increase in 2019 as compared to 2018 as a result of our continuing investment in the build-out of Patheon and our new headquarters facility.
Net cash provided by financing activities was $386.7 million and $381.1 million for the years ended December 31, 2018 and 2017, respectively. Net cash provided by financing activities for the year ended December 31, 2018 included net cash proceeds of $435.8 million from our issuance of Convertible Notes in January 2018 and cash proceeds from stock option exercises, partially offset by the February 2018 repayment of our outstanding debt to Hercules in the amount of $55.0 million. Net cash provided by financing activities during 2017 included net cash proceeds of $377.7 million from our issuance of 14.1 million shares of common stock in September 2017 and cash proceeds received from stock option exercises.
Contractual Obligations
In January 2018, we completed an underwritten public offering of $450.0 million aggregate principal amount of Convertible Notes pursuant to an indenture between the Company and Wells Fargo Bank, National Association, as trustee. Our net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were approximately $435.8 million. The Convertible Notes bear interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The Convertible Notes mature on January 15, 2025, unless earlier converted, redeemed, or repurchased. The Convertible Notes are convertible into common stock of the Company under certain circumstances described in the indenture. For more information, see Note 7 - Debt in our notes to the consolidated financial statements.
We have an operating lease for office and laboratory space located in Bridgewater, NJ, our corporate headquarters, for which the initial lease term expires in November 2019. Future minimum rental payments under this lease total approximately $1.0 million. In July 2016, we signed an operating lease for additional laboratory space located in Bridgewater, NJ, for which the initial lease term expires in September 2021, and in October 2018, the Company expanded this lease. Future minimum rental payments under this, and the initial lease, are $3.3 million.
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
In February 2014, we entered into a contract manufacturing agreement with Therapure for the manufacture of ARIKAYCE, on a non-exclusive basis, at a 200 kg scale. Pursuant to the agreement, we collaborated with Therapure to construct a production area for the manufacture of ARIKAYCE in Therapure's existing manufacturing facility in Canada. The agreement has an initial term of five years from the first date on which Therapure delivers ARIKAYCE to us after we obtain permits related to the manufacture of ARIKAYCE, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years' prior written notice to the other party. Under the agreement, we are obligated to pay certain minimum amounts for the batches of ARIKAYCE produced each calendar year.
In September 2015, we entered into a Commercial Fill/Finish Services Agreement (the Fill/Finish Agreement) with Althea, for Althea to produce, on a non-exclusive basis, ARIKAYCE in finished dosage form at a 50 kg scale. Under the Fill/Finish Agreement, we are obligated to pay a minimum of $2.7 million for the batches of ARIKAYCE produced each calendar year during the term of the Fill/Finish Agreement. The Fill/Finish Agreement became effective as of January 1, 2015, and following an extension in 2018, the agreement remains in effect through December 31, 2021. The Fill/Finish Agreement may be extended for additional two-year periods upon mutual written agreement of the Company and Althea at least one year prior to the expiration of its then-current term.
We currently have a licensing agreement with PARI for the use of the optimized Lamira Nebulizer System for delivery of ARIKAYCE in treating patients with NTM lung infections, CF and bronchiectasis. Under the licensing agreement, we have rights under several US and foreign issued patents, and patent applications involving improvements to the optimized Lamira Nebulizer System, to exploit such system with ARIKAYCE for the treatment of such indications, but we cannot manufacture such nebulizers except as permitted under our Commercialization Agreement with PARI. Under the licensing agreement, we paid PARI an upfront license fee and milestone payments. Upon FDA acceptance of our New Drug Application and the subsequent FDA approval of ARIKAYCE, we paid PARI additional milestone payments of €1.0 million and €1.5 million, respectively. In addition, PARI is entitled to receive a future milestone payment of €0.5 million in cash based on achievement of first receipt of marketing approval in a major EU country for ARIKAYCE and the device. In October 2017, we exercised an option to buy-down the royalties payable to PARI, which was included within selling, general and administrative expenses in the fourth quarter of 2017. PARI is now entitled to receive royalty payments in the mid-single digits on the annual global net sales of ARIKAYCE, pursuant to the licensing agreement, subject to certain specified annual minimum royalties.
In July 2014, we entered into a Commercialization Agreement with PARI for the manufacture and supply of the Lamira Nebulizer Systems and related accessories (the Device) as optimized for use with ARIKAYCE. Under the Commercialization Agreement, PARI manufactures the Device except in the case of certain defined supply failures, when the Company will have the right to make the Device and have it made by third parties (but not certain third parties deemed under the Commercialization Agreement to compete with PARI). The Commercialization Agreement has an initial term of 15 years that began in October 2018 (the Initial Term). The term of the Commercialization Agreement may be extended by us for an additional five years by providing written notice to PARI at least one year prior to the expiration of the Initial Term.
In October 2017, we entered into certain agreements with Patheon related to the increase of our long-term production capacity for ARIKAYCE. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. Our manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon have given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The investment in our long-term production capacity build-out, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $60 million.
As of December 31, 2018, future payments under our long-term debt agreements, minimum future payments under non-cancellable leases and minimum future payment obligations are as follows:

		As of December 31, 2018 Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Debt obligations
Debt maturities	$450,000	$—	$—	$—	$450,000
Contractual interest	51,209	7,875	15,750	15,750	11,834
Capital leases	32,250	244	5,944	4,370	21,692
Operating leases	6,425	2,881	3,543	1	—
Purchase obligations	86,383	13,029	10,579	7,650	55,125
Total contractual obligations	$626,267	$24,029	$35,816	$27,771	$538,651
This table does not include: (a) any milestone payments which may become payable to third parties under our license and collaboration agreements as the timing and likelihood of such payments are not known; (b) the royalty payments specified below, as the amounts of such payments, timing and/or the likelihood of such payments are not known; (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above; and (d) any payments related to the agreements mentioned below.
We entered into a services agreement with Syneos Health (Syneos) pursuant to which we retained Syneos to perform implementation and management services in connection with the WILLOW study. We may terminate the services agreement or any work order for any reason and without cause with 30 days' written notice. Either party may terminate the agreement in the event of a material breach or bankruptcy petition by the other party or, if any approval from a regulatory authority is revoked, suspended or expires without renewal. We anticipate that aggregate costs relating to all work orders for the WILLOW study will be approximately $21 million over the period of the study.

In October 2016, we entered into the AZ License Agreement, pursuant to which AstraZeneca granted us exclusive global rights for the purpose of developing and commercializing AZD7986 (which we renamed INS1007). In consideration of the licenses and other rights granted by AstraZeneca, we made an upfront payment of $30.0 million, which was included as research and development expense in the fourth quarter of 2016. We are obligated to make a series of contingent milestone payments to AstraZeneca totaling up to an additional $85.0 million upon the achievement of clinical development and regulatory filing milestones. If we elect to develop INS1007 for a second indication, we will be obligated to make an additional series of contingent milestone payments totaling up to $42.5 million. We are not obligated to make any additional milestone payments for any additional indications. In addition, we have agreed to pay AstraZeneca tiered royalties ranging from a high single-digit to mid-teens on net sales of any approved product based on INS1007 and one additional payment of $35.0 million upon the first achievement of $1 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with us for commercialization of INS1007 in chronic obstructive pulmonary disease or asthma.
In December 2014, we entered into a services agreement with SynteractHCR, Inc. (Synteract) pursuant to which we retained Synteract to perform implementation and management services in connection with the CONVERT study. We anticipate that aggregate costs relating to all work orders for the CONVERT study will be approximately $48 million over the period of the study. In April 2015, we entered into a work order with Synteract to perform implementation and management services for the completed 312 study.
In 2004 and 2009, we entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby we received $1.7 million and $2.2 million for each respective agreement in research funding for the development of ARIKAYCE. If ARIKAYCE becomes an approved product for certain infections in CF patients or such infections in human pulmonary disease in the US, we will owe a payment to CFFT of up to $13.4 million that is payable over a three-year period after regulatory approval in the US. Furthermore, if certain global sales milestones are met within five years of the drug's commercialization, we would owe additional payments of $3.9 million. Because there is significant development and regulatory risk associated with ARIKAYCE, including with respect to the CF indication, we have not accrued these obligations.
Future Funding Requirements
We may need to raise additional capital to fund our operations, including the continued commercialization of ARIKAYCE, future clinical trials related to ARIKAYCE, development of INS1007 and INS1009, and the potential development, acquisition, in-license or co-promotion of other products or product candidates that address orphan or rare diseases. We expect that our future capital requirements may be substantial and will depend on many factors, including:

•	the timing and cost of our future clinical trials of ARIKAYCE for the treatment of patients with NTM lung infections;

•	the decisions of the EMA, MHLW and PMDA with respect to our applications for marketing approval of ARIKAYCE in Europe and Japan;

•	the costs of activities related to the regulatory approval process and the timing of approvals, if received;

•	the cost of supporting the sales and marketing efforts necessary to support the continued commercial efforts of ARIKAYCE;

•	the cost of filing, prosecuting, defending, and enforcing patent claims;

•	the timing and cost of our anticipated clinical trials, including INS1007 and the related milestone payments due to AstraZeneca;

•	the costs of our manufacturing-related activities;

•	the costs associated with commercializing ARIKAYCE outside the US, if approved; and

•	subject to receipt of marketing approval, the levels, timing and collection of revenue received from sales of approved products, if any, in the future.

We have raised $813.5 million in net proceeds from securities offerings since September 2017. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. However, our business strategy may require us to raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise.
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

CRITICAL ACCOUNTING POLICIES

Preparation of financial statements in accordance with generally accepted accounting principles in the US requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions. We continually evaluate these estimates and assumptions. The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts reported in our consolidated statements of comprehensive loss are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, research and development, stock-based compensation, inventory, identifiable intangible assets, and accrued expenses. The accounting policies discussed below are considered critical to an understanding of our consolidated financial statements because their application involves the most significant judgment. Actual results could differ materially from our estimates. For additional accounting policies, see Note 2 to our Consolidated Financial Statements—Summary of Significant Accounting Policies.
Revenue Recognition

In accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606), we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration we expect to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. At contract inception, we assess the goods or services promised within each contract and determine those that are distinct performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. For all contracts that fall into the scope of ASC 606, we have identified one performance obligation: the delivery of ARIKAYCE to our customers. We did not incur or capitalize any incremental costs associated with obtaining contracts with customers.

Product revenues consist primarily of sales of ARIKAYCE in the US. Product revenues are recognized once we perform all five steps mentioned above. In October 2018, we began shipping ARIKAYCE to our customers in the US, which include specialty pharmacies and specialty distributors. We recognize revenues for product received by our customers net of allowances for customer credits, including estimated rebates, chargebacks, prompt pay discounts, returns, service fees, and government rebates, such as Medicaid rebates and Medicare Part D coverage gap reimbursements in the US.

Customer credits: Our customers are offered various forms of consideration, including service fees and prompt payment discounts. We anticipate that our customers will earn prompt payment discounts and, therefore, deduct the full amount of these discounts from total gross product revenues when revenues are recognized. Service fees are also deducted from total gross product revenues as they are earned.

Rebates: We contract with Medicaid, other government agencies and various private organizations, or collectively, third-party payors, so that ARIKAYCE will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. We estimate the rebates we will provide to third-party payors and deduct these estimated amounts from total gross product revenues at the time the revenues are recognized.

Chargebacks: Chargebacks are discounts that occur when certain contracted customers, currently public health service institutions and federal government entities purchasing via the Federal Supply Schedule, purchase directly from our specialty distributor. Contracted customers generally purchase the product at a discounted price and the specialty distributor, in turn, charges back to us the difference between the price they initially paid and the discounted price paid by the contracted customers. We estimate the chargebacks provided to the specialty distributor and deduct these estimated amounts from gross product revenues at the time revenues are recognized.
Co-payment assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by a third-party administrator.
If any, or all, of our actual experience vary from the estimates above, we may need to adjust prior period accruals, affecting revenue in the period of adjustment.
In addition, upon US FDA approval of ARIKAYCE, we began recognizing revenue from sales under an ATU program in France. Pursuant to this program, we ship product to pharmacies after receiving requests from physicians for patients in France. We are initiating expanded access programs (EAPs) in Europe and other countries, some of which may be fully reimbursed. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations.
Research and Development
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
Since 2011, we have focused our development activities principally on our proprietary, advanced technologies designed specifically for inhaled therapies. Our development efforts in 2018 and 2017 principally related to the development of ARIKAYCE in NTM lung disease.
Stock-Based Compensation
We recognize stock-based compensation expense for awards of equity instruments to employees and directors based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award, and if applicable, is adjusted for expected forfeitures. We also grant performance-based stock options to employees. The grant-date fair value of the performance-based stock options is recognized as compensation expense over the implicit service period using the accelerated attribution method once it is probable that the performance condition will be achieved. Stock-based compensation expense is included in both R&D expenses and SG&A expenses in the consolidated statements of comprehensive loss.
The following table summarizes the assumptions used in determining the fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Volatility	66% - 68%	71% - 79%	74% - 77%
Risk-free interest rate	2.25% - 2.96%	1.73% - 2.13%	1.00% - 1.90%
Dividend yield	0.0%	0.0%	0.0%
Expected option term (in years)	5.09	6.25	6.25
For the years ended December 31, 2018, 2017 and 2016, the volatility factor was based on our historical volatility during the expected term or since the closing of our merger with Transave, Inc. in December 2010. The risk-free interest rate is based on the US Treasury yield in effect at the date of grant. Estimated forfeitures were based on the actual percentage of option forfeitures since the closing of the Company’s merger with Transave, Inc. in December 2010 for the year ended December 31, 2016. Beginning with the year ended December 31, 2017, estimated forfeitures were based on the actual percentage of option forfeitures over the expected option term.
Accrued Expenses
We are required to estimate accrued expenses as part of our process of preparing financial statements. This process involves estimating the level of service performed on our behalf and the associated cost incurred in instances where we have not been invoiced or otherwise notified of actual costs. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, clinical trials and manufacturing of clinical materials. We accrue for expenses associated with these external services by determining the total cost of a given study based on the terms of the related contract as the services are being provided by monitoring the status of the trials and the invoices received from our external service providers. In the case of clinical trials, the estimated cost normally relates to the projected costs of having subjects enrolled in our trials, which we recognize over the estimated term of the trial according to the number of subjects enrolled in the trial on an ongoing basis, beginning with subject enrollment. As actual costs become known to us, we adjust our accruals. To date, the number of clinical trials and related research service agreements has been relatively limited and our estimates have not differed significantly from the actual costs incurred.
New Accounting Pronouncements—Adopted

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. Among the updates, the standard requires debt extinguishment costs to be classified as cash outflows for financing activities. This standard update became effective as of the first quarter of 2018. As a result of the adoption of the standard, in the first quarter of 2018, the Company reported a $2.2 million loss on extinguishment of debt in the financing activities section of its consolidated statement of cash flows. The Company had no material debt extinguishment costs prior to the first quarter of 2018. The impact of adopting this standard was not material to the Company.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the then-existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. We adopted ASU 2014-09 in the first quarter of 2018 and the impact of adopting the standard was not material to our consolidated financial statements.
Recent Accounting Pronouncements—Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will use the new transition option and will be also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any expired or existing leases. We will also use the short-term lease exception for leases with a term of twelve months or less. Additionally, we expect to use the practical expedient that allows us to treat the lease and non-lease components of our leases as a single component. We have identified approximately ten leasing arrangements and estimate the impact on our consolidated balance sheet to be approximately $44.0 million to $49.0 million. There will be no adjustment recognized through retained earnings as a result of adoption. We will adopt ASU 2016-02 effective January 1, 2019, and we are continuing to evaluate the impact of adoption on our consolidated financial statements and our internal control over financial reporting.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at an amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years effective for fiscal years after beginning after December 15, 2019. Different aspects of the guidance require modified retrospective or prospective adoption. We are currently evaluating the impact of adoption on our consolidated financial statements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2018, our cash and cash equivalents were in cash accounts or were invested in US treasury bills and money market funds. Our investments in US treasury bills and money market funds are not insured by the federal government.
As of December 31, 2018, we had $450.0 million of Convertible Notes outstanding which bear interest at a coupon rate of 1.75%. If a 10% change in interest rates had occurred on December 31, 2018, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the years ended December 31, 2018, 2017 and 2016, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in our Financial Statements and Supplementary Data set forth in Item 15 of Part IV of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the periodic reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2018, we implemented processes and internal controls to record product revenue, cost of product revenues, and inventory as a result of the FDA approval and the US commercial launch of ARIKAYCE. The implementation of these processes resulted in material changes to our internal controls over financial reporting. There were no other changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report on Internal Control over Financial Reporting

Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on our internal control over financial reporting. The report of Ernst & Young LLP is contained in Item 15 of Part IV of this Annual Report on Form 10-K.
ITEM 9B.    OTHER INFORMATION
None

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Election of Class I Directors, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in our definitive proxy statement for our 2019 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Compensation Discussion and Analysis, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation and Director Compensation in our definitive proxy statement for our 2019 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Compensation Discussion and Analysis, Security Ownership of Certain Beneficial Owners, Directors and Management in our definitive proxy statement for our 2019 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Election of Class I Directors and Certain Relationships and Related Transactions in our definitive proxy statement for our 2019 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference from the discussion responsive thereto under the caption Corporate Governance and Ratification of the Appointment of Independent Registered Public Accounting Firm in our definitive proxy statement for our 2019 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.
1.     FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page 76:
(i)Reports of Independent Registered Public Accounting Firm
(ii)Consolidated Balance Sheets as of December 31, 2018 and 2017
(iii)Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2018, 2017 and 2016
(iv)Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2018, 2017 and 2016
(v)Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
(vi)Notes to Consolidated Financial Statements
2.    FINANCIAL STATEMENT SCHEDULES.
None required.
3.    EXHIBITS.
The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

EXHIBIT INDEX

3.1
Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated's Annual Report on Form 10-K filed on March 18, 2013 (SEC file no. 000-30739)).

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

4.4	Form of 1.75% Convertible Senior Note due 2025 (included in Exhibit 4.3).

10.1**	Insmed Incorporated Amended and Restated 2000 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to Insmed Incorporated's Form 10-Q filed on May 8, 2013 (SEC file no. 000-30739)).

10.2**	Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 99.1 to Insmed Incorporated's Registration Statement on Form S-8 filed on May 24, 2013 (SEC file no. 333-188852)).

10.3**	Insmed Incorporated 2015 Incentive Plan (incorporated by reference from Exhibit 99.1 to Insmed Incorporated's Registration Statement on Form S-8 filed on May 28, 2015).

10.4**	Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Form 10-Q filed August 3, 2017).

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

10.12**
Form of Non-Qualified Stock Option Agreement pursuant to the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.5 to Insmed Incorporated’s Form 10-Q filed August 3, 2017).

10.13**
Form of Non-Qualified Stock Option Inducement Award Agreement pursuant to the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.6 to Insmed Incorporated’s Form 10-Q filed August 3, 2017).

10.14**
Employment Agreement, effective as of September 10, 2012, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on September 11, 2012).

10.15*
License agreement, dated April 25, 2008, between Transave, Inc. and PARI Pharma GmbH, and Amendments No. 1-4 thereto (incorporated by reference from Exhibit 10.22 to Insmed Incorporated's Annual Report on Form 10-K filed on March 18, 2013).

10.15.1*
Amendment No. 5 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of October 5, 2015 (incorporated by reference from Exhibit 10.14.1 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.15.2*
Amendment No. 6 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of October 9, 2015 (incorporated by reference from Exhibit 10.14.2 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.15.3*
Amendment No. 7 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 21, 2017 (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Form 10-Q filed on November 2, 2017).

10.15.4*	Amendment No. 8 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of December 19, 2018 (filed herewith).

10.16**
Employment Agreement, effective as of July 29, 2013, between Insmed Incorporated and Christine Pellizzari (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed on November 5, 2013 (SEC file no. 000-30739)).

10.17**	Insmed Incorporated Senior Executive Bonus Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Form 10-Q filed on November 5, 2013).

10.18
Lease, dated December 31, 2013, between Denver Road, LLC and Insmed Incorporated (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on January 3, 2014 (SEC file no. 000-30739)).

10.18.1
First Amendment to Lease, dated April 29, 2014, between Denver Road, LLC and Insmed Incorporated (incorporated by reference from Exhibit 10.17.1 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.18.2
Second Amendment to Lease, dated November 20, 2015, between Denver Road, LLC and Insmed Incorporated (incorporated by reference from Exhibit 10.17.2 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.19
Form of Indemnification Agreement entered into with each of the Company's directors and officers (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on January 16, 2014 (SEC file no. 000-30739)).

10.20*
Contract Manufacturing Agreement, dated February 7, 2014, between Insmed Incorporated and Therapure Biopharma Inc. (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed on May 8, 2014).

10.21*
Amending Agreement, dated March 13, 2014, between Insmed Incorporated and Therapure Biopharma Inc. (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Form 10-Q filed on May 8, 2014).

10.22*
Commercialization Agreement dated July 8, 2014 between Insmed Incorporated and PARI Pharma GmbH (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed on November 6, 2014).

10.22.1*
Amendment No. 1 to Commercialization Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 21, 2017 (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Form 10-Q filed on November 2, 2017).

10.25*
Master Agreement for Services, dated as of August 27, 2014, by and between Insmed Incorporated and SynteractHCR, Inc. (incorporated by reference from Exhibit 10.29 to Insmed Incorporated's Form 10-K filed on February 27, 2015).

10.26*
Work Order 1, dated as of December 30, 2014, by and between Insmed Incorporated and SynteractHCR, Inc. (incorporated by reference from Exhibit 10.30 to Insmed Incorporated's Form 10-K filed on February 27, 2015).

10.27*
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

10.29*
Commercial Fill/Finish Services Agreement between Insmed Incorporated and Ajinomoto Althea, Inc., dated as of September 15, 2015 (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed November 6, 2015).

10.29.1
Extension of Commercial Fill/Finish Services Agreement between Insmed Incorporated and Ajinomoto Althea, Inc., dated as of November 30, 2016 (incorporated by reference from Exhibit 10.30 to Insmed Incorporated’s Form 10-K filed February 23, 2017).

10.29.2	Extension of Commercial Fill/Finish Services Agreement between Insmed Incorporated and Ajinomoto Althea, Inc., dated as of December 18, 2018 (filed herewith).

10.30
Lease Agreement, effective as of July 1, 2016, by and between Insmed Incorporated and CIP II/AR Bridgewater Holdings, LLC (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed August 4, 2016).

10.31**
Employment Agreement, effective as of September 27, 2016, between Insmed Incorporated and Roger Adsett (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Form 10-Q filed November 3, 2016).

10.32*	License Agreement, dated October 4, 2016, between Insmed Incorporated and AstraZeneca AB (incorporated by reference from Exhibit 10.29 to Insmed Incorporated’s Form 10-K filed February 23, 2017).

10.33
Amendment to Employment Agreement, effective as of September 26, 2016, between Insmed Incorporated and Christine Pellizzari (incorporated by reference from Exhibit 10.31 to Insmed Incorporated’s Form 10-K filed February 23, 2017).

10.34
Amendment to Employment Agreement, effective as of September 26, 2016, between Insmed Incorporated and S. Nicole Schaeffer (incorporated by reference from Exhibit 10.32 to Insmed Incorporated’s Form 10-K filed February 23, 2017).

10.35	Employment Agreement, effective as of June 1, 2017, between Insmed Incorporated and Paolo Tombesi (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Form 10-Q filed August 3, 2017).

10.36
Employment Agreement, effective as of June 1, 2017, between Insmed Incorporated and Paul D. Streck (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Form 10-Q filed August 3, 2017).

10.37*
Manufacturing and Supply Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (incorporated by reference from Exhibit 10.39 to Insmed Incorporated's Form 10-K filed February 23, 2018).

10.38*
Technology Transfer Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (incorporated by reference from Exhibit 10.39 to Insmed Incorporated's Form 10-K filed February 23, 2018).

10.39
Lease Agreement, dated September 11, 2018, by and between Insmed Incorporated and Exeter 700 Route 202/206, LLC (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on September 17, 2018).

21.1	Subsidiaries of Insmed Incorporated (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1
Certification of William H. Lewis, Chairman and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (filed herewith).

31.2
Certification of Paolo Tombesi, Chief Financial Officer (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (filed herewith).

32.1
Certification of William H. Lewis, Chairman and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003 (filed herewith).

32.2
Certification of Paolo Tombesi, Chief Financial Officer (Principal Financial and Accounting Officer) of Insmed Incorporated, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003 (filed herewith).

*
Confidential treatment has been granted for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2019.

INSMED INCORPORATED a Virginia corporation (Registrant)
By:	/s/ WILLIAM H. LEWIS
William H. Lewis Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2019.

Signature	Title

/s/ WILLIAM H. LEWIS	Chairman and Chief Executive Officer (Principal Executive Officer)
William H. Lewis

/s/ PAOLO TOMBESI	Chief Financial Officer (Principal Financial and Accounting Officer)
Paolo Tombesi

/s/ DONALD HAYDEN, JR.	Director
Donald Hayden, Jr.

/s/ ALFRED F. ALTOMARI	Director
Alfred F. Altomari

/s/ DAVID R. BRENNAN	Director
David R. Brennan

/s/ STEINAR J. ENGELSEN, M.D.	Director
Steinar J. Engelsen, M.D.

/s/ DAVID W.J. MCGIRR	Director
David W.J. McGirr

/s/ ELIZABETH MCKEE ANDERSON	Director
Elizabeth McKee Anderson

/s/ MELVIN SHAROKY, M.D.	Director
Melvin Sharoky, M.D.

/s/ LEO LEE	Director
Leo Lee

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Insmed Incorporated (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2019 expressed an unqualified opinion thereon.
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
February 22, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated

Opinion on Internal Control over Financial Reporting

We have audited Insmed Incorporated’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Insmed Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018 of the Company and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey
February 22, 2019

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$495,072	$381,165
Accounts receivable	5,515	—
Inventory	7,032	—
Prepaid expenses and other current assets	11,327	8,279
Total current assets	518,946	389,444

Intangibles, net	58,675	58,200
Fixed assets, net	22,636	12,432
Other assets	4,299	1,971
Total assets	$604,556	$462,047

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$17,741	$14,671
Accrued expenses	38,254	17,142
Accrued compensation	22,208	12,197
Other current liabilities	1,529	646
Total current liabilities	79,732	44,656

Debt, long-term	316,558	55,567
Other long-term liabilities	—	765
Total liabilities	396,290	100,988

Shareholders' equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 77,307,521 and 76,610,508 issued and outstanding shares at December 31, 2018 and December 31, 2017, respectively	773	766
Additional paid-in capital	1,489,664	1,318,181
Accumulated deficit	(1,282,162)	(957,885)
Accumulated other comprehensive loss	(9)	(3)
Total shareholders' equity	208,266	361,059
Total liabilities and shareholders' equity	$604,556	$462,047

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss
(in thousands, except per share data)

	2018	2017	2016
Revenues:
Product, net	$9,835	$—	$—
Total revenues	9,835	—	—

Costs and expenses:
Cost of product revenues (excluding amortization of intangible assets)	2,423	—	—
Research and development	145,283	109,749	122,721
Selling, general and administrative	168,218	79,171	50,679
Amortization of intangible assets	1,249	—	—
Total costs and expenses	317,173	188,920	173,400

Operating loss	(307,338)	(188,920)	(173,400)

Investment income	10,341	1,624	604
Interest expense	(25,472)	(5,925)	(3,498)
Loss on extinguishment of debt	(2,209)	—	—
Other income, net	602	300	119
Loss before income taxes	(324,076)	(192,921)	(176,175)

Provision (benefit) for income taxes	201	(272)	98

Net loss	$(324,277)	$(192,649)	$(176,273)

Basic and diluted net loss per share	$(4.22)	$(2.89)	$(2.85)

Weighted average basic and diluted common shares outstanding	76,889	66,576	61,892

Net loss	$(324,277)	$(192,649)	$(176,273)

Other comprehensive income (loss):
Foreign currency translation (losses) gains	(6)	62	(65)
Total comprehensive loss	$(324,283)	$(192,587)	$(176,338)

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at January 1, 2016	61,814	$618	$900,043	$(588,963)	$—	$311,698
Comprehensive loss:
Net loss				(176,273)		(176,273)
Other comprehensive loss					(65)	(65)
Exercise of stock options	162	2	1,082			1,084
Issuance of common stock for vesting of RSUs	44					—
Stock compensation expense			18,039			18,039
Balance at December 31, 2016	62,020	$620	$919,164	$(765,236)	$(65)	$154,483
Comprehensive loss:
Net loss				(192,649)		(192,649)
Other comprehensive loss					62	62
Exercise of stock options	379	4	3,429			3,433
Net proceeds from issuance of common stock	14,123	141	377,515			377,656
Issuance of common stock for vesting of RSUs	89	1				1
Stock compensation expense			18,073			18,073
Balance at December 31, 2017	76,611	$766	$1,318,181	$(957,885)	$(3)	$361,059
Comprehensive loss:
Net loss				(324,277)		(324,277)
Other comprehensive loss					(6)	(6)
Exercise of stock options and ESPP shares	645	6	8,809			8,815
Equity component of convertible debt issuance			136,434			136,434
Issuance of common stock for vesting of RSUs	52	1				1
Stock compensation expense			26,240			26,240
Balance at December 31, 2018	77,308	$773	$1,489,664	$(1,282,162)	$(9)	$208,266

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(324,277)	$(192,649)	$(176,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,577	2,901	2,438
Amortization of intangible assets	1,249	—	—
Stock-based compensation expense	26,240	18,073	18,039
Loss on extinguishment of debt	2,209	—	—
Amortization of debt issuance costs	1,350	118	281
Accretion of debt discount	15,889	—
Accretion of back-end fee on debt	50	658	171
Changes in operating assets and liabilities:
Accounts receivable	(5,515)	—	—
Inventory	(7,032)	—	—
Prepaid expenses and other assets	(5,514)	(2,783)	191
Accounts payable	3,870	3,604	2,767
Accrued expenses and other	19,916	5,201	3,043
Accrued compensation	10,011	5,260	2,635
Net cash used in operating activities	(257,977)	(159,617)	(146,708)
Investing activities
Purchase of fixed assets	(13,090)	(3,001)	(4,200)
PARI milestone upon FDA approval	(1,724)	—	—
Net cash used in investing activities	(14,814)	(3,001)	(4,200)
Financing activities
Proceeds from issuance of 1.75% convertible senior notes due 2025	450,000	—	—
Payment on extinguishment of debt	(2,835)	—	—
Payment of debt	(55,000)	—	—
Proceeds from issuance of debt	—	—	30,000
Proceeds from issuance of common stock, net	—	377,656	—
Proceeds from exercise of stock options and ESPP	8,815	3,433	1,084
Payment of debt issuance costs	(14,237)	—	(411)
Net cash provided by financing activities	386,743	381,089	30,673
Effect of exchange rates on cash and cash equivalents	(45)	103	(50)
Net increase (decrease) in cash and cash equivalents	113,907	218,574	(120,285)
Cash and cash equivalents at beginning of period	381,165	162,591	282,876
Cash and cash equivalents at end of period	$495,072	$381,165	$162,591
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,289	$5,165	$3,608
Cash paid for taxes, net	$154	$166	$85

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Description of Business and Basis of Presentation
Description of Business—Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE (amikacin liposome inhalation suspension), received accelerated approval in the United States (US) on September 28, 2018 for the treatment of refractory Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options. MAC lung disease is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's clinical-stage pipeline includes INS1007 and INS1009. INS1007 is a novel oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1) with therapeutic potential in non-cystic fibrosis (non-CF) bronchiectasis and other inflammatory diseases. INS1009 is an inhaled formulation of a treprostinil prodrug that may offer a differentiated product profile for rare pulmonary disorders, including pulmonary arterial hypertension (PAH).
The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Bridgewater, New Jersey. The Company has legal entities in the US, Ireland, Germany, France, the United Kingdom (UK), the Netherlands, Bermuda and Japan.
The Company had $495.1 million in cash and cash equivalents as of December 31, 2018 and reported a net loss of $324.3 million for the year ended December 31, 2018. Historically, the Company has funded its operations through public offerings of equity securities and debt financings. To date, the Company has not generated significant revenue from ARIKAYCE. The Company commenced commercial shipments in October 2018. The Company expects to continue to incur operating losses while funding commercial launch efforts for ARIKAYCE, research and development (R&D) activities, regulatory submissions outside the US, and selling, general and administrative (SG&A) expenses. The Company expects its future cash requirements to be substantial, and it may need to raise additional capital to fund operations, including the commercialization of ARIKAYCE and additional clinical trials related to ARIKAYCE, to develop INS1007 and INS1009 and to develop, acquire, in-license or co-promote other products that address orphan or rare diseases.

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
Basis of Presentation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Insmed Limited, Celtrix Pharmaceuticals, Inc., Insmed Holdings Limited, Insmed Ireland Limited, Insmed France SAS, Insmed Germany GmbH, Insmed Netherlands B.V., Insmed Bermuda Limited and Insmed Godo Kaisha. All intercompany transactions and balances have been eliminated in consolidation and certain prior year amounts have been restated to conform to the current year presentation. In the prior year, accrued compensation was presented within the accrued expense line in the consolidated balance sheet. In the current year, accrued compensation is presented as a discrete line on the face of the consolidated balance sheet.
2.        Summary of Significant Accounting Policies
Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions. The amounts of assets and liabilities reported in the Company's balance sheets and the amounts of revenues and expenses reported for each period presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue allowances, stock-based compensation, income taxes, loss contingencies, and accounting for research and development costs. Actual results could differ from those estimates.
Investment Income and Interest Expense—Investment income consists of interest income earned on the Company's cash and cash equivalents. Interest expense consists primarily of interest costs related to the Company's debt.
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
Identifiable Intangible Assets—Identifiable intangible assets are measured at their respective fair values and began amortizing over their estimated useful lives upon commercialization. The fair values assigned to the Company's intangible assets are based on reasonable estimates and assumptions given available facts and circumstances. Unanticipated events or circumstances may occur that may require the Company to review the assets for impairment. Events or circumstances that may require an impairment assessment include negative clinical trial results, the non-approval of a new drug application by a regulatory agency, material delays in the Company's development program or a sustained decline in market capitalization. The Company performs its annual impairment test as of October 1 of each year.
The Company performed a qualitative assessment to evaluate whether there was an impairment of the assets. This assessment did not identify any indicators of impairment of the intangible assets as of that date.
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
The Company's only financial assets and liabilities which were measured at fair value as of December 31, 2018 and December 31, 2017 were Level 1 assets comprised of cash and cash equivalents. The Company's cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)

	As of December 31, 2018
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$495.1	$495.1	$—	$—

	As of December 31, 2017
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$381.2	$381.2	$—	$—
     The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during 2018 and 2017.

As of December 31, 2018 and 2017, the Company held no securities that were in an unrealized loss or gain position.
The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) how long the security has been in an unrealized loss position; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover.
The estimated fair value of the liability component of the 1.75% convertible senior notes due 2025 (the Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of December 31, 2018 was $313.0 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the Convertible Notes. The $316.6 million carrying value of the Convertible Notes as of December 31, 2018 excludes the $125.0 million of the unamortized portion of the debt discount.
Foreign Currency—The Company has operations in the US, Ireland, Germany, France, the UK, the Netherlands and Japan. The results of its non-US dollar based functional currency operations are translated to US dollars at the average exchange rates during the period. Assets and liabilities are translated at the exchange rate prevailing at the balance sheet date. Equity is translated at the prevailing exchange rate at the date of the equity transaction. Translation adjustments are included in shareholders' equity, as a component of other comprehensive loss.
The Company realizes foreign currency transaction gains (losses) in the normal course of business based on movements in the applicable exchange rates. These gains (losses) are included as a component of other income, net.
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the year ended December 31, 2018.

Percentage of Total Gross Product Revenue
Customer A	37%
Customer B	27%
Customer C	19%

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)

The Company did not have product revenue prior to US FDA approval of ARIKAYCE in 2018. The Company relies on third-party manufacturers and suppliers for manufacturing and supply of its products. The inability of the suppliers or manufacturers to fulfill supply requirements of the Company could materially impact future operating results. A change in the relationship with the suppliers or manufacturer, or an adverse change in their business, could materially impact future operating results.
Revenue Recognition—In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. For all contracts that fall into the scope of ASC 606, the Company has identified one performance obligation: the sale of ARIKAYCE to its customers. The Company did not incur or capitalize any incremental costs associated with obtaining contracts with customers.

Product revenues consist primarily of sales of ARIKAYCE in the US. Product revenues are recognized once the Company performs and satisfies all five steps mentioned above. In October 2018, the Company began shipping ARIKAYCE to its customers in the US, which include specialty pharmacies and specialty distributors. The Company recognizes revenues for product received by its customers net of allowances for customer credits, including estimated rebates, chargebacks, prompt pay discounts, returns, service fees, and government rebates, such as Medicaid rebates and Medicare Part D coverage gap reimbursements in the US.

Customer credits: The Company’s customers are offered various forms of consideration, including service fees and prompt payment discounts. The Company anticipates that its customers will earn prompt payment discounts and, therefore, deducts the full amount of these discounts from total gross product revenues when revenues are recognized. Service fees are also deducted from total gross product revenues as they are earned.

Rebates: The Company contracts with Medicaid, other government agencies and various private organizations, or collectively, third-party payors, so that ARIKAYCE will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized.

Chargebacks: Chargebacks are discounts that occur when certain contracted customers, currently public health service institutions and federal government entities purchasing via the Federal Supply Schedule, purchase directly from the Company's specialty distributor. Contracted customers generally purchase the product at a discounted price and the specialty distributor, in turn, charges back to the Company the difference between the price initially paid by the specialty distributor and the discounted price paid by the contracted customers. The Company estimates the chargebacks it provides to the specialty distributor and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized.
Co-payment assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. The Company accrues a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by a third-party administrator.
If any, or all, of the Company’s actual experience vary from the estimates above, the Company may need to adjust prior period accruals, affecting revenue in the period of adjustment.
The following table provides a summary roll-forward of our sales allowances and related accruals for the year ended December 31, 2018 (in thousands), which have been deducted in arriving at net product revenue:

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)

	Customer fees, discounts and other	Rebates, chargebacks and co-pay assistance	Total
Balance as of January 1, 2018	$—	$—	$—
Allowances for current period sales	335	849	1,184
Payments and credits	(101)	(161)	(262)
Balance as of December 31, 2018	$234	$688	$922

In addition, upon US FDA approval of ARIKAYCE, the Company began recognizing revenue from sales to the French National Agency for Medicines and Health Products Safety (ANSM), which granted ARIKAYCE a Temporary Authorizations for Use (Autorisation Temporaire d'Utilisation or ATU). Pursuant to this program, the Company ships product to pharmacies after receiving requests from physicians for patients in France. The Company is initiating expanded access programs (EAPs) in Europe and other countries, some of which may be fully reimbursed. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations.
Inventory and cost of product revenues (excluding amortization of intangible assets)—Inventory is stated at the lower of cost and net realizable value with cost determined on a standard costing method. The Company capitalized inventory costs following regulatory approval of ARIKAYCE from the FDA on September 28, 2018. Inventory is sold on a first-in, first out basis. Manufacturing variances, such as material usage variance and yield variance, are capitalized in inventory until the respective units are sold, at which point the variances are recognized in cost of product revenues. The Company periodically reviews inventory for expiry and obsolescence and, if necessary, records a write-down accordingly. The Company also performs strict quality control throughout the manufacturing processes of products; however, certain batches or units of product may not meet quality specifications and result in a charge to cost of product revenues in the period incurred.
Prior to FDA approval of ARIKAYCE, the Company expensed all inventory related costs in the period incurred; therefore, inventory is not included in the December 31, 2017 consolidated balance sheet. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed.
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight-in, allocation of overhead costs, and inventory adjustment charges, in addition to royalty expenses due to PARI.
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
Stock-Based Compensation—The Company recognizes stock-based compensation expense for awards of equity instruments to employees and directors based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award, and if applicable, is adjusted for expected forfeitures. The Company also grants performance-based stock options to employees. The grant-date fair value of the performance-based stock options is recognized as compensation expense over the implicit service period using the accelerated attribution method once it is probable that the performance condition will

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)

be achieved. Stock-based compensation expense is included in both R&D and SG&A expenses in the consolidated statements of comprehensive loss.
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
The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood to be sustained upon ultimate settlement. As any adjustment to the Company’s uncertain tax positions would not result in a cash tax liability, it has not recorded any accrued interest or penalties related to its uncertain tax positions.
The Company's policy for interest and penalties related to income tax exposures is to recognize interest and penalties as a component of the income tax provision (benefit) in the consolidated statements of comprehensive loss.
Net Loss Per Share—Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and other dilutive securities outstanding during the period. Potentially dilutive securities from stock options and restricted stock units would be anti-dilutive as the Company incurred a net loss in all periods presented. Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options would be determined based on the treasury stock method.
The following table sets forth the reconciliation of the weighted average number of shares used to compute basic and diluted net loss per share for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net loss	$(324,277)	$(192,649)	$(176,273)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	76,889	66,576	61,892
Effect of dilutive securities:
Common stock options	—	—	—
Restricted stock and restricted stock units	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	76,889	66,576	61,892
Net loss per share:
Basic and diluted	$(4.22)	$(2.89)	$(2.85)

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of December 31, 2018, 2017 and 2016 as their effect would have been anti-dilutive (in thousands).

	2018	2017	2016
Stock options to purchase common stock	9,382	8,609	7,117
Unvested restricted stock units	228	47	89
Convertible debt securities	11,492	—	—

Segment Information—The Company currently operates in one business segment, which is the development and commercialization of therapies for patients with rare diseases. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company has one reportable segment.
New Accounting Pronouncements (Adopted)—In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. Among the updates, the standard requires debt extinguishment costs to be classified as cash outflows for financing activities. This standard update became effective as of the first quarter of 2018. As a result of the adoption of the standard, in the first quarter of 2018, the Company reported a $2.2 million loss on extinguishment of debt in the operating activities section of its consolidated statement of cash flows. The Company had no material debt extinguishment costs prior to the first quarter of 2018. The impact of adopting this standard was not material to the Company.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2014-09 in the first quarter of 2018. The adoption did not have a material impact on the Company's consolidated financial statements.
New Accounting Pronouncements (Not Yet Adopted)—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will use the new transition option and will be also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any expired or existing leases. The Company will also use the short-term lease exception for leases with a term of twelve months or less. Additionally, the Company expects to use the practical expedient that allows it to treat the lease and non-lease components of its leases as a single component. The Company has identified approximately ten leasing arrangements and estimates the impact on its consolidated balance sheet to be approximately $44 million to $49 million. There will be no adjustment recognized through retained earnings as a result of adoption. The Company will adopt ASU 2016-02 effective January 1, 2019, and is continuing to evaluate the impact of adoption on its consolidated financial statements and its internal control over financial reporting.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at an amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years effective for fiscal years after beginning after December 15, 2019. Different aspects of the guidance require modified

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)

retrospective or prospective adoption. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
3.        Inventory
As of December 31, 2018, the Company's inventory balance consists of the following (in thousands):

As of December 31,
2018
Raw materials	$2,145
Work-in-process	4,567
Finished goods	320
$7,032

Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. The Company began capitalizing inventory costs following FDA approval of ARIKAYCE on September 28, 2018. The Company has not recorded any inventory write downs since that time. The Company currently uses a limited number of third-party contract manufacturing organizations (CMOs) to produce its inventory.
4.        Accrued Expenses
Accrued expenses consist of the following:

	As of December 31,
	2018	2017
	(in thousands)
Accrued clinical trial expenses	$6,635	$7,837
Accrued professional fees	13,398	4,500
Accrued technical operation expenses	9,371	2,182
Accrued interest payable	3,631	423
Accrued sales allowances and related costs	818	—
Accrued construction costs	2,946	1,719
Other accrued expenses	1,455	481
	$38,254	$17,142

5.        Intangibles, net
As of December 31, 2018, the Company's identifiable intangible assets consisted of acquired ARIKAYCE R&D, formerly referred to as in-process research and development, and a milestone paid to PARI Pharma GmbH (PARI) for the license to use PARI's Lamira® Nebulizer System for the delivery of ARIKAYCE to patients. The Company's only identifiable intangible asset was in-process research and development (IPRD) related to ARIKAYCE as of December 31, 2017, which resulted from the initial amount recorded at the time of the Company's merger with Transave in 2010 and subsequent adjustments in the value. On September 28, 2018, as a result of the FDA approval of ARIKAYCE, the Company recorded a milestone payment of $1.7 million due to PARI. Total intangible assets, net was $58.7 million and $58.2 million as of December 31, 2018 and 2017, respectively.
Intangible assets are measured at their respective fair values on the date they were recorded and, with respect to the Acquired ARIKAYCE milestone, at the date of subsequent adjustments of fair value. The Company began amortizing its

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.        Intangibles, net (Continued)

intangible assets October 1, 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of intangible assets during each of the next five years is estimated to be approximately $5.0 million per year. The Company performed its annual impairment test as of October 1, 2018. The Company performed a qualitative assessment to evaluate whether there was an impairment of the assets. This assessment did not identify any indicators of impairment of the intangible assets as of that date.
A rollforward of the Company's intangible assets for the years ended December 31, 2018 and 2017 follows:

	2018
Intangible Asset	January 1,	Additions	Amortization	December 31,
Acquired ARIKAYCE R&D	$58,200	$—	$(1,212)	$56,988
PARI milestone upon FDA approval	—	1,724	(37)	1,687
	$58,200	$1,724	$(1,249)	$58,675

	2017
Intangible Asset	January 1,	Additions	Amortization	December 31,
Acquired ARIKAYCE IPRD	$58,200	$—	$—	$58,200
	$58,200	$—	$—	$58,200

6.        Fixed Assets, net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows:

	Estimated Useful Life (years)	As of December 31,
Asset Description		2018	2017
		(in thousands)
Lab equipment	7	$7,935	$7,055
Furniture and fixtures	7	2,320	1,937
Computer hardware and software	3 - 5	3,796	2,325
Office equipment	7	65	65
Manufacturing equipment	7	1,166	1,436
Leasehold improvements	lease term	7,202	6,939
Construction in progress (CIP)	—	14,325	3,320
		36,809	23,077
Less accumulated depreciation		(14,173)	(10,645)
Fixed assets, net		$22,636	$12,432

Depreciation expense was $3.6 million, $2.9 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Fixed assets, net of depreciation, increased to $22.6 million during the year ended December 31, 2018 from $12.4 million in 2017. The $10.2 million increase was primarily due to $11.0 million in construction in progress related to the long-term capacity build-out at the Patheon manufacturing facility.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.        Debt (Continued)

7.        Debt
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

The Convertible Notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in the convertible notes are not required to be separately accounted for as a derivative. However, since the Convertible Notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated equity component. The fair value was based on data from readily available pricing

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.        Debt (Continued)

sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the gross proceeds of the Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6%, and accordingly, the residual equity component on the date of issuance was $140.9 million. The discount is being amortized to interest expense over the term of the Convertible Notes and has a remaining period of approximately 6.04 years.

For the twelve months ended December 31, 2018, total interest expense related to the Convertible Notes was $25.5 million, which includes the contractual interest coupon payable semi-annually in cash, the amortization of the issuance costs, and accretion of debt discount, as described in the table below. The following table presents the carrying value of the Company’s debt balance as of December 31, 2018 (in thousands):

As of December 31, 2018
1.75% convertible senior notes due 2025	$450,000
Debt issuance costs, unamortized	(8,440)
Discount on debt	(125,002)
Long-term debt, net	$316,558

As of December 31, 2018, future principal repayments of the debt for each of the fiscal years through maturity were as follows (in thousands):

Year Ending December 31:
2019	$—
2020	—
2021	—
2022	—
2023 and thereafter	450,000
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
The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place. As of December 31, 2018 and 2017, the fair value of the Company's debt approximated the carrying amount.
8.        Shareholders' Equity
Common Stock—As of December 31, 2018, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 and 77,307,521 shares of common stock issued and outstanding. In addition, as of December 31, 2018, the Company had reserved 9,381,730 shares of common stock for issuance upon the exercise of outstanding common stock options and 227,826 shares of common stock for issuance upon the vesting of restricted stock units.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Preferred Stock—As of December 31, 2018 and 2017, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 and no shares of preferred stock were issued and outstanding.
9.        Stock-Based Compensation
The Company’s current equity compensation plan, the 2017 Incentive Plan, was approved by shareholders at the Company’s Annual Meeting of Shareholders on May 18, 2017. The 2017 Incentive Plan is administered by the Compensation Committee and the Board of Directors of the Company. Under the terms of the 2017 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards, as well as pay incentive bonuses to eligible employees and non-employee directors. On May 18, 2017, upon the approval of the 2017 Incentive Plan by shareholders, 5,000,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. As of December 31, 2018, 3,622,830 shares remained for future issuance under the 2017 Incentive Plan. The 2017 Incentive Plan will terminate on April 3, 2027 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options. These awards are made pursuant to the Nasdaq inducement grant exception as a component of new hires’ employment compensation in connection with the Company’s equity grant program. During the twelve months ended December 31, 2018 and 2017, the Company granted inducement stock options covering 295,720 and 266,230, respectively, shares of the Company's common stock to new employees.
Stock Options—The Company calculates the fair value of stock options granted using the Black-Scholes valuation model. The following table summarizes the grant date fair value and assumptions used in determining the fair value of all stock options granted, including grants of inducement options, during the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Volatility	66% - 68%	71% - 79%	74% - 77%
Risk-free interest rate	2.25% - 2.96%	1.73% - 2.13%	1.00% - 1.90%
Dividend yield	0.0%	0.0%	0.0%
Expected option term (in years)	5.09	6.25	6.25
Weighted average fair value of stock options granted	$16.03	$10.52	$8.77

For the years ended December 31, 2018, 2017 and 2016, the volatility factor was based on the Company’s historical volatility during the expected option term. Estimated forfeitures were based on the actual percentage of option forfeitures since the closing of the Company’s merger with Transave, Inc. in December 2010 for the year ended 2016. Beginning with the year ended December 31, 2017, estimated forfeitures were based on the actual percentage of option forfeitures over the expected option term.
From time to time, the Company grants performance-condition options to certain employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the individuals fulfilling a service condition (continued employment). As a result of the FDA approval of ARIKAYCE in September 2018, the vesting of performance options totaling $1.1 million was recorded as non-cash compensation expense in the third quarter of 2018.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.        Stock-Based Compensation (Continued)

The following table summarizes stock option activity for stock options granted for the years ended December 31, 2018, 2017 and 2016 as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in '000)
Options outstanding at January 1, 2016	5,273,722	$13.64
Granted	2,532,675	$12.96
Exercised	(162,340)	$6.68
Forfeited and expired	(527,351)	$17.08
Options outstanding at December 31, 2016	7,116,706	$13.30
Vested and expected to vest at December 31, 2016	6,850,658	$13.25
Exercisable at December 31, 2016	3,113,998	$11.28
Options outstanding at December 31, 2016	7,116,706	$13.30
Granted	2,284,710	$15.92
Exercised	(378,275)	$9.08
Forfeited and expired	(414,220)	$15.50
Options outstanding at December 31, 2017	8,608,921	$14.08
Vested and expected to vest at December 31, 2017	8,325,255	$14.03
Exercisable at December 31, 2017	4,229,478	$12.71
Options outstanding at December 31, 2017	8,608,921	$14.08
Granted	1,755,600	$27.63
Exercised	(494,351)	$14.46
Forfeited and expired	(488,440)	$19.79
Options outstanding at December 31, 2018	9,381,730	$16.30	6.69	$13,052
Vested and expected to vest at December 31, 2018	8,693,635	$15.90	6.51	$12,926
Exercisable at December 31, 2018	5,649,698	$13.45	5.58	$12,181

The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $5.6 million, $4.3 million and $1.0 million, respectively.
As of December 31, 2018, there was $29.7 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.4 years. The following table summarizes the range of exercise prices and the number of stock options outstanding and exercisable as of December 31, 2018:

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.        Stock-Based Compensation (Continued)

Outstanding as of December 31, 2018					Exercisable as of December 31, 2018
Range of Exercise Prices		Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.03	$4.55	960,038	3.62	$3.60	960,038	$3.60
$6.90	$6.90	120,403	4.13	$6.90	120,403	$6.90
$6.96	$10.85	953,089	6.85	$10.76	604,037	$10.71
$11.14	$12.58	947,839	4.72	$12.17	887,207	$12.18
$12.66	$13.94	967,420	7.31	$13.62	455,114	$13.59
$14.24	$16.07	1,142,513	5.76	$15.31	782,818	$15.22
$16.09	$17.16	1,380,220	7.58	$16.69	687,691	$16.57
$17.24	$22.76	1,387,909	6.51	$21.04	1,081,677	$21.31
$22.84	$30.46	1,355,366	8.37	$28.54	57,644	$25.41
$30.86	$32.46	166,933	8.60	$31.20	13,069	$31.57

Restricted Stock and Restricted Stock Units—The Company may grant Restricted Stock (RS) and Restricted Stock Units (RSUs) to employees and non-employee directors. Each share of RS vests upon and each RSU represents a right to receive one share of the Company's common stock upon the completion of a specific period of continued service.
RS and RSU awards granted are valued at the market price of the Company's common stock on the date of grant. The Company recognizes noncash compensation expense for the fair values of these RS and RSUs on a straight-line basis over the requisite service period of these awards.
The following table summarizes RSU awards granted during the years ended December 31, 2018, 2017 and 2016:

	Number of RSUs	Weighted Average Grant Price
Outstanding at January 1, 2016	43,554	$19.47
Granted	89,194	$10.85
Released	(43,554)	$16.07
Forfeited	—	$—
Outstanding at December 31, 2016	89,194	$10.85
Granted	46,914	$17.16
Released	(89,194)	$10.85
Forfeited	—	$—
Outstanding at December 31, 2017	46,914	$17.16
Granted	253,586	$29.16
Released	(51,992)	$18.46
Forfeited	(20,682)	$29.05
Outstanding at December 31, 2018	227,826	$29.14

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.        Stock-Based Compensation (Continued)

As of December 31, 2018, there was $3.4 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.8 years.
The following table summarizes the stock-based compensation recorded in the consolidated statements of comprehensive loss related to stock options and RSUs during the years ended December 31, 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Research and development expenses	$9.4	$6.5	$6.2
Selling, general and administrative expenses	16.8	11.6	11.8
Total (1)	$26.2	$18.1	$18.0

_________________________________

(1)
Includes $0.0 million, $0.0 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, for the remeasurement of certain stock options and RSUs that occurred during May 2013.

Employee Stock Purchase Plan - On May 15, 2018, the Company's shareholders approved the Company’s 2018 Employee Stock Purchase Plan (ESPP). As part of the ESPP, eligible employees may acquire an ownership interest in the Company by purchasing common stock, at a discount, through payroll deductions. The ESPP is compensatory under GAAP and the Company recorded stock compensation expense of $0.9 million in 2018.
10.        Income Taxes
The income tax provision (benefit) was $0.2 million, $(0.3) million and $0.1 million and the effective rates were approximately 0%, 0% and 0% for the years ended December 31, 2018, 2017 and 2016, respectively. The income tax (benefit) for the year ended December 31, 2017 reflects the reversal of the valuation allowance related to alternative minimum tax (AMT) that the Company paid in 2009. As a result of the Tax Cuts and Jobs Act (the Tax Act), the Company recorded a noncurrent receivable to reflect the refund due to the Company in future periods relating to the previously paid AMT. In addition, the income tax provision (benefit) for the years ended December 31, 2018, 2017 and 2016 reflected current income tax expense recorded as a result of the taxable income in certain of the Company's non-US subsidiaries.
For the years ended December 31, 2018 and 2017, the Company was also subject to foreign income taxes as a result of legal entities established for activities in Europe and Japan. The Company's loss before income taxes in the US and globally was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
US	$(286,211)	$(136,682)	$(140,354)
Foreign	(37,865)	(56,239)	(35,821)
Total	$(324,076)	$(192,921)	$(176,175)

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.        Income Taxes (Continued)

The Company's income tax (benefit) provision consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	4	3	3
Foreign	197	142	95
	201	145	98
Deferred:
Federal	—	(417)	—
State	—	—	—
Foreign	—	—	—
	—	(417)	—
Total	$201	$(272)	$98

The reconciliation between the federal statutory tax rates and the Company's effective tax rate is as follows:

	Years Ended December 31,
	2018	2017	2016
Statutory federal tax rate	21%	34%	34%
Permanent items	—%	(3)%	(3)%
State income taxes, net of federal benefit	5%	4%	4%
R&D and other tax credits	2%	8%	8%
Foreign income taxes	(1)%	(6)%	(4)%
Impact of Tax Act	—%	(49)%	—%
Change in valuation allowance	(27)%	12%	(39)%
Other	—%	—%	—%
Effective tax rate	—%	—%	—%

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.        Income Taxes (Continued)

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities consist of the following:

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$231,918	$186,342
General business credits	109,502	66,371
Product license	6,902	7,730
Inventory	7,651	—
Other	24,855	17,217
Gross deferred tax assets	$380,828	$277,660
Deferred tax liabilities:
Intangibles	$(15,424)	$(16,360)
Convertible debt	(32,799)	—
Deferred tax liabilities	$(48,223)	$(16,360)
Net deferred tax assets	$332,605	$261,300
Valuation allowance	(332,605)	(261,300)
Net deferred tax assets	$—	$—

The net deferred tax assets (prior to applying the valuation allowance) of $332.6 million and $261.3 million at December 31, 2018 and 2017, respectively, primarily consist of net operating loss carryforwards for income tax purposes. Due to the Company's history of operating losses, the Company recorded a full valuation allowance on its net deferred tax assets by increasing the valuation allowance by $71.3 million in 2018 and decreasing by $23.3 million in 2017, respectively, as it was more likely than not that such tax benefits will not be realized. As of December 31, 2017, the Company's gross deferred tax assets were also impacted by the Tax Act which required the change to a 21% US tax rate (see below for further discussion on the Tax Act).
At December 31, 2018, the Company had federal net operating loss carryforwards for income tax purposes of approximately $880.6 million. Due to the limitation on NOLs as more fully discussed below, $709.7 million of the NOLs are available to offset future taxable income, if any. The NOL carryovers and general business tax credits expire in various years beginning in 2018. For state tax purposes, the Company has approximately $515.3 million of New Jersey NOLs available to offset against future taxable income. The Company also has California and Virginia NOLs that are entirely limited due to Section 382 (as discussed below).
From 2014 through 2017, the Company completed an Internal Revenue Code Section 382 (Section 382) analysis in order to determine the amount of losses that are currently available for potential offset against future taxable income, if any. It was determined that the utilization of the Company's NOL and general business tax credit carryforwards generated in tax periods up to and including December 2010 were subject to substantial limitations under Section 382 due to ownership changes that occurred at various points from the Company's original organization through December 2010. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of shareholders that own, directly or indirectly, 5% or more of a corporation's stock, in the stock of a corporation by more than 50 percentage points over a testing period (usually 3 years). Since the Company's formation, it has raised capital through the issuance of common stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, have resulted in multiple changes in ownership, as defined by Section 382, since the Company's formation in 1999. These ownership changes resulted in substantial limitations on the use of the Company's NOLs and general business tax credit carryforwards up to and including December 2010. The Company continues to track all of its NOLs and tax credit carryforwards but has provided a full valuation allowance to offset those amounts.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.        Income Taxes (Continued)

On December 22, 2017, the US government enacted the Tax Act. The Tax Act significantly revises US tax law by, among other provisions, lowering the US federal statutory income tax rate from 35% to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions.

The Tax Act

ASC 740, Income Taxes requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the Tax Act’s provisions, the SEC staff issued SAB 118, which allowed companies to record the tax effects of the Tax Act on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available.

The Tax Act did not have a material impact on the Company's financial statements because its deferred temporary differences are fully offset by a valuation allowance and the Company does not have any significant offshore earnings from which to record the mandatory transition tax. The Company completed its analysis during the fourth quarter of 2018 and no additional tax effects of the Act were required to be recorded for the year ended December 31, 2018.

The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If such unrecognized tax benefits were realized and not subject to valuation allowances, we would recognize a tax benefit of $4.1 million. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	Net Deferred Tax Assets
Balance as of January 1,	$—	$—
Additions related to prior period tax positions	3,345	—
Additions related to current period tax positions	742	—
Balance as of December 31,	$4,087	$—

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
The Company's policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. As of December 31, 2018 and 2017, the Company has recorded reserves for unrecognized income tax benefits of $4.1 million and $0.0 million, respectively. As any adjustment to the Company’s uncertain tax positions would not result in a cash tax liability, it has not recorded any accrued interest or penalties related to its uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.        License and Other Agreements
In-License Agreements
PARI Pharma GmbH—In April 2008, the Company entered into a licensing agreement with PARI Pharma GmbH (PARI) for use of the optimized Lamira Nebulizer System for delivery of ARIKAYCE in treating patients with NTM lung infections, CF and bronchiectasis. Under the licensing agreement, the Company has rights under several US and foreign issued patents and patent applications involving improvements to the optimized Lamira Nebulizer System, to exploit such system with ARIKAYCE for the treatment of such indications, but the Company cannot manufacture such nebulizers except as permitted under the Commercialization Agreement with PARI. Under the licensing agreement, the Company paid PARI an upfront license fee and certain milestone payments. Upon FDA acceptance of the Company's New Drug Application and the subsequent FDA approval of ARIKAYCE, the Company paid PARI additional milestone payments of €1.0 million and €1.5 million, respectively. In addition, PARI is entitled to receive a future milestone payment of €0.5 million in cash based on achievement of first receipt of marketing approval in a major EU country for ARIKAYCE and the device. PARI is entitled to receive royalty payments in the mid-single digits on the annual global net sales of ARIKAYCE, pursuant to the licensing agreement, subject to certain specified annual minimum royalties. In October 2017, the Company exercised an option to buy-down the royalties that will be paid to PARI on ARIKAYCE net sales. The payment to PARI was included as a component of SG&A expenses in the fourth quarter of 2017. See below for information related to the commercialization agreement with PARI.
Other Agreements
Cystic Fibrosis Foundation Therapeutics, Inc.—In 2004 and 2009, the Company entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby it received $1.7 million and $2.2 million for each respective agreement in research funding for the development of ARIKAYCE. If ARIKAYCE becomes an approved product for certain infections in CF patients or such infections in human pulmonary disease in the US, the Company will owe a payment to CFFT of up to $13.4 million that is payable over a three-year period after regulatory approval in the US. Furthermore, if certain global sales milestones are met within five years of the drug's commercialization, the Company would owe an additional payment of $3.9 million. Because there is significant development and regulatory risk associated with ARIKAYCE, including with respect to the CF indication, the Company has not accrued these obligations.
Therapure Biopharma Inc.—In February 2014, the Company entered into a contract manufacturing agreement with Therapure Biopharma Inc. (Therapure) for the manufacture of ARIKAYCE, on a non-exclusive basis, at a 200 kg scale. Pursuant to the agreement, the Company and Therapure collaborated to construct a production area for the manufacture of ARIKAYCE in Therapure's existing manufacturing facility in Canada. The agreement has an initial term of five years, which began in October 2018, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years prior written notice to the other party. Notwithstanding the foregoing, the parties have rights and obligations under the agreement prior to the commencement of the initial term. Under the agreement, the Company is obligated to pay certain minimum amounts for the batches of ARIKAYCE produced each calendar year.
PARI Pharma GmbH—In July 2014, the Company entered into a Commercialization Agreement with PARI for the manufacture and supply of Lamira Nebulizer Systems and related accessories (the Device) as optimized for use with ARIKAYCE. Under the Commercialization Agreement, PARI manufactures the Device except in the case of certain defined supply failures, when the Company will have the right to make the Device and have it made by third parties (but not certain third parties deemed under the Commercialization Agreement to compete with PARI). The Commercialization Agreement has an initial term of fifteen years from the first commercial sale of ARIKAYCE in October 2018 (the Initial Term). The term of the agreement may be extended by the Company for an additional five years by providing written notice to PARI at least one year prior to the expiration of the Initial Term. Notwithstanding the foregoing, the parties have certain rights and obligations under the agreement prior to the commencement of the Initial Term.
SynteractHCR, Inc.—In December 2014, the Company entered into a services agreement with SynteractHCR, Inc. (Synteract) pursuant to which the Company retained Synteract to perform implementation and management services in connection with the CONVERT study. The Company anticipates that aggregate costs relating to all work orders for the CONVERT study will be approximately $48 million over the period of the study. In April 2015, the Company entered into a work order with Synteract to perform implementation and management services for the completed 312 study.
Ajinomoto Althea, Inc.—In September 2015, the Company entered into a Commercial Fill/Finish Services Agreement (the Fill/Finish Agreement) with Ajinomoto Althea, Inc., a Delaware corporation (Althea), for Althea to produce, on a non-

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.        License and Other Agreements (Continued)

exclusive basis, ARIKAYCE in finished dosage form at a 50 kg scale. Under the Fill/Finish Agreement, the Company is obligated to pay a minimum of $2.7 million for the batches of ARIKAYCE produced by Althea each calendar year during the term of the Fill/Finish Agreement. The Fill/Finish Agreement became effective as of January 1, 2015, and following an extension in 2018, is expected to remain in effect through December 31, 2021. The Fill/Finish Agreement may be extended for additional two-year periods upon mutual written agreement of the Company and Althea at least one year prior to the expiration of its then-current term. The Company has expensed at least the required minimum in each year of the contract.
AstraZeneca AB—In October 2016, the Company entered into a license agreement (AZ License Agreement) with AstraZeneca AB, a Swedish corporation (AstraZeneca). Pursuant to the terms of the AZ License Agreement, AstraZeneca granted the Company exclusive global rights for the purpose of developing and commercializing AZD7986 (renamed INS 1007). In consideration of the licenses and other rights granted by AstraZeneca, the Company made an upfront payment of $30.0 million, which was included as research and development expense in the fourth quarter of 2016. The Company is also obligated to make a series of contingent milestone payments totaling up to an additional $85.0 million upon the achievement of clinical development and regulatory filing milestones. If the Company elects to develop INS1007 for a second indication, the Company will be obligated to make an additional series of contingent milestone payments to AstraZeneca totaling up to $42.5 million. The Company is not obligated to make any additional milestone payments for additional indications. In addition, the Company will pay AstraZeneca tiered royalties ranging from a high single-digit to mid-teens on net sales of any approved product based on INS1007 and one additional payment of $35.0 million upon the first achievement of $1.0 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with the Company for commercialization of INS1007 in chronic obstructive pulmonary disease or asthma.
Patheon UK Limited—In October 2017, the Company entered into certain agreements with Patheon UK Limited (Patheon) related to the increase of its long-term production capacity for ARIKAYCE commercial inventory. The agreements provide for Patheon to manufacture and supply ARIKAYCE for its anticipated commercial needs. Under these agreements, the Company is required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. The Company's manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either party has given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The investment in our long-term production capacity build-out, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $60 million.
Syneos Health—We entered into a services agreement with Syneos Health (Syneos) pursuant to which we retained Syneos to perform implementation and management services in connection with the WILLOW study. We may terminate the services agreement or any work order for any reason and without cause with 30 days' written notice. Either party may terminate the agreement in the event of a material breach or bankruptcy petition by the other party or, if any approval from a regulatory authority is revoked, suspended or expires without renewal. We anticipate that aggregate costs relating to all work orders for the WILLOW study will be approximately $21 million over the period of the study.

12.        Commitments and Contingencies
Commitments
The Company has an operating lease for office and laboratory space located in Bridgewater, NJ for which the initial lease term expires in November 2019. Future minimum rental payments under this lease are $1.0 million. In July 2016, the Company signed an operating lease for additional laboratory space located in Bridgewater, NJ for which the initial lease term expires in September 2021. In October 2018, the Company expanded its lease for additional laboratory space located in Bridgewater, NJ. Future minimum rental payments under this, and the initial lease, are $3.3 million. In September 2018, the Company entered into a new lease for its new corporate headquarters in Bridgewater, NJ for which the initial lease term expires in June 2030. Future minimum rental payments under this lease are $32.3 million.
Rent expense charged to operations was $2.1 million, $1.5 million, and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Rent expense is recorded on a straight-line basis over the term of the applicable leases.
Future minimum lease payments under the Company's lease obligations as of December 31, 2018 are as follows (in thousands):

Year Ending December 31:
2019	$3,125
2020	4,919
2021	4,568
2022	2,027
2023 and thereafter	24,036
Total future minimum lease payments	$38,675

In addition to rent, the Company has several firm purchase commitments, primarily related to the manufacturing of ARIKAYCE and annual minimum royalties on global net sales of ARIKAYCE. Future firm purchase commitments under these agreements, the last of which ends in 2034, total $86.4 million. These amounts do not represent our entire anticipated purchases in the future, but instead represent only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on noncancelable minimum spend amounts or termination amounts. Additionally, we purchase products and services as needed with no firm commitment.
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
13.    Quarterly Financial Data (Unaudited)
The following table summarizes unaudited quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands, except per share data).

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$—	$—	$—	$9,835	$9,835
Cost of product revenues*	$—	$—	$—	$2,423	$2,423
Operating loss	$(62,751)	$(72,882)	$(83,983)	$(87,722)	$(307,338)
Net loss	$(68,524)	$(76,437)	$(87,743)	$(91,573)	$(324,277)
Basic and diluted net loss per share	$(0.89)	$(1.00)	$(1.14)	$(1.19)	$(4.22)

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.        Quarterly Financial Data (Unaudited) (Continued)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter**	Total**
Revenues	$—	$—	$—	$—	$—
Cost of product revenues*	$—	$—	$—	$—	$—
Operating loss	$(35,969)	$(43,515)	$(44,083)	$(65,353)	$(188,920)
Net loss	$(37,414)	$(44,672)	$(45,179)	$(65,384)	$(192,649)
Basic and diluted net loss per share	$(0.60)	$(0.72)	$(0.69)	$(0.85)	$(2.89)
________________
* Excludes amortization of intangible assets.
** Includes a one-time payment in October 2017 related to the buy-down of royalties payable to PARI on the global net sales of ARIKAYCE.
Basic and diluted net loss per share amounts included in the above table were computed independently for each of the quarters presented. Accordingly, the sum of the quarterly basic and diluted net loss per share amounts may not agree to the total for the year.
14.        Retirement Plan
The Company has a 401(k) defined contribution plan for the benefit for all US employees and permits voluntary contributions by employees subject to IRS-imposed limitations. Effective January 1, 2018, the Company matched 100% of eligible employee contributions on the first 4% of employee salary (up to the IRS maximum). Employer contributions for the year ended December 31, 2018, 2017 and 2016 were $2.2 million, $0.8 million and $0.6 million, respectively. Prior to 2018, the Company matched 100% of eligible employee contributions on the first 3% of employee salary (up to the IRS maximum).