Form 10-Q
period 2019-03-31
INSMED Inc
filed 2019-05-07
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number 000-30739
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common stock, par value $0.01 per share	INSM	Nasdaq Global Select Market
As of May 2, 2019, there were 77,666,309 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$420,231	$495,072
Accounts receivable	9,347	5,515
Inventory	12,682	7,032
Prepaid expenses and other current assets	12,372	11,327
Total current assets	454,632	518,946

Intangibles, net	57,427	58,675
Fixed assets, net	27,933	22,636
Right-of-use assets	44,609	—
Other assets	11,314	4,299
Total assets	$595,915	$604,556

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$30,223	$17,741
Accrued expenses	38,317	38,254
Accrued compensation	16,271	22,208
Lease liabilities	9,359	—
Other current liabilities	82	1,529
Total current liabilities	94,252	79,732

Debt, long-term	321,313	316,558
Long-term lease liabilities	35,709	—
Other long-term liabilities	504	—
Total liabilities	451,778	396,290

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 77,596,384 and 77,307,521 issued and outstanding shares at March 31, 2019 and December 31, 2018, respectively	776	773
Additional paid-in capital	1,499,646	1,489,664
Accumulated deficit	(1,356,315)	(1,282,162)
Accumulated other comprehensive income (loss)	30	(9)
Total shareholders’ equity	144,137	208,266
Total liabilities and shareholders’ equity	$595,915	$604,556

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018

Revenues, net	$21,902	$—

Costs and expenses:
Cost of product revenues (excluding amortization of intangible assets)	4,150	—
Research and development	31,203	30,098
Selling, general and administrative	54,810	32,653
Amortization of intangible assets	1,248	—
Total costs and expenses	91,411	62,751

Operating loss	(69,509)	(62,751)

Investment income	2,416	2,040
Interest expense	(6,726)	(5,642)
Loss on extinguishment of debt	—	(2,209)
Other (expense) income, net	(119)	86
Loss before income taxes	(73,938)	(68,476)

Provision for income taxes	215	48

Net loss	$(74,153)	$(68,524)

Basic and diluted net loss per share	$(0.96)	$(0.89)

Weighted average basic and diluted common shares outstanding	77,541	76,619

Net loss	$(74,153)	$(68,524)
Other comprehensive income:
Foreign currency translation gains	39	42
Total comprehensive loss	$(74,114)	$(68,482)

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2018	76,611	$766	$1,318,181	$(957,885)	$(3)	$361,059
Comprehensive loss:
Net loss				(68,524)		(68,524)
Other comprehensive income					42	42
Exercise of stock options	12		142			142
Equity component of convertible debt issuance			136,463			136,463
Stock compensation expense			5,674			5,674
Balance at March 31, 2018	76,623	$766	$1,460,460	$(1,026,409)	$39	$434,856

Balance at January 1, 2019	77,308	$773	$1,489,664	$(1,282,162)	$(9)	$208,266
Comprehensive loss:
Net loss				(74,153)		(74,153)
Other comprehensive income					39	39
Exercise of stock options and ESPP shares	253	3	3,046			3,049
Issuance of common stock for vesting of RSUs	35					—
Stock compensation expense			6,936			6,936
Balance at March 31, 2019	77,596	$776	$1,499,646	$(1,356,315)	$30	$144,137

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(74,153)	$(68,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,069	769
Amortization of intangible assets	1,248	—
Stock-based compensation expense	6,936	5,674
Loss on extinguishment of debt	—	2,209
Amortization of debt issuance costs	349	299
Accretion of debt discount	4,406	3,021
Accretion of back-end fee on debt	—	50
Changes in operating assets and liabilities:
Accounts receivable	(3,832)	—
Inventory	(5,650)	—
Prepaid expenses and other current assets	(1,061)	(2,217)
Other assets	(7,044)	—
Accounts payable	9,499	(828)
Accrued expenses and other	323	(165)
Accrued compensation	(5,937)	(7,701)
Net cash used in operating activities	(73,847)	(67,413)
Investing activities
Purchase of fixed assets	(4,028)	(5,365)
Net cash used in investing activities	(4,028)	(5,365)
Financing activities
Proceeds from exercise of stock options and ESPP	3,049	142
Payment on extinguishment of debt	—	(2,835)
Payment of debt	—	(55,000)
Proceeds from issuance of 1.75% convertible senior notes due 2025	—	450,000
Payment of debt issuance costs	—	(14,141)
Net cash provided by financing activities	3,049	378,166
Effect of exchange rates on cash and cash equivalents	(15)	28
Net increase in cash and cash equivalents	(74,841)	305,416
Cash and cash equivalents at beginning of period	495,072	381,165
Cash and cash equivalents at end of period	$420,231	$686,581

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,939	$1,275
Cash paid for income taxes	$178	$54

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the US for complete consolidated financial statements are not included herein. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

The Company had $420.2 million in cash and cash equivalents as of March 31, 2019 and reported a net loss of $74.2 million for the three months ended March 31, 2019. Historically, the Company has funded its operations through public offerings of equity securities and debt financings. The Company commenced commercial shipments of ARIKAYCE in October 2018. The Company expects to continue to incur operating losses both in our US and certain international entities while funding research and development (R&D) activities for ARIKAYCE and our other pipeline programs, continuing commercial launch activities for ARIKAYCE in the US, continuing to invest in pre-commercial and regulatory activities for ARIKAYCE in Europe and Japan, and funding other general and administrative activities. The Company expects its future cash requirements to be substantial, and the Company may need to raise additional capital to fund operations, including the commercialization of ARIKAYCE and additional clinical trials related to ARIKAYCE, to develop INS1007 and INS1009 and to develop, acquire, in-license or co-promote other products or product candidates that address orphan or rare diseases.

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

2.                                      Summary of Significant Accounting Policies

The following are the required interim disclosure updates to the Company's significant accounting policies described in Note 2 of the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018:

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

The Company’s only financial assets and liabilities which were measured at fair value as of March 31, 2019 and December 31, 2018 were Level 1 assets comprised of cash and cash equivalents. The Company's cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of March 31, 2019
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$420.2	$420.2	$—	$—

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019 and December 31, 2018, the Company held no securities that were in an unrealized gain or loss position.

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

The estimated fair value of the liability component of the 1.75% convertible senior notes due 2025 (the Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of March 31, 2019 was $438 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the Convertible Notes. The $321.3 million carrying value of the Convertibles Notes as of March 31, 2019 excludes the $120.6 million of the unamortized portion of the debt discount.

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

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net loss	$(74,153)	$(68,524)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	77,541	76,619
Effect of dilutive securities:
Common stock options	—	—
RSUs	—	—
Convertible debt securities	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	77,541	76,619
Net loss per share:
Basic and diluted	$(0.96)	$(0.89)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of March 31, 2019 and 2018 as their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2019	2018
Stock options to purchase common stock	11,903	9,866
Unvested RSUs	170	234
Convertible debt securities	11,492	11,492

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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the quarter ended March 31, 2019.

Percentage of Total Gross Product Revenue
Customer A	33%
Customer B	31%
Customer C	16%

The Company did not have product revenue prior to US FDA approval of ARIKAYCE in September 2018. The Company relies on third-party manufacturers and suppliers for manufacturing and supply of its products. The inability of the suppliers or manufacturers to fulfill supply requirements of the Company could materially impact future operating results. A change in the relationship with the suppliers or manufacturer, or an adverse change in their business, could materially impact future operating results.
Revenue Recognition—In accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. For all contracts that fall into the scope of ASC 606, the Company has identified one performance obligation: the sale of ARIKAYCE to its customers. The Company has not incurred or capitalized any incremental costs associated with obtaining contracts with customers.

Product revenues consist primarily of sales of ARIKAYCE in the US. Product revenues are recognized once the Company performs and satisfies all five steps mentioned above. In October 2018, the Company began shipping ARIKAYCE to its customers in the US, which include specialty pharmacies and specialty distributors. The Company recognizes revenues for product received by its customers, net of allowances for customer credits, including prompt pay discounts, service fees, estimated rebates, including government rebates such as Medicaid rebates and Medicare Part D coverage gap reimbursements in the US, chargebacks and returns.

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
The Company has initiated early access programs (EAPs) in Europe and other countries, some of which may be fully reimbursed. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations.
Cost of product revenues (excluding amortization of intangible assets) - Prior to FDA approval of ARIKAYCE, the Company expensed all inventory related costs in the period incurred. Inventory used for clinical development purposes is expensed to research and development (R&D) expense when consumed.

Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, allocation of overhead costs, and inventory adjustment charges, in addition to royalty expenses due to PARI Pharma GmbH (PARI).

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption was permitted. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which provided a transition option in which an entity would initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company used the new transition option and the package of practical expedients that allowed it to not reassess: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) initial direct costs for any expired or existing leases. The Company also used the practical expedient that allows it to treat the lease and non-lease components of its leases as a single component. The Company adopted ASU 2016-02 effective January 1, 2019. The impact of the adoption of ASU 2016-02 on the consolidated balance sheet was $47.4 million. Refer to Note 6 - Leases for additional details about the Company's lease portfolio, including Topic 842 required disclosures.

New Accounting Pronouncements (Not Yet Adopted)—In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at an amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. Different aspects of the guidance require modified retrospective or prospective adoption. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

3.        Inventory
As of March 31, 2019 and December 31, 2018, the Company's inventory balance consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$4,454	$2,145
Work-in-process	7,059	4,567
Finished goods	1,169	320
	$12,682	$7,032

Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. The Company began capitalizing inventory costs following FDA approval of ARIKAYCE on September 28, 2018. The Company has not recorded any inventory write downs since that time. The Company currently uses a limited number of third-party contract manufacturing organizations (CMOs) to produce its inventory.

4.                                      Accrued Expenses

As of March 31, 2019 and December 31, 2018, the Company's accrued expenses balance consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued clinical trial expenses	$7,632	$6,635
Accrued professional fees	11,380	13,398
Accrued technical operation expenses	9,536	9,371
Accrued royalty payable	1,000	409
Accrued interest payable	1,663	3,631
Accrued sales allowances and related costs	2,642	818
Accrued construction costs	2,475	2,946
Other accrued expenses	1,989	1,046
	$38,317	$38,254

5.                                      Intangible, net

As of March 31, 2019, the Company's identifiable intangible assets consisted of acquired ARIKAYCE R&D and a $1.7 million milestone paid to PARI for the license to use PARI's Lamira® Nebulizer System for the delivery of ARIKAYCE to patients as a result of the FDA approval of ARIKAYCE on September 28, 2018. Total intangible assets, net was $57.4 million as of March 31, 2019 and $58.7 million as of December 31, 2018.

Intangible assets are measured at their respective fair values on the date they were recorded and, with respect to the acquired ARIKAYCE milestone, at the date of subsequent adjustments of fair value. The Company began amortizing its intangible assets October 1, 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. A rollforward of the Company's intangible assets for the three months ended March 31, 2019 follows (in thousands):

	2019
Intangible Asset	January 1,	Additions	Amortization	March 31,
Acquired ARIKAYCE R&D	$56,988	$—	$(1,212)	$55,776
PARI milestone upon FDA approval	1,687	—	(36)	1,651
Intangible assets	$58,675	$—	$(1,248)	$57,427

Amortization of intangible assets during each of the next five years is estimated to be approximately $5.0 million per year. The Company performs its annual impairment test as of October 1.

6.                                    Leases

The Company's lease portfolio consists primarily of office space, manufacturing facilities and fleet vehicles. Currently, all of the Company's leases that have commenced are classified as operating leases. The terms of its lease agreements that have commenced range from less than one year to seven years. In its assessment of the term of each such lease, the Company has not included any options to extend or terminate the lease due to the absence of economic incentives in its lease agreements. As permitted by the practical expedient in ASU 2016-02, leases that qualify for treatment as a short-term lease are expensed as incurred. These short-term leases are not material to the Company's financial position. Furthermore, the Company has elected the practical expedient to not separate lease and non-lease components for all classes of underlying assets. The Company's leases do not contain residual value guarantees and it does not sublease any of its leased assets.

The Company outsources its manufacturing operations to CMOs. Upon review of the agreements with its CMOs, the Company determined that these contracts contain embedded leases for dedicated manufacturing facilities. The Company obtains substantially all of the economic benefits from the use of the manufacturing facilities, has the right to direct how and for what purpose the facility is used throughout the period of use, and the supplier does not have the right to change the operating instructions of the facility. The right-of-use asset and corresponding lease liability associated with the manufacturing facilities is the sum of the minimum guarantees over the life of the production contracts.

In order to determine the appropriate discount rate for each lease, the Company determined its public credit rating and constructed debt yield curves. The debt yield curves were adjusted to reflect a collateral borrowing and differences in foreign currencies, where applicable, as well as to match the term of each lease.

The table below summarizes the Company's total lease costs included in its consolidated financial statements, as well as other required quantitative disclosures (in thousands).

Three Months Ended
March 31, 2019
Lease cost
Operating lease cost	$3,078
Total lease cost	$3,078

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,134
Right-of-use assets obtained in exchange for new operating lease liabilities	$47,396
Weighted average remaining lease term - operating leases (years)	5.5
Weighted average discount rate - operating leases	7.3%

The table below presents the maturity of lease liabilities on an annual basis for the remaining years of the Company's commenced lease agreements (in thousands).

Year ending December 31,
2019 (remaining)	$9,344
2020	11,000
2021	10,287
2022	6,000
2023	6,000
Thereafter	12,000
Total	$54,631
Less: present value discount	9,563
Present value of lease liabilities	$45,068

In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. In September 2018, the Company entered into an agreement to lease its new corporate headquarters in Bridgewater, NJ for which the initial lease term expires in June 2030. Upon commencement of the lease, which is anticipated to occur in the second half of 2019, the lease will be accounted for as a finance lease.

Additionally, in October 2017, the Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ARIKAYCE commercial inventory. Similar to the CMO arrangements previously described, the Company has determined that this agreement with Patheon contains an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs incurred by the Company related to the agreement of $7.1 million, subsequent to the adoption of ASU 2016-02, have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, the prepaid costs and minimum guarantees specified in the agreement will be combined to establish a right-of-use asset and related lease liability.

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

The Convertible Notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in the convertible notes are not required to be separately accounted for as a derivative. However, since the Convertible Notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate the Convertible Notes into liability and equity components. The carrying amount of the liability component as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the gross proceeds of the Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6%, and accordingly, the residual equity component on the date of issuance was $140.9 million. The discount is being amortized to interest expense over the term of the Convertible Notes and has a remaining period of approximately 5.79 years. The following table presents the carrying value of the Company’s debt balance (in thousands):

	March 31, 2019	December 31, 2018
1.75% convertible senior notes due 2025	$450,000	$450,000
Debt issuance costs, unamortized	(8,091)	(8,440)
Discount on debt	(120,596)	(125,002)
Long-term debt, net	$321,313	$316,558

As of March 31, 2019, future principal repayments of the debt for each of the fiscal years through maturity were as follows (in thousands):

Year Ending December 31:
2019	$—
2020	—
2021	—
2022	—
2023	—
2024 and thereafter	450,000
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

Interest Expense

For the three months ended March 31, 2019 and March 31, 2018, interest expense related to the Convertible Notes was $6.7 million and $5.6 million, respectively, which includes the contractual interest coupon payable semi-annually in cash, the amortization of the issuance costs, and accretion of debt discount, as described in the table below (in thousands):

	Three Months Ended March 31,
	2019	2018
Contractual interest expense	$1,971	$2,272
Amortization of debt issuance costs	349	299
Accretion of back-end fee on debt	—	50
Accretion of debt discount	4,406	3,021
Total interest expense	$6,726	$5,642

8.                                      Shareholders’ Equity

Common Stock — As of March 31, 2019, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 77,596,384 shares of common stock issued and outstanding. In addition, as of March 31, 2019, the Company had reserved 11,892,800 shares of common stock for issuance upon the exercise of outstanding stock options and 169,343 shares of common stock for issuance upon the vesting of RSUs. The Company has also reserved 11,492,280 shares of common stock for issuance upon conversion of the Convertible Notes, subject to adjustment in accordance with the Indenture.

In January 2018, the Company completed an underwritten public offering of $450.0 million aggregate principal amount of Convertible Notes, including the exercise in full of the underwriter's option to purchase additional Convertible Notes. The fair value of the liability component of the Convertible Notes on the date of issuance was estimated at $309.1 million, and accordingly, the equity component (included in additional paid-in capital) on the date of issuance was calculated as $140.9 million using the residual method, as further described in Note 7 Debt.

Preferred Stock — As of March 31, 2019, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.

9.                                      Stock-Based Compensation

The Company’s current equity compensation plan, the 2017 Incentive Plan, was approved by shareholders at the Company’s Annual Meeting of Shareholders on May 18, 2017. As of March 31, 2019, 909,303 shares remained for future issuance under the 2017 Incentive Plan. The 2017 Incentive Plan will terminate on April 3, 2027 unless it is extended or terminated earlier pursuant to its terms. The Company has submitted a proposal to its shareholders to approve a new equity compensation plan, the 2019 Incentive Plan, at the 2019 Annual Meeting of Shareholders. The 2019 Incentive Plan, if approved, will provide for the issuance of 3,500,000 shares, plus any shares that were subject to outstanding awards under the 2017 Incentive Plan, the 2015 Incentive Plan and the 2013 Incentive Plan, as of the effective date of the 2019 Incentive Plan, that are canceled, terminate unearned, expire, are forfeited, lapse for any reason or are settled in cash without the delivery of shares. If the 2019 Incentive Plan is approved, no additional awards will be granted under the 2017 Incentive Plan. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the NASDAQ inducement grant exception. During the three months ended March 31, 2019, the Company granted inducement stock options covering 51,870 shares of the Company's common stock to new employees.

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

Stock Options - As of March 31, 2019, there was $43.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.0 years. During the quarter ended September 30, 2018, performance-condition options totaling $1.1 million, or 133,334 shares, met their recognition criteria as a result of the FDA approval of ARIKAYCE and vested in full. As of March 31, 2019, there were no performance-condition options outstanding.

Restricted Stock Units — As of March 31, 2019, there was $2.8 million of unrecognized compensation expense related to unvested RSU awards which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options and RSUs during the three months ended March 31, 2019 and 2018, respectively (in millions):

	Three Months Ended March 31,
	2019	2018
Research and development expenses	$2.2	$1.9
Selling, general and administrative expenses	4.7	3.8
Total	$6.9	$5.7

10.                                      Income Taxes

The Company’s provision for income taxes was $0.2 million and $0.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The provision for income taxes in both periods was a result of certain of the Company’s international subsidiaries, which had taxable income during the three months ended March 31, 2019 and 2018. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company’s deferred tax assets and therefore no tax benefit was recorded.

The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the Company's federal tax returns for the years ended 2014 and later, and is generally open for certain states for the years 2013 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of March 31, 2019 and December 31, 2018, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the United States.  However, given the Company’s valuation allowance position these reserves do not have an impact on the balance sheet as of March 31, 2019 and December 31, 2018 or the income statement for the three months ended March 31, 2019 and March 31, 2018.  Due to the noncash impact of the reserve for unrecognized income tax benefits the Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.

11.                                      Commitments and Contingencies

Rent expense charged to operations was $0.8 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.

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
              Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:

•	failure to successfully commercialize or maintain United States (US) approval for ARIKAYCE® (amikacin liposome inhalation suspension), our only approved product;

•	uncertainties in the degree of market acceptance of ARIKAYCE by physicians, patients, third-party payers and others in the health-care community;

•
our inability to obtain full approval of ARIKAYCE from the US Food and Drug Administration (FDA), including the risk that we will not successfully complete the confirmatory post-marketing study required for full approval;

•	inability of us, PARI Pharma GmbH (PARI) or our other third-party manufacturers to comply with regulatory requirements related to ARIKAYCE or the Lamira Nebulizer System (Lamira);

•	our inability to obtain adequate reimbursement from government or third-party payers for ARIKAYCE or acceptable prices for ARIKAYCE;

•	development of unexpected safety or efficacy concerns related to ARIKAYCE;

•
inaccuracies in our estimates of the size of the potential markets for ARIKAYCE or in data we have used to identify physicians, expected rates of patient uptake, duration of expected treatment, or expected patient adherence or discontinuation rates;

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

•
failure of third parties on which we are dependent to manufacture sufficient quantities of ARIKAYCE or our product candidates for commercial or clinical needs, to conduct our clinical trials, or to comply with laws and regulations that impact our business or agreements with us;

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

•
restrictions or other obligations imposed on us by agreements related to ARIKAYCE or our drug candidates, including our license agreements with PARI and AstraZeneca AB (AstraZeneca), and failure to comply with our obligations under such agreements;

•	the cost and potential reputational damage resulting from litigation to which we are or may become a party, including product liability claims;

•	limited experience operating internationally;

•	changes in laws and regulations applicable to our business and failure to comply with such laws and regulations;

•	inability to repay our existing indebtedness and uncertainties with respect to our ability to access future capital; and

•
delays in the execution of plans to build out and move into the leased space at our new headquarters and to build out an additional third-party manufacturing facility and unexpected expenses associated with those plans.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statement is based on information current as of the date of this Quarterly Report on Form 10-Q and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We disclaim any obligation, except as specifically required by law, and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2018.

OVERVIEW
     We are a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. Our first commercial product, ARIKAYCE (amikacin liposome inhalation suspension), received accelerated approval in the US on September 28, 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting, as defined by patients who do not achieve negative sputum cultures after a minimum of 6 consecutive months of a multidrug background regimen therapy. MAC lung disease is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Our clinical-stage pipeline includes INS1007 and INS1009. INS1007 is a novel oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1) with therapeutic potential in non-cystic fibrosis (non-CF) bronchiectasis and other inflammatory diseases. INS1009 is an inhaled formulation of a treprostinil prodrug that may offer a differentiated product profile for rare pulmonary disorders, including pulmonary arterial hypertension (PAH).
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

• We are exploring the potential of INS1007 in various neutrophil-driven inflammatory conditions, including treating granulomatosis with polyangiitis.

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

Our current priorities are as follows:

•	Continue our efforts to ensure a successful US launch of ARIKAYCE;

•	Complete the design and protocol of the confirmatory clinical trial required for the full US approval of ARIKAYCE by the FDA in patients with MAC during the first half of 2019;

•	Accelerate our global expansion efforts to support potential regulatory filings for ARIKAYCE in Europe in mid-2019 and Japan in the first half of 2020;

•
Advance our pipeline, which is intended to bring additional therapies to market for patients with serious and rare diseases, including completing enrollment in the WILLOW study, our six-month Phase 2 trial of INS1007 in patients with non-cystic fibrosis bronchiectasis, in mid-2019;

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

•	Explore INS1009 for use as an inhaled dry powder formulation and generate preclinical findings from our earlier-stage programs; and

•	Expand our rare disease pipeline through corporate development.

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

Subsequent lifecycle management studies could also potentially enable us to reach more patients. For instance, the use of ARIKAYCE to treat infections caused by non-MAC NTM species, such as M. abscessus, is being evaluated. These initiatives include investigator-initiated studies, which are clinical studies initiated and sponsored by physicians or research institutions with funding from us, and may also include new clinical studies sponsored by us.

Product Pipeline

INS1007

INS1007 is a small molecule, oral, reversible inhibitor of DPP1, which we licensed from AstraZeneca in October 2016. DPP1 is an enzyme responsible for activating neutrophil serine proteases in neutrophils when they are formed in the bone marrow. Neutrophils are the most common type of white blood cell and play an essential role in pathogen destruction and inflammatory mediation. Neutrophils contain the neutrophil serine proteases (including neutrophil elastase, proteinase 3, and cathepsin G) that have been implicated in a variety of inflammatory diseases. In chronic inflammatory lung diseases, neutrophils accumulate in the airways and release active neutrophil serine proteases in excess that cause lung destruction and inflammation. INS1007 may decrease the damaging effects of inflammatory diseases, such as non-CF bronchiectasis, by inhibiting DPP1 and its activation of neutrophil serine proteases. Non-CF bronchiectasis is a progressive pulmonary disorder in which the bronchi become permanently dilated due to chronic inflammation and infection. Currently, there is no cure, and we are not aware of any FDA-approved therapies specifically indicated for non-CF bronchiectasis. We are exploring the potential of INS1007 in various neutrophil-driven inflammatory conditions, including treating granulomatosis with polyangiitis.

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

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenues
Product revenues consist primarily of net sales of ARIKAYCE in the US. In October 2018, we began shipping ARIKAYCE to our customers in the US, which include specialty pharmacies and specialty distributors. We recognize revenue for product received by our customers net of allowances for customer credits, including prompt pay discounts, service fees, estimated rebates, including government rebates, such as Medicaid rebates and Medicare Part D coverage gap reimbursements in the US, chargebacks and returns. We also began recognizing revenue related to early access programs (EAPs) in Europe, consisting of sales to the French National Agency for Medicines and Health Products Safety (ANSM), which has granted ARIKAYCE a Temporary Authorization for Use (Autorisation Temporaire d'Utilisation or ATU) and from the named patient program in Germany, both compassionate use programs.

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
Selling, General and Administrative (SG&A) Expenses
SG&A expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for our non-employee directors and personnel serving in our executive, finance and accounting, legal and compliance, commercial and pre-commercial, corporate development, field sales, information technology, program management and human resource functions. SG&A expenses also include professional fees for legal services, consulting services, including pre-commercial planning activities such as disease awareness, insurance, board of director fees, tax and accounting services.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2019 and 2018

Overview - Operating Results
Our operating results for the quarter ended March 31, 2019, included the following:

•	Total revenues from sales of ARIKAYCE of $21.9 million during the quarter ended March 31, 2019;

•	Cost of product revenues (excluding amortization of intangibles) of $4.2 million during the quarter ended March 31, 2019 related to sales of ARIKAYCE;

•	Increased R&D expenses of $1.1 million as compared to the same period in the prior year primarily resulting from an increase in compensation and related expenses due to an increase in headcount;

•
Increased SG&A expenses of $22.2 million as compared to the same period in the prior year resulting from higher compensation and related expenses due to an increase in headcount, and an increase in commercial activities related to ARIKAYCE;

•	Amortization of intangible assets of $1.2 million during the quarter ended March 31, 2019; and

•
Increased interest expense of $1.1 million as compared to the same period in the prior year related to interest on the $450.0 million aggregate principal amount of 1.75% convertible senior notes due 2025 (the Convertible Notes).

Revenues
Total revenue consists of net sales of ARIKAYCE, which was approved by the FDA on September 28, 2018 and launched in the US in October 2018. The following table summarizes the sources of revenue for the three months ended March 31, 2019 (in thousands):

For the Three Months Ended March 31, 2019
Net product revenues, US	$20,983
Net product revenues, EAPs	919
Total revenues	$21,902

Cost of Product Revenues (excluding amortization of intangibles)
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, production-related overhead costs, and inventory adjustment charges, in addition to royalty expenses due to PARI. We began capitalizing inventory upon FDA approval of ARIKAYCE. Cost of product revenues (excluding amortization of intangible assets) was $4.2 million during the quarter ended March 31, 2019.
All product costs incurred prior to FDA approval of ARIKAYCE in September 2018 were expensed as R&D expenses. As mentioned above, our cost of product revenues includes certain expenses which are fixed, other expenses that were incurred after FDA approval and royalties based on net sales. We expect our cost of product revenues (excluding amortization of intangible assets) to continue to be positively impacted during 2019, as we sell through certain inventory that was expensed prior to FDA approval of ARIKAYCE in September 2018.
R&D Expenses

R&D expenses for the quarters ended March 31, 2019 and March 31, 2018 were comprised of the following (in thousands):

	Quarters Ended March 31,		Increase (decrease)
	2019	2018	$	%
External Expenses
Clinical development & research	$10,529	$7,818	$2,711	34.7%
Manufacturing	556	7,934	(7,378)	(93.0)%
Regulatory, quality assurance, and medical affairs	1,792	1,630	162	9.9%
Subtotal—external expenses	$12,877	$17,382	$(4,505)	(25.9)%
Internal Expenses
Compensation and benefit related expenses	$12,757	$7,953	$4,804	60.4%
Stock-based compensation	2,191	1,930	261	13.5%
Other internal operating expenses	3,378	2,833	545	19.2%
Subtotal—internal expenses	$18,326	$12,716	$5,610	44.1%
Total	$31,203	$30,098	$1,105	3.7%

R&D expenses increased to $31.2 million during the quarter ended March 31, 2019 from $30.1 million in the same period in 2018. The $1.1 million increase was primarily due to a $4.8 million increase in compensation and related expenses due to an increase in headcount and an increase of $2.7 million primarily due to increases in expenses related to the phase 2 WILLOW trial for INS1007. These increases were offset by a decrease of $7.4 million in external manufacturing expenses, (i) as raw materials purchased and CMO costs during the quarter ended March 31, 2019 were recorded as inventory, and (ii)

construction costs relating to the build-out of the Patheon UK Limited (Patheon) production facility during the quarter ended March 31, 2019 were classified as other assets.

During the quarter ended March 31, 2019, external R&D expenses of $12.9 million consisted of $4.9 million related to ARIKAYCE, $5.9 million related to INS1007, and $2.1 million related to other research expenses. During the quarter ended March 31, 2018, external R&D expenses of $17.4 million consisted of $14.6 million related to ARIKAYCE, $2.3 million related to INS1007, and $0.5 million related to other research expenses.

     SG&A Expenses

SG&A expenses for the quarters ended March 31, 2019 and March 31, 2018 were comprised of the following (in thousands):

	Quarters Ended March 31,		Increase (decrease)
	2019	2018	$	%
Compensation and benefit related expenses	$19,536	$11,708	$7,828	66.9%
Stock-based compensation	4,745	3,744	1,001	26.7%
Professional fees and other external expenses	21,591	12,929	8,662	67.0%
Facility related and other internal expenses	8,938	4,272	4,666	109.2%
Total SG&A expenses	$54,810	$32,653	$22,157	67.9%

SG&A expenses increased to $54.8 million during the quarter ended March 31, 2019 from $32.7 million in the same period in 2018. The $22.2 million increase was primarily due to $7.8 million in higher compensation and related expenses due to an increase in headcount, including the hiring of our field force, and $8.7 million in commercial expenses related to ARIKAYCE, including disease awareness, patient support activities, field operations and other professional fees.
Amortization of Intangible Assets
Amortization of intangible assets for the quarter ended March 31, 2019 was $1.2 million and is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestone paid to PARI for the FDA approval of ARIKAYCE.
Interest Expense

Interest expense was $6.7 million for the quarter ended March 31, 2019 as compared to $5.6 million in the same period in 2018. The $1.1 million increase in interest expense in the quarter ended March 31, 2019 as compared to the prior year period relates to interest on the $450.0 million aggregate principal amount of the Convertible Notes issued in late January 2018. The interest expense on the Convertible Notes is based on an effective interest rate of 7.6%.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential pharmaceutical product to the point of regulatory approval and commercialization. In recent years, we have funded our operations through public offerings of equity securities and debt financings. We commenced commercial shipments of ARIKAYCE beginning in October 2018. We expect to continue to incur operating losses both in our US and certain international entities, as we plan to fund R&D for ARIKAYCE and our other pipeline programs, continue commercial launch activities for ARIKAYCE in the US, continue to invest in pre-commercial and regulatory activities for ARIKAYCE in Europe and Japan, and other general and administrative activities.

In January 2018, we completed an underwritten public offering of $450.0 million aggregate principal amount of Convertible Notes, including the exercise in full of the underwriter's option to purchase additional Convertible Notes. Our net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were $435.8 million.

We may need to raise additional capital to fund our operations, including continued commercialization of ARIKAYCE and future clinical trials related to ARIKAYCE, to develop INS1007 and INS1009, and to develop, acquire, in-license or co-

promote other products that address orphan or rare diseases. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. We expect to opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. We expect such additional funding, if any, would be used to continue to commercialize ARIKAYCE, to conduct further trials of ARIKAYCE, to develop our product candidates, or to pursue the license or purchase of other technologies or products and product candidates. During 2019, we plan to support the ongoing commercial launch of ARIKAYCE in the US, to continue to fund further clinical development of ARIKAYCE and INS1007, and support efforts to obtain regulatory approvals for ARIKAYCE outside the US. Our cash requirements for 2019 will be impacted by a number of factors, the most significant of which are expenses related to the commercialization efforts for ARIKAYCE, expenses related to the WILLOW trial for INS1007, and to a lesser extent, future ARIKAYCE clinical trials.

Cash Flows

As of March 31, 2019, we had cash and cash equivalents of $420.2 million, as compared with $495.1 million as of December 31, 2018. The $74.8 million decrease was due to cash used in operating activities and, to a lesser extent, cash used in investing activities. Our working capital was $360.4 million as of March 31, 2019 as compared with $439.2 million as of December 31, 2018.

Net cash used in operating activities was $73.8 million and $67.4 million for the three months ended March 31, 2019 and 2018, respectively. The net cash used in operating activities during the three months ended March 31, 2019 and 2018 was primarily for the commercial, pre-commercial (in 2018), clinical and manufacturing activities related to ARIKAYCE, as well as SG&A expenses. In addition, net cash used in operating activities during the three months ended March 31, 2019 included clinical trial expenses related to INS1007.

Net cash used in investing activities was $4.0 million and $5.4 million for the three months ended March 31, 2019 and 2018, respectively. The net cash used in investing activities during the three months ended March 31, 2019 and 2018 was primarily related to the purchase of fixed assets for our long-term production capacity build-out at Patheon. We expect our cash used in investing activities to increase for the year ended December 31, 2019 due primarily to our investments in the build-out of our new corporate headquarters and our long-term production capacity build-out at Patheon.

Net cash provided by financing activities was $3.0 million and $378.2 million for the three months ended March 31, 2019 and 2018, respectively. Net cash provided by financing activities for the three months ended March 31, 2019 was primarily due to cash proceeds from stock option exercises and participation in our employee stock purchase program. Net cash provided by financing activities for the three months ended March 31, 2018 included net cash proceeds of $435.8 million from our issuance of Convertible Notes in January 2018, partially offset by the February 2018 pay-off of our outstanding debt to Hercules Capital in the amount of $55.0 million.

Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations during the three months ended March 31, 2019 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. For the required interim disclosure updates related to our accounting policies, see Note 2 to our consolidated financial statements — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government.

As of March 31, 2019, we had $450.0 million of Convertible Notes outstanding which bear interest at a coupon rate of 1.75%. If a 10% change in interest rates had occurred on March 31, 2019, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the three months ended March 31, 2019 and 2018, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, we implemented processes and internal controls related to the January 1, 2019 adoption of ASU 2016-02. The implementation of these processes resulted in material changes to our internal control over financial reporting. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for the fiscal year ended December 31, 2019.

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

ITEM 1A.                                       RISK FACTORS

There have been no material changes during the quarter ended March 31, 2019 to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities by the Company during the quarter ended March 31, 2019.

ITEM 6.                                                EXHIBITS

Exhibit Index

3.1
Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 6, 2015).

10.1	Form of Award Agreement for Restricted Stock Units issued to directors pursuant to the Insmed Incorporated 2017 Incentive Plan.

10.2	First Amendment to Lease, dated October 1, 2016, between CIP II/AR Bridgewater Holdings LLC and Insmed Incorporated

10.3	Second Amendment to Lease, dated October 17, 2018, between CIP II/AR Bridgewater Holdings LLC and Insmed Incorporated

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

101
The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended March 31, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (iv) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: May 7, 2019	By	/s/ Paolo Tombesi
Paolo Tombesi
Chief Financial Officer
(Principal Financial and Accounting Officer)