Form 10-Q
period 2019-06-30
INSMED Inc
filed 2019-08-01
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2019, there were 89,207,638 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$601,260	$495,072
Accounts receivable	11,638	5,515
Inventory	20,160	7,032
Prepaid expenses and other current assets	15,856	11,327
Total current assets	648,914	518,946

Intangibles, net	56,179	58,675
Fixed assets, net	38,913	22,636
Operating lease right-of-use assets	42,316	—
Other assets	16,461	4,299
Total assets	$802,783	$604,556

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,031	$17,741
Accrued expenses	49,363	38,254
Accrued compensation	10,218	22,208
Lease liabilities	9,184	—
Other current liabilities	234	1,529
Total current liabilities	86,030	79,732

Debt, long-term	326,128	316,558
Long-term lease liabilities	33,530	—
Other long-term liabilities	522	—
Total liabilities	446,210	396,290

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 89,207,455 and 77,307,521 issued and outstanding shares at June 30, 2019 and December 31, 2018, respectively	892	773
Additional paid-in capital	1,778,517	1,489,664
Accumulated deficit	(1,422,829)	(1,282,162)
Accumulated other comprehensive loss	(7)	(9)
Total shareholders’ equity	356,573	208,266
Total liabilities and shareholders’ equity	$802,783	$604,556
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues, net	$29,972	$—	$51,874	$—

Costs and expenses:
Cost of product revenues (excluding amortization of intangible assets)	4,919	—	9,069	—
Research and development	33,538	35,722	64,741	65,820
Selling, general and administrative	52,433	37,160	107,243	69,813
Amortization of intangible assets	1,248	—	2,496	—
Total costs and expenses	92,138	72,882	183,549	135,633

Operating loss	(62,166)	(72,882)	(131,675)	(135,633)

Investment income	2,578	2,729	4,994	4,769
Interest expense	(6,785)	(6,488)	(13,511)	(12,130)
Loss on extinguishment of debt	—	—	—	(2,209)
Other (expense) income, net	(51)	244	(170)	330
Loss before income taxes	(66,424)	(76,397)	(140,362)	(144,873)

Provision for income taxes	90	40	305	88

Net loss	$(66,514)	$(76,437)	$(140,667)	$(144,961)

Basic and diluted net loss per share	$(0.81)	$(1.00)	$(1.77)	$(1.89)

Weighted average basic and diluted common shares outstanding	81,806	76,767	79,685	76,693

Net loss	$(66,514)	$(76,437)	$(140,667)	$(144,961)
Other comprehensive income:
Foreign currency translation (losses) gains	(37)	(21)	2	21
Total comprehensive loss	$(66,551)	$(76,458)	$(140,665)	$(144,940)

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at April 1, 2018	76,623	$766	$1,460,460	$(1,026,409)	$39	$434,856
Comprehensive loss:
Net loss				(76,437)		(76,437)
Other comprehensive income					(21)	(21)
Exercise of stock options	369	4	5,639			5,643
Equity component of convertible debt issuance			(29)			(29)
Issuance of common stock for vesting of RSUs	47					—
Stock compensation expense			6,629			6,629
Balance at June 30, 2018	77,039	$770	$1,472,699	$(1,102,846)	$18	$370,641

Balance at April 1, 2019	77,596	$776	$1,499,646	$(1,356,315)	$30	$144,137
Comprehensive loss:
Net loss				(66,514)		(66,514)
Other comprehensive income					(37)	(37)
Exercise of stock options and ESPP shares	910	8	10,447			10,455
Net proceeds from issuance of common stock	10,658	107	261,071			261,178
Issuance of common stock for vesting of RSUs	43	1				1
Stock compensation expense			7,353			7,353
Balance at June 30, 2019	89,207	$892	$1,778,517	$(1,422,829)	$(7)	$356,573

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited) (continued)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2018	76,611	$766	$1,318,181	$(957,885)	$(3)	$361,059
Comprehensive loss:
Net loss				(144,961)		(144,961)
Other comprehensive income					21	21
Exercise of stock options	381	4	5,781			5,785
Equity component of convertible debt issuance			136,434			136,434
Issuance of common stock for vesting of RSUs	47					—
Stock compensation expense			12,303			12,303
Balance at June 30, 2018	77,039	$770	$1,472,699	$(1,102,846)	$18	$370,641

Balance at January 1, 2019	77,308	$773	$1,489,664	$(1,282,162)	$(9)	$208,266
Comprehensive loss:
Net loss				(140,667)		(140,667)
Other comprehensive income					2	2
Exercise of stock options and ESPP shares	1,163	11	13,493			13,504
Net proceeds from issuance of common stock	10,658	107	261,071			261,178
Issuance of common stock for vesting of RSUs	78	1				1
Stock compensation expense			14,289			14,289
Balance at June 30, 2019	89,207	$892	$1,778,517	$(1,422,829)	$(7)	$356,573

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(140,667)	$(144,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,245	1,698
Amortization of intangible assets	2,496	—
Stock-based compensation expense	14,289	12,303
Loss on extinguishment of debt	—	2,209
Amortization of debt issuance costs	698	585
Accretion of debt discount and back-end fee	8,872	7,302
Changes in operating assets and liabilities:
Accounts receivable	(6,123)	—
Inventory	(13,128)	—
Prepaid expenses and other current assets	(4,588)	(3,653)
Other assets	(12,087)	—
Accounts payable	(1,284)	1,981
Accrued expenses and other	7,390	5,037
Accrued compensation	(11,990)	(4,826)
Net cash used in operating activities	(153,877)	(122,325)
Investing activities
Purchase of fixed assets	(14,638)	(8,212)
Net cash used in investing activities	(14,638)	(8,212)
Financing activities
Proceeds from exercise of stock options and ESPP	13,504	5,785
Proceeds from issuance of common stock, net	261,178	—
Payment on extinguishment of debt	—	(2,835)
Payment of debt	—	(55,000)
Proceeds from issuance of 1.75% convertible senior notes due 2025	—	450,000
Payment of debt issuance costs	—	(14,235)
Net cash provided by financing activities	274,682	383,715
Effect of exchange rates on cash and cash equivalents	21	(14)
Net increase in cash and cash equivalents	106,188	253,164
Cash and cash equivalents at beginning of period	495,072	381,165
Cash and cash equivalents at end of period	$601,260	$634,329
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,941	$1,276
Cash paid for income taxes	$200	$93

 See accompanying notes to consolidated financial statements

INSMED INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                    The Company and Basis of Presentation

Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE (amikacin liposome inhalation suspension), received accelerated approval in the United States (US) in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options. MAC lung disease is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's clinical-stage pipeline includes INS1007 and INS1009. INS1007 is a novel oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1) with therapeutic potential in non-cystic fibrosis (non-CF) bronchiectasis and other inflammatory diseases. INS1009 is an inhaled formulation of a treprostinil prodrug that may offer a differentiated product profile for rare pulmonary disorders, including pulmonary arterial hypertension (PAH).

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

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated in consolidation and certain prior year amounts have been reclassified to conform to the current year presentation.

The Company had $601.3 million in cash and cash equivalents as of June 30, 2019 and reported a net loss of $140.7 million for the six months ended June 30, 2019. Historically, the Company has funded its operations through public offerings of equity securities and debt financings. The Company commenced commercial shipments of ARIKAYCE in October 2018. The Company expects to continue to incur operating losses both at our US and certain international entities while funding research and development (R&D) activities for ARIKAYCE and our other pipeline programs, continuing commercial launch activities for ARIKAYCE in the US, continuing to invest in pre-commercial and regulatory activities for ARIKAYCE in Europe and Japan, and funding other general and administrative activities. The Company expects its future cash requirements to be substantial, and the Company may need to raise additional capital to fund operations, including the commercialization of ARIKAYCE and additional clinical trials related to ARIKAYCE, to develop INS1007 and INS1009 and to develop, acquire, in-license or co-promote other products or product candidates that address orphan or rare diseases.

  In the second quarter of 2019, the Company completed an underwritten offering of 10,657,692 shares of the Company's common stock, which included the underwriters' exercise in full of its over-allotment option of 1,042,307 shares from the Company at a price to the public of $26.00, less underwriting discounts and commissions. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and offering expenses of $15.9 million, were $261.2 million. The offering also included the sale of 400,000 shares from the Company's Chairman and Chief Executive Officer, from which the Company received no proceeds. The source, timing and availability of any future financing or other transaction will depend principally upon continued progress in the Company’s commercial, regulatory and development activities. Any equity or debt financing will also be contingent upon equity and debt market conditions and interest rates at the time. If the Company is unable to obtain sufficient additional funds when required, the Company may be forced to delay, restrict or eliminate all or a portion of its development programs or commercialization efforts.

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

Fair Value Measurements - The Company categorizes its financial assets and liabilities measured and reported at fair value in the financial statements on a recurring basis based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs used to determine the fair value of financial assets and liabilities, are as follows:

•Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the assets or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

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

The Company’s only financial assets and liabilities which were measured at fair value as of June 30, 2019 and December 31, 2018 were Level 1 assets comprised of cash and cash equivalents. The Company's cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of June 30, 2019
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$601.3	$601.3	$—	$—

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019 and December 31, 2018, the Company held no securities that were in an unrealized gain or loss position.

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

The estimated fair value of the liability component of the Company's 1.75% convertible senior notes due 2025 (the Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of June 30, 2019 was $431.9 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the Convertible Notes. The $326.1 million carrying value of the Convertibles Notes as of June 30, 2019 excludes the $116.1 million of the unamortized portion of the debt discount.

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

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net loss	$(66,514)	$(76,437)	$(140,667)	$(144,961)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	81,806	76,767	79,685	76,693
Effect of dilutive securities:
Common stock options	—	—	—	—
RSUs	—	—	—	—
Convertible debt securities	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	81,806	76,767	79,685	76,693
Net loss per share:
Basic and diluted	$(0.81)	$(1.00)	$(1.77)	$(1.89)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of June 30, 2019 and 2018 as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2019	2018
Stock options to purchase common stock	11,034	9,578
Unvested RSUs	475	236
Convertible debt securities	11,492	11,492

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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the six months ended June 30, 2019.

Percentage of Total Gross Product Revenue
Customer A	31%
Customer B	30%
Customer C	19%
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
Cost of product revenues (excluding amortization of intangible assets) - Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to royalty expenses due to PARI Pharma GmbH (PARI). Prior to FDA approval of ARIKAYCE, the Company expensed all inventory related costs in the period incurred. Inventory used for clinical development purposes is expensed to research and development (R&D) expense when consumed.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those years) and early adoption was permitted. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which provided a transition option in which an entity would initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company used the new transition option and the package of practical expedients that allowed it to not reassess: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) initial direct costs for any expired or existing leases. The Company also used the practical expedient that allows it to treat the lease and non-lease components of its leases as a single component. The Company adopted ASU 2016-02 effective January 1, 2019. The impact of the adoption of ASU 2016-02 on the consolidated balance sheet was $47.4 million. Refer to Note 7 - Leases for additional details about the Company's lease portfolio, including Topic 842 required disclosures.

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

3.        Inventory
As of June 30, 2019 and December 31, 2018, the Company's inventory balance consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$9,216	$2,145
Work-in-process	9,008	4,567
Finished goods	1,936	320
	$20,160	$7,032

Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. The Company began capitalizing inventory costs following FDA approval of ARIKAYCE in September 2018. The Company has not recorded any inventory write downs since that time. The Company currently uses a limited number of third-party contract manufacturing organizations (CMOs) to produce its inventory.

4.                                      Intangibles, net

As of June 30, 2019, the Company's identifiable intangible assets consisted of acquired ARIKAYCE R&D and a milestone paid to PARI for the license to use PARI's Lamira® Nebulizer System for the delivery of ARIKAYCE to patients as a result of the FDA approval of ARIKAYCE in September 2018. Total intangible assets, net was $56.2 million as of June 30, 2019 and $58.7 million as of December 31, 2018.

Intangible assets are measured at their respective fair values on the date they were recorded and, with respect to the acquired ARIKAYCE milestone, at the date of subsequent adjustments of fair value. The Company began amortizing its intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. A rollforward of the Company's intangible assets for the six months ended June 30, 2019 follows (in thousands):

	2019
Intangible Asset	January 1,	Additions	Amortization	June 30,
Acquired ARIKAYCE R&D	$56,988	$—	$(2,425)	$54,563
PARI milestone upon FDA approval	1,687	—	(71)	1,616
Intangible assets	$58,675	$—	$(2,496)	$56,179

Amortization of intangible assets during each of the next five years is estimated to be approximately $5.0 million per year. The Company reviews the recoverability of these finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During the quarter ended June 30, 2019, no indicators of impairment were identified.

5. Fixed Assets, net

Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)
Asset Description		As of June 30, 2019	As of December 31, 2018
Lab equipment	7	$8,557	$7,935
Furniture and fixtures	7	2,559	2,320
Computer hardware and software	3-5	4,841	3,796
Office equipment	7	65	65
Manufacturing equipment	7	1,398	1,166
Leasehold improvements	lease term	8,861	7,202
Construction in Progress (CIP)	—	29,050	14,325
		55,331	36,809
Less accumulated depreciation		(16,418)	(14,173)
Fixed assets, net		$38,913	$22,636

Fixed assets, net of depreciation increased to $38.9 million as of June 30, 2019 from $22.6 million as of December 31, 2018. The increase was primarily due to $14.7 million in CIP for the manufacturing equipment related to the long-term capacity build-out at the Patheon UK Limited (Patheon) facility and build-out of the Company's new corporate headquarters.

6.                                      Accrued Expenses

As of June 30, 2019 and December 31, 2018, the Company's accrued expenses balance consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued clinical trial expenses	$6,179	$6,635
Accrued professional fees	10,014	13,398
Accrued technical operation expenses	13,513	9,371
Accrued royalty payable	1,389	409
Accrued interest payable	3,631	3,631
Accrued sales allowances and related costs	3,206	818
Accrued construction costs	6,521	2,946
Other accrued expenses	4,910	1,046
	$49,363	$38,254

7.                                    Leases

The Company's lease portfolio consists primarily of office space, manufacturing facilities and fleet vehicles. Currently, all of the Company's leases that have commenced are classified as operating leases. The terms of the Company's lease agreements that have commenced range from less than one year to seven years. In its assessment of the term of each such lease, the Company has not included any options to extend or terminate the lease due to the absence of economic incentives in its lease agreements. As permitted by the practical expedient in ASU 2016-02, leases that qualify for treatment as a short-term lease are expensed as incurred. These short-term leases are not material to the Company's financial position. Furthermore, the Company has elected the practical expedient to not separate lease and non-lease components for all classes of underlying assets. The Company's leases do not contain residual value guarantees and it does not sublease any of its leased assets.

The Company outsources its manufacturing operations to CMOs. Upon review of the agreements with its CMOs, the Company determined that these contracts contain embedded leases for dedicated manufacturing facilities. The Company obtains substantially all of the economic benefits from the use of the manufacturing facilities, has the right to direct how and for what purpose the facility is used throughout the period of use, and the supplier does not have the right to change the operating instructions of the facility. The operating lease right-of-use assets and corresponding lease liabilities associated with the manufacturing facilities is the sum of the minimum guarantees over the life of the production contracts.

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

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease cost
Operating lease cost	$3,075	$6,154
Total lease cost	$3,075	$6,154

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,141	$6,275
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$47,396
Weighted average remaining lease term - operating leases (years)	5.3 years	5.3 years
Weighted average discount rate - operating leases	7.3%	7.3%

The table below presents the maturity of lease liabilities on an annual basis for the remaining years of the Company's commenced lease agreements (in thousands).

Year ending December 31,
2019 (remaining)	$6,230
2020	11,000
2021	10,287
2022	6,000
2023	6,000
Thereafter	12,000
Total	51,517
Less: present value discount	8,803
Present value of lease liabilities	$42,714
Balance sheet classification at June 30, 2019:
Current lease liabilities	$9,184
Long-term lease liabilities	33,530
Total lease liabilities	$42,714

In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. In September 2018, the Company entered into an agreement to lease its new corporate headquarters in Bridgewater, NJ for which the initial lease term expires in June 2030. Upon commencement of the lease, which is anticipated to occur in the second half of 2019, the lease will be accounted for as a finance lease and the Company estimates the impact on its consolidated balance sheet will be approximately $20 million to $25 million.

Additionally, in October 2017, the Company entered into certain agreements with Patheon related to increasing its long-term production capacity for ARIKAYCE commercial inventory. Similar to the CMO arrangements previously described, the Company has determined that this agreement with Patheon contains an embedded lease for the manufacturing facility and the specialized equipment contained therein. Certain costs incurred by the Company under the agreement of $12.4 million, subsequent to the adoption of ASU 2016-02, have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, the lease will be accounted for as an operating lease and prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease right-of-use asset and related lease liability.

8.                                    Debt

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

The Convertible Notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in the convertible notes are not required to be separately accounted for as a derivative. However, since the Convertible Notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate the Convertible Notes into liability and equity components. The carrying amount of the liability component as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the gross proceeds of the Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6%, and accordingly, the residual equity component on the date of issuance was$140.9 million. The discount is being amortized to interest expense over the term of the Convertible Notes and has a remaining period of approximately 5.5 years. The following table presents the carrying value of the Company’s debt balance (in thousands):

	June 30, 2019	December 31, 2018
1.75% convertible senior notes due 2025	$450,000	$450,000
Debt issuance costs, unamortized	(7,742)	(8,440)
Discount on debt	(116,130)	(125,002)
Long-term debt, net	$326,128	$316,558

As of June 30, 2019, future principal repayments of the debt for each of the fiscal years through maturity were as follows (in thousands):

Year Ending December 31:
2019	$—
2020	—
2021	—
2022	—
2023	—
2024 and thereafter	450,000
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

Interest Expense

Interest expense related to the Convertible Notes for the three and six months ended June 30, 2019 and June 30, 2018, which includes the contractual interest coupon payable semi-annually in cash, the amortization of the issuance costs, and accretion of debt discount is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	$1,970	$1,971	$3,941	$4,243
Amortization of debt issuance costs	349	286	698	585
Accretion of back-end fee on debt	—	—	—	50
Accretion of debt discount	4,466	4,231	8,872	7,252
Total interest expense	$6,785	$6,488	$13,511	$12,130

9.                                      Shareholders’ Equity

Common Stock — As of June 30, 2019, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 89,207,455 shares of common stock issued and outstanding. In addition, as of June 30, 2019, the Company had reserved 11,033,658 shares of common stock for issuance upon the exercise of outstanding stock options and 475,106 shares of common stock for issuance upon the vesting of RSUs. The Company has also reserved 11,492,280 shares of common stock for issuance upon conversion of the Convertible Notes, subject to adjustment in accordance with the Indenture.

In the second quarter of 2019, the Company completed an underwritten public offering of 10,657,692 shares of the Company's common stock, which included the underwriters' exercise in full of its over-allotment option of 1,042,307 shares from the Company at a price to the public of $26.00, less underwriting discounts and commissions. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and offering expenses of $15.9 million, were $261.2 million. The offering also included the sale of 400,000 shares from the Company's Chairman and Chief Executive Officer, from which the Company received no proceeds.

In January 2018, the Company completed an underwritten public offering of $450.0 million aggregate principal amount of Convertible Notes, including the exercise in full of the underwriter's option to purchase additional Convertible Notes. The fair value of the liability component of the Convertible Notes on the date of issuance was estimated at $309.1 million, and accordingly, the equity component (included in additional paid-in capital) on the date of issuance was calculated as $140.9 million using the residual method, as further described in Note 8 Debt.

Preferred Stock — As of June 30, 2019, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.

10.                                      Stock-Based Compensation

The Company’s current equity compensation plan, the 2019 Incentive Plan, was approved by shareholders at the Company’s Annual Meeting of Shareholders on May 16, 2019. The 2019 Incentive Plan is administered by the Compensation Committee and the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. On May 16, 2019, upon the approval of the 2019 Incentive Plan by shareholders, 3,500,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the 2017 Incentive Plan, 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. As of June 30, 2019, 3,817,005 shares remained for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the NASDAQ inducement grant exception. During the six months ended June 30, 2019, the Company granted inducement stock options covering 137,430 shares of the Company's common stock to new employees.

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

Stock Options - As of June 30, 2019, there was $38.7 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.9 years. During the quarter ended September 30, 2018, performance-condition options totaling $1.1 million, or 133,334 shares, met their recognition criteria as a result of the FDA approval of ARIKAYCE and vested in full. As of June 30, 2019, there were no performance-condition options outstanding.

Restricted Stock Units — As of June 30, 2019, there was $9.7 million of unrecognized compensation expense related to unvested RSU awards which is expected to be recognized over a weighted average period of 3.2 years.

The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options and RSUs during the three and six months ended June 30, 2019 and 2018, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$2.2	$2.7	$4.4	$4.6
Selling, general and administrative	5.2	3.9	9.9	7.7
Total	$7.4	$6.6	$14.3	$12.3

11.                                      Income Taxes

The Company’s provision for income taxes was $0.1 million and $0.0 million for the three months ended June 30, 2019 and June 30, 2018, respectively and $0.3 million and $0.1 million for the six months ended June 30, 2019 and June 30, 2018, respectively. The provision for income taxes in both periods was a result of certain of the Company’s international subsidiaries, which had taxable income during the three and six months ended June 30, 2019 and 2018. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company’s deferred tax assets and therefore no tax benefit was recorded.

The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the Company's federal tax returns for the years ended 2014 and later, and is generally open for certain states for the years 2013 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of June 30, 2019 and December 31, 2018, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the United States. However, given the Company’s valuation allowance position these reserves do not have an impact on the balance sheet as of June 30, 2019 and December 31, 2018 or the income statement for the three and six months ended June 30, 2019 and June 30, 2018. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.

12.                                      Commitments and Contingencies

Rent expense charged to operations was $0.8 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and was $1.6 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.

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

Cautionary Note Regarding Forward-Looking Statements

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
              Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
•failure to successfully commercialize or maintain United States (US) approval for ARIKAYCE (amikacin liposome inhalation suspension), our only approved product;
•uncertainties in the degree of market acceptance of ARIKAYCE by physicians, patients, third-party payors and others in the health care community;
•our inability to obtain full approval of ARIKAYCE from the US Food and Drug Administration (FDA), including the risk that we will not timely and successfully complete the study to verify a patient reported outcome (PRO) tool and the confirmatory post-marketing study required for full approval;
•inability of us, PARI Pharma GmbH (PARI) or our other third-party manufacturers to comply with regulatory requirements related to ARIKAYCE or the Lamira Nebulizer System (Lamira);
•our inability to obtain adequate reimbursement from government or third-party payors for ARIKAYCE or acceptable prices for ARIKAYCE;
•development of unexpected safety or efficacy concerns related to ARIKAYCE;
•inaccuracies in our estimates of the size of the potential markets for ARIKAYCE or in data we have used to identify physicians, expected rates of patient uptake, duration of expected treatment, or expected patient adherence or discontinuation rates;
•our inability to create an effective direct sales and marketing infrastructure or to partner with third parties that offer such an infrastructure for distribution of ARIKAYCE;
•failure to obtain regulatory approval to expand ARIKAYCE’s indication to a broader patient population;
•failure to successfully conduct future clinical trials for ARIKAYCE and our product candidates, including due to our limited experience in conducting preclinical development activities and clinical trials necessary for regulatory approval and our inability to enroll or retain sufficient patients to conduct and complete the trials or generate data necessary for regulatory approval;
•risks that our clinical studies will be delayed or that serious side effects will be identified during drug development;

•failure to obtain, or delays in obtaining, regulatory approvals for ARIKAYCE outside the US or for our product candidates in the US, Europe, Japan or other markets, including in the United Kingdom as a result of the United Kingdom’s planned exit from the European Union;
•failure of third parties on which we are dependent to manufacture sufficient quantities of ARIKAYCE or our product candidates for commercial or clinical needs, to conduct our clinical trials, or to comply with laws and regulations that impact our business or agreements with us;
•our inability to attract and retain key personnel or to effectively manage our growth;
•our inability to adapt to our highly competitive and changing environment;
•our inability to adequately protect our intellectual property rights or prevent disclosure of our trade secrets and other proprietary information and costs associated with litigation or other proceedings related to such matters;
•restrictions or other obligations imposed on us by agreements related to ARIKAYCE or our product candidates, including our license agreements with PARI and AstraZeneca AB (AstraZeneca), and failure to comply with our obligations under such agreements;
•the cost and potential reputational damage resulting from litigation to which we are or may become a party, including product liability claims;
•limited experience operating internationally;
•changes in laws and regulations applicable to our business, including any pricing reform, and failure to comply with such laws and regulations;
•inability to repay our existing indebtedness and uncertainties with respect to our ability to access future capital; and
•delays in the execution of plans to build out and move into the leased space at our new headquarters and to build out an additional FDA-approved third-party manufacturing facility and unexpected expenses associated with those plans.

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

OVERVIEW
  We are a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. Our first commercial product, ARIKAYCE (amikacin liposome inhalation suspension), received accelerated approval in the US in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting, as defined by patients who do not achieve negative sputum cultures after a minimum of 6 consecutive months of a multidrug background regimen therapy. MAC lung disease is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Our clinical-stage pipeline includes INS1007 and INS1009. INS1007 is a novel oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1) with therapeutic potential in non-cystic fibrosis (non-CF) bronchiectasis and other inflammatory diseases. INS1009 is an inhaled formulation of a treprostinil prodrug that may offer a differentiated product profile for rare pulmonary disorders, including pulmonary arterial hypertension (PAH).
The table below summarizes the current status and anticipated milestones for ARIKAYCE and our product candidates INS1007 and INS1009.

Principal Product/Product Candidate	Status	Next Expected Milestones
ARIKAYCE for MAC lung disease
• We continue to focus on the execution of a successful commercial launch of ARIKAYCE in the US. The product was granted accelerated approval by the FDA for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients who have limited or no alternative treatment options. We began commercial shipments of ARIKAYCE in October 2018.

• In July 2019, we filed a marketing authorization application (MAA) with the European Medicines Agency (EMA) for ARIKAYCE for the treatment of patients with persistent MAC lung infection. The MAA filing was subsequently validated. The proposed indication reflects the same population of refractory MAC lung disease patients for which ARIKAYCE is approved in the US.

• The FDA has designated ARIKAYCE as an orphan drug and a qualified infectious disease product (QIDP) for nontuberculous mycobacterial (NTM) lung disease, and the European Commission has granted an orphan designation for ARIKAYCE for the treatment of NTM lung disease.

• In addition to our MAA, we intend to submit regulatory filings for ARIKAYCE in Japan in the first half of 2020. If approved by the relevant regulatory authorities, we expect ARIKAYCE would be the first inhaled therapy specifically indicated for the treatment of MAC lung disease in Europe and Japan.

• If approved by the relevant regulatory authorities, we plan to commercialize ARIKAYCE in certain countries in Europe, Japan and certain other countries.

• We continue to collaborate with the FDA on the post-approval confirmatory clinical trial required for full approval. We have initiated efforts to evaluate an appropriate patient reported outcome (PRO) tool that will enable the assessment of therapies for the treatment of NTM lung disease. If a PRO tool is verified through a short-term study, we plan to begin the confirmatory clinical study of ARIKAYCE in a front-line setting of patients with MAC lung disease. In addition, we intend to conduct a separate study in patients with NTM lung disease caused by M. abscessus.

INS1007 (oral reversible inhibitor of DPP1) for non-CF bronchiectasis and other rare diseases
• In May 2019, we completed enrollment of patients in the WILLOW study, a global phase 2, randomized, double-blind, placebo-controlled, parallel-group, multi-center clinical study to assess the efficacy, safety and tolerability, and pharmacokinetics of INS1007 administered once daily for 24 weeks in subjects with non-CF bronchiectasis.
• We expect top-line data from the WILLOW clinical study of INS1007 in the first quarter of 2020.

• We are also exploring the potential of INS1007 in various neutrophil-driven inflammatory conditions, including treating granulomatosis with polyangiitis
INS1009 (inhaled formulation of a treprostinil prodrug) for rare pulmonary disorders	• The results of a phase 1 study of INS1009 were presented at the European Respiratory Society international congress in September 2016.	• We believe INS1009 may offer a differentiated product profile for rare pulmonary disorders, including PAH, and we are currently evaluating our options to advance its development including exploring its use as an inhaled dry powder formulation.

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

Our Strategy

Our strategy focuses on the needs of patients with rare diseases. We secured accelerated approval from the FDA of ARIKAYCE for the treatment of refractory MAC lung disease in patients with limited or no alternative treatment options, and currently are primarily focused on the US commercial launch of ARIKAYCE. We are also seeking regulatory approval in Europe and Japan. We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with MAC, as well as in other infections. We are also advancing earlier-stage programs in other rare pulmonary disorders.

Our current priorities are as follows:

•Continue our efforts to ensure a successful US launch of ARIKAYCE;
•Develop and validate a PRO tool for NTM lung disease to be used in, among other trials, the required confirmatory clinical trial required for the full US approval of ARIKAYCE by the FDA in patients with MAC lung disease;
•Continue our global expansion efforts in Europe and Japan to support pre-commercial activities in those regions and support the potential regulatory filings for ARIKAYCE in Japan in the first half of 2020;
•Advance our pipeline, which is intended to bring additional therapies to market for patients with serious and rare diseases, including conducting the WILLOW study, our six-month Phase 2 trial of INS1007 in patients with non-CF bronchiectasis;
•Ensure our product supply chain will support the global commercialization and potential future lifecycle management programs of ARIKAYCE;
•Develop the core value dossier to support the reimbursement for ARIKAYCE in the US, Europe and Japan;
•Obtain determinations of coverage and reimbursement in the US for ARIKAYCE from governmental and other third-party payors;
•Support further research and lifecycle management strategies for ARIKAYCE, including the potential use of ARIKAYCE as part of a front-line, multi-drug regimen and as a maintenance therapy to prevent recurrence (defined as true relapse or reinfection) of MAC lung disease;
•Explore INS1009 for use as an inhaled dry powder formulation in PAH and generate preclinical findings from our earlier-stage programs; and
•Expand our rare disease pipeline through corporate development.

ARIKAYCE for Patients with MAC Lung Disease

ARIKAYCE is our first approved product. ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options. MAC lung disease is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Amikacin solution for parenteral administration is an established drug that has activity against a variety of NTM; however, its use is limited by the need to administer it intravenously and by toxicity to hearing, balance, and kidney function (Peloquin et al., 2004). Unlike amikacin solution for intravenous administration, our proprietary Pulmovance™ technology uses charge-neutral liposomes to deliver amikacin directly to the lungs where liposomal amikacin is taken up by the lung macrophages where the MAC infection resides. This technology also prolongs the release of amikacin in the lungs, while minimizing systemic exposure, thereby offering the potential for decreased systemic toxicities. ARIKAYCE's ability to deliver high levels of amikacin directly to the lung and sites of MAC infection via the use of our Pulmovance technology, distinguishes it from intravenous amikacin. ARIKAYCE is administered once-daily, using Lamira®, an inhalation device developed and manufactured by PARI. Lamira is a portable nebulizer that enables aerosolization of liquid medications via a vibrating, perforated membrane, and was designed specifically for ARIKAYCE delivery.

The FDA has designated ARIKAYCE as an orphan drug and a QIDP for NTM lung disease. Orphan designated drugs are eligible for seven years of exclusivity for the orphan indication. QIDP designation features an additional five years of exclusivity for the designated indication. The FDA granted a total of 12 years of regulatory exclusivity in the indication for which ARIKAYCE was approved.

Accelerated Approval

In March 2018, we submitted a new drug application (NDA) for ARIKAYCE to the FDA to request accelerated approval. Accelerated approval allows drugs that (i) are being developed to treat a serious or life-threatening disease or condition and (ii) provide a meaningful therapeutic benefit over existing treatments to be approved substantially based on an intermediate endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit, rather than a clinical endpoint such as survival or irreversible morbidity. In September 2018, the FDA granted approval for ARIKAYCE under the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD) for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options via the accelerated approval pathway. LPAD, which was enacted as part of the 21st Century Cures Act, serves to advance the development of new antibacterial drugs to treat serious or life-threatening infections in limited populations of patients with unmet needs. As required for drugs approved under the LPAD pathway, labeling for ARIKAYCE includes certain statements to convey that the drug has been shown to be safe and effective only for use in a limited population.

As a condition of accelerated approval, we must conduct a post-approval confirmatory clinical trial. The required confirmatory trial, which is currently under discussion with the FDA, will be designed to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease. The trial will evaluate the effect of ARIKAYCE on a clinically meaningful endpoint, as compared to an appropriate control, in the intended patient population of patients with MAC lung disease. We have initiated efforts to evaluate an appropriate PRO tool that will enable the assessment of therapies for the treatment of NTM lung disease. If the PRO is verified through a short-term study, we plan to begin a confirmatory clinical study of ARIKAYCE in a front-line setting of patients with MAC lung disease. In addition, we intend to conduct a separate study in patients with NTM lung disease caused by M. abscessus. We continue to collaborate with the FDA on the timetable as well as the design and validation of the PRO and the post-approval confirmatory clinical trial. The full approval of ARIKAYCE will be contingent upon verification and description of clinical benefit in this study.

Regulatory Pathway Outside of the US

Our regulatory filing in Europe was submitted in July 2019 and subsequently validated by the EMA. The primary efficacy endpoint is the proportion of patients who maintained durable culture conversion for three months off all therapy on ARIKAYCE plus GBT compared to GBT only. We intend to submit regulatory filings for ARIKAYCE in Japan in the first half of 2020.

Clinical Trials

Accelerated approval of ARIKAYCE was supported by preliminary data from the CONVERT study, a global Phase 3 study evaluating the safety and efficacy of ARIKAYCE in adult patients with refractory MAC lung disease, using achievement of sputum culture conversion (defined as three consecutive negative monthly sputum cultures) by Month 6 as the primary endpoint. Patients who achieved sputum culture conversion by Month 6 continued in the CONVERT study for an additional 12 months of treatment following the first monthly negative sputum culture in order to assess the durability of culture conversion, as defined by patients that have completed treatment and continued in the CONVERT study off all therapy for three months. In May 2019, we presented at the American Thoracic Society meeting that 41/65 (63.1%) of patients on ARIKAYCE plus GBT had maintained durable culture conversion for three months off all therapy compared to 0/10 (0%) on GBT only (p<0.0002). Safety data for these patients were consistent with safety data previously reported for patients by Month 6 of the CONVERT study.
Patients who did not culture convert by Month 6 may have been eligible to enroll in the 312 study, an open-label extension study for these non-converting patients who completed six months of treatment in the CONVERT study. The primary objective of the 312 study was to evaluate the long-term safety and tolerability of ARIKAYCE in combination with a standard multi-drug regimen. The secondary objectives of the 312 study included evaluating the proportion of subjects achieving culture conversion (defined in the same way as the CONVERT study) by Month 6 and the proportion of subjects achieving culture conversion by Month 12, which was the end of treatment. We previously reported interim data as of December 2017 for patients in the 312 study, with 28.4% of patients who received GBT only in the CONVERT study (19/67) and 12.3% of patients who had received ARIKAYCE plus GBT in the CONVERT study (7/57) achieving culture conversion by Month 6 of the 312 study. Final efficacy data regarding culture conversion were consistent with these interim data. We have analyzed the safety and efficacy data from the 312 study, and we have not observed any new safety signals. The 312 study has concluded.

Further Research and Lifecycle Management

We are currently exploring and supporting research and lifecycle management programs for ARIKAYCE beyond treatment of refractory MAC lung disease as part of a combination antibacterial regimen for adult patients who have limited or no treatment options. Specifically, we are evaluating study designs focusing on the MAC lung disease treatment pathway, including front-line treatment and maintenance to prevent recurrence (defined as true relapse or reinfection) of MAC lung disease. As noted above, if a PRO tool is verified through a short-term study, we plan to conduct our required confirmatory trial to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease.

Subsequent lifecycle management studies could also potentially enable us to reach more patients. For instance, the use of ARIKAYCE to treat infections caused by non-MAC NTM species, such as M. abscessus, is being evaluated. If a PRO tool is verified, we plan to conduct a study in patients with NTM lung disease caused by M. abscessus. These initiatives also include investigator-initiated studies, which are clinical studies initiated and sponsored by physicians or research institutions with funding from us and may also include new clinical studies sponsored by us.

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

The WILLOW Study

The WILLOW study is a global phase 2, randomized, double-blind, placebo-controlled, parallel group, multi-center clinical study to assess the efficacy, safety and tolerability, and pharmacokinetics of INS1007 administered once daily for 24 weeks in subjects with non-CF bronchiectasis. We completed enrollment in the WILLOW study in May 2019 and top-line data are expected in the first quarter of 2020. We enrolled 256 patients who had at least two documented pulmonary exacerbations in the twelve months prior to screening. Patients were randomized to receive INS1007 10mg once-daily, INS1007 25mg once-daily, or placebo for a period of 24 weeks. The primary endpoint for the study is time to first pulmonary exacerbation, with secondary endpoints covering a range of pulmonary measures including frequency of pulmonary exacerbations.

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
Revenues, net
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
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to royalty expenses due to PARI. We began capitalizing inventory upon FDA approval of ARIKAYCE. All costs related to inventory for ARIKAYCE prior to FDA approval were expensed as incurred and therefore not included in cost of product revenues.
Research and Development (R&D) Expenses

R&D expenses consist of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions, including medical affairs. Expenses also include other internal operating expenses, the cost of manufacturing our product candidate(s) for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, our R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as for INS1007. Our expenses related to manufacturing our product candidate(s) for clinical study are primarily related to activities at contract manufacturing organizations (CMOs) that manufacture our product candidates for our use, including purchases of active pharmaceutical ingredients. Our expenses related to clinical trials are primarily related to activities at contract research organizations that conduct and manage clinical trials on our behalf.
Selling, General and Administrative (SG&A) Expenses
SG&A expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for our non-employee directors and personnel serving in our executive, finance and accounting, legal and compliance, commercial and pre-commercial, corporate development, field sales, information technology, program management and human resource functions. SG&A expenses also include professional fees for legal services, consulting services, including commercial activities, insurance, board of director fees, tax and accounting services.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2019 and 2018

Overview - Operating Results
Our operating results for the quarter ended June 30, 2019, included the following:
•Total revenues from sales of ARIKAYCE of $30.0 million during the quarter ended June 30, 2019;
•Cost of product revenues (excluding amortization of intangibles) of $4.9 million during the quarter ended June 30, 2019 related to sales of ARIKAYCE;
•Decreased R&D expenses of $2.2 million as compared to the same period in the prior year primarily resulting from external manufacturing expenses for ARIKAYCE being included as a component of inventory in 2019;
•Increased SG&A expenses of $15.3 million as compared to the same period in the prior year resulting from an increase in US commercial activities related to ARIKAYCE and higher compensation and related expenses due to an increase in headcount;

•Amortization of intangible assets of $1.2 million during the quarter ended June 30, 2019; and
•Increased interest expense of $0.3 million as compared to the same period in the prior year related to accretion of the debt discount on the $450.0 million aggregate principal amount of 1.75% convertible senior notes due 2025 (the Convertible Notes).
Revenues, net
Total revenue consists of net sales of ARIKAYCE, which was approved by the FDA in September 2018 and launched in the US in October 2018. The following table summarizes the sources of revenue for the three months ended June 30, 2019 (in thousands):

For the Three Months Ended June 30, 2019
Net product revenues, US	$28,964
Net product revenues, EAPs	1,008
Total revenues	$29,972

Cost of Product Revenues (excluding amortization of intangibles)
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, and production-related overhead costs, in addition to royalty expenses due to PARI. We began capitalizing inventory upon FDA approval of ARIKAYCE. Cost of product revenues (excluding amortization of intangible assets) was $4.9 million during the quarter ended June 30, 2019.
All product costs incurred prior to FDA approval of ARIKAYCE in September 2018 were expensed as R&D expenses. We expect our cost of product revenues (excluding amortization of intangible assets) to continue to be positively impacted during 2019, as we sell through certain inventory that was expensed prior to FDA approval of ARIKAYCE in September 2018.
R&D Expenses

R&D expenses for the quarters ended June 30, 2019 and June 30, 2018 were comprised of the following (in thousands):

	Quarters Ended June 30,		Increase (decrease)
	2019	2018	$	%
External Expenses
Clinical development & research	$7,537	$6,920	$617	8.9%
Manufacturing	3,938	10,946	(7,008)	(64.0)%
Regulatory, quality assurance, and medical affairs	3,463	3,529	(66)	(1.9)%
Subtotal—external expenses	$14,938	$21,395	$(6,457)	(30.2)%
Internal Expenses
Compensation and benefit related expenses	$12,975	$8,968	$4,007	44.7%
Stock-based compensation	2,171	2,625	(454)	(17.3)%
Other internal operating expenses	3,454	2,734	720	26.3%
Subtotal—internal expenses	$18,600	$14,327	$4,273	29.8%
Total	$33,538	$35,722	$(2,184)	(6.1)%

R&D expenses decreased to $33.5 million during the quarter ended June 30, 2019 from $35.7 million in the same period in 2018. The $2.2 million decrease was primarily due to a $7.0 million decrease in external manufacturing expenses, (i) as raw materials purchased and CMO costs during the quarter ended June 30, 2019 were recorded as inventory, and (ii) construction costs relating to the build-out of the Patheon UK Limited (Patheon) production facility during the quarter ended June 30, 2019 were classified as other assets. This decrease was partially offset by an increase of $4.0 million in compensation and related expenses due to an increase in headcount and an increase of $0.6 million primarily due to increases in clinical expenses related to the phase 2 WILLOW trial for INS1007.

During the quarter ended June 30, 2019, external R&D expenses of $14.9 million consisted of $8.0 million related to ARIKAYCE, $5.7 million related to INS1007, and $1.2 million related to other research expenses. During the quarter ended June 30, 2018, external R&D expenses of $21.4 million consisted of $17.9 million related to ARIKAYCE, $2.8 million related to INS1007, and $0.7 million related to other research expenses.

  SG&A Expenses

SG&A expenses for the quarters ended June 30, 2019 and June 30, 2018 were comprised of the following (in thousands):

	Quarters Ended June 30,		Increase (decrease)
	2019	2018	$	%
Compensation and benefit related expenses	$16,201	$14,065	$2,136	15.2%
Stock-based compensation	5,183	4,004	1,179	29.4%
Professional fees and other external expenses	26,040	14,606	11,434	78.3%
Facility related and other internal expenses	5,009	4,485	524	11.7%
Total SG&A expenses	$52,433	$37,160	$15,273	41.1%

SG&A expenses increased to $52.4 million during the quarter ended June 30, 2019 from $37.2 million in the same period in 2018. The $15.3 million increase was primarily due to an $11.4 million in commercial expenses related to ARIKAYCE, including disease awareness, patient support activities, field operations, professional fees and other external expenses and $3.3 million in higher compensation and related expenses due to an increase in headcount, included stock-based compensation.
Amortization of Intangible Assets
Amortization of intangible assets for the quarter ended June 30, 2019 was $1.2 million and is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestone paid to PARI for the FDA approval of ARIKAYCE.
Interest Expense

Interest expense was $6.8 million for the quarter ended June 30, 2019 as compared to $6.5 million in the same period in 2018. The $0.3 million increase in interest expense in the quarter ended June 30, 2019 as compared to the prior year period relates to accretion of the debt discount on the Convertible Notes.

Comparison of the Six Months Ended June 30, 2019 and 2018

Overview - Operating Results
Our operating results for the six months ended June 30, 2019, included the following:
•Total revenues from sales of ARIKAYCE of $51.9 million during the six months ended June 30, 2019;
•Cost of product revenues (excluding amortization of intangibles) of $9.1 million during the six months ended June 30, 2019 related to sales of ARIKAYCE;
•Decreased R&D expenses of $1.1 million as compared to the same period in the prior year primarily resulting from external manufacturing expenses for ARIKAYCE being included as a component of inventory in 2019;
•Increased SG&A expenses of $37.4 million as compared to the same period in the prior year resulting from an increase in commercial activities related to ARIKAYCE and higher compensation and related expenses due to an increase in headcount;
•Amortization of intangible assets of $2.5 million during the quarter ended June 30, 2019; and
•Increased interest expense of $1.4 million as compared to the same period in the prior year related to interest on the Convertible Notes and accretion of the debt discount.
Revenues, net

Total revenue consists of net sales of ARIKAYCE, which was approved by the FDA in September 2018 and launched in the US in October 2018. The following table summarizes the sources of revenue for the six months ended June 30, 2019 (in thousands):

For the Six Months Ended June 30, 2019
Net product revenues, US	$49,947
Net product revenues, EAPs	1,927
Total revenues	$51,874

Cost of Product Revenues (excluding amortization of intangibles)
Cost of product revenues (excluding amortization of intangible assets) was $9.1 million during the six months ended June 30, 2019.
All product costs incurred prior to FDA approval of ARIKAYCE in September 2018 were expensed as R&D expenses. We expect our cost of product revenues (excluding amortization of intangible assets) to continue to be positively impacted during 2019, as we sell through certain inventory that was expensed prior to FDA approval of ARIKAYCE in September 2018.
R&D Expenses

R&D expenses for the six months ended June 30, 2019 and June 30, 2018 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2019	2018	$	%
External Expenses
Clinical development & research	$18,066	$14,738	$3,328	22.6%
Manufacturing	4,494	18,880	(14,386)	(76.2)%
Regulatory, quality assurance, and medical affairs	5,255	5,159	96	1.9%
Subtotal—external expenses	$27,815	$38,777	$(10,962)	(28.3)%
Internal Expenses
Compensation and benefit related expenses	$25,732	$16,921	$8,811	52.1%
Stock-based compensation	4,362	4,555	(193)	(4.2)%
Other internal operating expenses	6,832	5,567	1,265	22.7%
Subtotal—internal expenses	$36,926	$27,043	$9,883	36.5%
Total	$64,741	$65,820	$(1,079)	(1.6)%

R&D expenses decreased to $64.7 million during the six months ended June 30, 2019 from $65.8 million in the same period in 2018. The $1.1 million decrease was primarily due to a $14.4 million decrease in external manufacturing expenses, (i) as raw materials purchased and CMO costs during the quarter ended June 30, 2019 were recorded as inventory, and (ii) construction costs relating to the build-out of the Patheon production facility during the quarter ended June 30, 2019 were classified as other assets, partially offset by a $8.8 million increase in compensation and related expenses due to an increase in headcount and an increase of $3.3 million in expenses related to the phase 2 WILLOW trial for INS1007.

During the six months ended June 30, 2019, external R&D expenses of $27.8 million consisted of $13.0 million related to ARIKAYCE, $11.6 million related to INS1007, and $3.2 million related to other research expenses. During the six months ended June 30, 2018, external R&D expenses of $38.8 million consisted of $32.5 million related to ARIKAYCE, $5.1 million related to INS1007, and $1.2 million related to other research expenses.

  SG&A Expenses

SG&A expenses for the six months ended June 30, 2019 and June 30, 2018 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2019	2018	$	%
Compensation and benefit related expenses	$35,737	$25,773	$9,964	38.7%
Stock-based compensation	9,928	7,748	2,180	28.1%
Professional fees and other external expenses	47,631	27,535	20,096	73.0%
Facility related and other internal expenses	13,947	8,757	5,190	59.3%
Total SG&A expenses	$107,243	$69,813	$37,430	53.6%

SG&A expenses increased to $107.2 million during the six months ended June 30, 2019 from $69.8 million in the same period in 2018. The $37.4 million increase was primarily due to a $20.1 million increase in commercial expenses related to ARIKAYCE, including disease awareness, patient support activities, field operations and other professional fees, and $12.1 million in higher compensation and related expenses due to an increase in headcount, including the hiring of our field force, including stock-based compensation.
Amortization of Intangible Assets
Amortization of intangible assets for the six months ended June 30, 2019 was $2.5 million and is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestone paid to PARI for the FDA approval of ARIKAYCE.
Interest Expense

Interest expense was $13.5 million for the six months ended June 30, 2019 as compared to $12.1 million in the same period in 2018. The $1.4 million increase in interest expense in the six months ended June 30, 2019 as compared to the prior year period relates to interest on the Convertible Notes issued in late January 2018 and accretion of the debt discount. The interest expense on the Convertible Notes is based on an effective interest rate of 7.6%.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential pharmaceutical product to the point of regulatory approval and commercialization. In recent years, we have funded our operations through public offerings of equity securities and debt financings. We commenced commercial shipments of ARIKAYCE beginning in October 2018. We expect to continue to incur operating losses both at our US and certain international entities, as we plan to fund R&D for ARIKAYCE and our other pipeline programs, continue commercial launch activities for ARIKAYCE in the US, continue to invest in pre-commercial and regulatory activities for ARIKAYCE in Europe and Japan, and other general and administrative activities.

In the second quarter of 2019, we completed an underwritten public offering of 10,657,692 shares of common stock, which included the underwriters' exercise in full of its over-allotment option of 1,042,307 shares from the Company at a price to the public of $26.00, less underwriting discounts and commissions. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and offering expenses of $15.9 million, were $261.2 million. The offering also included the sale of 400,000 shares from our Chairman and Chief Executive Officer, from which we received no proceeds.

In January 2018, we completed an underwritten public offering of $450.0 million aggregate principal amount of Convertible Notes, including the exercise in full of the underwriter's option to purchase additional Convertible Notes. Our net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were $435.8 million.

We may need to raise additional capital to fund our operations, including continued commercialization of ARIKAYCE and future clinical trials related to ARIKAYCE, to develop INS1007 and INS1009, and to develop, acquire, in-license or co-promote other products that address orphan or rare diseases. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. We expect to opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. We expect such additional funding, if any, would be used to continue to commercialize ARIKAYCE, to conduct further trials of ARIKAYCE, to develop our product candidates, or to pursue the license or purchase of other technologies or products and product candidates. During the next twelve months, we plan to support the ongoing commercial launch of ARIKAYCE in the US, to continue to fund further clinical development of ARIKAYCE and INS1007, and to fund our global expansion efforts to support pre-commercial activities in Europe and Japan including obtaining regulatory approvals for ARIKAYCE in those regions. Our cash requirements for the next twelve months will be impacted by a number of factors, the most significant of which are expenses related to the commercialization efforts for ARIKAYCE, expenses related to the WILLOW trial for INS1007, and to a lesser extent, future ARIKAYCE clinical trials.

Cash Flows

As of June 30, 2019, we had cash and cash equivalents of $601.3 million, as compared with $495.1 million as of December 31, 2018. The $106.2 million increase was due to cash provided by financing activities related to cash proceeds received from our underwritten public offering offset, in part, by cash used in operating activities and, to a lesser extent, cash used in investing activities. Our working capital was $562.9 million as of June 30, 2019 as compared with $439.2 million as of December 31, 2018.

Net cash used in operating activities was $153.9 million and $122.3 million for the six months ended June 30, 2019 and 2018, respectively. The net cash used in operating activities during the six months ended June 30, 2019 and 2018 was primarily for the commercial (in 2019), pre-commercial (in 2018), clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses. In addition, net cash used in operating activities during both the six months ended June 30, 2019 and 2018 included clinical trial expenses related to INS1007. Beginning in 2019, certain payments related to the long-term production capacity build-out at Patheon that are currently classified as other assets will be reclassified to operating lease right-of-use assets on our balance sheet upon the lease inception date.

Net cash used in investing activities was $14.6 million and $8.2 million for the six months ended June 30, 2019 and 2018, respectively. The net cash used in investing activities during the six months ended June 30, 2019 and 2018 was primarily related to the purchase of fixed assets for our long-term production capacity build-out at Patheon. We expect our cash used in investing activities to increase for the year ended December 31, 2019 due primarily to our investments in the build-out of our new corporate headquarters and our manufacturing equipment located at Patheon.

Net cash provided by financing activities was $274.7 million and $383.7 million for the six months ended June 30, 2019 and 2018, respectively. Net cash provided by financing activities for the six months ended June 30, 2019 was primarily due to cash proceeds from our underwritten public offering, as well as stock option exercises and our employee stock purchase plan. Net cash provided by financing activities for the six months ended June 30, 2018 included net cash proceeds of $435.8 million from our issuance of Convertible Notes in January 2018, partially offset by the February 2018 pay-off of our outstanding debt to Hercules Capital in the amount of $55.0 million.

Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations during the six months ended June 30, 2019 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government.

As of June 30, 2019, we had $450.0 million of Convertible Notes outstanding which bear interest at a coupon rate of 1.75%. If a 10% change in interest rates had occurred on June 30, 2019, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the six months ended June 30, 2019 and 2018, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of June 30, 2019, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2019, we implemented processes and internal controls related to the January 1, 2019 adoption of ASU 2016-02. The implementation of these processes resulted in material changes to our internal control over financial reporting. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for the fiscal year ended December 31, 2019.

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

ITEM 1A.                                       RISK FACTORS

There have been no material changes during the quarter ended June 30, 2019 to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities by the Company during the quarter ended June 30, 2019.

ITEM 5. OTHER INFORMATION

Effective as of July 31, 2019, our Board of Directors has authorized John Goll, 48, who has served as our Chief Accounting Officer since March 2019 and our Vice President and Corporate Controller since March 2014, to also serve as our “Principal Financial and Accounting Officer” solely in connection with the review, execution and certification of our filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. There are no arrangements or understandings between Mr. Goll and any other person pursuant to which he was selected as an officer, and there are no family relationships between Mr. Goll and any of our directors or executive officers. Mr. Goll has no direct or indirect material interest in any existing or currently proposed transaction that would require disclosure under Item 404(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 6, 2015).

10.1	Insmed Incorporated 2019 Incentive Plan.

10.2	Form of Restricted Unit Award Agreement under the Insmed Incorporated 2019 Incentive Plan.

10.3	Form of Non-Qualified Stock Option Agreement under the Insmed Incorporated 2019 Incentive Plan.

10.4	Form of Award Agreement for Restricted Stock Units issued to directors pursuant to the Insmed Incorporated 2019 Incentive Plan.

10.5	Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and William H. Lewis.

10.6	Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and Roger Adsett.

10.7	Second Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and Christine Pellizzari.

10.8	Separation Agreement and General Release between Insmed Incorporated and Paolo Tombesi, dated as of May 3, 2019 (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on May 7, 2019).

31.1	Certification of William H. Lewis, Chairman and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of John Goll, Chief Accounting Officer (Principal Financial Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of William H. Lewis, Chairman and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of John Goll, Chief Accounting Officer (Principal Financial Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended June 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (iv) Notes to the Unaudited Consolidated Financial Statements, and (v) Cover Page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: August 1, 2019	By	/s/ John Goll
John Goll
Chief Accounting Officer
(Principal Financial and Accounting Officer)