Form 10-Q
period 2019-09-30
INSMED Inc
filed 2019-10-30
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2019, there were 89,343,718 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$535,632	$495,072
Accounts receivable	15,346	5,515
Inventory	23,313	7,032
Prepaid expenses and other current assets	21,313	11,327
Total current assets	595,604	518,946

Intangibles, net	54,930	58,675
Fixed assets, net	52,991	22,636
Operating lease right-of-use assets	39,949	—
Other assets	19,643	4,299
Total assets	$763,117	$604,556

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,415	$17,741
Accrued expenses	38,908	38,254
Accrued compensation	13,954	22,208
Lease liabilities	11,985	—
Other current liabilities	130	1,529
Total current liabilities	85,392	79,732

Debt, long-term	331,003	316,558
Long-term lease liabilities	31,417	—
Other long-term liabilities	11,264	—
Total liabilities	459,076	396,290

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 89,310,684 and 77,307,521 issued and outstanding shares at September 30, 2019 and December 31, 2018, respectively	893	773
Additional paid-in capital	1,786,667	1,489,664
Accumulated deficit	(1,483,511)	(1,282,162)
Accumulated other comprehensive loss	(8)	(9)
Total shareholders’ equity	304,041	208,266
Total liabilities and shareholders’ equity	$763,117	$604,556
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues, net	$38,885	$—	$90,759	$—

Costs and expenses:
Cost of product revenues (excluding amortization of intangible assets)	6,437	—	15,506	—
Research and development	34,340	39,538	99,081	105,358
Selling, general and administrative	53,347	44,445	160,590	114,258
Amortization of intangible assets	1,249	—	3,745	—
Total costs and expenses	95,373	83,983	278,922	219,616

Operating loss	(56,488)	(83,983)	(188,163)	(219,616)

Investment income	2,885	2,741	7,879	7,510
Interest expense	(6,846)	(6,675)	(20,357)	(18,805)
Loss on extinguishment of debt	—	—	—	(2,209)
Other (expense) income, net	(85)	220	(255)	550
Loss before income taxes	(60,534)	(87,697)	(200,896)	(232,570)

Provision for income taxes	148	46	453	134

Net loss	$(60,682)	$(87,743)	$(201,349)	$(232,704)

Basic and diluted net loss per share	$(0.68)	$(1.14)	$(2.43)	$(3.03)

Weighted average basic and diluted common shares outstanding	89,245	77,066	82,907	76,819

Net loss	$(60,682)	$(87,743)	$(201,349)	$(232,704)
Other comprehensive income:
Foreign currency translation (losses) gains	(1)	2	1	23
Total comprehensive loss	$(60,683)	$(87,741)	$(201,348)	$(232,681)

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at July 1, 2018	77,039	$770	$1,472,699	$(1,102,846)	$18	$370,641
Comprehensive loss:
Net loss				(87,743)		(87,743)
Other comprehensive income					2	2
Exercise of stock options	47	1	603			604
Issuance of common stock for vesting of RSUs						—
Stock compensation expense			7,903			7,903
Balance at September 30, 2018	77,086	$771	$1,481,205	$(1,190,589)	$20	$291,407

Balance at July 1, 2019	89,207	$892	$1,778,517	$(1,422,829)	$(7)	$356,573
Comprehensive loss:
Net loss				(60,682)		(60,682)
Other comprehensive income					(1)	(1)
Exercise of stock options and ESPP shares	103	1	1,460			1,461
Net proceeds from issuance of common stock			(104)			(104)
Issuance of common stock for vesting of RSUs	1	—				—
Stock compensation expense			6,794			6,794
Balance at September 30, 2019	89,311	$893	$1,786,667	$(1,483,511)	$(8)	$304,041

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited) (continued)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2018	76,611	$766	$1,318,181	$(957,885)	$(3)	$361,059
Comprehensive loss:
Net loss				(232,704)		(232,704)
Other comprehensive income					23	23
Exercise of stock options	428	4	6,385			6,389
Equity component of convertible debt issuance			136,434			136,434
Issuance of common stock for vesting of RSUs	47	1				1
Stock compensation expense			20,205			20,205
Balance at September 30, 2018	77,086	$771	$1,481,205	$(1,190,589)	$20	$291,407

Balance at January 1, 2019	77,308	$773	$1,489,664	$(1,282,162)	$(9)	$208,266
Comprehensive loss:
Net loss				(201,349)		(201,349)
Other comprehensive income					1	1
Exercise of stock options and ESPP shares	1,266	12	14,953			14,965
Net proceeds from issuance of common stock	10,658	107	260,967			261,074
Issuance of common stock for vesting of RSUs	79	1				1
Stock compensation expense			21,083			21,083
Balance at September 30, 2019	89,311	$893	$1,786,667	$(1,483,511)	$(8)	$304,041

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(201,349)	$(232,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,249	2,652
Amortization of intangible assets	3,745	—
Stock-based compensation expense	21,083	20,205
Loss on extinguishment of debt	—	2,209
Amortization of debt issuance costs	1,047	1,000
Accretion of debt discount and back-end fee	13,398	11,591
Changes in operating assets and liabilities:
Accounts receivable	(9,831)	—
Inventory	(16,281)	—
Prepaid expenses and other current assets	(10,156)	(4,315)
Other assets	(15,305)	—
Accounts payable	1,410	2,536
Accrued expenses and other	10,999	9,823
Accrued compensation	(8,254)	(810)
Net cash used in operating activities	(206,245)	(187,813)
Investing activities
Purchase of fixed assets	(29,230)	(10,063)
Net cash used in investing activities	(29,230)	(10,063)
Financing activities
Proceeds from exercise of stock options, ESPP, and RSU vesting	14,966	6,390
Proceeds from issuance of common stock, net	261,074	—
Payment on extinguishment of debt	—	(2,835)
Payment of debt	—	(55,000)
Proceeds from issuance of 1.75% convertible senior notes due 2025	—	450,000
Payment of debt issuance costs	—	(14,235)
Net cash provided by financing activities	276,040	384,320
Effect of exchange rates on cash and cash equivalents	(5)	(35)
Net increase in cash and cash equivalents	40,560	186,409
Cash and cash equivalents at beginning of period	495,072	381,165
Cash and cash equivalents at end of period	$535,632	$567,574
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,880	$4,975
Cash paid for income taxes	$320	$127

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

The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are in Bridgewater, New Jersey. The Company has legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, the United Kingdom (UK), Switzerland, Japan and Bermuda.

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

The Company had $535.6 million in cash and cash equivalents as of September 30, 2019 and reported a net loss of $201.3 million for the nine months ended September 30, 2019. Historically, the Company has funded its operations through public offerings of equity securities and debt financings. The Company commenced commercial shipments of ARIKAYCE in October 2018. The Company expects to continue to incur operating losses both at its US and certain international entities while funding research and development (R&D) activities for ARIKAYCE and its other pipeline programs, continuing commercial launch activities for ARIKAYCE in the US, continuing to invest in pre-commercial and regulatory activities for ARIKAYCE in Europe and Japan, and funding other general and administrative activities.

The Company expects its future cash requirements to be substantial, and the Company may need to raise additional capital to fund operations, including the commercialization of ARIKAYCE and additional clinical trials related to ARIKAYCE, to develop INS1007 and INS1009 and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. The source, timing and availability of any future financing or other transaction will depend principally upon continued progress in the Company’s commercial, regulatory and development activities. Any equity or debt financing will also be contingent upon equity and debt market conditions and interest rates at the time. If the Company is unable to obtain sufficient additional funds when required, the Company may be forced to delay, restrict or eliminate all or a portion of its development programs, commercialization or business development efforts.

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

The Company’s only financial assets and liabilities which were measured at fair value as of September 30, 2019 and December 31, 2018 were Level 1 assets comprised of cash and cash equivalents. The Company's cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of September 30, 2019
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$535.6	$535.6	$—	$—

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019 and December 31, 2018, the Company held no securities that were in an unrealized gain or loss position.

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

The estimated fair value of the liability component of the Company's 1.75% convertible senior notes due 2025 (the Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of September 30, 2019 was $375.3 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the Convertible Notes. The $331.0 million carrying value of the Convertibles Notes as of September 30, 2019 excludes the $111.6 million of the unamortized portion of the debt discount.

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

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net loss	$(60,682)	$(87,743)	$(201,349)	$(232,704)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	89,245	77,066	82,907	76,819
Effect of dilutive securities:
Common stock options	—	—	—	—
RSUs	—	—	—	—
Convertible debt securities	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	89,245	77,066	82,907	76,819
Net loss per share:
Basic and diluted	$(0.68)	$(1.14)	$(2.43)	$(3.03)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of September 30, 2019 and 2018 as their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2019	2018
Stock options to purchase common stock	10,773	9,608
Unvested RSUs	460	245
Convertible debt securities	11,492	11,492

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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the nine months ended September 30, 2019.

Percentage of Total Gross Product Revenue
Customer A	31%
Customer B	28%
Customer C	21%
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
If any, or all, of the Company’s actual experience varies from the estimates above, the Company may need to adjust prior period accruals, affecting revenue in the period of adjustment.
The Company has initiated early access programs (EAPs) in Europe and other countries, some of which may be fully reimbursed. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations.
Cost of product revenues (excluding amortization of intangible assets) - Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to royalty expenses and milestone payments. Prior to FDA approval of ARIKAYCE, the Company expensed all inventory related costs in the period incurred. Inventory used for clinical development purposes is expensed to research and development (R&D) expense when consumed.

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use (ROU) asset representing its right to use the underlying asset for the lease term on the balance sheet.

A lease is a contract, or part of a contract, that conveys the right to control the use of explicitly or implicitly identified property, plant or equipment in exchange for consideration. Control of an asset is conveyed to the Company if the Company obtains the right to obtain substantially all of the economic benefits of the asset or the right to direct the use of the asset. The

Company recognizes ROU assets and lease liabilities at the lease commencement date based on the present value of future, fixed lease payments over the term of the arrangement. ROU assets are amortized on a straight-line basis over the term of the lease. Lease liabilities accrete to yield and are reduced at the time when the lease payment is payable to the vendor. Variable lease payments are recognized at the time when the event giving rise to the payment occurs and are recognized in the statement of comprehensive income in the same line item as expenses arising from fixed lease payments.

In accordance with Topic 842, leases are measured at present value using the rate implicit in the lease or, if the implicit rate is not determinable, the lessee's implicit borrowing rate. As the implicit rate is not typically available, the Company uses its implicit borrowing rate based on the information available at the lease commencement date to determine the present value of future lease payments. The implicit borrowing rate approximates the rate the Company would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments.

Financial information presented prior to January 1, 2019 has not been adjusted and is presented in accordance with ASC 840. Refer to the Recently Adopted Accounting Pronouncements section within this note below and Note 7 - Leases for details about the Company's lease portfolio, including Topic 842 required disclosures.

Recently Adopted Accounting Pronouncements - Topic 842 was effective for fiscal years beginning after December 15, 2018 (including interim periods within those years) and early adoption was permitted. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which provided a transition option in which an entity would initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company used the new transition option and the package of practical expedients that allowed it to not reassess: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) initial direct costs for any expired or existing leases. The Company also used the practical expedient that allows it to treat the lease and non-lease components of its leases as a single component. The Company adopted ASU 2016-02 effective January 1, 2019. The impact of the adoption of ASU 2016-02 on the consolidated balance sheet was $47.4 million.

New Accounting Pronouncements (Not Yet Adopted)—In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at an amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and the Company will adopt the standard effective January 1, 2020. Different aspects of the guidance require modified retrospective or prospective adoption. The Company has performed a preliminary assessment and anticipates adoption will not have a material impact on its consolidated financial statements.

3.        Inventory

As of September 30, 2019 and December 31, 2018, the Company's inventory balance consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$10,556	$2,145
Work-in-process	6,199	4,567
Finished goods	6,558	320
	$23,313	$7,032

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

4.                                      Intangibles, net

As of September 30, 2019, the Company's identifiable intangible assets consisted of acquired ARIKAYCE R&D and a milestone paid to PARI for the license to use PARI's Lamira® Nebulizer System for the delivery of ARIKAYCE to patients as a result of the FDA approval of ARIKAYCE in September 2018. Total intangible assets, net was $54.9 million as of September 30, 2019 and $58.7 million as of December 31, 2018.

Intangible assets are measured at their respective fair values on the date they were recorded and, with respect to the acquired ARIKAYCE milestone, at the date of subsequent adjustments of fair value. The Company began amortizing its intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. A rollforward of the Company's intangible assets for the nine months ended September 30, 2019 follows (in thousands):

	2019
Intangible Asset	January 1,	Additions	Amortization	September 30,
Acquired ARIKAYCE R&D	$56,988	$—	$(3,637)	$53,351
PARI milestone upon FDA approval	1,687	—	(108)	1,579
Intangible assets	$58,675	$—	$(3,745)	$54,930

Amortization of intangible assets during each of the next five years is estimated to be approximately $5.0 million per year. The Company reviews the recoverability of these finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During the quarter ended September 30, 2019, no indicators of impairment were identified.

5. Fixed Assets, net

Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

Asset Description	Estimated Useful Life (years)	As of September 30, 2019	As of December 31, 2018
Lab equipment	7	$8,646	$7,935
Furniture and fixtures	7	2,559	2,320
Computer hardware and software	3-5	4,839	3,796
Office equipment	7	65	65
Manufacturing equipment	7	1,535	1,166
Leasehold improvements	lease term	8,861	7,202
Construction in Progress (CIP)	—	44,003	14,325
		70,508	36,809
Less: accumulated depreciation		(17,517)	(14,173)
Fixed assets, net		$52,991	$22,636

Fixed assets, net of depreciation increased to $53.0 million as of September 30, 2019 from $22.6 million as of December 31, 2018. The increase was primarily due to $29.7 million in CIP for the manufacturing equipment related to the long-term capacity build-out at the Patheon UK Limited (Patheon) facility and the Company's new corporate headquarters.

6.                                      Accrued Expenses

As of September 30, 2019 and December 31, 2018, the Company's accrued expenses balance consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued clinical trial expenses	$4,988	$6,635
Accrued professional fees	9,421	13,398
Accrued technical operation expenses	10,176	9,371
Accrued royalty payable	1,830	409
Accrued interest payable	1,663	3,631
Accrued sales allowances and related costs	4,640	818
Accrued construction costs	4,693	2,946
Other accrued expenses	1,497	1,046
	$38,908	$38,254

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

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease cost
Operating lease cost	$3,072	$9,225
Total lease cost	$3,072	$9,225

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,140	$9,415
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$47,389
Weighted average remaining lease term - operating leases (years)	5.2 years	5.2 years
Weighted average discount rate - operating leases	7.4%	7.4%

The table below presents the maturity of lease liabilities on an annual basis for the remaining years of the Company's commenced lease agreements (in thousands).

Year ending December 31,
2019 (remaining)	$6,435
2020	10,984
2021	10,287
2022	6,000
2023	6,000
Thereafter	12,000
Total	51,706
Less: present value discount	8,304
Present value of lease liabilities	$43,402
Balance sheet classification at September 30, 2019:
Current lease liabilities	$11,985
Long-term lease liabilities	31,417
Total lease liabilities	$43,402

In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. In September 2018, the Company entered into an agreement to lease its new corporate headquarters in Bridgewater, NJ for which the initial lease term expires in June 2030. Upon commencement of the lease, which is anticipated to occur in the fourth quarter of 2019, the lease will be accounted for as a finance lease and the Company estimates the impact on its consolidated balance sheet will be approximately $20 million to $25 million.

Additionally, in October 2017, the Company entered into certain agreements with Patheon related to increasing its long-term production capacity for ARIKAYCE commercial inventory. Similar to the CMO arrangements previously described, the Company has determined that this agreement with Patheon contains an embedded lease for the manufacturing facility and the specialized equipment contained therein. Certain costs incurred by the Company under the agreement of $15.5 million, subsequent to the adoption of ASU 2016-02, have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, the lease will be accounted for as an operating lease and prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease right-of-use asset and related lease liability.

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

The Convertible Notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in the convertible notes are not required to be separately accounted for as a derivative. However, since the Convertible Notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate the Convertible Notes into liability and equity components. The carrying amount of the liability component as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the gross proceeds of the Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6%, and accordingly, the residual equity component on the date of issuance was$140.9 million. The discount is being amortized to interest expense over the term of the Convertible Notes and has a remaining period of approximately 5.3 years. The following table presents the carrying value of the Company’s debt balance (in thousands):

	September 30, 2019	December 31, 2018
1.75% convertible senior notes due 2025	$450,000	$450,000
Debt issuance costs, unamortized	(7,392)	(8,440)
Discount on debt	(111,605)	(125,002)
Long-term debt, net	$331,003	$316,558

As of September 30, 2019, future principal repayments of the debt for each of the fiscal years through maturity were as follows (in thousands):

Year Ending December 31:
2019	$—
2020	—
2021	—
2022	—
2023	—
2024 and thereafter	450,000
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

Interest Expense

Interest expense related to the Convertible Notes for the three and nine months ended September 30, 2019 and September 30, 2018, which includes the contractual interest coupon payable semi-annually in cash, the amortization of the issuance costs, and accretion of debt discount is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$1,971	$1,971	$5,912	$6,214
Amortization of debt issuance costs	349	415	1,047	1,000
Accretion of back-end fee on debt	—	—	—	50
Accretion of debt discount	4,526	4,289	13,398	11,541
Total interest expense	$6,846	$6,675	$20,357	$18,805

9.                                      Shareholders’ Equity

Common Stock — As of September 30, 2019, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 89,310,684 shares of common stock issued and outstanding. In addition, as of September 30, 2019, the Company had reserved 10,773,384 shares of common stock for issuance upon the exercise of outstanding stock options and 459,747 shares of common stock for issuance upon the vesting of RSUs. The Company has also reserved

11,492,280 shares of common stock for issuance upon conversion of the Convertible Notes, subject to adjustment in accordance with the Indenture.

In the second quarter of 2019, the Company completed an underwritten public offering of 10,657,692 shares of the Company's common stock, which included the underwriters' exercise in full of their over-allotment option of 1,042,307 shares from the Company at a price to the public of $26.00, less underwriting discounts and commissions. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and offering expenses of $16.0 million, were $261.1 million. The offering also included the sale of 400,000 shares from the Company's Chairman and Chief Executive Officer, from which the Company received no proceeds.

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

Preferred Stock — As of September 30, 2019, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.

10.                                      Stock-Based Compensation

The Company’s current equity compensation plan, the 2019 Incentive Plan, was approved by shareholders at the Company’s Annual Meeting of Shareholders on May 16, 2019. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. On May 16, 2019, upon the approval of the 2019 Incentive Plan by shareholders, 3,500,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the 2017 Incentive Plan, 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. As of September 30, 2019, 4,032,845 shares remained for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the NASDAQ inducement grant exception. During the nine months ended September 30, 2019, the Company granted inducement stock options covering 198,530 shares of the Company's common stock to new employees.

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

Stock Options - As of September 30, 2019, there was $34.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.7 years. During the quarter ended September 30, 2018, performance-condition options totaling $1.1 million, or 133,334 shares, met their recognition criteria as a result of the FDA approval of ARIKAYCE and vested in full. As of September 30, 2019, there were no performance-condition options outstanding.

Restricted Stock Units — As of September 30, 2019, there was $8.6 million of unrecognized compensation expense related to unvested RSU awards, which is expected to be recognized over a weighted average period of 3.0 years.

The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options and RSUs during the three and nine months ended September 30, 2019 and 2018, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$2.2	$2.8	$6.6	$7.4
Selling, general and administrative	4.6	5.1	14.5	12.8
Total	$6.8	$7.9	$21.1	$20.2

11.                                      Income Taxes

The Company’s provision for income taxes was $0.1 million and $0.0 million for the three months ended September 30, 2019 and September 30, 2018, respectively and $0.5 million and $0.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. The provision for income taxes in both periods was a result of certain of the Company’s international subsidiaries, which had taxable income during the three and nine months ended September 30, 2019 and 2018. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company’s deferred tax assets and therefore no tax benefit was recorded.

The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the Company's federal tax returns for the years ended 2014 and later, and is generally open for certain states for the years 2013 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of September 30, 2019 and December 31, 2018, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the United States. However, given the Company’s valuation allowance position these reserves do not have an impact on the balance sheet as of September 30, 2019 and December 31, 2018 or the income statement for the three and nine months ended September 30, 2019 and September 30, 2018. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.

12.                                      Commitments and Contingencies

Rent expense charged to operations was $0.4 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and was $2.0 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.

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

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statement is based on information current as of the date of this Quarterly Report on Form 10-Q and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended

December 31, 2018. We disclaim any obligation, except as specifically required by law, and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Further Research

In August 2019, we received notice from the FDA that we were awarded a development grant of $1.8 million for specific work to be performed on a PRO tool over the next two years. The grant funding is for the development of a novel PRO tool for use in clinical trials to measure symptoms in patients with non-CF bronchiectasis with and without NTM lung infection.

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
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to royalty expenses and milestone payments. We began capitalizing inventory upon FDA approval of ARIKAYCE. All costs related to inventory for ARIKAYCE prior to FDA approval were expensed as incurred and therefore not included in cost of product revenues.
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
Selling, General and Administrative (SG&A) Expenses
SG&A expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for our non-employee directors and personnel serving in our executive, finance and accounting, legal and compliance, commercial and pre-commercial, corporate development, field sales, information technology, program management and human resource functions. SG&A expenses also include professional fees for legal services, consulting services, including commercial activities, insurance, board of director fees, tax and accounting services and milestone payments related to ARIKAYCE.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2019 and 2018

Overview - Operating Results
Our operating results for the quarter ended September 30, 2019, included the following:
•Total revenues from sales of ARIKAYCE of $38.9 million during the quarter ended September 30, 2019;
•Cost of product revenues (excluding amortization of intangibles) of $6.4 million during the quarter ended September 30, 2019 related to sales of ARIKAYCE;
•Decreased R&D expenses of $5.2 million as compared to the same period in the prior year primarily resulting from construction costs relating to the build-out of the Patheon production facility being included in other assets in 2019 and external manufacturing expenses for ARIKAYCE being included as a component of inventory in 2019;
•Increased SG&A expenses of $8.9 million as compared to the same period in the prior year resulting from milestone payments and other external expenses related to ARIKAYCE;
•Amortization of intangible assets of $1.2 million during the quarter ended September 30, 2019; and
•Increased interest expense of $0.2 million as compared to the same period in the prior year related to accretion of the debt discount on the $450.0 million aggregate principal amount of 1.75% convertible senior notes due 2025 (the Convertible Notes).
Revenues, net
Total revenue consists of net sales of ARIKAYCE, which was approved by the FDA in September 2018 and launched in the US in October 2018. The following table summarizes the sources of revenue for the three months ended September 30, 2019 (in thousands):

For the Three Months Ended September 30, 2019
Net product revenues, US	$37,804
Net product revenues, EAPs	1,081
Total revenues, net	$38,885

Cost of Product Revenues (excluding amortization of intangibles)
Cost of product revenues (excluding amortization of intangible assets) consists primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, and production-related overhead costs, in addition to royalty and milestone payments. We began capitalizing inventory upon FDA approval of ARIKAYCE. Cost of product revenues (excluding amortization of intangible assets) was $6.4 million during the quarter ended September 30, 2019.
All product costs incurred prior to FDA approval of ARIKAYCE in September 2018 were expensed as R&D expenses. We expect our cost of product revenues (excluding amortization of intangible assets) to continue to be positively impacted during 2019, as we sell through certain inventory that was expensed prior to FDA approval of ARIKAYCE in September 2018.

R&D Expenses

R&D expenses for the quarters ended September 30, 2019 and September 30, 2018 were comprised of the following (in thousands):

	Quarters Ended September 30,		Increase (decrease)
	2019	2018	$	%
External Expenses
Clinical development & research	$8,235	$8,047	$188	2.3%
Manufacturing	3,006	13,130	(10,124)	(77.1)%
Regulatory, quality assurance, and medical affairs	4,778	2,969	1,809	60.9%
Subtotal—external expenses	$16,019	$24,146	$(8,127)	(33.7)%
Internal Expenses
Compensation and benefit related expenses	$13,177	$10,064	$3,113	30.9%
Stock-based compensation	2,218	2,799	(581)	(20.8)%
Other internal operating expenses	2,926	2,529	397	15.7%
Subtotal—internal expenses	$18,321	$15,392	$2,929	19.0%
Total	$34,340	$39,538	$(5,198)	(13.1)%

R&D expenses decreased to $34.3 million during the quarter ended September 30, 2019 from $39.5 million in the same period in 2018. The $5.2 million decrease was primarily due to a $10.1 million decrease in external manufacturing expenses, as (i) construction costs relating to the build-out of the Patheon production facility during the quarter ended September 30, 2019 were recorded as other assets, and (ii) raw materials purchased and CMO costs during the quarter ended September 30, 2019 were classified as inventory. This decrease was partially offset by an increase of $3.1 million in compensation and related expenses due to an increase in headcount and an increase of $1.8 million primarily due to increases in regulatory, quality assurance, and medical affairs expenses.

During the quarter ended September 30, 2019, external R&D expenses of $16.0 million consisted of $9.9 million related to ARIKAYCE, $5.0 million related to INS1007, and $1.1 million related to other research expenses. During the quarter ended September 30, 2018, external R&D expenses of $24.1 million consisted of $19.8 million related to ARIKAYCE, $3.3 million related to INS1007, and $1.0 million related to other research expenses.

  SG&A Expenses

SG&A expenses for the quarters ended September 30, 2019 and September 30, 2018 were comprised of the following (in thousands):

	Quarters Ended September 30,		Increase (decrease)
	2019	2018	$	%
Compensation and benefit related expenses	$14,836	$14,513	$323	2.2%
Stock-based compensation	4,575	5,103	(528)	(10.3)%
Professional fees and other external expenses	26,935	20,412	6,523	32.0%
Facility related and other internal expenses	7,001	4,417	2,584	58.5%
Total SG&A expenses	$53,347	$44,445	$8,902	20.0%

SG&A expenses increased to $53.3 million during the quarter ended September 30, 2019 from $44.4 million in the same period in 2018. The $8.9 million increase was primarily due to a $6.5 million increase in professional fees and other external expenses, primarily for milestone payments related to ARIKAYCE, and $2.6 million in facility related and other internal expenses.
Amortization of Intangible Assets
Amortization of intangible assets for the quarter ended September 30, 2019 was $1.2 million and is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestone paid to PARI for the FDA approval of ARIKAYCE.

Interest Expense

Interest expense was $6.8 million for the quarter ended September 30, 2019 as compared to $6.7 million in the same period in 2018. The $0.2 million increase in interest expense in the quarter ended September 30, 2019 as compared to the prior year period relates to accretion of the debt discount on the Convertible Notes.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Overview - Operating Results
Our operating results for the nine months ended September 30, 2019, included the following:
•Total revenues from sales of ARIKAYCE of $90.8 million during the nine months ended September 30, 2019;
•Cost of product revenues (excluding amortization of intangibles) of $15.5 million during the nine months ended September 30, 2019 related to sales of ARIKAYCE;
•Decreased R&D expenses of $6.3 million as compared to the same period in the prior year primarily resulting from construction costs relating to the build-out of the Patheon production facility being included in other assets in 2019 and external manufacturing expenses for ARIKAYCE being included as a component of inventory in 2019;
•Increased SG&A expenses of $46.3 million as compared to the same period in the prior year resulting from an increase in professional fees and other external expenses related to ARIKAYCE and higher compensation and related expenses due to an increase in headcount;
•Amortization of intangible assets of $3.7 million during the nine months ended September 30, 2019; and
•Increased interest expense of $1.6 million as compared to the same period in the prior year related to interest on the Convertible Notes and accretion of the debt discount.
Revenues, net
Total revenue consists of net sales of ARIKAYCE, which was approved by the FDA in September 2018 and launched in the US in October 2018. The following table summarizes the sources of revenue for the nine months ended September 30, 2019 (in thousands):

For the Nine Months Ended September 30, 2019
Net product revenues, US	$87,751
Net product revenues, EAPs	3,008
Total revenues, net	$90,759

Cost of Product Revenues (excluding amortization of intangibles)
Cost of product revenues (excluding amortization of intangible assets) was $15.5 million during the nine months ended September 30, 2019. All product costs incurred prior to FDA approval of ARIKAYCE in September 2018 were expensed as R&D expenses. We expect our cost of product revenues (excluding amortization of intangible assets) to continue to be positively impacted during 2019, as we sell through certain inventory that was expensed prior to FDA approval of ARIKAYCE in September 2018.

R&D Expenses

R&D expenses for the nine months ended September 30, 2019 and September 30, 2018 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2019	2018	$	%
External Expenses
Clinical development & research	$26,301	$22,785	$3,516	15.4%
Manufacturing	7,500	32,010	(24,510)	(76.6)%
Regulatory, quality assurance, and medical affairs	10,033	8,128	1,905	23.4%
Subtotal—external expenses	$43,834	$62,923	$(19,089)	(30.3)%
Internal Expenses
Compensation and benefit related expenses	$38,909	$26,985	$11,924	44.2%
Stock-based compensation	6,580	7,354	(774)	(10.5)%
Other internal operating expenses	9,758	8,096	1,662	20.5%
Subtotal—internal expenses	$55,247	$42,435	$12,812	30.2%
Total	$99,081	$105,358	$(6,277)	(6.0)%

R&D expenses decreased to $99.1 million during the nine months ended September 30, 2019 from $105.4 million in the same period in 2018. The $6.3 million decrease was primarily due to a $24.5 million decrease in external manufacturing expenses, as (i) construction costs relating to the build-out of the Patheon production facility during the quarter ended September 30, 2019 were recorded as other assets, and (ii) raw materials purchased and CMO costs during the quarter ended September 30, 2019 were classified as inventory. Partially offsetting the decrease was an $11.9 million increase in compensation and related expenses due to an increase in headcount and an increase of $3.5 million in clinical trial expenses, primarily related to the phase 2 WILLOW trial for INS1007.

During the nine months ended September 30, 2019, external R&D expenses of $43.8 million consisted of $22.9 million related to ARIKAYCE, $16.6 million related to INS1007, and $4.3 million related to other research expenses. During the nine months ended September 30, 2018, external R&D expenses of $62.9 million consisted of $52.4 million related to ARIKAYCE, $8.4 million related to INS1007, and $2.1 million related to other research expenses.

  SG&A Expenses

SG&A expenses for the nine months ended September 30, 2019 and September 30, 2018 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2019	2018	$	%
Compensation and benefit related expenses	$50,573	$40,286	$10,287	25.5%
Stock-based compensation	14,503	12,851	1,652	12.9%
Professional fees and other external expenses	74,566	47,947	26,619	55.5%
Facility related and other internal expenses	20,948	13,174	7,774	59.0%
Total SG&A expenses	$160,590	$114,258	$46,332	40.6%

SG&A expenses increased to $160.6 million during the nine months ended September 30, 2019 from $114.3 million in the same period in 2018. The $46.3 million increase was primarily due to a $26.6 million increase in professional fees and other external expenses related to ARIKAYCE, including disease awareness, patient support activities, field operations, other professional fees, and milestone payments related to ARIKAYCE. In addition, SG&A increased $10.3 million due to higher compensation and related expenses from an increase in headcount.
Amortization of Intangible Assets
Amortization of intangible assets for the nine months ended September 30, 2019 was $3.7 million and is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestone paid to PARI for the FDA approval of ARIKAYCE.

Interest Expense

Interest expense was $20.4 million for the nine months ended September 30, 2019 as compared to $18.8 million in the same period in 2018. The $1.6 million increase in interest expense in the nine months ended September 30, 2019 as compared to the prior year period relates to interest on the Convertible Notes issued in late January 2018 and accretion of the debt discount. The interest expense on the Convertible Notes is based on an effective interest rate of 7.6%.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing a potential pharmaceutical product to the point of regulatory approval and commercialization. In recent years, we have funded our operations through public offerings of equity securities and debt financings. We commenced commercial shipments of ARIKAYCE beginning in October 2018. We expect to continue to incur operating losses at our US and certain international entities, as we plan to fund R&D for ARIKAYCE and our other pipeline programs, continue commercial launch activities for ARIKAYCE in the US, continue to invest in pre-commercial and regulatory activities for ARIKAYCE in Europe and Japan, and other general and administrative activities.

In the second quarter of 2019, we completed an underwritten public offering of 10,657,692 shares of common stock, which included the underwriters' exercise in full of its over-allotment option of 1,042,307 shares from the Company at a price to the public of $26.00, less underwriting discounts and commissions. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and offering expenses of $16.0 million, were $261.1 million. The offering also included the sale of 400,000 shares from our Chairman and Chief Executive Officer, from which we received no proceeds.

In January 2018, we completed an underwritten public offering of $450.0 million aggregate principal amount of Convertible Notes, including the exercise in full of the underwriter's option to purchase additional Convertible Notes. Our net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were $435.8 million.

We may need to raise additional capital to fund our operations, including continued commercialization of ARIKAYCE and future clinical trials related to ARIKAYCE, to develop INS1007 and INS1009, and to develop, acquire, in-license or co-promote other products, including those that address orphan or rare diseases. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. We expect to opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. We expect such additional funding, if any, would be used to continue to commercialize ARIKAYCE, to conduct further trials of ARIKAYCE, to develop our product candidates, or to pursue the license or purchase of other technologies or products and product candidates. During the next twelve months, we plan to support the ongoing commercial launch of ARIKAYCE in the US, to continue to fund further clinical development of ARIKAYCE and INS1007, and to fund our global expansion efforts to support pre-commercial activities in Europe and Japan including obtaining regulatory approvals for ARIKAYCE in those regions. Our cash requirements for the next twelve months will be impacted by a number of factors, the most significant of which we expect to be expenses related to the commercialization efforts for ARIKAYCE, expenses related to the WILLOW trial for INS1007, and to a lesser extent, future ARIKAYCE clinical trials.

Cash Flows

As of September 30, 2019, we had cash and cash equivalents of $535.6 million, as compared with $495.1 million as of December 31, 2018. The $40.6 million increase was due to cash provided by financing activities related to cash proceeds received from our underwritten public offering offset, in large part, by cash used in operating activities and, to a lesser extent, cash used in investing activities. Our working capital was $510.2 million as of September 30, 2019 as compared with $439.2 million as of December 31, 2018.

Net cash used in operating activities was $206.2 million and $187.8 million for the nine months ended September 30, 2019 and 2018, respectively. The net cash used in operating activities during the nine months ended September 30, 2019 and 2018 was primarily for the commercial (in 2019), pre-commercial (in 2018), clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses. In addition, net cash used in operating activities during both the nine months ended September 30, 2019 and 2018 included clinical trial expenses related to INS1007. Beginning in 2019, certain payments related to the long-term production capacity build-out at Patheon that are currently classified as other assets will be reclassified to operating lease right-of-use assets on our balance sheet upon the lease inception date.

Net cash used in investing activities was $29.2 million and $10.1 million for the nine months ended September 30, 2019 and 2018, respectively. The net cash used in investing activities during the nine months ended September 30, 2019 and 2018 was primarily related to our new corporate headquarters and the purchase of fixed assets for our long-term production capacity build-out at Patheon. We expect our cash used in investing activities to increase for the year ended December 31, 2019 compared to the year ended December 31, 2018 due primarily to these two strategic investments.

Net cash provided by financing activities was $276.0 million and $384.3 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash provided by financing activities for the nine months ended September 30, 2019 was primarily due to cash proceeds from our underwritten public offering, as well as stock option exercises and our employee stock purchase plan. Net cash provided by financing activities for the nine months ended September 30, 2018 included net cash proceeds of $435.8 million from our issuance of Convertible Notes in January 2018, partially offset by the February 2018 pay-off of our outstanding debt to Hercules Capital in the amount of $55.0 million.

Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations during the nine months ended September 30, 2019 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government.

As of September 30, 2019, we had $450.0 million of Convertible Notes outstanding which bear interest at a coupon rate of 1.75%. If a 10% change in interest rates had occurred on September 30, 2019, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the nine months ended September 30, 2019 and 2018, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of September 30, 2019, our

Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2019, we implemented processes and internal controls related to the January 1, 2019 adoption of ASU 2016-02. The implementation of these processes resulted in material changes to our internal control over financial reporting. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for the fiscal year ended December 31, 2019.

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

ITEM 1A.                                       RISK FACTORS

There have been no material changes during the quarter ended September 30, 2019 to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities by the Company during the quarter ended September 30, 2019.

ITEM 6. EXHIBITS

Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 6, 2015).

31.1	Certification of William H. Lewis, Chairman and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of John Goll, Chief Accounting Officer (Principal Financial Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of William H. Lewis, Chairman and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of John Goll, Chief Accounting Officer (Principal Financial Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: October 30, 2019	By	/s/ John Goll
John Goll
Chief Accounting Officer
(Principal Financial and Accounting Officer)