Form 10-K
period 2019-12-31
INSMED Inc
filed 2020-02-25
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-30739
INSMED INCORPORATED
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1972729 (I.R.S. employer identification no.)

700 US Highway 202/206 Bridgewater, New Jersey 08807 (Address of principal executive offices)	(908) 977-9900 (Registrant's telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, par value $0.01 per share	INSM	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act). Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2019, was $2.3 billion (based on the closing price for shares of the registrant's common stock as reported on the Nasdaq Global Select Market on that date). In determining this figure, the registrant has assumed solely for this purpose that all of its directors, executive officers, persons beneficially owning 10% or more of the registrant's outstanding common stock and certain other stockholders of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.
On February 21, 2020, there were 89,775,696 shares of the registrant's common stock, $0.01 par value, outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than April 29, 2020 and to be delivered to shareholders in connection with the 2020 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

INSMED INCORPORATED

Unless the context otherwise indicates, references in this Annual Report on Form 10-K to “Insmed Incorporated” refers to Insmed Incorporated, a Virginia corporation, and the “Company,” “Insmed,” “we,” “us” and “our” refer to Insmed Incorporated together with its consolidated subsidiaries. INSMED, CONVERT and ARIKAYCE are trademarks of Insmed Incorporated. This Annual Report on Form 10-K also contains trademarks of third parties. Each trademark of another company appearing in this Annual Report on Form 10-K is the property of its owner.

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
              Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:

•failure to successfully commercialize or maintain United States (US) approval for ARIKAYCE® (amikacin liposome inhalation suspension), our only approved product;
•uncertainties in the degree of market acceptance of ARIKAYCE by physicians, patients, third-party payors and others in the healthcare community;
•our inability to obtain full approval of ARIKAYCE from the US Food and Drug Administration (FDA), including the risk that we will not timely and successfully complete the study to validate a patient reported outcome (PRO) tool and the confirmatory post-marketing study required for full approval;
•inability of us, PARI Pharma GmbH (PARI) or our third-party manufacturers to comply with regulatory requirements related to ARIKAYCE or the Lamira Nebulizer System (Lamira);
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
•risks that the full set of data from the WILLOW study, our six-month Phase 2 trial of INS1007 in patients with non-CF bronchiectasis (NCFBE) will not be consistent with the top-line results of the study;
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
•failure to obtain, or delays in obtaining, regulatory approvals for ARIKAYCE outside the US or for our product candidates in the US, Europe, Japan or other markets, including the United Kingdom as a result of the United Kingdom's recent exit from the European Union;
•failure of third parties on which we are dependent to manufacture sufficient quantities of ARIKAYCE or our product candidates for commercial or clinical needs, to conduct our clinical trials, or to comply with our agreements or laws and regulations that impact our business or agreements with us;

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
•inability to repay our existing indebtedness and uncertainties with respect to our ability to access future capital; and
•delays in the execution of plans to build out an additional FDA-approved third-party manufacturing facility and unexpected expenses associated with those plans.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statement is based on information current as of the date of this Annual Report on Form 10-K and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

PART I
ITEM 1.    BUSINESS
Business Overview
We are a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. Our first commercial product, ARIKAYCE, received accelerated approval in the US in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting, as defined by patients who do not achieve negative sputum cultures after a minimum of six consecutive months of a multidrug background regimen therapy. Nontuberculous mycobacterial (NTM) lung disease caused by MAC (which we refer to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Our clinical-stage pipeline includes INS1007 and INS1009. INS1007 is a novel oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1) with therapeutic potential in bronchiectasis and other inflammatory diseases. INS1009 is an inhaled formulation of a treprostinil prodrug that may offer a differentiated product profile for rare pulmonary disorders, including pulmonary arterial hypertension (PAH).
The table below summarizes the current status and anticipated milestones for ARIKAYCE and our product candidates INS1007 and INS1009.

Principal Product/Product Candidate	Status	Next Expected Milestones
ARIKAYCE for MAC lung disease
• We continue to focus on the execution of the successful commercialization of ARIKAYCE in the US. The product was granted accelerated approval by the FDA for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients who have limited or no alternative treatment options. We began commercial shipments of ARIKAYCE in October 2018.

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

• In addition to our MAA, we intend to submit regulatory filings for ARIKAYCE in Japan in the first quarter of 2020. If approved by the relevant regulatory authorities, we expect ARIKAYCE would be the first inhaled therapy specifically indicated for the treatment of MAC lung disease in Europe and Japan.

• If approved by the relevant regulatory authorities, we plan to commercialize ARIKAYCE in certain countries in Europe, Japan and certain other countries.

• We continue to collaborate with the FDA on the post-approval confirmatory clinical trial required for full approval. We have initiated efforts to evaluate an appropriate patient reported outcome (PRO) tool through a short-term study, to enable the assessment of therapies for the treatment of NTM lung disease. In parallel, we plan to begin the confirmatory clinical study of ARIKAYCE in a front-line setting of patients with MAC lung disease in the second half of 2020. In addition, we intend to conduct a separate study in patients with NTM lung disease caused by M. abscessus.
INS1007 (oral reversible inhibitor of DPP1) for NCFBE and other rare diseases	• In February 2020, we announced top-line results from our global, randomized, double-blind placebo-controlled Phase 2 WILLOW study evaluating the efficacy, safety, and pharmacokinetics of INS1007 administered once daily in adults with NCFBE.

• Top-line results for the WILLOW study reflect that the study met its primary endpoint of time to first pulmonary exacerbation over the 24-week treatment period for both the 10 mg and 25 mg dosage groups of INS1007 compared to placebo (p=0.027, p=0.044, respectively). In addition, treatment with INS1007 resulted in a reduction in the frequency of pulmonary exacerbations, a key secondary endpoint, versus placebo.	• We plan to design and conduct a Phase 3 program through which we will seek to confirm the positive results seen in the WILLOW study. This study will primarily investigate INS1007 in NCFBE and we expect the primary endpoint will be frequency of pulmonary exacerbations.

• We are also exploring the potential of INS1007 in various neutrophil-driven inflammatory conditions.
INS1009 (inhaled formulation of a treprostinil prodrug) for rare pulmonary disorders	• The results of a Phase 1 study of nebulized INS1009 were presented at the European Respiratory Society international congress in September 2016.	• We believe INS1009 may offer a differentiated product profile for rare pulmonary disorders, including PAH. We are advancing INS1009 as an inhaled dry powder formulation to a Phase 1 study.

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

Our Strategy
Our strategy focuses on the needs of patients with rare diseases. We secured accelerated approval from the FDA of ARIKAYCE for the treatment of refractory MAC lung disease in patients with limited or no alternative treatment options, and currently are primarily focused on the successful commercialization of ARIKAYCE. We are also seeking regulatory approval in Europe and Japan. We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with MAC, as well as in other infections. We are also advancing earlier-stage programs in other rare pulmonary disorders.
Our current priorities are as follows:

•Continue our efforts to ensure the successful commercialization of ARIKAYCE;
•Develop and validate a PRO tool for NTM lung disease to be used in, among other trials, the confirmatory clinical trial required for the full US approval of ARIKAYCE by the FDA in patients with MAC lung disease;
•Continue our global expansion efforts in Europe and Japan to support pre-commercial activities in those regions and support the potential regulatory filings for ARIKAYCE in Japan in the first quarter of 2020;
•Advance our pipeline, which is intended to bring additional therapies to market for patients with serious and rare diseases, including designing and conducting a Phase 3 program of INS1007 in patients with bronchiectasis;
•Ensure our product supply chain will support the global commercialization and potential future lifecycle management programs of ARIKAYCE;
•Develop a core value dossier to support payor reimbursement for ARIKAYCE in the US, Europe and Japan;
•Maintain or obtain determinations of coverage and reimbursement in the US for ARIKAYCE from governmental and other third-party payors;
•Support further research and lifecycle management strategies for ARIKAYCE, including the potential use of ARIKAYCE as part of a front-line, multi-drug regimen and as a maintenance therapy to prevent recurrence (defined as true relapse or reinfection) of MAC lung disease;
•Advance INS1009 for use as an inhaled dry powder formulation in PAH to a Phase 1 study and generate preclinical findings from our earlier-stage programs; and
•Expand our pipeline through corporate development.

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

Accelerated Approval
In March 2018, we submitted a new drug application (NDA) for ARIKAYCE to the FDA to request accelerated approval. Accelerated approval allows drugs that (i) are being developed to treat a serious or life-threatening disease or condition and (ii) provide a meaningful therapeutic benefit over existing treatments to be approved substantially based on an intermediate endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit, rather than a clinical endpoint such as survival or irreversible morbidity. In September 2018, the FDA granted accelerated approval for ARIKAYCE under the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD) for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options via the accelerated approval pathway. LPAD, which was enacted as part of the 21st Century Cures Act, serves to advance the development of new antibacterial drugs to treat serious or life-threatening infections in limited populations of patients with unmet needs. As required for drugs approved under the LPAD pathway, labeling for ARIKAYCE includes certain statements to convey that the drug has been shown to be safe and effective only for use in a limited population.
As a condition of accelerated approval, we must conduct a post-approval confirmatory clinical trial. The required confirmatory trial, which is currently under discussion with the FDA, will be designed to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease. The trial will evaluate the effect of ARIKAYCE on a clinically meaningful endpoint, as compared to an appropriate control, in the intended patient population of patients with MAC lung disease. We have initiated efforts to evaluate an appropriate PRO tool through a short-term study to enable the assessment of therapies for the treatment of NTM lung disease. In parallel, we plan to begin a confirmatory clinical study of ARIKAYCE in a front-line setting of patients with MAC lung disease in the second half of 2020. In addition, we intend to conduct a separate study in patients with NTM lung disease caused by M. abscessus. We continue to collaborate with the FDA on the timetable as well as the design and validation of the PRO and the post-approval confirmatory clinical trial. The full approval of ARIKAYCE will be contingent upon verification and description of clinical benefit in the post-approval confirmatory study.
Regulatory Pathway Outside of the US
Our regulatory filing in Europe was submitted in July 2019 and subsequently validated by the EMA. The EMA will primarily focus on the proportion of patients who maintained durable culture conversion for three months off all therapy on ARIKAYCE plus GBT compared to GBT only. We intend to submit regulatory filings for ARIKAYCE in Japan in the first quarter of 2020.
Clinical Trials
Accelerated approval of ARIKAYCE was supported by preliminary data from the CONVERT study, a global Phase 3 study evaluating the safety and efficacy of ARIKAYCE in adult patients with refractory MAC lung disease, using achievement of sputum culture conversion (defined as three consecutive negative monthly sputum cultures) by Month 6 as the primary endpoint. Patients who achieved sputum culture conversion by Month 6 continued in the CONVERT study for an additional 12 months of treatment following the first monthly negative sputum culture in order to assess the durability of culture conversion, as defined by patients that have completed treatment and continued in the CONVERT study off all therapy for three months. In May 2019, we presented at the American Thoracic Society meeting that 41/65 (63.1%) of patients on ARIKAYCE plus GBT who had achieved culture conversion by Month 6 had maintained durable culture conversion for three months off all therapy compared to 0/10 (0%) on GBT only (p<0.0002). Safety data for these patients were consistent with safety data previously reported for patients by Month 6 of the CONVERT study.
Patients who did not culture convert by Month 6 may have been eligible to enroll in the 312 study, an open-label extension study for these non-converting patients who completed six months of treatment in the CONVERT study. The primary objective of the 312 study was to evaluate the long-term safety and tolerability of ARIKAYCE in combination with a standard multi-drug regimen. The secondary objectives of the 312 study included evaluating the proportion of subjects achieving culture conversion (defined in the same way as the CONVERT study) by Month 6 and the proportion of subjects achieving culture conversion by Month 12, which was the end of treatment. We previously reported interim data as of December 2017 for patients in the 312 study, with 28.4% of patients who received GBT only in the CONVERT study (19/67) and 12.3% of patients who had received ARIKAYCE plus GBT in the CONVERT study (7/57) achieving culture conversion by Month 6 of the 312 study. The 312 study has concluded and final efficacy data regarding culture conversion were consistent with these interim data. We have analyzed the safety and efficacy data from the 312 study, and we did not observe any new safety signals.
Further Research and Lifecycle Management
We are currently exploring and supporting research and lifecycle management programs for ARIKAYCE beyond treatment of refractory MAC lung disease as part of a combination antibacterial regimen for adult patients who have limited or no treatment options. Specifically, we are evaluating study designs focusing on the MAC lung disease treatment pathway, including front-line treatment and maintenance to prevent recurrence (defined as true relapse or reinfection) of MAC lung disease. As noted above, we have initiated efforts to evaluate an appropriate PRO tool through a short-term study, to enable the assessment of therapies for the treatment of NTM lung disease. In parallel, we plan to begin the confirmatory clinical study of ARIKAYCE in a front-line setting of patients with MAC lung disease in the second half of 2020.
Subsequent lifecycle management studies could also potentially enable us to reach more patients. The use of ARIKAYCE to treat infections caused by non-MAC NTM species is being evaluated. For instance, we plan to conduct a study in patients with NTM lung disease caused by M. abscessus. These initiatives also include investigator-initiated studies, which are clinical studies initiated and sponsored by physicians or research institutions with funding from us and may also include new clinical studies sponsored by us.
 Market Opportunity for ARIKAYCE in MAC Lung Disease
NTM lung disease is associated with increased rates of morbidity and mortality, and MAC is the predominant pathogenic species in NTM lung disease in the US, Europe and Japan. The prevalence of NTM lung disease has increased over the past two decades, and we believe it is an emerging public health concern worldwide. Using information from external sources, including market research funded by us and third parties, and internal analyses and calculations, we currently estimate potential patient populations in the US, the EU5 (comprised of France, Germany, Italy, Spain and the United Kingdom) and Japan as follows:

Potential Market	Estimated Number of Patients with Diagnosed NTM Lung Disease	Estimated Number of Patients Treated for MAC Lung Disease	Estimated Number of MAC lung disease Patients Refractory to Treatment**
United States	95,000-115,000	48,000-55,000	12,000-17,000
EU5	14,000	4,400	1,400
Japan	125,000-145,000	60,000-70,000	15,000-18,000
** ARIKAYCE received accelerated approval for this population in the US in September 2018.

We are not aware of any other approved inhaled therapies specifically indicated for NTM lung disease in North America, Europe or Japan. Current guideline-based approaches for NTM lung disease, including those from the American Thoracic Society and Infectious Diseases Society of America (ATS/IDSA), involve multi-drug regimens not approved for the treatment of NTM lung disease and treatment that could last two years or more. Based on a burden of illness study that we conducted in the US with a major medical benefits provider, we previously concluded that patients with NTM lung disease are costly to healthcare plans, while a recent claims-based study in the US has shown that patients with NTM lung disease have higher resource utilization and costs than their age and gender-matched controls. Accordingly, we believe that a significant market opportunity for ARIKAYCE in NTM lung disease exists in the US and internationally.
We are currently exploring the MAC lung disease market opportunity for ARIKAYCE in Europe and Japan. We submitted our regulatory filing in Europe in July 2019. The CONVERT study included a comprehensive pharmacokinetic sub-study in Japanese subjects in lieu of a separate local pharmacokinetic study in Japan, as agreed with the Pharmaceuticals and Medical Devices Agency (PMDA). We intend to submit regulatory filings in Japan in the first quarter of 2020. We have established a Japanese subsidiary and, in 2018, began hiring local employees, including a general manager, to manage our regulatory and pre-commercial activities.
Product Pipeline
INS1007
INS1007 is a small molecule, oral, reversible inhibitor of DPP1, which we licensed from AstraZeneca in October 2016. We are developing INS1007 for the treatment of patients with bronchiectasis. DPP1 is an enzyme responsible for activating NSPs in neutrophils when they are formed in the bone marrow. Neutrophils are the most common type of white blood cell and play an essential role in pathogen destruction and inflammatory mediation. Neutrophils contain the NSPs (including neutrophil elastase (NE), proteinase 3, and cathepsin G) that have been implicated in a variety of inflammatory diseases. In chronic inflammatory lung diseases, neutrophils accumulate in the airways and result in excessive active NSPs that cause lung destruction and inflammation. INS1007 may decrease the damaging effects of inflammatory diseases such as NCFBE by inhibiting DPP1 and its activation of NSPs.

NCFBE is a severe, chronic pulmonary disorder in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage. The condition is marked by frequent pulmonary exacerbations requiring antibiotic therapy and/or hospitalizations. Symptoms include chronic cough, excessive sputum production, shortness of breath, and repeated respiratory infections, which can worsen the underlying condition. NCFBE affects approximately 340,000 to

520,000 patients in the US. Currently, there is no cure, and there are no approved therapies specifically targeting NCFBE in the US, Europe, or Japan. We are also exploring the potential of INS1007 in various neutrophil-driven inflammatory conditions.

As a result of the positive results of the WILLOW study discussed below, we plan to design and conduct a Phase 3 program, which will primarily investigate INS1007 in NCFBE. Based on indications from the FDA, we expect that the primary endpoint in the study will be frequency of pulmonary exacerbation.
The WILLOW Study
 The WILLOW study was a randomized, double-blind, placebo-controlled, parallel-group, multi-center, multi-national, Phase 2 study to assess the efficacy, safety and tolerability, and pharmacokinetics of INS1007 administered once daily for 24 weeks in patients with NCFBE. The WILLOW study was conducted at 116 sites and enrolled 256 adult patients diagnosed with NCFBE who had at least two documented pulmonary exacerbations in the 12 months prior to screening. Patients were randomized 1:1:1 to receive either 10 mg or 25 mg of INS1007 or matching placebo. The primary efficacy endpoint was the time to first pulmonary exacerbation over the 24-week treatment period in the INS1007 arms compared to the placebo arm.
WILLOW Top-Line Efficacy Data
We announced top-line data for the WILLOW study in February 2020. The top-line data demonstrates that the WILLOW study met its primary endpoint of time to first pulmonary exacerbation over the 24-week treatment period for both the 10 mg and 25 mg dosage groups of INS1007 compared to placebo (p=0.027, p=0.044, respectively). In addition, treatment with INS1007 resulted in a reduction in the frequency of pulmonary exacerbations, a key secondary endpoint, versus placebo. Specifically, patients treated with INS1007 experienced a 36% reduction in the 10 mg arm (p=0.041) and a 25% reduction in the 25 mg arm (p=0.167) versus placebo. Change in concentration of active NE in sputum versus placebo from baseline to the end of the treatment period was also statistically significant (p=0.034 for 10 mg, p=0.021 for 25 mg).
WILLOW Top-Line Safety and Tolerability Data
INS1007 was generally well-tolerated in the study. Rates of adverse events (AEs) leading to discontinuation in patients treated with placebo, INS1007 10 mg, and INS1007 25 mg were 10.6%, 7.4%, and 6.7%, respectively. The most common AEs in patients treated with INS1007 were cough, headache, sputum increase, dyspnea, fatigue, and upper respiratory tract infection. Rates of adverse events of special interest (AESIs) in patients treated with placebo, INS1007 10 mg, and INS1007 25 mg, respectively, were as follows: rates of periodontal disease were 2.4%, 7.4%, and 10.1%; rates of hyperkeratosis were 0%, 3.7%, and 1.1%; and rates of infections that were considered AESIs were 18.8%, 16.0%, and 16.9%.
Further Research
In August 2019, we received notice from the FDA that we were awarded a development grant of $1.8 million for specific work to be performed on a PRO tool over the next two years. The grant funding is for the development of a novel PRO tool for use in clinical trials to measure symptoms in patients with NCFBE with and without NTM lung infection.
INS1009
INS1009 is an investigational inhaled treprostinil prodrug formulation that has the potential to address certain of the current limitations of existing prostanoid therapies. We believe that INS1009 prolongs duration of effect and may provide PAH patients with greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day for the treatment of PAH. Reducing dose frequency has the potential to ease patient burden and improve compliance. Additionally, we believe that INS1009 may be associated with fewer side effects, including elevated heart rate, low blood pressure, and severity and/or frequency of cough, associated with high initial drug levels and local upper airway exposure when using current inhaled prostanoid therapies. We believe INS1009 may offer a differentiated product profile for rare pulmonary disorders, including PAH, and we are advancing its development to a Phase 1 study as an inhaled dry powder formulation.
Corporate Development
We plan to continue to develop, acquire, in license or co-promote other products and product candidates, including those that address rare diseases. We are focused broadly on rare disease therapeutics and prioritizing those areas that best align with our core competencies.

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
In October 2017, we entered into certain agreements with Patheon UK Limited (Patheon) related to increasing our long-term production capacity for ARIKAYCE commercial inventory. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our long-term anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. The aggregate investment to increase the long-term production capacity, including under these agreements, and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $60 million. In addition, we have a commercialization agreement with PARI, the manufacturer of our drug delivery nebulizer for ARIKAYCE, to address our commercial supply needs (the Commercialization Agreement).
We expect our future requirements for INS1007, beyond Phase 2, will be manufactured by a contract manufacturing organization (CMO).
We currently produce INS1009 and plan to utilize third parties to manufacture INS1009 at a larger scale and to manufacture the delivery device.
Intellectual Property
We own or license rights to more than 425 issued patents and pending patent applications in the US and in foreign countries, including more than 250 issued patents and pending patent applications related to ARIKAYCE. Our success depends in large part on our ability to maintain proprietary protection surrounding our product candidates, technology and know-how; to operate without infringing the proprietary rights of others; and to prevent others from infringing our proprietary rights. We actively seek patent protection by filing patent applications, including on inventions that are important to the development of our business in the US, Europe, Japan, Canada, and selected other foreign markets that we consider key for our product candidates. These international markets generally include Australia, China, India, Israel and Mexico.
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
ARIKAYCE Patents and Trade Secrets
Of the patents and applications related to ARIKAYCE, there are 10 issued US patents that cover the ARIKAYCE composition and its use in treating NTM. These patents are listed in the FDA Orange Book. These patents and their expiration dates are as follows:
•US Patent No. 7,718,189 (expires June 6, 2025)
•US Patent No. 8,226,975 (expires August 15, 2028)
•US Patent No. 8,632,804 (expires December 5, 2026)
•US Patent No. 8,802,137 (expires April 8, 2024)
•US Patent No. 8,679,532 (expires December 5, 2026)
•US Patent No. 8,642,075 (expires December 5, 2026)
•US Patent No. 9,566,234 (expires January 18, 2034)
•US Patent No. 9,827,317 (expires April 8, 2024)

•US Patent No. 9,895,385 (expires May 15, 2035)
•US Patent No. 10,251,900 (expires May 15, 2035)

In addition, we own five pending US patent applications that cover the ARIKAYCE composition and/or its use in treating NTM, including MAC lung infections. We also own a pending US application that covers methods for making ARIKAYCE. One or more of these patent applications, if issued as patents in their current form, may be eligible for listing in the FDA Orange Book for ARIKAYCE. We anticipate that in the US, we will have potential patent coverage for ARIKAYCE and its use in treating NTM lung disease, including NTM lung disease caused by MAC, through May 15, 2035.
Six patents have been granted by the European Patent Office (EPO) (European Patent Nos. 1581236, 1909759, 1962805, 2363114, 2823820 and 3142643) that relate to ARIKAYCE and its use in treating NTM, including MAC lung infections. In addition, we have five applications pending before the EPO that relate to ARIKAYCE and its use in treating NTM lung disease. We also have a pending European application that describes certain methods of making ARIKAYCE. European Patent No. 2363114 was opposed by Generics (UK) Ltd, a wholly-owned subsidiary of Mylan NV, and was revoked in November 2017. We have appealed that decision, and the patent remains enforceable during the appeal. The appeal hearing is scheduled to take place on March 31, 2020 in Munich, Germany. European Patent No. 1909759 (the '759 patent), owned by us, was previously opposed by Generics (UK) Ltd. A hearing was held on October 19, 2015, during which we submitted amended claims. The European Patent Office Opposition Division (EPOOD) maintained the patent as amended and Generics (UK) Ltd appealed the decision. The EPO Technical Board of Appeals heard arguments related to the appeal on January 8, 2019 and the product claims of the patent were held invalid. The method of manufacture claims was remitted to the EPOOD for further consideration, and remain enforceable. We have a divisional application pending that claims priority from the ‘759 patent where we are pursuing product claims of varying scope. European Patent No. 1962805, which expires approximately five months after the ‘759 patent (December 5, 2026 vs. July 19, 2026), also includes claims related to ARIKAYCE and its use in treating NTM lung disease. European Patent No. 3142643 expires May 15, 2035 and includes claims related to ARIKAYCE and its use for treating MAC lung infections.
More than 60 patents have also been issued in other major foreign markets, e.g., Japan, China, Korea, Australia, and India, that relate to ARIKAYCE and/or methods of using ARIKAYCE for treating various pulmonary disorders, including NTM lung disease. More than 30 foreign patent applications are pending that relate to the ARIKAYCE composition and/or its use in treating various pulmonary disorders, including NTM lung disease.
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
INS1007 Patents
Through our agreement with AstraZeneca, we have licensed US Patent Nos. 9,522,894, 9,815,805 and 10,287,258, which have claims related to INS1007 and methods for using INS1007. Each of these patents expires January 21, 2035 (not taking into account any potential patent term extension). Counterpart patent applications are pending throughout the world and a continuation application is pending in the US.
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

Trademarks
In addition to our patents and trade secrets, we have filed applications to register certain trademarks in the US and/or abroad, including INSMED and ARIKAYCE. At present, we have received two registrations for the INSMED mark and one registration for the ARIKAYCE mark from the US Patent and Trademark Office (USPTO). We have also received notices of allowance or registrations in a number of countries abroad for the INSMED and ARIKAYCE marks, among others. The EMA has indicated it has no objection to our use of the name ARIKAYCE, and the FDA has approved our use of the name ARIKAYCE, as the trade name for amikacin liposome inhalation suspension. Our ability to obtain and maintain trademark registrations will in certain geographical locations depend on making use of the mark in commerce on or in connection with our products and approval of the trademarks for our products by regulatory authorities in each country.
License and Other Agreements
ARIKAYCE-related Agreements
We currently rely, and will continue to rely, on agreements with a number of third parties in connection with the development and manufacture of ARIKAYCE.
PARI
We have a licensing agreement with PARI for use of the optimized Lamira Nebulizer System for delivery of ARIKAYCE in treating patients with NTM lung infections, cystic fibrosis (CF) and bronchiectasis. Under the licensing agreement, we have rights under several US and foreign issued patents and patent applications involving improvements to the optimized Lamira Nebulizer System, to exploit the system with ARIKAYCE for the treatment of such indications, but we cannot manufacture the nebulizers except as permitted under our Commercialization Agreement with PARI, which is described in further detail below. Lamira has been approved for use in the US (in combination with ARIKAYCE) and EU. We also currently have rights to use the nebulizers in expanded access programs and clinical trials. Lamira is labeled as investigational for use in our clinical trials in Japan, Canada and Australia and must receive regulatory approval before we can market ARIKAYCE outside the US and EU.
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
Under the licensing agreement, we paid PARI an upfront license fee and milestone payments. Upon FDA acceptance of our NDA and the subsequent FDA approval of ARIKAYCE, we made additional milestone payments of €1.0 million and €1.5 million, respectively, to PARI. In addition, PARI is entitled to receive a future milestone payment of €0.5 million in cash based on receipt of the first marketing approval in a major EU country for ARIKAYCE and the device. In October 2017, we exercised an option to buy-down the royalties payable to PARI. PARI is now entitled to receive royalty payments in the mid-single digits on the annual global net sales of ARIKAYCE pursuant to the licensing agreement, subject to certain specified annual minimum royalties.
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

Therapure
In February 2014, we entered into a contract manufacturing agreement with Therapure for the manufacture of ARIKAYCE, on a non-exclusive basis, at a 200 kg scale. Pursuant to the agreement, we collaborated with Therapure to construct a production area for the manufacture of ARIKAYCE in Therapure's existing manufacturing facility in Mississauga, Ontario, Canada. The agreement has an initial term of five years, which began in October 2018, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years' prior written notice to the other party. Notwithstanding the foregoing, the parties have rights and obligations under the agreement prior to the commencement of the initial term. Under the agreement, we are obligated to pay a minimum of $6 million for commercial ARIKAYCE batches produced and certain manufacturing activities each calendar year. The agreement allows for termination by either party upon the occurrence of certain events, including (i) the material breach by the other party of any provision of the agreement or the quality agreement expected to be entered into between the parties, and (ii) the default or bankruptcy of the other party. In addition, we may terminate the agreement for any reason upon no fewer than 180 days' advance notice.
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
Patheon and related agreements
In October 2017, we entered into certain agreements with Patheon related to the increase of our long-term production capacity for ARIKAYCE. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. Our manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon have given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The aggregate investment to increase our long-term production capacity, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $60 million.
SynteractHCR, Inc. (Synteract)
We entered into a services agreement with Synteract pursuant to which we retained Synteract to perform implementation and management services in connection with the CONVERT study. We may terminate the services agreement or any work order for any reason and without cause with 30 days' written notice. Either party may terminate the agreement in the event of a material breach or bankruptcy petition by the other party or, if any approval from a regulatory authority is revoked, suspended or expires without renewal. In April 2015, we entered into a work order with Synteract to perform implementation and management services for the 312 study. As of December 31, 2019, substantially all costs related to the CONVERT and 312 studies had been incurred.
Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT)
In 2004 and 2009, we entered into research funding agreements with CFFT whereby we received $1.7 million and $2.2 million in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the agreements, as amended, we owe milestone payments to CFFT of $13.4 million in the aggregate, which are payable through 2025. In addition, if certain global sales milestones are met within five years of ARIKAYCE's commercialization, we would owe additional payments of up to $3.9 million. We have estimated the likelihood of meeting the global sales milestones and have accrued for these contingent obligations proportionally based on net sales of ARIKAYCE.

INS1007-related Agreements
Syneos Health (Syneos)
We entered into a services agreement with Syneos pursuant to which we retained Syneos to perform implementation and management services in connection with the WILLOW study. We may terminate the services agreement or any work order for any reason and without cause with 30 days' written notice. Either party may terminate the agreement in the event of a material breach or bankruptcy petition by the other party or, if any approval from a regulatory authority is revoked, suspended or expires without renewal. We anticipate that aggregate costs relating to all work orders for the WILLOW study will be approximately $23 million over the period of the study.
AstraZeneca
In October 2016, we entered into a license agreement with AstraZeneca (the AZ License Agreement), pursuant to which AstraZeneca granted us exclusive global rights for the purpose of developing and commercializing AZD7986 (renamed INS1007). In consideration of the licenses and other rights granted by AstraZeneca, we made an upfront payment of $30.0 million in late October 2016. We are obligated to make a series of contingent milestone payments to AstraZeneca totaling up to an additional $85.0 million upon the achievement of clinical development and regulatory filing milestones. The next contingent milestone payment to AstraZeneca is $12.5 million and is due upon first dosing in a Phase 3 study. If we elect to develop INS1007 for a second indication, we will be obligated to make an additional series of contingent milestone payments totaling up to $42.5 million. We are not obligated to make any additional milestone payments for additional indications. In addition, we have agreed to pay AstraZeneca tiered royalties ranging from a high single-digit to mid-teens on net sales of any approved product based on INS1007 and one additional payment of $35.0 million upon the first achievement of $1 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with us for commercialization of INS1007 in chronic obstructive pulmonary disease or asthma. If we fail to comply with our obligations under our agreements with AstraZeneca (including, among other things, if we fail to use commercially reasonable efforts to develop and commercialize a product based on INS1007, or we are subject to a bankruptcy or insolvency), AstraZeneca would have the right to terminate the license.
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
In the lung disease market, our major competitors include pharmaceutical and biotechnology companies that have approved therapies or therapies in development for the treatment of chronic lung infections. There are other companies that are currently conducting early stage clinical trials for the treatment of lung disease. We are not aware of any approved inhaled therapies specifically indicated for refractory NTM lung infections in North America, Europe or Japan, but, as previously described, there is an ATS/IDSA-recommended treatment regimen that is utilized.
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
European Union
The European Commission grants orphan drug designation to promote the development of drugs or biologics (1) for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU, or (2) for life threatening, seriously debilitating or serious and chronic condition in the EU where, without incentives, sales of the drug in the European Economic Area (the EU plus Iceland, Lichtenstein and Norway) (EEA) are unlikely to be sufficient to justify its development. Orphan drug designation is available either if no other satisfactory method of diagnosing, preventing or treating the condition is approved in the EEA or if such a method does exist but the proposed orphan drug will be of significant benefit to patients. The European Commission has granted an orphan designation for ARIKAYCE for the treatment of NTM lung disease.
If a drug with an orphan drug designation subsequently receives a marketing authorization for a therapeutic indication which is covered by such designation, the drug is entitled to orphan exclusivity. Orphan exclusivity means that the EMA or a national medicines agency may not accept another application for authorization, or grant an authorization, for a same or similar drug for the same therapeutic indication. Competitors may receive such a marketing authorization despite orphan exclusivity, provided that they demonstrate that the existing orphan product is not supplied in sufficient quantities or that the 'second' drug or biologic is clinically superior to the existing orphan product. The 'second' drug may but need not have an orphan designation as well. The period of orphan exclusivity is 10 years, which can be extended by two years where an agreed pediatric investigation plan has been implemented. The exclusivity period may also be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Each orphan designation carries the potential for one market exclusivity for all the therapeutic indications that are covered by the designation. A product that has several separate orphan designations may have several separate market exclusivities.
Orphan drug designation also provides opportunities for free protocol assistance and fee reductions for access to the centralized regulatory procedure or fee exemptions for companies with a small and medium enterprises status. In addition, EU Member States may provide national benefits to orphan drugs, such as early access to the reimbursement procedure or exemption from any turnover tax imposed on pharmaceutical companies.
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
Drug Approval
United States

In the US, pharmaceutical products are subject to extensive regulation by the FDA and other government bodies. The US Federal Food, Drug, and Cosmetic Act (FDCA) and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable US requirements at any time during product development, approval, or after approval may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, FDA refusal to file or approve new drug applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties, and criminal prosecution. The description below summarizes the current approval process in the US for our product and product candidates.
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
After the FDA evaluates the NDA and the manufacturing and testing facilities, it issues either an approval letter or a complete response letter. Complete response letters generally outline the deficiencies in the submission and delineate the additional testing or information needed in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. An approval letter, which may specify post approval requirements, authorizes commercial marketing of the drug for the approved indication or indications and the other conditions of use set out in the approved prescribing information. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Under priority review status, the FDA has 180 days from either the 60 day filing date (in the case of new molecular entity (NME) NDA submissions) or the date of receipt of the NDA (in the case of non-NME original NDA submissions) to issue either an approval letter or a complete response letter, unless the review period is adjusted by mutual agreement between the FDA and the applicant or as a result of the applicant submitting a major amendment. The FDA's current performance goals call for the FDA to complete review of 90 percent of standard (non-priority) NDAs within 10 months and priority NDAs within six months of NDA filing or receipt.
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
The FDA also has various programs—fast track designation, priority review and breakthrough designation—that are intended to expedite or streamline the process for the development and FDA review of drugs that meet certain qualifications. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures. The programs each have different eligibility criteria and provide different benefits, and can be applied either alone or in combination depending on an applicant's circumstances. Fast track designation applies to a drug that is intended to treat a serious condition and for which nonclinical or clinical data demonstrate the potential to address unmet medical need. It should be requested at the time of IND submission or ideally no later than the pre-NDA meeting. The FDA must respond to requests for fast track designation within 60 days of receipt of the request. If granted, the applicant is eligible for actions to expedite development and review, such as frequent interaction with the review team, as well as for rolling review, meaning that the applicant may submit sections of the application as they are available. The timing of FDA's review of these sections depends on a number of factors, and the review clock does not start running until the agency has received a complete NDA submission. The FDA may withdraw fast track designation if the agency determines that the designation is no longer supported by data emerging in the clinical trial process.
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
Additionally, the FDA may approve eligible drugs under the LPAD. A product is eligible if it is intended to treat a serious or life-threatening infection in a limited population of patients with unmet needs, the drug otherwise meets the standards of approval, and the FDA receives a written request from the sponsor to approve the drug under this pathway. An antibacterial or anti-fungal drug approved through this pathway may follow a streamlined clinical development program involving smaller, shorter, or fewer clinical trials. Approval is based on a benefit-risk assessment in the intended limited population, taking into account the severity, rarity, or prevalence of the infection the drug is intended to treat and the availability or lack of alternative treatment for the patient population. Such drugs may not have favorable benefit-risk profiles in a broader population. Drugs approved under LPAD are subject to additional regulatory requirements, including labeling and advertising statements regarding the limited population and submission of promotional materials to the FDA at least 30 days prior to dissemination.  The FDA may remove these additional requirements if the agency approves the drug for a broader population.
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
Medical Device Regulation
Medical devices, such as Lamira, may receive marketing authorization from the FDA as stand-alone devices, or in some cases, may receive marketing authorization as part of a combination product. In either case, the ultimate product will need to satisfy FDA requirements. The primary pathways for marketing authorization for devices in the US are 510(k) clearance or premarket approval (PMA).
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
Medical devices are generally governed by Directive 93/42/EEC on Medical Devices (Directive 93/42) that harmonizes the conditions for placing medical devices on the European market. This Directive however does not regulate certain important marketing aspects, such as advertising or pricing and reimbursement, which remain governed by national law.
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
For classes of devices other than Class I, a manufacturer must have a Notified Body test and certify conformity of its design and production procedures or its products with the essential requirements of Directive 93/42. Certification takes the form of a certificate of conformity issued by the Notified Body, which is valid throughout the European Union. Upon certification by the Notified Body, the manufacturer affixes the CE mark to the medical device, which allows the product to move freely within the EU and thus prevents EU Member States from restricting sales and marketing of the devices, unless such measure is justified on the basis of evidence of non-compliance. Ultimately, the manufacturer is responsible for the conformity of the device with the essential requirements and for the affixing of the CE mark. Lamira is CE marked by PARI in the EU.
Manufacturers of medical devices are subject to materiovigilance obligations that require reporting of incidents or near incidents related to the use of a medical device, which incidents may demonstrate the need for corrective action by the manufacturer. In addition, Notified Bodies regularly reassess the conformity of a medical device to the essential requirements of Directive 93/42 and may from time to time audit the manufacturer and may, where needed, suspend or withdraw the manufacturer's certificate of conformity.
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
European Union
In the EU, new drugs (i.e. drugs containing a new active substance) for adults, must also be tested in children. This mandatory pediatric testing is carried out through the implementation of a pediatric investigation plan (PIP), which is proposed by the applicant and approved by the EMA. A PIP contains all the studies to be conducted and measures to be taken in order to support the approval of the new drug, including pediatric pharmaceutical forms, in all subsets of the pediatric population. Validation of the MAA for adults is subject to the implementation of the PIP, subject to one or more waivers or deferrals. On the one hand, the PIP may allow a deferral for one or more of the studies or measures included therein in order not to delay the approval of the drug in adults, and, on another hand, the EMA may grant either a product-specific waiver for the (adult) disease/condition or one or more pediatric subsets or a class waiver for the disease/condition. PIPs are subject to modifications from time to time, when they no longer are workable. Prior to obtaining the validation of a MAA for adults, the applicant has to demonstrate compliance with the PIP at the time of submission of the application. In the case of orphan medicinal products, completion of an approved PIP can result in an extension of the market exclusivity period from ten to twelve years.
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
Regulation Outside the US, Europe and Japan
In addition to regulations in the US, Europe and Japan, we will be subject to a variety of regulations in other jurisdictions governing clinical studies of our candidate products, including medical devices. Regardless of whether we obtain FDA approval for a product candidate, we must obtain approval of the product candidate (including a medical device) by the comparable regulatory authorities of countries outside the US before we can commence clinical studies or marketing of the product candidate in those countries. The requirements for approval and the approval process vary from country to country, and the time may be longer or shorter than that required for FDA approval. Under certain harmonized medical device approval/clearance regulations outside the US, reference to US clearance permits fast-tracking of market clearance. Other regions are harmonized with EU standards, and therefore recognize the CE mark as a declaration of conformity to applicable standards. Furthermore, we must obtain any required pricing approvals in addition to regulatory approval prior to launching a product candidate in the approving country. The discussion of EU government regulations also applies to the United Kingdom.
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
Reimbursement of Pharmaceutical Products
In the US, many independent third-party payors, as well as the Medicare and state Medicaid programs, reimburse dispensers of pharmaceutical products. Medicare is the federal program that provides healthcare benefits to senior citizens and certain disabled and chronically ill persons. Medicaid is the need-based federal and state program administered by the states to provide healthcare benefits to certain persons.

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
The US President has indicated an interest in taking steps to lower drug prices, such as having the federal government negotiate drug prices with pharmaceutical manufacturers and/or in indexing certain federally reimbursement payments to international drug prices. In May 2018, the Administration issued "American Patients First," a multi-faceted blueprint to lower drug prices.  The Administration has taken administrative steps to implement the blueprint, including through proposing sweeping demonstration projects aimed at putting downward pressure on drug prices. In addition, members of Congress have indicated an interest in legislative measures designed to lower drug costs. Drug pricing is an active area for regulatory reform at both the federal and state levels, and significant changes to current drug pricing and reimbursement structures in the US could be forthcoming
Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of drugs through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to patients. Some jurisdictions operate positive and negative list systems under which drugs may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for drugs, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new drugs. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drugs will allow favorable reimbursement and pricing arrangements for any of our products.
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
Fraud and Abuse and Other Laws
Physicians and other healthcare providers and third-party payors (government or private) often play a primary role in the recommendation and prescription of healthcare products. In the US and most other jurisdictions, numerous detailed requirements apply to government and private healthcare programs, and a broad range of fraud and abuse laws, transparency laws, and other laws are relevant to pharmaceutical companies. US federal and state healthcare laws and regulations in these areas include the following:
•The federal anti-kickback statute;
•The federal civil False Claims Act;
•The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act;
•The federal criminal false statements statute;
•The price reporting requirements under the Medicaid Drug Rebate Program and the Veterans Health Care Act of 1992;
•The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program; and
•Analogous and similar state laws and regulations.

Similar restrictions apply in the member states of the EU and Japan, which have been set out by laws or industry codes of conduct.
Employees
As of December 31, 2019, we had a total of 435 employees: 168 in research, clinical, regulatory, medical affairs and quality assurance; 36 in technical operations, manufacturing and quality control; 85 in general and administrative functions; and 146 in commercial activities. We had 373 employees in the US, 47 employees in Europe and 15 employees in Japan. We anticipate increasing our headcount in 2020.
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
Also available through our website's "Investors-Corporate Governance" page are charters for the Audit, Compensation, Nominations and Governance and Science and Technology Committees of our board of directors, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics. We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by making disclosures concerning such matters available on our website.
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
Our long-term viability and growth depend on the successful commercialization of ARIKAYCE, our only approved product, which has been approved in the US for the treatment of patients with refractory nontuberculous mycobacterial (NTM) lung disease caused by MAC (which we refer to as MAC lung disease) as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options. We have invested and continue to invest significant efforts and financial resources in the commercialization of ARIKAYCE, and our ability to generate revenue from ARIKAYCE will depend heavily on successfully commercializing and obtaining full regulatory approval for ARIKAYCE by conducting an appropriate confirmatory post-marketing study. ARIKAYCE was our first commercial launch, and its successful commercialization and our receipt of full regulatory approval for ARIKAYCE in the US are subject to many risks.

The commercial success of ARIKAYCE will depend on the degree of market acceptance by physicians, patients, third-party payors and others in the healthcare community.
Despite receiving US Food and Drug Administration (FDA) approval of ARIKAYCE market acceptance may vary among physicians, patients, third-party payors or others in the healthcare community. ARIKAYCE was the first product approved via the LPAD pathway, and there is limited information on how this approval may impact market acceptance of the product. If ARIKAYCE does not achieve and maintain an adequate level of acceptance, it is not likely that we will continue to generate significant revenue or become profitable. The degree of market acceptance of ARIKAYCE, which we launched in the US early in the fourth quarter of 2018, is also dependent on a number of additional factors, including the following:
•The willingness of the target patient population to use, and of physicians to prescribe, ARIKAYCE;
•The efficacy and potential advantages of ARIKAYCE over alternative treatments;
•The risk and safety profile of ARIKAYCE, including, among other things, physician and patient concern regarding the boxed warning and other safety precautions resulting from its association with an increased risk of respiratory adverse reactions, and any adverse safety information that becomes available as a result of longer-term use of ARIKAYCE;
•Relative convenience and ease of administration;
•The ability of the patient to tolerate ARIKAYCE;
•The pricing of ARIKAYCE;
•The ability and willingness of the patient to pay out of pocket costs for ARIKAYCE, for example, co-payments;
•Sufficient third-party insurance coverage and reimbursement;
•The strength of marketing and distribution support and timing of market introduction of competitive products and treatments; and
•Publicity concerning ARIKAYCE or any potential competitive products and treatments.

Our efforts to educate physicians, patients, third-party payors and others in the healthcare community on the benefits of ARIKAYCE has required and will continue to require significant resources, which may be greater than those required to commercialize more established technologies and these efforts may never be successful.
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
As a condition of accelerated approval, we must conduct a post-approval confirmatory clinical trial. The required confirmatory trial, which is currently under discussion with the FDA, is proposed to be a randomized, double-blind, placebo-controlled clinical trial to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease. The trial will evaluate the effect of ARIKAYCE on a clinically meaningful endpoint, as compared to an appropriate control in patients with MAC lung disease. Pursuant to the timetable agreed upon with the FDA when the approval letter of ARIKAYCE was received, confirmatory trial results are to be reported by 2024. We have initiated efforts to evaluate an appropriate patient reported outcome (PRO) tool through a short-term study to enable the assessment of ARIKAYCE for the treatment of MAC lung disease. In parallel, we plan to begin a confirmatory clinical study of ARIKAYCE in a front-line setting of patients with MAC lung disease in the second half of 2020. We continue to collaborate with the FDA on this timetable as well as the design and validation of the PRO and the post-approval confirmatory clinical trial. There is little precedent for clinical development and regulatory expectations for agents to treat MAC lung disease. As a result, we may encounter challenges designing this trial, including developing and reaching agreement with the FDA on the appropriate clinical endpoints, the design of the trial itself and the PRO, and if our PRO is not validated, we would need to develop a new clinical endpoint for the trial. We may also encounter substantial delays in enrolling and conducting the trial, and we may not be able to enroll and conduct the trial in a manner satisfactory to the FDA or within the time period required by the FDA. If the confirmatory trial is not successful, the FDA could, among other things, withdraw its approval of ARIKAYCE. Separate from the confirmatory trial, additional results from ongoing and recently completed studies may affect the FDA’s benefit-risk analysis for the product. Additionally, ARIKAYCE is subject to post-marketing commitments consisting of implementation of a healthcare provider communication plan, conducting a drug utilization assessment, and conducting further studies to identify an optimal quality control in vitro drug release method. Failure to meet post-marketing commitments may raise additional regulatory challenges.

We remain subject to substantial, ongoing regulatory requirements in the US related to ARIKAYCE, and failure to comply with these requirements could lead to enforcement action or otherwise materially harm our business.
ARIKAYCE is subject to a variety of manufacturing, packaging, storage, labeling, advertising, promotion, and record-keeping requirements, including requirements to:
•Conduct sales, marketing and promotion, scientific exchange, speaker programs, charitable donations and educational grant programs in compliance with federal and state laws;
•Disclose clinical trial information and payments to healthcare professionals and healthcare organizations on publicly available databases;
•Monitor and report complaints, adverse events and instances of failure to meet product specifications; and
•Comply with current good manufacturing practices (cGMP) and certain quality systems requirements for device components.

Failure to comply with these ongoing regulatory obligations could have significant negative consequences, including:

•Issuance of warning letters or untitled letters by FDA asserting that we are in violation of the law;
•Imposition of injunctions or civil monetary penalties or pursuit by regulators of civil or criminal prosecutions and fines against us or our responsible officers;
•Suspension or withdrawal of regulatory approval;
•Suspension or termination of ongoing clinical trials or refusal by regulators to approve pending marketing applications or supplements to approved applications;
•Seizure of products, required product recalls or refusal to allow us to enter into supply contracts, including government contracts, or to import or export products;
•Suspension of, or imposition of restrictions on, our operations, including costly new manufacturing requirements with respect to ARIKAYCE; and
•Negative publicity, including communications issued by regulatory authorities, which could negatively impact the perception of us or ARIKAYCE by patients, physicians, third-party payors or the healthcare community.

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
Our prospects for generating revenue and achieving profitability depend heavily upon the availability of adequate reimbursement for the use of ARIKAYCE from governmental and other third-party payors, both in the US and in other markets. We expect a substantial majority of ARIKAYCE revenue will come from Medicare reimbursement. Reimbursement by a third-party payor depends upon a number of factors, including the third-party payor’s determination that use of a product is:
•A covered benefit under its health plan;
•Safe, effective and medically necessary;
•Appropriate for the specific patient;
•Cost-effective; and
•Neither experimental nor investigational.

ARIKAYCE's potential addition to or exclusion from the guidelines of the American Thoracic Society and Infection Diseases Society of America may also be a factor in this determination. Obtaining a determination of coverage and reimbursement for a product from each governmental or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor. Since commercializing ARIKAYCE, payors have evaluated ARIKAYCE for inclusion on formularies. Going forward, we may not be able to provide data sufficient to gain positive coverage and reimbursement determinations or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of ARIKAYCE to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources.
Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-US regulatory authorities and/or may set a reimbursement rate that is too low to support a profitable sales price for the product. Payors have restricted and may also continue to restrict coverage of ARIKAYCE by using a variable co-payment structure that imposes higher costs on patients for drugs that are not preferred by the payor and by imposing requirements for prior authorization or step edits. Subsequent approvals of competitive products could result in a detrimental change to the reimbursement of our products. The occurrence of any of these events likely would adversely impact market acceptance and demand for ARIKAYCE, which, in turn, could affect our ability to successfully commercialize ARIKAYCE and adversely impact our business, financial condition, results of operations and prospects and the value of our common stock.
There is a significant focus in the US healthcare industry and elsewhere on drug prices and value, and public and private payors are taking increasingly aggressive steps to control their expenditures for pharmaceuticals by, inter alia, negotiating manufacturer discounts and placing restrictions on reimbursement, and patient access to, medications. These pressures could negatively affect our business. We expect changes in the Medicare program and state Medicaid programs, as well as managed care organizations and other third-party payors, to continue to put pressure on pharmaceutical product pricing. For instance, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) expanded Medicare outpatient prescription drug coverage for the elderly through Part D prescription drug plans sponsored by private entities and authorized such plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. The plans generally negotiate significant price concessions as a condition of formulary placement. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs, which is generally believed to have resulted in lower Medicare reimbursement for physician-administered drugs. These cost reduction initiatives and other provisions of this legislation provide additional pressure to contain and reduce drug prices and could decrease the coverage and price that we receive for any approved products and could seriously harm our business. Although the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations when setting their own reimbursement rates, and any reimbursement reduction resulting from the MMA may result in a similar reduction in payments from private payors. Additionally, the Patient Protection and Affordable Care Act (ACA) revised the definition of “average manufacturer price” for reporting purposes and increased the minimum percentage for Medicaid drug rebates to states, required drug manufacturers to provide a significant discount (70% as of January 1, 2019) on prescriptions for branded drugs filled while the beneficiary is in the Medicare Part D coverage gap (also known as the donut hole), and imposed a significant annual fee on companies that manufacture or import branded prescription drug products. We believe it is likely that the ACA, or any legislation enacted to amend or replace it, will continue the pressure on pharmaceutical pricing, especially under the Medicare program, and also may increase our regulatory burdens and operating costs. Such changes may have a significant impact on our ability to set a product price we believe is fair and may adversely affect our ability to generate revenue and achieve or maintain profitability. For instance, we have observed an increase in the time to fill prescriptions, particularly for patients that are insured through Medicare, in the first quarter of the year as a result of the donut hole, and, while we do not expect this situation to extend through the entire year, this situation may recur in the first quarter of subsequent years. We expect further federal and state proposals and healthcare reforms to continue to be proposed by legislators and/or the US President, which could limit the prices that can be charged for the products we develop or may otherwise limit our commercial opportunity. See Reimbursement of Pharmaceutical Products in Item 1 of Part I of this Annual Report on Form 10-K for more information. In addition, in connection with various government programs, we are required to report certain pricing information to the government, and the failure to do so may subject us to penalties.
In markets outside the US, including countries in the European Union (EU), Japan and Canada, pricing of pharmaceutical products is subject to governmental control. Evaluation criteria used by many government agencies in EU countries for the purposes of pricing and reimbursement typically focus on a product’s degree of innovation and its ability to meet a clinical need unfulfilled by currently available therapies. The ACA created a similar entity, the Patient-Centered Outcomes Research Institute, designed to review the effectiveness of treatments and medications in federally-funded healthcare programs. An adverse result could lead to a treatment or product being removed from Medicare or Medicare coverage. The decisions of such governmental agencies could affect our ability to sell our products profitably.
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
ARIKAYCE was granted accelerated approval from the FDA based on Month 6 data from the CONVERT study. In the US, ARIKAYCE is now being used by larger numbers of patients, potentially for longer periods of time, and we and others (including regulatory agencies and private payors) will collect extensive information on the efficacy and safety of ARIKAYCE by monitoring its use in the marketplace. In addition, we will conduct a confirmatory trial to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease and may conduct additional trials in connection with lifecycle management programs for ARIKAYCE in the US. New safety or efficacy data from both market surveillance and our clinical trials may result in negative consequences including the following:
•Modification to product labeling or promotional statements, such as additional boxed or other warnings or contraindications, or the issuance of additional “Dear Doctor Letters” or similar communications to healthcare professionals;
•Required changes in the administration of ARIKAYCE;
•Imposition of additional post-marketing surveillance, post-marketing clinical trial requirements, distribution restrictions or other risk management measures, such as a risk evaluation and mitigation strategy (REMS) or a REMS with elements to assure safe use;
•Suspension or withdrawal of regulatory approval;
•Suspension or termination of ongoing clinical trials or refusal by regulators to approve pending marketing applications or supplements to approved applications;
•Suspension of, or imposition of restrictions on, our operations, including costly new manufacturing requirements with respect to ARIKAYCE; and
•Voluntary or mandatory product recalls or withdrawals from the market and costly product liability claims.

Any of these circumstances could reduce ARIKAYCE’s market acceptance and would be likely to materially adversely affect our business.

If estimates of the size of the potential markets for ARIKAYCE are overstated or data we have used to identify physicians is inaccurate, our ability to earn revenue to support our business could be materially adversely affected.
We have relied on external sources, including market research funded by us and third parties, and internal analyses and calculations to estimate the potential market opportunities for MAC lung disease in the US, where ARIKAYCE has obtained regulatory approval, as well as other jurisdictions in which we are seeking or plan to seek approval, including the EU5 (comprised of France, Germany, Italy, Spain and the United Kingdom) and Japan. The externally sourced information used to develop these estimates has been obtained from sources we believe to be reliable, but we have not verified the data from such sources, and their accuracy and completeness cannot be assured. Similarly, our internal analyses and calculations are based upon management’s understanding and assessment of numerous inputs and market conditions, including, but not limited to, the projected increase in prevalence of MAC lung disease, Medicare patient population growth and ongoing population shifts to geographies with increased rates of MAC lung disease. These understandings and assessments necessarily require assumptions subject to significant judgment and may prove to be inaccurate. As a result, our estimates of the size of these potential markets for ARIKAYCE could prove to be overstated, perhaps materially.
In addition, we are relying on third-party data to identify the physicians who treat the majority of MAC lung disease patients in the US and to determine how to deploy our resources to market to those physicians; however, we may not be marketing to the appropriate physicians and may therefore be limiting our market opportunity.
We may develop estimates with respect to market opportunities for product candidates in the future, and such estimates would be subject to similar risks. In addition, a potential market opportunity could be reduced if a regulator limits the proposed treatment population for one of our product candidates, similar to the limited population for which ARIKAYCE was approved. In either circumstance, even if we obtain regulatory approval, we may be unable to commercialize the product on a scale sufficient to generate significant revenue from such product candidates, which could have a material adverse effect on our business, financial condition, results of operations and prospects and the value of our common stock.
We currently are building our global marketing and sales organization, and we have limited experience in marketing drug products. If we are unable to successfully market and sell ARIKAYCE, our ability to generate revenue will be adversely affected.
In order to commercialize ARIKAYCE, we must develop marketing, market access, sales and distribution capabilities on our own or make arrangements with third parties for its marketing, sale and distribution. We have commenced commercialization of ARIKAYCE in the US using our sales force, but we may not continue to be successful in these efforts. If ARIKAYCE receives marketing approval in Europe, we plan to expand our sales force to support those commercialization efforts. The establishment, development and maintenance of our own sales force is and will continue to be expensive and time-consuming. As a result, we may seek one or more partners to handle some or all of the sales and marketing of ARIKAYCE in certain markets outside the US following approval by the relevant regulatory authority in those markets. However, we may not be able to enter into arrangements with third parties to sell ARIKAYCE on favorable terms or at all. In the event that either our own marketing, market access, and sales force or third-party marketing, market access, and sales organizations are not effective, we would not be able to successfully commercialize ARIKAYCE, which would adversely affect our ability to generate revenue and materially harm us.
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
Risks Related to the Development and Regulatory Approval of Our Product Candidates Generally

The reported results of the WILLOW study are based on top-line data and may differ from complete study results once additional data are evaluated.
The reported results of our WILLOW study, which are discussed herein, consist of only top-line data from the study. Top-line data are based on a preliminary analysis of currently available efficacy and safety data, and therefore these reported results are subject to change following a comprehensive review of the more extensive data we expect to receive for patients in the study. Top-line data are based on important assumptions, estimations, calculations and information available to us, and we have not received all analytical outputs to evaluate all of the data from the WILLOW study. As a result, the top-line data results may differ from the complete data, or different conclusions or considerations may qualify such top-line results, once the complete data have been fully evaluated. If these top-line data differ from the results of the full data for the WILLOW study, our ability to continue development of, and ultimately seek regulatory approval for, INS1007 may be harmed, which could materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.

Pharmaceutical research and development is very costly and highly uncertain, and we may not succeed in developing product candidates in the future.

Product development in the pharmaceutical industry is an expensive, high-risk, lengthy, complicated, resource intensive process. In order to develop a product successfully, we must, among other things:
•Identify potential product candidates;
•Submit for and receive regulatory approval to perform clinical trials;
•Design and conduct appropriate preclinical and clinical trials, including confirmatory clinical trials, according to good laboratory practices and good clinical practices and disease-specific expectations of the FDA and other regulatory bodies;
•Select and recruit clinical investigators and subjects for our clinical trials;
•Obtain and correctly interpret data establishing adequate safety of our product candidates and demonstrating with statistical significance that our product candidates are effective for their proposed indications, as indicated by satisfaction of pre-established endpoints;
•Submit for and receive regulatory approvals for marketing; and
•Manufacture the product candidates and device components according to cGMP and other applicable standards and regulations.

There is a high rate of failure inherent in this process, and potential products that appear promising at early stages of development may fail for a number of reasons. Importantly, positive results from preclinical studies of a product candidate may not be predictive of similar results in human clinical trials, and promising results from earlier clinical trials of a product candidate may not be replicated in later clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving positive results in earlier stages of development and have abandoned development efforts or sought partnerships in order to continue development.
In addition, there are many other difficulties and uncertainties inherent in pharmaceutical research and development that could significantly delay or otherwise materially impair our ability to develop future product candidates, including the following:
•Conditions imposed by regulators, ethics committees or institutional review boards for preclinical testing and clinical trials relating to the scope or design of our clinical trials, including selection of endpoints and number of required patients or clinical sites;
•Challenges in designing our clinical trials to support potential claims of superiority over current standard of care or future competitive therapies;
•Restrictions placed upon, or other difficulties with respect to, clinical trials and clinical trial sites, including with respect to potential clinical holds or suspension or termination of clinical trials due to, among other things, potential safety or ethical concerns or noncompliance with regulatory requirements;
•Delayed or reduced enrollment in clinical trials, or high discontinuation rates;
•Failure by third-party contractors, contract research organizations (CROs), clinical investigators, clinical laboratories, or suppliers to comply with regulatory requirements or meet their contractual obligations in a timely manner;
•Greater than anticipated cost of our clinical trials; and
•Insufficient product supply or inadequate product quality.

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
Data submitted to regulators are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. Even if we believe our clinical trial results are promising, regulators may disagree with our interpretation of data, study design or execution and may refuse to accept our application for review or decline to grant approval. For example, in the fourth quarter of 2014, we filed a marketing authorization application (MAA) with the European Medicines Agency (EMA) for ARIKAYCE as a treatment for, among other things, MAC lung disease in adult patients. The filing was based in part on data from our Phase 2 study in patients with refractory MAC lung disease. We subsequently withdrew our MAA after the Committee for Medicinal Products for Human Use concluded that the data submitted did not provide sufficient evidence to support an approval.
In addition, the grant of a designation by the FDA or approval by the FDA does not ensure a similar decision by the regulatory authorities of other countries, and a decision by one foreign regulatory authority does not ensure regulatory authorities in other foreign countries or the FDA will agree with the decision. For instance, although ARIKAYCE received orphan drug designation in the US, ARIKAYCE did not qualify for orphan drug designation in Japan due to the estimated number of NTM patients in Japan exceeding 50,000. Similarly, clinical studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval procedures vary among countries and can involve additional product testing, including additional preclinical studies or clinical trials, and administrative review periods. The time required to obtain approval in these other territories might differ from that required to obtain FDA approval. We may never obtain approval for ARIKAYCE outside of the US or for our product candidates in the US or other jurisdictions, which would limit our market opportunities and materially adversely affect our business. Even if ARIKAYCE is approved outside of the US or if another product candidate is approved, regulators may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval.
We routinely assess regulatory strategies which could expedite the development and regulatory review of our product candidates in the US and other markets, but we may be unsuccessful in pursuing such strategies. The FDA has denied our request for orphan drug designation for INS1007 in NCFBE. In addition, although we believe that INS1009 could be eligible for approval under Section 505(b)(2), and thus could rely at least in part on studies not conducted by or for us and for which we do not have a right of reference, we may not obtain approval from the FDA to use this pathway.

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
ARIKAYCE is our first approved product candidate since our merger with Transave, Inc. (Transave), and we have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain regulatory approvals, including approval by the FDA, EMA, Ministry of Health, Labour and Welfare (MHLW), and Pharmaceuticals and Medical Devices Agency (PMDA), which might prevent us from successfully designing, implementing, or completing the clinical trials required to support regulatory approval of our product candidates. The application processes for the FDA, MHLW, PMDA, EMA and other regulatory agencies are complex and difficult and vary by regulatory agency, and we might not be able to demonstrate that our product candidates meet the relevant standards for regulatory approval or commercialize our product candidates in the US or elsewhere, or commercialize ARIKAYCE in jurisdictions outside of the US, or we might be significantly delayed in doing so. In such circumstances, our business, financial condition, results of operations and prospects and the value of our common stock may be materially adversely affected.
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
Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. If we experience delays in our clinical trials or other testing or the results of these trials or tests are not positive or are only modestly positive, including with respect to safety, we may:
•Experience increased product development costs;
•Be delayed in obtaining, or be unable to obtain, regulatory approval for one or more of our product candidates;
•Obtain approval for indications or patient populations that are not as broad as intended or entirely different than those indications for which we sought approval or with labeling with boxed warnings or other warnings or contraindications;
•Need to change the way the product is administered;
•Be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•Have regulatory authorities withdraw, or suspend, their approval of the product or impose risk mitigation strategies such as restrictions on distribution or other REMS;
•Face a shortened patent protection period during which we may have the exclusive right to commercialize our products;
•Have competitors that are able to bring similar products to market before us;
•Be sued for alleged injuries caused to patients using our products; or
•Suffer reputational damage.

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

The completion rate of our clinical trials is dependent on, among other factors, the patient enrollment rate. Patient enrollment is a function of many factors, including:
•Investigator identification and recruitment;
•Regulatory approvals to initiate study sites;
•Patient population size;
•The nature of the protocol to be used in the trial;
•Patient proximity to clinical sites;
•Eligibility criteria for the trial;
•Patient willingness to participate in the trial;
•Discontinuation rates; and
•Competition from other companies’ potential clinical trials for the same patient population.

Delays in patient enrollment for our clinical trials, including in the confirmatory clinical trial for ARIKAYCE, like those we encountered in enrolling the CONVERT study, could increase costs and delay commercialization and sales, if any, of our products. Once enrolled, patients may elect to discontinue participation in a clinical trial at any time. If patients elect to discontinue participation in our clinical trials at a higher rate than expected, we may be unable to generate the data required by regulators for approval of our product candidates.
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
We currently rely, and expect to continue to rely, on third parties for significant research, analytical services, preclinical development, clinical development and manufacturing of our product candidates and commercial scale manufacturing of ARIKAYCE and the Lamira Nebulizer System. For example, we do not own facilities for clinical-scale or commercial manufacturing of our product candidates. We currently rely on Therapure Biopharma Inc. (Therapure) and Ajinimoto Althea, Inc. (Althea) to provide our clinical and commercial supply of ARIKAYCE, and intend to rely on Patheon in the future. Additionally, almost all of our clinical trial work is done by CROs, such as SynteractHCR, Inc., our CRO for both the CONVERT and 312 studies, and clinical laboratories. Reliance on these third parties poses a number of risks, including the following:
•The diversion of management time and cost of third-party advisers associated with the negotiation, documentation and implementation of agreements with third parties in the pharmaceutical industry;
•The inability to control whether third parties devote sufficient resources to our programs or products, including with respect to meeting contractual deadlines;
•The inability to control the regulatory and contractual compliance of third parties, including their quality systems, processes and procedures, systems utilized to collect and analyze data, and equipment used to test drug product and/or clinical supplies;
•The inability to establish and implement collaborations or other alternative arrangements on favorable terms;
•Disputes with third parties, including CROs, leading to loss of intellectual property rights, delay or termination of research, development, or commercialization of product candidates or litigation or arbitration;
•Contracts with our collaborators fail to provide sufficient protection of our intellectual property; and
•Difficulty enforcing our contractual rights if one of these third parties fails to perform.

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
An inadequate supply of ARIKAYCE or the Lamira Nebulizer System would likely harm our commercial efforts or delay or impair clinical trials of ARIKAYCE or our product candidates and adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
The manufacturing facilities of our third-party manufacturers are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we and our manufacturing partners fail to comply with the regulations or maintain the approvals.
Manufacturers of ARIKAYCE, the Lamira Nebulizer System and our product candidates are subject to cGMP, Quality System Regulations and similar standards. While we have policies and procedures in place to select third-party manufacturers for our product and product candidates that adhere, and monitor their adherence to, such standards, they may nonetheless fail to do so. Similarly, while we have entered into a Commercialization Agreement with PARI for the manufacture of the Lamira Nebulizer System for use with ARIKAYCE, PARI may fail to adhere to applicable standards. These manufacturers and their facilities will be subject to periodic review and inspections by the FDA and other regulatory authorities following regulatory approval of our products, as with ARIKAYCE. For instance, to monitor compliance with applicable regulations, the FDA routinely conducts inspections of facilities and may identify potential deficiencies. The FDA issues what are referred to as “Form 483s” that set forth observations and concerns identified during its inspections. Failure to satisfactorily address the concerns or potential deficiencies identified in a Form 483 could result in the issuance of a warning letter, which is a notice of the issues that the FDA believes to be significant regulatory violations requiring prompt corrective actions. Failure to respond adequately to a warning letter, or to otherwise fail to comply with applicable regulatory requirements could result in enforcement, remedial and/or punitive actions by the FDA or other regulatory authorities.

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
In connection with our commercialization of ARIKAYCE in the US and international expansion efforts, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, quality, commercial compliance, medical affairs, and sales and marketing. For example, we plan to hire additional personnel to support our commercialization of ARIKAYCE and preparation for potential regulatory filings for ARIKAYCE in other markets. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with this anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, which could delay the execution of our business plans or disrupt our operations.
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
As part of our business strategy, we may effect acquisitions to obtain additional businesses, products, technologies, capabilities and personnel. Acquisitions involve a number of operational risks, including:
•Failure to achieve expected synergies;
•Difficulty and expense of assimilating the operations, technology and personnel of any acquired business;
•The inability to retain the management, key personnel and other employees of any acquired business;
•The inability to maintain any acquired company’s relationship with key third parties, such as alliance partners;
•Exposure to legal claims or other liabilities for activities of any acquired business prior to acquisition;
•Diversion of our management’s attention from our core business; and
•Potential impairment of intangible assets, adversely affecting our reported results of operations and financial condition.

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
The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims, particularly as we now commercialize ARIKAYCE in the US. Regardless of merit or eventual outcome, liability claims may result in:
•Decreased demand for ARIKAYCE and any other products that we may commercialize, and a corresponding loss of revenue
•Substantial monetary awards to patients or trial participants;
•Significant time and costs to defend the related litigation;
•Withdrawal or reduced enrollment of clinical trial participants; and
•Reputational harm and significant negative media attention.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of clinical trial participants and employees. Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could have a material adverse effect on our business operations, including a material disruption of our drug development and commercialization programs. Unauthorized disclosure of sensitive or confidential patient or employee data, including personally identifiable information, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, or unauthorized access to or through our information systems and networks, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation. Unauthorized disclosure of personally identifiable information could also expose us to sanctions for violations of data privacy laws and regulations around the world. In addition, the loss of clinical trial data for our product candidates could result in delays in our regulatory submission and approval efforts and significantly increase our costs to recover or reproduce the data, if possible. To the extent that any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. For example, the loss of or damage to clinical trial data, such as from completed or ongoing clinical trials, for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

We currently have limited operations outside of the US. As of December 31, 2019, we had 47 employees located in Europe and 15 employees located in Japan, although we have clinical trial sites and suppliers located around the world. In order to meet our long-term goals, we expect to grow our international operations over the next several years, including in Europe and Japan, and continue to source material used in the manufacture of our product candidates from abroad. Consequently, we are and will continue to be subject to risks related to operating in foreign countries, including:
•Limited experience with international regulatory requirements;
•An inability to achieve optimal pricing and reimbursement for ARIKAYCE, if approved in another jurisdiction, or subsequent changes in reimbursement, pricing and other regulatory requirements;
•Any implementation of, or changes to, tariffs, trade barriers and other import-export regulations in the US or other countries in which we, or our third-party partners, operate;
•Unexpected adverse events related to ARIKAYCE or our product candidates occurring in foreign markets that we have not experienced in the US;
•Economic and political conditions, including geopolitical events, such as war and terrorism, foreign currency fluctuations and inflation, which could result in reduced revenue, increased or unpredictable operating expenses and other obligations incident to doing business in, or with a company located in, another country;
•Changes resulting from the UK's exit from the EU, including: (i) the uncertainty and instability in economic and market conditions; (ii) the uncertainty regarding the UK’s access to the EU Single Market and the impact on the wider trading, legal, regulatory and labor environments; and (iii) the uncertainty in the European regulatory framework, including the relocation of the EMA from the UK to the Netherlands, and the subsequent potential disruption and delay of EMA regulatory actions and, following the transition period, UK regulatory actions; and
•Compliance with foreign or US laws, rules and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import, export and trade restrictions, anti-bribery/anti-corruption laws, regulations or rules, which could lead to actions by us or our distributors, manufacturers, other third parties who act on our behalf or with whom we do business in foreign countries or our employees who are working abroad that could subject us to investigation or prosecution under such foreign or US laws.

These and other risks associated with our international operations may materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.

We operate in a highly competitive and changing environment, and if we are unable to adapt to our environment, we may be unable to compete successfully.
Biotechnology and related pharmaceutical technology have undergone and are likely to continue to experience rapid and significant change. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies and to obtain and maintain protection for our intellectual property. Compounds, products or processes that we develop may become obsolete before we recover any expenses incurred in connection with their development. We face substantial competition from pharmaceutical, biotechnology and other companies, universities and research institutions with respect to NTM lung disease, bronchiectasis, and pulmonary arterial hypertension (PAH). Relative to us, most of these entities have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical studies, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. Many of our competitors may achieve product commercialization or obtain patent protection earlier than us. Furthermore, we believe that our competitors have used, and may continue to use, litigation to gain a competitive advantage. Our competitors may also use different technologies or approaches to develop products similar to ARIKAYCE and our product candidates.
We expect that competing successfully will depend, among other things, on the relative speed with which we can develop products, complete the clinical testing and regulatory approval processes and supply commercial quantities of the product to the market, as well as product efficacy, safety, reliability, availability, timing and scope of regulatory approval and price. We expect competition to increase as technological advances are made and commercial applications broaden. There are potential competitive products, both approved and in development, which include oral, systemic, or inhaled antibiotic products to treat chronic respiratory infections. For instance, certain entities have expressed interest in studying their products for lung disease and are seeking to advance studies in lung disease, including NTM lung disease caused by mycobacterial species other than MAC. We are not aware of any entities currently conducting clinical trials for the treatment of refractory MAC lung disease or of any other approved inhaled therapies specifically indicated for NTM lung disease in North America, Europe or Japan. If any of our competitors develops a product that is more effective, safe, tolerable or, convenient or less expensive than ARIKAYCE or our product candidates, it would likely materially adversely affect our ability to generate revenue. We also may face lower priced generic competitors if third-party payors encourage use of generic or lower-priced versions of our product or if competing products are imported into the US or other countries where we may sell ARIKAYCE. In addition, in an effort to put downward pressure on drug pricing, Congress and the FDA are working to facilitate generic competition, which could result in our experiencing competition earlier than otherwise would be the case.

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
Additionally, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented through litigation, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection for amikacin liposome inhalation suspension or our product candidates. US patents and patent applications may also be subject to interference or derivation proceedings, and US patents may be subject to re-examination proceedings, reissue, post-grant review and/or inter partes review in the USPTO. Our foreign patents have been and may be in the future subject to opposition or comparable proceedings in the corresponding foreign patent office, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. See Intellectual Property-ARIKAYCE Patents and Trade Secrets in Item 1 of Part I of this Annual Report on Form 10-K for more information on our European patents that have been previously opposed.
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
In the event of successful litigation or settlement of claims against us for infringement or misappropriation of a third-party’s proprietary rights, as in 2007 with respect to IPLEX, we may be required to take actions including but not limited to the following:
•Paying damages, including up to treble damages, royalties, and the other party’s attorneys’ fees, which may be substantial;
•Ceasing development, manufacture, marketing and sale of products or use of processes that infringe the proprietary rights of others;
•Expending significant resources to redesign our products or our processes so that they do not infringe the proprietary rights of others, which may not be possible, or may result in significant regulatory delays associated with conducting additional clinical trials or other steps to obtain regulatory approval; and/or
•Acquiring one or more licenses from third parties, which may not be available to us on acceptable terms or at all.

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

We are a party to various agreements related to ARIKAYCE and our product candidates, including licensing agreements with PARI and AstraZeneca, which we view as material to our business. For additional information regarding the terms of these agreements, see Business-License and Other Agreements in Item 1 of Part I of this Annual Report on Form 10-K. These agreements impose a number of obligations on us and our business, including restrictions on our ability to freely develop or commercialize our product candidates and requirements to make milestone and royalty payments to our counterparties upon certain events. Under our license agreement with AstraZeneca, AstraZeneca retains a right of first negotiation pursuant to which it may exclusively negotiate with us before we can negotiate with a third-party regarding any transaction to develop or commercialize INS1007, subject to certain exceptions. While this right of first negotiation is not triggered by a change of control, it may impede or delay our ability to consummate certain other transactions involving INS1007.
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
Risks Related to Government Regulation
Government healthcare reform could materially increase our costs, which could materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
Our industry is highly regulated and changes in or revisions to laws and regulations that make gaining regulatory approval, reimbursement and pricing more difficult or subject to different criteria and standards may adversely impact our business, operations or financial results.
The Administration and the majority party in the Senate have indicated their ongoing desire to repeal the ACA and, in December 2017, Congress repealed the ACA's individual mandate, i.e., the penalty imposed on individuals who do not obtain healthcare coverage. It is unclear what the effect of this partial repeal will be and whether, when and how repeal of other sections of the law may be effectuated and what the effect on the healthcare sector will be. In December 2018, a federal district court judge in Texas found the ACA to be unconstitutional, although the ruling was stayed while the case is appealed. In December 2019, the US Court of Appeals for the Fifth Circuit found the individual mandate to be unconstitutional and remanded the case to the district court to determine whether the individual mandate provision is severable from the rest of the law. The district court’s ruling remains stayed pending appeal. It is unclear what the outcome of this litigation and other pending challenges to the ACA's constitutionality, as well as the effect of these matters on the healthcare sector, will be. The US President has indicated an interest in taking steps to lower drug prices, such as having the federal government negotiate drug prices with pharmaceutical manufacturers and/or in indexing certain federally reimbursement payments to international drug prices. See Reimbursement of Pharmaceutical Products in Item 1 of Part I of this Annual Report on Form 10-K for more information. Changes to the ACA, to the Medicare or Medicaid programs, or to the ability of the federal government to negotiate or otherwise affect drug prices, or other federal legislation regarding healthcare access, financing or legislation in individual states, could affect our business, financial condition, results of operations and prospects and the value of our common stock. It remains unclear how any new legislation or regulation might affect the prices we may obtain for ARIKAYCE or any of our product candidates for which regulatory approval is obtained.

If we are found in violation of federal or state “fraud and abuse” laws, we may be required to pay a penalty or may be suspended from participation in federal or state healthcare programs, which may adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.

In the US, we are subject to various federal and state healthcare “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state healthcare programs. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the US government, and our business, financial condition, results of operations and prospects and the value of our common stock may be adversely affected. Our reputation could also suffer. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.

Under the ACA, we are required to report information on payments or transfers of value to US physicians and teaching hospitals, which is posted in searchable form on a public website. Failure to submit required information may result in civil monetary penalties.

Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. In addition to the federal government, some states, as well as other countries, including France, require the disclosure of certain payments to healthcare professionals. The federal privacy regulations under HIPAA, state, and foreign medical record privacy laws may limit access to information identifying those individuals who may be prospective users. There are ambiguities as to what is required to comply with these requirements, and we could be subject to penalties if it is determined that we have failed to comply with an applicable legal requirement.

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

Our operations are subject to anti-corruption laws, including the US Foreign Corrupt Practices Act (FCPA), the UK Bribery Act and other anti-corruption laws that apply in countries where we do business. The FCPA, UK Bribery Act and these other laws generally prohibit us, our employees and our intermediaries from making prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We conducted the 312 study and the WILLOW study, our global Phase 2 study of INS1007 in NCFBE, at a broad range of trial sites around the world. Certain of these jurisdictions pose a risk of potential FCPA violations, and we have relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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
Under the ODA, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition. The company that obtains the first regulatory approval from the FDA for a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. Similar laws exist in the EU with a term of 10 years. See Business-Government Regulation-Orphan Drug Designation in Item 1 of Part I of this Annual Report on Form 10-K for additional information. If a competitor obtains approval of the same drug for the same indication or disease before us, and the FDA grants such orphan drug exclusivity, we would be prohibited from obtaining approval for our product for seven or more years, unless our product can be shown to be clinically superior. In addition, even if we obtain orphan exclusivity, the FDA may approve another product during our orphan exclusivity period for the same indication under certain circumstances.

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
We have incurred losses each previous year of our operation, except in 2009, when we sold our manufacturing facility and certain other assets to Merck & Co, Inc. As of December 31, 2019, our accumulated deficit was $1.5 billion. For the years ended December 31, 2019, 2018 and 2017, our consolidated net loss was $254.3 million, $324.3 million and $192.6 million, respectively. Our ability to generate revenue will depend on the success of commercial sales of ARIKAYCE; however, we do not anticipate our revenue from the sale of ARIKAYCE will be sufficient for us to become profitable without reductions in our operating expenses. Despite our commercialization of ARIKAYCE in the US, we expect to continue to incur substantial operating expenses, and resulting operating losses, for the foreseeable future as we:
•Initiate or continue clinical studies of our product candidates;
•Initiate a post-marketing clinical trial of ARIKAYCE, as required by the FDA;
•Seek to discover or in-license additional product candidates
•Seek regulatory approvals for ARIKAYCE in foreign markets
•Scale-up manufacturing capabilities for future ARIKAYCE production, including the increase of production capacity at Patheon and process improvements in order to manufacture at a larger commercial scale; and
•Enhance operational, compliance, financial, quality and information management systems and hire more personnel, including personnel to support our commercialization efforts and development of our product candidates.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We may need to raise additional funds to continue our operations, but we face uncertainties with respect to our ability to access capital.
Our operations have consumed substantial amounts of cash since our inception. We expect to expend substantial financial resources to commercialize ARIKAYCE, including expenditures on product sales, marketing, manufacturing and distribution, fund the confirmatory post-marketing study for ARIKAYCE and continue research and development of and, where applicable, seek regulatory approval for ARIKAYCE and our product candidates. We may need to raise additional capital to fund these activities, including due to changes in our product development plans or misjudgment of expected costs, to fund corporate development, to maintain our intellectual property portfolio or for other purposes, including to resolve litigation. As of December 31, 2019, we had $487.4 million of cash and cash equivalents on hand. Our operating expenses, capital expenditures and long-term investments were significantly higher in 2019 than in 2018, reflecting our investment in the build-out of our commercial organization to support global expansion activities for ARIKAYCE, including the launch of ARIKAYCE in the US in the fourth quarter of 2018, the build-up of third-party manufacturing capacity and manufacture of commercial inventory, which includes capital and long-term investments, and continued investment in research and development as well as selling, general and administrative expenses. We do not know whether additional financing will be available when needed, or, if available, whether the terms will be favorable. If adequate funds are not available to us when needed, we may be forced to delay, restrict or eliminate all or a portion of our development programs or commercialization efforts.
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
The degree to which we are leveraged could have negative consequences, such as the following:
•We may be more vulnerable to economic downturns, less able to withstand competitive pressures, and less flexible in responding to changing economic conditions;
•Our ability to obtain financing in the future may be limited;
•A substantial portion of our cash flows from operations in the future may be required for the payment of the principal amount of the Convertible Notes when they or any additional indebtedness become due; and
•We may elect to make cash payments upon conversion of the Convertible Notes, which would reduce our available cash.

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

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding October 15, 2024 only under certain circumstances. For example, after the quarter ending March 31, 2018, holders may convert their Convertible Notes at their option during any quarter (and only during such quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price on each applicable trading day. If the Convertible Notes become convertible prior to October 15, 2024, we may be required to reclassify our Convertible Notes and the related debt issuance costs as current liabilities and certain portions of our equity outside of equity to mezzanine equity, which would have an adverse impact on our reported financial results for such quarter, and could have an adverse impact on the market price of our common stock and the trading price of the Convertible Notes.

Intangible assets comprised approximately 7% of our total assets as of December 31, 2019. A reduction in the value of our intangible assets could have a material adverse effect on our results of operations, financial condition and the value of our common stock.
As a result of the merger with Transave in 2010, we recorded an intangible in-process research and development (IPRD) asset of $77.9 million and goodwill of $6.3 million on our balance sheet. As a result of the clinical hold on ARIKAYCE announced in late 2011, we recorded a charge of $26.0 million in the fourth quarter of 2011 that reduced the value of IPRD to $58.2 million and reduced goodwill to zero. In addition, in September 2018 we recorded an additional $1.7 million in intangible assets related to a milestone to PARI as a result of FDA approval of ARIKAYCE. As of December 31, 2019, the balance of these intangibles, net of amortization was $52.1 million and $1.5 million, respectively. Future activities or events could result in additional write-downs of these intangible assets, which could materially adversely affect our results of operations, financial condition and the value of our common stock.
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

Certain provisions of Virginia law, our articles of incorporation and amended and restated bylaws and arrangements with our employees could hamper a third-party’s acquisition of, or discourage a third-party from attempting to acquire control of, us or limit the price that investors might be willing to pay for shares of our common stock. These provisions or arrangements include:
•The ability to issue preferred stock with rights senior to those of our common stock without any further vote or action by the holders of our common stock. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of the holders of our common stock. In certain circumstances, such issuance could have the effect of decreasing the market price of our common stock.
•The existence of a staggered board of directors in which there are three classes of directors serving staggered three-year terms, thus expanding the time required to change the composition of a majority of directors.
•The requirement that shareholders provide advance notice when nominating director candidates to serve on our board of directors.
•The inability of shareholders to convene a shareholders’ meeting without the chairman of the board, the president or a majority of the board of directors first calling the meeting.
•The prohibition against entering into a business combination with the beneficial owner of 10% or more of our outstanding voting stock for a period of three years after the 10% or greater owner first reached that level of stock ownership, unless certain criteria are met.
•In addition to severance agreements with our officers and provisions in our incentive plans that permit acceleration of equity awards upon a change in control, a severance plan for eligible full-time employees that provides such employees with severance equal to six months of their then-current base salaries in connection with a termination of employment without cause upon, or within 18 months following, a change in control.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We currently lease 117,022 square feet of office space for our corporate headquarters in Bridgewater, New Jersey. We have a one-time option to expand the leased premises by up to 50,000 square feet prior to the fifth anniversary of the initial lease commencement, which occurred in the fourth quarter of 2019. The initial term of this lease will expire in 2030.
We also lease laboratory space located in Bridgewater for which the initial lease term expires in September 2021. In October 2018, we expanded this lease to a total of 28,002 square feet. In addition, we lease office space in Ireland, the Netherlands, Switzerland and Japan.
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

$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Insmed Incorporated
NASDAQ Composite
S&P 500
NASDAQ Pharmaceutical
NASDAQ Biotechnology

_________________________________
* $100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected financial data reflects our consolidated statements of operations and consolidated balance sheets for and as of the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The data below should be read in conjunction with, and is qualified by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$136,467	$9,835	$—	$—	$—
Cost of product revenues (excluding amortization of intangible assets)	24,212	2,423	—	—	—
Gross profit	112,255	7,412	—	—	—
Operating expenses:
Research and development	131,711	145,283	109,749	122,721	74,277
Selling, general and administrative	210,796	168,218	79,171	50,679	43,216
Amortization of intangible assets	4,993	1,249	—	—	—
Total operating expenses	347,500	314,750	188,920	173,400	117,493
Operating loss	(235,245)	(307,338)	(188,920)	(173,400)	(117,493)
Investment income	9,921	10,341	1,624	604	261
Interest expense	(27,705)	(25,472)	(5,925)	(3,498)	(2,889)
Loss on extinguishment of debt	—	(2,209)	—	—	—
Other income (expense), net	(531)	602	300	119	(33)
Loss before income taxes	(253,560)	(324,076)	(192,921)	(176,175)	(120,154)
Income tax provision (benefit)	777	201	(272)	98	(1,971)
Net loss	$(254,337)	$(324,277)	$(192,649)	$(176,273)	$(118,183)
Basic and diluted net loss per share	$(3.01)	$(4.22)	$(2.89)	$(2.85)	$(2.02)
Weighted average basic and diluted common shares outstanding	84,560	76,889	66,576	61,892	58,633
Balance Sheet Data:
Cash and cash equivalents	$487,429	$495,072	$381,165	$162,591	$282,876
Total assets	$742,299	$604,556	$462,047	$237,956	$356,556
Total long-term liabilities	$395,385	$316,558	$56,332	$55,484	$22,599
Total shareholders' equity	$261,674	$208,266	$361,059	$154,483	$311,698

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
EXECUTIVE OVERVIEW
We are a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. Our first commercial product, ARIKAYCE (amikacin liposome inhalation suspension), received accelerated approval in the United States (US) in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options. Nontuberculous mycobacterial (NTM) lung disease caused by MAC (which we refer to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Our clinical-stage pipeline includes INS1007 and INS1009. INS1007 is a novel oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1) with therapeutic potential in bronchiectasis and other inflammatory diseases. INS1009 is an inhaled formulation of a treprostinil prodrug that may offer a differentiated product profile for rare pulmonary disorders, including pulmonary arterial hypertension (PAH). We have legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, the United Kingdom (UK), Switzerland, Japan and Bermuda.
Prior to 2019, we had not generated significant revenue and through December 31, 2019, we had an accumulated deficit of $1.5 billion. We have financed our operations primarily through the public offerings of our equity securities and debt financings. Although it is difficult to predict our future funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents as of December 31, 2019 will enable us to fund our operations for at least the next 12 months.
We expect to continue to incur operating losses at our US and certain international entities, as we plan to initiate or continue clinical studies of our product candidates; initiate a post-marketing clinical trial of ARIKAYCE, as required by the FDA; seek to discover or in-license additional product candidates; seek regulatory approvals for ARIKAYCE in foreign markets; scale-up manufacturing capabilities for future ARIKAYCE production, including the increase of production capacity at Patheon and process improvements; and enhance operational, compliance, financial, quality and information management systems and hire more personnel, including personnel to support our commercialization efforts and development of our product candidates.
APPROVED PRODUCT - ARIKAYCE
ARIKAYCE is our first approved product. Accelerated approval of ARIKAYCE was supported by preliminary data from the CONVERT study, a global Phase 3 study evaluating the safety and efficacy of ARIKAYCE in adult patients with refractory MAC lung disease, using achievement of sputum culture conversion (defined as three consecutive negative monthly sputum cultures) by Month 6 as the primary endpoint. Patients who achieved sputum culture conversion by Month 6 continued in the CONVERT study for an additional 12 months of treatment following the first monthly negative sputum culture in order to assess the durability of culture conversion, as defined by patients that have completed treatment and continued in the CONVERT study off all therapy for three months. In May 2019, we presented at the American Thoracic Society meeting that 41/65 (63.1%) of patients on ARIKAYCE plus GBT who had achieved culture conversion by Month 6 had maintained durable culture conversion for three months off all therapy compared to 0/10 (0%) on GBT only (p<0.0002). Safety data for these patients were consistent with safety data previously reported for patients by Month 6 of the CONVERT study.
Patients who did not culture convert by Month 6 may have been eligible to enroll in the 312 study, an open-label extension study for these non-converting patients who completed six months of treatment in the CONVERT study. The primary objective of the 312 study was to evaluate the long-term safety and tolerability of ARIKAYCE in combination with a standard multi-drug regimen. The secondary objectives of the 312 study included evaluating the proportion of subjects achieving culture conversion (defined in the same way as the CONVERT study) by Month 6 and the proportion of subjects achieving culture conversion by Month 12, which was the end of treatment. We previously reported interim data as of December 2017 for patients in the 312 study, with 28.4% of patients who received GBT only in the CONVERT study (19/67) and 12.3% of patients who had received ARIKAYCE plus GBT in the CONVERT study (7/57) achieving culture conversion by Month 6 of the 312 study. The 312 study has concluded and final efficacy data regarding culture conversion were consistent with these interim data. We have analyzed the safety and efficacy data from the 312 study, and we did not observe any new safety signals.
As a condition of accelerated approval, we must conduct a post-approval confirmatory clinical trial. The required confirmatory trial, which is currently under discussion with the FDA, will be designed to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease. The trial will evaluate the effect of ARIKAYCE on a clinically meaningful endpoint, as compared to an appropriate control. We have initiated efforts to evaluate an appropriate PRO tool through a short-term study to enable the assessment of therapies for the treatment of NTM lung disease. In parallel, we plan to begin a confirmatory clinical study of ARIKAYCE in a front-line setting of patients with MAC lung disease in the second half of 2020. We continue to collaborate with the FDA on the timetable as well as the design and validation of the PRO and the post-approval confirmatory clinical trial. The full approval of ARIKAYCE will be contingent upon verification and description of clinical benefit in the post-approval confirmatory study.
Further Research and Lifecycle Management
We are currently exploring and supporting research and lifecycle management programs for ARIKAYCE beyond treatment of refractory MAC lung disease as part of a combination antibacterial regimen for adult patients who have limited or no treatment options. Specifically, we are evaluating study designs focusing on the MAC lung disease treatment pathway, including front-line treatment and maintenance to prevent recurrence (defined as true relapse or reinfection) of MAC lung disease. As noted above, in parallel, we plan to conduct our required confirmatory trial to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease beginning in the second half of 2020.
Subsequent lifecycle management studies could also potentially enable us to reach more patients. The use of ARIKAYCE to treat infections caused by non-MAC NTM species is being evaluated. For instance, we plan to conduct a study in patients with NTM lung disease caused by M. abscessus. These initiatives also include investigator-initiated studies, which are clinical studies initiated and sponsored by physicians or research institutions with funding from us and may also include new clinical studies sponsored by us.
PIPELINE PROGRESS
 INS1007
INS1007 is a small molecule, oral, reversible inhibitor of DPP1, which we licensed from AstraZeneca in October 2016. We are developing INS1007 for the treatment of patients with bronchiectasis. DPP1 is an enzyme responsible for activating neutrophil serine proteases (NSPs) in neutrophils when they are formed in the bone marrow. Neutrophils are the most common type of white blood cell and play an essential role in pathogen destruction and inflammatory mediation. Neutrophils contain the NSPs (including neutrophil elastase (NE), proteinase 3, and cathepsin G) that have been implicated in a variety of inflammatory diseases. In chronic inflammatory lung diseases, neutrophils accumulate in the airways and result in excessive active NSPs that cause lung destruction and inflammation. INS1007 may decrease the damaging effects of inflammatory diseases such as non-cystic fibrosis bronchiectasis (NCFBE) by inhibiting DPP1 and its activation of NSPs.
NCFBE is a severe, chronic pulmonary disorder in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage. The condition is marked by frequent pulmonary exacerbations requiring antibiotic therapy and/or hospitalizations. Symptoms include chronic cough, excessive sputum production, shortness of breath, and repeated respiratory infections, which can worsen the underlying condition. NCFBE affects approximately 340,000 to 520,000 patients in the US. Currently, there is no cure, and there are no approved therapies specifically targeting NCFBE in the US, Europe, or Japan. We are also exploring the potential of INS1007 in various neutrophil-driven inflammatory conditions.
As a result of the positive results of the WILLOW study discussed below, we plan to design and conduct a Phase 3 program, which will primarily investigate INS1007 in NCFBE. Based on indications from the FDA, we expect that the primary endpoint will be frequency of pulmonary exacerbation.
The WILLOW Study
The WILLOW study was a randomized, double-blind, placebo-controlled, parallel-group, multi-center, multi-national, Phase 2 study to assess the efficacy, safety and tolerability, and pharmacokinetics of INS1007 administered once daily for 24 weeks in patients with NCFBE. The WILLOW study was conducted at 116 sites and enrolled 256 adult patients diagnosed with NCFBE who had at least two documented pulmonary exacerbations in the 12 months prior to screening. Patients were randomized 1:1:1 to receive either 10 mg or 25 mg of INS1007 or matching placebo. The primary efficacy endpoint was the time to first pulmonary exacerbation over the 24-week treatment period in the INS1007 arms compared to the placebo arm.
WILLOW Top-Line Efficacy Data
The top-line data demonstrates that the WILLOW study met its primary endpoint of time to first pulmonary exacerbation over the 24-week treatment period for both the 10 mg and 25 mg dosage groups of INS1007 compared to placebo (p=0.027, p=0.044, respectively). In addition, treatment with INS1007 resulted in a reduction in the frequency of pulmonary exacerbations, a key secondary endpoint, versus placebo. Specifically, patients treated with INS1007 experienced a 36% reduction in the 10 mg arm (p=0.041) and a 25% reduction in the 25 mg arm (p=0.167) versus placebo. Change in concentration of active NE in sputum versus placebo from baseline to the end of the treatment period was also statistically significant (p=0.034 for 10 mg, p=0.021 for 25 mg).

WILLOW Top-Line Safety and Tolerability Data
INS1007 was generally well-tolerated in the study. Rates of adverse events (AEs) leading to discontinuation in patients treated with placebo, INS1007 10 mg, and INS1007 25 mg were 10.6%, 7.4%, and 6.7%, respectively. The most common AEs in patients treated with INS1007 were cough, headache, sputum increase, dyspnea, fatigue, and upper respiratory tract infection. Rates of adverse events of special interest (AESIs) in patients treated with placebo, INS1007 10 mg, and INS1007 25 mg, respectively, were as follows: rates of periodontal disease were 2.4%, 7.4%, and 10.1%; rates of hyperkeratosis were 0%, 3.7%, and 1.1%; and rates of infections that were considered AESIs were 18.8%, 16.0%, and 16.9%.
Further Research
In August 2019, we received notice from the FDA that we were awarded a development grant of $1.8 million for specific work to be performed on a PRO tool over the next two years. The grant funding is for the development of a novel PRO tool for use in clinical trials to measure symptoms in patients with NCFBE with and without NTM lung infection.
INS1009
INS1009 is an investigational inhaled treprostinil prodrug formulation that has the potential to address certain of the current limitations of existing prostanoid therapies. We believe that INS1009 prolongs duration of effect and may provide PAH patients with greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day for the treatment of PAH. Reducing dose frequency has the potential to ease patient burden and improve compliance. Additionally, we believe that INS1009 may be associated with fewer side effects, including elevated heart rate, low blood pressure, and severity and/or frequency of cough, associated with high initial drug levels and local upper airway exposure when using current inhaled prostanoid therapies. We believe INS1009 may offer a differentiated product profile for rare pulmonary disorders, including PAH, and we are advancing its development to a Phase 1 study as an inhaled dry powder formulation.
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
Cost of product revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to royalty expenses and revenue-based milestones. We began capitalizing inventory upon FDA approval of ARIKAYCE. All costs related to inventory for ARIKAYCE prior to FDA approval were expensed as incurred and therefore not included in cost of product revenues.
Research and Development (R&D) Expenses
R&D expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions, including medical affairs. R&D expense also includes other internal operating expenses, the cost of manufacturing a product candidate, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as INS1007. Our R&D expenses related to manufacturing our product candidates and medical devices for clinical study are primarily related to activities at contract manufacturing organizations (CMOs) that manufacture INS1007 and INS1009. Our R&D expenses related to clinical trials are primarily related to activities at contract research organizations (CROs) that conduct and manage clinical trials on our behalf. These contracts with CROs set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts with CROs primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.
Selling, General and Administrative (SG&A) Expenses
SG&A expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for our non-employee directors and personnel serving in our executive, finance and accounting, legal and compliance, commercial and pre-commercial, corporate development, field sales, information technology, program management and human resource functions. SG&A expenses also include professional fees for legal services, consulting services, including commercial activities, insurance, board of director fees, tax and accounting services and certain milestones related to ARIKAYCE.
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

RESULTS OF OPERATIONS
Comparison of the Years Ended December 31, 2019 and 2018
Overview - Operating Results
Our operating results for the year ended December 31, 2019, included the following:
•Total revenues from sales of ARIKAYCE increased $126.6 million as compared to the prior year as a result of the launch of ARIKAYCE in the fourth quarter of 2018;
•Cost of product revenues (excluding amortization of intangibles) increased $21.8 million as compared to the prior year as a result of the launch of ARIKAYCE in the fourth quarter of 2018;
•R&D expenses decreased $13.6 million as compared to the prior year primarily resulting from costs relating to the Patheon production facility being included in other assets in 2019 and external manufacturing expenses for ARIKAYCE being included as a component of inventory in 2019;
•SG&A expenses increased $42.6 million as compared to the prior year resulting from external expenses related to ARIKAYCE and the Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) milestone;
•Amortization of intangible assets increased $3.7 million as compared to the prior year; and
•Interest expense increased $2.2 million as compared to the prior year related primarily to the accretion of the debt discount on the $450.0 million aggregate principal amount of 1.75% convertible senior notes due 2025 (the Convertible Notes).

Net loss for the year ended December 31, 2019 was $254.3 million, or $3.01 per share—basic and diluted, compared with a net loss of $324.3 million, or $4.22 per share—basic and diluted, for the year ended December 31, 2018.
Revenues
Total revenue consists of net sales of ARIKAYCE, which was approved by the FDA in September 2018 and launched in the US in October 2018. The following table summarizes the sources of revenue for the years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,		Increase (decrease)
	2019	2018	$	%
Net product revenues, US	$132,094	$9,265	$122,829	1326%
Net product revenues, EAPs	4,373	570	3,803	667%
Total revenues	$136,467	$9,835	$126,632	1288%

Revenues for the year ended December 31, 2019 increased to $136.5 million as compared to $9.8 million in 2018. The increase was a result of having a full year of ARIKAYCE sales in 2019, after the launch of ARIKAYCE in the fourth quarter of 2018.
Cost of Product Revenues (excluding amortization of intangibles)
Cost of produce revenues increased to $24.2 million for the year ended December 31, 2019 as compared to $2.4 million in 2018. All product costs incurred prior to FDA approval of ARIKAYCE in September 2018 were expensed as R&D expenses. Cost of product revenues (excluding amortization of intangibles) consists primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packages services, freight, and production-related overhead costs, in addition to royalty and revenue-based milestones. We expect our cost of product revenues (excluding amortization of intangibles) as a percent of revenue to increase in 2020.
R&D Expenses
R&D expenses for the years ended December 31, 2019 and 2018 were comprised of the following (in thousands):

	Years Ended December 31,		Increase (decrease)
	2019	2018	$	%
External Expenses
Clinical development and research	$32,421	$30,287	$2,134	7.0%
Manufacturing	10,416	43,824	(33,408)	(76.2)%
Regulatory, quality assurance, and medical affairs	13,343	12,290	1,053	8.6%
Subtotal—external expenses	$56,180	$86,401	$(30,221)	(35.0)%
Internal Expenses
Compensation and benefit related expenses	$53,535	$38,794	$14,741	38.0%
Stock-based compensation	8,210	9,395	(1,185)	(12.6)%
Other internal operating expenses	13,786	10,693	3,093	28.9%
Subtotal—internal expenses	$75,531	$58,882	$16,649	28.3%
Total	$131,711	$145,283	$(13,572)	(9.3)%

R&D expenses decreased to $131.7 million during the year ended December 31, 2019 from $145.3 million in 2018. The $13.6 million decrease was primarily due to a decrease of $33.4 million in external manufacturing expenses, specifically related to: pre-approval purchases of ARIKAYCE raw materials; pre-approval CMO expenses related to ARIKAYCE commercial inventory production; and costs relating to increasing our long-term production capacity at Patheon. This was partially offset by a $14.7 million increase in compensation and related expenses due to an increase in headcount in the year ended December 31, 2019 as compared to the prior year.
During the year ended December 31, 2019, external R&D expenses of $56.2 million consisted of $29.0 million related to ARIKAYCE, $22.0 million related to INS1007, and $5.2 million related to other research expenses. During the year ended December 31, 2018, external R&D expenses of $86.4 million consisted of $69.2 million related to ARIKAYCE, $13.9 million related to INS1007, and $3.3 million related to other research expenses.
SG&A Expenses
SG&A expenses for the years ended December 31, 2019 and 2018 were comprised of the following (in thousands):

	Years Ended December 31,		Increase (decrease)
	2019	2018	$	%
Compensation and benefit related expenses	$67,064	$62,592	$4,472	7.1%
Stock-based compensation	18,761	16,845	1,916	11.4%
Professional fees and other external expenses	97,855	70,248	27,607	39.3%
Facility related and other internal expenses	27,116	18,533	8,583	46.3%
Total SG&A expenses	$210,796	$168,218	$42,578	25.3%

SG&A expenses increased to $210.8 million during the year ended December 31, 2019 from $168.2 million in 2018. The $42.6 million increase was primarily due to a $27.6 million increase in professional fees and other external expenses related to ARIKAYCE, including disease awareness efforts, patient support activities, field operations, and other professional fees. SG&A for the year ended December 31, 2019 included approximately $10.2 million for a certain milestone related to the CFFT agreements. SG&A also increased $8.6 million due to higher facility related and other internal expenses.
Amortization of Intangible Assets
Amortization of intangible assets for the years ended December 31, 2019 and 2018 was $5.0 million and $1.2 million, respectively. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestone paid to PARI for the FDA approval of ARIKAYCE.
Interest Expense
Interest expense was $27.7 million for the year ended December 31, 2019 as compared to $25.5 million for 2018. The $2.2 million increase in interest expense in the year ended December 31, 2019 as compared to the prior year period relates to accretion of the debt discount on the $450.0 million aggregate principal amount of Convertible Notes. The interest expense on the Convertible Notes is based on an effective interest rate of 7.6%.
Provision (benefit) for Income Taxes
The income tax provision was $0.8 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively. The income tax provision for the year ended December 31, 2019 and December 31, 2018 reflects the current income tax expense recorded as a result of taxable income in certain of our subsidiaries in Europe and Japan.
Comparison of the Years Ended December 31, 2018 and 2017
Please refer to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a comparative discussion of our fiscal years ended December 31, 2018 and December 31, 2017.
LIQUIDITY AND CAPITAL RESOURCES
Overview
There is considerable time and cost associated with developing potential pharmaceutical products to the point of regulatory approval and commercialization. We commenced commercial shipments of ARIKAYCE in October 2018. We expect to continue to incur operating losses at our US and certain international entities, as we plan to fund R&D for ARIKAYCE and our other pipeline programs, continue commercialization activities for ARIKAYCE in the US, continue to invest in pre-commercial and regulatory activities for ARIKAYCE in Europe and Japan, and other general and administrative activities.

In the second quarter of 2019, we completed an underwritten public offering of 10,657,692 shares of common stock, which included the underwriters' exercise in full of its over-allotment option of 1,042,307 shares from the Company at a price to the public of $26.00, less underwriting discounts. Our net proceeds from the sale of the shares, after deducting underwriting discounts and commissions and other offering expenses of $16.0 million, were $261.1 million. The offering also included the sale of 400,000 shares from our Chairman and Chief Executive Officer, from which we received no proceeds.

In January 2018, we completed an underwritten public offering of $450.0 million aggregate principal amount of Convertible Notes, including the exercise in full of the underwriter's option to purchase additional Convertible Notes. Our net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were $435.8 million.

In September 2017, we completed an underwritten public offering of 14,123,150 shares of our common stock, which included the underwriter’s exercise in full of its over-allotment option of 1,842,150 shares, at a price to the public of $28.50 per share.  Our net proceeds from the sale of the shares, after deducting underwriting discounts and other offering expenses of $24.8 million, were $377.7 million.

We may need to raise additional capital to fund our operations, including continued commercialization of ARIKAYCE and future clinical trials related to ARIKAYCE, to design and conduct a Phase 3 program for INS1007, to develop INS1009, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. We expect to opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. We expect such additional funding, if any, would be used to continue to commercialize ARIKAYCE, to conduct further trials of ARIKAYCE, to develop our product candidates, or to pursue the license or purchase of other technologies or products and product candidates. During 2020, we plan to support the commercialization of ARIKAYCE in the US, to continue to fund further clinical development of ARIKAYCE and INS1007, and to fund our global expansion efforts to support pre-commercial activities in Europe and Japan including obtaining regulatory approvals for ARIKAYCE in those regions. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be expenses related to the commercialization efforts for ARIKAYCE, expenses related to the development activities for INS1007, and to a lesser extent, future ARIKAYCE clinical trials.
Cash Flows
As of December 31, 2019, we had cash and cash equivalents of $487.4 million, as compared with $495.1 million as of December 31, 2018. The $7.6 million decrease was due to cash used in operating activities and, to a lesser extent, cash used in investing activities, mostly offset by cash received from the underwritten public offering of our common stock in the second quarter of 2019. Our working capital was $470.0 million as of December 31, 2019 as compared with $439.2 million as of December 31, 2018.
Net cash used in operating activities was $250.6 million and $258.0 million for the years ended December 31, 2019 and 2018, respectively. The net cash used in operating activities during the years ended December 31, 2019 and 2018 was primarily for the commercial activities related to ARIKAYCE, as well as general and administrative expenses. In addition, net cash used in operating activities during the year ended December 31, 2019 and 2018 included clinical trial expenses related to INS1007.
Net cash used in investing activities was $42.3 million and $14.8 million for the years ended December 31, 2019 and 2018, respectively. The net cash used in investing activities during 2019 was primarily related to the investment in our long-term production capacity at Patheon and our new corporate headquarters. The net cash used in investing activities during 2018 was primarily related to the investment in our long-term production capacity at Patheon. We expect our net cash used in investing activities will decrease in 2020 as compared to 2019 as a result of the completion of our corporate headquarters and the remaining investment required at the Patheon facility.
Net cash provided by financing activities was $285.3 million and $386.7 million for the years ended December 31, 2019 and 2018, respectively. Net cash provided by financing activities for the year ended December 31, 2019 included net cash proceeds of $261.1 million from our underwritten public offering of 10,657,692 shares in the second quarter of 2019 and cash proceeds from stock option exercises. Net cash provided by financing activities during 2018 included net cash proceeds of $435.8 million from our convertible debt issuance and cash proceeds received from stock option exercises.
Contractual Obligations
In January 2018, we completed an underwritten public offering of $450.0 million aggregate principal amount of Convertible Notes pursuant to an indenture between the Company and Wells Fargo Bank, National Association, as trustee. Our net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were approximately $435.8 million. The Convertible Notes bear interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The Convertible Notes mature on January 15, 2025, unless earlier converted, redeemed, or repurchased. The Convertible Notes are convertible into common stock of the Company under certain circumstances described in the indenture. For more information, see Note 8 - Debt in our notes to the consolidated financial statements.
In September 2018, we entered into an agreement (the Lease) with Exeter 700 Route 202/206, LLC to lease 117,022 square feet of office space located in Bridgewater, New Jersey for our corporate headquarters. Subject to certain conditions, we have the one-time option to expand the leased premises by up to 50,000 rentable square feet, exercisable prior to the fifth anniversary of the Commencement Date, which was October 1, 2019. The initial Lease term runs 130 months from the Commencement Date and we have the option to extend that term for up to three additional five-year periods. In addition, we are responsible for operating expenses and taxes pursuant to the Lease. Future minimum payments under the Lease during the initial Lease Term are approximately $32.3 million. The Lease contains customary default provisions, including those relating to payment defaults, performance defaults and events of bankruptcy.
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
We have a licensing agreement with PARI for the use of the optimized Lamira Nebulizer System for delivery of ARIKAYCE in treating patients with NTM lung infections, CF and bronchiectasis. Under the licensing agreement, we have rights under several US and foreign issued patents, and patent applications involving improvements to the optimized Lamira Nebulizer System, to exploit the system with ARIKAYCE for the treatment of such indications, but we cannot manufacture the nebulizers except as permitted under our Commercialization Agreement with PARI, as described below. The Lamira Nebulizer System has been approved for use in the US (in combination with ARIKAYCE) and the EU. Under the licensing agreement, we made an upfront license fee and milestone payments to PARI. Upon FDA acceptance of our New Drug Application and the subsequent FDA approval of ARIKAYCE, we made additional milestone payments of €1.0 million and €1.5 million, respectively, to PARI. In addition, PARI is entitled to receive a future milestone payment of €0.5 million in cash based on receipt of the first marketing approval in a major EU country for ARIKAYCE and the device. In October 2017, we exercised an option to buy-down the royalties payable to PARI, which was included within selling, general and administrative expenses in the fourth quarter of 2017. PARI is now entitled to receive royalty payments in the mid-single digits on the annual global net sales of ARIKAYCE, pursuant to the licensing agreement, subject to certain specified annual minimum royalties.
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
In October 2017, we entered into certain agreements with Patheon related to the increase of our long-term production capacity for ARIKAYCE. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. Our manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon have given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The aggregate investment to increase our long-term production capacity, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $60 million.
In 2004 and 2009, we entered into research funding agreements with CFFT whereby we received $1.7 million and $2.2 million in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the agreements, as amended, we owe milestone payments to CFFT of $13.4 million in the aggregate, which are payable through 2025. In addition, if certain global sales milestones are met within five years of ARIKAYCE's commercialization, we will owe additional payments of up to $3.9 million. We have estimated the likelihood of meeting such global sales milestones and have accrued for these contingent obligations proportionally based on net sales of ARIKAYCE.
As of December 31, 2019, future payments under our long-term debt agreements, minimum future payments under non-cancellable leases and minimum future payment obligations are as follows (in thousands):

		As of December 31, 2019 Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations
Debt maturities	$450,000	$—	$—	$—	$450,000
Contractual interest	43,334	7,875	15,750	15,750	3,959
Capital leases	32,250	2,939	5,276	5,252	18,783
Operating leases	3,521	1,926	1,595	—	—
Purchase obligations	82,017	10,767	11,850	9,450	49,950
CFFT milestone payments	13,400	1,000	3,900	5,500	3,000
Total contractual obligations	$624,522	$24,507	$38,371	$35,952	$525,692
This table does not include: (a) any milestone payments, except for the CFFT milestone payments included in the table above, which may become payable to third parties under our license and collaboration agreements as the timing and likelihood of such payments are not known; (b) the royalty payments specified below, as the amounts of such payments, timing and/or the likelihood of such payments are not known; (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above; and (d) any payments related to the agreements mentioned below.
We entered into a services agreement with Syneos Health (Syneos) pursuant to which we retained Syneos to perform implementation and management services in connection with the WILLOW study. We may terminate the services agreement or any work order for any reason and without cause with 30 days' written notice. Either party may terminate the agreement in the event of a material breach or bankruptcy petition by the other party or, if any approval from a regulatory authority is revoked, suspended or expires without renewal. We anticipate that aggregate costs relating to all work orders for the WILLOW study will be approximately $23 million over the period of the study.
In October 2016, we entered into the AZ License Agreement, pursuant to which AstraZeneca granted us exclusive global rights for the purpose of developing and commercializing AZD7986 (which we renamed INS1007). In consideration of the licenses and other rights granted by AstraZeneca, we made an upfront payment of $30.0 million, which was included as research and development expense in the fourth quarter of 2016. We are obligated to make a series of contingent milestone payments to AstraZeneca totaling up to an additional $85.0 million upon the achievement of clinical development and regulatory filing milestones. The next contingent milestone payment to AstraZeneca is $12.5 million and is due upon first dosing in a Phase 3 study. If we elect to develop INS1007 for a second indication, we will be obligated to make an additional series of contingent milestone payments totaling up to $42.5 million. We are not obligated to make any additional milestone payments for any additional indications. In addition, we have agreed to pay AstraZeneca tiered royalties ranging from a high single-digit to mid-teens on net sales of any approved product based on INS1007 and one additional payment of $35.0 million upon the first achievement of $1 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with us for commercialization of INS1007 in chronic obstructive pulmonary disease or asthma.
Future Funding Requirements
We may need to raise additional capital to fund our operations, including the continued commercialization of ARIKAYCE, future clinical trials related to ARIKAYCE, development of INS1007 and INS1009, and the potential development, acquisition, in-license or co-promotion of other products or product candidates, including those that address orphan or rare diseases. We expect that our future capital requirements may be substantial and will depend on many factors, including:
•The timing and cost of our future clinical trials of ARIKAYCE for the treatment of patients with NTM lung infections;
•The decisions of the EMA, MHLW and PMDA with respect to our applications for marketing approval of ARIKAYCE in Europe and Japan;
•The costs of activities related to the regulatory approval process and the timing of approvals, if received;

•The cost of supporting the sales and marketing efforts necessary to support the continued commercial efforts of ARIKAYCE;
•The cost of filing, prosecuting, defending, and enforcing patent claims;
•The timing and cost of our anticipated clinical trials, including our planned INS1007 Phase 3 program and the related milestone payments due to AstraZeneca;
•The costs of our manufacturing-related activities;
•The costs associated with commercializing ARIKAYCE outside the US, if approved; and
•The levels, timing and collection of revenue earned from sales of ARIKAYCE and other products approved in the future, if any.

We have raised $1.1 billion in net proceeds from securities offerings since September 2017. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. However, our business strategy may require us to raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise.
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

CRITICAL ACCOUNTING POLICIES
Preparation of financial statements in accordance with generally accepted accounting principles in the US requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions and we regularly evaluate these estimates and assumptions. The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts reported in our consolidated statements of comprehensive loss are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, research and development, stock-based compensation, inventory, finite-lived intangible assets, and accrued expenses. The accounting policy discussed below is considered critical to an understanding of our consolidated financial statements because its application involves the most significant judgment. Actual results could differ materially from our estimates. For additional accounting policies, see Note 2 to our Consolidated Financial Statements—Summary of Significant Accounting Policies.
Revenue Recognition
Product revenues consist primarily of sales of ARIKAYCE in the US. In October 2018, we began shipping ARIKAYCE to our customers in the US, which include specialty pharmacies and specialty distributors. Product revenues are recognized for arrangements within the scope of ASC 606, once we perform the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation.
Revenue is recorded at net selling price (transaction price), which includes estimates of variable consideration for which reserves are established for (a) customer payments, such as invoice discounts for prompt pay and specialty pharmacies fees, (b) estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (c) estimated chargebacks, and (d) estimated costs of co-payment assistance. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (prompt pay discounts and chargebacks), prepaid expenses (co-payment assistance), or as a current liability (customer fees and rebates). Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which the relevant third party is entitled based on the terms of the applicable contract. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Customer payments: Our customers are offered various forms of consideration, including fees for enhanced services and prompt payment discounts. The payment terms for sales to specialty pharmacies for prompt payment discounts and fees for services are based on contractual rates agreed with the respective specialty pharmacies. We anticipate that our customers will earn these discounts and fees and, therefore, we deduct the full amount of these discounts and fees from total gross product revenues at the time such revenues are recognized.
Rebates: We contract with government agencies and managed care organizations, or collectively, third-party payors, so that ARIKAYCE will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. We estimate the rebates we will provide to third-party payors and deduct these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses on the consolidated balance sheets. We estimate the rebates that will be provided to third-party payors based upon (i) our contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payor mix, and (iv) information obtained from our specialty pharmacies.
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
Co-payment assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. Based upon the terms of the program and our historical experience with copay redemptions, we estimate the average co-pay mitigation amounts and the percentage of patients that we expect to participate in the program in order to establish our accruals for co-payment assistance. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue. We adjust our accruals for co-pay assistance based on actual redemption activity and estimates of future redemptions related to sales in the current period.
If any, or all, of our actual experience vary from the estimates above, we may need to adjust prior period accruals, affecting revenue in the period of adjustment.
We also began recognizing revenue related to early access programs (EAPs) in Europe, consisting of sales to the French National Agency for Medicines and Health Products Safety, which granted ARIKAYCE a Temporary Authorization for Use (Autorisation Temporaire d'Utilisation or ATU) and from the named patient program in Germany, both compassionate use programs. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations.
Recent Accounting Pronouncements—Adopted
Topic 842 was effective for fiscal years beginning after December 15, 2018 (including interim periods within those years) and early adoption was permitted. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which provided a transition option in which an entity would initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We used the new transition option and the package of practical expedients that allowed it to not reassess: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) initial direct costs for any expired or existing leases. We also used the practical expedient that allows us to treat the lease and non-lease components of our leases as a single component. We adopted ASU 2016-02 effective January 1, 2019. The impact of the adoption of ASU 2016-02 on the consolidated balance sheet was $47.4 million.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. Among the updates, the standard requires debt extinguishment costs to be classified as cash outflows for financing activities. This standard update became effective as of the first quarter of 2018. As a result of the adoption of the standard, in the first quarter of 2018, we reported a $2.2 million loss on extinguishment of debt in the operating activities section of its consolidated statement of cash flows. We had no material debt extinguishment costs prior to the first quarter of 2018. The impact of adopting this standard was not material to us.
Recent Accounting Pronouncements—Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at an amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and we will adopt the standard effective January 1, 2020. Different aspects of the guidance require modified retrospective or prospective adoption. We have performed an assessment and determined that adoption will not have a material impact on our consolidated financial statements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2019, our cash and cash equivalents were in cash accounts or were invested in US treasury bills and money market funds. Our investments in US treasury bills and money market funds are not insured by the federal government.
As of December 31, 2019, we had $450.0 million of Convertible Notes outstanding which bear interest at a coupon rate of 1.75%. If a 10% change in interest rates had occurred on December 31, 2019, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the years ended December 31, 2019, 2018 and 2017, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 8 is included in our Financial Statements and Supplementary Data set forth in Item 15 of Part IV of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial and accounting officers and effected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and board of directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—

Integrated Framework. Based on management's assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
None

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Election of Class II Directors, Corporate Governance and Delinquent Section 16(a) Reports in our definitive proxy statement for our 2020 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Compensation Discussion and Analysis, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation and Director Compensation in our definitive proxy statement for our 2020 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Compensation Discussion and Analysis, Security Ownership of Certain Beneficial Owners and Directors and Management in our definitive proxy statement for our 2020 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Corporate Governance and Certain Relationships and Related Transactions in our definitive proxy statement for our 2020 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference from the discussion responsive thereto under the caption Corporate Governance and Ratification of the Appointment of Independent Registered Public Accounting Firm in our definitive proxy statement for our 2020 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.
1.  FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page 76:
(i) Reports of Independent Registered Public Accounting Firm
(ii) Consolidated Balance Sheets as of December 31, 2019 and 2018
(iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2019, 2018 and 2017
(iv) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2019, 2018 and 2017
(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
(vi) Notes to Consolidated Financial Statements
2. FINANCIAL STATEMENT SCHEDULES.
None required.
3. EXHIBITS.
The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

EXHIBIT INDEX

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated's Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (incorporated by reference from Exhibit 3.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on August 6, 2015).

4.1	Specimen stock certificate representing common stock, $0.01 par value per share, of the Registrant (incorporated by reference from Exhibit 4.2 to Insmed Incorporated's Registration Statement on Form S-4/A (Registration No. 333-30098) filed on March 24, 2000).

4.2	Indenture, dated as of January 26, 2018, by and between the Company and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to Insmed Incorporated’s Current Report on Form 8-K filed on January 26, 2018).

4.3	First Supplemental Indenture, dated as of January 26, 2018, by and between the Company and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.2 to Insmed Incorporated’s Current Report on Form 8-K filed on January 26, 2018).

4.4	Form of 1.75% Convertible Senior Note due 2025 (included in Exhibit 4.3).

4.5	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (filed herewith).

10.1**	Insmed Incorporated Amended and Restated 2000 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to Insmed Incorporated's Form 10-Q filed on May 8, 2013).

10.2**	Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 99.1 to Insmed Incorporated's Registration Statement on Form S-8 filed on May 24, 2013).

10.2.1**	Form of Award Agreement for Incentive Stock Options pursuant to the Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 10.5 to Insmed Incorporated's Annual Report on Form 10-K filed on March 6, 2014).

10.2.2**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 10.6 to Insmed Incorporated's Annual Report on Form 10-K filed on March 6, 2014).

10.3**	Insmed Incorporated 2015 Incentive Plan (incorporated by reference from Exhibit 99.1 to Insmed Incorporated's Registration Statement on Form S-8 filed on May 28, 2015).

10.3.1**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2015 Incentive Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Form 10-Q filed May 3, 2017).

10.4**	Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Form 10-Q filed August 3, 2017).

10.4.1**	Form of Award Agreements for Restricted Stock Units pursuant to the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.4 to Insmed Incorporated’s Form 10-Q filed August 3, 2017).

10.4.2**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.5 to Insmed Incorporated’s Form 10-Q filed August 3, 2017).

10.5**	Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Form 10-Q filed August 1, 2019).

10.5.1**	Form of Award Agreement for Restricted Stock Units pursuant to the Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Form 10-Q filed August 1, 2019).

10.5.2**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Form 10-Q filed August 1, 2019).

10.5.3**	Form of Award Agreement for Restricted Stock Units issued to directors pursuant to the Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Exhibit 10.4 to Insmed Incorporated’s Form 10-Q filed August 1, 2019).

10.6**	Insmed Incorporated Senior Executive Bonus Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Form 10-Q filed on November 5, 2013).

10.7**	Form of Non-Qualified Stock Option Inducement Award Agreement (incorporated by reference from Exhibit 10.6 to Insmed Incorporated’s Form 10-Q filed August 3, 2017).

10.8**	Form of Indemnification Agreement entered into with each of the Company's directors and officers (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on January 16, 2014).

10.9**	Employment Agreement, effective as of September 10, 2012, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on September 11, 2012).

10.9.1**	Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.5 to Insmed Incorporated’s Form 10-Q filed on August 1, 2019).

10.10**	Employment Agreement, effective as of July 29, 2013, between Insmed Incorporated and Christine Pellizzari (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed on November 5, 2013).

10.10.1**	Amendment to Employment Agreement, effective as of September 26, 2016, between Insmed Incorporated and Christine Pellizzari (incorporated by reference from Exhibit 10.31 to Insmed Incorporated’s Annual Report on Form 10-K filed February 23, 2017).

10.10.2**	Second Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and Christine Pellizzari (incorporated by reference from Exhibit 10.7 to Insmed Incorporated’s Form 10-Q filed on August 1, 2019).

10.11**	Employment Agreement, effective as of January 2, 2013, between Insmed Incorporated and S. Nicole Schaeffer (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Form 10-Q filed on May 7, 2015).

10.11.1**	Amendment to Employment Agreement, effective as of September 26, 2016, between Insmed Incorporated and S. Nicole Schaeffer (incorporated by reference from Exhibit 10.32 to Insmed Incorporated’s Annual Report on Form 10-K filed February 23, 2017).

10.12**	Employment Agreement, effective as of September 27, 2016, between Insmed Incorporated and Roger Adsett (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Form 10-Q filed November 3, 2016).

10.12.1**	Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and Roger Adsett (incorporated by reference from Exhibit 10.6 to Insmed Incorporated’s Form 10-Q filed August 1, 2019).

10.13**	Employment Agreement, effective as of January 28, 2020, between Insmed Incorporated and Sara Bonstein (filed herewith).

10.14**	Employment Agreement, effective as of March 17, 2014, between Insmed Incorporated and John Goll (filed herewith).

10.15*	Employment Agreement, effective as of June 1, 2017, between Insmed Incorporated and Paolo Tombesi (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Form 10-Q filed August 3, 2017).

10.15.1*	Separation Agreement and General Release, effective as of May 3, 2019, between Insmed Incorporated and Paolo Tombesi (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Form 8-K filed on May 7, 2019).

10.16*	License Agreement, dated April 25, 2008, between Transave, Inc. and PARI Pharma GmbH, and Amendments No. 1-4 thereto (incorporated by reference from Exhibit 10.22 to Insmed Incorporated's Annual Report on Form 10-K filed on March 18, 2013).

10.16.1*	Amendment No. 5 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of October 5, 2015 (incorporated by reference from Exhibit 10.14.1 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.16.2*	Amendment No. 6 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of October 9, 2015 (incorporated by reference from Exhibit 10.14.2 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.16.3*	Amendment No. 7 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 21, 2017 (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Form 10-Q filed on November 2, 2017).

10.16.4*	Amendment No. 8 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of December 19, 2018 (incorporated by reference from Exhibit 10.15.4 to Insmed Incorporated’s Annual Report on Form 10-K filed on February 22, 2019).

10.17*	Contract Manufacturing Agreement, dated February 7, 2014, between Insmed Incorporated and Therapure Biopharma Inc. (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed on May 8, 2014).

10.17.1*	Amending Agreement, dated March 13, 2014, between Insmed Incorporated and Therapure Biopharma Inc. (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Form 10-Q filed on May 8, 2014).

10.18*	Commercialization Agreement dated July 8, 2014 between Insmed Incorporated and PARI Pharma GmbH (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed on November 6, 2014).

10.18.1*	Amendment No. 1 to Commercialization Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 21, 2017 (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Form 10-Q filed on November 2, 2017).

10.19*	Master Agreement for Services, dated as of August 27, 2014, by and between Insmed Incorporated and SynteractHCR, Inc. (incorporated by reference from Exhibit 10.29 to Insmed Incorporated's Annual Report on Form 10-K filed on February 27, 2015).

10.19.1*	Work Order 1, dated as of December 30, 2014, by and between Insmed Incorporated and SynteractHCR, Inc. (incorporated by reference from Exhibit 10.30 to Insmed Incorporated's Annual Report on Form 10-K filed on February 27, 2015).

10.19.2*	Change in Scope 1 to Work Order 1, dated as of May 27, 2016, by and between Insmed Incorporated and SynteractHCR, Inc. (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Form 10-Q filed August 4, 2016).

10.20*	Commercial Fill/Finish Services Agreement between Insmed Incorporated and Ajinomoto Althea, Inc., dated as of September 15, 2015 (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed November 6, 2015).

10.20.1	Extension of Commercial Fill/Finish Services Agreement between Insmed Incorporated and Ajinomoto Althea, Inc., dated as of November 30, 2016 (incorporated by reference from Exhibit 10.30 to Insmed Incorporated’s Annual Report on Form 10-K filed February 23, 2017).

10.20.2	Extension of Commercial Fill/Finish Services Agreement between Insmed Incorporated and Ajinomoto Althea, Inc., dated as of December 18, 2018 (incorporated by reference from Exhibit 10.29.2 to Insmed Incorporated's Annual Report on Form 10-K filed on February 22, 2019).

10.21*	Manufacturing and Supply Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (incorporated by reference from Exhibit 10.39 to Insmed Incorporated's Annual Report on Form 10-K filed February 23, 2018).

10.22*	Technology Transfer Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (incorporated by reference from Exhibit 10.40 to Insmed Incorporated's Annual Report on Form 10-K filed February 23, 2018).

10.23*	License Agreement, dated October 4, 2016, between Insmed Incorporated and AstraZeneca AB (incorporated by reference from Exhibit 10.29 to Insmed Incorporated’s Annual Report on Form 10-K filed February 23, 2017).

10.24	Lease Agreement, effective as of July 1, 2016, by and between Insmed Incorporated and CIP II/AR Bridgewater Holdings, LLC (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Form 10-Q filed August 4, 2016).

10.25	Lease Agreement, dated September 11, 2018, by and between Insmed Incorporated and Exeter 700 Route 202/206, LLC (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on September 17, 2018).

21.1	Subsidiaries of Insmed Incorporated (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of William H. Lewis, Chairman and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (filed herewith).

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (filed herewith).

32.1	Certification of William H. Lewis, Chairman and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003 (filed herewith).

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003 (filed herewith).

101	The following materials from Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, and (v) Notes to the Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL and contained in Exhibit 101.

*	Certain portions of this exhibit have been redacted.

**	Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2020.

INSMED INCORPORATED a Virginia corporation (Registrant)
By:	/s/ WILLIAM H. LEWIS
William H. Lewis Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2020.

Signature	Title

/s/ WILLIAM H. LEWIS	Chairman and Chief Executive Officer (Principal Executive Officer)
William H. Lewis

/s/ SARA BONSTEIN	Chief Financial Officer (Principal Financial and Accounting Officer)
Sara Bonstein

/s/ DAVID R. BRENNAN	Director
David R. Brennan

/s/ ALFRED F. ALTOMARI	Director
Alfred F. Altomari

/s/ CLARISSA DESJARDINS, PH.D.	Director
Clarissa Desjardins, Ph.D.

/s/ STEINAR J. ENGELSEN, M.D.	Director
Steinar J. Engelsen, M.D.

/s/ DAVID W.J. MCGIRR	Director
David W.J. McGirr

/s/ ELIZABETH MCKEE ANDERSON	Director
Elizabeth McKee Anderson

/s/ MELVIN SHAROKY, M.D.	Director
Melvin Sharoky, M.D.

/s/ LEO LEE	Director
Leo Lee

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Insmed Incorporated (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2020 expressed an unqualified opinion thereon.
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

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Variable consideration in contracts with customers
Description of the Matter	As discussed in Note 2 of the consolidated financial statements, the transaction price for product sales is typically adjusted for variable consideration, which includes rebates paid to government agencies. The Company estimates these reserves based upon a range of possible outcomes that are probability-weighted for the estimated payor mix.

Auditing the Company's estimate of variable consideration for amounts to be paid to government agencies was complex and judgmental due to uncertainty about the ultimate third-party payor at the time of shipment to the specialty pharmacies and the amounts of rebates to be paid to those government agencies. In addition, government pricing calculations are complex as a result of assumptions about inputs such as the average manufacturer price, best price and the unit rebate amount. The transaction price is sensitive to these significant assumptions and calculations.
How We Addressed the Matter in Our Audit	We identified, evaluated and tested controls over management’s review of the calculated reductions to gross product prices related to government agencies including management's review of the significant assumptions and the data utilized in its calculations.

To test the revenue adjustments related to government agencies our audit procedures included, among others, using internal specialists to assist with recalculating government pricing amounts that included inputs such as the average manufacturer price, best price and the unit rebate amount. We also tested the underlying data and inputs used by the Company in its determination of the estimated payor mix. We compared the inputs used by management to historical trends, evaluated the change in the estimated rebates amounts recorded throughout the year and assessed the historical accuracy of management's estimates against actual results.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1999, but we are unable to determine the specific year.

Iselin, New Jersey
February 25, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated

Opinion on Internal Control over Financial Reporting

We have audited Insmed Incorporated’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Insmed Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey
February 25, 2020

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$487,429	$495,072
Accounts receivable	19,232	5,515
Inventory	28,313	7,032
Prepaid expenses and other current assets	20,220	11,327
Total current assets	555,194	518,946

Intangibles, net	53,682	58,675
Fixed assets, net	60,180	22,636
Finance lease right-of-use assets	15,256	—
Operating lease right-of-use assets	37,673	—
Other assets	20,314	4,299
Total assets	$742,299	$604,556

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$13,184	$17,741
Accrued expenses	40,375	38,254
Accrued compensation	19,140	22,208
Finance lease liabilities	1,221	—
Operating lease liabilities	11,040	—
Other current liabilities	280	1,529
Total current liabilities	85,240	79,732

Debt, long-term	335,940	316,558
Finance lease liabilities, long-term	19,529	—
Operating lease liabilities, long-term	29,308	—
Other long-term liabilities	10,608	—
Total liabilities	480,625	396,290

Shareholders' equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 89,682,387 and 77,307,521 issued and outstanding shares at December 31, 2019 and December 31, 2018, respectively	897	773
Additional paid-in capital	1,797,286	1,489,664
Accumulated deficit	(1,536,499)	(1,282,162)
Accumulated other comprehensive loss	(10)	(9)
Total shareholders' equity	261,674	208,266
Total liabilities and shareholders' equity	$742,299	$604,556
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss
(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenues, net	$136,467	$9,835	$—
Cost of product revenues (excluding amortization of intangible assets)	24,212	2,423	—
Gross profit	112,255	7,412	—

Operating expenses:
Research and development	131,711	145,283	109,749
Selling, general and administrative	210,796	168,218	79,171
Amortization of intangible assets	4,993	1,249	—
Total operating expenses	347,500	314,750	188,920

Operating loss	(235,245)	(307,338)	(188,920)

Investment income	9,921	10,341	1,624
Interest expense	(27,705)	(25,472)	(5,925)
Loss on extinguishment of debt	—	(2,209)	—
Other (expense) income, net	(531)	602	300
Loss before income taxes	(253,560)	(324,076)	(192,921)

Provision (benefit) for income taxes	777	201	(272)

Net loss	$(254,337)	$(324,277)	$(192,649)

Basic and diluted net loss per share	$(3.01)	$(4.22)	$(2.89)

Weighted average basic and diluted common shares outstanding	84,560	76,889	66,576

Net loss	$(254,337)	$(324,277)	$(192,649)

Other comprehensive income (loss):
Foreign currency translation (losses) gains	(1)	(6)	62
Total comprehensive loss	$(254,338)	$(324,283)	$(192,587)

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at January 1, 2017	62,020	$620	$919,164	$(765,236)	$(65)	$154,483
Comprehensive loss:
Net loss				(192,649)		(192,649)
Other comprehensive income					62	62
Exercise of stock options	379	4	3,429			3,433
Net proceeds from issuance of common stock	14,123	141	377,515			377,656
Issuance of common stock for vesting of RSUs	89	1				1
Stock compensation expense			18,073			18,073
Balance at December 31, 2017	76,611	$766	$1,318,181	$(957,885)	$(3)	$361,059
Comprehensive loss:
Net loss				(324,277)		(324,277)
Other comprehensive loss					(6)	(6)
Exercise of stock options and ESPP shares	645	6	8,809			8,815
Equity component of convertible debt			136,434			136,434
Issuance of common stock for vesting of RSUs	52	1				1
Stock compensation expense			26,240			26,240
Balance at December 31, 2018	77,308	$773	$1,489,664	$(1,282,162)	$(9)	$208,266
Comprehensive loss:
Net loss				(254,337)		(254,337)
Other comprehensive loss					(1)	(1)
Exercise of stock options and ESPP shares	1,632	16	19,684			19,700
Net proceeds from issuance of common stock	10,658	107	260,967			261,074
Issuance of common stock for vesting of RSUs	84	1				1
Stock compensation expense			26,971			26,971
Balance at December 31, 2019	89,682	$897	$1,797,286	$(1,536,499)	$(10)	$261,674

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(254,337)	$(324,277)	$(192,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,188	3,577	2,901
Amortization of intangible assets	4,993	1,249	—
Stock-based compensation expense	26,971	26,240	18,073
Loss on extinguishment of debt	—	2,209	—
Amortization of debt issuance costs	1,397	1,350	118
Accretion of debt discount and back-end fee on debt	17,985	15,939	658
Finance lease amortization expense	360	—	—
Noncash operating lease expense	9,763	—	—
Changes in operating assets and liabilities:
Accounts receivable	(13,717)	(5,515)	—
Inventory	(21,281)	(7,032)	—
Prepaid expenses and other current assets	(8,718)	(5,514)	(2,783)
Other assets	(16,008)	—	—
Accounts payable	(4,966)	3,870	3,604
Accrued expenses and other	4,789	19,916	5,201
Accrued compensation	(3,068)	10,011	5,260
Net cash used in operating activities	(250,649)	(257,977)	(159,617)
Investing activities
Purchase of fixed assets	(42,268)	(13,090)	(3,001)
PARI milestone upon FDA approval	—	(1,724)	—
Net cash used in investing activities	(42,268)	(14,814)	(3,001)
Financing activities
Proceeds from issuance of 1.75% convertible senior notes due 2025	—	450,000	—
Payment on extinguishment of debt	—	(2,835)	—
Payment of debt	—	(55,000)	—
Proceeds from issuance of common stock, net	261,074	—	377,656
Proceeds from exercise of stock options, ESPP, and RSU vesting	19,701	8,815	3,433
Payment of debt issuance costs	—	(14,237)	—
Proceeds from tenant improvement allowance	4,503	—	—
Net cash provided by financing activities	285,278	386,743	381,089
Effect of exchange rates on cash and cash equivalents	(4)	(45)	103
Net (decrease) increase in cash and cash equivalents	(7,643)	113,907	218,574
Cash and cash equivalents at beginning of period	495,072	381,165	162,591
Cash and cash equivalents at end of period	$487,429	$495,072	$381,165
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,883	$6,289	$5,165
Cash paid for income taxes	$339	$154	$166
 See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.        Description of Business and Basis of Presentation
Description of Business—Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE (amikacin liposome inhalation suspension), received accelerated approval in the United States (US) in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options. Nontuberculous mycobacterial (NTM) lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's clinical-stage pipeline includes INS1007 and INS1009. INS1007 is a novel oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1) with therapeutic potential in non-cystic fibrosis bronchiectasis and other inflammatory diseases. INS1009 is an inhaled formulation of a treprostinil prodrug that may offer a differentiated product profile for rare pulmonary disorders, including pulmonary arterial hypertension (PAH).
The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Bridgewater, New Jersey. The Company has legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, the United Kingdom (UK), Switzerland, Japan, and Bermuda.
The Company had $487.4 million in cash and cash equivalents as of December 31, 2019 and reported a net loss of $254.3 million for the year ended December 31, 2019. Historically, the Company has funded its operations primarily through public offerings of equity securities and debt financings. The Company commenced commercial shipments of ARIKAYCE in October 2018. The Company expects to continue to incur operating losses both at its US and certain international entities while funding research and development (R&D) activities for ARIKAYCE and its other pipeline programs, continuing commercialization activities for ARIKAYCE in the US, continuing to invest in pre-commercial and regulatory activities for ARIKAYCE in Europe and Japan, and funding other general and administrative activities.
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
Basis of Presentation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Celtrix Pharmaceuticals, Inc., Insmed Holdings Limited, Insmed Ireland Limited, Insmed France SAS, Insmed Germany GmbH, Insmed Limited, Insmed Netherlands B.V., Insmed Bermuda Limited, Insmed Godo Kaisha, Insmed Switzerland GmbH, and Insmed Italy S.R.L.. All intercompany transactions and balances have been eliminated in consolidation.
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
Intangible Assets, Net—Finite-lived intangible assets are measured at their respective fair values on the date they were recorded and, with respect to the acquired ARIKAYCE R&D intangible asset, at the date of subsequent adjustments of fair value. The fair values assigned to the Company's intangible assets are based on reasonable estimates and assumptions given available facts and circumstances.
Impairment Assessment—The Company reviews the recoverability of its finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, the Company assess the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, the Company measures the amount of the impairment by comparing to the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed at December 31, 2019.
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
The Company's only financial assets and liabilities which were measured at fair value as of December 31, 2019 and December 31, 2018 were Level 1 assets comprised of cash and cash equivalents. The Company's cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)

	As of December 31, 2019
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$487.4	$487.4	$—	$—

	As of December 31, 2018
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$495.1	$495.1	$—	$—

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during 2019 and 2018.

As of December 31, 2019 and 2018, the Company held no securities that were in an unrealized loss or gain position.

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

The estimated fair value of the liability component of the 1.75% convertible senior notes due 2025 (the Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of December 31, 2019 was $435.4 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the Convertible Notes. The $335.9 million carrying value of the Convertible Notes as of December 31, 2019 excludes the $107.0 million of the unamortized portion of the debt discount.
Foreign Currency—The Company has operations in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the United Kingdom (UK), and Japan. The results of its non-US dollar based functional currency operations are translated to US dollars at the average exchange rates during the period. Assets and liabilities are translated at the exchange rate prevailing at the balance sheet date. Equity is translated at the prevailing exchange rate at the date of the equity transaction. Translation adjustments are included in shareholders' equity, as a component of accumulated other comprehensive loss.
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the year ended December 31, 2019.

	Percentage of Total Gross Product Revenue
	2019	2018
Customer A	31%	27%
Customer B	26%	37%
Customer C	22%	15%

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

Revenue is recorded at net selling price (transaction price), which includes estimates of variable consideration for which reserves are established for (a) customer credits, such as invoice discounts for prompt pay and specialty pharmacies fees, (b) estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (c) estimated chargebacks, and (d) estimated costs of co-payment assistance. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (prompt pay discounts and chargebacks), prepaid expenses (co-payment assistance), or as a current liability (rebates). Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company's historical experience, current contractual and statutory requirements, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company's best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contract. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results in the future vary from estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.
Customer credits: The Company's customers are offered various forms of consideration, including fees for enhanced services and prompt payment discounts. The payment terms for sales to specialty pharmacies for prompt payment discounts and fees for services are based on contractual rates agreed with the respective specialty pharmacies. The Company anticipates that its customers will earn these discounts and fees and, therefore, deduct the full amount of these discounts and fees from total gross product revenues at the time such revenues are recognized.

Rebates: The Company contracts with government agencies and managed care organizations or collectively, third-party payors, so that ARIKAYCE will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The current liability is included in accrued expenses on the consolidated balance sheets. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company’s contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payer mix, and (iv) information obtained from the Company’s specialty pharmacies.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
Chargebacks: Chargebacks are discounts that occur when certain contracted customers, currently public health service institutions and federal government entities purchasing via the Federal Supply Schedule, purchase directly from the Company's specialty distributor. Contracted customers generally purchase the product at a discounted price and the specialty distributor, in turn, charges back to the Company the difference between the price they initially paid and the discounted price paid by the contracted customers. The Company estimates chargebacks provided to the specialty distributor and deducts these estimated amounts from gross product revenues, and from accounts receivable, at the time revenues are recognized.

Co-payment assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. Based upon the terms of the program and information regarding programs provided for similar specialty pharmaceutical products, the Company estimates the average co-pay mitigation amounts and the percentage of patients that it expects to participate in the program in order to establish accruals for co-payment assistance. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue. The Company adjusts its accruals for co-pay assistance based on actual redemption activity and estimates of future redemptions related to sales in the current period.

If any, or all, of the Company's actual experience vary from the estimates above, the Company may need to adjust prior period accruals, affecting revenue in the period of adjustment.
The following table provides a summary roll-forward of the Company's sales allowances and related accruals for the years ended December 31, 2019 and 2018, which have been deducted in arriving at revenues, net (in thousands).

	Customer Credits, Fees and Discounts	Rebates, Chargebacks and Co-pay Assistance	Total
Balance as of January 1, 2019	$234	$688	$922
Allowances for current period sales	3,151	12,059	15,210
Allowances for prior period sales	14	26	40
Payments and credits	(2,935)	(7,602)	(10,537)
Balance as of December 31, 2019	$464	$5,171	$5,635

Balance as of January 1, 2018	$—	$—	$—
Allowances for current period sales	335	849	1,184
Payments and credits	(101)	(161)	(262)
Balance as of December 31, 2018	$234	$688	$922

The Company also recognizes revenue related to early access programs (EAPs) in Europe, consisting of sales to the French National Agency for Medicines and Health Products Safety, which granted ARIKAYCE a Temporary Authorization for Use (Autorisation Temporaire d'Utilisation or ATU) and from the named patient program in Germany, both compassionate use programs. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations.
Inventory and Cost of Product Revenues (excluding amortization of intangible assets)—Inventory is stated at the lower of cost and net realizable value. The Company began capitalizing inventory costs following FDA approval of ARIKAYCE in September 2018. Inventory is sold on a first-in, first-out (FIFO) basis. The Company periodically reviews inventory for expiry and obsolescence and, if necessary, writes down accordingly. If quality specifications are not met during the manufacturing process, such inventory is written off to cost of product revenues (excluding amortization of intangible assets) in the period identified.
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, and

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
allocation of overhead costs, in addition to royalty expenses and revenue-based milestones. Cost is determined using a standard cost method, which approximates actual cost, and assumes a first-in, first-out (FIFO) flow of goods.
Prior to FDA approval of ARIKAYCE, the Company expensed all inventory related costs in the period incurred. Inventory used for clinical development purposes is expensed to research and development (R&D) expense when consumed.
Research and Development—R&D expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in the Company's research and development functions, including medical affairs. R&D expense also includes other internal operating expenses, the cost of manufacturing a product candidate, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as INS1007. The Company's expenses related to manufacturing its product candidates and medical devices for clinical study are primarily related to activities at contract manufacturing organizations that manufacture INS1007 and INS1009. The Company's expenses related to clinical trials are primarily related to activities at contract research organizations that conduct and manage clinical trials on the Company's behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.
Stock-based Compensation—The Company recognizes stock-based compensation expense for awards of equity instruments to employees and directors based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award, and if applicable, is adjusted for expected forfeitures. The Company may also grant performance-based stock options to employees from time-to-time. The grant-date fair value of performance-based stock options is recognized as compensation expense over the implicit service period using the accelerated attribution method once it is probable that the performance condition will be achieved. Stock-based compensation expense is included in both R&D and SG&A expenses in the consolidated statements of comprehensive loss.
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
The following table sets forth the reconciliation of the weighted average number of shares used to compute basic and diluted net loss per share for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net loss	$(254,337)	$(324,277)	$(192,649)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	84,560	76,889	66,576
Effect of dilutive securities:
Common stock options	—	—	—
Unvested restricted stock and restricted stock units	—	—	—
Convertible debt securities	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	84,560	76,889	66,576
Net loss per share:
Basic and diluted	$(3.01)	$(4.22)	$(2.89)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of December 31, 2019, 2018 and 2017 as their effect would have been anti-dilutive (in thousands).

	As of December 31,
	2019	2018	2017
Common stock options	10,493	9,382	8,609
Unvested restricted stock and restricted stock units	501	228	47
Convertible debt securities	11,492	11,492	—

Leases—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use (ROU) asset representing its right to use the underlying asset for the lease term on the balance sheet.
A lease is a contract, or part of a contract, that conveys the right to control the use of explicitly or implicitly identified property, plant or equipment in exchange for consideration. Control of an asset is conveyed to the Company if the Company obtains the right to obtain substantially all of the economic benefits of the asset or the right to direct the use of the asset. The Company recognizes ROU assets and lease liabilities at the lease commencement date based on the present value of future, fixed lease payments over the term of the arrangement. ROU assets are amortized on a straight-line basis over the term of the lease. Lease liabilities accrete to yield and are reduced at the time when the lease payment is payable to the vendor. Variable lease payments are recognized at the time when the event giving rise to the payment occurs and are recognized in the statement of comprehensive loss in the same line item as expenses arising from fixed lease payments.
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
Recently Adopted Accounting Pronouncements—Topic 842 was effective for fiscal years beginning after December 15, 2018 (including interim periods within those years) and early adoption was permitted. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which provided a transition option in which an entity would initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company used the new transition option and the package of practical expedients that allowed it to not reassess: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) initial direct costs for any expired or existing leases. The Company also used the practical expedient that allows it to treat the lease and non-lease components of its leases as a single component. The Company adopted ASU 2016-02 effective January 1, 2019. The impact of the adoption of ASU 2016-02 on the consolidated balance sheet was $47.4 million.
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
Recent Accounting Pronouncements (Not Yet Adopted)—In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at an amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and the Company will adopt the standard effective January 1, 2020. Different aspects of the guidance require modified retrospective or prospective adoption. The Company has performed an assessment and has determined that adoption will not have a material impact on its consolidated financial statements.
3.        Inventory
The Company's inventory balance consists of the following (in thousands):

	As of December 31,
	2019	2018
Raw materials	$16,048	$2,145
Work-in-process	6,420	4,567
Finished goods	5,845	320
	$28,313	$7,032

Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company began capitalizing inventory costs following FDA approval of ARIKAYCE in September 2018. The Company has not recorded any significant inventory write downs since that time. The Company currently uses a limited number of third-party contract manufacturing organizations (CMOs) to produce its inventory.

4.        Accrued Expenses
Accrued expenses consist of the following (in thousands):

	As of December 31,
	2019	2018
Accrued clinical trial expenses	$5,598	$6,635
Accrued professional fees	12,581	13,398
Accrued technical operation expenses	6,446	9,371
Accrued royalty payable	3,117	409
Accrued interest payable	3,631	3,631
Accrued sales allowances and related costs	5,267	818
Accrued construction costs	2,689	2,946
Other accrued expenses	1,046	1,046
	$40,375	$38,254

5. Intangible Assets, Net

As of December 31, 2019, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D, which resulted from the initial amount recorded at the time of the Company's merger with Transave in 2010 and subsequent adjustments in the value, and a milestone paid to PARI of $1.7 million for the license to use PARI's Lamira® Nebulizer System for the delivery of ARIKAYCE to patients as a result of the FDA approval of ARIKAYCE in September 2018 (the PARI milestone). Total intangible assets, net was $53.7 million and $58.7 million as of December 31, 2019 and 2018, respectively.

The Company began amortizing its finite-lived intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of these assets during each of the next five years is estimated to be approximately $5.0 million per year.
A rollforward of the Company's finite-lived intangible assets for the years ended December 31, 2019 and 2018 follows (in thousands):

	2019
Intangible Asset	January 1,	Additions	Amortization	December 31,
Acquired ARIKAYCE R&D	$56,988	$—	$(4,849)	$52,139
PARI milestone	1,687	—	(144)	1,543
	$58,675	$—	$(4,993)	$53,682

	2018
Intangible Asset	January 1,	Additions	Amortization	December 31,
Acquired ARIKAYCE R&D	$58,200	$—	$(1,212)	$56,988
PARI milestone	—	1,724	(37)	1,687
	$58,200	$1,724	$(1,249)	$58,675

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.        Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)	As of December 31,
Asset Description		2019	2018
Lab equipment	7	$9,634	$7,935
Furniture and fixtures	7	5,908	2,320
Computer hardware and software	3 - 5	6,806	3,796
Office equipment	7	154	65
Manufacturing equipment	7	1,567	1,166
Leasehold improvements	lease term	33,852	7,202
Construction in progress (CIP)	—	21,526	14,325
		79,447	36,809
Less accumulated depreciation		(19,267)	(14,173)
Fixed assets, net		$60,180	$22,636

Fixed assets, net of depreciation, increased to $60.2 million during the year ended December 31, 2019 from $22.6 million in 2018. The $37.5 million increase was primarily due to the $26.7 million and $7.2 million increases in leasehold improvements and construction in progress, respectively, related to the Company's new corporate headquarters and the long-term capacity increase of the Patheon manufacturing facility.
Depreciation expense was $5.2 million, $3.6 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

7.                                    Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use (ROU) asset representing its right to use the underlying asset for the lease term on the balance sheet.
A lease is a contract, or part of a contract, that conveys the right to control the use of explicitly or implicitly identified property, plant or equipment in exchange for consideration. Control of an asset is conveyed to the Company if the Company obtains the right to obtain substantially all of the economic benefits of the asset or the right to direct the use of the asset. The Company recognizes ROU assets and lease liabilities at the lease commencement date based on the present value of future, fixed lease payments over the term of the arrangement. ROU assets are amortized on a straight-line basis over the term of the lease. Lease liabilities accrete to yield and are reduced at the time when the lease payment is payable to the vendor. Variable lease payments are recognized at the time when the event giving rise to the payment occurs and are recognized in the statement of comprehensive loss in the same line item as expenses arising from fixed lease payments.
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

7.        Leases (Continued)
Financial information presented prior to January 1, 2019 has not been adjusted and is presented in accordance with ASC 840. Refer to the Recently Adopted Accounting Pronouncements section within Note 2 - Summary of Significant Accounting Policies note.
The Company's lease portfolio consists primarily of office space, manufacturing facilities and fleet vehicles. All of the Company's leases are classified as operating leases, except for the Company's corporate headquarters lease, which is classified as a finance lease. The terms of the Company's lease agreements that have commenced range from less than one year to ten years, ten months. In its assessment of the term of each such lease, the Company has not included any options to extend or terminate the lease due to the absence of economic incentives in its lease agreements. As permitted by the practical expedient in ASU 2016-02, leases that qualify for treatment as a short-term lease are expensed as incurred. These short-term leases are not material to the Company's financial position. Furthermore, the Company has elected the practical expedient to not separate lease and non-lease components for all classes of underlying assets. The Company's leases do not contain residual value guarantees and it does not sublease any of its leased assets.

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

In September 2018, the Company entered into the agreement to lease its new corporate headquarters in Bridgewater, NJ, consisting of 117,022 square feet. The lease term commenced in the fourth quarter of 2019 and is accounted for as a finance lease. The initial lease term expires in June 2030.

The table below summarizes the Company's total lease costs included in its consolidated financial statements, as well as other required quantitative disclosures (in thousands).

	As of December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$360
Interest on lease liabilities	440
Total finance lease cost		$800
Operating lease cost		12,218
Total lease cost		$13,018

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases		$—
Operating cash flows for operating leases		$10,060
Financing cash flows for finance leases		$(4,503)
Right-of-use assets obtained in exchange for new finance lease liabilities		$20,310
Right-of-use assets obtained in exchange for new operating lease liabilities		$47,436
Weighted average remaining lease term - finance leases		10.6 years
Weighted average remaining lease term - operating leases		5.0 years
Weighted average discount rate - finance leases		8.6%
Weighted average discount rate - operating leases		7.4%

The table below presents the maturity of lease liabilities on an annual basis for the remaining years of the Company's commenced lease agreements (in thousands).

7.        Leases (Continued)

Year Ending December 31,	Finance Lease	Operating Leases
2020	$2,938	$13,415
2021	2,996	10,306
2022	2,280	6,000
2023	2,080	6,000
2024	3,172	6,000
Thereafter	18,784	6,000
Total	32,250	47,721
Less: present value discount	11,500	7,373
Present value of lease liabilities	$20,750	$40,348
Balance Sheet Classification at December 31, 2019:
Current lease liabilities	$1,221	$11,040
Long-term lease liabilities	19,529	29,308
Total lease liabilities	$20,750	$40,348

In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $17.9 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease right-of-use asset and operating lease liability.
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

Holders may convert their Convertible Notes prior to October 15, 2024, only under the following circumstances, subject to the conditions set forth in an indenture, dated as of January 26, 2018, between the Company and Wells Fargo Bank, National Association (Wells Fargo), as trustee, as supplemented by the first supplemental indenture, dated January 26, 2018, between the Company and Wells Fargo (as supplemented, the Indenture): (i) during the five business day period immediately after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of convertible notes, as determined following a request by a holder of the convertible notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on such trading day, (ii) the Company elects to distribute to all or substantially all holders of the common stock (a) any

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.        Debt (Continued)

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

The Convertible Notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in the convertible notes are not required to be separately accounted for as a derivative. However, since the Convertible Notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the gross proceeds of the Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6%, and accordingly, the residual equity component on the date of issuance was $140.9 million. The discount is being amortized to interest expense over the term of the Convertible Notes and has a remaining period of approximately 5.04 years.

For the twelve months ended December 31, 2019, total interest expense related to the Convertible Notes was $27.3 million, which includes the contractual interest coupon payable semi-annually in cash, the amortization of the issuance costs, and accretion of debt discount, as described in the table below. The following table presents the carrying value of the Company’s debt balance as of December 31, 2019 (in thousands):

As of December 31, 2019
1.75% convertible senior notes due 2025	$450,000
Debt issuance costs, unamortized	(7,043)
Discount on debt	(107,017)
Long-term debt, net	$335,940
As of December 31, 2019, future principal repayments of the debt for each of the fiscal years through maturity were as follows (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.        Debt (Continued)

Year Ending December 31:
2020	$—
2021	—
2022	—
2023	—
2024 and thereafter	450,000
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
The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place. As of December 31, 2019 and 2018, the fair value of the Company's debt approximated the carrying amount.
Interest Expense
Interest expense related to debt and the finance lease for the years ended December 31, 2019, 2018, and 2017, which includes the contractual interest coupon payable semi-annually in cash, the amortization of the issuance costs, and accretion of debt discount is as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Contractual interest expense	$7,883	$8,183	$5,149
Amortization of debt issuance costs	1,397	1,350	118
Accretion of back-end fee on debt	—	50	658
Accretion of debt discount	17,985	15,889	—
Total convertible debt interest expense	$27,265	$25,472	$5,925
Finance lease interest expense	440	—	—
Total interest expense	$27,705	$25,472	$5,925

9.        Shareholders' Equity
Common Stock—As of December 31, 2019, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 and 89,682,387 shares of common stock issued and outstanding. In addition, as of December 31, 2019, the Company had reserved 10,492,946 shares of common stock for issuance upon the exercise of outstanding common stock options and 500,822 shares of common stock for issuance upon the vesting of restricted stock units.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.        Shareholders' Equity (Continued)

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
Preferred Stock—As of December 31, 2019 and 2018, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 and no shares of preferred stock were issued and outstanding.
10.        Stock-Based Compensation
The Company’s current equity compensation plan, the 2019 Incentive Plan, was approved by shareholders at the Company’s Annual Meeting of Shareholders in May 2019. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. Upon the approval of the 2019 Incentive Plan by shareholders, 3,500,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the 2017 Incentive Plan, 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. As of December 31, 2019, 3,868,698 shares remained for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options. These awards are made pursuant to the Nasdaq inducement grant exception as a component of new hires’ employment compensation in connection with the Company’s equity grant program. During the twelve months ended December 31, 2019 and 2018, the Company granted inducement stock options covering 305,180 and 295,720 shares, respectively, of the Company's common stock to new employees.
Stock Options—The Company calculates the fair value of stock options granted using the Black-Scholes valuation model. The following table summarizes the grant date fair value and assumptions used in determining the fair value of all stock options granted, including grants of inducement options, during the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Volatility	67%-70%	66% - 68%	71% - 79%
Risk-free interest rate	1.35%-2.56%	2.25% - 2.96%	1.73% - 2.13%
Dividend yield	0.0%	0.0%	0.0%
Expected option term (in years)	5.09	5.09	6.25
Weighted average fair value of stock options granted	$8.76	$16.03	$10.52

For the years ended December 31, 2019, 2018 and 2017, the volatility factor was based on the Company’s historical volatility during the expected option term. Estimated forfeitures were based on the actual percentage of option forfeitures since the closing of the Company’s merger with Transave, Inc. in December 2010 for the years ended 2017 and prior. Beginning with the year ended December 31, 2018, estimated forfeitures were based on the actual percentage of option forfeitures over the expected option term.
From time to time, the Company grants performance-condition options to certain employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the individuals fulfilling a service condition (continued employment). As a result of the FDA approval of ARIKAYCE in September 2018, the vesting of

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.        Stock-Based Compensation (Continued)
performance options totaling $1.1 million was recorded as noncash compensation expense in the third quarter of 2018. The Company had no performance options outstanding as of December 31, 2019 and 2018.
The following table summarizes stock option activity for stock options granted for the years ended December 31, 2019, 2018 and 2017 as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in '000)
Options outstanding at January 1, 2017	7,116,706	$13.30
Granted	2,284,710	$15.92
Exercised	(378,275)	$9.08
Forfeited and expired	(414,220)	$15.50
Options outstanding at December 31, 2017	8,608,921	$14.08
Vested and expected to vest at December 31, 2017	8,325,255	$14.03
Exercisable at December 31, 2017	4,229,478	$12.71
Options outstanding at December 31, 2017	8,608,921	$14.08
Granted	1,755,600	$27.63
Exercised	(494,351)	$14.46
Forfeited and expired	(488,440)	$19.79
Options outstanding at December 31, 2018	9,381,730	$16.30
Vested and expected to vest at December 31, 2018	8,693,635	$15.90
Exercisable at December 31, 2018	5,649,698	$13.45
Granted	3,434,270	$15.02
Exercised	(1,413,341)	$11.87
Forfeited and expired	(909,713)	$19.02
Options outstanding at December 31, 2019	10,492,946	$16.24	6.82	$86,921
Vested and expected to vest at December 31, 2019	9,767,035	$16.15	6.67	$81,572
Exercisable at December 31, 2019	5,719,818	$15.38	5.37	$51,000

The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $16.5 million, $5.6 million and $4.3 million, respectively.
As of December 31, 2019, there was $31.1 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years. The following table summarizes the range of exercise prices and the number of stock options outstanding and exercisable as of December 31, 2019:

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.        Stock-Based Compensation (Continued)

Outstanding as of December 31, 2019					Exercisable as of December 31, 2019
Range of Exercise Prices		Number of Options	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.03	$10.85	1,419,872	4.63	$7.55	1,311,142	$7.27
$11.14	$13.67	1,547,063	5.44	$12.91	1,237,855	$12.76
$13.91	$13.91	2,661,040	9.01	$13.91	—	$—
$13.94	$16.16	1,394,176	5.57	$15.59	1,180,091	$15.56
$16.44	$19.47	1,112,775	7.16	$17.75	696,563	$17.88
$19.65	$24.22	1,139,884	6.04	$22.29	892,465	$22.25
$24.41	$30.46	1,058,332	8.20	$29.12	339,295	$29.46
$30.86	$31.73	131,180	8.09	$30.94	48,407	$30.96
$31.78	$31.78	21,794	7.48	$31.78	11,439	$31.78
$32.46	$32.46	6,830	8.00	$32.46	2,561	$32.46
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
The following table summarizes RSU awards granted during the years ended December 31, 2019, 2018 and 2017:

	Number of RSUs	Weighted Average Grant Price
Outstanding at January 1, 2017	89,194	$10.85
Granted	46,914	$17.16
Released	(89,194)	$10.85
Forfeited	—	$—
Outstanding at December 31, 2017	46,914	$17.16
Granted	253,586	$29.16
Released	(51,992)	$18.46
Forfeited	(20,682)	$29.05
Outstanding at December 31, 2018	227,826	$29.14
Granted	407,655	$27.89
Released	(92,145)	$28.05
Forfeited	(42,514)	$29.11
Outstanding at December 31, 2019	500,822	$28.32

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.        Stock-Based Compensation (Continued)
As of December 31, 2019, there was $8.3 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.7 years.
The following table summarizes the stock-based compensation recorded in the consolidated statements of comprehensive loss related to stock options and RSUs during the years ended December 31, 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Research and development expenses	$8.2	$9.4	$6.5
Selling, general and administrative expenses	18.8	16.8	11.6
Total	$27.0	$26.2	$18.1

Employee Stock Purchase Plan - On May 15, 2018, the Company's shareholders approved the Company’s 2018 Employee Stock Purchase Plan (ESPP). As part of the ESPP, eligible employees may acquire an ownership interest in the Company by purchasing common stock, at a discount, through payroll deductions. The ESPP is compensatory under GAAP and the Company recorded stock compensation expense of $1.6 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively.
11.        Income Taxes
The income tax provision (benefit) was $0.8 million, $0.2 million and $(0.3) million and the effective rates were approximately 0%, 0% and 0% for the years ended December 31, 2019, 2018 and 2017, respectively. The income tax (benefit) for the year ended December 31, 2017 reflects the reversal of the valuation allowance related to alternative minimum tax (AMT) that the Company paid in 2009. As a result of the Tax Cuts and Jobs Act (the Tax Act), the Company recorded a noncurrent receivable to reflect the refund due to the Company in future periods relating to the previously paid AMT. In addition, the income tax provision (benefit) for the years ended December 31, 2019, 2018 and 2017 reflected current income tax expense recorded as a result of the taxable income in certain of the Company's non-US subsidiaries.
For the years ended December 31, 2019 and 2018, the Company was also subject to foreign income taxes as a result of legal entities established for activities in Europe and Japan. The Company's loss before income taxes in the US and globally was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
US	$(201,161)	$(286,211)	$(136,682)
Foreign	(52,399)	(37,865)	(56,239)
Total	$(253,560)	$(324,076)	$(192,921)

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.        Income Taxes (Continued)
The Company's income tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	10	4	3
Foreign	767	197	142
	777	201	145
Deferred:
Federal	—	—	(417)
State	—	—	—
Foreign	—	—	—
	—	—	(417)
Total	$777	$201	$(272)
The reconciliation between the federal statutory tax rates and the Company's effective tax rate is as follows:

	Years Ended December 31,
	2019	2018	2017
Statutory federal tax rate	21%	21%	34%
Permanent items	(1)%	—%	(3)%
State income taxes, net of federal benefit	6%	5%	4%
R&D and other tax credits	2%	2%	8%
Foreign income taxes	1%	(1)%	(6)%
Impact of Tax Act	—%	—%	(49)%
Change in valuation allowance	(32)%	(27)%	12%
Change in Irish trading status	3%	—%	—%
Effective tax rate	—%	—%	—%

The trading income tax rate for an Irish company is 12.5% and the non-trading income tax rate is 25%. During 2019, the Company determined that it qualifies as a non-trading company. As such, the Company’s Irish NOLs were revalued to the

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.        Income Taxes (Continued)
higher rate. Further, not all expenses incurred will result in a non-trading company loss carryforward. These changes had no impact to income tax expense as a result of the valuation allowance.

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities consist of the following:

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$300,292	$231,918
General business credits	114,887	109,502
Product license	6,456	6,902
Inventory	3,129	7,651
Stock based compensation	20,587	17,960
Other	10,012	6,895
Deferred tax assets	$455,363	$380,828
Deferred tax liabilities:
Intangibles	$(14,316)	$(15,424)
Convertible debt	(27,570)	(32,799)
Deferred tax liabilities	$(41,886)	$(48,223)
Net deferred tax assets	$413,477	$332,605
Valuation allowance	(413,477)	(332,605)
Net deferred tax assets	$—	$—

The net deferred tax assets (prior to applying the valuation allowance) of $413.5 million and $332.6 million at December 31, 2019 and 2018, respectively, primarily consist of net operating loss carryforwards for income tax purposes. Due to the Company's history of operating losses, the Company recorded a valuation allowance on its net deferred tax assets by increasing the valuation allowance by $80.9 million and $71.3 million in 2019 and 2018, respectively, as it was more likely than not that such tax benefits will not be realized.
At December 31, 2019, the Company had federal net operating loss carryforwards for income tax purposes of approximately $1.1 billion. Due to the limitation on NOLs as more fully discussed below, $889.0 million of the NOLs are available to offset future taxable income, if any. The NOL carryovers and general business tax credits expire in various years beginning in 2018. For state tax purposes, the Company has approximately $517.4 million of New Jersey NOLs available to offset against future taxable income. The Company also has California and Virginia NOLs that are entirely limited due to Section 382 (as discussed below). The Company has $152.4 million of non-trading loss carryforwards for Irish tax purposes.
From 2014 through 2017, the Company completed an Internal Revenue Code Section 382 (Section 382) analysis in order to determine the amount of losses that are currently available for potential offset against future taxable income, if any. It was determined that the utilization of the Company's NOL and general business tax credit carryforwards generated in tax periods up to and including December 2010 were subject to substantial limitations under Section 382 due to ownership changes that occurred at various points from the Company's original organization through December 2010. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of shareholders that own, directly or indirectly, 5% or more of a corporation's stock, in the stock of a corporation by more than 50 percentage points over a testing period (usually 3 years). Since the Company's formation in 1999, it has raised capital through the issuance of common stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, have resulted in multiple changes in ownership, as defined by Section 382. These ownership changes resulted in substantial limitations on the use of the Company's NOLs and general business tax credit carryforwards up to and including December 2010. The Company

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.        Income Taxes (Continued)
continues to track all of its NOLs and tax credit carryforwards but has provided a full valuation allowance to offset those amounts.
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

The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If such unrecognized tax benefits were realized and not subject to valuation allowances, the Company would recognize a tax benefit of $4.8 million. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	2019	2018
Balance as of January 1,	$4,087	$—
Additions related to prior period tax positions	—	3,345
Reductions related to prior period tax positions	(60)	—
Additions related to current period tax positions	809	742
Balance as of December 31,	$4,836	$4,087

The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the federal tax returns for the years ended 2016 and later, and is generally open for certain states for the years 2015 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.
The Company's policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. As of December 31, 2019 and 2018, the Company has recorded reserves for unrecognized income tax benefits of $4.8 million and $4.1 million, respectively. As any adjustment to the Company’s uncertain tax positions would not result in a cash tax liability, it has not recorded any accrued interest or penalties related to its uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.

12.        License and Other Agreements
In-License Agreements
PARI Pharma GmbH—In April 2008, the Company entered into a licensing agreement with PARI Pharma GmbH (PARI) for use of the optimized Lamira Nebulizer System for delivery of ARIKAYCE in treating patients with NTM lung infections, CF and bronchiectasis. Under the licensing agreement, the Company has rights under several US and foreign issued

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.        License and Other Agreements (Continued)
patents and patent applications involving improvements to the optimized Lamira Nebulizer System, to exploit the system with ARIKAYCE for the treatment of such indications, but the Company cannot manufacture the nebulizers except as permitted under the a commercialization agreement with PARI, which is described in further detail below. The Lamira Nebulizer System has been approved for use in the US (in combination with ARIKAYCE) and EU. Under the licensing agreement, the Company paid PARI an upfront license fee and certain milestone payments. Upon FDA acceptance of the Company's New Drug Application and the subsequent FDA approval of ARIKAYCE, the Company paid PARI additional milestone payments of €1.0 million and €1.5 million, respectively. In addition, PARI is entitled to receive a future milestone payment of €0.5 million in cash based first receipt of the first marketing approval in a major EU country for ARIKAYCE and the device. In October 2017, the Company exercised an option to buy-down the royalties that will be paid to PARI on ARIKAYCE net sales. As a result, PARI is entitled to receive royalty payments in the mid-single digits on the annual global net sales of ARIKAYCE, pursuant to the licensing agreement, subject to certain specified annual minimum royalties. The buy-down payment to PARI was included as a component of SG&A expenses in the fourth quarter of 2017. See below for information related to the commercialization agreement with PARI.
Other Agreements
Cystic Fibrosis Foundation Therapeutics, Inc.—In 2004 and 2009, the Company entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby it received $1.7 million and $2.2 million in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the agreements, as amended, the Company owes payments to CFFT of $13.4 million in the aggregate, which are payable through 2025. Furthermore, if certain global sales milestones are met within five years of the ARIKAYCE's commercialization, the Company would owe up to an additional $3.9 million. The Company has determined the likelihood of meeting such global sales milestones and have accrued for these contingent obligations proportionally based on net sales of ARIKAYCE.
Therapure Biopharma Inc.—In February 2014, the Company entered into a contract manufacturing agreement with Therapure Biopharma Inc. (Therapure) for the manufacture of ARIKAYCE, on a non-exclusive basis, at a 200 kg scale. Pursuant to the agreement, the Company and Therapure collaborated to construct a production area for the manufacture of ARIKAYCE in Therapure's existing manufacturing facility in Canada. The agreement has an initial term of five years, which began in October 2018, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years prior written notice to the other party. Notwithstanding the foregoing, the parties have rights and obligations under the agreement prior to the commencement of the initial term. Under the agreement, the Company is obligated to pay a minimum of $6 million for commercial ARIKAYCE batches produced and certain manufacturing activities each calendar year.
PARI Pharma GmbH—In July 2014, the Company entered into a commercialization agreement with PARI (the Commercialization Agreement) for the manufacture and supply of Lamira Nebulizer Systems and related accessories (the Device) as optimized for use with ARIKAYCE. Under the Commercialization Agreement, PARI manufactures the Device except in the case of certain defined supply failures, when the Company will have the right to make the Device and have it made by third parties (but not certain third parties deemed under the Commercialization Agreement to compete with PARI). The Commercialization Agreement has an initial term of fifteen years from the first commercial sale of ARIKAYCE in October 2018 (the Initial Term). The term of the agreement may be extended by the Company for an additional five years by providing written notice to PARI at least one year prior to the expiration of the Initial Term. Notwithstanding the foregoing, the parties have certain rights and obligations under the agreement prior to the commencement of the Initial Term.
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
AstraZeneca AB—In October 2016, the Company entered into a license agreement (AZ License Agreement) with AstraZeneca AB, a Swedish corporation (AstraZeneca). Pursuant to the terms of the AZ License Agreement, AstraZeneca granted the Company exclusive global rights for the purpose of developing and commercializing AZD7986 (renamed INS 1007). In consideration of the licenses and other rights granted by AstraZeneca, the Company made an upfront payment of

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.        License and Other Agreements (Continued)
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
Patheon UK Limited—In October 2017, the Company entered into certain agreements with Patheon UK Limited (Patheon) related to the increase of its long-term production capacity for ARIKAYCE commercial inventory. The agreements provide for Patheon to manufacture and supply ARIKAYCE for its anticipated commercial needs. Under these agreements, the Company is required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. The Company's manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either party has given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The investment to increase our long-term production capacity, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $60 million.

13.        Commitments and Contingencies
Commitments
In September 2018, the Company entered into a lease for its new corporate headquarters in Bridgewater, New Jersey. The initial lease term commenced in October 2019 and expires in September 2030. In July 2016, the Company signed an operating lease for laboratory space, also located in Bridgewater, for which the initial lease term expires in September 2021. In October 2018, the Company expanded its lease for laboratory space located in Bridgewater, which commenced in January 2019. Future minimum rental payments under the Bridgewater leases are $34.5 million.
Rent expense charged to operations was $3.2 million, $2.1 million, and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Rent expense is recorded on a straight-line basis over the term of the applicable leases.
In addition to rent, the Company has several firm purchase commitments, primarily related to the manufacturing of ARIKAYCE and annual minimum royalties on global net sales of ARIKAYCE. Future firm purchase commitments under these agreements, the last of which ends in 2034, total $82.0 million. These amounts do not represent the Company's entire anticipated purchases in the future, but instead represent only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend amounts or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.
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
14.        Retirement Plan
The Company has a 401(k) defined contribution plan for the benefit for all US employees and permits voluntary contributions by employees subject to IRS-imposed limitations. Effective January 1, 2018, the Company matched 100% of eligible employee contributions on the first 4% of employee salary (up to the IRS maximum). Employer contributions for the

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.        Retirement Plan (Continued)
year ended December 31, 2019, 2018 and 2017 were $2.8 million, $2.2 million and $0.8 million, respectively. In 2017, the Company matched 100% of eligible employee contributions on the first 3% of employee salary (up to the IRS maximum).
15.    Quarterly Financial Data (Unaudited)
The following table summarizes unaudited quarterly financial data for the years ended December 31, 2019 and 2018 (in thousands, except per share data).

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$21,902	$29,972	$38,885	$45,708	$136,467
Gross profit*	$17,752	$25,053	$32,448	$37,002	$112,255
Operating loss	$(69,509)	$(62,166)	$(56,488)	$(47,082)	$(235,245)
Net loss	$(74,153)	$(66,514)	$(60,682)	$(52,988)	$(254,337)
Basic and diluted net loss per share	$(0.96)	$(0.81)	$(0.68)	$(0.59)	$(3.01)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter**	Total
Revenues	$—	$—	$—	$9,835	$9,835
Gross profit*	$—	$—	$—	$7,412	$7,412
Operating loss	$(62,751)	$(72,882)	$(83,983)	$(87,722)	$(307,338)
Net loss	$(68,524)	$(76,437)	$(87,743)	$(91,573)	$(324,277)
Basic and diluted net loss per share	$(0.89)	$(1.00)	$(1.14)	$(1.19)	$(4.22)
________________
* Excludes amortization of intangible assets.
Basic and diluted net loss per share amounts included in the above table were computed independently for each of the quarters presented. Accordingly, the sum of the quarterly basic and diluted net loss per share amounts may not agree to the total for the year.