Form 10-Q
period 2020-03-31
INSMED Inc
filed 2020-04-30
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number 000-30739
INSMED INCORPORATED
(Exact name of registrant as specified in its charter)

Virginia	54-1972729
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

700 US Highway 202/206,
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2020, there were 89,878,296 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$428,942	$487,429
Accounts receivable	17,154	19,232
Inventory	30,645	28,313
Prepaid expenses and other current assets	15,769	20,220
Total current assets	492,510	555,194

Intangibles, net	52,433	53,682
Fixed assets, net	58,638	60,180
Finance lease right-of-use assets	14,896	15,256
Operating lease right-of-use assets	36,137	37,673
Other assets	21,911	20,314
Total assets	$676,525	$742,299

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$18,188	$13,184
Accrued expenses	32,687	40,375
Accrued compensation	8,949	19,140
Finance lease liabilities	1,263	1,221
Operating lease liabilities	10,367	11,040
Other current liabilities	78	280
Total current liabilities	71,532	85,240

Debt, long-term	340,939	335,940
Finance lease liabilities, long-term	19,196	19,529
Operating lease liabilities, long-term	27,197	29,308
Other long-term liabilities	10,960	10,608
Total liabilities	469,824	480,625

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 89,859,549 and 89,682,387 issued and outstanding shares at March 31, 2020 and December 31, 2019, respectively	899	897
Additional paid-in capital	1,808,712	1,797,286
Accumulated deficit	(1,602,863)	(1,536,499)
Accumulated other comprehensive loss	(47)	(10)
Total shareholders’ equity	206,701	261,674
Total liabilities and shareholders’ equity	$676,525	$742,299

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019

Revenues, net	$36,860	$21,902
Cost of product revenues (excluding amortization of intangible assets)	8,438	4,150
Gross profit	28,422	17,752

Operating expenses:
Research and development	36,184	31,203
Selling, general and administrative	51,346	54,810
Amortization of intangible assets	1,249	1,248
Total costs and expenses	88,779	87,261

Operating loss	(60,357)	(69,509)

Investment income	1,404	2,416
Interest expense	(7,411)	(6,726)
Other income (expense), net	36	(119)
Loss before income taxes	(66,328)	(73,938)

Provision for income taxes	36	215

Net loss	$(66,364)	$(74,153)

Basic and diluted net loss per share	$(0.74)	$(0.96)

Weighted average basic and diluted common shares outstanding	89,779	77,541

Net loss	$(66,364)	$(74,153)
Other comprehensive income (loss):
Foreign currency translation (losses) gains	(37)	39
Total comprehensive loss	$(66,401)	$(74,114)

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at January 1, 2019	77,308	$773	$1,489,664	$(1,282,162)	$(9)	$208,266
Comprehensive loss:
Net loss				(74,153)		(74,153)
Other comprehensive income					39	39
Exercise of stock options	253	3	3,046			3,049
Issuance of common stock for vesting of RSUs	35					—
Stock compensation expense			6,936			6,936
Balance at March 31, 2019	77,596	$776	$1,499,646	$(1,356,315)	$30	$144,137

Balance at January 1, 2020	89,682	$897	$1,797,286	$(1,536,499)	$(10)	$261,674
Comprehensive loss:
Net loss				(66,364)		(66,364)
Other comprehensive loss					(37)	(37)
Exercise of stock options and ESPP shares	151	2	2,424			2,426
Issuance of common stock for vesting of RSUs	27	—				—
Stock compensation expense			9,002			9,002
Balance at March 31, 2020	89,860	$899	$1,808,712	$(1,602,863)	$(47)	$206,701

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(66,364)	$(74,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,266	1,069
Amortization of intangible assets	1,249	1,248
Stock-based compensation expense	9,002	6,936
Amortization of debt issuance costs	349	349
Accretion of debt discount and back-end fee on debt	4,650	4,406
Finance lease amortization expense	360	—
Noncash operating lease expense	1,536	2,276
Changes in operating assets and liabilities:
Accounts receivable	2,078	(3,832)
Inventory	(2,332)	(5,650)
Prepaid expenses and other current assets	4,341	(1,061)
Other assets	(1,568)	(7,044)
Accounts payable	4,169	9,499
Accrued expenses and other	(7,480)	(1,953)
Accrued compensation	(10,191)	(5,937)
Net cash used in operating activities	(57,935)	(73,847)
Investing activities
Purchase of fixed assets	(2,679)	(4,028)
Net cash used in investing activities	(2,679)	(4,028)
Financing activities
Proceeds from exercise of stock options, ESPP, and RSU vesting	2,426	3,049
Payments of finance lease principal	(292)	—
Net cash provided by financing activities	2,134	3,049
Effect of exchange rates on cash and cash equivalents	(7)	(15)
Net decrease in cash and cash equivalents	(58,487)	(74,841)
Cash and cash equivalents at beginning of period	487,429	495,072
Cash and cash equivalents at end of period	$428,942	$420,231
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,381	$3,939
Cash paid for income taxes	$414	$178

 See accompanying notes to consolidated financial statements

INSMED INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                    The Company and Basis of Presentation

Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE (amikacin liposome inhalation suspension), received accelerated approval in the United States (US) in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options. Nontuberculous mycobacterial (NTM) lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's clinical-stage pipeline includes brensocatib (formerly known as INS1007) and treprostinil palmitil (formerly known as INS1009). Brensocatib is a novel oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1) with therapeutic potential in non-cystic fibrosis bronchiectasis and other inflammatory diseases. Treprostinil palmitil is an inhaled formulation of a treprostinil prodrug that may offer a differentiated product profile for rare pulmonary disorders, including pulmonary arterial hypertension (PAH).

The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are in Bridgewater, New Jersey. The Company has legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, the United Kingdom (UK), Switzerland, Japan and Bermuda.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the US for complete consolidated financial statements are not included herein. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company had $428.9 million in cash and cash equivalents as of March 31, 2020 and reported a net loss of $66.4 million for the three months ended March 31, 2020. Historically, the Company has funded its operations through public offerings of equity securities and debt financings. The Company commenced commercial shipments of ARIKAYCE in October 2018. The Company expects to continue to incur operating losses both at its US and certain international entities while funding research and development (R&D) activities for ARIKAYCE and its other pipeline programs, continuing commercialization activities for ARIKAYCE in the US, continuing to invest in pre-commercial and regulatory activities for ARIKAYCE in Europe and Japan, and funding other general and administrative activities.

The Company expects its future cash requirements to be substantial, and the Company may need to raise additional capital to fund operations, including the continued commercialization of ARIKAYCE and additional clinical trials related to ARIKAYCE, to develop brensocatib and treprostinil palmitil and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. The source, timing and availability of any future financing or other transaction will depend principally upon continued progress in the Company's commercial, regulatory and development activities. Any equity or debt financing will also be contingent upon equity and debt market conditions and interest rates at the time. If the Company is unable to obtain sufficient additional funds when required, the Company may be forced to delay, restrict or eliminate all or a portion of its development programs, commercialization or business development efforts. The Company believes it currently has sufficient funds to meet its financial needs for at least the next 12 months.

Risks and Uncertainties - There are many uncertainties regarding the novel coronavirus (COVID-19) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations in the Company's first quarter ended March 31, 2020, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

2.                                      Summary of Significant Accounting Policies

The following are the required interim disclosure updates to the Company's significant accounting policies described in Note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019:

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

The Company's only financial assets and liabilities which were measured at fair value as of March 31, 2020 and December 31, 2019 were Level 1 assets comprised of cash and cash equivalents. The Company's cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of March 31, 2020
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$428.9	$428.9	$—	$—

	As of December 31, 2019
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$487.4	$487.4	$—	$—

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December 31, 2019, the Company held no securities that were in an unrealized gain or loss position.

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

The estimated fair value of the liability component of the Company's 1.75% convertible senior notes due 2025 (the Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of March 31, 2020 was $376.8 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the Convertible Notes. The $340.9 million carrying value of the Convertibles Notes as of March 31, 2020 excludes the $102.4 million of the unamortized portion of the debt discount.

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and other dilutive securities outstanding during the period. Potentially dilutive securities from stock options, restricted stock, restricted stock units (RSUs) and convertible debt securities would be anti-dilutive as the Company incurred a net loss. Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options and from the assumed conversion of the Convertible Notes are determined based on the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net loss	$(66,364)	$(74,153)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	89,779	77,541
Effect of dilutive securities:
Common stock options	—	—
Restricted stock and RSUs	—	—
Convertible debt securities	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	89,779	77,541
Net loss per share:
Basic and diluted	$(0.74)	$(0.96)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of March 31, 2020 and 2019 as their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2020	2019
Common stock options	13,144	11,903
Unvested restricted stock and RSUs	930	170
Convertible debt securities	11,492	11,492

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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for collectible trade receivables. The following table presents the percentage of gross product revenue represented by the

Company's three largest customers as of the three months ended March 31, 2020 and March 31, 2019.

	Percentage of Total Gross Product Revenue
	March 31, 2020	March 31, 2019
Customer A	27%	33%
Customer B	26%	15%
Customer C	25%	31%

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

Product revenues consist primarily of sales of ARIKAYCE in the US. Product revenues are recognized once the Company performs and satisfies all five steps mentioned above. The Company's customers in the US include specialty pharmacies and specialty distributors.

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

Customer credits: The Company's customers are offered various forms of consideration, including fees for enhanced services and prompt payment discounts. The payment terms for sales to specialty pharmacies for prompt payment discounts and fees for services are based on contractual rates agreed with the respective specialty pharmacies. The Company anticipates that its customers will earn these discounts and fees and, therefore, deducts the full amount of these discounts and fees from total gross product revenues at the time such revenues are recognized.

Rebates: The Company contracts with government agencies and managed care organizations or collectively, third-party payors, so that ARIKAYCE will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The current liability is included in accrued expenses on the consolidated balance sheets. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company's contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payor mix, and (iv) information obtained from the Company's specialty pharmacies.

Chargebacks: Chargebacks are discounts that occur when certain contracted customers, currently public health service institutions and federal government entities purchasing via the Federal Supply Schedule, purchase directly from the Company's specialty distributor. Contracted customers generally purchase the product at a discounted price and the specialty distributor, in turn, charges back to the Company the difference between the price the specialty distributor initially paid and the discounted price paid by the contracted customers. The Company estimates chargebacks provided to the specialty distributor and deducts these estimated amounts from gross product revenues, and from accounts receivable, at the time revenues are recognized.

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

If any, or all, of the Company's actual experience varies from the estimates above, the Company may need to adjust prior period accruals, affecting revenue in the period of adjustment.
The Company also recognizes revenue related to early access programs (EAPs) in Europe, consisting of sales to the French National Agency for Medicines and Health Products Safety, which granted ARIKAYCE a Temporary Authorization for Use (Autorisation Temporaire d'Utilisation or ATU) and from the named patient program in Germany. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations.
Inventory and Cost of product revenues (excluding amortization of intangible assets) - Inventory is stated at the lower of cost and net realizable value. The Company began capitalizing inventory costs following FDA approval of ARIKAYCE in September 2018. Inventory is sold on a first-in, first-out (FIFO) basis. The Company periodically reviews inventory for expiry and obsolescence and, if necessary, writes down accordingly. If quality specifications are not met during the manufacturing process, such inventory is written off to cost of product revenues (excluding amortization of intangible assets) in the period identified.

Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to royalty expenses and revenue-based milestone payments. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods.

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

A lease is a contract, or part of a contract, that conveys the right to control the use of explicitly or implicitly identified property, plant or equipment in exchange for consideration. Control of an asset is conveyed to the Company if the Company obtains the right to obtain substantially all of the economic benefits of the asset or the right to direct the use of the asset. The Company recognizes ROU assets and lease liabilities at the lease commencement date based on the present value of future, fixed lease payments over the term of the arrangement. ROU assets are generally amortized on a straight-line basis over the term of the lease. Lease liabilities accrete to yield and are reduced at the time when the lease payment is payable to the vendor. Variable lease payments are recognized at the time when the event giving rise to the payment occurs and are recognized in the statement of comprehensive income in the same line item as expenses arising from fixed lease payments.

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

Refer to Note 7 - Leases for details about the Company's lease portfolio, including Topic 842 required disclosures.

Recently Adopted Accounting Pronouncements - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses which requires financial assets measured at an amortized cost basis to be presented at the net amount expected to be collected. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted ASU 2016-13 effective January 1, 2020. Different aspects of the guidance required modified retrospective or prospective adoption. Adoption of the standard did not have a material impact on the Company's consolidated financial statements.

3.         Inventory

As of March 31, 2020 and December 31, 2019, the Company's inventory balance consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$16,992	$16,048
Work-in-process	6,761	6,420
Finished goods	6,892	5,845
	$30,645	$28,313

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

4.                                      Intangibles, Net

As of March 31, 2020, the Company's identifiable intangible assets consisted of acquired ARIKAYCE R&D and a milestone paid to PARI for the license to use PARI's Lamira® Nebulizer System for the delivery of ARIKAYCE to patients as a result of the FDA approval of ARIKAYCE in September 2018. Total intangible assets, net was $52.4 million and $53.7 million as of March 31, 2020 and December 31, 2019, respectively.

The Company began amortizing its intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of intangible assets during each of the next five years is estimated to be approximately $5.0 million per year. A rollforward of the Company's intangible assets for the three months ended March 31, 2020 follows (in thousands):

	2020
Intangible Asset	January 1,	Additions	Amortization	March 31,
Acquired ARIKAYCE R&D	$52,139	$—	$(1,213)	$50,926
PARI milestone upon FDA approval	1,543	—	(36)	1,507
	$53,682	$—	$(1,249)	$52,433

The Company reviews the recoverability of these finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company determined that no indicators of impairment of finite-lived intangible assets existed at March 31, 2020.

5. Fixed Assets, Net

Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

Asset Description	Estimated Useful Life (years)	As of Mach 31, 2020	As of December 31, 2019
Lab equipment	7	$9,984	$9,634
Furniture and fixtures	7	5,917	5,908
Computer hardware and software	3-5	7,053	6,806
Office equipment	7	89	154
Manufacturing equipment	7	1,567	1,567
Leasehold improvements	lease term	34,643	33,852
Construction in Progress (CIP)	—	20,863	21,526
		80,116	79,447
Less: accumulated depreciation		(21,478)	(19,267)
Fixed assets, net		$58,638	$60,180

6.                                      Accrued Expenses

As of March 31, 2020 and December 31, 2019, the Company's accrued expenses balance consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued clinical trial expenses	$4,521	$5,598
Accrued professional fees	13,233	12,581
Accrued technical operation expenses	1,836	6,446
Accrued royalty and milestone payments	2,732	3,117
Accrued interest payable	1,663	3,631
Accrued sales allowances and related costs	7,235	5,267
Accrued construction costs	815	2,689
Other accrued expenses	652	1,046
	$32,687	$40,375

7.                                    Leases

A lease is a contract, or part of a contract, that conveys the right to control the use of explicitly or implicitly identified property, plant or equipment in exchange for consideration. Control of an asset is conveyed to the Company if the Company obtains the right to obtain substantially all of the economic benefits of the asset or the right to direct the use of the asset. In its consolidated balance sheets, the Company recognizes a liability to make lease payment (the lease liability) and a ROU asset representing its right to use the underlying asset for the lease term. The Company recognizes ROU assets and lease liabilities at the lease commencement date based on the present value of future, fixed lease payments over the term of the arrangement. ROU assets are generally amortized on a straight-line basis over the term of the lease. Lease liabilities accrete to yield and are reduced at the time when the lease payment is payable to the vendor. Variable lease payments are recognized at the time when the event giving rise to the payment occurs and are recognized in the statement of comprehensive loss in the same line item as expenses arising from fixed lease payments

The Company's lease portfolio consists primarily of office space, manufacturing facilities and fleet vehicles. All of the Company's leases are classified as operating leases, except for the Company's corporate headquarters lease, which is classified as a finance lease. The terms of the Company's lease agreements that have commenced range from less than one year to ten years, ten months. In its assessment of the term of each such lease, the Company has not included any options to extend or terminate the lease due to the absence of economic incentives in its lease agreements. Leases that qualify for treatment as a short-term lease are expensed as incurred. These short-term leases are not material to the Company's financial position.

Furthermore, the Company does not separate lease and non-lease components for all classes of underlying assets. The Company's leases do not contain residual value guarantees and it does not sublease any of its leased assets.

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

Three Months Ended
March 31, 2020
Finance lease cost
Amortization of right-of-use assets	$360
Interest on lease liabilities	439
Total finance lease cost	$799
Operating lease cost	2,807
Total lease cost	$3,606

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$439
Operating cash flows for operating leases	$2,838
Financing cash flows from finance leases	$292
Weighted average remaining lease term - finance leases	10.3 years
Weighted average remaining lease term - operating leases	4.9 years
Weighted average discount rate - finance leases	8.6%
Weighted average discount rate - operating leases	7.4%

The table below summarizes the supplemental noncash disclosures of the Company's leases included in its consolidated financial statements (in thousands).

	Three Months Ended
	March 31, 2020	March 31, 2019
Finance right-of-use assets obtained in exchange for lease obligations	$—	$—
Operating right-of-use assets obtained in exchange for lease	$22	$47,396

In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs incurred by the Company under these additional agreements of $20.4 million have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.

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

Holders may convert their Convertible Notes prior to October 15, 2024, only under the following circumstances, subject to the conditions set forth in an indenture, dated as of January 26, 2018, between the Company and Wells Fargo Bank, National Association (Wells Fargo), as trustee, as supplemented by the first supplemental indenture, dated January 26, 2018, between the Company and Wells Fargo (as supplemented, the Indenture): (i) during the five business day period immediately after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of convertible notes, as determined following a request by a holder of the convertible notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on such trading day, (ii) the Company elects to distribute to all or substantially all holders of the common stock (a) any rights, options or warrants (other than in connection with a stockholder rights plan for so long as the rights issued under such plan have not detached from the associated shares of common stock) entitling them, for a period of not more than 45 days from the declaration date for such distribution, to subscribe for or purchase shares of common stock at a price per share that is less than the average of the last reported sale prices of the common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the declaration date for such distribution, or (b) the Company's assets, debt securities or rights to purchase securities of the Company, which distribution has a per share value, as reasonably determined by the board of directors, exceeding 10% of the last reported sale price of the common stock on the trading day immediately preceding the declaration date for such distribution, (iii) if a transaction or event that constitutes a fundamental change or a make-whole fundamental change occurs, or if the Company is a party to (a) a consolidation, merger, combination, statutory or binding share exchange or similar transaction, pursuant to which the common stock would be converted into, or exchanged for, cash, securities or other property or assets, or (b) any sale, conveyance, lease or other transfer or similar transaction in one transaction or a series of transactions of all or substantially all of the consolidated assets of the Company and its subsidiaries, taken as a whole, all or any portion of the Convertible Notes may be surrendered by a holder for conversion at any time from or after the date that is 30 scheduled trading days prior to the anticipated effective date of the transaction, (iv) if during any calendar quarter commencing after the calendar quarter ending on March 31, 2018 (and only during such calendar quarter), the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, or, (v) if the Company sends a notice of redemption, a holder may surrender all or any portion of its Convertible Notes, to which the notice of redemption relates, for conversion at any time on or after the date the applicable notice of redemption was sent until the close of business on (a) the second business day immediately preceding the related redemption date or (b) if the Company fails to pay the redemption price on the redemption date as specified in such notice of redemption, such later date on which the redemption price is paid.

The Convertible Notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in the convertible notes are not required to be separately accounted for as a derivative. However, since the Convertible Notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate the Convertible Notes into liability and equity components. The carrying amount of the liability component as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the gross proceeds of the Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6%, and accordingly, the residual equity component on the date of issuance was $140.9 million. The discount is being amortized to interest expense over the term of the Convertible Notes and has a remaining period of approximately 4.79 years. The following table presents the carrying value of the Company's debt balance (in thousands):

	March 31, 2020	December 31, 2019
1.75% convertible senior notes due 2025	$450,000	$450,000
Debt issuance costs, unamortized	(6,694)	(7,043)
Discount on debt	(102,367)	(107,017)
Debt, long-term	$340,939	$335,940

As of March 31, 2020, future principal repayments of the debt for each of the fiscal years through maturity were as follows (in thousands):

Year Ending December 31:
2020	$—
2021	—
2022	—
2023	—
2024	—
2025	450,000
$450,000

Interest Expense

Interest expense related to the Convertible Notes for the three months ended March 31, 2020 and March 31, 2019, which includes the contractual interest coupon payable semi-annually in cash, the amortization of the issuance costs, accretion of debt discount and finance lease interest expense is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Contractual interest expense	$1,973	$1,971
Amortization of debt issuance costs	349	349
Accretion of debt discount	4,650	4,406
Total convertible debt interest expense	$6,972	$6,726
Finance lease interest expense	439	—
Total interest expense	$7,411	$6,726

9.                                      Shareholders’ Equity

Common Stock — As of March 31, 2020, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 89,859,549 shares of common stock issued and outstanding. In addition, as of March 31, 2020, the Company had reserved 13,144,026 shares of common stock for issuance upon the exercise of outstanding stock options and 930,384 shares of common stock for issuance upon the vesting of RSUs. The Company has also reserved 11,492,280 shares of common stock for issuance upon conversion of the Convertible Notes, subject to adjustment in accordance with the Indenture.

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

Preferred Stock — As of March 31, 2020, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.

10.                                  Stock-Based Compensation

The Company's current equity compensation plan, the 2019 Incentive Plan, was approved by shareholders at the Company's Annual Meeting of Shareholders on May 16, 2019. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. On May 16, 2019, upon the approval of the 2019 Incentive Plan by shareholders, 3,500,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the 2017 Incentive Plan, 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. As of March 31, 2020, 747,761 shares remained for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the NASDAQ inducement grant exception. During the three months ended March 31, 2020, the Company granted inducement stock options covering 329,260 shares of the Company's common stock to new employees.

On May 15, 2018, the 2018 Employee Stock Purchase Plan (2018 ESPP) was approved by shareholders at the Company's Annual Meeting of Shareholders. The Company has reserved the following for issuance under the 2018 ESPP: (i) 1,000,000 shares of common stock, plus (ii) commencing on January 1, 2019 and ending on December 31, 2023, an additional number of shares to be added on the first day of each calendar year equal to the lesser of (A) 1,200,000 shares of common stock, (B) 2% of the number of outstanding shares of common stock on such date and (C) an amount determined by the administrator.

Stock Options - As of March 31, 2020, there was $69.8 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.0 years. As of March 31, 2020, there were no performance-condition options outstanding.

Restricted Stock Units — As of March 31, 2020, there was $19.9 million of unrecognized compensation expense related to unvested RSU awards, which is expected to be recognized over a weighted average period of 3.1 years.

The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options and RSUs during the three months ended March 31, 2020 and 2019, respectively (in millions):

	Three Months Ended March 31,
	2020	2019
Research and development	$2.8	$2.2
Selling, general and administrative	6.2	4.7
Total	$9.0	$6.9

11.                                 Income Taxes

The Company's provision for income taxes was $0.0 million and $0.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The provision for income taxes in both periods was a result of certain of the Company's international subsidiaries, which had taxable income during the three months ended March 31, 2020 and 2019. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.

The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the Company's federal tax returns for the years ended 2016 and later, and is generally open for certain states for the years 2015 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of March 31, 2020 and December 31, 2019, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the United States. However, given the Company’' valuation allowance position, these reserves do not have an impact on the balance sheet as of March 31, 2020 and December 31, 2019 or the income statement for the three months ended March 31, 2020 and March 31, 2019. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.

On March 27, 2020, the US government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which includes numerous modifications to income tax provisions, including a limitation on business interest expense and net operating loss provisions and the acceleration of alternative minimum tax credits. Given the Company's history of losses, the CARES Act is not expected to have a material impact on its income tax positions.

12.                               Commitments and Contingencies

Rent expense charged to operations was $0.8 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively.

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
•risks that the full set of data from the WILLOW study, our six-month Phase 2 trial of brensocatib (formerly known as INS1007) in patients with non-CF bronchiectasis (NCFBE) will not be consistent with the top-line results of the study;
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
•failure to obtain, or delays in obtaining, regulatory approvals for ARIKAYCE outside the US or for our product candidates in the US, Europe, Japan or other markets, including the United Kingdom as a result of the United Kingdom’s recent exit from the European Union;
•failure of third parties on which we are dependent to manufacture sufficient quantities of ARIKAYCE or our product candidates for commercial or clinical needs, to conduct our clinical trials, or to comply our agreements or laws and regulations that impact our business or agreements with us;
•our inability to attract and retain key personnel or to effectively manage our growth;
•our inability to adapt to our highly competitive and changing environment;
•business or economic disruptions due to catastrophes or other events, including natural disasters or public health crises;
•impact of the novel coronavirus (COVID-19) pandemic and efforts to reduce its spread on our business, employees, including key personnel, patients, partners and suppliers;
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

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statement is based on information current as of the date of this Quarterly Report on Form 10-Q and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019.

OVERVIEW
  We are a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. Our first commercial product, ARIKAYCE, received accelerated approval in the US in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting, as defined by patients who do not achieve negative sputum cultures after a minimum of six consecutive months of a multidrug background regimen therapy. Nontuberculous mycobacterial (NTM) lung disease caused by MAC (which we refer to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Our clinical-stage pipeline includes brensocatib (formerly known as INS1007) and treprostinil palmitil (formerly known as INS1009). Brensocatib is a novel oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1) with therapeutic potential in bronchiectasis and other inflammatory diseases. Treprostinil palmitil is an inhaled formulation of a treprostinil prodrug that may offer a differentiated product profile for rare pulmonary disorders, including pulmonary arterial hypertension (PAH).
The table below summarizes the current status and anticipated milestones for ARIKAYCE and our product candidates brensocatib and treprostinil palmitil.

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

• In March 2020, we submitted a new drug application (JNDA) to Japan's Ministry of Health, Labour and Welfare (MHLW) for the treatment of patients with non-tuberculous mycobacterial (NTM) lung disease caused by Mycobacterium avium complex (MAC) who did not sufficiently respond to prior treatment.

• The FDA has designated ARIKAYCE as an orphan drug and a qualified infectious disease product (QIDP) for nontuberculous mycobacterial (NTM) lung disease, and the European Commission has granted an orphan designation for ARIKAYCE for the treatment of NTM lung disease.

• We plan to submit a separate Japanese Medical Device Notification (JMDN) to the MHLW for approval of the Lamira® Nebulizer System, the designated device for administration of ARIKAYCE.

• If our MAA and JNDA are approved by the relevant regulatory authorities, we expect ARIKAYCE would be the first inhaled therapy specifically indicated for the treatment of MAC lung disease in Europe and Japan.

• If approved by the relevant regulatory authorities, we plan to commercialize ARIKAYCE in certain countries in Europe, Japan and certain other countries.

• We continue to advance the post-approval confirmatory clinical trial for ARIKAYCE in a front-line setting of patients with MAC lung disease as well as the development of an appropriate patient reported outcome (PRO) tool that will enable the assessment of ARIKAYCE for the treatment of NTM lung disease. We plan to initiate both the confirmatory study and a study to validate the PRO in the second half of 2020 and to run these studies in parallel, pending alignment with the FDA. In addition, we intend to conduct a separate study in patients with NTM lung disease caused by M. abscessus.
Brensocatib (formerly known as INS1007) (oral reversible inhibitor of DPP1) for NCFBE and other rare diseases
• In February 2020, we announced top-line results from our global, randomized, double-blind placebo-controlled Phase 2 WILLOW study evaluating the efficacy, safety, and pharmacokinetics of brensocatib administered once daily in adults with NCFBE.

• Top-line results for the WILLOW study reflect that the study met its primary endpoint of time to first pulmonary exacerbation over the 24-week treatment period for both the 10 mg and 25 mg dosage groups of brensocatib compared to placebo (p=0.027, p=0.044, respectively). In addition, treatment with brensocatib resulted in a reduction in the frequency of pulmonary exacerbations, a key secondary endpoint, versus placebo.
• We plan to design and conduct a Phase 3 program through which we will seek to confirm the positive results seen in the WILLOW study. This program will primarily investigate brensocatib in bronchiectasis and we expect the primary endpoint will be frequency of pulmonary exacerbations. We expect to initiate this program in the second half of 2020, following alignment with the FDA on the trial design.

• We are also exploring the potential of brensocatib in various neutrophil-driven inflammatory conditions.

• In April 2020, we announced that we will provide funding and clinical drug supply for the STOP-COVID19 (Superiority Trial of Protease inhibition in COVID-19) trial, a randomized, double-blind placebo-controlled investigator-initiated study of brensocatib in up to 300 hospitalized patients with COVID-19 (SARS-CoV-2 infection) sponsored by the University of Dundee. The study, which has been prioritized and designated an Urgent Public Health trial by the UK’s National Institute for Health Research, is expected to begin enrollment in May 2020.
Treprostinil palmitil (formerly known as INS1009) (inhaled formulation of a treprostinil prodrug) for rare pulmonary disorders	• The results of a Phase 1 study of nebulized treprostinil palmitil were presented at the European Respiratory Society international congress in September 2016.
• We believe treprostinil palmitil may offer a differentiated product profile for rare pulmonary disorders, including PAH. We are advancing treprostinil palmitil as an inhaled dry powder formulation to a Phase 1 study.

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
•Continue our global expansion efforts in Europe and Japan to support pre-commercial activities in those regions;
•Advance our pipeline, which is intended to bring additional therapies to market for patients with serious and rare diseases, including designing and conducting a Phase 3 program of brensocatib in patients with bronchiectasis;
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
•Advance treprostinil palmitil for use as an inhaled dry powder formulation in PAH to a Phase 1 study and generate preclinical findings from our earlier-stage programs; and
•Expand our pipeline through corporate development.

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

As a condition of accelerated approval, we must conduct a post-approval confirmatory clinical trial. The required confirmatory trial, which is currently under discussion with the FDA, will be designed to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease. The trial will evaluate the effect of ARIKAYCE on a clinically meaningful endpoint, as compared to an appropriate control, in the intended patient population of patients with MAC lung disease. We continue to advance the post-approval confirmatory clinical trial for ARIKAYCE in a front-line setting of patients with MAC lung disease as well as the development of an appropriate PRO tool that will enable the assessment of ARIKAYCE for the treatment of NTM lung disease. We plan to initiate both the confirmatory study and a study to validate the PRO in the second half of 2020 and to run these studies in parallel, pending alignment with the FDA. In addition, we intend to conduct a separate study in patients with NTM lung disease caused by M. abscessus. We continue to collaborate with the FDA on the timetable as well as the design and validation of the PRO and the post-approval confirmatory clinical trial. The full approval of ARIKAYCE will be contingent upon verification and description of clinical benefit in the post-approval confirmatory study.

Regulatory Pathway Outside of the US

Our regulatory filing in Europe was submitted in July 2019 and subsequently validated by the EMA. The primary focus of the EMA is the proportion of patients who maintained durable culture conversion for three months off all therapy on ARIKAYCE plus GBT compared to GBT only. In March 2020, we submitted a JNDA to Japan's MHLW. The primary focus of the MHLW review is sputum culture conversion (defined as three consecutive sputum cultures) by Month 6, with durability of conversion at three months off treatment as a secondary consideration. We plan to submit a separate JMDN to the MHLW for approval of the Lamira® Nebulizer System, the designated device for administration of ARIKAYCE.

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

Further Research and Lifecycle Management

We are currently exploring and supporting research and lifecycle management programs for ARIKAYCE beyond treatment of refractory MAC lung disease as part of a combination antibacterial regimen for adult patients who have limited or no treatment options. Specifically, we are evaluating study designs focusing on the MAC lung disease treatment pathway, including front-line treatment and maintenance to prevent recurrence (defined as true relapse or reinfection) of MAC lung disease. As noted above, we continue to advance the post-approval confirmatory clinical trial for ARIKAYCE in a front-line setting of patients with MAC lung disease as well as the development of an appropriate PRO tool that will enable the assessment of ARIKAYCE for the treatment of NTM lung disease. We plan to initiate both the confirmatory study and a study to validate the PRO in the second half of 2020 and to run these studies in parallel, pending alignment with the FDA.

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

Product Pipeline

Brensocatib (formerly known as INS1007)

Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which we licensed from AstraZeneca in October 2016. We are developing brensocatib for the treatment of patients with bronchiectasis. DPP1 is an enzyme responsible for activating NSPs in neutrophils when they are formed in the bone marrow. Neutrophils are the most common type of white blood cell and play an essential role in pathogen destruction and inflammatory mediation. Neutrophils contain the NSPs (including neutrophil elastase (NE), proteinase 3, and cathepsin G) that have been implicated in a variety of inflammatory diseases. In chronic inflammatory lung diseases, neutrophils accumulate in the airways and result in excessive active NSPs that cause lung destruction and inflammation. Brensocatib may decrease the damaging effects of inflammatory diseases such as NCFBE by inhibiting DPP1 and its activation of NSPs.

NCFBE is a severe, chronic pulmonary disorder in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage. The condition is marked by frequent pulmonary exacerbations requiring antibiotic therapy and/or hospitalizations. Symptoms include chronic cough, excessive sputum production, shortness of breath, and repeated respiratory infections, which can worsen the underlying condition. NCFBE affects approximately 340,000 to 520,000 patients in the US. Currently, there is no cure, and there are no approved therapies specifically targeting NCFBE in the US, Europe, or Japan. We are also exploring the potential of brensocatib in various neutrophil-driven inflammatory conditions.

As a result of the positive results of the WILLOW study discussed below, we are designing and plan to conduct a Phase 3 program, which will primarily investigate brensocatib in bronchiectasis. We expect to initiate this program in the second half of 2020, following alignment with the FDA on the trial design. Based on indications from the FDA, we expect that the primary endpoint in the study will be frequency of pulmonary exacerbation.

In March 2020, AstraZeneca exercised its first option pursuant to our October 2016 license agreement under which AstraZeneca can advance clinical development of brensocatib in the indications of chronic obstructive pulmonary disease (COPD) or asthma. Under the terms of the agreement, upon exercise of this option, AstraZeneca is solely responsible for all aspects of the development of brensocatib up to and including Phase 2b clinical trials in COPD or asthma. The agreement also includes a second and final option which, if exercised, would permit AstraZeneca to further develop brensocatib beyond Phase 2b clinical trials upon reaching agreement on commercial terms satisfactory to each party for the further development and commercialization of brensocatib in COPD or asthma. We retain full development and commercialization rights for brensocatib in all other indications and geographies.

The WILLOW Study

The WILLOW study was a randomized, double-blind, placebo-controlled, parallel-group, multi-center, multi-national, Phase 2 study to assess the efficacy, safety and tolerability, and pharmacokinetics of brensocatib administered once daily for 24 weeks in patients with NCFBE. The WILLOW study was conducted at 116 sites and enrolled 256 adult patients diagnosed with NCFBE who had at least two documented pulmonary exacerbations in the 12 months prior to screening. Patients were randomized 1:1:1 to receive either 10 mg or 25 mg of brensocatib or matching placebo. The primary efficacy endpoint was the time to first pulmonary exacerbation over the 24-week treatment period in the brensocatib arms compared to the placebo arm.

WILLOW Top-Line Efficacy Data

We announced top-line data for the WILLOW study in February 2020. The top-line data demonstrates that the WILLOW study met its primary endpoint of time to first pulmonary exacerbation over the 24-week treatment period for both the 10 mg and 25 mg dosage groups of brensocatib compared to placebo (p=0.027, p=0.044, respectively). In addition, treatment with brensocatib resulted in a reduction in the frequency of pulmonary exacerbations, a key secondary endpoint, versus placebo. Specifically, patients treated with brensocatib experienced a 36% reduction in the 10 mg arm (p=0.041) and a 25% reduction in the 25 mg arm (p=0.167) versus placebo. Change in concentration of active NE in sputum versus placebo from baseline to the end of the treatment period was also statistically significant (p=0.034 for 10 mg, p=0.021 for 25 mg).

WILLOW Top-Line Safety and Tolerability Data

Brensocatib was generally well-tolerated in the study. Rates of adverse events (AEs) leading to discontinuation in patients treated with placebo, brensocatib 10 mg, and brensocatib 25 mg were 10.6%, 7.4%, and 6.7%, respectively. The most common AEs in patients treated with brensocatib were cough, headache, sputum increase, dyspnea, fatigue, and upper respiratory tract infection. Rates of adverse events of special interest (AESIs) in patients treated with placebo, brensocatib 10 mg, and brensocatib 25 mg, respectively, were as follows: rates of periodontal disease were 2.4%, 7.4%, and 10.1%; rates of hyperkeratosis were 0%, 3.7%, and 1.1%; and rates of infections that were considered AESIs were 18.8%, 16.0%, and 16.9%.

Further Research

In August 2019, we received notice from the FDA that we were awarded a development grant of $1.8 million for specific work to be performed on a PRO tool over the next two years. The grant funding is for the development of a novel PRO tool for use in clinical trials to measure symptoms in patients with NCFBE with and without NTM lung infection.

Investigator-Initiated Study in Patients with Severe COVID-19

In April 2020, we announced we will provide funding and clinical drug supply for the STOP-COVID19 trial, an investigator-initiated study of brensocatib in hospitalized patients in the UK with COVID-19 (SARS-CoV-2 infection) sponsored by the University of Dundee. The study, which has been prioritized and designated an Urgent Public Health trial by the UK’s National Institute for Health Research, is expected to begin enrollment in May 2020.

The STOP-COVID19 trial is a prospective, randomized, double-blind, placebo-controlled trial of brensocatib in patients with severe COVID-19. The multicenter study is expected to enroll up to 300 patients at 10 sites in the UK who present to the hospital with confirmed COVID-19 and are at risk of needing increased levels of supplemental oxygen and/or ventilation. Patients will be randomized 1:1 to receive either brensocatib 25 mg once daily or matching placebo on top of standard of care. The primary endpoint is clinical improvement on a seven-point ordinal scale as defined by the World Health Organization. Patients will be treated for up to 28 days, with a sample-size reassessment performed once 100 patients have been enrolled and treated.

Treprostinil Palmitil (formerly known as INS1009)

Treprostinil palmitil is an investigational inhaled treprostinil prodrug formulation that has the potential to address certain of the current limitations of existing prostanoid therapies. We believe that treprostinil palmitil prolongs duration of effect and may provide PAH patients with greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day for the treatment of PAH. Reducing dose frequency has the potential to ease patient burden and improve compliance. Additionally, we believe that treprostinil palmitil may be associated with fewer side effects, including elevated heart rate, low blood pressure, and severity and/or frequency of cough, associated with high initial drug levels and local upper airway exposure when using current inhaled prostanoid therapies. We believe treprostinil palmitil may offer a differentiated product profile for rare pulmonary disorders, including PAH, and we are advancing its development to a Phase 1 study as an inhaled dry powder formulation.

Corporate Development

We plan to continue to develop, acquire, in license or co-promote other products and product candidates, including those that address rare diseases. We are focused broadly on rare disease therapeutics and prioritizing those areas that best align with our core competencies.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Revenues, net

Product revenues consist primarily of net sales of ARIKAYCE in the US. In October 2018, we began shipping ARIKAYCE to our customers in the US, which include specialty pharmacies and specialty distributors. We recognize revenue for product received by our customers net of allowances for customer credits, including prompt pay discounts, service fees, estimated rebates, including government rebates, such as Medicaid rebates and Medicare Part D coverage gap reimbursements in the US, chargebacks and returns. We believe that our first quarter product revenues generally are impacted by the Medicare Part D coverage gap and the resetting of co-payment obligations for ARIKAYCE patients. We also began recognizing revenue related to early access programs (EAPs) in Europe, consisting of sales to the French National Agency for Medicines and Health Products Safety (ANSM), which has granted ARIKAYCE a Temporary Authorization for Use (Autorisation Temporaire d'Utilisation or ATU) and from the named patient program in Germany.
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
Research and Development (R&D) Expenses

R&D expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions, including medical affairs. R&D expense also includes other internal operating expenses, the cost of manufacturing a product candidate, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as brensocatib. Our R&D expenses related to manufacturing our product candidates and medical devices for clinical study are primarily related to activities at contract manufacturing organizations (CMOs) that manufacture brensocatib and treprostinil palmitil. Our R&D expenses related to clinical trials are primarily related to activities at contract research organizations (CROs) that conduct and manage clinical trials on our behalf. These contracts with CROs set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts with CROs primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.
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

RESULTS OF OPERATIONS

COVID-19 Update

In March 2020, we implemented a number of corporate initiatives in response to the novel coronavirus (SARS-CoV-2) global pandemic which manifests as COVID-19. These initiatives include a remote working policy for all employees in order to aid the global containment effort and allow infectious disease specialists and pulmonologists to focus exclusively on treating patients and containing the virus. The policy includes all of the field-based therapeutic specialists and employees who support ARIKAYCE prescribers. Our Arikares trainers are now offering remote training for patients who initiate treatment with ARIKAYCE rather than conducting in-person onboarding. While we continue to see use of ARIKAYCE, including new patient adds and continued prescription renewals, there remains a general uncertainty regarding the impact of COVID-19 on the ARIKAYCE patient population and physicians. Patients suffering from refractory NTM lung disease are typically older individuals with underlying lung conditions, and are often treated by infectious disease specialists and pulmonologists. These treating physicians are on the front lines in addressing this global pandemic and must now, understandably, focus their attention on COVID-19.

We have observed no disruptions to date in our supply chain for the production of ARIKAYCE. We believe we have adequate supply of finished product and work-in-process inventory on hand to support our commercial efforts. In addition, we have sufficient active pharmaceutical ingredient used in ARIKAYCE to meet anticipated global requirements, including commercial, clinical, and compassionate use, through the end of 2022.

There are many uncertainties regarding the novel coronavirus (COVID-19) pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect our financial results and business operations in the first quarter ended March 31, 2020, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.

Comparison of the Three Months Ended March 31, 2020 and 2019

Overview - Operating Results
Our operating results for the quarter ended March 31, 2020, included the following:
•Total revenues from sales of ARIKAYCE increased $15.0 million as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangibles) increased $4.3 million as compared to the same period in the prior year as a result of the increased sales of ARIKAYCE;
•Increased R&D expenses of $5.0 million as compared to the same period in the prior year primarily resulting from an increase in compensation and benefit related expenses, external manufacturing and regulatory, quality assurance and medical affairs costs;
•Decreased SG&A expenses of $3.5 million as compared to the same period in the prior year resulting from a decrease in compensation and benefit related expenses and other external expenses related to ARIKAYCE;
•Amortization of intangible assets of $1.2 million was consistent with the same period in the prior year; and
•Increased interest expense of $0.7 million as compared to the same period in the prior year related to accretion of the debt discount on the $450.0 million aggregate principal amount of 1.75% convertible senior notes due 2025 (the Convertible Notes).
Revenues, net
Total revenue consists of net sales of ARIKAYCE. The following table summarizes the sources of revenue for the quarters ended March 31, 2020 and 2019 (in thousands):

	Quarters Ended March 31,		Increase (decrease)
	2020	2019	$	%
Net product revenues, US	$35,167	$20,983	$14,184	67.6%
Net product revenues, EAPs	1,693	919	774	84.2%
Total revenues, net	$36,860	$21,902	$14,958	68.3%

Revenues from sales of ARIKAYCE increased to $36.9 million, an increase of 68.3%, from $21.9 million in the same period in 2019. Revenues from US sales of ARIKAYCE in the quarter ended March 31, 2020 increased $14.2 million, or 67.6%, from $21.0 million in the same period in 2019. Revenues from EAP sales of ARIKAYCE in the quarter ended March 31, 2020 increased $0.8 million, or 84.2%, from $0.9 million in the same period in 2019.

Cost of Product Revenues (excluding amortization of intangibles)
Cost of product revenues for the quarters ended March 31, 2020 and March 31, 2019 were comprised of the following (in thousands):

	Quarters Ended March 31,		Increase (decrease)
	2020	2019	$	%
Cost of product revenues (excluding amortization of intangibles)	$8,438	$4,150	$4,288	103.3%
Cost of product revenues, as % of revenues	22.9%	18.9%
Cost of product revenues (excluding amortization of intangibles) increased to $8.4 million for the quarter ended March 31, 2020 as compared to $4.2 million in the same period in 2019. The increase in cost of product revenues (excluding amortization of intangibles) in the quarter ended March 31, 2020 is directly attributable to the increase in total revenues discussed above as well as a decrease in the sale of inventory for which the cost was incurred prior to FDA approval of ARIKAYCE. All product costs incurred prior to FDA approval of ARIKAYCE in September 2018 were expensed as R&D expenses. We expect our cost of product revenues (excluding amortization of intangibles) as a percent of revenue to increase in 2020 as compared to 2019.
R&D Expenses

R&D expenses for the quarters ended March 31, 2020 and March 31, 2019 were comprised of the following (in thousands):

	Quarters Ended March 31,		Increase (decrease)
	2020	2019	$	%
External Expenses
Clinical development & research	$7,568	$10,529	$(2,961)	(28.1)%
Manufacturing	2,966	556	2,410	433.5%
Regulatory, quality assurance, and medical affairs	4,195	1,792	2,403	134.1%
Subtotal—external expenses	$14,729	$12,877	$1,852	14.4%
Internal Expenses
Compensation and benefit related expenses	$14,743	$12,757	$1,986	15.6%
Stock-based compensation	2,842	2,191	651	29.7%
Other internal operating expenses	3,870	3,378	492	14.6%
Subtotal—internal expenses	$21,455	$18,326	$3,129	17.1%
Total	$36,184	$31,203	$4,981	16.0%

R&D expenses increased to $36.2 million during the quarter ended March 31, 2020 from $31.2 million in the same period in 2019. The $5.0 million increase was primarily due to a $2.6 million increase in compensation and benefit related expenses, including stock-based compensation, due to an increase in headcount. R&D expenses increased $2.4 million in external manufacturing expenses due to an increase in manufacturing costs for clinical trials, as well as a $2.4 million increase in regulatory, quality assurance, and medical affairs expenses. These increases were partially offset by a $3.0 million decrease in clinical development and research costs.

During the quarter ended March 31, 2020, external R&D expenses of $14.7 million consisted of $8.2 million related to ARIKAYCE, $5.6 million related to brensocatib, and $0.9 million related to other research expenses. During the quarter ended March 31, 2019, external R&D expenses of $12.9 million consisted of $4.9 million related to ARIKAYCE, $5.9 million related to brensocatib, and $2.1 million related to other research expenses.

  SG&A Expenses

SG&A expenses for the quarters ended March 31, 2020 and March 31, 2019 were comprised of the following (in thousands):

	Quarters Ended March 31,		Increase (decrease)
	2020	2019	$	%
Compensation and benefit related expenses	$16,989	$19,536	$(2,547)	(13.0)%
Stock-based compensation	6,161	4,745	1,416	29.8%
Professional fees and other external expenses	21,736	21,591	145	0.7%
Facility related and other internal expenses	6,460	8,938	(2,478)	(27.7)%
Total SG&A expenses	$51,346	$54,810	$(3,464)	(6.3)%

SG&A expenses decreased to $51.3 million during the quarter ended March 31, 2020 from $54.8 million in the same period in 2019. The $3.5 million decrease was primarily due to a $2.5 million decrease in compensation and benefit related expenses and a $2.5 million decrease in facility related and other internal expenses primarily due to the postponement of certain commercial activities in the current year, partially offset by an increase in stock-based compensation.
Amortization of Intangible Assets
Amortization of intangible assets for the quarters ended March 31, 2020 and 2019 was $1.2 million and is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestone paid to PARI for the FDA approval of ARIKAYCE.
Interest Expense

Interest expense was $7.4 million for the quarter ended March 31, 2020 as compared to $6.7 million in the same period in 2019. The $0.7 million increase in interest expense in the quarter ended March 31, 2020 as compared to the prior year period primarily relates to the finance lease interest expense for our corporate headquarters.

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

In the second quarter of 2019, we completed an underwritten public offering of 10,657,692 shares of common stock, which included the underwriters' exercise in full of its over-allotment option of 1,042,307 shares from the Company at a price to the public of $26.00, less underwriting discounts. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $16.0 million, were $261.1 million. The offering also included the sale of 400,000 shares from our Chairman and Chief Executive Officer, from which we received no proceeds.

We may need to raise additional capital to fund our operations, including continued commercialization of ARIKAYCE and future clinical trials related to ARIKAYCE, to design and conduct a Phase 3 program for brensocatib, to develop treprostinil palmitil, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. We expect to opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. We expect such additional funding, if any, would be used to continue to commercialize ARIKAYCE, to conduct further trials of ARIKAYCE, to develop our product candidates, or to pursue the license or purchase of other technologies or products and product candidates. During 2020, we plan to support the commercialization of ARIKAYCE in the US, to continue to fund further clinical development of ARIKAYCE and brensocatib, and to fund our global expansion efforts to support pre-commercial activities in Europe and Japan including obtaining regulatory approvals for ARIKAYCE in those regions. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be expenses related to the commercialization efforts for ARIKAYCE, expenses related to the development activities for brensocatib, and to a lesser extent, future ARIKAYCE clinical trials.

Cash Flows

As of March 31, 2020, we had cash and cash equivalents of $428.9 million, as compared with $487.4 million as of December 31, 2019. The $58.5 million decrease was primarily due to cash used in operating activities. Our working capital was $421.0 million as of March 31, 2020 as compared with $470.0 million as of December 31, 2019.

Net cash used in operating activities was $57.9 million and $73.8 million for the three months ended March 31, 2020 and 2019, respectively. The net cash used in operating activities during the three months ended March 31, 2020 and 2019 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses. In addition, net cash used in operating activities during both the three months ended March 31, 2020 and 2019 included clinical trial expenses related to brensocatib. The decrease in cash used in operating activities for the three months ended March 31, 2020 compared to the corresponding period in 2019 was primarily due to the increase in gross profit as well as the net change in working capital, driven by decreases in accounts receivable and prepaids and other current assets.

Net cash used in investing activities was $2.7 million and $4.0 million for the three months ended March 31, 2020 and 2019, respectively. The net cash used in investing activities during the three months ended March 31, 2020 and 2019 was primarily related to the investment in our long-term production capacity at Patheon. We expect our cash used in investing activities to decrease significantly for the year ending December 31, 2020 as a result of the completion of our corporate headquarters during the year ended December 31, 2019 and fewer remaining costs for the Patheon facility in the year ending December 31, 2020.

Net cash provided by financing activities was $2.1 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively. Net cash provided by financing activities for the three months ended March 31, 2020 and 2019 were primarily due to cash proceeds from stock option exercises and our employee stock purchase plan.

Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations during the three months ended March 31, 2020 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. For the required interim disclosure updates related to our accounting policies, see Note 2 to our consolidated financial statements — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government.

As of March 31, 2020, we had $450.0 million of Convertible Notes outstanding which bear interest at a coupon rate of 1.75%. If a 10% change in interest rates had occurred on March 31, 2020, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the three months ended March 31, 2020 and 2019, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                       RISK FACTORS

Our business is subject to substantial risks and uncertainties. You should carefully consider the risk factors set forth below as well as the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 25, 2020. Any of the risks and uncertainties described below, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Form 10-Q (please read the Cautionary Note Regarding Forward-Looking Statements appearing at the beginning of Management’s Discussion & Analysis in this Form 10-Q).

The novel coronavirus (COVID-19) pandemic and efforts to reduce its spread have negatively impacted, and could continue to negatively impact, our business and operations.

Our global operations expose us to risks associated with public health crises and pandemics, including COVID-19, particularly as the patients we seek to treat suffer from serious and rare diseases that may make them especially vulnerable. The degree to which COVID-19 affects us will depend on developments that are highly uncertain and beyond our knowledge or control, including, but not limited to, the duration and severity of the pandemic, the actions taken to reduce its transmission, and the speed with which and the extent to which normal economic and operating conditions resume.

We modified our business practices in March 2020 in an effort to allow infectious disease specialists and pulmonologists to focus on critical COVID-19 relief efforts and to aid in the global containment effort, including through implementation of a remote working policy for all employees. The remote working policy includes all of our field-based therapeutic specialists and employees who support ARIKAYCE prescribers. If our remote working policy continues and the focus of pulmonologists and infectious disease specialists remains on COVID-19, we expect that our business and results of operations in future periods could be negatively impacted. We also may take further actions as required by government authorities or that we determine are in the best interests of our employees, patients, partners, and suppliers in the future that harm our ability to promote ARIKAYCE or support patients beginning treatment with ARIKAYCE, which could negatively impact our business and results of operations.

COVID-19 may also have an adverse impact on our operations and supply chain as a result of (i) our or our third-party manufacturers’ employees or other key personnel becoming infected, (ii) preventive and precautionary measures that governments and we and other businesses, including our third-party manufacturers, are taking, such as border closures, prolonged quarantines and other travel restrictions, and (iii) shortages of supplies necessary for the manufacture of ARIKAYCE, including as a result of government orders providing for the requisition of personal protective equipment and other medical supplies and equipment. Any of these circumstances could impact the ability of third parties on which we rely to manufacture ARIKAYCE or its components and our ability to perform critical functions, which could significantly hamper our ability to supply ARIKAYCE to patients. While we have experienced no disruption to date in our supply chain, if we encounter delays or difficulties in the manufacturing process that disrupt our ability to supply ARIKAYCE, we may not be able to satisfy patient demand or we may experience a product stock-out, which would likely have a material adverse effect on our business.

The COVID-19 pandemic could also require us to delay the start of new clinical trials or otherwise impair our ability to complete those trials. For instance, our ability to enroll patients and retain principal investigators and site staff could be impaired due to an outbreak in their geography or prioritization of hospital resources toward the outbreak, or as a result of quarantines and other travel restrictions that interrupt healthcare services. Furthermore, patients, investigators, or site staff may be unwilling or unable to comply with clinical trial protocols due to COVID-19 illness, concerns about the pandemic, or quarantines or other travel restrictions that impede their movement. Additionally, any interruption in the supply of the study drug might delay our ability to start or complete clinical trials. Significant delays in the timing and completion of our clinical trials are costly and could adversely affect our ability to satisfy our post-marketing requirements for ARIKAYCE and to obtain regulatory approval for and to commercialize our product candidates.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company's equity securities by the Company during the quarter ended March 31, 2020.

ITEM 6. EXHIBITS

Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on March 30, 2020).

10.1	Second Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and S. Nicole Schaeffer.

31.1	Certification of William H. Lewis, Chairman and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of William H. Lewis, Chairman and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: April 30, 2020	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)