Form 10-Q
period 2020-06-30
INSMED Inc
filed 2020-08-06
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2020, there were 101,480,980 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$641,911	$487,429
Accounts receivable	15,173	19,232
Inventory	35,473	28,313
Prepaid expenses and other current assets	14,755	20,220
Total current assets	707,312	555,194

Intangibles, net	51,185	53,682
Fixed assets, net	56,826	60,180
Finance lease right-of-use assets	14,536	15,256
Operating lease right-of-use assets	31,901	37,673
Other assets	23,605	20,314
Total assets	$885,365	$742,299

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25,005	$13,184
Accrued expenses	31,924	40,375
Accrued compensation	13,021	19,140
Finance lease liabilities	1,305	1,221
Operating lease liabilities	7,499	11,040
Other current liabilities	—	280
Total current liabilities	78,754	85,240

Debt, long-term	346,001	335,940
Finance lease liabilities, long-term	18,855	19,529
Operating lease liabilities, long-term	25,099	29,308
Other long-term liabilities	11,338	10,608
Total liabilities	480,047	480,625

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 101,434,104 and 89,682,387 issued and outstanding shares at June 30, 2020 and December 31, 2019, respectively	1,014	897
Additional paid-in capital	2,069,119	1,797,286
Accumulated deficit	(1,664,717)	(1,536,499)
Accumulated other comprehensive loss	(98)	(10)
Total shareholders’ equity	405,318	261,674
Total liabilities and shareholders’ equity	$885,365	$742,299

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues, net	$42,495	$29,972	$79,355	$51,874
Cost of product revenues (excluding amortization of intangible assets)	9,950	4,919	18,388	9,069
Gross profit	32,545	25,053	60,967	42,805

Operating expenses:
Research and development	35,748	33,538	71,932	64,741
Selling, general and administrative	49,663	52,433	101,009	107,243
Amortization of intangible assets	1,248	1,248	2,497	2,496
Total costs and expenses	86,659	87,219	175,438	174,480

Operating loss	(54,114)	(62,166)	(114,471)	(131,675)

Investment income	203	2,578	1,607	4,994
Interest expense	(7,469)	(6,785)	(14,880)	(13,511)
Other expense, net	(46)	(51)	(10)	(170)
Loss before income taxes	(61,426)	(66,424)	(127,754)	(140,362)

Provision for income taxes	428	90	464	305

Net loss	$(61,854)	$(66,514)	$(128,218)	$(140,667)

Basic and diluted net loss per share	$(0.64)	$(0.81)	$(1.38)	$(1.77)

Weighted average basic and diluted common shares outstanding	96,633	81,806	93,206	79,685

Net loss	$(61,854)	$(66,514)	$(128,218)	$(140,667)
Other comprehensive income (loss):
Foreign currency translation (losses) gains	(51)	(37)	(88)	2
Total comprehensive loss	$(61,905)	$(66,551)	$(128,306)	$(140,665)

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at March 31, 2019	77,596	$776	$1,499,646	$(1,356,315)	$30	$144,137
Comprehensive loss:
Net loss				(66,514)		(66,514)
Other comprehensive loss					(37)	(37)
Exercise of stock options and ESPP shares	910	8	10,447			10,455
Net proceeds from issuance of common stock	10,658	107	261,071			261,178
Issuance of common stock for vesting of RSUs	43	1				1
Stock compensation expense			7,353			7,353
Balance at June 30, 2019	89,207	$892	$1,778,517	$(1,422,829)	$(7)	$356,573

Balance at March 31, 2020	89,860	$899	$1,808,712	$(1,602,863)	$(47)	$206,701
Comprehensive loss:
Net loss				(61,854)		(61,854)
Other comprehensive loss					(51)	(51)
Exercise of stock options and ESPP shares	321	3	5,138			5,141
Net proceeds from issuance of common stock	11,155	111	245,801			245,912
Issuance of common stock for vesting of RSUs	98	1				1
Stock compensation expense			9,468			9,468
Balance at June 30, 2020	101,434	$1,014	$2,069,119	$(1,664,717)	$(98)	$405,318

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2018	77,308	$773	$1,489,664	$(1,282,162)	$(9)	$208,266
Comprehensive loss:
Net loss				(140,667)		(140,667)
Other comprehensive income					2	2
Exercise of stock options and ESPP shares	1,163	11	13,493			13,504
Net proceeds from issuance of common stock	10,658	107	261,071			261,178
Issuance of common stock for vesting of RSUs	78	1				1
Stock compensation expense			14,289			14,289
Balance at June 30, 2019	89,207	$892	$1,778,517	$(1,422,829)	$(7)	$356,573

Balance at December 31, 2019	89,682	$897	$1,797,286	$(1,536,499)	$(10)	$261,674
Comprehensive loss:
Net loss				(128,218)		(128,218)
Other comprehensive loss					(88)	(88)
Exercise of stock options and ESPP shares	472	5	7,562			7,567
Net proceeds from issuance of common stock	11,155	111	245,801			245,912
Issuance of common stock for vesting of RSUs	125	1				1
Stock compensation expense			18,470			18,470
Balance at June 30, 2020	101,434	$1,014	$2,069,119	$(1,664,717)	$(98)	$405,318

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(128,218)	$(140,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,534	2,245
Amortization of intangible assets	2,497	2,496
Stock-based compensation expense	18,470	14,289
Amortization of debt issuance costs	698	698
Accretion of debt discount	9,363	8,872
Finance lease amortization expense	720	—
Noncash operating lease expense	5,772	4,569
Changes in operating assets and liabilities:
Accounts receivable	4,059	(6,123)
Inventory	(7,160)	(13,128)
Prepaid expenses and other current assets	5,424	(4,588)
Other assets	(3,251)	(12,087)
Accounts payable	12,175	(1,284)
Accrued expenses and other	(12,852)	2,821
Accrued compensation	(6,119)	(11,990)
Net cash used in operating activities	(93,888)	(153,877)
Investing activities
Purchase of fixed assets	(4,560)	(14,638)
Net cash used in investing activities	(4,560)	(14,638)
Financing activities
Proceeds from exercise of stock options, ESPP, and RSU vesting	7,568	13,504
Proceeds from issuance of common stock, net	245,912	261,178
Payments of finance lease principal	(590)	—
Net cash provided by financing activities	252,890	274,682
Effect of exchange rates on cash and cash equivalents	40	21
Net increase in cash and cash equivalents	154,482	106,188
Cash and cash equivalents at beginning of period	487,429	495,072
Cash and cash equivalents at end of period	$641,911	$601,260
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,819	$3,941
Cash paid for income taxes	$472	$200

 See accompanying notes to consolidated financial statements

INSMED INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                    The Company and Basis of Presentation

Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE (amikacin liposome inhalation suspension), received accelerated approval in the United States (US) in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. Nontuberculous mycobacterial (NTM) lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's clinical-stage pipeline includes brensocatib (formerly known as INS1007) and treprostinil palmitil (formerly known as INS1009). Brensocatib is a novel oral, reversible inhibitor of dipeptidyl peptidase 1 with therapeutic potential in bronchiectasis and other inflammatory diseases. Treprostinil palmitil is an inhaled formulation of a treprostinil prodrug that may offer a differentiated product profile for rare pulmonary disorders, including pulmonary arterial hypertension.

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

The Company had $641.9 million in cash and cash equivalents as of June 30, 2020 and reported a net loss of $128.2 million for the six months ended June 30, 2020. In the second quarter of 2020, the Company completed an underwritten offering of 11,155,000 shares of the Company's common stock, including 1,455,000 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares from the Company, at a public offering price of $23.25 per share. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $13.4 million, were $245.9 million.

Historically, the Company has funded its operations through public offerings of equity securities and debt financings. The Company commenced commercial shipments of ARIKAYCE in October 2018. The Company expects to continue to incur operating losses both at its US and certain international entities while funding research and development (R&D) activities for ARIKAYCE, brensocatib and its other pipeline programs, continuing commercialization activities for ARIKAYCE in the US, continuing to invest in pre-commercial and regulatory activities for ARIKAYCE in Europe and Japan, and funding other general and administrative activities.

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

Risks and Uncertainties - There are many uncertainties regarding the novel coronavirus (COVID-19) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the six months ended June 30, 2020, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

The Company's only financial assets and liabilities which were measured at fair value as of June 30, 2020 and December 31, 2019 were Level 1 assets comprised of cash and cash equivalents. The Company's cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of June 30, 2020
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$641.9	$641.9	$—	$—

	As of December 31, 2019
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$487.4	$487.4	$—	$—

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December 31, 2019, the Company held no securities that were in an unrealized gain or loss position.

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

The estimated fair value of the liability component of the Company's 1.75% convertible senior notes due 2025 (the Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of June 30, 2020 was $431.9 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the Convertible Notes. The $346.0 million carrying value of the Convertibles Notes as of June 30, 2020 excludes the $97.7 million of the unamortized portion of the debt discount.

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

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net loss	$(61,854)	$(66,514)	$(128,218)	$(140,667)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	96,633	81,806	93,206	79,685
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock and RSUs	—	—	—	—
Convertible debt securities	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	96,633	81,806	93,206	79,685
Net loss per share:
Basic and diluted	$(0.64)	$(0.81)	$(1.38)	$(1.77)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of June 30, 2020 and 2019 as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2020	2019
Common stock options	13,272	11,034
Unvested restricted stock and RSUs	868	475
Convertible debt securities	11,492	11,492

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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for collectible trade receivables. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the six months ended June 30, 2020 and June 30, 2019.

	Percentage of Total Gross Product Revenue
	June 30, 2020	June 30, 2019
Customer A	28%	31%
Customer B	26%	18%
Customer C	24%	30%

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
The Company also recognizes revenue related to early access programs (EAPs) in Europe, consisting of sales to the French National Agency for Medicines and Health Products Safety, which granted ARIKAYCE a Temporary Authorization for Use (Autorisation Temporaire d'Utilisation or ATU) and from the named patient program in Germany and other countries. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations.
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

A lease is a contract, or part of a contract, that conveys the right to control the use of explicitly or implicitly identified property, plant or equipment in exchange for consideration. Control of an asset is conveyed to the Company if the Company obtains the right to obtain substantially all of the economic benefits of the asset or the right to direct the use of the asset. The Company recognizes ROU assets and lease liabilities at the lease commencement date based on the present value of future, fixed lease payments over the term of the arrangement. ROU assets are amortized on a straight-line basis over the term of the lease or are amortized based on consumption, if this approach is more representative of the pattern in which benefit is expected to be derived from the underlying asset. Lease liabilities accrete to yield and are reduced at the time when the lease payment is payable to the vendor. Variable lease payments are recognized at the time when the event giving rise to the payment occurs and are recognized in the statement of comprehensive income in the same line item as expenses arising from fixed lease payments.

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

3.         Inventory

As of June 30, 2020 and December 31, 2019, the Company's inventory balance consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$17,270	$16,048
Work-in-process	9,089	6,420
Finished goods	9,114	5,845
	$35,473	$28,313

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

4.                                      Intangibles, Net

As of June 30, 2020, the Company's identifiable intangible assets consisted of acquired ARIKAYCE R&D and a milestone paid to PARI for the license to use PARI's Lamira® Nebulizer System for the delivery of ARIKAYCE to patients as a result of the FDA approval of ARIKAYCE in September 2018. Total intangible assets, net was $51.2 million and $53.7 million as of June 30, 2020 and December 31, 2019, respectively.

The Company began amortizing its intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of intangible assets during each of the next five years is estimated to be approximately $5.0 million per year. A rollforward of the Company's intangible assets for the six months ended June 30, 2020 follows (in thousands):

	2020
Intangible Asset	January 1,	Additions	Amortization	June 30,
Acquired ARIKAYCE R&D	$52,139	$—	$(2,425)	$49,714
PARI milestone upon FDA approval	1,543	—	(72)	1,471
	$53,682	$—	$(2,497)	$51,185

The Company reviews the recoverability of these finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company determined that no indicators of impairment of finite-lived intangible assets existed at June 30, 2020.

5. Fixed Assets, Net

Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

Asset Description	Estimated Useful Life (years)	As of June 30, 2020	As of December 31, 2019
Lab equipment	7	$10,238	$9,634
Furniture and fixtures	7	5,917	5,908
Computer hardware and software	3-5	7,069	6,806
Office equipment	7	89	154
Manufacturing equipment	7	1,567	1,567
Leasehold improvements	lease term	34,988	33,852
Construction in Progress (CIP)	—	20,705	21,526
		80,573	79,447
Less: accumulated depreciation		(23,747)	(19,267)
Fixed assets, net		$56,826	$60,180

6.                                      Accrued Expenses

As of June 30, 2020 and December 31, 2019, the Company's accrued expenses balance consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued clinical trial expenses	$4,942	$5,598
Accrued professional fees	8,639	12,581
Accrued technical operation expenses	4,762	6,446
Accrued royalty and milestone payments	3,025	3,117
Accrued interest payable	3,631	3,631
Accrued sales allowances and related costs	5,903	5,267
Accrued construction costs	201	2,689
Other accrued expenses	821	1,046
	$31,924	$40,375

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

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Finance lease cost
Amortization of right-of-use assets	$361	$720
Interest on lease liabilities	432	871
Total finance lease cost	$793	$1,591
Operating lease cost	4,079	6,886
Total lease cost	$4,872	$8,477

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$432	$871
Operating cash flows for operating leases	$4,075	$6,913
Financing cash flows from finance leases	$298	$590
Weighted average remaining lease term - finance leases		10.1 years
Weighted average remaining lease term - operating leases		4.7 years
Weighted average discount rate - finance leases		8.6%
Weighted average discount rate - operating leases		7.4%

In addition to the operating lease costs disclosed above, the Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $1.0 million and $1.1 million for the three and six months ended June 30, 2020, respectively. Variable costs related to CMO manufacturing agreements have been classified within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.

The table below summarizes the supplemental noncash disclosures of the Company's leases included in its consolidated financial statements (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance right-of-use assets obtained in exchange for lease obligations	$—	$—	$—	$—
Operating right-of-use assets obtained in exchange for lease	$183	$—	$205	$47,396

In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs incurred by the Company under these additional agreements of $22.1 million have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.

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

The Convertible Notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in the convertible notes are not required to be separately accounted for as a derivative. However, since the Convertible Notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate the Convertible Notes into liability and equity components. The carrying amount of the liability component as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the gross proceeds of the Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6%, and accordingly, the residual equity component on the date of issuance was $140.9 million. The discount is being amortized to interest expense over the term of the Convertible Notes and has a remaining period of approximately 4.54 years. The following table presents the carrying value of the Company's debt balance (in thousands):

	June 30, 2020	December 31, 2019
1.75% convertible senior notes due 2025	$450,000	$450,000
Debt issuance costs, unamortized	(6,345)	(7,043)
Discount on debt	(97,654)	(107,017)
Debt, long-term	$346,001	$335,940

As of June 30, 2020, future principal repayments of the debt for each of the fiscal years through maturity were as follows (in thousands):

Year Ending December 31:
2020	$—
2021	—
2022	—
2023	—
2024	—
2025	450,000
$450,000

Interest Expense

Interest expense related to the Convertible Notes for the three and six months ended June 30, 2020 and June 30, 2019, which includes the contractual interest coupon payable semi-annually in cash, the amortization of the issuance costs, accretion of debt discount and finance lease interest expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$1,975	$1,970	$3,948	$3,941
Amortization of debt issuance costs	349	349	698	698
Accretion of debt discount	4,713	4,466	9,363	8,872
Total convertible debt interest expense	7,037	6,785	14,009	13,511
Finance lease interest expense	432	—	871	—
Total interest expense	$7,469	$6,785	$14,880	$13,511

9.                                      Shareholders’ Equity

Common Stock — As of June 30, 2020, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 101,434,104 shares of common stock issued and outstanding. In addition, as of June 30, 2020, the Company had reserved 13,271,513 shares of common stock for issuance upon the exercise of outstanding stock options and 868,210 shares of common stock for issuance upon the vesting of RSUs. The Company has also reserved 11,492,280 shares of common stock for issuance upon conversion of the Convertible Notes, subject to adjustment in accordance with the Indenture.

In the second quarter of 2020, the Company completed an underwritten public offering of 11,155,000 shares of the Company's common stock, including 1,455,000 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares from the Company, at a public offering price of $23.25 per share. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $13.4 million, were $245.9 million.

In the second quarter of 2019, the Company completed an underwritten public offering of 10,657,692 shares of the Company's common stock, including 1,042,307 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares at a public offering price of $26.00 per share. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $16.0 million, were $261.1 million. The offering also included 400,000 shares sold by the Company's Chairman and Chief Executive Officer, from which the Company received no proceeds.

Preferred Stock — As of June 30, 2020, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.

10.                                  Stock-Based Compensation

The Company's current equity compensation plan, the 2019 Incentive Plan, was approved by shareholders at the Company's Annual Meeting of Shareholders on May 16, 2019. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. On May 16, 2019, upon the approval of the 2019 Incentive Plan by shareholders, 3,500,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the 2017 Incentive Plan, the 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. On May 12, 2020, at the Company's 2020 Annual Meeting of Shareholders, the Company's shareholders approved an amendment of the 2019 Incentive Plan providing for the issuance of an additional 4,500,000 shares under the plan. As of June 30, 2020, 5,176,799 shares remained for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the six months ended June 30, 2020, the Company granted inducement stock options covering 662,410 shares of the Company's common stock to new employees.

On May 15, 2018, the 2018 Employee Stock Purchase Plan (2018 ESPP) was approved by shareholders at the Company's 2018 Annual Meeting of Shareholders. The Company has reserved the following for issuance under the 2018 ESPP: (i) 1,000,000 shares of common stock, plus (ii) commencing on January 1, 2019 and ending on December 31, 2023, an additional number of shares to be added on the first day of each calendar year equal to the lesser of (A) 1,200,000 shares of common stock, (B) 2% of the number of outstanding shares of common stock on such date and (C) an amount determined by the administrator.

Stock Options - As of June 30, 2020, there was $66.9 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.5 years. As of June 30, 2020, there were no performance-condition options outstanding.

Restricted Stock Units — As of June 30, 2020, there was $19.2 million of unrecognized compensation expense related to unvested RSU awards, which is expected to be recognized over a weighted average period of 2.8 years.

The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options and RSUs during the three and six months ended June 30, 2020 and 2019, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$3.0	$2.2	$5.8	$4.4
Selling, general and administrative	6.5	5.2	12.7	9.9
Total	$9.5	$7.4	$18.5	$14.3

11.                                 Income Taxes

The Company's provision for income taxes was $0.4 million and $0.1 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The provision for income taxes in all periods was a result of certain of the Company's international subsidiaries, which had taxable income during the three and six months ended June 30, 2020 and 2019. Additionally, the Company is impacted by certain state taxes which effectively impose income tax on modified gross revenues. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.

The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the Company's federal tax returns for the years ended 2016 and later, and is generally open for certain states for the years 2015 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of June 30, 2020 and December 31, 2019, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the United States. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of June 30, 2020 and December 31, 2019 or the income statement for the three and six months ended June 30, 2020 and June 30, 2019. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.

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

12.                               Commitments and Contingencies

Rent expense charged to operations was $1.1 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and was $1.9 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. "Forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act, are statements that are not historical facts and involve a number of risks and uncertainties. Words such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "intends," "potential," "continues," and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.
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
•inability of us, PARI Pharma GmbH (PARI) or our third-party manufacturers to comply with regulatory requirements related to ARIKAYCE or the Lamira® Nebulizer System (Lamira);
•our inability to obtain adequate reimbursement from government or third-party payors for ARIKAYCE or acceptable prices for ARIKAYCE;
•development of unexpected safety or efficacy concerns related to ARIKAYCE or brensocatib;
•inaccuracies in our estimates of the size of the potential markets for ARIKAYCE or brensocatib or in data we have used to identify physicians, expected rates of patient uptake, duration of expected treatment, or expected patient adherence or discontinuation rates;
•our inability to create an effective direct sales and marketing infrastructure or to partner with third parties that offer such an infrastructure for distribution of ARIKAYCE;
•failure to obtain regulatory approval to expand ARIKAYCE’s indication to a broader patient population;
•risk that brensocatib does not prove to be effective or safe for patients in the STOP-COVID19 study;
•failure to successfully conduct future clinical trials for ARIKAYCE, brensocatib and our other product candidates, including due to our limited experience in conducting preclinical development activities and clinical trials necessary for regulatory approval and our inability to enroll or retain sufficient patients to conduct and complete the trials or generate data necessary for regulatory approval;
•risks that our clinical studies will be delayed or that serious side effects will be identified during drug development;
•failure to obtain, or delays in obtaining, regulatory approvals for ARIKAYCE outside the US or for our product candidates in the US, Europe, Japan or other markets, including the United Kingdom as a result of the United Kingdom’s exit from the European Union;
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

• In July 2019, we filed a marketing authorization application (MAA) with the European Medicines Agency (EMA) for ARIKAYCE for the treatment of patients with persistent MAC lung infection. The MAA filing was subsequently validated. The currently proposed indication reflects the same population of refractory MAC lung disease patients for which ARIKAYCE is approved in the US.

• In March 2020, we submitted a new drug application (JNDA) to Japan's Ministry of Health, Labour and Welfare (MHLW) for the treatment of patients with MAC lung disease who did not sufficiently respond to prior treatment.

• In June 2020, a Japanese Medical Device Notification (JMDN) was submitted to the MHLW for Lamira, the designated device for administration of ARIKAYCE. The JMDN was accepted and Lamira is authorized for use in Japan.

• The FDA has designated ARIKAYCE as an orphan drug and a qualified infectious disease product (QIDP) for NTM lung disease, and the European Commission (EC) has granted an orphan designation for ARIKAYCE for the treatment of NTM lung disease.

• In July 2020, the Committee for Medicinal Products for Human Use (CHMP) of the EMA adopted a positive opinion recommending ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis.

• If our MAA and JNDA are approved by the relevant regulatory authorities, we expect ARIKAYCE would be the first inhaled therapy specifically indicated for the treatment of MAC lung disease in Europe and Japan.

• If approved by the relevant regulatory authorities, we plan to commercialize ARIKAYCE in certain countries in Europe, Japan and certain other countries.

• We continue to advance the post-approval confirmatory clinical trial for ARIKAYCE in a front-line setting of patients with MAC lung disease as well as the development of an appropriate PRO tool that will enable the assessment of ARIKAYCE for the treatment of NTM lung disease. We plan to initiate both the confirmatory study and a study to validate the PRO by the end of 2020 and to run these studies in parallel, pending alignment with the FDA. In addition, we are evaluating the possibility of conducting a separate study in patients with NTM lung disease caused by M. abscessus.

Brensocatib (formerly known as INS1007) (oral reversible inhibitor of DPP1) for non-cystic fibrosis bronchiectasis (NCFBE) and other inflammatory diseases
• In June 2020, we announced full results from our global, randomized, double-blind placebo-controlled Phase 2 WILLOW study evaluating the efficacy, safety, and pharmacokinetics of brensocatib administered once daily in adults with NCFBE.

• Full results for the WILLOW study reflect that the study met its primary endpoint of time to first pulmonary exacerbation over the 24-week treatment period for both the 10 mg and 25 mg dosage groups of brensocatib compared to placebo (p=0.027, p=0.044, respectively). In addition, treatment with 10mg brensocatib resulted in a significant reduction in the rate of pulmonary exacerbations, a key secondary endpoint. Patients treated with brensocatib experienced a 36% reduction in the 10 mg arm (p=0.041) and a 25% reduction in the 25 mg arm (p=0.167) versus placebo.

• In June 2020, the FDA granted breakthrough therapy designation for brensocatib for the treatment of adult patients with NCFBE for reducing exacerbations. The FDA's breakthrough therapy designation is designed to expedite the development and review of therapies that are intended to treat serious or life-threatening diseases and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy.

• We plan to design and conduct a Phase 3 program through which we will seek to confirm the positive results seen in the WILLOW study. This program will primarily investigate brensocatib in bronchiectasis and we expect the primary endpoint will be frequency of pulmonary exacerbations. We expect to initiate this program by the end of 2020, incorporating end of Phase 2 meeting guidance from the FDA on the trial design.

• We are also exploring the potential of brensocatib in various neutrophil-driven inflammatory conditions.

• In April 2020, we announced that we will provide funding and clinical drug supply for the STOP-COVID19 (Superiority Trial of Protease inhibition in COVID-19) trial, a randomized, double-blind placebo-controlled investigator-initiated study of brensocatib in up to 300 hospitalized patients with COVID-19 (SARS-CoV-2 infection) sponsored by the University of Dundee. The study, which has been prioritized and designated an Urgent Public Health trial by the UK’s National Institute for Health Research, is currently enrolling.

Principal Product/Product Candidate	Status	Next Expected Milestones
Treprostinil palmitil (formerly known as INS1009) (inhaled formulation of a treprostinil prodrug) for rare pulmonary disorders	• The results of a Phase 1 study of nebulized treprostinil palmitil were presented at the European Respiratory Society international congress in September 2016.
• We believe treprostinil palmitil may offer a differentiated product profile for rare pulmonary disorders, including PAH. We are advancing treprostinil palmitil as an inhaled dry powder formulation to a Phase 1 study by the end of 2020.

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
•Support further research and lifecycle management strategies for ARIKAYCE, including the potential use of ARIKAYCE as part of a front-line, multi-drug regimen;
•Advance treprostinil palmitil for use as an inhaled dry powder formulation in PAH to a Phase 1 study and generate preclinical findings from our earlier-stage programs; and
•Expand our pipeline through corporate development.

ARIKAYCE for Patients with MAC Lung Disease

ARIKAYCE is our first approved product. ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options. MAC lung disease is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Amikacin solution for parenteral administration is an established drug that has activity against a variety of NTM; however, its use is limited by the need to administer it intravenously and by toxicity to hearing, balance, and kidney function. Unlike amikacin solution for intravenous administration, our proprietary Pulmovance™ technology uses charge-neutral liposomes to deliver amikacin directly to the lungs where liposomal amikacin is taken up by the lung macrophages where the MAC infection resides. This technology also prolongs the release of amikacin in the lungs, while minimizing systemic exposure, thereby offering the potential for decreased systemic toxicities. ARIKAYCE's ability to deliver high levels of amikacin directly to the lung and sites of MAC infection via the use of our Pulmovance technology, distinguishes it from intravenous amikacin. ARIKAYCE is administered once-daily, using Lamira, an inhalation device developed and manufactured by PARI. Lamira is a portable nebulizer that enables aerosolization of liquid medications via a vibrating, perforated membrane, and was designed specifically for ARIKAYCE delivery.

The FDA has designated ARIKAYCE as an orphan drug and a QIDP for NTM lung disease. Orphan designated drugs are eligible for seven years of exclusivity for the orphan indication. QIDP designation features an additional five years of exclusivity for the designated indication. The FDA granted a total of 12 years of exclusivity in the indication for which ARIKAYCE was approved.

As recently announced, ARIKAYCE has been included in the new international treatment guidelines for NTM lung disease. The evidence-based guidelines, issued by the American Thoracic Society, European Respiratory Society, European Society of Clinical Microbiology and Infectious Diseases, and Infectious Diseases Society of America, now strongly recommend the use of ARIKAYCE for MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options who have failed to convert to a negative sputum culture after at least six months of treatment.

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

As a condition of accelerated approval, we must conduct a post-approval confirmatory clinical trial. The required confirmatory trial, which is currently under discussion with the FDA, will be designed to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease. The trial will evaluate the effect of ARIKAYCE on a clinically meaningful endpoint, as compared to an appropriate control, in the intended patient population of patients with MAC lung disease. We continue to advance the post-approval confirmatory clinical trial for ARIKAYCE in a front-line setting of patients with MAC lung disease as well as the development of an appropriate PRO tool that will enable the assessment of ARIKAYCE for the treatment of NTM lung disease. We plan to initiate both the confirmatory study and a study to validate the PRO by the end of 2020 and to run these studies in parallel, pending alignment with the FDA. In addition, we are evaluating the possibility of conducting a separate study in patients with NTM lung disease caused by M. abscessus. We continue to collaborate with the FDA on the timetable as well as the design and validation of the PRO and the post-approval confirmatory clinical trial. The full approval of ARIKAYCE will be contingent upon verification and description of clinical benefit in the post-approval confirmatory study.

Regulatory Pathway Outside of the US

Our regulatory filing for ARIKAYCE in Europe was submitted in July 2019 and subsequently validated by the EMA. The primary focus of the EMA is the proportion of patients who maintained durable culture conversion for three months off all therapy on ARIKAYCE plus guideline-based therapy (GBT) compared to GBT only. In July 2020, the CHMP of the EMA adopted a positive opinion recommending ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis. The EC will review the CHMP opinion, with a final decision anticipated in the second half of 2020.

In March 2020, we submitted a JNDA to Japan's MHLW. The primary focus of the MHLW review is sputum culture conversion (defined as three consecutive sputum cultures) by Month 6, with durability of conversion at three months off treatment as a secondary consideration. In June 2020, a JMDN was submitted to the MHLW for Lamira, the designated device for administration of ARIKAYCE. The JMDN was accepted and Lamira is authorized for use in Japan.

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

Further Research and Lifecycle Management

We are currently exploring and supporting research and lifecycle management programs for ARIKAYCE beyond treatment of refractory MAC lung disease as part of a combination antibacterial regimen for adult patients who have limited or no treatment options. Specifically, we are evaluating study designs focusing on the MAC lung disease treatment pathway, including front-line treatment. As noted above, we continue to advance the post-approval confirmatory clinical trial for ARIKAYCE in a front-line setting of patients with MAC lung disease as well as the development of an appropriate PRO tool that will enable the assessment of ARIKAYCE for the treatment of NTM lung disease. We plan to initiate both the confirmatory study and a study to validate the PRO by the end of 2020 and to run these studies in parallel, pending alignment with the FDA.

Subsequent lifecycle management studies could also potentially enable us to reach more patients. The use of ARIKAYCE to treat infections caused by non-MAC NTM species is being evaluated. For instance, we are evaluating the possibility of conducting a separate study in patients with NTM lung disease caused by M. abscessus. These initiatives also include investigator-initiated studies, which are clinical studies initiated and sponsored by physicians or research institutions with funding from us and may also include new clinical studies sponsored by us.

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

NCFBE is a severe, chronic pulmonary disorder in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage. The condition is marked by frequent pulmonary exacerbations requiring antibiotic therapy and/or hospitalizations. Symptoms include chronic cough, excessive sputum production, shortness of breath, and repeated respiratory infections, which can worsen the underlying condition. NCFBE affects approximately 340,000 to 520,000 patients in the US, and reports suggest that NCFBE may affect approximately 350,000 to 500,000 patients in France, Germany, Italy, Spain and the United Kingdom and one to five million patients in the Asia-Pacific region. Today, there are no approved therapies in the US, Europe, or Japan for the treatment of patients with NCFBE. We are also exploring the potential of brensocatib in various neutrophil-driven inflammatory conditions.

As a result of the positive results of the WILLOW study discussed below, we are designing and plan to conduct a Phase 3 program, which will primarily investigate brensocatib in bronchiectasis. We expect to initiate this program by the end of 2020, following alignment with the FDA on the trial design. Based on indications from the FDA, we expect that the primary endpoint in the study will be frequency of pulmonary exacerbation.

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

In June 2020, the FDA granted breakthrough therapy designation for brensocatib for the treatment of adult patients with NCFBE for reducing exacerbations. The FDA's breakthrough therapy designation is designed to expedite the development and review of therapies that are intended to treat serious or life-threatening diseases and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy. The benefits of breakthrough therapy designation include more frequent communication and meetings with FDA, eligibility for rolling and priority review, intensive guidance on an efficient drug development program, and organizational commitment from the FDA involving senior managers.

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

WILLOW Efficacy Data

We announced top-line data for the WILLOW study in February 2020 and full data for the WILLOW study in June 2020. The data demonstrates that the WILLOW study met its primary endpoint of time to first pulmonary exacerbation over the 24-week treatment period for both the 10 mg and 25 mg dosage groups of brensocatib compared to placebo (p=0.027, p=0.044, respectively). The risk of exacerbation at any time during the trial was reduced by 42% for the 10 mg group versus placebo (HR 0.58, p=0.029) and by 38% for the 25 mg group versus placebo (HR 0.62, p=0.046). In addition, treatment with brensocatib 10 mg also resulted in a significant reduction in the rate of pulmonary exacerbations, a key secondary endpoint, versus placebo. Specifically, patients treated with brensocatib experienced a 36% reduction in the 10 mg arm (p=0.041) and a 25% reduction in the 25 mg arm (p=0.167) versus placebo. Change in concentration of active NE in sputum versus placebo from baseline to the end of the treatment period was also statistically significant (p=0.034 for 10 mg, p=0.021 for 25 mg).

WILLOW Safety and Tolerability Data

Brensocatib was generally well-tolerated in the study. Rates of adverse events (AEs) leading to discontinuation in patients treated with placebo, brensocatib 10 mg, and brensocatib 25 mg were 10.6%, 7.4%, and 6.7%, respectively. The most common AEs in patients treated with brensocatib were cough, headache, sputum increase, dyspnea, fatigue, and upper respiratory tract infection. Rates of adverse events of special interest (AESIs) in patients treated with placebo, brensocatib 10 mg, and brensocatib 25 mg, respectively, were as follows: rates of skin events (including hyperkeratosis) were 11.8%, 14.8%, and 23.6%; rates of dental events were 3.5%, 16.0%, and 10.1%; and rates of infections that were considered AESIs were 17.6%, 13.6%, and 16.9%.

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

Investigator-Initiated Study in Patients with Severe COVID-19

In April 2020, we announced we will provide funding and clinical drug supply for the STOP-COVID19 trial, an investigator-initiated study of brensocatib in hospitalized patients in the UK with COVID-19 (SARS-CoV-2 infection) sponsored by the University of Dundee. The study, which has been prioritized and designated an Urgent Public Health trial by the UK’s National Institute for Health Research, is currently enrolling.

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

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Revenues, net

Product revenues consist primarily of net sales of ARIKAYCE in the US. In October 2018, we began shipping ARIKAYCE to our customers in the US, which include specialty pharmacies and specialty distributors. We recognize revenue for product received by our customers net of allowances for customer credits, including prompt pay discounts, service fees, estimated rebates, including government rebates, such as Medicaid rebates and Medicare Part D coverage gap reimbursements in the US, chargebacks and returns. We believe that our first quarter product revenues generally are impacted by the Medicare Part D coverage gap and the resetting of co-payment obligations for ARIKAYCE patients. We also began recognizing revenue related to early access programs (EAPs) in Europe, consisting of sales to the French National Agency for Medicines and Health Products Safety, which has granted ARIKAYCE a Temporary Authorization for Use (Autorisation Temporaire d'Utilisation) and from the named patient program in Germany and other countries.
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
Research and Development (R&D) Expenses

R&D expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions, including medical affairs and program management. R&D expense also includes other internal operating expenses, the cost of manufacturing a product candidate, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as brensocatib. Our R&D expenses related to manufacturing our product candidates and medical devices for clinical study are primarily related to activities at contract manufacturing organizations (CMOs) that manufacture brensocatib and treprostinil palmitil. Our R&D expenses related to clinical trials are primarily related to activities at contract research organizations (CROs) that conduct and manage clinical trials on our behalf. These contracts with CROs set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts with CROs primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.
Selling, General and Administrative (SG&A) Expenses
SG&A expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for our non-employee directors and personnel serving in our executive, finance and accounting, legal and compliance, commercial and pre-commercial, corporate development, field sales, information technology and human resource functions. SG&A expenses also include professional fees for legal services, consulting services, including commercial activities, insurance, board of director fees, tax and accounting services and certain milestones related to ARIKAYCE.

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

RESULTS OF OPERATIONS

COVID-19 Update

In March 2020, we implemented a number of corporate initiatives in response to the novel coronavirus (SARS-CoV-2) global pandemic which manifests as COVID-19. These initiatives included a remote working policy for all employees in order to aid the global containment effort and allow infectious disease specialists and pulmonologists to focus exclusively on treating patients and containing the virus. The policy included all of the field-based therapeutic specialists and employees who support ARIKAYCE prescribers. Beginning on June 1, 2020, certain of our field-based employees who support ARIKAYCE prescribers were permitted to return to the field. To date, access to prescribers has been limited with significant regional variability. Our Arikares trainers are continuing to offer remote training for patients who initiate treatment with ARIKAYCE. While we continue to see use of ARIKAYCE, including new patient adds and continued prescription renewals, there remains a general uncertainty regarding the impact of COVID-19 on the ARIKAYCE patient population and physicians. Patients suffering from refractory NTM lung disease are typically older individuals with underlying lung conditions, and are often treated by infectious disease specialists and pulmonologists. These treating physicians are on the front lines in addressing this global pandemic and must now, understandably, focus their attention on COVID-19.

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

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect our financial results and business operations through the quarter ended June 30, 2020, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.

Comparison of the Three Months Ended June 30, 2020 and 2019

Overview - Operating Results
Our operating results for the quarter ended June 30, 2020, included the following:
•Total revenues from sales of ARIKAYCE increased $12.5 million as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangibles) increased $5.0 million as compared to the same period in the prior year as a result of the increased sales of ARIKAYCE;
•Increased R&D expenses of $2.2 million as compared to the same period in the prior year primarily resulting from increases in compensation and benefit related expenses and external manufacturing expenses;
•Decreased SG&A expenses of $2.8 million as compared to the same period in the prior year resulting from a decrease in professional fees and other external expenses related to ARIKAYCE;
•Amortization of intangible assets of $1.2 million was consistent with the same period in the prior year; and
•Increased interest expense of $0.7 million as compared to the same period in the prior year related to the finance lease interest expense for our corporate headquarters.
Revenues, net
Total revenue consists of net sales of ARIKAYCE. The following table summarizes the sources of revenue for the quarters ended June 30, 2020 and 2019 (in thousands):

	Quarters Ended June 30,		Increase (decrease)
	2020	2019	$	%
Net product revenues, US	$40,964	$28,964	$12,000	41.4%
Net product revenues, EAPs	1,531	1,008	523	51.9%
Total revenues, net	$42,495	$29,972	$12,523	41.8%

Revenues from sales of ARIKAYCE increased to $42.5 million, an increase of 41.8%, from $30.0 million in the same period in 2019. Revenues from US sales of ARIKAYCE in the quarter ended June 30, 2020 increased $12.0 million, or 41.4%, from $29.0 million in the same period in 2019. Revenues from EAP sales of ARIKAYCE in the quarter ended June 30, 2020 increased $0.5 million, or 51.9%, from $1.0 million in the same period in 2019.

Cost of Product Revenues (excluding amortization of intangibles)
Cost of product revenues for the quarters ended June 30, 2020 and June 30, 2019 were comprised of the following (in thousands):

	Quarters Ended June 30,		Increase (decrease)
	2020	2019	$	%
Cost of product revenues (excluding amortization of intangibles)	$9,950	$4,919	$5,031	102.3%
Cost of product revenues, as % of revenues	23.4%	16.4%

Cost of product revenues (excluding amortization of intangibles) increased by $5.0 million, or 102.3%, to $10.0 million for the quarter ended June 30, 2020 as compared to $4.9 million in the same period in 2019. The increase in cost of product revenues (excluding amortization of intangibles) in the quarter ended June 30, 2020 is directly attributable to the increase in total revenues discussed above as well as a decrease in the sale of inventory for which the cost was incurred prior to FDA approval of ARIKAYCE. All product costs incurred prior to FDA approval of ARIKAYCE in September 2018 were expensed as R&D expenses.

R&D Expenses

R&D expenses for the quarters ended June 30, 2020 and June 30, 2019 were comprised of the following (in thousands):

	Quarters Ended June 30,		Increase (decrease)
	2020	2019	$	%
External Expenses
Clinical development & research	$6,009	$7,537	$(1,528)	(20.3)%
Manufacturing	4,673	3,938	735	18.7%
Regulatory, quality assurance, and medical affairs	3,252	3,463	(211)	(6.1)%
Subtotal—external expenses	$13,934	$14,938	$(1,004)	(6.7)%
Internal Expenses
Compensation and benefit related expenses	$14,900	$12,975	$1,925	14.8%
Stock-based compensation	2,979	2,171	808	37.2%
Other internal operating expenses	3,935	3,454	481	13.9%
Subtotal—internal expenses	$21,814	$18,600	$3,214	17.3%
Total	$35,748	$33,538	$2,210	6.6%

R&D expenses increased to $35.7 million during the quarter ended June 30, 2020 from $33.5 million in the same period in 2019. The $2.2 million increase was primarily due to a $2.7 million increase in compensation and benefit related expenses, including stock-based compensation, due to an increase in headcount, as well as a $0.7 million increase in external manufacturing expenses due to an increase in manufacturing costs for clinical trials. These increases were partially offset by a $1.5 million decrease in clinical development and research costs.

During the quarter ended June 30, 2020, external R&D expenses of $13.9 million consisted of $9.1 million related to ARIKAYCE, $2.8 million related to brensocatib, and $2.0 million related to other research expenses. During the quarter ended June 30, 2019, external R&D expenses of $14.9 million consisted of $8.0 million related to ARIKAYCE, $5.7 million related to brensocatib, and $1.2 million related to other research expenses.

  SG&A Expenses

SG&A expenses for the quarters ended June 30, 2020 and June 30, 2019 were comprised of the following (in thousands):

	Quarters Ended June 30,		Increase (decrease)
	2020	2019	$	%
Compensation and benefit related expenses	$18,309	$16,201	$2,108	13.0%
Stock-based compensation	6,488	5,183	1,305	25.2%
Professional fees and other external expenses	19,675	26,040	(6,365)	(24.4)%
Facility related and other internal expenses	5,191	5,009	182	3.6%
Total SG&A expenses	$49,663	$52,433	$(2,770)	(5.3)%

SG&A expenses decreased to $49.7 million during the quarter ended June 30, 2020 from $52.4 million in the same period in 2019. The $2.8 million decrease was due to the $6.4 million decrease in professional fees and other external expenses primarily due to the postponement of certain commercial activities in the current year and a milestone related to agreements with the Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) in the prior year. This decrease was partially offset by a $2.1 million increase in compensation and benefit related expenses and a $1.3 million increase in stock-based compensation, primarily due to an increase in headcount.

Amortization of Intangible Assets
Amortization of intangible assets for the quarters ended June 30, 2020 and 2019 was $1.2 million and is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestone paid to PARI for the FDA approval of ARIKAYCE.
Interest Expense

Interest expense was $7.5 million for the quarter ended June 30, 2020 as compared to $6.8 million in the same period in 2019. The $0.7 million increase in interest expense in the quarter ended June 30, 2020 as compared to the prior year period primarily relates to the finance lease interest expense for our corporate headquarters.

Comparison of the Six Months Ended June 30, 2020 and 2019

Overview - Operating Results
Our operating results for the six months ended June 30, 2020, included the following:
•Total revenues from sales of ARIKAYCE increased $27.5 million as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangibles) increased $9.3 million as compared to the same period in the prior year as a result of the increased sales of ARIKAYCE;
•Increased R&D expenses of $7.2 million as compared to the same period in the prior year primarily resulting from increases in compensation and benefit related expenses, external manufacturing and regulatory, quality assurance and medical affairs costs;
•Decreased SG&A expenses of $6.2 million as compared to the same period in the prior year resulting from decreases in professional fees and other external expenses related to ARIKAYCE and facility related and other internal expenses;
•Amortization of intangible assets of $2.5 million was consistent with the same period in the prior year; and
•Increased interest expense of $1.4 million as compared to the same period in the prior year related to the finance lease interest expense for our corporate headquarters.
Revenues, net
Total revenue consists of net sales of ARIKAYCE. The following table summarizes the sources of revenue for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2020	2019	$	%
Net product revenues, US	$76,131	$49,947	$26,184	52.4%
Net product revenues, EAPs	3,224	1,927	1,297	67.3%
Total revenues, net	$79,355	$51,874	$27,481	53.0%

Revenues from sales of ARIKAYCE increased to $79.4 million, an increase of 53.0%, from $51.9 million in the same period in 2019. Revenues from US sales of ARIKAYCE in the six months ended June 30, 2020 increased $26.2 million, or 52.4%, from $49.9 million in the same period in 2019. Revenues from EAP sales of ARIKAYCE in the six months ended June 30, 2020 increased $1.3 million, or 67.3%, from $1.9 million in the same period in 2019.

Cost of Product Revenues (excluding amortization of intangibles)
Cost of product revenues for the six months ended June 30, 2020 and June 30, 2019 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2020	2019	$	%
Cost of product revenues (excluding amortization of intangibles)	$18,388	$9,069	$9,319	102.8%
Cost of product revenues, as % of revenues	23.2%	17.5%

Cost of product revenues (excluding amortization of intangibles) increased to $18.4 million for the six months ended June 30, 2020 as compared to $9.1 million in the same period in 2019. The increase in cost of product revenues (excluding amortization of intangibles) in the six months ended June 30, 2020 is directly attributable to the increase in total revenues discussed above as well as a decrease in the sale of inventory for which the cost was incurred prior to FDA approval of ARIKAYCE. All product costs incurred prior to FDA approval of ARIKAYCE in September 2018 were expensed as R&D expenses. We expect our cost of product revenues (excluding amortization of intangibles) as a percent of revenue to be higher in 2020 as compared to 2019.
R&D Expenses

R&D expenses for the six months ended June 30, 2020 and June 30, 2019 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2020	2019	$	%
External Expenses
Clinical development & research	$13,577	$18,066	$(4,489)	(24.8)%
Manufacturing	7,639	4,494	3,145	70.0%
Regulatory, quality assurance, and medical affairs	7,447	5,255	2,192	41.7%
Subtotal—external expenses	$28,663	$27,815	$848	3.0%
Internal Expenses
Compensation and benefit related expenses	$29,643	$25,732	$3,911	15.2%
Stock-based compensation	5,821	4,362	1,459	33.4%
Other internal operating expenses	7,805	6,832	973	14.2%
Subtotal—internal expenses	$43,269	$36,926	$6,343	17.2%
Total	$71,932	$64,741	$7,191	11.1%

R&D expenses increased to $71.9 million during the six months ended June 30, 2020 from $64.7 million in the same period in 2019. The $7.2 million increase was primarily due to a $5.4 million increase in compensation and benefit related expenses, including stock-based compensation, due to an increase in headcount. R&D expenses also increased $3.1 million due to an increase in external manufacturing expenses resulting from an increase in manufacturing costs for clinical trials, as well as a $2.2 million increase in regulatory, quality assurance, and medical affairs expenses. These increases were partially offset by a $4.5 million decrease in clinical development and research costs.

During the six months ended June 30, 2020, external R&D expenses of $28.7 million consisted of $17.4 million related to ARIKAYCE, $8.4 million related to brensocatib, and $2.9 million related to other research expenses. During the six months ended June 30, 2019, external R&D expenses of $27.8 million consisted of $13.0 million related to ARIKAYCE, $11.6 million related to brensocatib, and $3.2 million related to other research expenses.

  SG&A Expenses

SG&A expenses for the six months ended June 30, 2020 and June 30, 2019 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2020	2019	$	%
Compensation and benefit related expenses	$35,298	$35,737	$(439)	(1.2)%
Stock-based compensation	12,649	9,928	2,721	27.4%
Professional fees and other external expenses	41,411	47,631	(6,220)	(13.1)%
Facility related and other internal expenses	11,651	13,947	(2,296)	(16.5)%
Total SG&A expenses	$101,009	$107,243	$(6,234)	(5.8)%

SG&A expenses decreased to $101.0 million during the six months ended June 30, 2020 from $107.2 million in the same period in 2019. The $6.2 million decrease was primarily due to the $6.2 million decrease in professional fees and other external expenses due to the postponement of certain commercial activities in the current year and a milestone related to agreements with the CFFT in the prior year. In addition, there was a $2.3 million decrease in facility related and other internal expenses due to decreases in travel and other office related expenses, which was more than offset by a $2.7 million increase in stock-based compensation.
Amortization of Intangible Assets
Amortization of intangible assets for the six months ended June 30, 2020 and 2019 was $2.5 million and was comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestone paid to PARI for the FDA approval of ARIKAYCE.
Interest Expense

Interest expense was $14.9 million for the six months ended June 30, 2020 as compared to $13.5 million in the same period in 2019. The $1.4 million increase in interest expense in the six months ended June 30, 2020 as compared to the prior year period primarily relates to the finance lease interest expense for our corporate headquarters.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing potential pharmaceutical products to the point of regulatory approval and commercialization. We commenced commercial shipments of ARIKAYCE in October 2018. We expect to continue to incur operating losses at our US and certain international entities, as we plan to fund R&D for ARIKAYCE, brensocatib and our other pipeline programs, continue commercialization activities for ARIKAYCE in the US, continue to invest in pre-commercial and regulatory activities for ARIKAYCE in Europe and Japan, and other general and administrative activities.

In the second quarter of 2020, we completed an underwritten public offering of 11,155,000 shares of our common stock, including 1,455,000 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $23.25 per share. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $13.4 million, were $245.9 million.

In the second quarter of 2019, we completed an underwritten public offering of 10,657,692 shares of common stock, including 1,042,307 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $26.00 per share. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $16.0 million, were $261.1 million. The offering also included 400,000 shares sold by our Chairman and Chief Executive Officer, from which we received no proceeds.

We may need to raise additional capital to fund our operations, including continued commercialization of ARIKAYCE and future clinical trials related to ARIKAYCE, to design and conduct future clinical trials for brensocatib, to develop treprostinil palmitil, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. We expect to opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. We expect such additional funding, if any, would be used to continue to commercialize ARIKAYCE, to conduct further trials of ARIKAYCE, to develop our product candidates, or to pursue the license or purchase of other technologies or products and product candidates. During 2020, we plan to support the commercialization of ARIKAYCE in the US, to continue to fund further clinical development of ARIKAYCE and brensocatib, and to fund our global expansion efforts to support pre-commercial activities in Europe and Japan including obtaining regulatory approvals for ARIKAYCE in those regions. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be expenses related to the commercialization efforts for ARIKAYCE, expenses related to the development activities for brensocatib, and to a lesser extent, future ARIKAYCE clinical trials.

Cash Flows

As of June 30, 2020, we had cash and cash equivalents of $641.9 million, as compared with $487.4 million as of December 31, 2019. The $154.5 million increase was primarily due to the net proceeds from our underwritten public offering of common stock, partially offset by cash used in operating activities. Our working capital was $628.6 million as of June 30, 2020 as compared with $470.0 million as of December 31, 2019.

Net cash used in operating activities was $93.9 million and $153.9 million for the six months ended June 30, 2020 and 2019, respectively. The net cash used in operating activities during the six months ended June 30, 2020 and 2019 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses. In addition, net cash used in operating activities during both the six months ended June 30, 2020 and 2019 included clinical trial expenses related to brensocatib. The decrease in cash used in operating activities for the six months ended June 30, 2020 compared to the corresponding period in 2019 was primarily due to the increase in gross profit as well as the net change in working capital, driven by decreases in accounts receivable and prepaids and other current assets and a smaller increase in other assets.

Net cash used in investing activities was $4.6 million and $14.6 million for the six months ended June 30, 2020 and 2019, respectively. The net cash used in investing activities during the six months ended June 30, 2020 and 2019 was primarily related to the investment in our long-term production capacity at Patheon. We expect our cash used in investing activities to decrease significantly for the year ending December 31, 2020 as a result of the completion of our corporate headquarters during the year ended December 31, 2019 and fewer remaining costs for the Patheon facility in the year ending December 31, 2020.

Net cash provided by financing activities was $252.9 million and $274.7 million for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by financing activities for the six months ended June 30, 2020 and 2019 were primarily due to cash proceeds from our underwritten public offerings of common stock, as well as stock option exercises and our employee stock purchase plan.

Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations during the six months ended June 30, 2020 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government.

As of June 30, 2020, we had $450.0 million of Convertible Notes outstanding which bear interest at a coupon rate of 1.75%. If a 10% change in interest rates had occurred on June 30, 2020, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the six months ended June 30, 2020 and 2019, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                       RISK FACTORS

Our business is subject to substantial risks and uncertainties. You should carefully consider the risk factors set forth below as well as the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 25, 2020. Any of the risks and uncertainties described below and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Form 10-Q (please read the Cautionary Note Regarding Forward-Looking Statements in this Form 10-Q).

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

We modified our business practices in March 2020 in an effort to allow infectious disease specialists and pulmonologists to focus on critical COVID-19 relief efforts and to aid in the global containment effort, including through implementation of a remote working policy for all employees. The remote working policy included all of our field-based therapeutic specialists and employees who support ARIKAYCE prescribers. Beginning on June 1, 2020, certain of our field-based employees who support ARIKAYCE prescribers were permitted to return to the field. To date, access to prescribers has been limited with significant regional variability. If our remote working policy continues and the focus of pulmonologists and infectious disease specialists remains on COVID-19, we expect that our business and results of operations in future periods could be negatively impacted. We also may take further actions as required by government authorities or that we determine are in the best interests of our employees, patients, partners, and suppliers in the future that harm our ability to promote ARIKAYCE or support patients beginning treatment with ARIKAYCE, which could negatively impact our business and results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company's equity securities by the Company during the quarter ended June 30, 2020.

ITEM 6. EXHIBITS

Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on March 30, 2020).

31.1	Certification of William H. Lewis, Chairman and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of William H. Lewis, Chairman and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2020 and 2019, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: August 6, 2020	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)