Form 10-Q
period 2020-09-30
INSMED Inc
filed 2020-10-29
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2020, there were 101,867,707 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$588,753	$487,429
Accounts receivable	15,196	19,232
Inventory	43,483	28,313
Prepaid expenses and other current assets	19,717	20,220
Total current assets	667,149	555,194

Intangibles, net	49,937	53,682
Fixed assets, net	55,314	60,180
Finance lease right-of-use assets	10,603	15,256
Operating lease right-of-use assets	32,505	37,673
Other assets	25,207	20,314
Total assets	$840,715	$742,299

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,147	$13,184
Accrued expenses	35,149	40,375
Accrued compensation	16,283	19,140
Finance lease liabilities	582	1,221
Operating lease liabilities	9,741	11,040
Other current liabilities	—	280
Total current liabilities	83,902	85,240

Debt, long-term	351,127	335,940
Finance lease liabilities, long-term	15,003	19,529
Operating lease liabilities, long-term	23,198	29,308
Other long-term liabilities	10,424	10,608
Total liabilities	483,654	480,625

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 101,803,701 and 89,682,387 issued and outstanding shares at September 30, 2020 and December 31, 2019, respectively	1,018	897
Additional paid-in capital	2,084,305	1,797,286
Accumulated deficit	(1,728,376)	(1,536,499)
Accumulated other comprehensive income (loss)	114	(10)
Total shareholders’ equity	357,061	261,674
Total liabilities and shareholders’ equity	$840,715	$742,299
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues, net	$43,643	$38,885	$122,998	$90,759
Cost of product revenues (excluding amortization of intangible assets)	10,622	6,437	29,010	15,506
Gross profit	33,021	32,448	93,988	75,253

Operating expenses:
Research and development	41,411	34,340	113,343	99,081
Selling, general and administrative	46,585	53,347	147,594	160,590
Amortization of intangible assets	1,248	1,249	3,745	3,745
Total operating expenses	89,244	88,936	264,682	263,416

Operating loss	(56,223)	(56,488)	(170,694)	(188,163)

Investment income	70	2,885	1,677	7,879
Interest expense	(7,185)	(6,846)	(22,065)	(20,357)
Other expense, net	(4)	(85)	(14)	(255)
Loss before income taxes	(63,342)	(60,534)	(191,096)	(200,896)

Provision for income taxes	317	148	781	453

Net loss	$(63,659)	$(60,682)	$(191,877)	$(201,349)

Basic and diluted net loss per share	$(0.63)	$(0.68)	$(2.00)	$(2.43)

Weighted average basic and diluted common shares outstanding	101,615	89,245	96,029	82,907

Net loss	$(63,659)	$(60,682)	$(191,877)	$(201,349)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	212	(1)	124	1
Total comprehensive loss	$(63,447)	$(60,683)	$(191,753)	$(201,348)

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2019	89,207	$892	$1,778,517	$(1,422,829)	$(7)	$356,573
Comprehensive loss:
Net loss				(60,682)		(60,682)
Other comprehensive loss					(1)	(1)
Exercise of stock options and ESPP shares	103	1	1,460			1,461
Net proceeds from issuance of common stock			(104)			(104)
Issuance of common stock for vesting of RSUs	1	—				—
Stock compensation expense			6,794			6,794
Balance at September 30, 2019	89,311	$893	$1,786,667	$(1,483,511)	$(8)	$304,041

Balance at June 30, 2020	101,434	$1,014	$2,069,119	$(1,664,717)	$(98)	$405,318
Comprehensive loss:
Net loss				(63,659)		(63,659)
Other comprehensive loss					212	212
Exercise of stock options and ESPP shares	369	4	6,324			6,328
Net proceeds from issuance of common stock			(47)			(47)
Issuance of common stock for vesting of RSUs	1	—				—
Stock compensation expense			8,909			8,909
Balance at September 30, 2020	101,804	$1,018	$2,084,305	$(1,728,376)	$114	$357,061

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2018	77,308	$773	$1,489,664	$(1,282,162)	$(9)	$208,266
Comprehensive loss:
Net loss				(201,349)		(201,349)
Other comprehensive income					1	1
Exercise of stock options and ESPP shares	1,266	12	14,953			14,965
Net proceeds from issuance of common stock	10,658	107	260,967			261,074
Issuance of common stock for vesting of RSUs	79	1				1
Stock compensation expense			21,083			21,083
Balance at September 30, 2019	89,311	$893	$1,786,667	$(1,483,511)	$(8)	$304,041

Balance at December 31, 2019	89,682	$897	$1,797,286	$(1,536,499)	$(10)	$261,674
Comprehensive loss:
Net loss				(191,877)		(191,877)
Other comprehensive loss					124	124
Exercise of stock options and ESPP shares	841	9	13,886			13,895
Net proceeds from issuance of common stock	11,155	111	245,754			245,865
Issuance of common stock for vesting of RSUs	126	1				1
Stock compensation expense			27,379			27,379
Balance at September 30, 2020	101,804	$1,018	$2,084,305	$(1,728,376)	$114	$357,061

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(191,877)	$(201,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,829	3,249
Amortization of intangible assets	3,745	3,745
Stock-based compensation expense	27,379	21,083
Amortization of debt issuance costs	1,048	1,047
Accretion of debt discount	14,139	13,398
Finance lease amortization expense	809	—
Noncash operating lease expense	5,168	6,938
Changes in operating assets and liabilities:
Accounts receivable	4,036	(9,831)
Inventory	(15,116)	(16,281)
Prepaid expenses and other current assets	631	(10,156)
Other assets	(4,786)	(15,305)
Accounts payable	9,120	1,410
Accrued expenses and other	(10,613)	4,061
Accrued compensation	(3,068)	(8,254)
Net cash used in operating activities	(152,556)	(206,245)
Investing activities
Purchase of fixed assets	(5,307)	(29,230)
Net cash used in investing activities	(5,307)	(29,230)
Financing activities
Proceeds from exercise of stock options, ESPP, and RSU vesting	13,896	14,966
Proceeds from issuance of common stock, net	245,865	261,074
Payments of finance lease principal	(769)	—
Net cash provided by financing activities	258,992	276,040
Effect of exchange rates on cash and cash equivalents	195	(5)
Net increase in cash and cash equivalents	101,324	40,560
Cash and cash equivalents at beginning of period	487,429	495,072
Cash and cash equivalents at end of period	$588,753	$535,632
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,847	$7,880
Cash paid for income taxes	$780	$320

 See accompanying notes to consolidated financial statements

INSMED INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                    The Company and Basis of Presentation

Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE, is approved in the United States as ARIKAYCE
(amikacin liposome inhalation suspension) and in the EU as ARIKAYCE® Liposomal 590 mg Nebuliser Dispersion. ARIKAYCE received accelerated approval in the United States (US) in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the European Commission (EC) approved ARIKAYCE for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis. NTM lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's clinical-stage pipeline includes brensocatib (formerly known as INS1007) and treprostinil palmitil inhalation powder (TPIP) (formerly known as INS1009). Brensocatib is a novel oral, reversible inhibitor of dipeptidyl peptidase 1 with therapeutic potential in bronchiectasis and other inflammatory diseases. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary arterial hypertension and other rare pulmonary disorders.

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

The Company had $588.8 million in cash and cash equivalents as of September 30, 2020 and reported a net loss of $191.9 million for the nine months ended September 30, 2020. Historically, the Company has funded its operations through public offerings of equity securities and debt financings. The Company commenced commercial shipments of ARIKAYCE in October 2018. The Company expects to continue to incur operating losses both at its US and certain international entities while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP and its other pipeline programs, continuing and commencing commercialization activities for ARIKAYCE in the US and Europe, respectively, continuing to invest in pre-commercial and regulatory activities for ARIKAYCE in Japan, and funding other general and administrative activities.

The Company expects its future cash requirements to be substantial, and the Company may need to raise additional capital to fund operations, including the continued commercialization of ARIKAYCE and additional clinical trials related to ARIKAYCE, to develop brensocatib and TPIP and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. The source, timing and availability of any future financing or other transaction will depend principally upon continued progress in the Company’s commercial, regulatory and development activities. Any equity or debt financing will also be contingent upon equity and debt market conditions and interest rates at the time. If the Company is unable to obtain sufficient additional funds when required, the Company may be forced to delay, restrict or eliminate all or a portion of its development programs or commercialization efforts. The Company believes it currently has sufficient funds to meet its financial needs for at least the next 12 months.

Risks and Uncertainties - There are many uncertainties regarding the novel coronavirus (COVID-19) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the nine months ended September 30, 2020, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

The Company's only financial assets and liabilities which were measured at fair value as of September 30, 2020 and December 31, 2019 were Level 1 assets comprised of cash and cash equivalents. The Company's cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of September 30, 2020
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$588.8	$588.8	$—	$—

	As of December 31, 2019
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$487.4	$487.4	$—	$—

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, the Company held no securities that were in an unrealized gain or loss position.

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

The estimated fair value of the liability component of the Company's 1.75% convertible senior notes due 2025 (the Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of September 30, 2020 was $505.5 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the Convertible Notes. The $351.1 million carrying value of the Convertibles Notes as of September 30, 2020 excludes the $92.9 million and $6.0 million of the unamortized portion of the debt discount and issuance costs, respectively.

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

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net loss	$(63,659)	$(60,682)	$(191,877)	$(201,349)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	101,615	89,245	96,029	82,907
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock and RSUs	—	—	—	—
Convertible debt securities	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	101,615	89,245	96,029	82,907
Net loss per share:
Basic and diluted	$(0.63)	$(0.68)	$(2.00)	$(2.43)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of September 30, 2020 and 2019 as their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2020	2019
Common stock options	13,047	10,773
Unvested restricted stock and RSUs	853	460
Convertible debt securities	11,492	11,492

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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for collectible trade receivables. The following table presents the percentage of total gross product revenue represented by the Company's three largest customers as of the nine months ended September 30, 2020 and September 30, 2019.

	September 30, 2020	September 30, 2019
Customer A	28%	31%
Customer B	26%	21%
Customer C	23%	28%

The Company relies on third-party manufacturers and suppliers for manufacturing and supply of its products. The inability of the suppliers or manufacturers to fulfill supply requirements of the Company could materially impact future operating results. A change in the relationship with the suppliers or manufacturers, or an adverse change in their business, could materially impact future operating results.

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

Rebates: The Company contracts with government agencies and managed care organizations, or collectively, third-party payors, so that ARIKAYCE will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The current liability is included in accrued expenses on the consolidated balance sheets. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company's contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payor mix, and (iv) information obtained from the Company's specialty pharmacies.

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

If any, or all, of the Company's actual experience varies from its estimates, the Company may need to adjust prior period accruals, affecting revenue in the period of adjustment.
The Company also recognizes revenue related to certain early access programs (EAPs) in Europe, consisting of sales to the French National Agency for Medicines and Health Products Safety, which granted ARIKAYCE a Temporary Authorization for Use (Autorisation Temporaire d'Utilisation, or ATU) and from the named patient program in Germany and other countries. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations.
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

Prior to FDA approval of ARIKAYCE, the Company expensed all inventory-related costs in the period incurred. Inventory used for clinical development purposes is expensed to R&D expense when consumed.

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use (ROU) asset representing its right to use the underlying asset for the lease term on the balance sheet.

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

Recently Adopted Accounting Pronouncements - In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, which requires financial assets measured at an amortized cost basis to be presented at the net amount expected to be collected. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted ASU 2016-13 effective January 1, 2020. Different aspects of the guidance required modified retrospective or prospective adoption. Adoption of the standard did not have a material impact on the Company's consolidated financial statements.

New Accounting Pronouncements (Not Yet Adopted) - In August 2020, the FASB issued ASU 2020-06, Debt — Accounting for Convertible Instruments, to reduce the complexity associated with applying US generally accepted accounting principles (GAAP) to certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the number of accounting models for convertible debt instruments is reduced, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Only convertible instruments that meet the definition of a derivative or are issued with substantial premiums will continue to be subject to the separation models. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021. A modified retrospective and a fully retrospective transition method are both permitted. The Company is currently evaluating the impact of adoption of ASU 2020-06 on its consolidated financial statements.

3.            Inventory

As of September 30, 2020 and December 31, 2019, the Company's inventory balance consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$18,937	$16,048
Work-in-process	14,546	6,420
Finished goods	10,000	5,845
	$43,483	$28,313

Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company began capitalizing inventory costs following FDA approval of ARIKAYCE in September 2018. The Company currently uses a limited number of third-party contract manufacturing organizations (CMOs) to produce its inventory.

4.                                      Intangibles, Net

As of September 30, 2020, the Company's identifiable intangible assets consisted of acquired ARIKAYCE R&D and a milestone paid to PARI for the license to use PARI's Lamira® Nebulizer System for the delivery of ARIKAYCE to patients as a result of the FDA approval of ARIKAYCE in September 2018. Total intangible assets, net was $49.9 million and $53.7 million as of September 30, 2020 and December 31, 2019, respectively.

The Company began amortizing its intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of intangible assets during each of the next five years is estimated to be approximately $5.0 million per year. A rollforward of the Company's intangible assets for the nine months ended September 30, 2020 follows (in thousands):

	2020
Intangible Asset	January 1,	Additions	Amortization	September 30,
Acquired ARIKAYCE R&D	$52,139	$—	$(3,638)	$48,501
PARI milestone upon FDA approval	1,543	—	(107)	1,436
	$53,682	$—	$(3,745)	$49,937

The Company reviews the recoverability of these finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company determined that no indicators of impairment of finite-lived intangible assets existed at September 30, 2020.

5.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

Asset Description	Estimated Useful Life (years)	As of September 30, 2020	As of December 31, 2019
Lab equipment	7	$10,219	$9,634
Furniture and fixtures	7	5,917	5,908
Computer hardware and software	3-5	7,267	6,806
Office equipment	7	89	154
Manufacturing equipment	7	1,567	1,567
Leasehold improvements	lease term	35,200	33,852
Construction in Progress (CIP)	—	21,087	21,526
		81,346	79,447
Less: accumulated depreciation		(26,032)	(19,267)
Fixed assets, net		$55,314	$60,180

6.                                      Accrued Expenses

As of September 30, 2020 and December 31, 2019, the Company's accrued expenses balance consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued clinical trial expenses	$9,984	$5,598
Accrued professional fees	9,643	12,581
Accrued technical operation expenses	6,153	6,446
Accrued royalty and milestone payments	2,094	3,117
Accrued interest payable	1,663	3,631
Accrued sales allowances and related costs	4,993	5,267
Accrued construction costs	130	2,689
Other accrued expenses	489	1,046
	$35,149	$40,375

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

The Company outsources its manufacturing operations to CMOs. Upon review of the agreements with its CMOs, the Company determined that these contracts contain embedded leases for dedicated manufacturing facilities. The Company obtains substantially all of the economic benefits from the use of the manufacturing facilities, has the right to direct how and for what purpose the facility is used throughout the period of use, and the supplier does not have the right to change the operating instructions of the facility. The operating lease ROU assets and corresponding lease liabilities associated with the manufacturing facilities is the sum of the minimum guarantees over the life of the production contracts.

The table below summarizes the Company's total lease costs included in its consolidated financial statements, as well as other required quantitative disclosures (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Finance lease cost
Amortization of right-of-use assets	$88	$809
Interest on lease liabilities	91	962
Total finance lease cost	$179	$1,771
Operating lease cost	1,393	8,279
Total lease cost	$1,572	$10,050

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$91	$962
Operating cash flows for operating leases	$1,458	$8,371
Financing cash flows from finance leases	$179	$769
Weighted average remaining lease term - finance leases		9.8 years
Weighted average remaining lease term - operating leases		4.5 years
Weighted average discount rate - finance leases		8.6%
Weighted average discount rate - operating leases		7.4%

In addition to the operating lease costs disclosed above, the Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $6.0 million and $7.1 million for the three and nine months ended September 30, 2020, respectively. Variable costs related to CMO manufacturing agreements have been classified within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.

The table below summarizes the supplemental noncash disclosures of the Company's leases included in its consolidated financial statements (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance right-of-use assets obtained in exchange for lease obligations	$—	$—	$—	$—
Operating right-of-use assets obtained in exchange for lease	$513	$—	$718	$47,389

In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs incurred by the Company under these additional agreements of $23.6 million have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.

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

The Convertible Notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in the convertible notes are not required to be separately accounted for as a derivative. However, since the Convertible Notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate the Convertible Notes into liability and equity components. The carrying amount of the liability component as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the gross proceeds of the Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6%, and accordingly, the residual equity component on the date of issuance was $140.9 million. The discount is being amortized to interest expense over the term of the Convertible Notes and has a remaining period of approximately 4.29 years. The following table presents the carrying value of the Company's debt balance (in thousands):

	September 30, 2020	December 31, 2019
1.75% convertible senior notes due 2025	$450,000	$450,000
Debt issuance costs, unamortized	(5,995)	(7,043)
Discount on debt	(92,878)	(107,017)
Debt, long-term	$351,127	$335,940

As of September 30, 2020, future principal repayments of the debt for each of the years through maturity were as follows (in thousands):

Year Ending December 31:
2020	$—
2021	—
2022	—
2023	—
2024	—
2025	450,000
$450,000

Interest Expense

Interest expense related to the Convertible Notes for the three and nine months ended September 30, 2020 and September 30, 2019, which includes the contractual interest coupon payable semi-annually in cash, the amortization of the issuance costs, accretion of debt discount and finance lease interest expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$1,968	$1,971	$5,916	$5,912
Amortization of debt issuance costs	350	349	1,048	1,047
Accretion of debt discount	4,776	4,526	14,139	13,398
Total convertible debt interest expense	7,094	6,846	21,103	20,357
Finance lease interest expense	91	—	962	—
Total interest expense	$7,185	$6,846	$22,065	$20,357

9.                                      Shareholders’ Equity

Common Stock — As of September 30, 2020, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 101,803,701 shares of common stock issued and outstanding. In addition, as of September 30, 2020, the Company had reserved 13,047,241 shares of common stock for issuance upon the exercise of outstanding stock options and 853,434 shares of common stock for issuance upon the vesting of RSUs. The Company has also reserved 11,492,280 shares of common stock for issuance upon conversion of the Convertible Notes, subject to adjustment in accordance with the Indenture.

In the second quarter of 2020, the Company completed an underwritten public offering of 11,155,000 shares of the Company's common stock, including 1,455,000 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares from the Company, at a public offering price of $23.25 per share. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $13.5 million, were $245.9 million.

In the second quarter of 2019, the Company completed an underwritten public offering of 10,657,692 shares of the Company's common stock, including 1,042,307 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares at a public offering price of $26.00 per share. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $16.0 million, were $261.1 million. The offering also included 400,000 shares sold by the Company's Chair and Chief Executive Officer, from which the Company received no proceeds.

Preferred Stock — As of September 30, 2020, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.

10.                                  Stock-Based Compensation

The Company's current equity compensation plan, the 2019 Incentive Plan, was approved by shareholders at the Company's Annual Meeting of Shareholders on May 16, 2019. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. On May 16, 2019, upon the approval of the 2019 Incentive Plan by shareholders, 3,500,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the 2017 Incentive Plan, the 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. On May 12, 2020, at the Company's 2020 Annual Meeting of Shareholders, the Company's shareholders approved an amendment of the 2019 Incentive Plan providing for the issuance of an additional 4,500,000 shares under the plan. As of September 30, 2020, 5,250,338 shares remained for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the nine months ended September 30, 2020, the Company granted inducement stock options covering 890,290 shares of the Company's common stock to new employees.

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

Stock Options - As of September 30, 2020, there was $63.4 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.9 years. As of September 30, 2020, there were no performance-condition options outstanding.

Restricted Stock Units — As of September 30, 2020, there was $16.8 million of unrecognized compensation expense related to unvested RSU awards, which is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options and RSUs during the three and nine months ended September 30, 2020 and 2019, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$3.0	$2.2	$8.8	$6.6
Selling, general and administrative	5.9	4.6	18.6	14.5
Total	$8.9	$6.8	$27.4	$21.1

11.                                 Income Taxes

The Company's provision for income taxes was $0.3 million and $0.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $0.8 million and $0.5 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The provision for income taxes in all periods was primarily a result of certain of the Company's international subsidiaries, which had taxable income during the three and nine months ended September 30, 2020 and 2019. Additionally, the Company is impacted by certain state taxes which effectively impose income tax on modified gross revenues. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.

The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the Company's federal tax returns for the years ended 2016 and later, and is generally open for certain states for the years 2015 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of September 30, 2020 and December 31, 2019, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the United States. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of September 30, 2020 and December 31, 2019 or the income statement for the three and nine months ended September 30, 2020 and September 30, 2019. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.

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

12.                               Commitments and Contingencies

Rent expense charged to operations was $0.7 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and was $2.6 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively.

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

              Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
•failure to successfully commercialize or maintain United States (US) or European Union approval for ARIKAYCE (amikacin liposome inhalation suspension and Liposomal 590 mg Nebuliser Dispersion, respectively), our only approved product;
•uncertainties in the degree of market acceptance of ARIKAYCE by physicians, patients, third-party payors and others in the healthcare community;
•our inability to obtain full approval of ARIKAYCE from the US Food and Drug Administration (FDA), including the risk that we will not timely and successfully complete the study to validate a patient reported outcome (PRO) tool and the confirmatory post-marketing clinical trial required for full approval of ARIKAYCE;
•inability of us, PARI Pharma GmbH (PARI) or our other third-party manufacturers to comply with regulatory requirements related to ARIKAYCE or the Lamira® Nebulizer System (Lamira);
•our inability to obtain adequate reimbursement from government or third-party payors for ARIKAYCE or acceptable prices for ARIKAYCE;
•development of unexpected safety or efficacy concerns related to ARIKAYCE or our product candidates;
•inaccuracies in our estimates of the size of the potential markets for ARIKAYCE or our product candidates or in data we have used to identify physicians, expected rates of patient uptake, duration of expected treatment, or expected patient adherence or discontinuation rates;
•our inability to create an effective direct sales and marketing infrastructure or to partner with third parties that offer such an infrastructure for distribution of ARIKAYCE or any of our product candidates that are approved in the future;
•failure to obtain regulatory approval to expand ARIKAYCE’s indication to a broader patient population;
•risk that brensocatib does not prove to be effective or safe for patients in ongoing and future clinical studies, including the ASPEN and STOP-COVID19 studies;
•failure to successfully conduct future clinical trials for ARIKAYCE, brensocatib, treprostinil palmitil inhalation powder (TPIP) and our other product candidates due to our limited experience in conducting preclinical development activities and clinical trials necessary for regulatory approval and our potential inability to enroll or retain sufficient patients to conduct and complete the trials or generate data necessary for regulatory approval, among other things;
•risks that our clinical studies will be delayed or that serious side effects will be identified during drug development;
•failure to obtain, or delays in obtaining, regulatory approvals for ARIKAYCE outside the US or the European Union or for our product candidates in the US, Europe, Japan or other markets, including the United Kingdom as a result of the United Kingdom’s exit from the European Union;
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

•inability to repay our existing indebtedness and uncertainties with respect to our ability to access future capital; and
•delays in the execution of plans to build out an additional third-party manufacturing facility approved by the appropriate regulatory authorities and unexpected expenses associated with those plans.

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

OVERVIEW
     We are a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. Our first commercial product, ARIKAYCE, is approved in the United States as ARIKAYCE® (amikacin liposome inhalation suspension) and in the European Union as ARIKAYCE® Liposomal 590 mg Nebuliser Dispersion. ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting, as defined by patients who do not achieve negative sputum cultures after a minimum of six consecutive months of a multidrug background regimen therapy. In October 2020, the EC approved ARIKAYCE for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis. NTM lung disease caused by MAC (which we refer to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal.
Our clinical-stage pipeline includes brensocatib (formerly known as INS1007) and TPIP (formerly known as INS1009). Brensocatib is a novel oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1) with therapeutic potential in bronchiectasis and other inflammatory diseases. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary arterial hypertension (PAH) and other rare pulmonary disorders.
The table below summarizes the current status and anticipated milestones for ARIKAYCE and our product candidates brensocatib and TPIP.

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

• The FDA has designated ARIKAYCE as an orphan drug and a qualified infectious disease product (QIDP) for NTM lung disease, and the EC has granted an orphan designation for ARIKAYCE for the treatment of NTM lung disease.

• In October 2020, the FDA approved a supplemental new drug application for ARIKAYCE, adding important efficacy data regarding the durability and sustainability of culture conversion to the ARIKAYCE label. The data, which are from the Phase 3 CONVERT study of ARIKAYCE, demonstrate that the addition of ARIKAYCE to guideline-based therapy (GBT) was associated with sustained culture conversion through the end of treatment as well as durable culture conversion three months post-treatment compared with GBT alone.

• In October 2020, the EC approved ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis.

• We plan to commercialize ARIKAYCE in certain countries in Europe. We are planning for our first European product launch in Germany, followed by the UK and other European countries, subject to local reimbursement processes.

• If our JNDA is approved by the relevant regulatory authorities, we expect ARIKAYCE would be the first inhaled therapy specifically indicated for the treatment of MAC lung disease in Japan.

• If ARIKAYCE is approved by the relevant regulatory authorities in Japan, we anticipate launching ARIKAYCE in Japan in the middle of 2021.

• We continue to advance the post-approval confirmatory clinical trial for ARIKAYCE in a front-line setting of patients with MAC lung disease (the ENCORE trial) as well as the development of an appropriate PRO tool that will enable the assessment of ARIKAYCE for the treatment of NTM lung disease (the ARISE trial). We plan to initiate both the ARISE trial and the ENCORE trial by the end of 2020 and to run these global studies in parallel. In addition, we are evaluating the possibility of conducting a separate study in patients with NTM lung disease caused by M. abscessus.

Principal Product/Product Candidate	Status	Next Expected Milestones
Brensocatib (formerly known as INS1007) (oral reversible inhibitor of DPP1) for non-cystic fibrosis bronchiectasis (NCFBE) and other inflammatory diseases
• In June 2020, we announced full results from our global, randomized, double-blind placebo-controlled Phase 2 WILLOW study evaluating the efficacy, safety, and pharmacokinetics of brensocatib administered once daily in adults with NCFBE. Final results from the WILLOW study were published online in the New England Journal of Medicine in September 2020.

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

• We plan to conduct a Phase 3 trial (the ASPEN trial) through which we will seek to confirm the positive results seen in the WILLOW study. This trial will investigate brensocatib in NCFBE and the primary endpoint will be the rate of pulmonary exacerbations over a 52-week treatment period. We expect to initiate this trial by the end of 2020.

• We also plan to advance a clinical development program for brensocatib in cystic fibrosis and to discuss this program with health authorities in the first half of 2021.

• We plan to explore the potential of brensocatib in additional neutrophil-mediated diseases in 2021.

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

TPIP (formerly known as INS1009) (inhalation formulation of a treprostinil prodrug) for PAH and other rare pulmonary disorders
• The results of a Phase 1 study of nebulized treprostinil palmitil inhalation solution were presented at the European Respiratory Society international congress in September 2016.

• In September 2020, we initiated dosing of the first subjects in a Phase 1 healthy volunteer trial of TPIP in the US to assess the pharmacokinetics and tolerability.

• We anticipate top-line data from the Phase 1 healthy volunteer trial of TPIP in the first quarter of 2021.

• We believe TPIP may offer a differentiated product profile for rare pulmonary disorders and plan to initiate a Phase 2a study in patients with PAH in early 2021.

Our earlier-stage pipeline includes preclinical compounds that we are evaluating in multiple rare diseases of unmet medical need, including NTM lung disease and refractory localized infections involving biofilm. To complement our internal research and development, we actively evaluate in-licensing and acquisition opportunities for a broad range of rare diseases.

Our Strategy

Our strategy focuses on the needs of patients with rare diseases. We secured accelerated approval from the FDA of ARIKAYCE for the treatment of refractory MAC lung disease in patients with limited or no alternative treatment options, and currently are primarily focused on the successful commercialization of ARIKAYCE. In the European Union, we recently secured EC approval of ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis. We are also seeking regulatory approval in Japan. We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with MAC, as well as in other infections. We are also advancing earlier-stage programs in other rare pulmonary disorders.

Our current priorities are as follows:

•Continue our efforts to ensure the successful commercialization of ARIKAYCE;
•Develop and validate a PRO tool for NTM lung disease to be used in, among other trials, the ENCORE trial required for the full US approval of ARIKAYCE by the FDA in patients with MAC lung disease;
•Continue our expansion efforts in Europe to support commercial activities for ARIKAYCE in the region;
•Continue our expansion efforts in Japan to support pre-commercial activities in the country;
•Advance our pipeline, which is intended to bring additional therapies to market for patients with serious and rare diseases, including the Phase 3 ASPEN trial of brensocatib in patients with NCFBE;
•Ensure our product supply chain will support the global commercialization and potential future lifecycle management programs of ARIKAYCE;
•Develop a core value dossier to support payor reimbursement for ARIKAYCE in the US, Europe and Japan;
•Maintain or obtain determinations of coverage and reimbursement in the US and Europe for ARIKAYCE from governmental and other third-party payors;
•Support further research and lifecycle management strategies for ARIKAYCE, including the potential use of ARIKAYCE as part of a front-line, multi-drug regimen;
•Advance TPIP in patients with PAH to a Phase 2a study and generate preclinical findings from our earlier-stage programs; and
•Expand our pipeline through corporate development.

ARIKAYCE for Patients with MAC Lung Disease

ARIKAYCE is our first approved product. ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options. In October 2020, ARIKAYCE received approval in the European Union for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis. MAC lung disease is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Amikacin solution for parenteral administration is an established drug that has activity against a variety of NTM; however, its use is limited by the need to administer it intravenously and by toxicity to hearing, balance, and kidney function. Unlike amikacin solution for intravenous administration, our proprietary Pulmovance™ technology uses charge-neutral liposomes to deliver amikacin directly to the lungs where liposomal amikacin is taken up by the lung macrophages where the MAC infection resides. This technology also prolongs the release of amikacin in the lungs, while minimizing systemic exposure, thereby offering the potential for decreased systemic toxicities. ARIKAYCE's ability to deliver high levels of amikacin directly to the lung and sites of MAC infection via the use of our Pulmovance technology, distinguishes it from intravenous amikacin. ARIKAYCE is administered once-daily, using Lamira, an inhalation device developed and manufactured by PARI. Lamira is a portable nebulizer that enables aerosolization of liquid medications via a vibrating, perforated membrane, and was designed specifically for ARIKAYCE delivery.

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

In October 2020, the FDA approved a supplemental new drug application for ARIKAYCE, adding important efficacy data regarding the durability and sustainability of culture conversion to the ARIKAYCE label. The data, which are from the Phase 3 CONVERT study of ARIKAYCE, demonstrate that the addition of ARIKAYCE to GBT was associated with sustained culture conversion through the end of treatment as well as durable culture conversion three months post-treatment compared with GBT alone.

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

As a condition of accelerated approval, we must conduct a post-approval confirmatory clinical trial. The required confirmatory trial (the ENCORE trial) will be designed to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease. The ENCORE trial will evaluate the effect of ARIKAYCE on a clinically meaningful endpoint, as compared to an appropriate control, in the intended patient population of patients with MAC lung disease. We continue to advance the post-approval confirmatory clinical trial for ARIKAYCE in a front-line setting of patients with MAC lung disease as well as the development of an appropriate PRO tool that will enable the assessment of ARIKAYCE for the treatment of NTM lung disease. We plan to initiate both the ENCORE trial and a study to validate the PRO (the ARISE trial) by the end of 2020 and to run these studies in parallel. In addition, we are evaluating the possibility of conducting a separate study in patients with NTM lung disease caused by M. abscessus. We continue to collaborate with the FDA on the timetable as well as the design and validation of the PRO and the ENCORE and ARISE trials. The full approval of ARIKAYCE will be contingent upon verification and description of clinical benefit in the ENCORE trial.

Regulatory Pathway Outside of the US

In October 2020, the EC granted marketing authorization for ARIKAYCE for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis. We are planning for our first European product launch in Germany, followed by the UK and other EU countries, subject to local reimbursement processes.

In March 2020, we submitted a JNDA to Japan's MHLW. The primary focus of the MHLW review is sputum culture conversion (defined as three consecutive sputum cultures) by Month 6, with durability of conversion at three months off treatment as a secondary consideration. In June 2020, a JMDN was submitted to the MHLW for Lamira, the designated device for administration of ARIKAYCE. The JMDN was accepted and Lamira is authorized for use in Japan. If our JNDA is approved, we anticipate launching ARIKAYCE in Japan in the middle of 2021.

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

Further Research and Lifecycle Management

We are currently exploring and supporting research and lifecycle management programs for ARIKAYCE beyond treatment of refractory MAC lung disease as part of a combination antibacterial regimen for adult patients who have limited or no treatment options. As noted above, we continue to advance the post-approval confirmatory clinical trial for ARIKAYCE in a front-line setting of patients with MAC lung disease in our ENCORE trial as well as the development of an appropriate PRO tool that will enable the assessment of ARIKAYCE for the treatment of NTM lung disease in our ARISE trial, in each case incorporating feedback from the FDA. We plan to initiate both the ENCORE and ARISE trials by the end of 2020 and to run these trials in parallel.

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

Product Pipeline

Brensocatib (formerly known as INS1007)

Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which we licensed from AstraZeneca in October 2016. We are developing brensocatib for the treatment of patients with bronchiectasis. DPP1 is an enzyme responsible for activating neutrophil serine proteases (NSPs) in neutrophils when they are formed in the bone marrow. Neutrophils are the most common type of white blood cell and play an essential role in pathogen destruction and inflammatory mediation. Neutrophils contain the NSPs (including neutrophil elastase, proteinase 3, and cathepsin G) that have been implicated in a variety of inflammatory diseases. In chronic inflammatory lung diseases, neutrophils accumulate in the airways and result in excessive active NSPs that cause lung destruction and inflammation. Brensocatib may decrease the damaging effects of inflammatory diseases such as NCFBE by inhibiting DPP1 and its activation of NSPs.

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

As a result of the positive results of the WILLOW study discussed below, we are planning our Phase 3 trial, ASPEN, which will investigate brensocatib in NCFBE. We expect to launch the ASPEN trial by the end of 2020. The primary endpoint in the ASPEN study will be rate of pulmonary exacerbations over a 52-week treatment period.

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

WILLOW Efficacy Data

We announced top-line data for the WILLOW study in February 2020 and full data for the WILLOW study in June 2020. In September 2020, final results from the WILLOW study were published online in the New England Journal of Medicine. The data demonstrates that the WILLOW study met its primary endpoint of time to first pulmonary exacerbation over the 24-week treatment period for both the 10 mg and 25 mg dosage groups of brensocatib compared to placebo (p=0.027, p=0.044, respectively). The risk of exacerbation at any time during the trial was reduced by 42% for the 10 mg group versus placebo (HR 0.58, p=0.029) and by 38% for the 25 mg group versus placebo (HR 0.62, p=0.046). In addition, treatment with brensocatib 10 mg also resulted in a significant reduction in the rate of pulmonary exacerbations, a key secondary endpoint, versus placebo. Specifically, patients treated with brensocatib experienced a 36% reduction in the 10 mg arm (p=0.041) and a 25% reduction in the 25 mg arm (p=0.167) versus placebo. Change in concentration of active NE in sputum versus placebo from baseline to the end of the treatment period was also statistically significant (p=0.034 for 10 mg, p=0.021 for 25 mg).

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

We plan to advance a clinical development program for brensocatib in cystic fibrosis and to discuss this program with health authorities in the first half of 2021.

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

Treprostinil Palmitil Inhalation Powder (formerly known as INS1009)

Treprostinil palmitil inhalation powder (TPIP) is an investigational inhaled formulation of treprostinil prodrug that has the potential to address certain of the current limitations of existing prostanoid therapies. We believe that TPIP prolongs duration of effect and may provide PAH patients with greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day for the treatment of PAH. Reducing dose frequency has the potential to ease patient burden and improve compliance. Additionally, we believe that TPIP may be associated with fewer side effects, including elevated heart rate, low blood pressure, and severity and/or frequency of cough, associated with high initial drug levels and local upper airway exposure when using current inhaled prostanoid therapies. We believe TPIP may offer a differentiated product profile for PAH and other rare pulmonary disorders.

We have initiated dosing of the first subjects in the Phase 1 healthy volunteer trial of TPIP in the US. The objective of this first-in-human single ascending dose and multiple ascending dose study is to assess the pharmacokinetics and tolerability profile of TPIP. Top-line data are expected in the first quarter of 2021. We also plan to initiate a Phase 2a study in patients with PAH in early 2021.

Corporate Development

We plan to continue to develop, acquire, in license or co-promote other products and product candidates, including those that address rare diseases. We are focused broadly on rare disease therapeutics and prioritizing those areas that best align with our core competencies.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Revenues, Net

Product revenues consist primarily of net sales of ARIKAYCE in the US. In October 2018, we began shipping ARIKAYCE to our customers in the US, which include specialty pharmacies and specialty distributors. We recognize revenue for product received by our customers net of allowances for customer credits, including prompt pay discounts, service fees, estimated rebates, including government rebates, such as Medicaid rebates and Medicare Part D coverage gap reimbursements in the US, chargebacks and returns. We believe that our first quarter product revenues generally are impacted by the Medicare Part D coverage gap and the resetting of co-payment obligations for ARIKAYCE patients. We also began recognizing revenue related to certain early access programs (EAPs) in Europe, consisting of sales to the French National Agency for Medicines and Health Products Safety, which has granted ARIKAYCE a Temporary Authorization for Use (Autorisation Temporaire d'Utilisation) and from the named patient program in Germany and other countries.
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

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect our financial results and business operations through the quarter ended September 30, 2020, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.

Comparison of the Three Months Ended September 30, 2020 and 2019

Overview - Operating Results
Our operating results for the quarter ended September 30, 2020, included the following:
•Total revenues increased $4.8 million as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangibles) increased $4.2 million as compared to the same period in the prior year as a result of the decrease in the sale of inventory for which the cost was incurred prior to FDA approval of ARIKAYCE, as well as the increased sales of ARIKAYCE;
•Increased R&D expenses of $7.1 million as compared to the same period in the prior year primarily resulting from increases in clinical development and research expenses related to our new clinical trials and compensation and benefit related expenses;
•Decreased SG&A expenses of $6.8 million as compared to the same period in the prior year resulting from a decrease in professional fees and other external expenses related to ARIKAYCE;
•Amortization of intangible assets of $1.2 million was consistent with the same period in the prior year; and
•Increased interest expense of $0.3 million as compared to the same period in the prior year related to the finance lease interest expense for our corporate headquarters.
Revenues, net
Total revenue consists of net sales of ARIKAYCE. The following table summarizes the sources of revenue for the quarters ended September 30, 2020 and 2019 (in thousands):

	Quarters Ended September 30,		Increase (decrease)
	2020	2019	$	%
Net product revenues, US	$42,040	$37,804	$4,236	11.2%
Net product revenues, EAPs	1,603	1,081	522	48.3%
Total revenues, net	$43,643	$38,885	$4,758	12.2%

Revenues from sales of ARIKAYCE increased to $43.6 million, an increase of 12.2%, from $38.9 million in the same period in 2019. Revenues from US sales of ARIKAYCE in the quarter ended September 30, 2020 increased $4.2 million, or 11.2%, from $37.8 million in the same period in 2019. Revenues from EAP sales of ARIKAYCE in the quarter ended September 30, 2020 increased $0.5 million, or 48.3%, from $1.0 million in the same period in 2019.

Cost of Product Revenues (excluding amortization of intangibles)
Cost of product revenues for the quarters ended September 30, 2020 and September 30, 2019 were comprised of the following (in thousands):

	Quarters Ended September 30,		Increase (decrease)
	2020	2019	$	%
Cost of product revenues (excluding amortization of intangibles)	$10,622	$6,437	$4,185	65.0%
Cost of product revenues, as % of revenues	24.3%	16.6%

Cost of product revenues (excluding amortization of intangibles) increased by $4.2 million, or 65.0%, to $10.6 million for the quarter ended September 30, 2020 as compared to $6.4 million in the same period in 2019. The increase in cost of product revenues (excluding amortization of intangibles) in the quarter ended September 30, 2020 was directly attributable to a decrease in the sale of inventory for which the cost was incurred prior to FDA approval of ARIKAYCE, as well as the increase in total revenues discussed above. All product costs incurred prior to FDA approval of ARIKAYCE in September 2018 were expensed as R&D expenses.
R&D Expenses

R&D expenses for the quarters ended September 30, 2020 and September 30, 2019 were comprised of the following (in thousands):

	Quarters Ended September 30,		Increase (decrease)
	2020	2019	$	%
External Expenses
Clinical development & research	$13,613	$8,235	$5,378	65.3%
Manufacturing	1,829	3,006	(1,177)	(39.2)%
Regulatory, quality assurance, and medical affairs	4,079	4,778	(699)	(14.6)%
Subtotal—external expenses	$19,521	$16,019	$3,502	21.9%
Internal Expenses
Compensation and benefit related expenses	$15,769	$13,177	$2,592	19.7%
Stock-based compensation	2,958	2,218	740	33.4%
Other internal operating expenses	3,163	2,926	237	8.1%
Subtotal—internal expenses	$21,890	$18,321	$3,569	19.5%
Total	$41,411	$34,340	$7,071	20.6%

R&D expenses increased to $41.4 million during the quarter ended September 30, 2020 from $34.3 million in the same period in 2019. The $7.1 million increase was primarily due to a $5.4 million increase in clinical development and research costs and a $3.3 million increase in compensation and benefit related expenses and stock-based compensation, due to an increase in headcount. These increases were partially offset by a $1.2 million decrease in external manufacturing expenses due to decreases in clinical manufacturing. We expect R&D expenses to increase upon initiation of our Phase 3 ASPEN trial of brensocatib and our confirmatory clinical trial of ARIKAYCE in a front-line treatment setting for patients with MAC lung disease. Pursuant to the license agreement we entered into with AstraZeneca, our next contingent milestone payment of $12.5 million is due upon first dosing in our Phase 3 trial. We anticipate recognizing this contingent milestone in the fourth quarter of 2020.

During the quarter ended September 30, 2020, external R&D expenses of $19.5 million consisted of $12.4 million related to ARIKAYCE, $6.2 million related to brensocatib, and $0.9 million related to other research expenses. During the quarter ended September 30, 2019, external R&D expenses of $16.0 million consisted of $9.9 million related to ARIKAYCE, $5.0 million related to brensocatib, and $1.1 million related to other research expenses.

     SG&A Expenses

SG&A expenses for the quarters ended September 30, 2020 and September 30, 2019 were comprised of the following (in thousands):

	Quarters Ended September 30,		Increase (decrease)
	2020	2019	$	%
Compensation and benefit related expenses	$15,980	$14,836	$1,144	7.7%
Stock-based compensation	5,950	4,575	1,375	30.1%
Professional fees and other external expenses	18,920	26,935	(8,015)	(29.8)%
Facility related and other internal expenses	5,735	7,001	(1,266)	(18.1)%
Total SG&A expenses	$46,585	$53,347	$(6,762)	(12.7)%

SG&A expenses decreased to $46.6 million during the quarter ended September 30, 2020 from $53.3 million in the same period in 2019. The $6.8 million decrease was primarily due to the $8.0 million decrease in professional fees and other external expenses resulting from a milestone related to agreements with the Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) in the prior year. This decrease was partially offset by a $2.5 million increase in compensation and benefit related expenses, including stock-based compensation, due to an increase in headcount.
Amortization of Intangible Assets
Amortization of intangible assets for the quarters ended September 30, 2020 and 2019 was $1.2 million and is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestone paid to PARI for the FDA approval of ARIKAYCE.
Interest Expense

Interest expense was $7.2 million for the quarter ended September 30, 2020 as compared to $6.8 million in the same period in 2019. The $0.3 million increase in interest expense in the quarter ended September 30, 2020 as compared to the prior year period primarily relates to the finance lease interest expense for our corporate headquarters.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Overview - Operating Results
Our operating results for the nine months ended September 30, 2020, included the following:
•Total revenues increased $32.2 million as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangibles) increased $13.5 million as compared to the same period in the prior year as a result of the decrease in the sale of inventory for which the cost was incurred prior to FDA approval of ARIKAYCE, as well as the increased sales of ARIKAYCE;
•Increased R&D expenses of $14.3 million as compared to the same period in the prior year primarily resulting from increases in compensation and benefit related expenses, external manufacturing and regulatory, quality assurance and medical affairs costs;
•Decreased SG&A expenses of $13.0 million as compared to the same period in the prior year resulting from decreases in professional fees and other external expenses related to ARIKAYCE;
•Amortization of intangible assets of $3.7 million was consistent with the same period in the prior year; and
•Increased interest expense of $1.7 million as compared to the same period in the prior year related to the finance lease interest expense for our corporate headquarters.
Revenues, net
Total revenue consists of net sales of ARIKAYCE. The following table summarizes the sources of revenue for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2020	2019	$	%
Net product revenues, US	$118,171	$87,751	$30,420	34.7%
Net product revenues, EAPs	4,827	3,008	1,819	60.5%
Total revenues, net	$122,998	$90,759	$32,239	35.5%

Revenues from sales of ARIKAYCE increased to $123.0 million, an increase of 35.5%, from $90.8 million in the same period in 2019. Revenues from US sales of ARIKAYCE in the nine months ended September 30, 2020 increased $30.4 million, or 34.7%, from $87.8 million in the same period in 2019. Revenues from EAP sales of ARIKAYCE in the nine months ended September 30, 2020 increased $1.8 million, or 60.5%, from $3.0 million in the same period in 2019.

Cost of Product Revenues (excluding amortization of intangibles)
Cost of product revenues for the nine months ended September 30, 2020 and September 30, 2019 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2020	2019	$	%
Cost of product revenues (excluding amortization of intangibles)	$29,010	$15,506	$13,504	87.1%
Cost of product revenues, as % of revenues	23.6%	17.1%

Cost of product revenues (excluding amortization of intangibles) increased to $29.0 million for the nine months ended September 30, 2020 as compared to $15.5 million in the same period in 2019. The increase in cost of product revenues (excluding amortization of intangibles) in the nine months ended September 30, 2020 was directly attributable to a decrease in the sale of inventory for which the cost was incurred prior to FDA approval of ARIKAYCE and the increase in total revenues discussed above. All product costs incurred prior to FDA approval of ARIKAYCE in September 2018 were expensed as R&D expenses. We expect our cost of product revenues (excluding amortization of intangibles) as a percent of revenue to be higher in 2020 as compared to 2019.
R&D Expenses

R&D expenses for the nine months ended September 30, 2020 and September 30, 2019 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2020	2019	$	%
External Expenses
Clinical development & research	$27,190	$26,301	$889	3.4%
Manufacturing	9,468	7,500	1,968	26.2%
Regulatory, quality assurance, and medical affairs	11,526	10,033	1,493	14.9%
Subtotal—external expenses	$48,184	$43,834	$4,350	9.9%
Internal Expenses
Compensation and benefit related expenses	$45,412	$38,909	$6,503	16.7%
Stock-based compensation	8,779	6,580	2,199	33.4%
Other internal operating expenses	10,968	9,758	1,210	12.4%
Subtotal—internal expenses	$65,159	$55,247	$9,912	17.9%
Total	$113,343	$99,081	$14,262	14.4%

R&D expenses increased to $113.3 million during the nine months ended September 30, 2020 from $99.1 million in the same period in 2019. The $14.3 million increase was primarily due to a $8.7 million increase in compensation and benefit related expenses and stock-based compensation, due to an increase in headcount. R&D expenses also increased $2.0 million due to an increase in external manufacturing expenses resulting from an increase in clinical manufacturing costs, and $1.5 million due to an increase in regulatory, quality assurance, and medical affairs expenses.

During the nine months ended September 30, 2020, external R&D expenses of $48.2 million consisted of $29.7 million related to ARIKAYCE, $14.7 million related to brensocatib, and $3.8 million related to other research expenses. During the nine months ended September 30, 2019, external R&D expenses of $43.8 million consisted of $22.9 million related to ARIKAYCE, $16.6 million related to brensocatib, and $4.3 million related to other research expenses.

     SG&A Expenses

SG&A expenses for the nine months ended September 30, 2020 and September 30, 2019 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2020	2019	$	%
Compensation and benefit related expenses	$51,278	$50,573	$705	1.4%
Stock-based compensation	18,599	14,503	4,096	28.2%
Professional fees and other external expenses	60,331	74,566	(14,235)	(19.1)%
Facility related and other internal expenses	17,386	20,948	(3,562)	(17.0)%
Total SG&A expenses	$147,594	$160,590	$(12,996)	(8.1)%

SG&A expenses decreased to $147.6 million during the nine months ended September 30, 2020 from $160.6 million in the same period in 2019. The $13.0 million decrease was primarily due to a $14.2 million decrease in professional fees and other external expenses resulting from a milestone related to agreements with the CFFT in the prior year and the postponement of certain commercial activities in the current year. In addition, there was a $3.6 million decrease in facility related and other internal expenses due to decreases in travel and other office related expenses. These decreases were partially offset a $4.1 million increase in stock-based compensation.
Amortization of Intangible Assets
Amortization of intangible assets for the nine months ended September 30, 2020 and 2019 was $3.7 million and was comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestone paid to PARI for the FDA approval of ARIKAYCE.
Interest Expense

Interest expense was $22.1 million for the nine months ended September 30, 2020 as compared to $20.4 million in the same period in 2019. The $1.7 million increase in interest expense in the nine months ended September 30, 2020 as compared to the prior year period primarily relates to the finance lease interest expense for our corporate headquarters.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing potential pharmaceutical products to the point of regulatory approval and commercialization. We commenced commercial shipments of ARIKAYCE in October 2018. We expect to continue to incur operating losses at our US and certain international entities, as we plan to fund R&D for ARIKAYCE, brensocatib, TPIP and our other pipeline programs, continue and commence commercialization activities for ARIKAYCE in the US and the European Union, respectively, continue to invest in pre-commercial and regulatory activities for ARIKAYCE in Japan, and other general and administrative activities.

In the second quarter of 2020, we completed an underwritten public offering of 11,155,000 shares of our common stock, including 1,455,000 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $23.25 per share. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $13.5 million, were $245.9 million.

In the second quarter of 2019, we completed an underwritten public offering of 10,657,692 shares of common stock, including 1,042,307 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $26.00 per share. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $16.0 million, were $261.1 million. The offering also included 400,000 shares sold by our Chair and Chief Executive Officer, from which we received no proceeds.

We may need to raise additional capital to fund our operations, including continued commercialization of ARIKAYCE and future clinical trials related to ARIKAYCE, to design and conduct ongoing and future clinical trials for brensocatib and TPIP, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. We expect to opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. We expect such additional funding, if any, would be used to continue to commercialize ARIKAYCE, to conduct further trials of ARIKAYCE, to develop our product candidates, or to pursue the license or purchase of other technologies or products and product candidates. During 2020, we plan to continue to support the commercialization of

ARIKAYCE in the US, to continue to fund further clinical development of ARIKAYCE, brensocatib and TPIP, and to fund our global expansion efforts to support commercial launch activities in the European Union and pre-commercial activities in Japan including obtaining regulatory approvals for ARIKAYCE in the country. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be expenses related to the commercialization efforts and label expansion for ARIKAYCE, expenses related to the development activities for brensocatib, and to a lesser extent, clinical development for TPIP.

Cash Flows

As of September 30, 2020, we had cash and cash equivalents of $588.8 million, as compared with $487.4 million as of December 31, 2019. The $101.3 million increase was primarily due to the net proceeds from our underwritten public offering of common stock, partially offset by cash used in operating activities. Our working capital was $583.2 million as of September 30, 2020 as compared with $470.0 million as of December 31, 2019.

Net cash used in operating activities was $152.6 million and $206.2 million for the nine months ended September 30, 2020 and 2019, respectively. The net cash used in operating activities during the nine months ended September 30, 2020 and 2019 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses. In addition, net cash used in operating activities during both the nine months ended September 30, 2020 and 2019 included clinical trial expenses related to brensocatib. The decrease in cash used in operating activities for the nine months ended September 30, 2020 compared to the corresponding period in 2019 was primarily due to the increase in gross profit as well as the net change in working capital, driven by decreases in accounts receivable and prepaids and other current assets and, to a lesser extent, an increase in other assets and accounts payable.

Net cash used in investing activities was $5.3 million and $29.2 million for the nine months ended September 30, 2020 and 2019, respectively. The net cash used in investing activities during the nine months ended September 30, 2020 and 2019 was primarily related to the investment in our long-term production capacity at Patheon. We expect our cash used in investing activities to decrease significantly for the year ending December 31, 2020 as a result of the completion of our corporate headquarters during the year ended December 31, 2019 and fewer remaining costs for the Patheon facility in the year ending December 31, 2020.

Net cash provided by financing activities was $259.0 million and $276.0 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by financing activities for the nine months ended September 30, 2020 and 2019 were primarily due to cash proceeds from our underwritten public offerings of common stock, as well as stock option exercises and our employee stock purchase plan.

Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations during the nine months ended September 30, 2020 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

In the ordinary course of business, we entered into a master services agreement with a contract research organization to perform clinical development services under work orders in connection with our ENCORE and ARISE trials for ARIKAYCE, our ASPEN trial for brensocatib in NCFBE and our Phase 2a study for TPIP. We may terminate the master services agreement or any work order entered into under the master services agreement for any reason and without cause with 30 days' written notice. Either party may terminate the agreement in the event of a material breach or bankruptcy petition by the other party or, if any approval from a regulatory authority is revoked or suspended or expires without renewal.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government.

As of September 30, 2020, we had $450.0 million of Convertible Notes outstanding which bear interest at a coupon rate of 1.75%. If a 10% change in interest rates had occurred on September 30, 2020, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the nine months ended September 30, 2020 and 2019, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company's equity securities by the Company during the quarter ended September 30, 2020.

ITEM 6.    EXHIBITS

Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on March 30, 2020).

10.1*	License Agreement, dated April 25, 2008, between Transave, Inc. and PARI Pharma GmbH, and Amendments No. 1-4 thereto.

10.2.1*	Contract Manufacturing Agreement, dated February 7, 2014, between Insmed Incorporated and Therapure Biopharma Inc.

10.2.2*	Amending Agreement, dated March 13, 2014, between Insmed Incorporated and Therapure Biopharma Inc.

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2020 and 2019, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL and contained in Exhibit 101.

* Confidential portions of this exhibit were redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: October 29, 2020	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)