Form 10-K
period 2020-12-31
INSMED Inc
filed 2021-02-25
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act). Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020, was $2.8 billion (based on the closing price for shares of the registrant's common stock as reported on the Nasdaq Global Select Market on that date). In determining this figure, the registrant has assumed solely for this purpose that all of its directors, executive officers, persons beneficially owning 10% or more of the registrant's outstanding common stock and certain other stockholders of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.
On February 22, 2021, there were 103,043,347 shares of the registrant's common stock, $0.01 par value, outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than April 30, 2021 and to be delivered to shareholders in connection with the 2021 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

INSMED INCORPORATED

Unless the context otherwise indicates, references in this Annual Report on Form 10-K to “Insmed Incorporated” refers to Insmed Incorporated, a Virginia corporation, and the “Company,” “Insmed,” “we,” “us” and “our” refer to Insmed Incorporated together with its consolidated subsidiaries. INSMED, PULMOVANCE, ARIKARES and ARIKAYCE are trademarks of Insmed Incorporated. This Annual Report on Form 10-K also contains trademarks of third parties. Each trademark of another company appearing in this Annual Report on Form 10-K is the property of its owner.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
              This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. "Forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), are statements that are not historical facts and involve a number of risks and uncertainties. Words herein such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "intends," "potential," "continues," and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.
              Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:

•failure to successfully commercialize ARIKAYCE, our only approved product, in the United States (US) or Europe (amikacin liposome inhalation suspension and Liposomal 590 mg Nebuliser Dispersion, respectively), or to maintain US or European approval for ARIKAYCE;
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
•risk that brensocatib does not prove to be effective or safe for patients in ongoing and future clinical studies, including the ASPEN study;
•risk that treprostinil palmitil inhalation powder (TPIP) does not prove to be effective or safe for patients in ongoing and future clinical studies;
•failure to successfully conduct future clinical trials for ARIKAYCE, brensocatib, TPIP and our other product candidates due to our limited experience in conducting preclinical development activities and clinical trials necessary for regulatory approval and our potential inability to enroll or retain sufficient patients to conduct and complete the trials or generate data necessary for regulatory approval, among other things;
•risks that our clinical studies will be delayed or that serious side effects will be identified during drug development;
•failure to obtain, or delays in obtaining, regulatory approvals for ARIKAYCE outside the US or Europe, or for our product candidates in the US, Europe, Japan or other markets;

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
•our limited experience operating internationally;
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

PART I
ITEM 1.    BUSINESS
Business Overview
We are a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. Our first commercial product, ARIKAYCE, is approved in the US as ARIKAYCE®
(amikacin liposome inhalation suspension) and in the EU as ARIKAYCE® Liposomal 590 mg Nebuliser Dispersion. ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the European Commission (EC) approved ARIKAYCE for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis. NTM lung disease caused by MAC (which we refer to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal.

Our clinical-stage pipeline includes brensocatib and TPIP. Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), which we are developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary arterial hypertension (PAH) and other rare pulmonary disorders.
The table below summarizes the current status and anticipated milestones for ARIKAYCE and our product candidates brensocatib and TPIP.

Principal Product/Product Candidate	Status	Next Expected Milestones
ARIKAYCE for MAC lung disease
• We continue to focus on the commercialization of ARIKAYCE in the US. The product was granted accelerated approval by the FDA for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients who have limited or no alternative treatment options. We began commercial shipments of ARIKAYCE in October 2018.

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

• In October 2020, the FDA approved a supplemental new drug application (sNDA) for ARIKAYCE, adding important efficacy data regarding the durability and sustainability of culture conversion to the ARIKAYCE label. The data, which are from the Phase 3 CONVERT study of ARIKAYCE, demonstrate that the addition of ARIKAYCE to guideline-based therapy (GBT) was associated with sustained culture conversion through the end of treatment as well as durable culture conversion three months post-treatment compared with GBT alone.

• In October 2020, the EC approved ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis. In the fourth quarter of 2020, we launched ARIKAYCE in Germany. In February 2021, we launched ARIKAYCE in the Netherlands.

• In December 2020, we commenced the post-approval confirmatory frontline clinical trial program for ARIKAYCE in patients with MAC lung disease. The frontline clinical trial program consists of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of the PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed MAC using the PRO tool validated in the ARISE trial. We are running these global studies in parallel and approximately 200 sites are expected to be initiated for these clinical trials.
• We plan to commercialize ARIKAYCE in certain countries in Europe. In addition to our launches in Germany and the Netherlands, we plan to launch in other European countries, subject to local reimbursement processes.

• If our JNDA is approved by the relevant regulatory authorities, we expect ARIKAYCE would be the first inhaled therapy specifically indicated for the treatment of MAC lung disease in Japan, and we would anticipate launching ARIKAYCE in Japan in the middle of 2021.

• We will continue to advance the post-approval confirmatory, frontline clinical trial program for ARIKAYCE, through the ARISE trial and the ENCORE trial, which are intended to fulfill the FDA's post-marketing requirement to allow for the full approval of ARIKAYCE in the US, as well as to support the use of ARIKAYCE as a frontline treatment for patients with MAC lung disease in the US, Europe and Japan.

Principal Product/Product Candidate	Status	Next Expected Milestones
Brensocatib (oral reversible inhibitor of DPP1) for bronchiectasis and other neutrophil-mediated diseases
• In June 2020, we announced full results from our global, randomized, double-blind placebo-controlled Phase 2 WILLOW study evaluating the efficacy, safety, and pharmacokinetics of brensocatib administered once daily in adults with non-cystic fibrosis bronchiectasis (NCFBE). Final results from the WILLOW study were published online in the New England Journal of Medicine in September 2020.

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

• In June 2020, the FDA granted breakthrough therapy designation for brensocatib for the treatment of adult patients with bronchiectasis for reducing exacerbations. The FDA's breakthrough therapy designation is designed to expedite the development and review of therapies that are intended to treat serious or life-threatening diseases and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy.

• In November 2020, brensocatib received Priority Medicines (PRIME) designation from the European Medicines Agency (EMA) for patients with NCFBE.

• In December 2020, we commenced a Phase 3 trial (the ASPEN trial) through which we will seek to confirm the positive results seen in the WILLOW study. This trial is designed to investigate brensocatib in patients with bronchiectasis and the primary endpoint is the rate of pulmonary exacerbations over a 52-week treatment period. Patients with bronchiectasis due to cystic fibrosis (CF) may not be enrolled in the trial.

• We will continue to advance the ASPEN trial, to seek to confirm the positive results seen in the WILLOW trial and to support a new drug application (NDA) for brensocatib for the treatment of adult patients with bronchiectasis.

• We also plan to advance a clinical development program for brensocatib in CF and plan to initiate a pharmacokinetics study in CF patients in mid-2021.

• We plan to explore the potential of brensocatib in additional neutrophil-mediated diseases in 2021.

• In April 2020, we announced that we would provide funding and clinical drug supply for the STOP-COVID19 (Superiority Trial of Protease inhibition in COVID-19) trial, a randomized, double-blind placebo-controlled investigator-initiated study of brensocatib in approximately 400 hospitalized patients with COVID-19 (SARS-CoV-2 infection) sponsored by the University of Dundee. The study, which has been prioritized and designated an Urgent Public Health trial by the UK’s National Institute for Health Research, has completed enrollment.

TPIP (inhalation formulation of a treprostinil prodrug) for PAH and other rare pulmonary disorders
• In September 2020, we initiated dosing of the first subjects in a Phase 1 healthy volunteer trial of TPIP in the US to assess the pharmacokinetics and tolerability in TPIP.

• In February 2021, we announced topline results from the Phase 1 study of TPIP in healthy volunteers. Data from the study demonstrated that TPIP was generally well tolerated, with a pharmacokinetic profile that supports continued development with once-daily dosing.

• We plan to present full data from the Phase 1 healthy volunteer trial of TPIP at an upcoming medical meeting.

• We plan to advance the development of TPIP with two studies in patients with PAH. The first is an open-label, proof-of-mechanism study to understand the impact of TPIP on pulmonary vascular resistance (PVR) over a 24-hour period. We anticipate sharing topline data from this study in the second half of 2021. The second will aim to investigate the effect of TPIP on PVR and 6-minute walk distance over a 16-week treatment period using an up-titration, once-daily dosing schedule. We plan to initiate this trial in the fourth quarter of 2021.

Our earlier-stage pipeline includes preclinical compounds that we are evaluating in multiple rare diseases of unmet medical need. To complement our internal research and development, we actively evaluate in-licensing and acquisition opportunities for a broad range of rare diseases.

Our Strategy
Our strategy focuses on the needs of patients with rare diseases. We secured accelerated approval for ARIKAYCE from the FDA for the treatment of refractory MAC lung disease in patients with limited or no alternative treatment options, and currently are primarily focused on the successful commercialization of ARIKAYCE. In the EU, we recently secured EC approval of ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis. We are also seeking regulatory approval of ARIKAYCE in Japan for the treatment of MAC lung disease in patients who did not sufficiently respond to prior treatment. We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with MAC. Our product candidates are brensocatib, our Phase 3 product candidate which we are developing for patients with bronchiectasis and potentially other neutrophil-mediated diseases, and TPIP, our product candidate that may offer a differentiated product profile for patients with PAH and other rare pulmonary disorders. We are also advancing earlier-stage programs in other rare pulmonary disorders.

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
•Develop a core value dossier to support payor reimbursement for ARIKAYCE in Japan;
•Maintain or obtain determinations of coverage and reimbursement in the US and Europe for ARIKAYCE from governmental and other third-party payors;
•Support further research and lifecycle management strategies for ARIKAYCE, including the potential use of ARIKAYCE as part of a frontline, multi-drug regimen;
•Advance brensocatib, including in the Phase 3 ASPEN trial in patients with bronchiectasis;
•Advance TPIP into Phase 2;
•Generate preclinical findings from our earlier-stage programs; and
•Expand our pipeline through corporate development.

ARIKAYCE for Patients with MAC Lung Disease

     ARIKAYCE is our first approved product. ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options. In October 2020, ARIKAYCE received approval in the EU for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis. MAC lung disease is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Amikacin solution for parenteral administration is an established drug that has activity against a variety of NTM; however, its use is limited by the need to administer it intravenously and by toxicity to hearing, balance, and kidney function. Unlike amikacin solution for intravenous administration, our proprietary Pulmovance™ technology uses charge-neutral liposomes to deliver amikacin directly to the lungs where liposomal amikacin is taken up by the lung macrophages where the MAC infection resides. This technology also prolongs the release of amikacin in the lungs, while minimizing systemic exposure, thereby offering the potential for decreased systemic toxicities. ARIKAYCE's ability to deliver high levels of amikacin directly to the lung and sites of MAC infection via the use of our Pulmovance technology, distinguishes it from intravenous amikacin. ARIKAYCE is administered once-daily, using Lamira, an inhalation device developed and manufactured by PARI. Lamira is a portable nebulizer that enables aerosolization of liquid medications via a vibrating, perforated membrane, and was designed specifically for ARIKAYCE delivery.

The FDA has designated ARIKAYCE as an orphan drug and a QIDP for NTM lung disease. Orphan designated drugs are eligible for seven years of exclusivity for the orphan indication. QIDP designation features an additional five years of exclusivity for the designated indication. The FDA granted a total of 12 years of exclusivity in the indication for which ARIKAYCE was approved.

ARIKAYCE also has been included in the international treatment guidelines for NTM lung disease. The evidence-based guidelines, issued by the American Thoracic Society (ATS), European Respiratory Society (ERS), European Society of Clinical Microbiology and Infectious Diseases (ESCMID), and Infectious Diseases Society of America (IDSA), now strongly recommend the use of ARIKAYCE for MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options who have failed to convert to a negative sputum culture after at least six months of treatment.

In October 2020, the FDA approved an sNDA for ARIKAYCE, adding important efficacy data regarding the durability and sustainability of culture conversion to the ARIKAYCE label. The data, which are from the Phase 3 CONVERT study of ARIKAYCE, demonstrate that the addition of ARIKAYCE to GBT was associated with sustained culture conversion through the end of treatment as well as durable culture conversion three months post-treatment compared with GBT alone.

Accelerated Approval

In March 2018, we submitted an NDA for ARIKAYCE to the FDA to request accelerated approval. Accelerated approval allows drugs that (i) are being developed to treat a serious or life-threatening disease or condition and (ii) provide a meaningful therapeutic benefit over existing treatments to be approved substantially based on an intermediate endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit, rather than a clinical endpoint such as survival or irreversible morbidity. In September 2018, the FDA granted accelerated approval for ARIKAYCE under the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD) for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options via the accelerated approval pathway. LPAD, which was enacted as part of the 21st Century Cures Act, serves to advance the development of new antibacterial drugs to treat serious or life-threatening infections in limited populations of patients with unmet needs. As required for drugs approved under the LPAD pathway, labeling for ARIKAYCE includes certain statements to convey that the drug has been shown to be safe and effective only for use in a limited population.

As a condition of accelerated approval, we must conduct a post-approval confirmatory clinical trial. In December 2020, we commenced the post-approval confirmatory frontline clinical trial program for ARIKAYCE in patients with MAC lung disease. The frontline clinical trial program consists of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed MAC lung disease using the PRO tool validated in the ARISE trial. We are running these global studies in parallel and approximately 200 sites are expected to be initiated for these clinical trials. The frontline clinical program is intended to fulfill the FDA’s post-marketing requirement to allow for full approval of ARIKAYCE by the FDA, and verification and description of clinical benefit in the ENCORE trial will be necessary for full approval of ARIKAYCE.

Regulatory Pathway Outside of the US

In October 2020, the EC granted marketing authorization for ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis. We have launched in Germany and the Netherlands, and plan to launch in other European Union (EU) countries and the UK, subject to local reimbursement processes.

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
The CONVERT Study

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

Further Research and Lifecycle Management

We are currently exploring and supporting research and lifecycle management programs for ARIKAYCE beyond treatment of refractory MAC lung disease as part of a combination antibacterial regimen for adult patients who have limited or no treatment options. As noted above, we will continue to advance the post-approval confirmatory, frontline clinical trial program for ARIKAYCE, through the ARISE trial and the ENCORE trial, which are intended to fulfill the FDA's post-marketing requirement to allow for the full approval of ARIKAYCE in the US, as well as to support the use of ARIKAYCE as a frontline treatment for patients with MAC lung disease in the US, Europe and Japan.

The ARISE trial is a randomized, double-blind, placebo-controlled Phase 3b study in adult patients with newly diagnosed MAC lung disease that aims to generate evidence demonstrating the domain specification, reliability, validity, and responsiveness of PRO-based scores, including a respiratory symptom score. Patients will be randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for six months. Patients will then discontinue all study treatments and remain in the trial for one month for the continued assessment of PRO endpoints. The study is expected to enroll approximately 100 patients.

The ENCORE trial is a randomized, double-blind, placebo-controlled Phase 3b study to evaluate the efficacy and safety of an ARIKAYCE-based regimen in patients with newly diagnosed MAC lung disease. Patients will be randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for 12 months. Patients will then discontinue all study treatments and remain in the trial for three months for the assessment of durability of culture conversion. The primary endpoint is change from baseline to Month 13 in respiratory symptom score. The key secondary endpoint is the proportion of subjects achieving durable culture conversion at Month 15. The study is expected to enroll approximately 250 patients.

We initiated the frontline clinical trial program of ARIKAYCE in December 2020 and are running the ARISE and ENCORE trials in parallel.

Subsequent lifecycle management studies could also potentially enable us to reach more patients. These initiatives include investigator-initiated studies, which are clinical studies initiated and sponsored by physicians or research institutions with funding from us and may also include new clinical studies sponsored by us.

 Market Opportunity for ARIKAYCE in MAC Lung Disease

NTM lung disease is associated with increased rates of morbidity and mortality, and MAC is the predominant pathogenic species in NTM lung disease in the US, Europe and Japan. The prevalence of NTM lung disease has increased over the past two decades, and we believe it is an emerging public health concern worldwide. Based on an analysis conducted in 2017, using information from external sources, including market research funded by us and third parties, and internal analyses and calculations, we estimated the potential patient populations in the US, the European 5 (comprised of France, Germany, Italy, Spain and the United Kingdom) and Japan in 2019 were as follows:

Potential Market	Estimated Number of Patients with Diagnosed NTM Lung Disease	Estimated Number of Patients Treated for MAC Lung Disease	Estimated Number of MAC lung disease Patients Refractory to Treatment**
United States	95,000-115,000	48,000-55,000	12,000-17,000
European 5	14,000	4,400	1,400
Japan	125,000-145,000	60,000-70,000	15,000-18,000
** ARIKAYCE received accelerated approval for this population in the US in September 2018.

We are not aware of any other approved inhaled therapies specifically indicated for NTM lung disease in North America, Europe or Japan. Based on a burden of illness study that we conducted in the US with a major medical benefits provider, we previously concluded that patients with NTM lung disease are costly to healthcare plans, while a claims-based study in the US has shown that patients with NTM lung disease have higher resource utilization and costs than their age and gender-matched controls. Accordingly, we believe that a significant market opportunity for ARIKAYCE in NTM lung disease exists in the US and internationally.
In October 2020, the EC approved ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis. The CONVERT study included a comprehensive pharmacokinetic sub-study in Japanese subjects in lieu of a separate local pharmacokinetic study in Japan, as agreed with the Pharmaceuticals and Medical Devices Agency (PMDA). We submitted regulatory filings in Japan in the first and second quarters of 2020. The JMDN was accepted and Lamira is authorized for use in Japan. We have established a Japanese subsidiary and, in 2018, began hiring local employees, including a general manager, to manage our regulatory and pre-commercial activities. If ARIKAYCE is approved by the relevant regulatory authorities in Japan, we anticipate launching ARIKAYCE in Japan in the middle of 2021.
Product Pipeline
Brensocatib
Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which we licensed from AstraZeneca in October 2016. DPP1 is an enzyme responsible for activating neutrophil serine proteases (NSPs) in neutrophils when they are formed in the bone marrow. Neutrophils are the most common type of white blood cell and play an essential role in pathogen destruction and inflammatory mediation. Neutrophils contain the NSPs (including neutrophil elastase, proteinase 3, and cathepsin G) that have been implicated in a variety of inflammatory diseases. In chronic inflammatory lung diseases, neutrophils accumulate in the airways and result in excessive active NSPs that cause lung destruction and inflammation. Brensocatib may decrease the damaging effects of inflammatory diseases such as bronchiectasis by inhibiting DPP1 and its activation of NSPs.
Bronchiectasis is a severe, chronic pulmonary disorder in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage. The condition is marked by frequent pulmonary exacerbations requiring antibiotic therapy and/or hospitalizations. Symptoms include chronic cough, excessive sputum production, shortness of breath, and repeated respiratory infections, which can worsen the underlying condition. Bronchiectasis affects approximately 340,000 to 520,000 patients in the US, and reports suggest that bronchiectasis may affect approximately 350,000 to 500,000 patients in the European 5 and one to five million patients in the Asia-Pacific region. Today, there are no approved therapies in the US, Europe, or Japan for the treatment of patients with bronchiectasis.
Based on the positive results of the WILLOW study discussed below, in December 2020 we commenced our Phase 3 trial, ASPEN, which will investigate brensocatib in bronchiectasis. ASPEN is a global, randomized, double-blind, placebo-controlled Phase 3 study to assess the efficacy, safety, and tolerability of brensocatib in patients with bronchiectasis. Patients with bronchiectasis due to cystic fibrosis may not be enrolled in the study. Patients will be randomized to receive brensocatib 10 mg, brensocatib 25 mg, or placebo once daily for 52 weeks. The primary endpoint is the rate of pulmonary exacerbations over the 52-week treatment period. Secondary endpoints include time to first pulmonary exacerbation, percentage of subjects who remain pulmonary exacerbation-free, change from baseline in post-bronchodilator FEV1, rate of severe pulmonary exacerbations, change from baseline in the Bronchiectasis (QOL-B) Respiratory Symptoms Domain Score, and incidence and severity of treatment-emergent adverse events. The study is expected to enroll approximately 1,620 patients (540 in each arm) at approximately 480 sites in 40 countries.
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
In June 2020, the FDA granted breakthrough therapy designation for brensocatib for the treatment of adult patients with NCFBE for reducing exacerbations. The FDA's breakthrough therapy designation is designed to expedite the development and review of therapies that are intended to treat serious or life-threatening diseases and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy. The benefits of breakthrough therapy designation include more frequent communication and meetings with FDA, eligibility for rolling and priority review, intensive guidance on an efficient drug development program, and organizational commitment from the FDA involving senior managers. In November 2020, brensocatib received PRIME designation from the EMA for patients with NCFBE.
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

WILLOW Efficacy Data

We announced top-line data for the WILLOW study in February 2020 and full data for the WILLOW study in June 2020. In September 2020, final results from the WILLOW study were published online in the New England Journal of Medicine. The data demonstrate that the WILLOW study met its primary endpoint of time to first pulmonary exacerbation over the 24-week treatment period for both the 10 mg and 25 mg dosage groups of brensocatib compared to placebo (p=0.027, p=0.044, respectively). The risk of exacerbation at any time during the trial was reduced by 42% for the 10 mg group versus placebo (HR 0.58, p=0.029) and by 38% for the 25 mg group versus placebo (HR 0.62, p=0.046). In addition, treatment with brensocatib 10 mg also resulted in a significant reduction in the rate of pulmonary exacerbations, a key secondary endpoint, versus placebo. Specifically, patients treated with brensocatib experienced a 36% reduction in the 10 mg arm (p=0.041) and a 25% reduction in the 25 mg arm (p=0.167) versus placebo. Change in concentration of active NE in sputum versus placebo from baseline to the end of the treatment period was also statistically significant (p=0.034 for 10 mg, p=0.021 for 25 mg).

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

Further Research and Development

In August 2019, we received notice from the FDA that we were awarded a development grant of $1.8 million for specific work to be performed on a PRO tool over the next two years. The grant funding is for the development of a novel PRO tool for use in clinical trials to measure symptoms in patients with NCFBE with and without NTM lung infection.

We plan to advance a clinical development program for brensocatib in cystic fibrosis and plan to initiate a pharmacokinetics study in CF patients in mid-2021. We are also exploring the potential of brensocatib in various neutrophil-driven inflammatory conditions.

Investigator-Initiated Study in Patients with Severe COVID-19

In April 2020, we announced we would provide funding and clinical drug supply for the STOP-COVID19 trial, an investigator-initiated study of brensocatib in hospitalized patients in the UK with COVID-19 sponsored by the University of Dundee. The study, which has been prioritized and designated an Urgent Public Health trial by the UK’s National Institute for Health Research.

The STOP-COVID19 trial is a prospective, randomized, double-blind, placebo-controlled trial of brensocatib in patients with severe COVID-19. The multicenter study has enrolled approximately 400 patients at 10 sites in the UK who present to the hospital with confirmed COVID-19 and are at risk of needing increased levels of supplemental oxygen and/or ventilation. Patients were randomized 1:1 to receive either brensocatib 25 mg once daily or matching placebo on top of standard of care. The primary endpoint is clinical improvement on a seven-point ordinal scale as defined by the World Health Organization. Patients were treated for up to 28 days. Enrollment of the STOP-COVID19 trial has been completed and results are expected to be shared by early in the second quarter of 2021.
Treprostinil Palmitil Inhalation Powder
TPIP is an investigational inhaled formulation of treprostinil prodrug that has the potential to address certain of the current limitations of existing prostanoid therapies. We believe that TPIP prolongs duration of effect and may provide PAH patients with greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day for the treatment of PAH. Reducing dose frequency has the potential to ease patient burden and improve compliance. Additionally, we believe that TPIP may be associated with fewer side effects, including elevated heart rate, low blood pressure, and severity and/or frequency of cough, associated with high initial drug levels and local upper airway exposure when using current inhaled prostanoid therapies. We believe TPIP may offer a differentiated product profile for PAH and other rare pulmonary disorders.

In February 2021, we announced topline results from the Phase 1 study of TPIP in healthy volunteers. The objective of this first-in-human single ascending dose and multiple ascending dose study was to assess the pharmacokinetics and tolerability profile of TPIP. Data from the study demonstrated that TPIP was generally well tolerated, with a pharmacokinetic profile that supports continued development with once-daily dosing. The most common adverse events (AEs) across all cohorts in the study were cough, dizziness, headache, and nausea. Most AEs were mild in severity and consistent in nature with those typically seen with other inhaled prostanoid therapies. There were few moderate AEs and no severe or serious AEs. Subjects in the multiple dose panel that incorporated an up-titration approach beginning at 112.5 µg once-daily and progressing to 225 µg once-daily reported fewer AEs compared to the panel dosed with 225 µg once-daily from the first dose.

Overall pharmacokinetic results demonstrated that treprostinil exposure (AUC and Cmax) was dose-proportional, with low to moderate inter-subject variability. Treprostinil was detected in the plasma at 24 hours at all doses and throughout the 48-hour sampling period for the two highest doses. Compared with currently available inhaled treprostinil therapy, TPIP showed substantially lower Cmax and longer half-life. We plan to present full data from this study at an upcoming medical meeting.

We plan to advance the development of TPIP with two studies in patients with PAH. The first is an open-label, proof-of-mechanism study to understand the impact of TPIP on PVR over a 24-hour period. We anticipate sharing topline data from this study in the second half of 2021. The second will aim to investigate the effect of TPIP on PVR and 6-minute walk distance over a 16-week treatment period using an up-titration, once-daily dosing schedule. We plan to initiate this trial in the fourth quarter of 2021. Beyond PAH, we continue to explore potential development pathways for TPIP in patients with pulmonary hypertension associated with interstitial lung disease (PH-ILD) and idiopathic pulmonary fibrosis (IPF), and plan to initiate a study in patients with PH-ILD using an up-titration, once-daily dosing schedule.
Corporate Development
We plan to continue to develop, acquire, in license or co-promote other products, product candidates and technologies, including those that address rare diseases. We are focused broadly on rare disease therapeutics and prioritizing those areas that best align with our core competencies.

Manufacturing
We do not have any in-house manufacturing capability other than for small-scale preclinical development programs, and depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our product candidates for use in clinical trials. We plan to rely on third-party manufacturers and suppliers for the commercial manufacture and supply of any product candidates that we commercialize. ARIKAYCE is manufactured currently by Resilience Biotechnologies Inc. (Resilience) (formerly Therapure Biopharma Inc.) in Canada at a 200 kilogram (kg) scale and by Ajinimoto Althea, Inc. (Althea) in the US at a 50 kg scale. For additional information about our agreements with Resilience and Althea, see License and Other Agreements—ARIKAYCE-related Agreements.
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
We expect our future requirements for brensocatib and TPIP will be manufactured by a contract manufacturing organization (CMO).
Intellectual Property
We own or license rights to more than 450 issued patents and pending patent applications in the US and in foreign countries, including more than 250 issued patents and pending patent applications related to ARIKAYCE. Our success depends in large part on our ability to maintain proprietary protection surrounding our product candidates, technology and know-how; to operate without infringing the proprietary rights of others; and to prevent others from infringing our proprietary rights. We actively seek patent protection by filing patent applications, including on inventions that are important to the development of our business in the US, Europe, Japan, Canada, and selected other foreign markets that we consider key for our product candidates. These international markets generally include Australia, China, India, Israel and Mexico.
Our patent strategy includes obtaining patent protection, where possible, on compositions of matter, methods of manufacture, methods of use, dosing and administration regimens and formulations. We also rely on trade secrets, know-how, continuing technological innovation, in-licensing and partnership opportunities to develop and maintain our proprietary position.
We monitor for activities that may infringe our proprietary rights, as well as the progression of third-party patent applications that may have the potential to create blocks to our products or otherwise interfere with the development of our business. We are aware, for example, of US patents, and corresponding international counterparts, owned by third parties that contain claims related to treating lung infections using inhaled antibiotics. If any of these patents were to be asserted against us, we do not believe that our marketed product or development candidates would be found to infringe any valid claim of these patents.
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
•US Patent No. 9,566,234 (expires January 18, 2034)
•US Patent No. 9,827,317 (expires April 8, 2024)
•US Patent No. 9,895,385 (expires May 15, 2035)

•US Patent No. 10,251,900 (expires May 15, 2035)
•US Patent No. 10,751,355 (expires May 15, 2035)

In addition, we own five pending US patent applications that cover the ARIKAYCE composition and/or its use in treating NTM, including MAC lung infections. We also own a pending US application that covers methods for making ARIKAYCE. One or more of these patent applications, if issued as patents in their current form, may be eligible for listing in the FDA Orange Book for ARIKAYCE. We anticipate that in the US, we will have patent coverage for ARIKAYCE and its use in treating NTM lung disease, including NTM lung disease caused by MAC, through May 15, 2035.
Eight patents have been granted by the European Patent Office (EPO) (European Patent Nos. 1581236, 1909759, 1962805, 2823820, 3067046, 3142643, 3427742 and 3466432) that relate to ARIKAYCE and its use in treating NTM, including MAC lung infections. In addition, we have four patent applications pending before the EPO that relate to ARIKAYCE and its use in treating NTM lung disease. We also have a pending European application that describes certain methods of making ARIKAYCE. European Patent No. 2363114 was opposed by Generics (UK) Ltd, a wholly-owned subsidiary of Mylan NV, and was revoked in November 2020. European Patent No. 1909759 (the '759 patent), owned by us, was previously opposed by Generics (UK) Ltd. A hearing was held on October 19, 2015, during which we submitted amended claims. The European Patent Office Opposition Division (EPOOD) maintained the patent as amended and Generics (UK) Ltd appealed the decision. The EPO Technical Board of Appeals heard arguments related to the appeal on January 8, 2019 and the product claims of the patent were held invalid. The method of manufacture claims was remitted to the EPOOD for further consideration, and remain enforceable. Oral proceedings related to the method of manufacture claims were scheduled to take place via videoconference on January 19, 2021, but the EPO has since indicated that the proceeding would instead continue based on written submissions. European Patent Nos. 1962805 and 3067046, both of which expire approximately five months after the ‘759 patent (December 5, 2026 vs. July 19, 2026), also include claims related to ARIKAYCE and its use in treating NTM lung disease. European Patent Nos. 3142643 and 3466432 each expire May 15, 2035 and include claims related to ARIKAYCE and its use for treating MAC lung infections.
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
Brensocatib Patents
Through our agreement with AstraZeneca, we have licensed US Patent Nos. 9,522,894, 9,815,805, 10,287,258 and 10,669,245, which have claims related to brensocatib and methods for using brensocatib. Each of these patents expires January 21, 2035 (not taking into account any potential patent term extension). Counterpart patent applications are pending in the US and throughout the world.
TPIP Patents
We own US Patent Nos. 9,255,064, 9,469,600 and 10,010,518, each expiring October 24, 2034 (not taking into account any potential patent term extensions or adjustments), each with claims covering hexadecyl-treprostinil, the treprostinil prodrug component of TPIP, or its use. US Patent No. 9,255,064 has claims reciting hexadecyl-treprostinil, and other treprostinil prodrugs. US Patent No. 9,469,600 has claims directed to TPIP and other treprostinil prodrug formulations. US Patent No. 10,010,518 has claims directed to methods of treating pulmonary hypertension, including PAH, with TPIP and other treprostinil prodrug formulations and expires October 24, 2034. Counterpart patent applications to these US Patents have issued in Europe, Japan and other foreign jurisdictions. Counterpart patent applications to these US Patents are also pending in select jurisdictions, including the US, Europe and Japan.
We own pending patent applications that relate to methods for using treprostinil prodrugs and formulations comprising the same, including TPIP in treating patients with PAH and other diseases, as well as methods for manufacturing such treprostinil prodrugs and formulations.
The basic terms of utility patents issued in the US are the longer of 17 years from the issue date or 20 years from the earliest effective filing date, if the patent was in force on or was issued from a patent application that was filed prior to June 8, 1995; or 20 years from the earliest effective filing date, if the patent application was filed on or after June 8, 1995. All ARIKAYCE, brensocatib and TPIP patents and patent applications have earliest effective filing dates falling after June 8, 1995. The basic term of foreign utility patents may vary in accordance with provisions of applicable local law, but is typically 20 years from the earliest effective filing date.

Trademarks
In addition to our patents and trade secrets, we have filed applications to register certain trademarks in the US and/or abroad, including INSMED and ARIKAYCE. At present, we have received two registrations for the INSMED mark and one registration for the ARIKAYCE mark from the US Patent and Trademark Office (USPTO). We have also received notices of allowance or registrations in a number of countries abroad for the INSMED and ARIKAYCE marks, among others. The EMA has authorized the use of the name ARIKAYCE liposomal, and the FDA has approved our use of the name ARIKAYCE, as the trade name for amikacin liposome inhalation suspension. Our ability to obtain and maintain trademark registrations will in certain geographical locations depend on making use of the mark in commerce on or in connection with our products and approval of the trademarks for our products by regulatory authorities in each country.
License and Other Agreements
ARIKAYCE-related Agreements
We currently rely, and will continue to rely, on agreements with a number of third parties in connection with the development and manufacture of ARIKAYCE.
PARI
We have a licensing agreement with PARI for use of the optimized Lamira Nebulizer System for delivery of ARIKAYCE in treating patients with NTM lung infections, CF and bronchiectasis. Under the licensing agreement, we have rights under several US and foreign issued patents and patent applications involving improvements to the optimized Lamira Nebulizer System, to exploit the system with ARIKAYCE for the treatment of such indications, but we cannot manufacture the nebulizers except as permitted under our Commercialization Agreement with PARI, which is described in further detail below. Lamira has been approved for use in the US (in combination with ARIKAYCE) and EU and is authorized for use in Japan. We also currently have rights to use the nebulizers in expanded access programs and clinical trials. Lamira is labeled as investigational for use in our clinical trials in Japan, Canada and Australia and must receive regulatory approval before we can market ARIKAYCE outside the US and EU.

We have certain obligations under this licensing agreement in relation to specified licensed indications. With respect to NTM, we met all obligations to achieve certain commercial, developmental and regulatory milestones by the required deadlines. With respect to bronchiectasis, we have an obligation to use commercially reasonable efforts to initiate a Phase 3 trial for bronchiectasis by a set deadline. With respect to CF, we are obligated to use commercially reasonable efforts to develop, obtain regulatory and reimbursement approval, market and sell ARIKAYCE in two or more major European countries, as well as to achieve certain milestones specified in the licensing agreement. Termination of the licensing agreement or loss of exclusive rights may occur if we fail to meet our obligations, including payment of royalties to PARI.
Under the licensing agreement, we paid PARI an upfront license fee and milestone payments. Upon FDA acceptance of our NDA and the subsequent FDA and EMA approvals of ARIKAYCE, we made additional milestone payments of €1.0 million, €1.5 million and €0.5 million, respectively, to PARI. In October 2017, we exercised an option to buy-down the royalties payable to PARI. PARI is entitled to receive royalty payments in the mid-single digits on the annual global net sales of ARIKAYCE pursuant to the licensing agreement, subject to certain specified annual minimum royalties.
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
Resilience
In February 2014, we entered into a contract manufacturing agreement with Therapure Biopharma Inc., which has been assumed by Resilience, for the manufacture of ARIKAYCE, on a non-exclusive basis, at a 200 kg scale. Pursuant to the agreement, we collaborated with Resilience to construct a production area for the manufacture of ARIKAYCE in Resilience's existing manufacturing facility in Mississauga, Ontario, Canada. The agreement has an initial term of five years, which began in October 2018, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years' prior written notice to the other party. Notwithstanding the foregoing, the parties have rights and obligations under the agreement prior to the commencement of the initial term. Under the agreement, we are obligated to pay a minimum of $6 million for commercial ARIKAYCE batches produced and certain manufacturing activities each calendar year. The agreement allows for termination by either party upon the occurrence of certain events, including (i) the material breach by the other party of any provision of the agreement or the quality agreement expected to be entered into between the parties, and (ii) the default or bankruptcy of the other party. In addition, we may terminate the agreement for any reason upon no fewer than 180 days' advance notice.
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
Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT)
In 2004 and 2009, we entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby we received $1.7 million and $2.2 million in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the agreements, as amended, we owe milestone payments to CFFT of $13.4 million in the aggregate, of which $1.0 million has been paid through December 31, 2020, which are payable through 2025. Furthermore, if certain global sales milestones are met within five years of the commercialization of ARIKAYCE, we would owe up to an additional $3.9 million. We have determined the likelihood of meeting such global sales milestones and have accrued for these contingent obligations proportionally based on net sales of ARIKAYCE.
PPD Development, L.P.
In April 2020, we entered into a master services agreement with PPD Development, L.P. (PPD) pursuant to which we retained PPD to perform clinical development services in connection with certain of our clinical research programs. The master services agreement has an initial term of five years. Either party may terminate (i) any project addendum under the master services agreement for any reason and without cause upon 30 days’ written notice, (ii) any project addendum in the event of the other party’s breach of the master services agreement or such project addendum upon 30 days’ written notice, provided that such breach is not cured within such 30-day period, (iii) the master services agreement or any project addendum immediately upon the occurrence of an insolvency event with respect to the other party or (iv) any project addendum upon 30 days’ written notice if (a) the continuation of the services under such project addendum would post material ethical or safety risks to study participants, (b) any approval from a regulatory authority necessary to perform the applicable study is revoked, suspended or expires without renewal or (c) in the reasonable opinion of such party, continuation of the services provided under such project addendum would be in violation of applicable law. We have entered into project addenda with PPD to perform clinical development services over several years for, but not limited to, our ARISE, ENCORE and ASPEN studies. We currently expect to incur approximately $200 million of costs related to these project addenda.
Brensocatib-related Agreements
AstraZeneca
In October 2016, we entered into a license agreement with AstraZeneca (the AZ License Agreement), pursuant to which AstraZeneca granted us exclusive global rights for the purpose of developing and commercializing AZD7986 (renamed brensocatib). In consideration of the licenses and other rights granted by AstraZeneca, we made an upfront payment of $30.0 million in late October 2016. In December 2020, we incurred a $12.5 million milestone payment obligation upon the first dosing in a Phase 3 clinical trial of brensocatib. We are obligated to make a series of additional contingent milestone payments to AstraZeneca totaling up to $72.5 million upon the achievement of clinical development and regulatory filing milestones. If we elect to develop brensocatib for a second indication, we will be obligated to make an additional series of contingent milestone payments totaling up to $42.5 million, the first of which occurs at the initiation of a Phase 3 trial in the additional indication. We are not obligated to make any additional milestone payments for additional indications. In addition, we have agreed to pay AstraZeneca tiered royalties ranging from a high single-digit to mid-teens on net sales of any approved product based on brensocatib and one additional payment of $35.0 million upon the first achievement of $1 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with us for commercialization of brensocatib in chronic obstructive pulmonary disease or asthma. If we fail to comply with our obligations under our agreements with AstraZeneca (including, among other things, if we fail to use commercially reasonable efforts to develop and commercialize a product based on brensocatib, or we are subject to a bankruptcy or insolvency), AstraZeneca would have the right to terminate the license.
Competition
The biotechnology and pharmaceutical industries are highly competitive. We face potential competitors from many different areas including commercial pharmaceutical, biotechnology and device companies, academic institutions and scientists, other smaller or earlier stage companies and non-profit organizations developing anti-infective drugs and drugs for respiratory, inflammatory, immunology, oncology, and rare diseases. Many of these companies have greater human and financial resources and may have product candidates in more advanced stages of development and may reach the market before our product candidates. Competitors may develop products that are more effective, safer or less expensive or that have better tolerability or convenience. We also may face generic competitors where third-party payors will encourage use of the generic products. Although we believe that our formulation delivery technology, respiratory and anti-infective expertise, experience and knowledge in our specific areas of focus provide us with competitive advantages, these potential competitors could reduce our commercial opportunity. Additionally, there currently are, and in the future there may be, already-approved products for certain of the indications for which we are developing, or in the future may choose to develop, product candidates. For instance, PAH is a competitive indication with established products, including other formulations of treprostinil.
In the lung disease market, our major competitors include pharmaceutical and biotechnology companies that have approved therapies or therapies in development for the treatment of chronic lung infections. There are other companies that are currently conducting early stage clinical trials for the treatment of lung disease. We are not aware of any approved inhaled therapies specifically indicated for refractory NTM lung infections in North America, Europe or Japan, but, there is recommended treatment regimen that is utilized. The international treatment guidelines, which are issued by the ATS, ERS, ESCMID and IDSA, strongly recommend the use of ARIKAYCE for the treatment of patients with refractory NTM lung disease caused by MAC as a part of a combination antibacterial drug regiment for adult patients with limited or no alternative treatment options who have failed to convert to a negative sputum culture after at least six months of treatment.
Government Regulation
Orphan Drug Designation
United States
Under the Orphan Drug Act (ODA), the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, defined as a disease or condition for which the drug is intended affects fewer than 200,000 people in the US, if it meets certain criteria specified by the ODA and FDA. After the FDA grants orphan drug designation, the drug and the specific intended use(s) for which it has obtained designation are listed by the FDA in a publicly accessible database. The FDA has designated ARIKAYCE as an orphan drug for treatment of (i) infections caused by NTM, (ii) bronchiectasis in patients with Pseudomonas aeruginosa or other susceptible microbial pathogens and (iii) bronchopulmonary Pseudomonas aeruginosa infections in CF patients.
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
Preclinical Studies
Preclinical studies include laboratory evaluation of product chemistry, formulation and toxicity, and pharmacology, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including the FDA's good laboratory practice (GLP) regulations and the US Department of Agriculture's regulations implementing the Animal Welfare Act. An Investigational New Drug application (IND) sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical trial protocol, among other things, to the FDA as part of an IND. Certain non-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
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
Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will typically inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practice (cGMP) is satisfactory and the NDA contains data that provide substantial evidence of effectiveness for the proposed indication, generally consisting of adequate and well-controlled clinical investigations, and that the drug is safe for use under the conditions of use in the proposed labeling. The FDA also reviews the proposed labeling submitted with the NDA and typically requires changes in the labeling text.
After the FDA evaluates the NDA and the manufacturing and testing facilities, it issues either an approval letter or a complete response letter. Complete response letters generally outline the deficiencies in the submission and delineate the additional testing or information needed in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. An approval letter, which may specify post approval requirements, authorizes commercial marketing of the drug for the approved indication or indications and the other conditions of use set out in the approved prescribing information. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. The FDA sets a goal date by which the FDA expects to issue either an approval letter or a complete response letter, unless the review period is adjusted by mutual agreement between the FDA and the applicant or as a result of the applicant submitting a major amendment. The FDA's current performance goals call for the FDA to complete review of 90 percent of standard (non-priority) NDAs within 10 months and priority NDAs within six months of NDA filing (in the case of new molecular entity (NME) NDA submissions) or receipt (in the case of non-NME original NDA submissions).
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
Drugs that are designated as QIDPs may be eligible for priority review and will receive fast track designation upon the request of the sponsor, and also may be eligible for market exclusivity. A product is eligible for QIDP designation if it is an antibacterial or anti-fungal drug for human use that is intended to treat serious or life-threatening infections, including: those caused by an anti-bacterial or anti-fungal resistant pathogen, including novel or emerging infectious pathogens; or caused by qualifying pathogens listed by the FDA. A drug sponsor may request that the FDA designate its product as a QIDP at any time prior to NDA submission. The FDA must make a QIDP determination within 60 days of receiving the designation request. ARIKAYCE has been designated as a QIDP for NTM lung disease.
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
Exclusivities
After NDA approval, owners of relevant drug patents may obtain up to a five-year patent term extension on a single patent. The allowable patent term extension is calculated as half of the drug's testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval) up to a maximum of five years, to the extent such testing phase and approval phase occur after the issue date of the patent. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total post-NDA approval patent term including the extension may not exceed 14 years. For patents that might expire while a patent term extension application is pending, the patent owner may request an interim patent term extension. The Director of the USPTO shall extend, until a final determination is made, the term of the patent for periods of up to one year if the Director determines that the patent is eligible for extension. An interim patent term extension may be renewed up to four times until a final determination is made, and up to the amount of time for which the patent might be eligible for extension. For each interim patent term extension granted, the final patent term extension is reduced by a corresponding amount. Interim patent extensions may also be available for a patent that will expire before a drug is expected to be approved, but the NDA for the drug must have been submitted.

A variety of non-patent exclusivity periods are available under the FDCA that can delay the submission or approval of certain applications for competing products.
A five-year period of non-patent exclusivity within the US is granted to the first applicant to gain approval of an NDA for a new chemical entity (NCE). An NCE is a drug that contains no active moiety (the molecule or ion responsible for the action of the drug substance) that has been approved by the FDA in any other application submitted under section 505(b) of the FDCA. During the exclusivity period for an NCE, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company that references (i.e., relies on the FDA's prior approval of) the NCE drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement with respect to a patent listed with the FDA for the NCE drug.
A three-year period of non-patent exclusivity is granted for a drug product that contains an active moiety that has been previously approved, when the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to approval of the application, for example, for new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations, which means that the FDA may approve applications for other versions of the original, unmodified drug product. Where this form of exclusivity applies, it prevents FDA approval of an ANDA or 505(b)(2) NDA that is subject to the exclusivity for the three-year period; however, the FDA may accept and review ANDAs or 505(b)(2) NDAs during the three-year period.
These exclusivities also do not preclude FDA approval of a 505(b)(1) NDA for a duplicate version of the drug during the period of exclusivity, provided that the applicant conducts or obtains a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Products with QIDP designation may receive a five-year extension of other non-patent exclusivities for which the drug is also eligible, subject to certain limitations. Depending upon the scope of the non-patent exclusivity that is extended, the five-year extension might not prevent the FDA from approving a subsequent application for a change to the QIDP-designated drug that results in a new indication, route of administration, dosing, schedule, dosage form, delivery system, delivery device, or strength. A drug that has been designated as both an orphan drug and a QIDP for the same indication, like ARIKAYCE, might be eligible for a combined 12 years of exclusivity for that indication.
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
Combination Products
A combination product is a product comprising two or more regulated components (e.g., a drug and device) that are combined into a single product, co-packaged, or sold separately but intended for co-administration, as evidenced by the labeling for the products. Drugs that are administered using a nebulizer or another device, such as ARIKAYCE or TPIP, are examples of combination drug/device products.
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
When evaluating an application for a combination product, a lead Center may consult other Centers and apply the standards that would be applicable but still retain reviewing authority, or it may assign review of a specific section of the application to another Center, delegating its review authority for that section. Depending on the type of combination product, approval or clearance could be obtained through submission of a single marketing application or through separate applications for the individual constituent parts (e.g., an NDA for the drug and a premarket notification for the device). The FDCA directs the FDA to conduct a review of a combination product under a single marketing application whenever appropriate. The agency has the discretion to require the submission of separate applications to more than one Center, and applicants may choose to submit separate applications for constituent parts of a combination (unless the FDA determines one application is necessary). One reason to submit multiple applications is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity. If multiple applications are submitted, each application is generally reviewed by the Center with authority over each application type. For combination products that contain an approved constituent part (such as a drug-device combination product in which the device has previously received clearance), the FDA may require that the application(s) include only such information as is necessary to meet the standard for clearance or approval, taking into account any prior finding of safety or effectiveness for the approved constituent part.
Like their constituent products—e.g., drugs and devices—combination products are highly regulated and subject to a broad range of post marketing requirements including cGMP, adverse event reporting, periodic reports, labeling and advertising and promotion requirements and restrictions.
Disclosure of Clinical Trial Information
Under US and certain foreign laws intended to improve clinical trial transparency, sponsors of clinical trials may be required to register and disclose certain information about their clinical trials. This can include information related to the investigational drug, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial. This information is then made publicly available. Under US regulations, sponsors are obligated to disclose the results of these trials after completion. In the US, disclosure of the results of these trials can be delayed for up to two years if the sponsor is seeking initial approval of the product or approval of a new indication. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.
Other Post-approval Regulatory Requirements
Once an NDA is approved, a product will be subject to certain post-approval requirements, including those relating to advertising, promotion, adverse event reporting, recordkeeping, and cGMP, as well as registration, listing, and inspection. There also are continuing, annual user fee requirements.
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
All aspects of pharmaceutical manufacture must conform to cGMP after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the FDA inspects manufacturing facilities to assess compliance with cGMP. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP.
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
For classes of devices other than Class I, a manufacturer must have a Notified Body test and certify conformity of its design and production procedures or its products with the essential requirements of Directive 93/42. Certification takes the form of a certificate of conformity issued by the Notified Body, which is valid throughout the EU. Upon certification by the Notified Body, the manufacturer affixes the CE mark to the medical device, which allows the product to move freely within the EU and thus prevents EU Member States from restricting sales and marketing of the devices, unless such measure is justified on the basis of evidence of non-compliance. Ultimately, the manufacturer is responsible for the conformity of the device with the essential requirements and for the affixing of the CE mark. Lamira is CE marked by PARI in the EU.
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
In May 2017, the EU adopted a new Medical Devices Regulation (EU) 2017/745 (MDR), which will repeal and replace Directive 93/42 with effect from May 26, 2021. The MDR envisages, among other things, stricter controls of medical devices, including strengthening of the conformity assessment procedures, increased expectations as regards clinical data for devices and pre-market regulatory review of high-risk devices. Under transitional provisions, medical devices with notified body certificates issued under Directive 93/42 prior to May 26, 2021 may continue to be placed on the market for the remaining validity of the certificate, until May 27, 2024 at the latest. After the expiry of any applicable transitional period, only devices that have been CE marked under the MDR may be placed on the market in the EU.
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
Pediatric Information
United States
Under the Pediatric Research Equity Act of 2003 (PREA), certain NDAs and supplements must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may, on its own initiative or at the request of an applicant, grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, and subject to an exception for certain oncology drugs, PREA does not apply to any drug for an indication for which orphan designation has been granted. Under the Best Pharmaceuticals for Children Act (BPCA), pediatric research is incentivized by the possibility of six months of pediatric exclusivity, which if granted, is added to existing exclusivity periods and patent-based exclusivity listed for the applicable drug in the FDA's Orange Book at the time the sponsor satisfies the FDA's "written request" for pediatric research. Sponsors may seek to negotiate the terms of a written request during drug development. While the sponsor of an orphan-designated drug may not be required to perform pediatric studies under PREA unless one of the above exceptions applies, they are eligible to participate in the incentives under the BPCA if the FDA issues a written request.
European Union
In the EU, new drugs (i.e. drugs containing a new active substance) for adults must also be tested in children. This mandatory pediatric testing is carried out through the implementation of a pediatric investigation plan (PIP), which is proposed by the applicant and approved by the EMA. A PIP contains all the studies to be conducted and measures to be taken in order to support the approval of the new drug, including pediatric pharmaceutical forms, in all subsets of the pediatric population. Validation of the MAA for adults is subject to the implementation of the PIP, subject to one or more waivers or deferrals. On the one hand, the PIP may allow a deferral for one or more of the studies or measures included therein in order not to delay the approval of the drug in adults, and, on another hand, the EMA may grant either a product-specific waiver for the (adult) disease/condition or one or more pediatric subsets or a class waiver for the disease/condition. PIPs are subject to modifications from time to time, when they no longer are workable. Prior to obtaining the validation of a MAA for adults, the applicant has to demonstrate compliance with the PIP at the time of submission of the application. In the case of orphan medicinal products, completion of an approved PIP can result in an extension of the market exclusivity period from ten to twelve years.

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
Regulation Outside the US, Europe and Japan
In addition to regulations in the US, Europe and Japan, we will be subject to a variety of regulations in other jurisdictions governing clinical studies of our candidate products, including medical devices. Regardless of whether we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of countries outside the US before we can commence clinical studies or marketing of the product candidate in those countries. The requirements for approval and the approval process vary from country to country, and the time may be longer or shorter than that required for FDA approval. Under certain harmonized medical device approval/clearance regulations outside the US, reference to US clearance permits fast-tracking of market clearance. Other regions are harmonized with EU standards, and therefore recognize the CE mark as a declaration of conformity to applicable standards. Furthermore, we must obtain any required pricing approvals in addition to regulatory approval prior to launching a product candidate in the approving country. The discussion of EU government regulations also applies to the United Kingdom.
Early Access Programs (EAPs)
Certain countries allow the supply or use of non-authorized medicinal products within strictly regulated EAPs. Some may also provide reimbursement for drugs provided in the context of EAPs. Under EU law, member states are authorized to adopt national legal regimes for the supply or use of non-authorized drugs in case of therapeutic needs. The most common national legal regimes are compassionate use programs and named patient sales, but other national regimes for early access may be available, depending on the member state. For drugs that must be approved through the centralized procedure, such as orphan drugs, compassionate use programs are also regulated at the European level. ARIKAYCE is available in certain countries under these early access programs.
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

As one of the conditions for obtaining Medicaid and, if applicable, Medicare Part B coverage for our marketed pharmaceutical products, we will need to agree to pay a rebate to state Medicaid agencies that provide reimbursement for those products. We will also have to agree to sell our commercial products under contracts with the Department of Veterans Affairs, Department of Defense, Public Health Service, and numerous other federal agencies as well as certain hospitals that are designated by federal statutes to receive drugs at prices that are significantly below the price we charge to commercial pharmaceutical distributors. These programs and contracts are highly regulated and will impose restrictions on our business. Failure to comply with these regulations and restrictions could result in adverse consequences such as civil money penalties, imposition of a Corporate Integrity Agreement and/or a loss of Medicare and Medicaid reimbursement for our drugs.
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
Members of Congress have indicated an interest in legislative measures designed to lower drug costs. The Biden Administration has also indicated that lowering prescription drug prices is a priority. Drug pricing is an active area for regulatory reform at both the federal and state levels, and significant changes to current drug pricing and reimbursement structures in the US could be forthcoming
Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of drugs through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to patients. Some jurisdictions operate positive and negative list systems under which drugs may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for drugs, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new drugs. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drugs will allow favorable reimbursement and pricing arrangements for any of our products.
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
Employees
As of December 31, 2020, we had a total of 521 employees: 213 in research, clinical, regulatory, medical affairs and quality assurance; 41 in technical operations, manufacturing and quality control; 99 in general and administrative functions; and

168 in commercial activities. We had 403 employees in the US, 74 employees in Europe and 44 employees in Japan. We anticipate increasing our headcount in 2021.
None of our employees are represented by a labor union and we believe that our relations with our employees are generally good. Generally, our employees are at-will employees; however, we have entered into employment agreements with certain of our executive officers.
Human Capital
Employee Attraction, Retention and Development
We are dedicated to attracting and retaining the best possible talent. Our compensation program, including short- and long-term incentives and benefits, is designed to allow us to attract and retain individuals whose skills are critical to our current and long-term success. Total compensation is generally positioned within a competitive range of the peer market median, with differentiation based on tenure, skills, proficiency, and performance to attract and retain key talent. With our compensation program, we also aim to align the interests of our employees with those of our stockholders.
We believe that continued growth and development are essential to the professional well-being of our team. We seek to develop our employee talent within the organization through access to training, continuous learning programs and other development initiatives. As our organization and capabilities grow, we aim to ensure we have provided our team members with the guidance and resources they need to develop as professionals and to support our business.
Core Values
Five core values—collaboration, accountability, passion, respect, and integrity—set the tone for our culture and guide the actions we take each day. We strive to ensure that these values drive all of our human capital endeavors, including our annual employee feedback process, our Leadership Competencies, our Recognition Program, and our new employee onboarding initiatives.

Diversity and Inclusion

We are focused on maintaining a diverse and inclusive atmosphere. Among other factors in hiring, we consider geographic, gender, age, racial and ethnic diversity. Currently, women represent 50% of our executive team, and 30% of our board of directors. We expect to continue implementing initiatives to enhance our workforce diversity, advance the development of diverse talent and ensure diverse succession plans both in our employee workforce and our board of directors. These initiatives include the establishment of a series of focus groups centered around diversity and inclusivity.

COVID-19

We are committed to the safety and well-being of our workforce. During the COVID-19 pandemic, our employees are provided the ability to work virtually in order to flexibly manage business and home responsibilities during the global pandemic. We have enhanced our internal communications and touch points to ensure connectivity to our workforce. With the exception of our laboratory personnel, who returned to the laboratories during the summer as other regions opened, our employees are able to use their own discretion to use our facilities. Returning to the office has not been required for the majority of our workforce. For those who do choose to work from the office, all of our facilities have been appropriately evaluated and maintained for social distancing and sanitation on a daily basis in line with state and CDC guidelines. We will continue to manage this situation with a focus towards the safety of our employees.

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
Risk Factor Summary
An investment in our securities is subject to various risks, the most significant of which are summarized below.
•Our prospects are highly dependent on the success of our only approved product, ARIKAYCE. If we are unable to successfully commercialize or maintain approval for ARIKAYCE, our business, financial condition, results of operations and prospects and the value of our common stock will be materially adversely affected.
•The commercial success of ARIKAYCE will depend on the degree of market acceptance by physicians, patients, third-party payors and others in the healthcare community.
•We obtained regulatory approval of ARIKAYCE in the United States (US) through an accelerated approval process, and full approval will be contingent on successful completion of a confirmatory post-marketing study.
•We remain subject to substantial, ongoing regulatory requirements in the US related to ARIKAYCE, and failure to comply with these requirements could lead to enforcement action or otherwise materially harm our business.
•If we are unable to obtain adequate reimbursement from government or third-party payors for ARIKAYCE or if we are unable to obtain acceptable prices for ARIKAYCE, our prospects for generating revenue and achieving profitability will be materially adversely affected.
•ARIKAYCE could develop unexpected safety or efficacy concerns, which would likely have a material adverse effect on us.
•If estimates of the size of the potential markets for ARIKAYCE, brensocatib, treprostinil palmitil inhalation powder (TPIP) and our other product candidates are overstated or data we have used to identify physicians is inaccurate, our ability to earn revenue to support our business could be materially adversely affected.
•If we are unable to successfully market and sell ARIKAYCE, our ability to generate revenue will be adversely affected.
•We may not be successful in clinical trials or in obtaining regulatory approvals required to expand the indications for which ARIKAYCE was approved, which may materially adversely affect our prospects and the value of our common stock.
•The novel coronavirus (COVID-19) pandemic and efforts to reduce its spread have negatively impacted, and could continue to negatively impact, our business and operations.
•Pharmaceutical research and development is very costly and highly uncertain, and we may not succeed in developing product candidates in the future.
•We may not be able to obtain regulatory approvals for ARIKAYCE outside of the US or European Union (EU) or for our product candidates in the US, Europe, Japan or other markets, which may materially adversely affect us.
•We will not be able to commercialize ARIKAYCE if the Lamira Nebulizer System is not approved or cleared for use as a delivery system for ARIKAYCE by regulators in additional markets.
•If our clinical studies do not produce positive results or our clinical trials are delayed, or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates in the US, Europe, Japan or other markets.
•We may not be able to enroll enough patients to conduct and complete our clinical trials or retain a sufficient number of patients in our clinical trials to generate the data necessary for regulatory approval of our product candidates.
•If we are unable to form and sustain relationships with third party service providers that are critical to our business, or if any third-party arrangements that we may enter into are unsuccessful, our ability to develop and commercialize our products may be materially adversely affected.

•We may not have, or may be unable to obtain, sufficient quantities of ARIKAYCE, the Lamira Nebulizer System or our product candidates to meet our required supply for commercialization or clinical studies, which would materially harm our business.
•Adverse consequences to our business could result if we and our manufacturing partners fail to comply with applicable regulations or maintain required approvals.
•We are dependent upon retaining and attracting key personnel, the loss of whose services could materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
•We may encounter difficulties in managing our growth, which could disrupt our operations.
•Any acquisitions we make, or collaborative relationships we enter into, may not be clinically or commercially successful, and may require financing or a significant amount of our available cash, which could adversely affect our business.
•Our business and operations, including our drug development programs, could be materially disrupted in the event of system failures, security breaches, violations of data protection laws or data loss or damage by us or our clinical research organizations (CROs) or other contractors or consultants.
•We have limited experience operating internationally, are subject to a number of risks associated with our international activities and operations and may not be successful in our efforts to expand internationally.
•We operate in a highly competitive and changing environment, and if we are unable to adapt to our environment, we may be unable to compete successfully.
•If we are unable to protect our intellectual property rights adequately, the value of ARIKAYCE and our product candidates could be materially diminished.
•If we fail to comply with obligations in our third party agreements, our business could be adversely affected, including as a result of the loss of license rights that are important to our business.
•Government healthcare reform could materially increase our costs, which could materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
•If we fail to comply with applicable laws, including "fraud and abuse" laws, anti-corruption laws and trade control laws, we could be subject to negative publicity, civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
•If another party obtains orphan drug exclusivity for a product that is essentially the same as a product we are developing for a particular indication, we may be precluded or delayed from commercializing the product in that indication.
•Our use of hazardous materials could expose us to damages, fines, penalties and sanctions and materially adversely affect our results of operations and financial condition.
•We have a history of operating losses, expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.
•We may need to raise additional funds to continue our operations, but we face uncertainties with respect to our ability to access capital.
•We have outstanding indebtedness in the form of convertible senior notes, and may incur additional indebtedness in the future, which could adversely affect our financial position, prevent us from implementing our strategy, and dilute the ownership interest of our existing shareholders.
•The accounting method for the Convertible Notes may have an adverse effect on our reported financial results.
•We may be unable to use certain of our net operating losses and other tax assets.
•The market price of our stock has been and may continue to be highly volatile, which could lead to shareholder litigation against us.
•Certain provisions of Virginia law, our articles of incorporation and amended and restated bylaws and arrangements between us and our employees could hamper a third-party’s acquisition of, or discourage a third-party from attempting to acquire control of us.
Risks Related to the Commercialization and Continued Approval of ARIKAYCE

Our prospects are highly dependent on the success of our only approved product, ARIKAYCE, which was approved in the United States as ARIKAYCE (amikacin liposome inhalation suspension) and in the EU as ARIKAYCE® Liposomal 590 mg Nebuliser Dispersion. If we are unable to successfully commercialize or maintain approval for ARIKAYCE, our business, financial condition, results of operations and prospects and the value of our common stock will be materially adversely affected.
Our long-term viability and growth depend on the successful commercialization of ARIKAYCE, our only approved product. ARIKAYCE was approved in the US for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting, as defined by patients who do not achieve negative sputum cultures after a minimum of six consecutive months of a multidrug background regimen therapy. Subsequently, ARIKAYCE was approved in the EU for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis. We refer to NTM lung disease caused by MAC as MAC lung disease. We have invested and continue to invest significant efforts and financial resources in the commercialization of ARIKAYCE, and our ability to generate revenue from ARIKAYCE will depend heavily on successfully commercializing and obtaining full regulatory approval for ARIKAYCE by conducting an appropriate confirmatory post-marketing study. ARIKAYCE was our first commercial launch, and its successful commercialization and our receipt of full regulatory approval for ARIKAYCE in the US are subject to many risks.
The commercial success of ARIKAYCE will depend on the degree of market acceptance by physicians, patients, third-party payors and others in the healthcare community.
Despite receiving US Food and Drug Administration (FDA) and European Commission (EC) approval of ARIKAYCE, market acceptance may vary among physicians, patients, third-party payors or others in the healthcare community. ARIKAYCE was the first product approved in the US via the LPAD pathway, and there is limited information on how this approval may impact market acceptance of the product. If ARIKAYCE does not achieve and maintain an adequate level of acceptance, it is not likely that we will continue to generate significant revenue or become profitable. The degree of market acceptance of ARIKAYCE, which we launched in the US early in the fourth quarter of 2018 and in the EU in the fourth quarter of 2020, is also dependent on a number of additional factors, including the following:
•The willingness of the target patient population to use, and of physicians to prescribe, ARIKAYCE;
•The efficacy and potential advantages of ARIKAYCE over alternative treatments;
•The risk and safety profile of ARIKAYCE, including, among other things, physician and patient concern regarding the US boxed warning and other safety precautions resulting from its association with an increased risk of respiratory adverse reactions, and any adverse safety information that becomes available as a result of longer-term use of ARIKAYCE;
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
As a condition of accelerated approval, we must conduct a post-approval confirmatory clinical trial. In the fourth quarter of 2020, we commenced the post-approval confirmatory frontline clinical trial program for ARIKAYCE in patients with MAC lung disease. The front-line clinical trial program consists of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed MAC using the PRO tool validated in the ARISE trial. We are running these global studies in parallel and approximately 200 sites are expected to be initiated for these clinical trials. The frontline clinical program is intended to fulfill the FDA’s post-marketing requirement to allow for full approval of ARIKAYCE by the FDA, and verification and description of clinical benefit in the ENCORE trial will be necessary for full approval of ARIKAYCE. Pursuant to the timetable agreed upon with the FDA when the approval letter of ARIKAYCE was received, confirmatory trial results are to be reported by 2024. There is little precedent for clinical development and regulatory expectations for agents to treat MAC lung disease. If our PRO tool is not validated in the ARISE trial, we would need to develop a new clinical endpoint for the ENCORE trial. We may also encounter substantial delays in enrolling and conducting these trials, and we may not be able to enroll and conduct the trials in a manner satisfactory to the FDA or within the time period required by the FDA. If the ENCORE trial is not successful, the FDA could, among other things, withdraw its approval of ARIKAYCE. Separate from the confirmatory trial, additional results from ongoing and recently completed studies may affect the FDA’s benefit-risk analysis for the product. Additionally, ARIKAYCE is subject to post-marketing commitments consisting of implementation of a healthcare provider communication plan, conducting a drug utilization assessment, and conducting further studies to identify an optimal quality control in vitro drug release method. Failure to meet post-marketing commitments may raise additional regulatory challenges.
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
•Enforcement actions, such as a product recalls, or product shortages due to failure to meet certain manufacturing or regulatory requirements, including the successful completion and results of quality control or release testing;
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
Any of these events could reduce market acceptance of ARIKAYCE, substantially reduce our revenue, increase the costs of operating our business, and cause us significant reputational damage, among other consequences. We are subject to similar ongoing regulatory oversight in the EU and, if we ultimately receive approval for ARIKAYCE in other jurisdictions, we expect to be subject to similar ongoing regulatory oversight by the relevant foreign regulatory authorities.
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
Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-US regulatory authorities and/or may set a reimbursement rate that is too low to support a profitable sales price for the product. In the US, payors have restricted and may also continue to restrict coverage of ARIKAYCE by using a variable co-payment structure that imposes higher costs on patients for drugs that are not preferred by the payor and by imposing requirements for prior authorization or step edits. Subsequent approvals of competitive products could result in a detrimental change to the reimbursement of our products. The occurrence of any of these events likely would adversely impact market acceptance and demand for ARIKAYCE, which, in turn, could affect our ability to successfully commercialize ARIKAYCE and adversely impact our business, financial condition, results of operations and prospects and the value of our common stock.
There is a significant focus in the US healthcare industry and elsewhere on drug prices and value, and public and private payors are taking increasingly aggressive steps to control their expenditures for pharmaceuticals by, inter alia, negotiating manufacturer discounts and placing restrictions on reimbursement, and patient access to, medications. These pressures could negatively affect our business. We expect changes in the Medicare program and state Medicaid programs, as well as managed care organizations and other third-party payors, to continue to put pressure on pharmaceutical product pricing. For instance, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) expanded Medicare outpatient prescription drug coverage for the elderly through Part D prescription drug plans sponsored by private entities and authorized such plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. The plans generally negotiate significant price concessions as a condition of formulary placement. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs, which is generally believed to have resulted in lower Medicare reimbursement for physician-administered drugs. These cost reduction initiatives and other provisions of this legislation provide additional pressure to contain and reduce drug prices and could decrease the coverage and price that we receive for any approved products and could seriously harm our business. Although the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations when setting their own reimbursement rates, and any reimbursement reduction resulting from the MMA may result in a similar reduction in payments from private payors. Additionally, the Patient Protection and Affordable Care Act (ACA) revised the definition of “average manufacturer price” for reporting purposes and increased the minimum percentage for Medicaid drug rebates to states, required drug manufacturers to provide a significant discount (70% as of January 1, 2019) on prescriptions for branded drugs filled while the beneficiary is in the Medicare Part D coverage gap (also known as the donut hole), and imposed a significant annual fee on companies that manufacture or import branded prescription drug products. We believe it is likely that the ACA, or any legislation enacted to amend or replace it, will continue the pressure on pharmaceutical pricing, especially under the Medicare program, and also may increase our regulatory burdens and operating costs. Such changes may have a significant impact on our ability to set a product price we believe is fair and may adversely affect our ability to generate revenue and achieve or maintain profitability. For instance, we have observed an increase in the time to fill prescriptions, particularly for patients that are insured through Medicare, in the first quarter of the year as a result of the donut hole, and, while we do not expect this situation to extend through the entire year, this situation may recur in the first quarter of subsequent years. We expect further federal and state proposals and healthcare reforms to continue to be proposed, which could limit the prices that can be charged for the products we develop or may otherwise limit our commercial opportunity. See Reimbursement of Pharmaceutical Products in Item 1 of Part I of this Annual Report on Form 10-K for more information. In addition, in connection with various government programs, we are required to report certain pricing information to the government, and the failure to do so may subject us to penalties.
In markets outside the US, including countries in Europe, Japan and Canada, pricing of pharmaceutical products is subject to governmental control. Evaluation criteria used by many government agencies in European countries for the purposes of pricing and reimbursement typically focus on a product’s degree of innovation and its ability to meet a clinical need unfulfilled by currently available therapies. The ACA created a similar entity, the Patient-Centered Outcomes Research Institute, designed to review the effectiveness of treatments and medications in federally-funded healthcare programs. An adverse result could lead to a treatment or product being removed from Medicare or Medicare coverage. The decisions of such governmental agencies could affect our ability to sell our products profitably.
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
ARIKAYCE was granted accelerated approval from the FDA based on Month 6 data from the CONVERT study. In the US, ARIKAYCE is now being used by larger numbers of patients, potentially for longer periods of time, and we and others (including regulatory agencies and private payors) will collect extensive information on the efficacy and safety of ARIKAYCE by monitoring its use in the marketplace. In addition, we are conducting a confirmatory trial to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease and may conduct additional trials in connection with lifecycle management programs for ARIKAYCE in the US. New safety or efficacy data from both market surveillance and our clinical trials may result in negative consequences including the following:
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
If estimates of the size of the potential markets for ARIKAYCE, brensocatib, treprostinil palmitil inhalation powder (TPIP) and our other product candidates are overstated or data we have used to identify physicians is inaccurate, our ability to earn revenue to support our business could be materially adversely affected.

We have relied on external sources, including market research funded by us and third parties, and internal analyses and calculations to estimate the potential market opportunities for ARIKAYCE, brensocatib, TPIP and our other product candidates. The externally sourced information used to develop these estimates has been obtained from sources we believe to be reliable, but we have not verified the data from such sources, and their accuracy and completeness cannot be assured. With respect to ARIKAYCE, our internal analyses and calculations are based upon management’s understanding and assessment of numerous inputs and market conditions, including, but not limited to, the projected increase in prevalence of MAC lung disease, Medicare patient population growth and ongoing population shifts to geographies with increased rates of MAC lung disease. These understandings and assessments necessarily require assumptions subject to significant judgment and may prove to be inaccurate. As a result, our estimates of the size of these potential markets for ARIKAYCE could prove to be overstated, perhaps materially.
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
We continue to build our global marketing and sales organization, and we have limited experience in marketing drug products. If we are unable to successfully market and sell ARIKAYCE, our ability to generate revenue will be adversely affected.
In order to commercialize ARIKAYCE, we must develop marketing, market access, sales and distribution capabilities on our own or make arrangements with third parties for its marketing, sale and distribution. We have commenced commercialization of ARIKAYCE in the US and Europe using our sales force, but we may not continue to be successful in these efforts. If approved, we also plan to commercialize ARIKAYCE in Japan using our own sales force. The establishment, development and maintenance of our own sales force is and will continue to be expensive and time-consuming. As a result, we may seek one or more partners to handle some or all of the sales and marketing of ARIKAYCE in certain markets outside the US following approval by the relevant regulatory authority in those markets. However, we may not be able to enter into arrangements with third parties to sell ARIKAYCE on favorable terms or at all. In the event that either our own marketing, market access, and sales force or third-party marketing, market access, and sales organizations are not effective, we would not be able to successfully commercialize ARIKAYCE, which would adversely affect our ability to generate revenue and materially harm us.
ARIKAYCE was approved for treatment in a limited population of patients with refractory MAC lung disease, and additional clinical studies and regulatory applications will be required to expand its indication. We may not be successful in these trials or in obtaining such regulatory approval, which may materially adversely affect our prospects and the value of our common stock.
The FDA granted accelerated approval of ARIKAYCE for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting, as defined by patients who do not achieve negative sputum culture after a minimum of six consecutive months of a multidrug background regimen therapy. Our CONVERT study and 312 study focused on this refractory population, and we do not anticipate obtaining an indication for a broader population of patients with MAC lung disease or any other illnesses or infections without additional clinical data. Additional clinical trials will require additional time and expense. We are conducting our confirmatory clinical trial program for full approval of ARIKAYCE, through the ARISE trial and the ENCORE trial, in the broader population of patients with MAC lung disease, but this trial program, along with any other clinical trials of ARIKAYCE may not be successful. Additional results from ongoing and recently completed studies may affect the FDA’s benefit-risk analysis for the product. If we are unable to expand the indication for use of ARIKAYCE, our prospects and the value of our common stock may be materially adversely affected.
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

We modified our business practices in March 2020 in an effort to allow infectious disease specialists and pulmonologists to focus on critical COVID-19 relief efforts and to aid in the global containment effort, including through implementation of a remote working policy for all employees. The remote working policy included all of our field-based therapeutic specialists and employees who support ARIKAYCE prescribers. Beginning on June 1, 2020, certain of our field-based employees who support ARIKAYCE prescribers were permitted to return to the field. To date, access to prescribers has been limited with significant regional variability. In the event of further increases in the number of COVID-19 cases nationwide, we may once again impose our remote working policy on all field-based employees. If our remote working policy continues and the focus of pulmonologists and infectious disease specialists remains on COVID-19, we expect that our business and results of operations in future periods could be negatively impacted. We also may take further actions as required by government authorities or that we determine are in the best interests of our employees, patients, partners, and suppliers in the future that harm our ability to promote ARIKAYCE or support patients beginning treatment with ARIKAYCE, which could negatively impact our business and results of operations.
COVID-19 may also have an adverse impact on our operations and supply chain as a result of (i) our or our third-party manufacturers’ employees or other key personnel becoming infected, (ii) preventive and precautionary measures that governments and we and other businesses, including our third-party manufacturers, are taking, such as border closures, prolonged quarantines and other travel restrictions, (iii) shortages of supplies necessary for the manufacture of ARIKAYCE, including as a result of government orders providing for the requisition of personal protective equipment and other medical supplies and equipment, and (iv) cold-chain storage and shipping limitations resulting from the need to prioritize delivery of one or more COVID-19 vaccines, which could cause disruptions or delays in our ability to distribute ARIKAYCE due to lack of sufficient cold-chain storage and shipping capacity. Any of these circumstances could impact the ability of third parties on which we rely to manufacture ARIKAYCE or its components and our ability to perform critical functions, which could significantly hamper our ability to supply ARIKAYCE to patients. While we have experienced no disruption to date in our supply chain, if we encounter delays or difficulties in the manufacturing process that disrupt our ability to supply ARIKAYCE, we may not be able to satisfy patient demand or we may experience a product stock-out, which would likely have a material adverse effect on our business.
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
We may not be able to obtain regulatory approvals for ARIKAYCE outside of the US or the EU or for our product candidates in the US, Europe, Japan or other markets. Any such failure to obtain regulatory approvals may materially adversely affect us.
We are required to obtain various regulatory approvals prior to studying our products in humans and then again before we market and distribute our products, and the failure to obtain such approvals will prevent us from commercializing our products, which would materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock. While we have obtained accelerated approval for ARIKAYCE in the US and approval in the EU, seeking approval for ARIKAYCE in other jurisdictions as well as approval for our product candidates in the US and foreign markets presents significant obstacles. Approval processes in the US, Europe and Japan require the submission of extensive preclinical and clinical data, manufacturing and quality information regarding the process and facility, scientific data characterizing our product and other supporting data in order to establish safety and effectiveness. These processes are complex, lengthy, expensive, resource intensive and uncertain. Regulators will also conduct a rigorous review of any trade name we intend to use for our products. Even after they approve a trade name, these regulators may request that we adopt an alternative name for the product if adverse event reports indicate a potential for confusion with other trade names and medication error. If we are required to adopt an alternative name, potential commercialization of ARIKAYCE or our product candidates could be delayed or interrupted. We have limited experience in submitting and pursuing applications necessary to obtain these regulatory approvals.
Data submitted to regulators are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. Even if we believe our clinical trial results are promising, regulators may disagree with our interpretation of data, study design or execution and may refuse to accept our application for review or decline to grant approval.
In addition, the grant of a designation by the FDA or European Medicines Agency (EMA) or approval by the FDA or EC does not ensure a similar decision by the regulatory authorities of other countries, and a decision by one foreign regulatory authority does not ensure regulatory authorities in other foreign countries or the FDA will agree with the decision. For instance, although ARIKAYCE received orphan drug designation in the US, ARIKAYCE did not qualify for orphan drug designation in Japan due to the estimated number of NTM patients in Japan exceeding 50,000. Similarly, clinical studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval procedures vary among countries and can involve additional product testing, including additional preclinical studies or clinical trials, and administrative review periods. The time required to obtain approval in these other territories might differ from that required to obtain FDA approval. We may never obtain approval for ARIKAYCE outside of the US and Europe or for our product candidates in the US or other jurisdictions, which would limit our market opportunities and materially adversely affect our business. Even if ARIKAYCE is approved outside of the US and Europe or if another product candidate is approved, regulators may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval.
We routinely assess regulatory strategies which could expedite the development and regulatory review of our product candidates in the US and other markets, but we may be unsuccessful in pursuing such strategies. The FDA has denied our request for orphan drug designation for brensocatib for the treatment of bronchiectasis. In addition, although we believe that TPIP could be eligible for approval under Section 505(b)(2), and thus could rely at least in part on studies not conducted by or for us and for which we do not have a right of reference, we may not obtain approval from the FDA to use this pathway.
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
We will not be able to commercialize ARIKAYCE if the Lamira Nebulizer System is not approved or cleared for use as a delivery system for ARIKAYCE by regulators in additional markets.
ARIKAYCE is administered using the Lamira Nebulizer System, and the Lamira Nebulizer System must receive regulatory approval or clearance on its own or in conjunction with ARIKAYCE as a combination product in order for us to develop and commercialize ARIKAYCE in a given market. The FDA granted accelerated approval of the Lamira Nebulizer System with ARIKAYCE as part of the approval of the drug/device combination product, and the Lamira Nebulizer System is CE marked by PARI in Europe. However, outside the US and Europe, the Lamira Nebulizer System is labeled as investigational for use in our clinical trials, including in Japan, Canada and Australia, and is not approved for commercial use in Canada or certain other markets in which we may seek to commercialize ARIKAYCE in the future.
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
We currently rely, and expect to continue to rely, on third parties for significant research, analytical services, preclinical development, clinical development and manufacturing of our product candidates and commercial scale manufacturing of ARIKAYCE and the Lamira Nebulizer System. For example, we do not own facilities for clinical-scale or commercial manufacturing of our product candidates. We currently rely on Resilience Biotechnologies Inc. (Resilience) (formerly Therapure Biopharma Inc.) and Ajinimoto Althea, Inc. (Althea) to provide our clinical and commercial supply of ARIKAYCE, and intend to rely on Patheon in the future. Additionally, almost all of our clinical trial work is done by CROs, such as PPD Development, L.P., our CRO for the ARISE, ENCORE and ASPEN trials, and clinical laboratories. Reliance on these third parties poses a number of risks, including the following:
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
We do not have any in-house manufacturing capability other than for small-scale preclinical development programs and depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our product candidates on a clinical or commercial scale. For instance, we are and expect to remain dependent upon Resilience, Althea and eventually Patheon to supply ARIKAYCE both for our clinical trials and commercial sale. Althea manufactures ARIKAYCE at a relatively small scale; Resilience, operates at a larger scale than Althea. We may not be able to maintain adequate quantities to meet future demand. As additional supporting data become available, we believe the current approved shelf life for product manufactured at our CMOs will increase. If we encounter delays or difficulties in the manufacturing process that disrupt our ability to supply our distributors with ARIKAYCE, we may experience a product stock-out, which would likely have a material adverse effect on our business and reputation. In addition, we have entered into certain agreements with Patheon related to increasing our long-term production capacity for ARIKAYCE commercial inventory, although Patheon’s supply obligations will commence only after certain technology transfer and construction services are completed. Any delay in the commencement of Patheon’s supply obligations, whether due to delays in technology transfer and construction or from adding Patheon to our NDA as a CMO, would increase the risks associated with either Resilience or Althea being unable to provide us with an adequate supply of ARIKAYCE.
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
In connection with our commercialization of ARIKAYCE in the US and Europe, and our continued international expansion efforts, we expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, quality, commercial compliance, medical affairs, and sales and marketing. For example, we plan to continue to hire additional personnel to support ARIKAYCE and the advancement of our pipeline programs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with this anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, which could delay the execution of our business plans or disrupt our operations.
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
The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims, particularly as we now commercialize ARIKAYCE in the US and Europe. Regardless of merit or eventual outcome, liability claims may result in:
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

We currently have limited operations outside of the US. As of December 31, 2020, we had 74 employees located in Europe and 44 employees located in Japan, although we have clinical trial sites and suppliers located around the world. In order to meet our long-term goals, we expect to grow our international operations over the next several years, including in Europe and Japan, and continue to source material used in the manufacture of our product candidates from abroad. Consequently, we are and will continue to be subject to risks related to operating in foreign countries, including:
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
Third parties may claim that we have infringed upon or misappropriated their proprietary rights. Any existing third-party patents, or patents that may later issue to third parties, could negatively affect our commercialization of ARIKAYCE, brensocatib, TPIP or any other product candidate that receives regulatory approval. For instance, PAH is a competitive indication with established products, including other formulations of treprostinil. Our supply of the active pharmaceutical ingredient for TPIP is dependent upon a single supplier. The supplier owns patents on its manufacturing process, and we have filed patent applications for TPIP; however, a competitor in the PAH indication may claim that we or our supplier have infringed upon or misappropriated its proprietary rights. Moreover, in the event that we pursue approval of TPIP, or any other product candidate, via the 505(b)(2) regulatory pathway, we will be required to file a certification against any unexpired patents listed in the Orange Book for the third-party drug we rely upon as part of our regulatory submission. This certification process may lead to litigation and could also delay launch of a product candidate, if approved by regulators.
In the event of successful litigation or settlement of claims against us for infringement or misappropriation of a third-party’s proprietary rights, we may be required to take actions including but not limited to the following:
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
We are a party to various agreements related to ARIKAYCE and our product candidates, including licensing agreements with PARI and AstraZeneca, which we view as material to our business. For additional information regarding the terms of these agreements, see Business-License and Other Agreements in Item 1 of Part I of this Annual Report on Form 10-K. These agreements impose a number of obligations on us and our business, including restrictions on our ability to freely develop or commercialize our product candidates and requirements to make milestone and royalty payments to our counterparties upon certain events. Under our license agreement with AstraZeneca, AstraZeneca retains a right of first negotiation pursuant to which it may exclusively negotiate with us before we can negotiate with a third-party regarding any transaction to develop or commercialize brensocatib, subject to certain exceptions. While this right of first negotiation is not triggered by a change of control, it may impede or delay our ability to consummate certain other transactions involving brensocatib.
If we fail to comply with our obligations under these agreements, our counterparties may have the right to take action against us, up to and including termination of a relevant license. For instance, under our licensing agreement with PARI, with respect to NTM lung disease and bronchiectasis, we have specific obligations to use commercially reasonable efforts to achieve certain developmental and regulatory milestones by set deadlines. Additionally, for NTM lung disease, we are obligated to use commercially reasonable efforts to achieve certain commercial milestones in Europe. The consequences of our failing to use commercially reasonable efforts to achieve certain commercial milestones are context-specific, but include ending PARI’s non-compete obligation, making the license non-exclusive and terminating the license, in each case with respect to the applicable indication. Similarly, under our license agreement with AstraZeneca, AstraZeneca may terminate our license to brensocatib if we fail to use commercially reasonable efforts to develop and commercialize a product based on brensocatib, or we are subject to a bankruptcy or insolvency. Reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms and may materially harm our business.
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
The Trump Administration and the then-majority party in the Senate indicated their desire to repeal the ACA and, in December 2017, Congress repealed the ACA's individual mandate, i.e., the penalty imposed on individuals who do not obtain healthcare coverage. It is unclear what the effect of this partial repeal will be and whether, when and how repeal of other sections of the law may be effectuated and what the effect on the healthcare sector will be. In December 2018, a federal district court judge in Texas found the ACA to be unconstitutional, although the ruling was stayed while the case is appealed. In December 2019, the US Court of Appeals for the Fifth Circuit found the individual mandate to be unconstitutional and remanded the case to the district court to determine whether the individual mandate provision is severable from the rest of the law. The district court’s ruling remains stayed pending appeal. The case is currently under consideration by the U.S. Supreme Court, and a decision is expected by mid-2021. It is unclear what the outcome of this litigation and other pending challenges to the ACA's constitutionality, as well as the effect of these matters on the healthcare sector, will be. President Trump had indicated an interest in taking steps to lower drug prices, such as having the federal government negotiate drug prices with pharmaceutical manufacturers and/or in indexing certain federally reimbursement payments to international drug prices. The incoming Biden Administration has also indicated that lowering prescription drug prices is a priority. See Reimbursement of Pharmaceutical Products in Item 1 of Part I of this Annual Report on Form 10-K for more information. Changes to the ACA, to the Medicare or Medicaid programs, or to the ability of the federal government to negotiate or otherwise affect drug prices, or other federal legislation regarding healthcare access, financing or legislation in individual states, could affect our business, financial condition, results of operations and prospects and the value of our common stock. It remains unclear how any new legislation or regulation might affect the prices we may obtain for ARIKAYCE or any of our product candidates for which regulatory approval is obtained.
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
Our operations are subject to anti-corruption laws, including the US Foreign Corrupt Practices Act (FCPA), the UK Bribery Act and other anti-corruption laws that apply in countries where we do business. The FCPA, UK Bribery Act and these other laws generally prohibit us, our employees and our intermediaries from making prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We have conducted various studies at a broad range of trial sites around the world. Certain of these jurisdictions pose a risk of potential FCPA violations, and we have relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
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
We have incurred losses each previous year of our operation, except in 2009, when we sold our manufacturing facility and certain other assets to Merck & Co, Inc. As of December 31, 2020, our accumulated deficit was $1.8 billion. For the years ended December 31, 2020, 2019 and 2018, our consolidated net loss was $294.1 million, $254.3 million and $324.3 million, respectively. Our ability to generate revenue will depend on the success of commercial sales of ARIKAYCE; however, we do not anticipate our revenue from the sale of ARIKAYCE will be sufficient for us to become profitable without reductions in our operating expenses. Despite our commercialization of ARIKAYCE in the US and Europe, we expect to continue to incur substantial operating expenses, and resulting operating losses, for the foreseeable future as we:
•Initiate or continue clinical studies of our product candidates;
•Complete a post-marketing clinical trial of ARIKAYCE, as required by the FDA;
•Seek to discover or in-license additional product candidates;
•Seek regulatory approvals for ARIKAYCE in additional foreign markets;
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
Our operations have consumed substantial amounts of cash since our inception. We expect to expend substantial financial resources to commercialize, fund the confirmatory post-marketing ARISE study and, where applicable, seek regulatory approval for ARIKAYCE as well as continue research and development of our product candidates, brensocatib and TPIP. We may need to raise additional capital to fund these activities, including due to changes in our product development plans or misjudgment of expected costs, to fund corporate development, to maintain our intellectual property portfolio or for other purposes, including to resolve litigation. As of December 31, 2020, we had $532.8 million of cash and cash equivalents on hand. Our operating expenses and long-term investments were significantly higher in 2020 than in 2019, reflecting our continued investment in the build-out of our commercial organization to support global expansion activities for ARIKAYCE and manufacture of commercial inventory, which includes capital and long-term investments, and continued investment in research and development as well as selling, general and administrative expenses. We do not know whether additional financing will be available when needed, or, if available, whether the terms will be favorable. If adequate funds are not available to us when needed, we may be forced to delay, restrict or eliminate all or a portion of our development programs or commercialization efforts.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We currently lease 117,022 square feet of office space for our corporate headquarters in Bridgewater, New Jersey. The initial lease, which commenced in the fourth quarter of 2019, provides us a one-time option to expand the leased premises by up to 50,000 square feet prior to the fifth anniversary of the initial lease commencement. The initial term of this lease will expire in 2030.
We also lease laboratory space located in Bridgewater for which the initial lease term expires in December 2021. In October 2018, we expanded this lease to a total of 28,002 square feet. In addition, we lease office space in France, Ireland, the Netherlands, Switzerland and Japan.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our trading symbol is "INSM." Our common stock currently trades on the Nasdaq Global Select Market. As of February 22, 2021, there were approximately 132 holders of record of our common stock.
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

$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Insmed Incorporated
S&P 500
NASDAQ Biotechnology
NASDAQ Composite
NASDAQ Pharmaceutical

_________________________________
*    $100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6.    [RESERVED]
Not applicable.

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
EXECUTIVE OVERVIEW
We are a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. Our first commercial product, ARIKAYCE, was approved in the US in September 2018 and in the EU in October 2020. Our clinical-stage pipeline includes brensocatib and TPIP. Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1, which we are developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary arterial hypertension (PAH) and other rare pulmonary disorders. We have legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the United Kingdom (UK) and Japan.
Refer to Part I, Item 1. "Business" for a summary of our ongoing commercial and clinical programs for ARIKAYCE and our ongoing clinical programs for brensocatib and TPIP.
Prior to 2019, we had not generated significant revenue and through December 31, 2020, we had an accumulated deficit of $1.8 billion. We have financed our operations primarily through the public offerings of our equity securities and debt financings. Although it is difficult to predict our future funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents as of December 31, 2020 will enable us to fund our operations for at least the next 12 months.
Our ability to reduce our operating loss and begin to generate positive cash flow from operations depends on the continued success in commercializing ARIKAYCE, including expanding the commercial sale of ARIKAYCE to additional territories, as well as achieving positive results from the ARIKAYCE frontline clinical trial program in order to potentially reach more patients. Additionally, our continued success also depends on bringing additional clinical stage products to market, such as brensocatib and TPIP. We expect to continue to incur substantial expenses related to our research and development activities as we continue the ARIKAYCE frontline clinical program, conduct the Phase 3 ASPEN trial for brensocatib, and continue the required trials for TPIP. We also expect to continue to incur significant costs related to the commercialization of ARIKAYCE, especially as we anticipate launching in new markets. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of ARIKAYCE; the scope and progress of our research and development efforts; and the timing of certain expenses. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such products and whether or when they may become profitable.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Product Revenues, Net
Product revenues, net, consist primarily of net sales of ARIKAYCE in the US and Europe. In October 2018, we began shipping ARIKAYCE to our customers in the US, which include specialty pharmacies and specialty distributors. In December 2020, we began commercial sales of ARIKAYCE in Germany. We recognize revenue for product received by our customers net of allowances for customer credits, including prompt pay discounts, service fees, estimated rebates, including government rebates, such as Medicaid rebates and Medicare Part D coverage gap reimbursements in the US, chargebacks and returns.
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
Research and Development (R&D) Expenses
R&D expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions, including medical affairs and program management. R&D expense also includes other internal operating expenses, the cost of manufacturing product candidates, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as brensocatib. Our R&D expenses related to manufacturing our product candidates and medical devices for clinical study are primarily related to activities at contract manufacturing organizations (CMOs) that manufacture brensocatib and TPIP. Our R&D expenses related to clinical trials are primarily related to activities at contract research organizations (CROs) that conduct and manage clinical trials on our behalf. These contracts with CROs set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts with CROs primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.
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
RESULTS OF OPERATIONS
COVID-19 Update
We are committed to the safety and well-being of our workforce. In March 2020, we implemented a number of corporate initiatives in response to the novel coronavirus (SARS-CoV-2) global pandemic which manifests as COVID-19. These initiatives included a remote working policy for all employees in order to aid the global containment effort and allow infectious disease specialists and pulmonologists to focus exclusively on treating patients and containing the virus. The policy included all of the field-based therapeutic specialists and employees who support ARIKAYCE prescribers. Beginning on June 1, 2020, certain of our field-based employees who support ARIKAYCE prescribers were permitted to return to the field. To date, access to prescribers has been limited with significant regional variability. Our Arikares® trainers are continuing to offer remote training for patients who initiate treatment with ARIKAYCE. While we continue to see use of ARIKAYCE, including new patient adds and continued prescription renewals, there remains a general uncertainty regarding the impact of COVID-19 on the ARIKAYCE patient population and physicians. Patients suffering from refractory NTM lung disease are typically older individuals with underlying lung conditions, and are often treated by infectious disease specialists and pulmonologists. These treating physicians are on the front lines in addressing this global pandemic and must now, understandably, focus their attention on COVID-19.
There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect our financial results and business operations through the year ended December 31, 2020, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.

Comparison of the Years Ended December 31, 2020 and 2019
Overview - Operating Results
Our operating results for the year ended December 31, 2020, included the following:
•Product revenues, net, increased $27.9 million, or 20.5%, as compared to the prior year as a result of the growth in ARIKAYCE net sales;
•Cost of product revenues (excluding amortization of intangibles) increased $15.7 million, or 64.7%, as compared to the prior year as a result of the increase in net sales of ARIKAYCE and the decrease in the benefit from the sale of inventory for which the cost was incurred prior to FDA approval of ARIKAYCE;
•R&D expenses increased $49.4 million, or 37.5%, as compared to the prior year primarily resulting from increases in clinical development and research expenses related to our new clinical trials, achievement of a patient dosing milestone (resulting in a milestone payment obligation) in our agreement with AstraZeneca in December 2020, and an increase in compensation and benefit related expenses;
•SG&A expenses decreased $7.2 million, or 3.4%, as compared to the prior year resulting from decreases in professional fees and other external expenses related to ARIKAYCE;
•Amortization of intangible assets was consistent with the prior year; and
•Interest expense increased $1.9 million as compared to the prior year related primarily to finance lease interest expense for our corporate headquarters.

Net loss for the year ended December 31, 2020 was $294.1 million, or $3.01 per share—basic and diluted, compared with a net loss of $254.3 million, or $3.01 per share—basic and diluted, for the year ended December 31, 2019.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes the sources of revenue for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,		Increase (decrease)
	2020	2019	$	%
Product revenues, net	$164,413	$136,467	$27,946	20.5%

Product revenues, net, for the year ended December 31, 2020 increased to $164.4 million as compared to $136.5 million in 2019 as a result of the growth in net sales of ARIKAYCE.
Cost of Product Revenues (Excluding Amortization of Intangibles)
Cost of product revenues (excluding amortization of intangibles) for the years ended December 31, 2020 and 2019 were comprised of the following (in thousands):

	For the Year Ended December 31,		Increase (decrease)
	2020	2019	$	%
Cost of product revenues (excluding amortization of intangibles)	$39,872	$24,212	$15,660	64.7%
Cost of product revenues, as % of revenues	24.3%	17.7%

Cost of product revenues (excluding amortization of intangibles) increased by $15.7 million, or 64.7%, to $39.9 million for the year ended December 31, 2020 as compared to $24.2 million in 2019. The increase in cost of product revenues (excluding amortization of intangibles) in the year ended December 31, 2020 was directly attributable to the increase in total revenues discussed above and a decrease in the benefit from the sale of inventory for which the cost was incurred prior to FDA approval of ARIKAYCE. All product costs incurred prior to FDA approval of ARIKAYCE in September 2018 were expensed as R&D expenses.
R&D Expenses
R&D expenses for the years ended December 31, 2020 and 2019 were comprised of the following (in thousands):

	For the Years Ended December 31,		Increase (decrease)
	2020	2019	$	%
External Expenses
Clinical development and research	$45,709	$32,421	$13,288	41.0%
Milestone payment to AstraZeneca	12,500	—	12,500	—
Manufacturing	16,912	10,416	6,496	62.4%
Regulatory, quality assurance, and medical affairs	15,557	13,343	2,214	16.6%
Subtotal—external expenses	$90,678	$56,180	$34,498	61.4%
Internal Expenses
Compensation and benefit related expenses	$63,507	$53,535	$9,972	18.6%
Stock-based compensation	11,789	8,210	3,579	43.6%
Other internal operating expenses	15,183	13,786	1,397	10.1%
Subtotal—internal expenses	$90,479	$75,531	$14,948	19.8%
Total	$181,157	$131,711	$49,446	37.5%

R&D expenses increased to $181.2 million during the year ended December 31, 2020 from $131.7 million in 2019. The $49.4 million increase was primarily due to a $13.6 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in headcount, a $13.3 million increase in clinical development and research costs related to the initiation of the ARIKAYCE frontline clinical trial program and the Phase 3 ASPEN trial of brensocatib, and the $12.5 million milestone payment obligation due to AstraZeneca upon the first dosing in our Phase 3 ASPEN trial.
External R&D expenses by product for the years ended December 31, 2020 and 2019 were comprised of the following (in thousands):

	For the Year Ended December 31,		Increase (decrease)
	2020	2019	$	%
ARIKAYCE external R&D expenses	$46,509	$28,990	$17,519	60.4%
Brensocatib external R&D expenses	37,775	21,994	15,781	71.8%
Other external R&D expenses	6,394	5,196	1,198	23.1%
Total	$90,678	$56,180	$34,498	61.4%
We expect R&D expenses to increase in 2021 relative to 2020 primarily due to our clinical trial activities and related spend including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trial of ARIKAYCE in a front-line treatment setting for patients with MAC lung disease, and our TPIP clinical trials.
SG&A Expenses
SG&A expenses for the years ended December 31, 2020 and 2019 were comprised of the following (in thousands):

	For the Years Ended December 31,		Increase (decrease)
	2020	2019	$	%
Compensation and benefit related expenses	$70,923	$67,064	$3,859	5.8%
Stock-based compensation	24,370	18,761	5,609	29.9%
Professional fees and other external expenses	83,902	97,855	(13,953)	(14.3)%
Facility related and other internal expenses	24,418	27,116	(2,698)	(9.9)%
Total SG&A expenses	$203,613	$210,796	$(7,183)	(3.4)%

SG&A expenses decreased to $203.6 million during the year ended December 31, 2020 from $210.8 million in 2019. The $7.2 million decrease was primarily due to a $14.0 million decrease in professional fees and other external expenses resulting from a $10.2 million milestone related to agreements with CFFT in the prior year and the reduction of certain commercial activities in the current year due to COVID-19 restrictions. In addition, there was a $2.7 million decrease in facility related and other internal expenses due to decreases in travel and other office related expenses. These decreases were partially offset by a $5.6 million increase in stock-based compensation and a $3.9 million increase in compensation and benefit related expenses.
Amortization of Intangible Assets
Amortization of intangible assets for the years ended December 31, 2020 and 2019 was $5.0 million and $5.0 million, respectively. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EMA approvals of ARIKAYCE.
Interest Expense
Interest expense was $29.6 million for the year ended December 31, 2020 as compared to $27.7 million for 2019. The $1.9 million increase in interest expense in the year ended December 31, 2020 as compared to the prior year period relates to finance lease interest expense for our corporate headquarters.
Provision for Income Taxes
The income tax provision was $1.4 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively. The income tax provision for the year ended December 31, 2020 and December 31, 2019 reflects the current income tax expense recorded as a result of taxable income in certain of our subsidiaries in Europe and Japan as well as a liability for certain state income taxes.
Comparison of the Years Ended December 31, 2019 and 2018
Please refer to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for a comparative discussion of our fiscal years ended December 31, 2019 and December 31, 2018.
LIQUIDITY AND CAPITAL RESOURCES
Overview
There is considerable time and cost associated with developing potential pharmaceutical products to the point of regulatory approval and commercialization. We commenced commercial shipments of ARIKAYCE in October 2018. We expect to continue to incur operating losses at our US and certain international entities, as we plan to fund R&D for ARIKAYCE, brensocatib, TPIP and our other pipeline programs, continue commercialization activities for ARIKAYCE in the US and Europe, continue to invest in pre-commercial and regulatory activities for ARIKAYCE in Japan, and other general and administrative activities.

In the second quarter of 2020, we completed an underwritten public offering of 11,155,000 shares of our common stock, including 1,455,000 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $23.25 per share. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and other offering expenses of $13.5 million, were $245.9 million.

In the second quarter of 2019, we completed an underwritten public offering of 10,657,692 shares of common stock, including 1,042,307 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares at a public offering price of $26.00. Our net proceeds from the sale of the shares, after deducting underwriting discounts and commissions and other offering expenses of $16.0 million, were $261.1 million. The offering also included the sale of 400,000 shares from our Chair and Chief Executive Officer, from which we received no proceeds.

In January 2018, we completed an underwritten public offering of $450.0 million aggregate principal amount of Convertible Notes, including the exercise in full of the underwriter's option to purchase additional Convertible Notes. Our net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were $435.8 million.

We may need to raise additional capital to fund our operations, including continued commercialization of ARIKAYCE and future clinical trials related to ARIKAYCE, to design and conduct ongoing and future clinical trials for brensocatib and TPIP, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. We expect to opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. We expect such additional funding, if any, would be used to continue to commercialize ARIKAYCE, to conduct further trials of ARIKAYCE, to develop brensocatib, TPIP and our other product candidates, or to pursue the license or purchase of other technologies or products and product candidates. During 2021, we plan to continue to support the commercialization of ARIKAYCE in the US and Europe, to continue to fund further clinical development of ARIKAYCE, brensocatib and TPIP, and to fund our global expansion efforts to support commercial launch activities in additional countries in Europe and pre-commercial activities in Japan including obtaining regulatory approvals for ARIKAYCE in Japan. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be expenses related to our commercialization efforts and our ARISE and ENCORE clinical trials for ARIKAYCE, expenses related to the ASPEN trial and other development activities for brensocatib, and to a lesser extent, expenses related to the clinical development of TPIP.
Cash Flows
As of December 31, 2020, we had cash and cash equivalents of $532.8 million, as compared with $487.4 million as of December 31, 2019. The $45.3 million increase was due to cash received from the underwritten public offering of our common stock in the second quarter of 2020, partially offset by cash used in operating activities and, to a lesser extent, cash used in investing activities. Our working capital was $504.1 million as of December 31, 2020 as compared with $470.0 million as of December 31, 2019.
Net cash used in operating activities was $219.3 million and $250.6 million for the years ended December 31, 2020 and 2019, respectively. The net cash used in operating activities during the years ended December 31, 2020 and 2019 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses and clinical trial expenses related to brensocatib. The decrease in cash used in operating activities for the year ended December 31, 2020 compared to 2019 was primarily due to increased cash collections from the sale of ARIKAYCE and the net change in working capital, driven by an in increase in accounts payable and accrued compensation and, to a lesser extent, a decrease in accounts receivable.
Net cash used in investing activities was $6.8 million and $42.3 million for the years ended December 31, 2020 and 2019, respectively. The net cash used in investing activities during the years ended December 31, 2020 and 2019 was primarily related to the investment in our long-term production capacity at Patheon.
Net cash provided by financing activities was $271.0 million and $285.3 million for the years ended December 31, 2020 and 2019, respectively. Net cash provided by financing activities for the year ended December 31, 2020 included net cash proceeds of $245.9 million from our underwritten public offering of 11,155,000 shares of common stock in the second quarter of 2020 and cash proceeds from stock option exercises. Net cash provided by financing activities during 2019 primarily included net cash proceeds of $261.1 million from our underwritten public offering of 10,657,692 shares of common stock in the second quarter of 2019 and cash proceeds from stock option exercises.
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
In September 2018, we entered into an agreement (the Lease) with Exeter 700 Route 202/206, LLC to lease 117,022 square feet of office space located in Bridgewater, New Jersey for our corporate headquarters. Subject to certain conditions, we have the one-time option to expand the leased premises by up to 50,000 rentable square feet, exercisable prior to the fifth anniversary of the Commencement Date, which was October 1, 2019. The initial Lease term runs 130 months from the Commencement Date and we have the option to extend that term for up to three additional five-year periods. In addition, we are responsible for operating expenses and taxes pursuant to the Lease. Future minimum payments under the Lease during the initial Lease Term are approximately $23.8 million. The Lease contains customary default provisions, including those relating to payment defaults, performance defaults and events of bankruptcy.
In February 2014, we entered into a contract manufacturing agreement with Therapure Biopharma Inc., which has been assumed by Resilience, for the manufacture of ARIKAYCE, on a non-exclusive basis, at a 200 kg scale. Pursuant to the agreement, we collaborated with Resilience to construct a production area for the manufacture of ARIKAYCE in Resilience's existing manufacturing facility in Canada. The agreement has an initial term of five years, which began in October 2018, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years' prior written notice to the other party. Under the agreement, we are obligated to pay certain minimum amounts for the batches of ARIKAYCE produced each calendar year.
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
We have a licensing agreement with PARI for the use of the optimized Lamira Nebulizer System for delivery of ARIKAYCE in treating patients with NTM lung infections, CF and bronchiectasis. Under the licensing agreement, we have rights under several US and foreign issued patents, and patent applications involving improvements to the optimized Lamira Nebulizer System, to exploit the system with ARIKAYCE for the treatment of such indications, but we cannot manufacture the nebulizers except as permitted under our Commercialization Agreement with PARI, as described below. The Lamira Nebulizer System has been approved for use in the US (in combination with ARIKAYCE) and the EU. Under the licensing agreement, we made an upfront license fee and milestone payments to PARI. Upon FDA acceptance of our NDA and the subsequent FDA and EMA approvals of ARIKAYCE, we made additional milestone payments of €1.0 million, €1.5 million, and €0.5 million, respectively, to PARI. In October 2017, we exercised an option to buy-down the royalties payable to PARI, which was included within selling, general and administrative expenses in the fourth quarter of 2017. PARI is entitled to receive royalty payments in the mid-single digits on the annual global net sales of ARIKAYCE, pursuant to the licensing agreement, subject to certain specified annual minimum royalties.
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
In 2004 and 2009, we entered into research funding agreements with CFFT whereby we received $1.7 million and $2.2 million in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the agreements, as amended, we owe milestone payments to CFFT of $13.4 million in the aggregate, of which $1.0 million has been paid through December 31, 2020, which are payable through 2025. Furthermore, if certain global sales milestones are met within five years of the commercialization of ARIKAYCE, we would owe up to an additional $3.9 million. We have determined the likelihood of meeting such global sales milestones and have accrued for these contingent obligations proportionally based on net sales of ARIKAYCE.

In April 2020, we entered into a master services agreement with PPD Development, L.P. (PPD) pursuant to which we retained PPD to perform clinical development services in connection with certain of our clinical research programs. The master services agreement has an initial term of five years. Either party may terminate (i) any project addendum under the master services agreement for any reason and without cause upon 30 days’ written notice, (ii) any project addendum in the event of the other party’s breach of the master services agreement or such project addendum upon 30 days’ written notice, provided that such breach is not cured within such 30-day period, (iii) the master services agreement or any project addendum immediately upon the occurrence of an insolvency event with respect to the other party or (iv) any project addendum upon 30 days’ written notice if (a) the continuation of the services under such project addendum would post material ethical or safety risks to study participants, (b) any approval from a regulatory authority necessary to perform the applicable study is revoked, suspended or expires without renewal or (c) in the reasonable opinion of such party, continuation of the services provided under such project addendum would be in violation of applicable law. We have entered into project addenda with PPD to perform clinical development services over several years for, but not limited to, our ARISE, ENCORE and ASPEN studies. We currently expect to incur approximately $200 million of costs related to these project addenda.
In October 2016, we entered into the AZ License Agreement, pursuant to which AstraZeneca granted us exclusive global rights for the purpose of developing and commercializing AZD7986 (which we renamed brensocatib). In consideration of the licenses and other rights granted by AstraZeneca, we made an upfront payment of $30.0 million, which was included as research and development expense in the fourth quarter of 2016. In December 2020, we incurred a $12.5 million milestone payment obligation upon first dosing in a Phase 3 clinical trial of brensocatib. We are obligated to make a series of additional contingent milestone payments to AstraZeneca totaling up to an additional $72.5 million upon the achievement of clinical development and regulatory filing milestones. If we elect to develop brensocatib for a second indication, we will be obligated to make an additional series of contingent milestone payments totaling up to $42.5 million, the first of which occurs at the initiation of a Phase 3 trial in the additional indication. We are not obligated to make any additional milestone payments for any additional indications. In addition, we have agreed to pay AstraZeneca tiered royalties ranging from a high single-digit to mid-teens on net sales of any approved product based on brensocatib and one additional payment of $35.0 million upon the first achievement of $1 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with us for commercialization of brensocatib in chronic obstructive pulmonary disease or asthma.
Future Funding Requirements
We may need to raise additional capital to fund our operations, including the continued commercialization of ARIKAYCE, current and future clinical trials related to ARIKAYCE, development of brensocatib and TPIP, and the potential development, acquisition, in-license or co-promotion of other products or product candidates, including those that address orphan or rare diseases. We expect that our future capital requirements may be substantial and will depend on many factors, including:
•The timing and cost of our current and future clinical trials of ARIKAYCE for the treatment of patients with NTM lung infections, including the ARISE and ENCORE trials;
•The decisions of the MHLW and PMDA with respect to our applications for marketing approval of ARIKAYCE in Japan;
•The costs of activities related to the regulatory approval process and the timing of approvals, if received;
•The cost of supporting the sales and marketing efforts necessary to support the continued commercial efforts of ARIKAYCE;
•The cost of filing, prosecuting, defending, and enforcing patent claims;
•The timing and cost of our ongoing and anticipated clinical trials for our product candidates, including our brensocatib Phase 3 ASPEN trial;
•The costs of our manufacturing-related activities;
•The costs associated with commercializing ARIKAYCE in Japan, if approved; and
•The levels, timing and collection of revenue earned from sales of ARIKAYCE and other products approved in the future, if any.

We have raised $943 million in net proceeds from securities offerings since 2018. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. However, our business strategy may require us to raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise.
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

CRITICAL ACCOUNTING ESTIMATES
Preparation of financial statements in accordance with generally accepted accounting principles in the US requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions and we regularly evaluate these estimates and assumptions. The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts reported in our consolidated statements of comprehensive loss are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, research and development, stock-based compensation, inventory, finite-lived intangible assets, and accrued expenses. The accounting estimates discussed below involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Actual results could differ materially from our estimates. For additional accounting policies, see Note 2 to our Consolidated Financial Statements—Summary of Significant Accounting Policies.
Revenue Recognition
Product revenues, net, consist primarily of net sales of ARIKAYCE in the US and Europe. In October 2018, we began shipping ARIKAYCE to our customers in the US, which include specialty pharmacies and specialty distributors. In December 2020, we began commercial sales of ARIKAYCE in Germany, and plan to launch in other EU countries and the UK, subject to local reimbursement processes. Product revenues, net, are recognized for arrangements within the scope of ASC 606, once we perform the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation.
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
If any, or all, of our actual experience vary from the estimates above, we may need to adjust prior period accruals, affecting revenue in the period of adjustment. For additional information regarding our estimates of variable consideration, including quantitative impacts on our financial results, see Note 2 to our Consolidated Financial Statements—Summary of Significant Accounting Policies.
We also have recognized revenue related to early access programs (EAPs) in Europe, primarily consisting of sales to the French National Agency for Medicines and Health Products Safety, which granted ARIKAYCE a Temporary Authorization for Use (Autorisation Temporaire d'Utilisation or ATU) and from the named patient program in Germany, both compassionate use programs. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2020, our cash and cash equivalents were in cash accounts or were invested in money market funds. Our investments in money market funds are not insured by the federal government.
As of December 31, 2020, we had $450.0 million of Convertible Notes outstanding which bear interest at a coupon rate of 1.75%. If a 10% change in interest rates had occurred on December 31, 2020, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the years ended December 31, 2020, 2019 and 2018, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 8 is included in our Financial Statements and Supplementary Data set forth in Item 15 of Part IV of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
None

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Election of Class II Directors, Corporate Governance and Delinquent Section 16(a) Reports in our definitive proxy statement for our 2021 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Compensation Discussion and Analysis, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation and Director Compensation in our definitive proxy statement for our 2021 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Compensation Discussion and Analysis, Security Ownership of Certain Beneficial Owners and Directors and Management in our definitive proxy statement for our 2021 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Corporate Governance and Certain Relationships and Related Transactions in our definitive proxy statement for our 2021 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference from the discussion responsive thereto under the caption Corporate Governance and Ratification of the Appointment of Independent Registered Public Accounting Firm in our definitive proxy statement for our 2021 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.
1.     FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page 76:
(i) Reports of Independent Registered Public Accounting Firm
(ii) Consolidated Balance Sheets as of December 31, 2020 and 2019
(iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2020, 2019 and 2018
(iv) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2020, 2019 and 2018
(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
(vi) Notes to Consolidated Financial Statements
2.    FINANCIAL STATEMENT SCHEDULES.
None required.
3.    EXHIBITS.
The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

EXHIBIT INDEX

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated's Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (incorporated by reference from Exhibit 3.1 to Insmed Incorporated's Current Report on Form 8-K filed on March 30, 2020).

4.1	Specimen stock certificate representing common stock, $0.01 par value per share, of the Registrant (incorporated by reference from Exhibit 4.2 to Insmed Incorporated's Registration Statement on Form S-4/A (Registration No. 333-30098) filed on March 24, 2000).

4.2	Indenture, dated as of January 26, 2018, by and between the Company and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to Insmed Incorporated’s Current Report on Form 8-K filed on January 26, 2018).

4.3	First Supplemental Indenture, dated as of January 26, 2018, by and between the Company and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.2 to Insmed Incorporated’s Current Report on Form 8-K filed on January 26, 2018).

4.4	Form of 1.75% Convertible Senior Note due 2025 (included in Exhibit 4.3).

4.5	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (filed herewith).

10.1**	Insmed Incorporated Amended and Restated 2000 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on May 8, 2013).

10.2**	Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 99.1 to Insmed Incorporated's Registration Statement on Form S-8 filed on May 24, 2013).

10.2.1**	Form of Award Agreement for Incentive Stock Options pursuant to the Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 10.5 to Insmed Incorporated's Annual Report on Form 10-K filed on March 6, 2014).

10.2.2**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 10.6 to Insmed Incorporated's Annual Report on Form 10-K filed on March 6, 2014).

10.3**	Insmed Incorporated 2015 Incentive Plan (incorporated by reference from Exhibit 99.1 to Insmed Incorporated's Registration Statement on Form S-8 filed on May 28, 2015).

10.3.1**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2015 Incentive Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 3, 2017).

10.4**	Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.4.1**	Form of Award Agreements for Restricted Stock Units pursuant to the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.4 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.4.2**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.5 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.5**	Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 1, 2019).

10.5.1**	Amendment No. 1 to the Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Appendix A to Insmed Incorporated’s Proxy Statement on Schedule 14A filed March 31, 2020).

10.5.2**	Form of Award Agreement for Restricted Stock Units pursuant to the Insmed Incorporated 2019 Incentive Plan (filed herewith).

10.5.3**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2019 Incentive Plan (filed herewith).

10.5.4**	Form of Award Agreement for Restricted Stock Units issued to directors pursuant to the Insmed Incorporated 2019 Incentive Plan (filed herewith).

10.6**	Omnibus Amendment to Insmed Incorporated Incentive Plans, dated December 10, 2020 (filed herewith).

10.7**	Insmed Incorporated Senior Executive Bonus Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on November 5, 2013).

10.8**	Form of Non-Qualified Stock Option Inducement Award Agreement (incorporated by reference from Exhibit 10.6 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.9**	Form of Indemnification Agreement entered into with each of the Company's directors and officers (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on January 16, 2014).

10.10**	Employment Agreement, effective as of September 10, 2012, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on September 11, 2012).

10.10.1**	Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.5 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 1, 2019).

10.11**	Employment Agreement, effective as of July 29, 2013, between Insmed Incorporated and Christine Pellizzari (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on November 5, 2013).

10.11.1**	Amendment to Employment Agreement, effective as of September 26, 2016, between Insmed Incorporated and Christine Pellizzari (incorporated by reference from Exhibit 10.31 to Insmed Incorporated’s Annual Report on Form 10-K filed February 23, 2017).

10.11.2**	Second Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and Christine Pellizzari (incorporated by reference from Exhibit 10.7 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 1, 2019).

10.12**	Employment Agreement, effective as of January 2, 2013, between Insmed Incorporated and S. Nicole Schaeffer (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on May 7, 2015).

10.12.1**	Amendment to Employment Agreement, effective as of September 26, 2016, between Insmed Incorporated and S. Nicole Schaeffer (incorporated by reference from Exhibit 10.32 to Insmed Incorporated’s Annual Report on Form 10-K filed February 23, 2017).

10.12.2**
Second Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and S. Nicole Schaeffer (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed April 30, 2020).

10.13**	Employment Agreement, effective as of September 27, 2016, between Insmed Incorporated and Roger Adsett (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Quarterly Report on Form 10-Q filed November 3, 2016).

10.13.1**	Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and Roger Adsett (incorporated by reference from Exhibit 10.6 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 1, 2019).

10.14**	Employment Agreement, effective as of January 28, 2020, between Insmed Incorporated and Sara Bonstein (incorporated by reference from Exhibit 10.13 to Insmed Incorporated's Annual Report on Form 10-K filed February 25, 2020).

10.15**	Employment Agreement, effective as of March 17, 2014, between Insmed Incorporated and John Goll (incorporated by reference from Exhibit 10.14 to Insmed Incorporated's Annual Report on Form 10-K filed February 25, 2020).

10.16*	License Agreement, dated April 25, 2008, between Transave, Inc. and PARI Pharma GmbH, and Amendments No. 1-4 thereto (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.16.1*	Amendment No. 5 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of October 5, 2015 (incorporated by reference from Exhibit 10.14.1 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.16.2*	Amendment No. 6 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of October 9, 2015 (incorporated by reference from Exhibit 10.14.2 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.16.3*	Amendment No. 7 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 21, 2017 (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on November 2, 2017).

10.16.4*	Amendment No. 8 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of December 19, 2018 (incorporated by reference from Exhibit 10.15.4 to Insmed Incorporated’s Annual Report on Form 10-K filed on February 22, 2019).

10.17*	Contract Manufacturing Agreement, dated February 7, 2014, between Insmed Incorporated and Resilience Biotechnologies Inc. (successor to Therapure Biopharma Inc.) (incorporated by reference from Exhibit 10.2.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.17.1*	Amending Agreement, dated March 13, 2014, between Insmed Incorporated and Resilience Biotechnologies Inc. (successor to Therapure Biopharma Inc.) (incorporated by reference from Exhibit 10.2.2 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.18*	Commercialization Agreement dated July 8, 2014 between Insmed Incorporated and PARI Pharma GmbH (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on November 6, 2014).

10.18.1*	Amendment No. 1 to Commercialization Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 21, 2017 (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on November 2, 2017).

10.19*	Master Agreement for Services, dated as of August 27, 2014, by and between Insmed Incorporated and SynteractHCR, Inc. (incorporated by reference from Exhibit 10.29 to Insmed Incorporated's Annual Report on Form 10-K filed on February 27, 2015).

10.19.1*	Work Order 1, dated as of December 30, 2014, by and between Insmed Incorporated and SynteractHCR, Inc. (incorporated by reference from Exhibit 10.30 to Insmed Incorporated's Annual Report on Form 10-K filed on February 27, 2015).

10.19.2*	Change in Scope 1 to Work Order 1, dated as of May 27, 2016, by and between Insmed Incorporated and SynteractHCR, Inc. (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Quarterly Report on Form 10-Q filed August 4, 2016).

10.20*	Commercial Fill/Finish Services Agreement between Insmed Incorporated and Ajinomoto Althea, Inc., dated as of September 15, 2015 (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed November 6, 2015).

10.20.1	Extension of Commercial Fill/Finish Services Agreement between Insmed Incorporated and Ajinomoto Althea, Inc., dated as of November 30, 2016 (incorporated by reference from Exhibit 10.30 to Insmed Incorporated’s Annual Report on Form 10-K filed February 23, 2017).

10.20.2	Extension of Commercial Fill/Finish Services Agreement between Insmed Incorporated and Ajinomoto Althea, Inc., dated as of December 18, 2018 (incorporated by reference from Exhibit 10.29.2 to Insmed Incorporated's Annual Report on Form 10-K filed on February 22, 2019).

10.21*	Manufacturing and Supply Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (incorporated by reference from Exhibit 10.39 to Insmed Incorporated's Annual Report on Form 10-K filed February 23, 2018).

10.22*	Technology Transfer Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (incorporated by reference from Exhibit 10.40 to Insmed Incorporated's Annual Report on Form 10-K filed February 23, 2018).

10.23*	License Agreement, dated October 4, 2016, between Insmed Incorporated and AstraZeneca AB (incorporated by reference from Exhibit 10.29 to Insmed Incorporated’s Annual Report on Form 10-K filed February 23, 2017).

10.24	Lease Agreement, effective as of July 1, 2016, by and between Insmed Incorporated and CIP II/AR Bridgewater Holdings, LLC (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed August 4, 2016).

10.25	Lease Agreement, dated September 11, 2018, by and between Insmed Incorporated and Exeter 700 Route 202/206, LLC (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on September 17, 2018).

21.1	Subsidiaries of Insmed Incorporated (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (filed herewith).

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (filed herewith).

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003 (filed herewith).

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003 (filed herewith).

101	The following materials from Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018, and (v) Notes to the Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL and contained in Exhibit 101.

*	Certain portions of this exhibit have been redacted.

**	Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2021.

INSMED INCORPORATED a Virginia corporation (Registrant)
By:	/s/ WILLIAM H. LEWIS
William H. Lewis Chair and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2021.

Signature	Title

/s/ WILLIAM H. LEWIS	Chair and Chief Executive Officer (Principal Executive Officer)
William H. Lewis

/s/ SARA BONSTEIN	Chief Financial Officer (Principal Financial and Accounting Officer)
Sara Bonstein

/s/ DAVID R. BRENNAN	Director
David R. Brennan

/s/ ALFRED F. ALTOMARI	Director
Alfred F. Altomari

/s/ CLARISSA DESJARDINS, PH.D.	Director
Clarissa Desjardins, Ph.D.

/s/ STEINAR J. ENGELSEN, M.D.	Director
Steinar J. Engelsen, M.D.

/s/ DAVID W.J. MCGIRR	Director
David W.J. McGirr

/s/ ELIZABETH MCKEE ANDERSON	Director
Elizabeth McKee Anderson

/s/ MELVIN SHAROKY, M.D.	Director
Melvin Sharoky, M.D.

/s/ LEO LEE	Director
Leo Lee

/s/ CAROL A. SCHAFER	Director
Carol A. Schafer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Insmed Incorporated (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Auditing the Company's estimate of variable consideration for amounts to be paid to government agencies was complex and judgmental due to uncertainty about the ultimate third-party payor at the time of shipment to the specialty pharmacies and the amounts of rebates to be paid to those government agencies. The transaction price is sensitive to assumptions used in the rebate calculations.

How We Addressed the Matter in Our Audit
We identified, evaluated and tested controls over management’s review of the calculated reductions to gross product prices related to government agencies including management’s review of the significant assumptions and the data utilized in its calculations.

To test the revenue adjustments related to government agencies our audit procedures included, among others, using internal specialists to assist with recalculating government rebates. We also tested the underlying data and inputs used by the Company in its determination of the estimated payor mix. We compared the inputs used by management to historical trends, evaluated the change in the estimated rebates amounts recorded throughout the year and assessed the historical accuracy of management’s estimates against actual results.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1999, but we are unable to determine the specific year.

Iselin, New Jersey
February 25, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated

Opinion on Internal Control over Financial Reporting

We have audited Insmed Incorporated’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Insmed Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Iselin, New Jersey
February 25, 2021

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$532,756	$487,429
Accounts receivable	16,562	19,232
Inventory	49,592	28,313
Prepaid expenses and other current assets	23,982	20,220
Total current assets	622,892	555,194

Intangibles, net	49,261	53,682
Fixed assets, net	53,953	60,180
Finance lease right-of-use assets	10,334	15,256
Operating lease right-of-use assets	32,946	37,673
Other assets	26,769	20,314
Total assets	$796,155	$742,299

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$42,853	$13,184
Accrued expenses	37,807	40,375
Accrued compensation	25,591	19,140
Finance lease liabilities	1,081	1,221
Operating lease liabilities	11,475	11,040
Other current liabilities	—	280
Total current liabilities	118,807	85,240

Debt, long-term	356,318	335,940
Finance lease liabilities, long-term	14,713	19,529
Operating lease liabilities, long-term	21,255	29,308
Other long-term liabilities	9,178	10,608
Total liabilities	520,271	480,625

Shareholders' equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 102,763,060 and 89,682,387 issued and outstanding shares at December 31, 2020 and December 31, 2019, respectively	1,028	897
Additional paid-in capital	2,105,252	1,797,286
Accumulated deficit	(1,830,589)	(1,536,499)
Accumulated other comprehensive income (loss)	193	(10)
Total shareholders' equity	275,884	261,674
Total liabilities and shareholders' equity	$796,155	$742,299
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Product revenues, net	$164,413	$136,467	$9,835

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	39,872	24,212	2,423
Research and development	181,157	131,711	145,283
Selling, general and administrative	203,613	210,796	168,218
Amortization of intangible assets	5,003	4,993	1,249
Total operating expenses	429,645	371,712	317,173

Operating loss	(265,232)	(235,245)	(307,338)

Investment income	1,703	9,921	10,341
Interest expense	(29,564)	(27,705)	(25,472)
Loss on extinguishment of debt	—	—	(2,209)
Other income (expense), net	405	(531)	602
Loss before income taxes	(292,688)	(253,560)	(324,076)

Provision for income taxes	1,402	777	201

Net loss	$(294,090)	$(254,337)	$(324,277)

Basic and diluted net loss per share	$(3.01)	$(3.01)	$(4.22)

Weighted average basic and diluted common shares outstanding	97,605	84,560	76,889

Net loss	$(294,090)	$(254,337)	$(324,277)

Other comprehensive income (loss):
Foreign currency translation gains (losses)	203	(1)	(6)
Total comprehensive loss	$(293,887)	$(254,338)	$(324,283)

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2017	76,611	$766	$1,318,181	$(957,885)	$(3)	$361,059
Comprehensive loss:
Net loss				(324,277)		(324,277)
Other comprehensive loss					(6)	(6)
Exercise of stock options and ESPP shares issuance	645	6	8,809			8,815
Equity component of convertible debt			136,434			136,434
Issuance of common stock for vesting of RSUs	52	1				1
Stock compensation expense			26,240			26,240
Balance at December 31, 2018	77,308	$773	$1,489,664	$(1,282,162)	$(9)	$208,266
Comprehensive loss:
Net loss				(254,337)		(254,337)
Other comprehensive loss					(1)	(1)
Exercise of stock options and ESPP shares issuance	1,632	16	19,684			19,700
Net proceeds from issuance of common stock	10,658	107	260,967			261,074
Issuance of common stock for vesting of RSUs	84	1				1
Stock compensation expense			26,971			26,971
Balance at December 31, 2019	89,682	$897	$1,797,286	$(1,536,499)	$(10)	$261,674
Comprehensive loss:
Net loss				(294,090)		(294,090)
Other comprehensive income					203	203
Exercise of stock options and ESPP shares issuance	1,795	18	26,054			26,072
Net proceeds from issuance of common stock	11,155	112	245,754			245,866
Issuance of common stock for vesting of RSUs	131	1				1
Stock compensation expense			36,158			36,158
Balance at December 31, 2020	102,763	$1,028	$2,105,252	$(1,830,589)	$193	$275,884

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(294,090)	$(254,337)	$(324,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,147	5,188	3,577
Amortization of intangible assets	5,003	4,993	1,249
Stock-based compensation expense	36,158	26,971	26,240
Loss on extinguishment of debt	—	—	2,209
Amortization of debt issuance costs	1,397	1,397	1,350
Accretion of debt discount and back-end fee on debt	18,981	17,985	15,939
Finance lease amortization expense	1,078	360	—
Noncash operating lease expense	5,932	9,763	—
Changes in operating assets and liabilities:
Accounts receivable	2,670	(13,717)	(5,515)
Inventory	(21,180)	(21,281)	(7,032)
Prepaid expenses and other current assets	(3,114)	(8,718)	(5,514)
Other assets	(6,261)	(16,008)	—
Accounts payable	29,825	(4,966)	3,870
Accrued expenses and other	(10,675)	4,789	19,916
Accrued compensation	5,781	(3,068)	10,011
Net cash used in operating activities	(219,348)	(250,649)	(257,977)
Investing activities
Purchase of fixed assets	(6,240)	(42,268)	(13,090)
PARI milestone upon regulatory approvals	(582)	—	(1,724)
Net cash used in investing activities	(6,822)	(42,268)	(14,814)
Financing activities
Proceeds from issuance of 1.75% convertible senior notes due 2025	—	—	450,000
Payment of debt principal and extinguishment costs	—	—	(57,835)
Proceeds from issuance of common stock, net	245,866	261,074	—
Proceeds from exercise of stock options, ESPP, and RSU vesting	26,073	19,701	8,815
Payment of debt issuance costs	—	—	(14,237)
Payment of financing lease principal	(936)	—	—
Proceeds from tenant improvement allowance	—	4,503	—
Net cash provided by financing activities	271,003	285,278	386,743
Effect of exchange rates on cash and cash equivalents	494	(4)	(45)
Net increase (decrease) in cash and cash equivalents	45,327	(7,643)	113,907
Cash and cash equivalents at beginning of period	487,429	495,072	381,165
Cash and cash equivalents at end of period	$532,756	$487,429	$495,072
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,186	$7,883	$6,289
Cash paid for income taxes	$814	$339	$154
 See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Description of Business and Basis of Presentation
Description of Business—Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE, is approved in the United States as ARIKAYCE (amikacin liposome inhalation suspension) and in the EU as ARIKAYCE® Liposomal 590 mg Nebuliser Dispersion. ARIKAYCE received accelerated approval in the United States (US) in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the European Commission (EC) approved ARIKAYCE for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis. NTM lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's clinical-stage pipeline includes brensocatib and treprostinil palmitil inhalation powder (TPIP). Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1, which the Company is developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary arterial hypertension and other rare pulmonary disorders.
The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Bridgewater, New Jersey. The Company has legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the United Kingdom (UK), and Japan.
The Company had $532.8 million in cash and cash equivalents as of December 31, 2020 and reported a net loss of $294.1 million for the year ended December 31, 2020. Historically, the Company has funded its operations primarily through public offerings of equity securities and debt financings. The Company commenced commercial shipments of ARIKAYCE in October 2018. The Company expects to continue to incur operating losses both at its US and certain international entities while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP and its other pipeline programs, continuing and commencing commercialization activities for ARIKAYCE in the US and Europe, respectively, continuing to invest in pre-commercial and regulatory activities for ARIKAYCE in Japan, and funding other general and administrative activities.
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
Risks and Uncertainties—There are many uncertainties regarding the novel coronavirus (COVID-19) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the year ended December 31, 2020, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.
Basis of Presentation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Celtrix Pharmaceuticals, Inc., Insmed Holdings Limited, Insmed Ireland Limited, Insmed France SAS, Insmed Germany GmbH, Insmed Limited, Insmed Netherlands B.V., Insmed Godo Kaisha, Insmed Switzerland GmbH, and Insmed Italy S.R.L.. All intercompany transactions and balances have been eliminated in consolidation.
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
Accounts Receivable—Accounts receivable are recorded net of customer allowances for prompt pay discounts, chargebacks, and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, expected credit losses have not been material.
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
Impairment Assessment—The Company reviews the recoverability of its finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, the Company assess the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, the Company measures the amount of the impairment by comparing to the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed at December 31, 2020.
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
The Company's only financial assets and liabilities which were measured at fair value as of December 31, 2020 and December 31, 2019 were Level 1 assets comprised of cash and cash equivalents. The Company's cash and cash equivalents permit daily redemptions and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of December 31, 2020
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$532.8	$532.8	$—	$—

	As of December 31, 2019
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$487.4	$487.4	$—	$—

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during 2020 and 2019.

As of December 31, 2020 and 2019, the Company held no securities that were in an unrealized loss or gain position.

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

The estimated fair value of the liability component of the 1.75% convertible senior notes due 2025 (the Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of December 31, 2020 was $516.4 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the Convertible Notes. The $356.3 million carrying value of the Convertible Notes as of December 31, 2020 excludes the $88.0 million of the unamortized portion of the debt discount.
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the year ended December 31, 2020 and 2019.

	Percentage of Total Gross Product Revenue
	2020	2019
Customer A	28%	31%
Customer B	27%	22%
Customer C	23%	26%

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
Product revenues, net consist primarily of net sales of ARIKAYCE in the US. Product revenues are recognized once the Company performs and satisfies all five steps mentioned above. The Company's customers in the US include specialty pharmacies and specialty distributors.
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
The following table provides a summary roll-forward of the Company's sales allowances and related accruals for the years ended December 31, 2020 and 2019, which have been deducted in arriving at product revenues, net (in thousands).

	Customer Credits, Fees and Discounts	Rebates, Chargebacks and Co-pay Assistance	Total
Balance as of January 1, 2020	$464	$5,171	$5,635
Allowances for current period sales	3,731	18,244	21,975
Allowances for prior period sales	—	(288)	(288)
Payments and credits	(3,742)	(18,609)	(22,351)
Balance as of December 31, 2020	$453	$4,518	$4,971

Balance as of January 1, 2019	$234	$688	$922
Allowances for current period sales	3,151	12,059	15,210
Allowances for prior period sales	14	26	40
Payments and credits	(2,935)	(7,602)	(10,537)
Balance as of December 31, 2019	$464	$5,171	$5,635

The Company also recognizes revenue related to certain early access programs (EAPs) in Europe, consisting of sales to the French National Agency for Medicines and Health Products Safety, which granted ARIKAYCE a Temporary Authorization for Use (Autorisation Temporaire d'Utilisation, or ATU) and from the named patient program in Germany and

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
other countries. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations. In December 2020, the Company began recognizing product revenue from commercial sales to Germany subsequent to receiving approval by the EC.
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
Research and Development—R&D expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in the Company's research and development functions, including medical affairs. R&D expense also includes other internal operating expenses, the cost of manufacturing a product candidate, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as brensocatib. The Company's expenses related to manufacturing its product candidates and medical devices for clinical study are primarily related to activities at contract manufacturing organizations that manufacture its clinical product supply of ARIKAYCE, brensocatib and TPIP. The Company's expenses related to clinical trials are primarily related to activities at contract research organizations that conduct and manage clinical trials on the Company's behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.
Stock-based Compensation—The Company recognizes stock-based compensation expense for awards of equity instruments to employees and directors based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award. The Company may also grant performance-based stock options to employees from time-to-time. The grant-date fair value of performance-based stock options is recognized as compensation expense over the implicit service period using the accelerated attribution method once it is probable that the performance condition will be achieved. Stock-based compensation expense is included in both R&D and SG&A expenses in the consolidated statements of comprehensive loss.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that is more likely than not to be sustained upon ultimate settlement. As any adjustment to the Company’s uncertain tax positions would not result in a cash tax liability, it has not recorded any accrued interest or penalties related to its uncertain tax positions.
The Company's policy for interest and penalties related to income tax exposures is to recognize interest and penalties as a component of the income tax provision in the consolidated statements of comprehensive loss.
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
The following table sets forth the reconciliation of the weighted average number of shares used to compute basic and diluted net loss per share for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net loss	$(294,090)	$(254,337)	$(324,277)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	97,605	84,560	76,889
Effect of dilutive securities:
Common stock options	—	—	—
Unvested restricted stock and restricted stock units	—	—	—
Convertible debt securities	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	97,605	84,560	76,889
Net loss per share:
Basic and diluted	$(3.01)	$(3.01)	$(4.22)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of December 31, 2020, 2019 and 2018 as their effect would have been anti-dilutive (in thousands).

	As of December 31,
	2020	2019	2018
Common stock options	12,263	10,493	9,382
Unvested restricted stock and restricted stock units	844	501	228
Convertible debt securities	11,492	11,492	11,492

Leases—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use (ROU) asset representing its right to use the underlying asset for the lease term on the balance sheet.

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
Recently Adopted Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, which requires financial assets measured at an amortized cost basis to be presented at the net amount expected to be collected. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted ASU 2016-13 effective January 1, 2020. Different aspects of the guidance required modified retrospective or prospective adoption. Adoption of the standard did not have a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements (Not Yet Adopted)—In August 2020, the FASB issued ASU 2020-06, Debt — Accounting for Convertible Instruments, to reduce the complexity associated with applying US GAAP to certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the number of accounting models for convertible debt instruments is reduced, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Only convertible instruments that meet the definition of a derivative or are issued with substantial premiums will continue to be subject to the separation models. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021. A modified retrospective and a fully retrospective transition method are both permitted. The Company is currently evaluating the impact of adoption of ASU 2020-06 on its consolidated financial statements.
3.        Inventory
The Company's inventory balance consists of the following (in thousands):

	As of December 31,
	2020	2019
Raw materials	$21,601	$16,048
Work-in-process	18,754	6,420
Finished goods	9,237	5,845
	$49,592	$28,313

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

4. Intangible Assets, Net

As of December 31, 2020, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D, which resulted from the initial amount recorded at the time of the Company's merger with Transave in 2010 and subsequent adjustments in the value as well as milestones paid to PARI for the license to use PARI's Lamira® Nebulizer System for the delivery of ARIKAYCE to patients of $1.7 million as a result of the FDA approval of ARIKAYCE in September 2018 and $0.6 million as a result of the EMA approval of ARIKAYCE in October 2020. Total intangible assets, net was $49.3 million and $53.7 million as of December 31, 2020 and 2019, respectively.

The Company began amortizing its finite-lived intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of these assets during each of the next five years is estimated to be approximately $5.1 million per year.
A rollforward of the Company's finite-lived intangible assets for the years ended December 31, 2020 and 2019 follows (in thousands):

	2020
Intangible Asset	January 1,	Additions	Amortization	December 31,
Acquired ARIKAYCE R&D	$52,139	$—	$(4,850)	$47,289
PARI milestones	1,543	582	(153)	1,972
	$53,682	$582	$(5,003)	$49,261

	2019
Intangible Asset	January 1,	Additions	Amortization	December 31,
Acquired ARIKAYCE R&D	$56,988	$—	$(4,849)	$52,139
PARI milestone	1,687	—	(144)	1,543
	$58,675	$—	$(4,993)	$53,682

5.        Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Estimated Useful Life (years)	As of December 31,
Asset Description		2020	2019
Lab equipment	7	$10,352	$9,634
Furniture and fixtures	7	5,917	5,908
Computer hardware and software	3 - 5	7,267	6,806
Office equipment	7	88	154
Manufacturing equipment	7	1,567	1,567
Leasehold improvements	lease term	35,289	33,852
Construction in progress (CIP)	—	21,823	21,526
		82,303	79,447
Less accumulated depreciation		(28,350)	(19,267)
		$53,953	$60,180

Depreciation expense was $9.1 million, $5.2 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

6.        Accrued Expenses
Accrued expenses consist of the following (in thousands):

	As of December 31,
	2020	2019
Accrued clinical trial expenses	$6,733	$5,598
Accrued professional fees	8,594	12,581
Accrued technical operation expenses	9,164	6,446
Accrued royalty payable	3,423	3,117
Accrued interest payable	3,631	3,631
Accrued sales allowances and related costs	5,051	5,267
Accrued construction costs	364	2,689
Other accrued expenses	847	1,046
	$37,807	$40,375

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
The Company outsources its manufacturing operations to CMOs. Upon review of the agreements with its CMOs, the Company determined that these contracts contain embedded leases for dedicated manufacturing facilities. The Company obtains substantially all of the economic benefits from the use of the manufacturing facilities, has the right to direct how and for what purpose the facility is used throughout the period of use, and the supplier does not have the right to change the operating

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.        Leases (Continued)
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

	As of December 31, 2020		As of December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$1,078		$360
Interest on lease liabilities	1,301		440
Total finance lease cost		$2,379		$800
Operating lease cost		8,664		12,218
Variable lease cost		9,950		92
Total lease cost		$20,993		$13,110

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases		$1,301		$—
Operating cash flows for operating leases		$8,813		$10,060
Financing cash flows for finance leases		$936		$(4,503)
Right-of-use assets obtained in exchange for new finance lease liabilities		$—		$20,310
Right-of-use assets obtained in exchange for new operating lease liabilities		$1,205		$47,436
Weighted average remaining lease term - finance leases		9.6 years		10.6 years
Weighted average remaining lease term - operating leases		4.4 years		5.0 years
Weighted average discount rate - finance leases		8.6%		8.6%
Weighted average discount rate - operating leases		7.4%		7.4%

In addition to the operating lease costs disclosed above, the Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $9.9 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.

The table below presents the maturity of lease liabilities on an annual basis for the remaining years of the Company's commenced lease agreements (in thousands).

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.        Leases (Continued)

Year Ending December 31,	Finance Lease	Operating Leases
2021	$2,381	$13,329
2022	1,819	6,339
2023	1,670	6,090
2024	2,556	6,000
2025	2,615	6,000
Thereafter	12,732	—
Total	23,773	37,758
Less: present value discount	7,979	5,028
Present value of lease liabilities	$15,794	$32,730
Balance Sheet Classification at December 31, 2020:
Current lease liabilities	$1,081	$11,475
Long-term lease liabilities	14,713	21,255
Total lease liabilities	$15,794	$32,730

In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $25.1 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.
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

Holders may convert their Convertible Notes prior to October 15, 2024, only under the following circumstances, subject to the conditions set forth in an indenture, dated as of January 26, 2018, between the Company and Wells Fargo Bank, National Association (Wells Fargo), as trustee, as supplemented by the first supplemental indenture, dated January 26, 2018, between the Company and Wells Fargo (as supplemented, the Indenture): (i) during the five business day period immediately after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of convertible notes, as determined following a request by a holder of the convertible notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on such trading day, (ii) the Company elects to distribute to all or substantially all holders of the common stock (a) any rights, options or warrants (other than in connection with a stockholder rights plan for so long as the rights issued under such plan have not detached from the associated shares of common stock) entitling them, for a period of not more than 45 days from

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.        Debt (Continued)

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

The Convertible Notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in the convertible notes are not required to be separately accounted for as a derivative. However, since the Convertible Notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the gross proceeds of the Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6%, and accordingly, the residual equity component on the date of issuance was $140.9 million. The discount is being amortized to interest expense over the term of the Convertible Notes and has a remaining period of approximately 4.04 years.

For the twelve months ended December 31, 2020, total interest expense related to the Convertible Notes was $28.3 million, which includes the contractual interest coupon payable semi-annually in cash, the amortization of the issuance costs, and accretion of debt discount, as described in the table below. The following table presents the carrying value of the Company’s debt balance as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
1.75% convertible senior notes due 2025	$450,000	$450,000
Debt issuance costs, unamortized	(5,646)	(7,043)
Discount on debt	(88,036)	(107,017)
Long-term debt, net	$356,318	$335,940
As of December 31, 2020, future principal repayments of the debt for each of the fiscal years through maturity were as follows (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.        Debt (Continued)

Year Ending December 31:
2021	$—
2022	—
2023	—
2024	—
2025	450,000
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
The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place. As of December 31, 2020 and 2019, the fair value of the Company's debt approximated the carrying amount.
Interest Expense
Interest expense related to debt and the finance lease for the years ended December 31, 2020, 2019, and 2018, which includes the contractual interest coupon payable semi-annually in cash, the amortization of the issuance costs, and accretion of debt discount is as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Contractual interest expense	$7,885	$7,883	$8,183
Amortization of debt issuance costs	1,397	1,397	1,350
Accretion of back-end fee on debt	—	—	50
Accretion of debt discount	18,981	17,985	15,889
Total convertible debt interest expense	$28,263	$27,265	$25,472
Finance lease interest expense	1,301	440	—
Total interest expense	$29,564	$27,705	$25,472

9.        Shareholders' Equity
Common Stock—As of December 31, 2020, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 and 102,763,060 shares of common stock issued and outstanding. In addition, as of December 31, 2020, the Company had reserved 12,263,402 shares of common stock for issuance upon the exercise of outstanding common stock options and 844,391 shares of common stock for issuance upon the vesting of restricted stock units.
In the second quarter of 2020, the Company completed an underwritten public offering of 11,155,000 shares of the Company's common stock, including 1,455,000 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares from the Company, at a public offering price of $23.25 per share. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and other offering expenses of $13.5 million, were $245.9 million.
In the second quarter of 2019, the Company completed an underwritten public offering of 10,657,692 shares of the Company's common stock, including 1,042,307 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares at a public offering price of $26.00. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and other offering expenses of $16.0 million, were $261.1 million. The

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.        Shareholders' Equity (Continued)

offering also included the sale of 400,000 shares from the Company's Chair and Chief Executive Officer, from which the Company received no proceeds.
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
Preferred Stock—As of December 31, 2020 and 2019, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 and no shares of preferred stock were issued and outstanding.
10.        Stock-Based Compensation
The Company’s current equity compensation plan, the 2019 Incentive Plan, was approved by shareholders at the Company’s Annual Meeting of Shareholders in May 2019. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. On May 16, 2019, upon the approval of the 2019 Incentive Plan by shareholders, 3,500,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the 2017 Incentive Plan, the 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. On May 12, 2020, at the Company's 2020 Annual Meeting of Shareholders, the Company's shareholders approved an amendment of the 2019 Incentive Plan providing for the issuance of an additional 4,500,000 shares under the plan. As of December 31, 2020, 5,200,879 shares remained for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options. These awards are made pursuant to the Nasdaq inducement grant exception as a component of new hires’ employment compensation in connection with the Company’s equity grant program. During the twelve months ended December 31, 2020 and 2019, the Company granted inducement stock options covering 996,830 and 305,180 shares, respectively, of the Company's common stock to new employees.
Stock Options—The Company calculates the fair value of stock options granted using the Black-Scholes valuation model. The following table summarizes the grant date fair value and assumptions used in determining the fair value of all stock options granted, including grants of inducement options, during the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Volatility	66%-71%	67% - 70%	66% - 68%
Risk-free interest rate	0.22%-1.67%	1.35% - 2.56%	2.25% - 2.96%
Dividend yield	0.0%	0.0%	0.0%
Expected option term (in years)	5.17	5.09	5.09
Weighted average fair value of stock options granted	$13.75	$8.76	$16.03

For the years ended December 31, 2020, 2019 and 2018, the volatility factor was based on the Company’s historical volatility during the expected option term. The company accounts for forfeitures as they occur.
From time to time, the Company grants performance-condition options to certain employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the individuals fulfilling a service condition (continued employment). The Company had no performance options outstanding as of December 31, 2020, 2019 and 2018.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.        Stock-Based Compensation (Continued)
The following table summarizes stock option activity for stock options granted for the years ended December 31, 2020, 2019 and 2018 as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in '000)
Options outstanding at January 1, 2018	8,608,921	$14.08
Granted	1,755,600	$27.63
Exercised	(494,351)	$14.46
Forfeited and expired	(488,440)	$19.79
Options outstanding at December 31, 2018	9,381,730	$16.30
Exercisable at December 31, 2018	5,649,698	$13.45
Granted	3,434,270	$15.02
Exercised	(1,413,341)	$11.87
Forfeited and expired	(909,713)	$19.02
Options outstanding at December 31, 2019	10,492,946	$16.24
Exercisable at December 31, 2019	5,719,818	$15.38
Granted	3,990,740	$24.12
Exercised	(1,678,604)	$14.04
Forfeited and expired	(541,680)	$23.98
Options outstanding at December 31, 2020	12,263,402	$18.84	7.00	$177,480
Exercisable at December 31, 2020	6,028,261	$16.15	5.34	$103,306

The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $24.0 million, $16.5 million and $5.6 million, respectively.
As of December 31, 2020, there was $59.7 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.8 years.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.        Stock-Based Compensation (Continued)
The following table summarizes RSU awards granted during the years ended December 31, 2020, 2019 and 2018:

	Number of RSUs	Weighted Average Grant Price
Outstanding at January 1, 2018	46,914	$17.16
Granted	253,586	$29.16
Released	(51,992)	$18.46
Forfeited	(20,682)	$29.05
Outstanding at December 31, 2018	227,826	$29.14
Granted	407,655	$27.89
Released	(92,145)	$28.05
Forfeited	(42,514)	$29.11
Outstanding at December 31, 2019	500,822	$28.32
Granted	559,054	$23.85
Released	(161,774)	$28.90
Forfeited	(53,711)	$25.43
Outstanding at December 31, 2020	844,391	$25.43

As of December 31, 2020, there was $15.0 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.3 years.
The following table summarizes the stock-based compensation recorded in the consolidated statements of comprehensive loss related to stock options and RSUs during the years ended December 31, 2020, 2019 and 2018 (in millions):

	Years ended December 31,
	2020	2019	2018
Research and development expenses	$11.8	$8.2	$9.4
Selling, general and administrative expenses	24.4	18.8	16.8
Total	$36.2	$27.0	$26.2

Employee Stock Purchase Plan - On May 15, 2018, the Company's shareholders approved the Company’s 2018 Employee Stock Purchase Plan (ESPP). As part of the ESPP, eligible employees may acquire an ownership interest in the Company by purchasing common stock, at a discount, through payroll deductions. The ESPP is compensatory under GAAP and the Company recorded stock compensation expense of $1.2 million, $1.6 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
11.        Income Taxes
The income tax provision was $1.4 million, $0.8 million and $0.2 million and the effective rates were approximately 0%, 0% and 0% for the years ended December 31, 2020, 2019 and 2018, respectively. As a result of the Tax Cuts and Jobs Act (the Tax Act), the Company recorded a noncurrent receivable to reflect the refund due to the Company in future periods relating to the previously paid alternative minimum tax. In addition, the income tax provision for the years ended December 31, 2020, 2019 and 2018 reflected current income tax expense recorded as a result of the taxable income in certain of the Company's non-US subsidiaries and certain state income taxes.
For the years ended December 31, 2020 and 2019, the Company was also subject to foreign income taxes as a result of legal entities established for activities in Europe and Japan. The Company's loss before income taxes in the US and globally was as follows (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.        Income Taxes (Continued)

	Years Ended December 31,
	2020	2019	2018
US	$(207,120)	$(201,161)	$(286,211)
Foreign	(85,568)	(52,399)	(37,865)
Total	$(292,688)	$(253,560)	$(324,076)

The Company's income tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	268	10	4
Foreign	1,134	767	197
	1,402	777	201
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Total	$1,402	$777	$201

The reconciliation between the federal statutory tax rates and the Company's effective tax rate is as follows:

	Years Ended December 31,
	2020	2019	2018
Statutory federal tax rate	21%	21%	21%
Permanent items	—%	(1)%	—%
State income taxes, net of federal benefit	4%	6%	5%
R&D and other tax credits	2%	2%	2%
Foreign income taxes	1%	1%	(1)%
Change in valuation allowance	(32)%	(32)%	(27)%
Change in Irish trading status	4%	3%	—%
Effective tax rate	—%	—%	—%

The trading income tax rate for an Irish company is 12.5% and the non-trading income tax rate is 25%. During 2019, the Company determined that it qualifies as a non-trading company. As such, the Company’s Irish NOLs were revalued to the higher rate. Further, not all expenses incurred will result in a non-trading company loss carryforward. These changes had no impact to income tax expense as a result of the valuation allowance.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.        Income Taxes (Continued)

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities consist of the following:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$377,093	$304,266
General business credits	123,305	114,887
Product license	5,652	6,456
Inventory	3,767	3,129
Lease liabilities	12,421	16,439
Stock-based compensation	21,664	20,587
Other	8,550	6,038
Deferred tax assets	$552,452	$471,802
Deferred tax liabilities:
Intangibles	$(9,163)	$(14,316)
Right-of-use assets	(11,054)	(15,485)
Convertible debt	(22,474)	(28,524)
Deferred tax liabilities	$(42,691)	$(58,325)
Net deferred tax assets	$509,761	$413,477
Valuation allowance	(509,761)	(413,477)
Net deferred tax assets	$—	$—

The net deferred tax assets (prior to applying the valuation allowance) of $509.8 million and $413.5 million at December 31, 2020 and 2019, respectively, primarily consist of net operating loss carryforwards for income tax purposes. Due to the Company's history of operating losses, the Company recorded a valuation allowance on its net deferred tax assets by increasing the valuation allowance by $96.3 million and $80.9 million in 2020 and 2019, respectively, as it was more likely than not that such tax benefits will not be realized.
At December 31, 2020, the Company had federal net operating loss carryforwards for income tax purposes of approximately $1.2 billion. Due to the limitation on NOLs as more fully discussed below, $1.0 billion of the NOLs are available to offset future taxable income, if any. The NOL carryovers and general business tax credits expire in various years beginning in 2018. For state tax purposes, the Company has approximately $456.7 million of New Jersey NOLs available to offset against future taxable income. The Company also has California and Virginia NOLs that are entirely limited due to Section 382 (as discussed below). The Company has $202.8 million of non-trading loss carryforwards for Irish tax purposes. The Company has disallowed interest expense carryover of $6.1 million which carryforward indefinitely.
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
Law Changes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted into law in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such an enhanced interest deductibility, repeal of the 80% limitation with respect to net operating losses arising in taxable years 2018-2020, and additional depreciation deductions related to qualified improvement property. The Company has concluded the analysis of these provisions as of year-end and the CARES Act did not have a material impact on the Company’s income taxes for 2020.

The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If such unrecognized tax benefits were realized and not subject to valuation allowances, the Company would recognize a tax benefit of $5.6 million. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	2020	2019
Balance as of January 1,	$4,836	$4,087
Additions related to prior period tax positions	—	—
Reductions related to prior period tax positions	(32)	(60)
Additions related to current period tax positions	829	809
Balance as of December 31,	$5,633	$4,836

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
The Company's policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. As of December 31, 2020 and 2019, the Company has recorded reserves for unrecognized income tax benefits of $5.6 million and $4.8 million, respectively. As any adjustment to the Company’s uncertain tax positions would not result in a cash tax liability, it has not recorded any accrued interest or penalties related to its uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.

12.        License and Other Agreements
In-License Agreements
PARI Pharma GmbH—In April 2008, the Company entered into a licensing agreement with PARI Pharma GmbH (PARI) for use of the optimized Lamira Nebulizer System for delivery of ARIKAYCE in treating patients with NTM lung infections, CF and bronchiectasis. Under the licensing agreement, the Company has rights under several US and foreign issued patents and patent applications involving improvements to the optimized Lamira Nebulizer System, to exploit the system with ARIKAYCE for the treatment of such indications, but the Company cannot manufacture the nebulizers except as permitted under the commercialization agreement with PARI, which is described in further detail below. The Lamira Nebulizer System has been approved for use in the US (in combination with ARIKAYCE) and the EU. Under the licensing agreement, the Company paid PARI an upfront license fee and certain milestone payments. Upon FDA acceptance of the Company's New Drug Application and the subsequent FDA and EMA approval of ARIKAYCE, the Company paid PARI additional milestone payments of €1.0 million, €1.5 million and €0.5 million, respectively. In October 2017, the Company exercised an option to buy-down the royalties that will be paid to PARI on ARIKAYCE net sales. As a result, PARI is entitled to receive royalty

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.        License and Other Agreements (Continued)
payments in the mid-single digits on the annual global net sales of ARIKAYCE, pursuant to the licensing agreement, subject to certain specified annual minimum royalties. See below for information related to the commercialization agreement with PARI.
Other Agreements
Cystic Fibrosis Foundation Therapeutics, Inc.—In 2004 and 2009, the Company entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby it received $1.7 million and $2.2 million in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the agreements, as amended, the Company owes milestone payments to CFFT of $13.4 million in the aggregate, of which $1.0 million has been paid through December 31, 2020, which are payable through 2025. Furthermore, if certain global sales milestones are met within five years of the commercialization of ARIKAYCE, the Company would owe up to an additional $3.9 million. The Company has determined the likelihood of meeting such global sales milestones and have accrued for these contingent obligations proportionally based on net sales of ARIKAYCE.
Resilience Biotechnologies Inc. (successor to Therapure Biopharma Inc.)—In February 2014, the Company entered into a contract manufacturing agreement with Therapure Biopharma Inc., which was assumed by Resilience Biotechnologies Inc. (Resilience) for the manufacture of ARIKAYCE, on a non-exclusive basis, at a 200 kg scale. Pursuant to the agreement, the Company and Resilience collaborated to construct a production area for the manufacture of ARIKAYCE in Resilience's existing manufacturing facility in Canada. The agreement has an initial term of five years, which began in October 2018, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years prior written notice to the other party. Notwithstanding the foregoing, the parties have rights and obligations under the agreement prior to the commencement of the initial term. Under the agreement, the Company is obligated to pay a minimum of $6 million for commercial ARIKAYCE batches produced and certain manufacturing activities each calendar year.
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
AstraZeneca AB—In October 2016, the Company entered into a license agreement (AZ License Agreement) with AstraZeneca AB, a Swedish corporation (AstraZeneca). Pursuant to the terms of the AZ License Agreement, AstraZeneca granted the Company exclusive global rights for the purpose of developing and commercializing AZD7986 (renamed brensocatib). In consideration of the licenses and other rights granted by AstraZeneca, the Company made an upfront payment of $30.0 million, which was included as research and development expense in the fourth quarter of 2016. In December 2020, the Company incurred a $12.5 million milestone payment obligation upon the first dosing in a Phase 3 clinical trial of brensocatib. The Company is also obligated to make a series of additional contingent milestone payments totaling up to an additional $72.5 million upon the achievement of clinical development and regulatory filing milestones. If the Company elects to develop brensocatib for a second indication, the Company will be obligated to make an additional series of contingent milestone payments to AstraZeneca totaling up to $42.5 million, the first of which occurs at the initiation of a Phase 3 trial in the additional indication. The Company is not obligated to make any additional milestone payments for additional indications. In addition, the Company will pay AstraZeneca tiered royalties ranging from a high single-digit to mid-teens on net sales of any approved product based on brensocatib and one additional payment of $35.0 million upon the first achievement of $1.0 billion

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.        License and Other Agreements (Continued)
in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with the Company for commercialization of brensocatib in chronic obstructive pulmonary disease or asthma.
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
PPD Development, L.P.—In April 2020, the Company entered into a master services agreement with PPD Development, L.P. (PPD) pursuant to which it retained PPD to perform clinical development services in connection with certain of its clinical research programs. The master services agreement has an initial term of five years. Either party may terminate (i) any project addendum under the master services agreement for any reason and without cause upon 30 days’ written notice, (ii) any project addendum in the event of the other party’s breach of the master services agreement or such project addendum upon 30 days’ written notice, provided that such breach is not cured within such 30-day period, (iii) the master services agreement or any project addendum immediately upon the occurrence of an insolvency event with respect to the other party or (iv) any project addendum upon 30 days’ written notice if (a) the continuation of the services under such project addendum would post material ethical or safety risks to study participants, (b) any approval from a regulatory authority necessary to perform the applicable study is revoked, suspended or expires without renewal or (c) in the reasonable opinion of such party, continuation of the services provided under such project addendum would be in violation of applicable law. The Company entered into project addenda with PPD to perform clinical development services over several years for, but not limited to, its ARISE, ENCORE and ASPEN studies.
13.        Commitments and Contingencies
Commitments
In September 2018, the Company entered into a lease for its new corporate headquarters in Bridgewater, New Jersey. The initial lease term commenced in October 2019 and expires in September 2030. In July 2016, the Company signed an operating lease for laboratory space, also located in Bridgewater, for which the initial lease term expires in September 2021. In October 2018, the Company expanded its lease for laboratory space located in Bridgewater, which commenced in January 2019. Future minimum rental payments under the Bridgewater leases are $24.9 million.
Rent expense charged to operations was $3.7 million, $3.2 million, and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Rent expense is recorded on a straight-line basis over the term of the applicable leases.
In addition to rent, the Company has several firm purchase commitments, primarily related to the manufacturing of ARIKAYCE and annual minimum royalties on global net sales of ARIKAYCE. Future firm purchase commitments under these agreements, the last of which ends in 2034, total $83.1 million. These amounts do not represent the Company's entire anticipated purchases in the future, but instead represent only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend amounts or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.
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
14.        Retirement Plan

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.        Retirement Plan (Continued)
The Company has a 401(k) defined contribution plan for the benefit for all US employees and permits voluntary contributions by employees subject to IRS-imposed limitations. Effective January 1, 2018, the Company matched 100% of eligible employee contributions on the first 4% of employee salary (up to the IRS maximum). Employer contributions for the year ended December 31, 2020, 2019 and 2018 were $2.9 million, $2.8 million and $2.2 million, respectively.