Form 10-Q
period 2021-03-31
INSMED Inc
filed 2021-05-06
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2021, there were 103,492,007 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$409,751	$532,756
Accounts receivable	17,628	16,562
Inventory	52,060	49,592
Prepaid expenses and other current assets	21,565	23,982
Total current assets	501,004	622,892

Intangibles, net	47,998	49,261
Fixed assets, net	52,684	53,953
Finance lease right-of-use assets	10,064	10,334
Operating lease right-of-use assets	34,279	32,946
Other assets	46,362	26,769
Total assets	$692,391	$796,155

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,422	$42,853
Accrued expenses	41,289	37,807
Accrued compensation	10,149	25,591
Finance lease liabilities	1,119	1,081
Operating lease liabilities	6,418	11,475
Total current liabilities	81,397	118,807

Debt, long-term	361,575	356,318
Finance lease liabilities, long-term	14,417	14,713
Operating lease liabilities, long-term	24,068	21,255
Other long-term liabilities	9,298	9,178
Total liabilities	490,755	520,271

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 103,278,670 and 102,763,060 issued and outstanding shares at March 31, 2021 and December 31, 2020, respectively	1,033	1,028
Additional paid-in capital	2,122,743	2,105,252
Accumulated deficit	(1,922,230)	(1,830,589)
Accumulated other comprehensive income	90	193
Total shareholders’ equity	201,636	275,884
Total liabilities and shareholders’ equity	$692,391	$796,155
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020

Product revenues, net	$40,214	$36,860

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	9,844	8,438
Research and development	61,390	36,184
Selling, general and administrative	51,550	51,346
Amortization of intangible assets	1,263	1,249
Total operating expenses	124,047	97,217

Operating loss	(83,833)	(60,357)

Investment income	33	1,404
Interest expense	(7,559)	(7,411)
Other (expense) income, net	(43)	36
Loss before income taxes	(91,402)	(66,328)

Provision for income taxes	239	36

Net loss	$(91,641)	$(66,364)

Basic and diluted net loss per share	$(0.89)	$(0.74)

Weighted average basic and diluted common shares outstanding	103,040	89,779

Net loss	$(91,641)	$(66,364)
Other comprehensive income (loss):
Foreign currency translation losses	(103)	(37)
Total comprehensive loss	$(91,744)	$(66,401)

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2020	89,682	$897	$1,797,286	$(1,536,499)	$(10)	$261,674
Comprehensive loss:
Net loss				(66,364)		(66,364)
Other comprehensive loss					(37)	(37)
Exercise of stock options and ESPP shares issuance	151	2	2,424			2,426
Issuance of common stock for vesting of RSUs	27	—				—
Stock compensation expense			9,002			9,002
Balance at March 31, 2020	89,860	$899	$1,808,712	$(1,602,863)	$(47)	$206,701

Balance at January 1, 2021	102,763	$1,028	$2,105,252	$(1,830,589)	$193	$275,884
Comprehensive loss:
Net loss				(91,641)		(91,641)
Other comprehensive loss					(103)	(103)
Exercise of stock options and ESPP shares issuance	416	4	6,956			6,960
Issuance of common stock for vesting of RSUs	100	1				1
Stock compensation expense			10,535			10,535
Balance at March 31, 2021	103,279	$1,033	$2,122,743	$(1,922,230)	$90	$201,636

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(91,641)	$(66,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,388	2,266
Amortization of intangible assets	1,263	1,249
Stock-based compensation expense	10,535	9,002
Amortization of debt issuance costs	350	349
Accretion of debt discount	4,907	4,650
Finance lease amortization expense	270	360
Noncash operating lease expense	5,208	1,536
Changes in operating assets and liabilities:
Accounts receivable	(1,066)	2,078
Inventory	(2,754)	(2,332)
Prepaid expenses and other current assets	2,056	4,341
Other assets	(19,731)	(1,568)
Accounts payable	(20,273)	4,169
Accrued expenses and other	(4,686)	(7,480)
Accrued compensation	(15,107)	(10,191)
Net cash used in operating activities	(128,281)	(57,935)
Investing activities
Purchase of fixed assets	(1,181)	(2,679)
Net cash used in investing activities	(1,181)	(2,679)
Financing activities
Proceeds from exercise of stock options, ESPP, and RSU vesting	6,961	2,426
Payments of finance lease principal	(258)	(292)
Net cash provided by financing activities	6,703	2,134
Effect of exchange rates on cash and cash equivalents	(246)	(7)
Net decrease in cash and cash equivalents	(123,005)	(58,487)
Cash and cash equivalents at beginning of period	532,756	487,429
Cash and cash equivalents at end of period	$409,751	$428,942
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,271	$4,381
Cash paid for income taxes	$672	$414

 See accompanying notes to consolidated financial statements

INSMED INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                    The Company and Basis of Presentation

Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE, is approved in the United States as ARIKAYCE (amikacin liposome inhalation suspension), in Europe as ARIKAYCE® Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the United States (US) in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the European Commission (EC) approved ARIKAYCE for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis (CF). In March 2021, Japan's Ministry of Health, Labour and Welfare (MHLW) approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's clinical-stage pipeline includes brensocatib and treprostinil palmitil inhalation powder (TPIP). Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), which the Company is developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary arterial hypertension (PAH) and other rare pulmonary disorders.
The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Bridgewater, New Jersey. The Company has legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the United Kingdom (UK), and Japan.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the US for complete consolidated financial statements are not included herein. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated in consolidation.

The Company had $409.8 million in cash and cash equivalents as of March 31, 2021 and reported a net loss of $91.6 million for the three months ended March 31, 2021. Historically, the Company has funded its operations through public offerings of equity securities and debt financings. The Company commenced commercial shipments of ARIKAYCE in October 2018. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP and its other pipeline programs, and continuing and commencing pre-commercial, commercialization and regulatory activities for ARIKAYCE, and funding other general and administrative activities.

The Company expects its future cash requirements to be substantial, and the Company may need to raise additional capital to fund operations, including the continued commercialization of ARIKAYCE and additional clinical trials related to ARIKAYCE, to develop brensocatib and TPIP and to develop, acquire, in-license or co-promote other products or product candidates, including those that address a broad range of rare diseases. The source, timing and availability of any future financing or other transaction will depend principally upon continued progress in the Company’s commercial, regulatory and development activities. Any equity or debt financing will also be contingent upon equity and debt market conditions and interest rates at the time. If the Company is unable to obtain sufficient additional funds when required, the Company may be forced to delay, restrict or eliminate all or a portion of its development programs or commercialization efforts. The Company believes it currently has sufficient funds to meet its financial needs for at least the next 12 months.

Risks and Uncertainties - There are many uncertainties regarding the novel coronavirus (COVID-19) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the three months ended March 31, 2021, the

Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

2.                                      Summary of Significant Accounting Policies

The following are the required interim disclosure updates to the Company's significant accounting policies described in Note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020:

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

The Company's only financial assets and liabilities, which were measured at fair value as of March 31, 2021 and December 31, 2020, were Level 1 assets comprised of cash and cash equivalents. The Company's cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	March 31, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$409.8	$409.8	$—	$—

	December 31, 2020
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$532.8	$532.8	$—	$—

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021 and December 31, 2020, the Company held no securities that were in an unrealized gain or loss position.

The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. The Company has determined that there were no other-than-temporary impairments during the quarter ended March 31, 2021. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the securities were rated below investment grade; (3) how long the securities have been in an unrealized loss position; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover.

The estimated fair value of the liability component of the Company's 1.75% convertible senior notes due 2025 (the Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of March 31, 2021 was $512.3 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the Convertible Notes. The $361.6 million carrying value of the Convertibles Notes as of March 31, 2021 excludes the $83.1 million and $5.3 million of the unamortized portion of the debt discount and issuance costs, respectively.

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

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share amounts)
Numerator:
Net loss	$(91,641)	$(66,364)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	103,040	89,779
Effect of dilutive securities:
Common stock options	—	—
Restricted stock and RSUs	—	—
Convertible debt securities	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	103,040	89,779
Net loss per share:
Basic and diluted	$(0.89)	$(0.74)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of March 31, 2021 and 2020 as their effect would have been anti-dilutive (in thousands):

	March 31,
	2021	2020
Common stock options	13,008	13,144
Unvested restricted stock and RSUs	915	930
Convertible debt securities	11,492	11,492

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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for collectible trade receivables. The following table presents the percentage of total gross product revenue represented by the Company's three largest customers as of the three months ended March 31, 2021 and 2020.

	March 31,
	2021	2020
Customer A	26%	26%
Customer B	25%	27%
Customer C	22%	25%

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

The Company also recognizes revenue related to certain early access programs (EAPs) in Europe, consisting of sales to the French National Agency for Medicines and Health Products Safety, which granted ARIKAYCE a Temporary Authorization for Use (Autorisation Temporaire d'Utilisation, or ATU) and from the named patient program in Germany and other countries. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations. In December 2020, the Company began recognizing product revenue from commercial sales of ARIKAYCE to Germany subsequent to receiving approval from the EC.

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

New Accounting Pronouncements (Not Yet Adopted) - In August 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-06, Debt — Accounting for Convertible Instruments, to reduce the complexity associated with applying US generally accepted accounting principles (GAAP) to certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the number of accounting models for convertible debt instruments is reduced, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Only convertible instruments that meet the definition of a derivative or are issued with substantial premiums will continue to be subject to the separation models. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021. A modified retrospective and a fully retrospective transition method are both permitted. The Company is currently evaluating the impact of adoption of ASU 2020-06 on its consolidated financial statements.

3.            Inventory

As of March 31, 2021 and December 31, 2020, the Company's inventory balance consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$23,052	$21,601
Work-in-process	18,901	18,754
Finished goods	10,107	9,237
	$52,060	$49,592

Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company began capitalizing inventory costs following FDA approval of ARIKAYCE in September 2018. The Company has not recorded any significant inventory write-downs since that time. The Company currently uses a limited number of third-party contract manufacturing organizations (CMOs) to produce its inventory.

4.                                      Intangibles, Net

As of March 31, 2021, the Company's identifiable intangible assets consisted of acquired ARIKAYCE R&D and milestones paid to PARI for the license to use PARI's Lamira® Nebulizer System for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. Total intangible assets, net was $48.0 million and $49.3 million as of March 31, 2021 and December 31, 2020, respectively.

The Company began amortizing its intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of intangible assets during each of the next five years is estimated to be approximately $5.1 million per year. A rollforward of the Company's intangible assets for the three months ended March 31, 2021 follows (in thousands):

	2021
Intangible Asset	January 1,	Additions	Amortization	March 31,
Acquired ARIKAYCE R&D	$47,289	$—	$(1,213)	$46,076
PARI milestones	1,972	—	(50)	1,922
	$49,261	$—	$(1,263)	$47,998

The Company reviews the recoverability of these finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company determined that no indicators of impairment of finite-lived intangible assets existed at March 31, 2021.

5.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

Asset Description	Estimated Useful Life (years)	March 31, 2021	December 31, 2020
Lab equipment	7	$10,744	$10,352
Furniture and fixtures	7	5,917	5,917
Computer hardware and software	3-5	7,366	7,267
Office equipment	7	88	88
Manufacturing equipment	7	1,567	1,567
Leasehold improvements	lease term	35,410	35,289
Construction in progress (CIP)	—	22,330	21,823
		83,422	82,303
Less: accumulated depreciation		(30,738)	(28,350)
		$52,684	$53,953

6.                                      Accrued Expenses

As of March 31, 2021 and December 31, 2020, the Company's accrued expenses balance consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued clinical trial expenses	$12,117	$6,733
Accrued professional fees	9,804	8,594
Accrued technical operation expenses	6,308	9,164
Accrued royalty payable	3,385	3,423
Accrued interest payable	1,663	3,631
Accrued sales allowances and related costs	7,476	5,051
Accrued construction costs	140	364
Other accrued expenses	396	847
	$41,289	$37,807

7.                                    Leases

The Company's lease portfolio consists primarily of office space, manufacturing facilities, research equipment and fleet vehicles. All of the Company's leases are classified as operating leases, except for the Company's corporate headquarters lease, which is classified as a finance lease. The terms of the Company's lease agreements that have commenced range from less than one year to ten years, ten months. In its assessment of the term of each such lease, the Company has not included any options to extend or terminate the lease due to the absence of economic incentives in its lease agreements. Leases that qualify for treatment as a short-term lease are expensed as incurred. These short-term leases are not material to the Company's financial position. Furthermore, the Company does not separate lease and non-lease components for all classes of underlying assets. The Company's leases do not contain residual value guarantees and it does not sublease any of its leased assets.

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

The Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.

The table below summarizes the supplemental noncash disclosures of the Company's leases included in its consolidated financial statements (in thousands).

	Three Months Ended March 31,
	2021	2020
Finance right-of-use assets obtained in exchange for lease obligations	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$6,541	$22

In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $26.8 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.

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

The Convertible Notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in the convertible notes are not required to be separately accounted for as a derivative. However, since the Convertible Notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate the Convertible Notes into liability and equity components. The carrying amount of the liability component as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the gross proceeds of the Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6%, and accordingly, the residual equity component on the date of issuance was $140.9 million. The discount is being amortized to interest expense over the term of the Convertible Notes and has a remaining period of approximately 3.79 years. The following table presents the carrying value of the Company's debt balance (in thousands):

	March 31, 2021	December 31, 2020
1.75% convertible senior notes due 2025	$450,000	$450,000
Debt issuance costs, unamortized	(5,297)	(5,646)
Discount on debt	(83,128)	(88,036)
Debt, long-term	$361,575	$356,318

As of March 31, 2021, future principal repayments of the debt for each of the years through maturity were as follows (in thousands):

Year Ending December 31:
2021	$—
2022	—
2023	—
2024	—
2025	450,000
$450,000

Interest Expense

Interest expense related to the Convertible Notes for the three months ended March 31, 2021 and 2020, which includes the contractual interest coupon payable semi-annually in cash, the amortization of the issuance costs, accretion of debt discount and finance lease interest expense is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$1,969	$1,973
Amortization of debt issuance costs	350	349
Accretion of debt discount	4,907	4,650
Total convertible debt interest expense	7,226	6,972
Finance lease interest expense	333	439
Interest expense	$7,559	$7,411

9.                                      Shareholders’ Equity

Common Stock — As of March 31, 2021, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 103,278,670 shares of common stock issued and outstanding. In addition, as of March 31, 2021, the Company had reserved 13,007,668 shares of common stock for issuance upon the exercise of outstanding stock options and 915,147 shares of common stock for issuance upon the vesting of RSUs. The Company has also reserved 11,492,280 shares of common stock for issuance upon conversion of the Convertible Notes, subject to adjustment in accordance with the Indenture.

In February 2021, the Company entered into a sales agreement with SVB Leerink LLC (SVB Leerink), to sell shares of our common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an “at the market” equity offering program (the ATM program), under which SVB Leerink acts as sales agent. As of March 31, 2021, the Company had not sold or issued any shares under the ATM program.

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

Preferred Stock — As of March 31, 2021, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.

10.                                Stock-Based Compensation

The Company's current equity compensation plan, the 2019 Incentive Plan, was approved by shareholders at the Company's Annual Meeting of Shareholders on May 16, 2019. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-

employee directors. On May 16, 2019, upon the approval of the 2019 Incentive Plan by shareholders, 3,500,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the 2017 Incentive Plan, the 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. On May 12, 2020, at the Company's 2020 Annual Meeting of Shareholders, the Company's shareholders approved an amendment of the 2019 Incentive Plan providing for the issuance of an additional 4,500,000 shares under the plan. The Company has submitted a proposal to its shareholders to approve a second amendment to the 2019 Incentive Plan at the 2021 Annual Meeting of Shareholders. The second amendment to the 2019 Incentive Plan, if approved, will provide for the issuance of an additional 2,750,000 shares. As of March 31, 2021, 3,794,909 shares remained for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the three months ended March 31, 2021, the Company granted inducement stock options covering 87,790 shares of the Company's common stock to new employees.

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

Stock Options - As of March 31, 2021, there was $77.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.1 years. As of March 31, 2021, there were no performance-condition options outstanding.

Restricted Stock Units — As of March 31, 2021, there was $20.2 million of unrecognized compensation expense related to unvested RSU awards, which is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options and RSUs during the three months ended March 31, 2021 and 2020, respectively (in millions):

	Three Months Ended March 31,
	2021	2020
Research and development	$3.7	$2.8
Selling, general and administrative	6.8	6.2
Total	$10.5	$9.0

11.                                 Income Taxes

The Company's provision for income taxes was $0.2 million and $0.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The provision for income taxes in all periods was primarily a result of certain of the Company's international subsidiaries, which had taxable income during the three months ended March 31, 2021 and 2020. Additionally, the Company is impacted by certain state taxes which effectively impose income tax on modified gross revenues. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.

The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the Company's federal tax returns for the years ended 2017 and later, and is generally open for certain states for the years 2016 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of March 31, 2021 and December 31, 2020, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of March 31, 2021 and December 31, 2020 or the income statement for the three months ended March 31, 2021 and March 31, 2020. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.

On March 27, 2020, the US government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which includes numerous modifications to income tax provisions, including a limitation on business interest expense and net operating loss provisions and the acceleration of alternative minimum tax credits. Given the Company's history of losses, the CARES Act did not impact its income tax positions.

12.                               Commitments and Contingencies

Rent expense charged to operations was $1.2 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. "Forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are statements that are not historical facts and involve a number of risks and uncertainties. Words herein such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "intends," "potential," "continues," and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.
              Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
•failure to successfully commercialize ARIKAYCE, our only approved product, in the US, Europe or Japan (amikacin liposome inhalation suspension, Liposomal 590 mg Nebuliser Dispersion, and amikacin sulfate inhalation drug product, respectively), or to maintain US, European or Japanese approval for ARIKAYCE;
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
•risk that TPIP does not prove to be effective or safe for patients in ongoing and future clinical studies;
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
•failure to obtain, or delays in obtaining, regulatory approvals for ARIKAYCE outside the US, Europe or Japan, or for our product candidates in the US, Europe, Japan or other markets;
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
•impact of the COVID-19 pandemic and efforts to reduce its spread on our business, employees, including key personnel, patients, partners and suppliers;
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

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statement is based on information current as of the date of this Quarterly Report on Form 10-Q and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020.

OVERVIEW

     We are a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. Our first commercial product, ARIKAYCE, is approved in the United States as ARIKAYCE (amikacin liposome inhalation suspension), in Europe as ARIKAYCE® Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the EC approved ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. In March 2021, Japan's MHLW approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which we refer to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal.

Our clinical-stage pipeline includes brensocatib and TPIP. Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which we are developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PAH and other rare pulmonary disorders.

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

• In October 2020, the EC approved ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. In the fourth quarter of 2020, we launched ARIKAYCE in Germany. In February 2021, we launched ARIKAYCE in the Netherlands.

• In December 2020, we commenced the post-approval confirmatory frontline clinical trial program for ARIKAYCE in patients with MAC lung disease. The frontline clinical trial program consists of the ARISE trial and the ENCORE trial. We are currently enrolling patients for these trials, and are running these global studies in parallel.

• In March 2021, Japan's MHLW approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen.

• In addition to our launches in Germany and the Netherlands, we plan to launch in other European countries, subject to local reimbursement processes.

• We anticipate launching ARIKAYCE in Japan in the middle of 2021.

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
Brensocatib (oral reversible inhibitor of DPP1) for non-cystic fibrosis bronchiectasis (NCFBE) and other inflammatory diseases
• In June 2020, we announced full results from our global, randomized, double-blind placebo-controlled Phase 2 WILLOW study evaluating the efficacy, safety, and pharmacokinetics of brensocatib administered once daily in adults with NCFBE. Final results from the WILLOW study were published online in the New England Journal of Medicine in September 2020.

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

• In November 2020, brensocatib was granted access to the Priority Medicines (PRIME) scheme from the European Medicines Agency (EMA) for patients with NCFBE.

• In December 2020, we commenced a Phase 3 trial (the ASPEN trial) through which we will seek to confirm the positive results seen in the WILLOW study. We are currently enrolling patients for this trial, which is designed to investigate brensocatib in patients with bronchiectasis. The primary endpoint is the rate of pulmonary exacerbations over a 52-week treatment period. Patients with bronchiectasis due to CF may not be enrolled in the trial.

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

• In April 2020, we announced that we would provide funding and clinical drug supply for the STOP-COVID19 (Superiority Trial of Protease inhibition in COVID-19) trial, a randomized, double-blind placebo-controlled investigator-initiated study of brensocatib in approximately 400 hospitalized patients with COVID-19 (SARS-CoV-2 infection) sponsored by the University of Dundee. The study has completed enrollment.

TPIP (inhalation formulation of a treprostinil prodrug) for PAH and other rare pulmonary disorders
• In December 2020, we completed dosing of subjects in a Phase 1 healthy volunteer trial to assess the safety, tolerability and pharmacokinetics of TPIP.

• In February 2021, we announced topline results from the Phase 1 study of TPIP in healthy volunteers. Data from the study demonstrated that TPIP was generally well tolerated, with a pharmacokinetic profile that supports continued development with once-daily dosing.

• We plan to present additional data from the Phase 1 healthy volunteer trial of TPIP at an upcoming medical meeting.

• We plan to advance the development of TPIP with two studies in patients with PAH. The first is an open-label, proof-of-mechanism study to understand the impact of TPIP on pulmonary vascular resistance (PVR) over a 24-hour period. We anticipate sharing preliminary data from this study in the second half of 2021. The second will aim to investigate the effect of TPIP on PVR and 6-minute walk distance over a 16-week treatment period using an up-titration, once-daily dosing schedule. We plan to initiate this trial in the fourth quarter of 2021.

Our earlier-stage pipeline includes preclinical compounds that we are evaluating in multiple rare diseases with unmet medical need. To complement our internal research and development, we actively evaluate in-licensing and acquisition opportunities for a broad range of rare diseases.
Our Strategy

Our strategy focuses on the needs of patients with rare diseases. We secured accelerated approval for ARIKAYCE from the FDA for the treatment of refractory MAC lung disease in patients with limited or no alternative treatment options, and currently are primarily focused on the successful commercialization of ARIKAYCE. In Europe, we recently secured EC approval of ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis. We also recently secured Japan's MHLW approval of ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with MAC. Our product candidates are brensocatib, our Phase 3 product candidate which we are developing for patients with bronchiectasis and potentially other neutrophil-mediated diseases, and TPIP, our product candidate that may offer a differentiated product profile for patients with PAH and other rare pulmonary disorders. We are also advancing earlier-stage programs in other rare disorders.

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
•Continue our expansion efforts in Japan to support pre-commercial and commercial activities in the country;
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
•Advance the Phase 2 TPIP development program;
•Generate preclinical findings from our earlier-stage programs; and
•Expand our pipeline through corporate development.

ARIKAYCE for Patients with MAC Lung Disease

ARIKAYCE is our first approved product. ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options. In October 2020, ARIKAYCE received approval in Europe for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. In March 2021, ARIKAYCE received approval in Japan for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. MAC lung disease is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Amikacin solution for parenteral administration is an established drug that has activity against a variety of NTM; however, its use is limited by the need to administer it intravenously and by toxicity to hearing, balance, and kidney function. Unlike amikacin solution for intravenous administration, our proprietary Pulmovance™ technology uses charge-neutral liposomes to deliver amikacin directly to the lungs where liposomal amikacin is taken up by the lung macrophages where the MAC infection resides. This technology also prolongs the release of amikacin in the lungs, while minimizing systemic exposure, thereby offering the potential for decreased systemic toxicities. ARIKAYCE's ability to deliver high levels of amikacin directly to the lung and sites of MAC infection via the use of our Pulmovance technology, distinguishes it from intravenous amikacin. ARIKAYCE is administered once-daily, using Lamira, an inhalation device developed and manufactured by PARI. Lamira is a portable nebulizer that enables aerosolization of liquid medications via a vibrating, perforated membrane, and was designed specifically for ARIKAYCE delivery.

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

Regulatory Pathway Outside of the US

In October 2020, the EC granted marketing authorization for ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. We have launched ARIKAYCE in Germany and the Netherlands, and plan to launch in other European Union (EU) countries and the UK, subject to local reimbursement processes.

In March 2021, Japan's MHLW approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. We anticipate launching ARIKAYCE in Japan in the middle of 2021.

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

The ARISE trial is a randomized, double-blind, placebo-controlled Phase 3b study in adult patients with newly diagnosed MAC lung disease that aims to generate evidence demonstrating the domain specification, reliability, validity, and responsiveness of PRO-based scores, including a respiratory symptom score. Patients will be randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for six months. Patients will then discontinue all study treatments and remain in the trial for one month for the continued assessment of PRO endpoints. The study is currently enrolling patients, and is expected to enroll approximately 100 patients.

The ENCORE trial is a randomized, double-blind, placebo-controlled Phase 3b study to evaluate the efficacy and safety of an ARIKAYCE-based regimen in patients with newly diagnosed MAC lung disease. Patients will be randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for 12 months. Patients will then discontinue all study treatments and remain in the trial for three months for the assessment of durability of culture conversion. The primary endpoint is change from baseline to Month 13 in respiratory symptom score. The key secondary endpoint is the proportion of subjects achieving durable culture conversion at Month 15. The study is currently enrolling patients, and is expected to enroll approximately 250 patients.

We initiated the frontline clinical trial program of ARIKAYCE in December 2020 and are running the ARISE and ENCORE trials in parallel in approximately 200 sites.

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

Based on the positive results of the WILLOW study discussed below, in December 2020 we commenced our Phase 3 trial, ASPEN, which will investigate brensocatib in bronchiectasis. ASPEN is a global, randomized, double-blind, placebo-controlled Phase 3 study to assess the efficacy, safety, and tolerability of brensocatib in patients with bronchiectasis. Patients with bronchiectasis due to CF may not be enrolled in the study. Patients will be randomized to receive brensocatib 10 mg, brensocatib 25 mg, or placebo once daily for 52 weeks. The primary endpoint is the rate of pulmonary exacerbations over the 52-week treatment period. Secondary endpoints include time to first pulmonary exacerbation, percentage of subjects who remain pulmonary exacerbation-free, change from baseline in post-bronchodilator FEV1, rate of severe pulmonary exacerbations, change from baseline in the Bronchiectasis (QOL-B) Respiratory Symptoms Domain Score, and incidence and severity of treatment-emergent adverse events (AEs). This study is currently enrolling patients, and is expected to enroll approximately 1,620 patients (540 in each arm) at approximately 480 sites in 40 countries.

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

In June 2020, the FDA granted breakthrough therapy designation for brensocatib for the treatment of adult patients with NCFBE for reducing exacerbations. The FDA's breakthrough therapy designation is designed to expedite the development and review of therapies that are intended to treat serious or life-threatening diseases and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy. The benefits of breakthrough therapy designation include more frequent communication and meetings with FDA, eligibility for rolling and priority review, intensive guidance on an efficient drug development program, and organizational commitment from the FDA involving senior managers. In November 2020, brensocatib was granted access to the PRIME scheme from the EMA for patients with NCFBE.

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

WILLOW Efficacy Data

We announced topline data for the WILLOW study in February 2020 and full data for the WILLOW study in June 2020. In September 2020, final results from the WILLOW study were published online in the New England Journal of Medicine. The data demonstrate that the WILLOW study met its primary endpoint of time to first pulmonary exacerbation over the 24-week treatment period for both the 10 mg and 25 mg dosage groups of brensocatib compared to placebo (p=0.027, p=0.044, respectively). The risk of exacerbation at any time during the trial was reduced by 42% for the 10 mg group versus placebo (HR 0.58, p=0.029) and by 38% for the 25 mg group versus placebo (HR 0.62, p=0.046). In addition, treatment with brensocatib 10 mg resulted in a significant reduction in the rate of pulmonary exacerbations, a key secondary endpoint, versus placebo. Specifically, patients treated with brensocatib experienced a 36% reduction in the 10 mg arm (p=0.041) and a 25% reduction in the 25 mg arm (p=0.167) versus placebo. Change in concentration of active NE in sputum versus placebo from baseline to the end of the treatment period was also statistically significant (p=0.034 for 10 mg, p=0.021 for 25 mg).

WILLOW Safety and Tolerability Data

Brensocatib was generally well-tolerated in the study. Rates of AEs leading to discontinuation in patients treated with placebo, brensocatib 10 mg, and brensocatib 25 mg were 10.6%, 7.4%, and 6.7%, respectively. The most common AEs in patients treated with brensocatib were cough, headache, sputum increase, dyspnea, fatigue, and upper respiratory tract infection. Rates of adverse events of special interest (AESIs) in patients treated with placebo, brensocatib 10 mg, and brensocatib 25 mg, respectively, were as follows: rates of skin events (including hyperkeratosis) were 11.8%, 14.8%, and 23.6%; rates of dental events were 3.5%, 16.0%, and 10.1%; and rates of infections that were considered AESIs were 17.6%, 13.6%, and 16.9%.

Further Research and Development

In August 2019, we received notice from the FDA that we were awarded a development grant of $1.8 million for specific work to be performed on a PRO tool. The grant funding is for the development of a novel PRO tool for use in clinical trials to measure symptoms in patients with NCFBE with and without NTM lung infection.

We are advancing a clinical development program for brensocatib in CF and plan to initiate a pharmacokinetics study in CF patients in mid-2021. We are also exploring the potential of brensocatib in various neutrophil-driven inflammatory conditions.

Investigator-Initiated Study in Patients with Severe COVID-19

In April 2020, we announced we would provide funding and clinical drug supply for the STOP-COVID19 trial, an investigator-initiated study of brensocatib in hospitalized patients in the UK with COVID-19 sponsored by the University of Dundee.

The STOP-COVID19 trial is a prospective, randomized, double-blind, placebo-controlled trial of brensocatib in patients with severe COVID-19. The multicenter study enrolled approximately 400 patients at 10 sites in the UK who presented to the hospital with confirmed COVID-19 and were at risk of needing increased levels of supplemental oxygen and/or ventilation. Patients were randomized 1:1 to receive either brensocatib 25 mg once daily or matching placebo on top of standard of care. The primary endpoint is clinical improvement on a seven-point ordinal scale as defined by the World Health Organization. Patients were treated for up to 28 days. Enrollment of the STOP-COVID19 trial has been completed and results are expected to be shared in the second quarter of 2021.
Treprostinil Palmitil Inhalation Powder

TPIP is an investigational inhaled formulation of treprostinil prodrug that has the potential to address certain of the current limitations of existing prostanoid therapies. We believe that TPIP prolongs duration of effect and may provide PAH patients with greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day for the treatment of PAH. Reducing dose frequency has the potential to ease patient burden and improve compliance. Additionally, we believe that TPIP may be associated with fewer side effects, including severity and/or frequency of cough, headache, throat irritation, nausea, flushing and dizziness that are associated with high initial drug levels and local upper airway exposure when using current inhaled prostanoid therapies. We believe TPIP may offer a differentiated product profile for PAH and other rare pulmonary disorders.

In February 2021, we announced topline results from the Phase 1 study of TPIP in healthy volunteers. The objective of this first-in-human single ascending dose and multiple ascending dose study was to assess the pharmacokinetics and tolerability profile of TPIP. Data from the study demonstrated that TPIP was generally well tolerated, with a pharmacokinetic profile that supports continued development with once-daily dosing. The most common AEs across all cohorts in the study were cough, dizziness, headache, and nausea. Most AEs were mild in severity and consistent in nature with those typically seen with other inhaled prostanoid therapies. There were few moderate AEs and no severe or serious AEs. Subjects in the multiple dose panel that incorporated an up-titration approach beginning at 112.5 µg once-daily and progressing to 225 µg once-daily reported fewer AEs compared to the panel dosed with 225 µg once-daily from the first dose.

Overall pharmacokinetic results demonstrated that treprostinil exposure (AUC and Cmax) was dose-proportional, with low to moderate inter-subject variability. Treprostinil was detected in the plasma at 24 hours at all doses and throughout the 48-hour sampling period for the two highest doses. Compared with currently available inhaled treprostinil therapy, TPIP showed substantially lower Cmax and longer half-life. We plan to present additional data from this study at an upcoming medical meeting.

We plan to advance the development of TPIP with two studies in patients with PAH. The first is an open-label, proof-of-mechanism study to understand the impact of TPIP on PVR over a 24-hour period. We anticipate sharing preliminary data from a small number of patients from this study in the second half of 2021. The second will aim to investigate the effect of TPIP on PVR and 6-minute walk distance over a 16-week treatment period using an up-titration, once-daily dosing schedule. We plan to initiate this trial in the fourth quarter of 2021. Beyond PAH, we continue to explore potential development pathways for TPIP in patients with pulmonary hypertension associated with interstitial lung disease (PH-ILD) and idiopathic pulmonary fibrosis (IPF), and plan to initiate a study in patients with PH-ILD using an up-titration, once-daily dosing schedule.

Corporate Development

We plan to continue to develop, acquire, in license or co-promote other products, product candidates and technologies, including those that address rare diseases. We are focused broadly on rare disease therapeutics and prioritizing those areas that best align with our core competencies.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Product Revenues, Net

Product revenues, net, consist primarily of net sales of ARIKAYCE in the US and Europe. In October 2018, we began shipping ARIKAYCE to our customers in the US, which include specialty pharmacies and specialty distributors. In December 2020 and February 2021, we began commercial sales of ARIKAYCE in Germany and the Netherlands, respectively. We recognize revenue for product received by our customers net of allowances for customer credits, including prompt pay discounts, service fees, estimated rebates, including government rebates, such as Medicaid rebates and Medicare Part D coverage gap reimbursements in the US, chargebacks and returns.

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

Research and Development (R&D) Expenses

R&D expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions, including medical affairs and program management. R&D expense also includes other internal operating expenses, the cost of manufacturing product candidates, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as brensocatib. Our R&D expenses related to manufacturing our product candidates and medical devices for clinical study are primarily related to activities at contract manufacturing organizations (CMOs) that manufacture brensocatib and TPIP. Our R&D expenses related to clinical trials are primarily related to activities at contract research organizations (CROs) that conduct and manage clinical trials on our behalf. These contracts with CROs set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts with CROs primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Deposits for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed.

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

RESULTS OF OPERATIONS

COVID-19 Update

We are committed to the safety and well-being of our workforce. In March 2020, we implemented a number of corporate initiatives in response to the novel coronavirus global pandemic which manifests as COVID-19. These initiatives included a remote working policy for all employees in order to aid the global containment effort and allow infectious disease specialists and pulmonologists to focus exclusively on treating patients and containing the virus. The policy included all of the field-based therapeutic specialists and employees who support ARIKAYCE prescribers. Beginning on June 1, 2020, certain of our field-based employees who support ARIKAYCE prescribers were permitted to return to the field on a voluntary basis. To date, access to prescribers has been limited with significant regional variability. Our Arikares® trainers are continuing to offer remote training for patients who initiate treatment with ARIKAYCE. While we continue to see use of ARIKAYCE, including new patient adds and continued prescription renewals, there remains a general uncertainty regarding the impact of COVID-19 on the ARIKAYCE patient population and physicians. Patients suffering from refractory NTM lung disease are typically older individuals with underlying lung conditions, and are often treated by infectious disease specialists and pulmonologists. These treating physicians are on the front lines in addressing this pandemic and must now, understandably, focus their attention on COVID-19.

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect our financial results and business operations through the quarter ended March 31, 2021, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.

Comparison of the Three Months Ended March 31, 2021 and 2020

Overview - Operating Results
Our operating results for the three months ended March 31, 2021, included the following:
•Product revenues, net, increased $3.4 million as compared to the same period in the prior year as a result of the increase in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangibles) increased $1.4 million as compared to the same period in the prior year as a result of the decrease in the sale of inventory for which the cost was incurred prior to FDA approval of ARIKAYCE, as well as the increased sales of ARIKAYCE;
•Increased R&D expenses of $25.2 million as compared to the same period in the prior year primarily resulting from increases in clinical development and research costs for our ongoing clinical trials;
•Increased SG&A expenses of $0.2 million as compared to the same period in the prior year resulting from increases in compensation and benefit related expenses;
•Amortization of intangible assets of $1.3 million was consistent with the same period in the prior year; and
•Increased interest expense of $0.1 million as compared to the same period in the prior year related to the accretion of debt discount for our debt.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes the sources of revenue for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2021	2020	$	%
Product revenues, net	$40,214	$36,860	$3,354	9.1%

Product revenues, net, increased to $40.2 million, an increase of 9.1%, from $36.9 million in the same period in 2020 as a result of the increase in ARIKAYCE sales.

Cost of Product Revenues (excluding amortization of intangibles)
Cost of product revenues (excluding amortization of intangibles) for the three months ended March 31, 2021 and March 31, 2020 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2021	2020	$	%
Cost of product revenues (excluding amortization of intangibles)	$9,844	$8,438	$1,406	16.7%
Cost of product revenues, as % of revenues	24.5%	22.9%

Cost of product revenues (excluding amortization of intangibles) increased to $9.8 million for the three months ended March 31, 2021 as compared to $8.4 million in the same period in 2020. The increase in cost of product revenues (excluding amortization of intangibles) in the three months ended March 31, 2021 was directly attributable to a decrease in the sale of inventory for which the cost was incurred prior to FDA approval of ARIKAYCE and the increase in total revenues discussed above. All product costs incurred prior to FDA approval of ARIKAYCE in September 2018 were expensed as R&D expenses.
R&D Expenses

R&D expenses for the three months ended March 31, 2021 and March 31, 2020 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2021	2020	$	%
External Expenses
Clinical development and research	$23,431	$7,568	$15,863	209.6%
Manufacturing	7,218	2,966	4,252	143.4%
Regulatory, quality assurance, and medical affairs	3,892	4,195	(303)	(7.2)%
Subtotal—external expenses	$34,541	$14,729	$19,812	134.5%
Internal Expenses
Compensation and benefit related expenses	$19,497	$14,743	$4,754	32.2%
Stock-based compensation	3,684	2,842	842	29.6%
Other internal operating expenses	3,668	3,870	(202)	(5.2)%
Subtotal—internal expenses	$26,849	$21,455	$5,394	25.1%
Total	$61,390	$36,184	$25,206	69.7%

R&D expenses increased to $61.4 million during the three months ended March 31, 2021 from $36.2 million in the same period in 2020. The $25.2 million increase was primarily due to a $15.9 million increase in clinical development and research costs related to the initiation of the ARIKAYCE frontline clinical trial program and the Phase 3 ASPEN trial of brensocatib. The increase was also due to a $5.6 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in headcount as well as a $4.3 million increase in manufacturing expenses to support ongoing clinical trials.

External R&D expenses by product for the three months ended March 31, 2021 and 2020 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2021	2020	$	%
ARIKAYCE external R&D expenses	$14,640	$8,260	$6,380	77.2%
Brensocatib external R&D expenses	9,597	5,598	3,999	71.4%
Other external R&D expenses	10,304	871	9,433	NM
Total	$34,541	$14,729	$19,812	134.5%

We expect R&D expenses to increase in 2021 relative to 2020 primarily due to our clinical trial activities and related spend including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trial of ARIKAYCE in a front-line treatment setting for patients with MAC lung disease, and our TPIP clinical trials.

     SG&A Expenses

SG&A expenses for the three months ended March 31, 2021 and March 31, 2020 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2021	2020	$	%
Compensation and benefit related expenses	$21,753	$16,989	$4,764	28.0%
Stock-based compensation	6,850	6,161	689	11.2%
Professional fees and other external expenses	16,963	21,736	(4,773)	(22.0)%
Facility related and other internal expenses	5,984	6,460	(476)	(7.4)%
Total SG&A expenses	$51,550	$51,346	$204	0.4%

SG&A expenses increased to $51.6 million during the three months ended March 31, 2021 from $51.3 million in the same period in 2020. The $0.2 million increase was primarily due to a $5.5 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in headcount. This increase was mostly offset by a $4.8 million decrease in professional fees and other external expenses resulting from the reduction of certain commercial activities in the current quarter due to COVID-19 restrictions.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended March 31, 2021 and 2020 was $1.3 million and $1.2 million, respectively. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.

Interest Expense

Interest expense was $7.6 million for the three months ended March 31, 2021 as compared to $7.4 million in the same period in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Overview

There is considerable time and cost associated with developing potential pharmaceutical products to the point of regulatory approval and commercialization. We commenced commercial shipments of ARIKAYCE in October 2018. We expect to continue to incur consolidated operating losses, including losses at our US and certain international entities, as we plan to fund R&D for ARIKAYCE, brensocatib, TPIP and our other pipeline programs, continue pre-commercial, commercialization and regulatory activities for ARIKAYCE, and other general and administrative activities.

In February 2021, we entered into a sales agreement with SVB Leerink, to sell shares of our common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an ATM program, under which SVB Leerink acts as sales agent. As of March 31, 2021, we had not sold or issued any shares under the ATM program.

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

We may need to raise additional capital to fund our operations, including continued commercialization of ARIKAYCE and future clinical trials related to ARIKAYCE, to design and conduct ongoing and future clinical trials for brensocatib and TPIP, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. We expect to opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. We expect such additional funding, if any, would be used to continue to commercialize ARIKAYCE, to conduct further trials of ARIKAYCE, to develop brensocatib, TPIP and our other product candidates, or to pursue the license or purchase of other technologies or products and product candidates. During 2021, we plan to continue to support the commercialization of ARIKAYCE in the US and Europe, to continue to fund further clinical development of ARIKAYCE, brensocatib and TPIP, and to fund our global expansion efforts to support commercial launch activities in additional countries in Europe and commercial and pre-commercial activities in Japan. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be expenses related to our commercialization efforts and our ARISE and ENCORE clinical trials for ARIKAYCE, expenses related to the ASPEN trial and other development activities for brensocatib, and to a lesser extent, expenses related to the clinical development of TPIP.

Cash Flows

As of March 31, 2021, we had cash and cash equivalents of $409.8 million, as compared with $532.8 million as of December 31, 2020. The $123.0 million decrease was primarily due to cash used in operating activities. Our working capital was $419.6 million as of March 31, 2021 as compared with $504.1 million as of December 31, 2020.

Net cash used in operating activities was $128.3 million and $57.9 million for the three months ended March 31, 2021 and 2020, respectively. The net cash used in operating activities during the three months ended March 31, 2021 and 2020 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses and clinical trial expenses related to brensocatib. The increase in cash used in operating activities for the three months ended March 31, 2021 compared to the corresponding period in 2020 was primarily due to the increase in R&D expense to support our ongoing clinical trials. The increase was also due to the net change in working capital, driven primarily by increases in other assets from deposits to our CRO for our recently initiated clinical trials and the $12.5 million milestone payment to AstraZeneca related to the first dosing in our Phase 3 ASPEN trial, as well as other decreases in accounts payable.

Net cash used in investing activities was $1.2 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively, for purchases of fixed assets.

Net cash provided by financing activities was $6.7 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively. Net cash provided by financing activities for the three months ended March 31, 2021 and 2020 were primarily due to cash proceeds from stock option exercises and our employee stock purchase plan.

Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations during the three months ended March 31, 2021 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. For the required interim disclosure updates related to our accounting policies, see Note 2 to our consolidated financial statements — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government.

As of March 31, 2021, we had $450.0 million of Convertible Notes outstanding which bear interest at a coupon rate of 1.75%. If a 10% change in interest rates had occurred on March 31, 2021, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the three months ended March 31, 2021 and 2020, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                       RISK FACTORS

Our business is subject to substantial risks and uncertainties. You should carefully consider the risk factors set forth below as well as the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 25, 2021. Any of the risks and uncertainties described below and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Form 10-Q (please read the Cautionary Note Regarding Forward-Looking Statements in this Form 10-Q).

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company's equity securities by the Company during the quarter ended March 31, 2021.

ITEM 6.    EXHIBITS

Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on March 30, 2020).

10.1**	Employment Agreement, effective as of December 16, 2019, between Insmed Incorporated and Martina Flammer, M.D.

10.2
Sales Agreement, dated as of February 25, 2021, between SVB Leerink LLC and Insmed Incorporated (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on February 25, 2021).

10.3*	Amendment to the Technology Transfer Agreement and to the Manufacturing and Supply Agreement between Insmed Incorporated and Patheon UK Limited, dated as of March 11, 2021.

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL and contained in Exhibit 101.

* Certain portions of this exhibit have been redacted.
** Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: May 6, 2021	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)