Form 10-Q
period 2021-06-30
INSMED Inc
filed 2021-08-05
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2021, there were 115,246,666 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$928,327	$532,756
Accounts receivable	18,417	16,562
Inventory	60,385	49,592
Prepaid expenses and other current assets	31,066	23,982
Total current assets	1,038,195	622,892

Intangibles, net	46,735	49,261
Fixed assets, net	53,784	53,953
Finance lease right-of-use assets	9,795	10,334
Operating lease right-of-use assets	32,037	32,946
Other assets	49,237	26,769
Total assets	$1,229,783	$796,155

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$31,081	$42,853
Accrued expenses	45,553	37,807
Accrued compensation	15,939	25,591
Finance lease liabilities	1,158	1,081
Operating lease liabilities	5,925	11,475
Total current liabilities	99,656	118,807

Debt, long-term	548,745	356,318
Finance lease liabilities, long-term	14,114	14,713
Operating lease liabilities, long-term	23,409	21,255
Other long-term liabilities	12,806	9,178
Total liabilities	698,730	520,271

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 115,239,269 and 102,763,060 issued and outstanding shares at June 30, 2021 and December 31, 2020, respectively	1,152	1,028
Additional paid-in capital	2,569,028	2,105,252
Accumulated deficit	(2,039,551)	(1,830,589)
Accumulated other comprehensive income	424	193
Total shareholders’ equity	531,053	275,884
Total liabilities and shareholders’ equity	$1,229,783	$796,155
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Product revenues, net	$45,366	$42,495	$85,580	$79,355

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	10,837	9,950	20,681	18,388
Research and development	64,655	35,748	126,045	71,932
Selling, general and administrative	57,177	49,663	108,727	101,009
Amortization of intangible assets	1,263	1,248	2,526	2,497
Total operating expenses	133,932	96,609	257,979	193,826

Operating loss	(88,566)	(54,114)	(172,399)	(114,471)

Investment income	34	203	67	1,607
Interest expense	(10,319)	(7,469)	(17,878)	(14,880)
Loss on extinguishment of debt	(17,689)	—	(17,689)	—
Other expense, net	(159)	(46)	(202)	(10)
Loss before income taxes	(116,699)	(61,426)	(208,101)	(127,754)

Provision for income taxes	622	428	861	464

Net loss	$(117,321)	$(61,854)	$(208,962)	$(128,218)

Basic and diluted net loss per share	$(1.07)	$(0.64)	$(1.97)	$(1.38)

Weighted average basic and diluted common shares outstanding	109,580	96,633	106,328	93,206

Net loss	$(117,321)	$(61,854)	$(208,962)	$(128,218)
Other comprehensive income (loss):
Foreign currency translation income (loss)	334	(51)	231	(88)
Total comprehensive loss	$(116,987)	$(61,905)	$(208,731)	$(128,306)

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at March 31, 2020	89,860	$899	$1,808,712	$(1,602,863)	$(47)	$206,701
Comprehensive loss:
Net loss				(61,854)		(61,854)
Other comprehensive loss					(51)	(51)
Exercise of stock options and ESPP shares issuance	321	3	5,138			5,141
Net proceeds from issuance of common stock	11,155	111	245,801			245,912
Issuance of common stock for vesting of RSUs	98	1				1
Stock-based compensation expense			9,468			9,468
Balance at June 30, 2020	101,434	$1,014	$2,069,119	$(1,664,717)	$(98)	$405,318

Balance at March 31, 2021	103,279	$1,033	$2,122,743	$(1,922,230)	$90	$201,636
Comprehensive loss:
Net loss				(117,321)		(117,321)
Other comprehensive loss					334	334
Exercise of stock options and ESPP shares issuance	344	3	6,562			6,565
Net proceeds from issuance of common stock	11,500	115	269,771			269,886
Equity component of convertible debt issuance			196,063			196,063
Equity component of convertible debt redemption			(37,846)			(37,846)
Issuance of common stock for vesting of RSUs	116	1				1
Stock-based compensation expense			11,735			11,735
Balance at June 30, 2021	115,239	$1,152	$2,569,028	$(2,039,551)	$424	$531,053

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2019	89,682	$897	$1,797,286	$(1,536,499)	$(10)	$261,674
Comprehensive loss:
Net loss				(128,218)		(128,218)
Other comprehensive loss					(88)	(88)
Exercise of stock options and ESPP shares issuance	472	5	7,562			7,567
Net proceeds from issuance of common stock	11,155	111	245,801			245,912
Issuance of common stock for vesting of RSUs	125	1				1
Stock-based compensation expense			18,470			18,470
Balance at June 30, 2020	101,434	$1,014	$2,069,119	$(1,664,717)	$(98)	$405,318

Balance at December 31, 2020	102,763	$1,028	$2,105,252	$(1,830,589)	$193	$275,884
Comprehensive loss:
Net loss				(208,962)		(208,962)
Other comprehensive loss					231	231
Exercise of stock options and ESPP shares issuance	760	7	13,518			13,525
Net proceeds from issuance of common stock	11,500	115	269,771			269,886
Equity component of convertible debt issuance			196,063			196,063
Equity component of convertible debt redemption			(37,846)			(37,846)
Issuance of common stock for vesting of RSUs	216	2				2
Stock-based compensation expense			22,270			22,270
Balance at June 30, 2021	115,239	$1,152	$2,569,028	$(2,039,551)	$424	$531,053

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(208,962)	$(128,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,773	4,534
Amortization of intangible assets	2,526	2,497
Stock-based compensation expense	22,270	18,470
Loss on extinguishment of debt	17,689	—
Amortization of debt issuance costs	807	698
Accretion of debt discount	12,389	9,363
Finance lease amortization expense	539	720
Noncash operating lease expense	9,550	5,772
Changes in operating assets and liabilities:
Accounts receivable	(1,855)	4,059
Inventory	(11,557)	(7,160)
Prepaid expenses and other current assets	(7,484)	5,424
Other assets	(22,623)	(3,251)
Accounts payable	(11,158)	12,175
Accrued expenses and other	(1,302)	(12,852)
Accrued compensation	(9,327)	(6,119)
Net cash used in operating activities	(203,725)	(93,888)
Investing activities
Purchase of fixed assets	(4,666)	(4,560)
Net cash used in investing activities	(4,666)	(4,560)
Financing activities
Proceeds from exercise of stock options, ESPP, and RSU vesting	13,527	7,568
Proceeds from issuance of common stock, net	269,886	245,912
Payment on extinguishment of 1.75% convertible senior notes due 2025	(12,578)	—
Payment of principal on 1.75% convertible senior notes due 2025	(225,000)	—
Proceeds from issuance of 0.75% convertible senior notes due 2028	575,000	—
Payment of debt issuance costs	(16,013)	—
Payments of finance lease principal	(522)	(590)
Net cash provided by financing activities	604,300	252,890
Effect of exchange rates on cash and cash equivalents	(338)	40
Net increase in cash and cash equivalents	395,571	154,482
Cash and cash equivalents at beginning of period	532,756	487,429
Cash and cash equivalents at end of period	$928,327	$641,911
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,911	$4,819
Cash paid for income taxes	$997	$472

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

The Company had $928.3 million in cash and cash equivalents as of June 30, 2021 and reported a net loss of $209.0 million for the six months ended June 30, 2021. Historically, the Company has funded its operations through public offerings of equity securities and debt financings. The Company commenced commercial shipments of ARIKAYCE in October 2018. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP and its other pipeline programs, and continuing and commencing pre-commercial, commercialization and regulatory activities for ARIKAYCE, and funding other general and administrative activities.

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

Risks and Uncertainties - There are many uncertainties regarding the novel coronavirus (COVID-19) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the six months ended June 30, 2021, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

The Company's only financial assets and liabilities, which were measured at fair value as of June 30, 2021 and December 31, 2020, were Level 1 assets comprised of cash and cash equivalents. The Company's cash and cash equivalents permit daily redemption and the fair values of these investments are based upon the quoted prices in active markets provided by the holding financial institutions. The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	June 30, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$928.3	$928.3	$—	$—

	December 31, 2020
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$532.8	$532.8	$—	$—

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and December 31, 2020, the Company held no securities that were in an unrealized gain or loss position.

The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. The Company has determined that there were no other-than-temporary impairments during the quarter ended

June 30, 2021. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the securities were rated below investment grade; (3) how long the securities have been in an unrealized loss position; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover.

The estimated fair value of the liability component of the Company's 0.75% convertible senior notes due 2028 (the 2028 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of June 30, 2021 was $641.1 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the 2028 Convertible Notes. The $365.4 million carrying value of the 2028 Convertible Notes as of June 30, 2021 excludes the $199.5 million and $10.1 million of the unamortized portion of the debt discount and issuance costs, respectively.

The estimated fair value of the liability component of the Company's 1.75% convertible senior notes due 2025 (the 2025 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of June 30, 2021 was $236.3 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the 2025 Convertible Notes. The $183.4 million carrying value of the 2025 Convertible Notes as of June 30, 2021 excludes the $39.1 million and $2.5 million of the unamortized portion of the debt discount and issuance costs, respectively.

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

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Numerator:
Net loss	$(117,321)	$(61,854)	$(208,962)	$(128,218)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	109,580	96,633	106,328	93,206
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock and RSUs	—	—	—	—
Convertible debt securities	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	109,580	96,633	106,328	93,206
Net loss per share:
Basic and diluted	$(1.07)	$(0.64)	$(1.97)	$(1.38)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of June 30, 2021 and 2020 as their effect would have been anti-dilutive (in thousands):

	June 30,
	2021	2020
Common stock options	14,449	13,272
Unvested restricted stock and RSUs	1,125	868
Convertible debt securities	23,438	11,492
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

The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for collectible trade receivables. The following table presents the percentage of total gross product revenue represented by the Company's three largest customers for the six months ended June 30, 2021 and 2020.

	June 30,
	2021	2020
Customer A	30%	26%
Customer B	25%	27%
Customer C	23%	25%

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

Revenue Recognition - In accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. For all contracts that fall into the scope of ASC 606, the Company has identified one performance obligation: the sale of ARIKAYCE to its customers. The Company has not incurred or capitalized any incremental costs associated with obtaining contracts with customers.

Product revenues, net consist primarily of net sales of ARIKAYCE in the US. The Company's customers in the US include specialty pharmacies and specialty distributors. Globally, product revenues are recognized once the Company performs and satisfies all five steps mentioned above.

Revenue is recorded at net selling price (transaction price), which includes estimates of variable consideration for which reserves are established for (a) customer credits, such as invoice discounts for prompt pay and specialty pharmacy fees, (b) estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (c) estimated chargebacks, and (d) estimated costs of co-payment assistance. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (prompt pay discounts and chargebacks), prepaid expenses (co-payment assistance), or as a current liability (rebates). Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company's historical experience, current contractual and statutory requirements, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company's best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contract. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results in the future vary from estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Customer credits: The Company's customers are offered various forms of consideration, including prompt payment discounts. The payment terms for sales to specialty pharmacies for prompt payment discounts are based on contractual rates agreed with the respective specialty pharmacies. The Company anticipates that its customers will earn these discounts and, therefore, deducts the full amount of these discounts from total gross product revenues at the time such revenues are recognized.

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

Leases - In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use (ROU) asset representing its right to use the underlying asset for the lease term on the balance sheet.

A lease is a contract, or part of a contract, that conveys the right to control the use of explicitly or implicitly identified property, plant or equipment in exchange for consideration. Control of an asset is conveyed to the Company if the Company obtains the right to obtain substantially all of the economic benefits of the asset or the right to direct the use of the asset. The

Company recognizes ROU assets and lease liabilities at the lease commencement date based on the present value of future, fixed lease payments over the term of the arrangement. ROU assets are amortized on a straight-line basis over the term of the lease or are amortized based on consumption, if this approach is more representative of the pattern in which benefit is expected to be derived from the underlying asset. Lease liabilities accrete to yield and are reduced at the time when the lease payment is payable to the vendor. Variable lease payments are recognized at the time when the event giving rise to the payment occurs and are recognized in the consolidated statements of comprehensive loss in the same line item as expenses arising from fixed lease payments.

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

3.            Inventory

As of June 30, 2021 and December 31, 2020, the Company's inventory balance consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$27,071	$21,601
Work-in-process	17,468	18,754
Finished goods	15,846	9,237
	$60,385	$49,592
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

4.                                      Intangibles, Net

As of June 30, 2021, the Company's identifiable intangible assets consisted of acquired ARIKAYCE R&D and milestones paid to PARI for the license to use PARI's Lamira® Nebulizer System for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. Total intangible assets, net was $46.7 million and $49.3 million as of June 30, 2021 and December 31, 2020, respectively.

The Company began amortizing its intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of intangible assets during each of the next five years is estimated to be approximately $5.1 million per year. A rollforward of the Company's intangible assets for the six months ended June 30, 2021 follows (in thousands):

Intangible Asset	December 31, 2020	Additions	Amortization	June 30, 2021
Acquired ARIKAYCE R&D	$47,289	$—	$(2,425)	$44,864
PARI milestones	1,972	—	(101)	1,871
	$49,261	$—	$(2,526)	$46,735

The Company reviews the recoverability of these finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company determined that no indicators of impairment of finite-lived intangible assets existed at June 30, 2021.

5.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

Asset Description	Estimated Useful Life (years)	June 30, 2021	December 31, 2020
Lab equipment	7	$11,031	$10,352
Furniture and fixtures	7	5,917	5,917
Computer hardware and software	3-5	7,366	7,267
Office equipment	7	89	88
Manufacturing equipment	7	1,567	1,567
Leasehold improvements	lease term	35,759	35,289
Construction in progress (CIP)	—	25,178	21,823
		86,907	82,303
Less: accumulated depreciation		(33,123)	(28,350)
		$53,784	$53,953

6.                                      Accrued Expenses

As of June 30, 2021 and December 31, 2020, the Company's accrued expenses balance consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued clinical trial expenses	$13,136	$6,733
Accrued professional fees	12,182	8,594
Accrued technical operation expenses	6,896	9,164
Accrued royalty payable	3,654	3,423
Accrued interest payable	2,403	3,631
Accrued sales allowances and related costs	6,314	5,051
Accrued construction costs	141	364
Other accrued expenses	827	847
	$45,553	$37,807

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

The Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $0.2 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.

The table below summarizes the supplemental noncash disclosures of the Company's leases included in its consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance right-of-use assets obtained in exchange for lease obligations	$—	$—	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$2,100	$183	$8,641	$205

In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $28.1 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.

8.                                    Debt

In May 2021, the Company completed an underwritten public offering of the 2028 Convertible Notes, in which the Company sold $575.0 million aggregate principal amount of the 2028 Convertible Notes, including the exercise in full of the underwriters' option to purchase an additional $75.0 million in aggregate principal amount of 2028 Convertible Notes. The Company's net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $16.0 million, were approximately $559.0 million. The 2028 Convertible Notes bear interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2028 Convertible Notes mature on June 1, 2028, unless earlier converted, redeemed, or repurchased.

In January 2018, the Company completed an underwritten public offering of the 2025 Convertible Notes, in which the Company sold $450.0 million aggregate principal amount of the 2025 Convertible Notes, including the exercise in full of the underwriters' option to purchase an additional $50.0 million in aggregate principal amount of 2025 Convertible Notes. The Company's net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were approximately $435.8 million. The 2025 Convertible Notes bear interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The 2025 Convertible Notes mature on January 15, 2025, unless earlier converted, redeemed, or repurchased.

A portion of the net proceeds from the 2028 Convertible Notes was used to repurchase $225.0 million of the Company's outstanding 2025 Convertible Notes. The Company recorded a loss on early extinguishment of debt of $17.7 million, primarily related to the premium paid on extinguishment of a portion the 2025 Convertible Notes.

On or after October 15, 2024, until the close of business on the second scheduled trading day immediately preceding January 15, 2025, holders may convert their 2025 Convertible Notes at any time. The initial conversion rate for the 2025 Convertible Notes is 25.5384 shares of common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $39.16 per share of common stock). On or after March 1, 2028, until the close of business on the second scheduled trading day immediately preceding June 1, 2028, holders may convert their 2028 Convertible Notes at any time. The initial conversion rate for the 2028 Convertible Notes is 30.7692 shares of common stock per $1,000 principal amount of 2028 Convertible Notes (equivalent to an initial conversion price of approximately $32.50 per share of common stock). Upon conversion of either the 2025 Convertible Notes or the 2028 Convertible Notes, holders may receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's option. The conversion rates will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

Holders may convert their 2025 Convertible Notes prior to October 15, 2024 or their 2028 Convertible Notes prior to March 1, 2028, only under the following circumstances, subject to the conditions set forth in the applicable indenture: (i) during the five business day period immediately after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of the applicable series of convertible notes, as determined following a request by a holder of such convertible notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on such trading day, (ii) the Company elects to distribute to all or substantially all holders of the common stock (a) any rights, options or warrants (other than in connection with a stockholder rights plan for so long as the rights issued under such plan have not detached from the associated shares of common stock) entitling them, for a period of not more than 45 days from the declaration date for such distribution, to subscribe for or purchase shares of common stock at a price per share that is less than the average of the last reported sale prices of the common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the declaration date for such distribution, or (b) the Company's assets, debt securities or rights to purchase securities of the Company, which distribution has a per share value, as reasonably determined by the board of directors, exceeding 10% of the last reported sale price of the common stock on the trading day immediately preceding the declaration date for such distribution, (iii) if a transaction or event that constitutes a fundamental change or a make-whole fundamental change occurs, or if the Company is a party to (a) a consolidation, merger, combination, statutory or binding share exchange or similar transaction, pursuant to which the common stock would be converted into, or exchanged for, cash, securities or other property or assets, or (b) any sale, conveyance, lease or other transfer or similar transaction in one transaction or a series of transactions of all or substantially all of the consolidated assets of the Company and its subsidiaries, taken as a whole, all or any portion of the applicable series of convertible notes may be surrendered by a holder for conversion at any time from or after the date that is 30 scheduled trading days prior to the anticipated effective date of the transaction, (iv) if during any calendar quarter commencing after the calendar quarter ending on March 31, 2018 or June 30, 2021 for the 2025 Convertible Notes and 2028 Convertible Notes, respectively, (and only during such calendar quarter), the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, or, (v) if the Company sends a notice of redemption, a holder may surrender all or any portion of its convertible notes, to which the notice of redemption relates, for conversion at any time on or after the date the applicable notice of redemption was sent until the close of business on (a) the second business day immediately preceding the related redemption date or (b) if the Company fails to pay the redemption price on the redemption date as specified in such notice of redemption, such later date on which the redemption price is paid.

Each series of convertible notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in both series of convertible notes are not required to be separately accounted for as a derivative. However, since the convertible notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate each series of convertible notes into liability and equity components. The carrying amount of the liability component of each series of convertible notes as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option for each series of convertible notes was determined by deducting the fair value of the liability component from the gross proceeds of the applicable convertible notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the 2025 Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6% and, accordingly, the residual equity component on the date of issuance was $140.9 million. The fair value of the liability component of the 2028 Convertible Notes on the date of issuance was estimated at $371.6 million using an effective interest rate of 7.1% and, accordingly, the residual equity component on the date of issuance was $203.4 million. The respective discounts are being amortized to interest expense over the term of the applicable series of convertible notes and have remaining periods of approximately 3.54 years, with respect to the 2025 Convertible Notes, and 6.92 years, with respect to the 2028 Convertible Notes. The following table presents the carrying value of the Company's debt balance (in thousands):

	June 30, 2021	December 31, 2020
Face value of outstanding convertible debt	$800,000	$450,000
Debt issuance costs, unamortized	(12,621)	(5,646)
Discount on debt	(238,634)	(88,036)
Debt, long-term	$548,745	$356,318

As of June 30, 2021, future principal repayments of the debt for each of the years through maturity were as follows (in thousands):

Year Ending December 31:
2021	$—
2022	—
2023	—
2024	—
2025	225,000
2026 and thereafter	575,000
$800,000

Interest Expense

Interest expense related to the 2025 Convertible Notes and 2028 Convertible Notes for the three and six months ended June 30, 2021 and 2020, which includes the contractual interest coupon payable semi-annually in cash, the amortization of the issuance costs, accretion of debt discount and finance lease interest expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$2,052	$1,975	$4,021	$3,948
Amortization of debt issuance costs	457	349	807	698
Accretion of debt discount	7,482	4,713	12,389	9,363
Total convertible debt interest expense	9,991	7,037	17,217	14,009
Finance lease interest expense	328	432	661	871
Interest expense	$10,319	$7,469	$17,878	$14,880

9.                                      Shareholders’ Equity

Common Stock — As of June 30, 2021, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 115,239,269 shares of common stock issued and outstanding. In addition, as of June 30, 2021, the Company had reserved 14,448,585 shares of common stock for issuance upon the exercise of outstanding stock options and 1,124,648 shares of common stock for issuance upon the vesting of RSUs. The Company has also reserved 23,438,430 shares of common stock for issuance upon conversion of the 2025 Convertible Notes and 2028 Convertible Notes, in the aggregate, subject to adjustment in accordance with the applicable indentures.

In the second quarter of 2021, the Company completed an underwritten public offering of 11,500,000 shares of the Company's common stock, including 1,500,000 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares from the Company, at a public offering price of $25.00 per share. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $17.5 million, were $270.1 million.

In the first quarter of 2021, the Company entered into a sales agreement with SVB Leerink LLC (SVB Leerink), to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an “at the market” equity offering program (the ATM program), under which SVB Leerink acts as sales agent. As of June 30, 2021, the Company had not sold or issued any shares under the ATM program.

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

Preferred Stock — As of June 30, 2021, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.

10.                                Stock-Based Compensation

The Company's current equity compensation plan, the 2019 Incentive Plan, was approved by shareholders at the Company's Annual Meeting of Shareholders on May 16, 2019. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. On May 16, 2019, upon the approval of the 2019 Incentive Plan by shareholders, 3,500,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the 2017 Incentive Plan, the 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. On May 12, 2020, at the Company's 2020 Annual Meeting of Shareholders, the Company's shareholders approved an amendment of the 2019 Incentive Plan providing for the issuance of an additional 4,500,000 shares under the plan. On May 12, 2021, at the Company's 2021 Annual Meeting of Shareholders, the Company's shareholders approved the second amendment to the 2019 Incentive Plan providing for the issuance of an additional 2,750,000 shares under the plan. As of June 30, 2021, 4,679,956 shares remained for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the six months ended June 30, 2021, the Company granted inducement stock options covering 444,070 shares of the Company's common stock to new employees.

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

Stock Options - As of June 30, 2021, there was $98.9 million of unrecognized compensation expense related to unvested stock options.

From time to time, the Company has granted performance-conditioned options to certain of its employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the grantees fulfilling a service condition (continued employment). As of June 30, 2021, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria.

Restricted Stock Units — As of June 30, 2021, there was $26.9 million of unrecognized compensation expense related to unvested RSU awards.

The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options and RSUs during the three and six months ended June 30, 2021 and 2020, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$4.4	$3.0	$8.1	$5.8
Selling, general and administrative	7.4	6.5	14.2	12.7
Total	$11.8	$9.5	$22.3	$18.5

11.                                 Income Taxes

The Company's provision for income taxes was $0.6 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $0.9 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively. The provision for income taxes in all periods was primarily a result of certain of the Company's international subsidiaries, which had taxable income during the three and six months ended June 30, 2021 and 2020. Additionally, the Company is impacted by certain state taxes which effectively impose income tax on modified gross revenues. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.

The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the Company's federal tax returns for the years ended 2017 and later, and is generally open for certain states for the years 2016 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of June 30, 2021 and December 31, 2020, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of June 30, 2021 and December 31, 2020 or the consolidated statements of comprehensive loss for the three and six months ended June 30, 2021 and 2020. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.

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

12.                               Commitments and Contingencies

Rent expense charged to operations was $1.1 million for both the three months ended June 30, 2021 and 2020, and $2.3 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively.

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

13.                               Subsequent Event

In August 2021, the Company acquired Motus Biosciences, Inc. (Motus) and AlgaeneX, Inc. (AlgaeneX), each a privately held, preclinical stage company. In connection with the closing of the Company’s acquisition of Motus, the Company will issue an aggregate of 3,135,374 shares of the Company’s common stock to Motus’s former stockholders and option holders and certain individuals who are entitled to receive a portion of the acquisition consideration (collectively, Motus equityholders), subject to certain reductions. The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date and up to 5,348,572 shares in the aggregate upon the achievement of certain development and regulatory milestone events, and to pay to the Motus equityholders an aggregate of $35 million upon the achievement of certain net sales-based milestone events and a portion of the value of a priority review voucher (to the extent issued to the Company), in each case, subject to certain reductions.
At the closing of the Company’s acquisition of AlgaeneX, the Company paid $1.5 million in cash to AlgaeneX’s former stockholders and certain individuals who are entitled to receive a portion of the acquisition consideration (collectively, the AlgaeneX equityholders). The Company is obligated to issue to AlgaeneX’s equityholders an aggregate of 368,867 shares of the Company’s common stock upon the achievement of a development milestone event and pay to AlgaeneX equityholders a mid-single digits licensing fee on certain future payments received by the Company in licensing transactions for AlgaeneX’s manufacturing technology, in each case, subject to certain reductions.

The shares of the Company’s common stock issuable to the Motus equityholders and the AlgaeneX equityholders are being issued pursuant to Section 4(a)(2) of the Securities Act of 1933, and the number of such issuable shares was calculated based on a per share value of $27.11. The Company will not receive any proceeds from the issuance of common stock to the Motus equityholders or the AlgaeneX equityholders.

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

OVERVIEW

     We are a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. Our first commercial product, ARIKAYCE, is approved in the United States as ARIKAYCE (amikacin liposome inhalation suspension), in Europe as ARIKAYCE® Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the EC approved ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. In the first quarter of 2021, Japan's MHLW approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which we refer to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal.

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

• In July 2021, we launched ARIKAYCE in Japan.

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

• We are advancing a clinical development program for brensocatib in CF. The CF Therapeutics Development Network has endorsed our study protocol for brensocatib in CF. The process for initiating study sites for the Phase 2 pharmacokinetics/pharmacodynamics multiple-dose study is underway.

• We plan to explore the potential of brensocatib in additional neutrophil-mediated diseases in 2021.

• Last month, Professor James Chalmers of the University of Dundee released preliminary results of the STOP-COVID19 trial. While we understand the preliminary results of this 28-day study did not demonstrate evidence of clinical benefit of brensocatib for COVID-19 patients, it is our understanding that an effect on the main target of neutrophil serine proteases was seen, and no significant difference in adverse events was observed between groups. Further data will be shared by Professor Chalmers in the form of a scientific publication in the coming months.

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

• Data from the Phase 1 healthy volunteer trial of TPIP will be presented in an oral session at the European Society of Cardiology Congress in August 2021.

• We plan to advance the development of TPIP with two studies in patients with PAH. The first is an open-label, proof-of-mechanism study to understand the impact of TPIP on pulmonary vascular resistance (PVR) over a 24-hour period. We anticipate sharing preliminary data from this study in the second half of 2021. The second will evaluate the effect of TPIP on PVR and 6-minute walk distance over a 16-week treatment period using an up-titration, once-daily dosing schedule. We plan to initiate this trial in the fourth quarter of 2021.

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
•Continue our expansion efforts in Japan to support commercial launch activities in the country;
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
•Advance the Phase 2 TPIP development program;
•Generate preclinical findings from our earlier-stage programs and advance translational medicine; and
•Expand our pipeline through corporate development.

ARIKAYCE for Patients with MAC Lung Disease

ARIKAYCE is our first approved product. ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options. In October 2020, ARIKAYCE received approval in Europe for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. In March 2021, ARIKAYCE received approval in Japan for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. MAC lung disease is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Amikacin solution for parenteral administration is an established drug that has activity against a variety of NTM; however, its use is limited by the need to administer it intravenously and by toxicity to hearing, balance, and kidney function. Unlike amikacin solution for intravenous administration, our proprietary Pulmovance™ technology uses charge-neutral liposomes to deliver amikacin directly to the lungs where liposomal amikacin is taken up by the lung macrophages where the MAC infection resides. This technology also prolongs the release of amikacin in the lungs, while minimizing systemic exposure, thereby offering the potential for decreased systemic toxicities. ARIKAYCE's ability to deliver high levels of amikacin directly to the lung and sites of MAC infection via the use of our Pulmovance technology distinguishes it from intravenous amikacin. ARIKAYCE is administered once-daily, using Lamira, an inhalation device developed and manufactured by PARI. Lamira is a portable nebulizer that enables aerosolization of liquid medications via a vibrating, perforated membrane, and was designed specifically for ARIKAYCE delivery.

The FDA has designated ARIKAYCE as an orphan drug and a QIDP for NTM lung disease. Orphan designated drugs are eligible for seven years of exclusivity for the orphan indication. QIDP designation provides an additional five years of exclusivity for the designated indication. The FDA granted a total of 12 years of exclusivity in the indication for which ARIKAYCE was approved.

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

In March 2021, Japan's MHLW approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. In July 2021, we launched ARIKAYCE in Japan.

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

Bronchiectasis is a severe, chronic pulmonary disorder in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage. The condition is marked by frequent pulmonary exacerbations requiring antibiotic therapy and/or hospitalizations. Symptoms include chronic cough, excessive sputum production, shortness of breath, and repeated respiratory infections, which can worsen the underlying condition. Bronchiectasis affects approximately 340,000 to 520,000 patients in the US, and reports suggest that bronchiectasis may affect approximately 350,000 to 500,000 patients in the European 5 (comprised of France, Germany, Italy, Spain and the United Kingdom) and one million to five million patients in the Asia-Pacific region. Today, there are no approved therapies in the US, Europe, or Japan for the treatment of patients with bronchiectasis.

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

We are advancing a clinical development program for brensocatib in CF. The CF Therapeutics Development Network has endorsed our study protocol for brensocatib in CF. The process for initiating study sites for the Phase 2 pharmacokinetics/pharmacodynamics multiple-dose study is underway.

Investigator-Initiated Study in Patients with Severe COVID-19

In April 2020, we announced we would provide funding and clinical drug supply for the STOP-COVID19 trial, an investigator-initiated study of brensocatib in hospitalized patients in the UK with COVID-19 sponsored by the University of Dundee.

The STOP-COVID19 trial is a prospective, randomized, double-blind, placebo-controlled trial of brensocatib in patients with severe COVID-19. The multicenter study enrolled approximately 400 patients at 10 sites in the UK who presented to the hospital with confirmed COVID-19 and were at risk of needing increased levels of supplemental oxygen and/or ventilation. Patients were randomized 1:1 to receive either brensocatib 25 mg once daily or matching placebo on top of standard of care. The primary endpoint is clinical improvement on a seven-point ordinal scale as defined by the World Health Organization. Patients were treated for up to 28 days. Last month, Professor James Chalmers of the University of Dundee released preliminary results of the STOP-COVID19 trial. While we understand the preliminary results of this 28-day study did not demonstrate evidence of clinical benefit of brensocatib for COVID-19 patients, it is our understanding that an effect on the main target of neutrophil serine proteases was seen, and no significant difference in adverse events was observed between groups. Further data will be shared by Professor Chalmers in the form of a scientific publication in the coming months.
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

Overall pharmacokinetic results demonstrated that treprostinil exposure (AUC and Cmax) was dose-proportional, with low to moderate inter-subject variability. Treprostinil was detected in the plasma at 24 hours at all doses and throughout the 48-hour sampling period for the two highest doses. Compared with currently available inhaled treprostinil therapy, TPIP showed substantially lower Cmax and longer half-life. Data from this study will be presented in an oral session at the European Society of Cardiology Congress in August 2021

We plan to advance the development of TPIP with two studies in patients with PAH. The first is an open-label, proof-of-mechanism study to understand the impact of TPIP on PVR over a 24-hour period. We anticipate sharing preliminary data from a small number of patients from this study in the second half of 2021. The second will aim to investigate the effect of TPIP on PVR and 6-minute walk distance over a 16-week treatment period using an up-titration, once-daily dosing schedule. We plan to initiate this trial in the fourth quarter of 2021. Beyond PAH, we continue to explore potential development pathways for TPIP in patients with pulmonary hypertension associated with interstitial lung disease (PH-ILD) and idiopathic pulmonary fibrosis (IPF), and plan to initiate a study in patients with PH-ILD using an up-titration, once-daily dosing schedule.

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

Research and Development (R&D) Expenses

R&D expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions, including medical affairs and program management. R&D expenses also includes other internal operating expenses, the cost of manufacturing product candidates, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as brensocatib. Our R&D expenses related to manufacturing our product candidates and medical devices for clinical study are primarily related to activities at contract manufacturing organizations (CMOs) that manufacture brensocatib and TPIP. Our R&D expenses related to clinical trials are primarily related to activities at contract research organizations (CROs) that conduct and manage clinical trials on our behalf. These contracts with CROs set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts with CROs primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Deposits for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed.

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

RESULTS OF OPERATIONS

COVID-19 Update

We are committed to the safety and well-being of our workforce. In March 2020, we implemented a number of corporate initiatives in response to the novel coronavirus global pandemic which manifests as COVID-19. These initiatives included a remote working policy for all employees in order to aid the global containment effort and allow infectious disease specialists and pulmonologists to focus exclusively on treating patients and containing the virus. The policy included all of the field-based therapeutic specialists and employees who support ARIKAYCE prescribers. Beginning on June 1, 2020, certain of our field-based employees who support ARIKAYCE prescribers were permitted to return to the field on a voluntary basis. To date, access to prescribers has been limited with significant regional variability. Our Arikares® trainers are continuing to offer remote training for patients who initiate treatment with ARIKAYCE. As COVID-19 infections in the US subsided and vaccination rates increased, we have seen a resumption of activities, including field-based employees returning to the field, reopening of physician offices and patients returning to in-office visits. However, as new variants of COVID-19 emerge, some of these activities have recently been paused in certain regions. While we continue to see use of ARIKAYCE, including new patient adds and continued prescription renewals, there remains a general uncertainty regarding the impact of COVID-19 on the ARIKAYCE patient population and physicians.

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect our financial results and business operations through the quarter ended June 30, 2021, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to numerous uncertainties. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.

Comparison of the Three Months Ended June 30, 2021 and 2020

Overview - Operating Results
Our operating results for the three months ended June 30, 2021, included the following:
•Product revenues, net, increased $2.9 million as compared to the same period in the prior year as a result of the increase in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $0.9 million as compared to the same period in the prior year as a result of the increase in product revenues;
•Increased R&D expenses of $28.9 million as compared to the same period in the prior year primarily resulting from increases in clinical development and research costs for our ongoing clinical trials;
•Increased SG&A expenses of $7.5 million as compared to the same period in the prior year resulting from increases in compensation and benefit related expenses and increases related to our global commercial activities;
•Amortization of intangible assets of $1.3 million was consistent with the same period in the prior year; and
•Increased interest expense of $2.9 million as compared to the same period in the prior year related to the accretion of debt discount for our debt.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes the sources of revenue for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2021	2020	$	%
Product revenues, net	$45,366	$42,495	$2,871	6.8%

Product revenues, net, increased to $45.4 million, an increase of 6.8%, from $42.5 million in the same period in 2020 as a result of the increase in ARIKAYCE sales.

Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the three months ended June 30, 2021 and 2020 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2021	2020	$	%
Cost of product revenues (excluding amortization of intangible assets)	$10,837	$9,950	$887	8.9%
Cost of product revenues, as % of revenues	23.9%	23.4%

Cost of product revenues (excluding amortization of intangible assets) increased to $10.8 million for the three months ended June 30, 2021 as compared to $10.0 million in the same period in 2020. The increase in cost of product revenues (excluding amortization of intangible assets) in the three months ended June 30, 2021 was attributable to the increase in total revenues discussed above.
R&D Expenses

R&D expenses for the three months ended June 30, 2021 and 2020 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2021	2020	$	%
External Expenses
Clinical development and research	$23,498	$6,009	$17,489	291.0%
Manufacturing	9,593	4,673	4,920	105.3%
Regulatory, quality assurance, and medical affairs	3,313	3,252	61	1.9%
Subtotal—external expenses	$36,404	$13,934	$22,470	161.3%
Internal Expenses
Compensation and benefit related expenses	$18,914	$14,900	$4,014	26.9%
Stock-based compensation	4,434	2,979	1,455	48.8%
Other internal operating expenses	4,903	3,935	968	24.6%
Subtotal—internal expenses	$28,251	$21,814	$6,437	29.5%
Total	$64,655	$35,748	$28,907	80.9%

R&D expenses increased to $64.7 million during the three months ended June 30, 2021 from $35.7 million in the same period in 2020. The $28.9 million increase was primarily due to a $17.5 million increase in clinical development and research costs related to the ongoing ARIKAYCE frontline clinical trial program and the Phase 3 ASPEN trial of brensocatib. The increase was also due to a $5.5 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in headcount as well as a $4.9 million increase in manufacturing expenses to support ongoing clinical trials.

External R&D expenses by product for the three months ended June 30, 2021 and 2020 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2021	2020	$	%
ARIKAYCE external R&D expenses	$13,510	$9,097	$4,413	48.5%
Brensocatib external R&D expenses	16,203	2,816	13,387	475.4%
Other external R&D expenses	6,691	2,021	4,670	231.1%
Total	$36,404	$13,934	$22,470	161.3%

We expect R&D expenses to continue to increase in 2021 relative to 2020 primarily due to our clinical trial activities and related spend including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trial of ARIKAYCE in a front-line treatment setting for patients with MAC lung disease, and our TPIP clinical trials.

SG&A Expenses

SG&A expenses for the three months ended June 30, 2021 and 2020 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2021	2020	$	%
Compensation and benefit related expenses	$21,339	$18,309	$3,030	16.5%
Stock-based compensation	7,302	6,488	814	12.5%
Professional fees and other external expenses	22,235	19,675	2,560	13.0%
Facility related and other internal expenses	6,301	5,191	1,110	21.4%
Total SG&A expenses	$57,177	$49,663	$7,514	15.1%

SG&A expenses increased to $57.2 million during the three months ended June 30, 2021 from $49.7 million in the same period in 2020. The $7.5 million increase was primarily due to a $3.8 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in global headcount as well as a $2.6 million increase in professional fees and other external expenses primarily resulting from our commercial launch efforts in Europe and Japan and from resuming certain commercial activities.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended June 30, 2021 and 2020 was $1.3 million and $1.2 million, respectively. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.

Interest Expense

Interest expense increased to $10.3 million for the three months ended June 30, 2021 as compared to $7.5 million in the same period in 2020 due to the accretion of debt discount for our debt.

Comparison of the Six Months Ended June 30, 2021 and 2020

Overview - Operating Results
Our operating results for the six months ended June 30, 2021, included the following:
•Product revenues, net, increased $6.2 million as compared to the same period in the prior year as a result of the increase in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $2.3 million as compared to the same period in the prior year as a result of the decrease in the sale of inventory for which the cost was incurred prior to FDA approval of ARIKAYCE, as well as the increased sales of ARIKAYCE;
•Increased R&D expenses of $54.1 million as compared to the same period in the prior year primarily resulting from increases in clinical development and research costs for our ongoing clinical trials;
•Increased SG&A expenses of $7.7 million as compared to the same period in the prior year resulting from increases in compensation and benefit related expenses, including increases related to our commercial launch efforts in Europe and Japan;
•Amortization of intangible assets of $2.5 million was consistent with the same period in the prior year; and
•Increased interest expense of $3.0 million as compared to the same period in the prior year related to the accretion of debt discount for our debt.

Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes the sources of revenue for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2021	2020	$	%
Product revenues, net	$85,580	$79,355	$6,225	7.8%

Product revenues, net, increased to $85.6 million, an increase of 7.8%, from $79.4 million in the same period in 2020 as a result of the increase in ARIKAYCE sales.

Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the six months ended June 30, 2021 and 2020 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2021	2020	$	%
Cost of product revenues (excluding amortization of intangible assets)	$20,681	$18,388	$2,293	12.5%
Cost of product revenues, as % of revenues	24.2%	23.2%

Cost of product revenues (excluding amortization of intangible assets) increased to $20.7 million for the six months ended June 30, 2021 as compared to $18.4 million in the same period in 2020. The increase in cost of product revenues (excluding amortization of intangible assets) in the six months ended June 30, 2021 was directly attributable to a decrease in the sale of inventory for which the cost was incurred prior to FDA approval of ARIKAYCE and the increase in total revenues discussed above. All product costs incurred prior to FDA approval of ARIKAYCE in September 2018 were expensed as R&D expenses.
R&D Expenses

R&D expenses for the six months ended June 30, 2021 and 2020 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2021	2020	$	%
External Expenses
Clinical development and research	$46,929	$13,577	$33,352	245.7%
Manufacturing	16,811	7,639	9,172	120.1%
Regulatory, quality assurance, and medical affairs	7,205	7,447	(242)	(3.2)%
Subtotal—external expenses	$70,945	$28,663	$42,282	147.5%
Internal Expenses
Compensation and benefit related expenses	$38,411	$29,643	$8,768	29.6%
Stock-based compensation	8,118	5,821	2,297	39.5%
Other internal operating expenses	8,571	7,805	766	9.8%
Subtotal—internal expenses	$55,100	$43,269	$11,831	27.3%
Total	$126,045	$71,932	$54,113	75.2%

R&D expenses increased to $126.0 million during the six months ended June 30, 2021 from $71.9 million in the same period in 2020. The $54.1 million increase was primarily due to a $33.4 million increase in clinical development and research costs related to the initiation of the ARIKAYCE frontline clinical trial program and the Phase 3 ASPEN trial of brensocatib. The increase was also due to a $11.1 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in headcount as well as a $9.2 million increase in manufacturing expenses to support ongoing clinical trials.

External R&D expenses by product for the six months ended June 30, 2021 and 2020 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2021	2020	$	%
ARIKAYCE external R&D expenses	$28,150	$17,357	$10,793	62.2%
Brensocatib external R&D expenses	25,800	8,414	17,386	206.6%
Other external R&D expenses	16,995	2,892	14,103	487.7%
Total	$70,945	$28,663	$42,282	147.5%

We expect R&D expenses to continue to increase in 2021 relative to 2020 primarily due to our clinical trial activities and related spend including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trial of ARIKAYCE in a front-line treatment setting for patients with MAC lung disease, and our TPIP clinical trials.

     SG&A Expenses

SG&A expenses for the six months ended June 30, 2021 and 2020 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2021	2020	$	%
Compensation and benefit related expenses	$43,092	$35,298	$7,794	22.1%
Stock-based compensation	14,152	12,649	1,503	11.9%
Professional fees and other external expenses	39,198	41,411	(2,213)	(5.3)%
Facility related and other internal expenses	12,285	11,651	634	5.4%
Total SG&A expenses	$108,727	$101,009	$7,718	7.6%

SG&A expenses increased to $108.7 million during the six months ended June 30, 2021 from $101.0 million in the same period in 2020. The $7.7 million increase was primarily due to a $9.3 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in global headcount, including the increases related to our commercial launch efforts in Europe and Japan. This increase was partially offset by a $2.2 million decrease in professional fees and other external expenses resulting from the reduction of certain commercial activities due to COVID-19 restrictions in the first quarter of 2021.
Amortization of Intangible Assets
Amortization of intangible assets for the six months ended June 30, 2021 and 2020 was $2.5 million and $2.5 million, respectively. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.

Interest Expense

Interest expense was $17.9 million for the six months ended June 30, 2021 as compared to $14.9 million in the same period in 2020 due to the accretion of debt discount for our debt.

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

In May 2021, we completed an underwritten public offering of $575.0 million aggregate principal amount of the 2028 Convertible Notes, including the exercise in full of the underwriters' option to purchase additional 2028 Convertible Notes. Our net proceeds from the offering, after deducting underwriting discounts and offering expenses of $16.0 million, were $559.0 million. A portion of the net proceeds from the 2028 Convertible Notes was used to repurchase $225.0 million of the Company's outstanding 2025 Convertible Notes. The Company recorded a loss on early extinguishment of debt of $17.7 million, primarily related to the premium paid on extinguishment of a portion of the 2025 Convertible Notes.

In May 2021, we also completed an underwritten public offering of 11,500,000 shares of the Company's common stock, including 1,500,000 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares from the Company, at a public offering price of $25.00 per share. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $17.5 million, were $270.1 million.

In the first quarter of 2021, we entered into a sales agreement with SVB Leerink to sell shares of our common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an ATM program, under which SVB Leerink acts as sales agent. As of June 30, 2021, we had not sold or issued any shares under the ATM program.

In the second quarter of 2020, we completed an underwritten public offering of 11,155,000 shares of our common stock, including 1,455,000 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $23.25 per share. Our net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses of $13.5 million, were $245.9 million.

We may need to raise additional capital to fund our operations, including continued commercialization of ARIKAYCE and future clinical trials related to ARIKAYCE, to design and conduct ongoing and future clinical trials for brensocatib and TPIP, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. We expect to opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. We expect such additional funding, if any, would be used to continue to commercialize ARIKAYCE, to conduct further trials of ARIKAYCE, to develop brensocatib, TPIP and our other product candidates, or to pursue the license or purchase of other technologies or products and product candidates. During 2021, we plan to continue to support the commercialization of ARIKAYCE in the US and Europe, to continue to fund further clinical development of ARIKAYCE, brensocatib and TPIP, and to fund our global expansion efforts to support commercial launch activities in Japan and in additional countries in Europe. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be expenses related to our commercialization efforts and our ARISE and ENCORE clinical trials for ARIKAYCE, expenses related to the ASPEN trial and other development activities for brensocatib, and to a lesser extent, expenses related to the clinical development of TPIP.

Cash Flows

As of June 30, 2021, we had cash and cash equivalents of $928.3 million, as compared with $532.8 million as of December 31, 2020. The $395.6 million increase was primarily due to our May 2021 underwritten public offerings of debt and equity, partially offset by the repurchase of a portion of our 2025 Convertible Notes and cash used in operating activities. Our working capital was $938.5 million as of June 30, 2021 as compared with $504.1 million as of December 31, 2020.

Net cash used in operating activities was $203.7 million and $93.9 million for the six months ended June 30, 2021 and 2020, respectively. The net cash used in operating activities during the six months ended June 30, 2021 and 2020 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The increase in cash used in operating activities for the six months ended June 30, 2021 compared to the corresponding period in 2020 was primarily due to the increase in R&D expenses to support our ongoing clinical trials. The increase was also due to the net change in working capital, driven primarily by increases in other assets from deposits to our CRO for our recently initiated clinical trials and the $12.5 million milestone payment to AstraZeneca related to the first dosing in our Phase 3 ASPEN trial.

Net cash used in investing activities was $4.7 million and $4.6 million for the six months ended June 30, 2021 and 2020, respectively, for purchases of fixed assets.

Net cash provided by financing activities was $604.3 million and $252.9 million for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by financing activities for the six months ended June 30, 2021 and 2020 were primarily due to net cash proceeds from the issuance and extinguishment of debt during the six months ended June 30, 2021 and the net proceeds from the issuance of common stock during the six months ended June 30, 2021 and 2020.

Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations during the six months ended June 30, 2021 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government.

As of June 30, 2021, we had $800.0 million of convertible notes outstanding. Our 2025 Convertible Notes and our 2028 Convertible Notes bear interest at a coupon rate of 1.75% and 0.75%, respectively. If a 10% change in interest rates had occurred on June 30, 2021, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the six months ended June 30, 2021 and 2020, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company's equity securities by the Company during the quarter ended June 30, 2021.

ITEM 5.    OTHER INFORMATION

In August 2021, the Company acquired Motus Biosciences, Inc. (Motus) and AlgaeneX, Inc. (AlgaeneX), each a privately held, preclinical stage company. In connection with the closing of the Company’s acquisition of Motus, the Company will issue an aggregate of 3,135,374 shares of the Company’s common stock to Motus’s former stockholders and option holders and certain individuals who are entitled to receive a portion of the acquisition consideration (collectively, Motus equityholders), subject to certain reductions. The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date and up to 5,348,572 shares in the aggregate upon the achievement of certain development and regulatory milestone events, and to pay to the Motus equityholders an aggregate of $35 million upon the achievement of certain net sales-based milestone events and a portion of the value of a priority review voucher (to the extent issued to the Company), in each case, subject to certain reductions.
At the closing of the Company’s acquisition of AlgaeneX, the Company paid $1.5 million in cash to AlgaeneX’s former stockholders and certain individuals who are entitled to receive a portion of the acquisition consideration (collectively, the AlgaeneX equityholders). The Company is obligated to issue to AlgaeneX’s equityholders an aggregate of 368,867 shares of the Company’s common stock upon the achievement of a development milestone event and pay to AlgaeneX equityholders a mid-single digits licensing fee on certain future payments received by the Company in licensing transactions for AlgaeneX’s manufacturing technology, in each case, subject to certain reductions.

The shares of the Company’s common stock issuable to the Motus equityholders and the AlgaeneX equityholders are being issued pursuant to Section 4(a)(2) of the Securities Act of 1933, and the number of such issuable shares was calculated based on a per share value of $27.11. The Company will not receive any proceeds from the issuance of common stock to the Motus equityholders or the AlgaeneX equityholders.

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

4.1
Second Supplemental Indenture, dated as of May 13, 2021, by and between the Company and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.2 to Insmed Incorporated’s Current Report on Form 8-K filed on May 13, 2021).

4.2	Form of 0.75% Convertible Senior Note due 2028 (included in Exhibit 4.1).

10.1**	Employment Agreement, effective as of July 8, 2021, between Insmed Incorporated and Michael Smith.

10.2	Consulting Agreement, effective as of July 8, 2021, between Christine Pellizzari and Insmed Incorporated.

10.3**	Second Amendment to Employment Agreement, effective as of July 23, 2021, between Insmed Incorporated and Roger Adsett.

10.4**	Amendment to Employment Agreement, effective as of July 23, 2021, between Insmed Incorporated and Martina Flammer, M.D.

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL and contained in Exhibit 101.

* Certain portions of this exhibit have been redacted.
** Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: August 5, 2021	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)