Form 10-Q
period 2021-09-30
INSMED Inc
filed 2021-10-28
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2021, there were 118,372,133 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$846,556	$532,756
Accounts receivable	19,317	16,562
Inventory	67,453	49,592
Prepaid expenses and other current assets	25,655	23,982
Total current assets	958,981	622,892

Fixed assets, net	53,199	53,953
Finance lease right-of-use assets	9,525	10,334
Operating lease right-of-use assets	31,283	32,946
Intangibles, net	75,071	49,261
Goodwill	136,110	—
Other assets	47,602	26,769
Total assets	$1,311,771	$796,155

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,531	$42,853
Accrued liabilities	62,266	37,807
Accrued compensation	19,554	25,591
Finance lease liabilities	1,198	1,081
Operating lease liabilities	5,952	11,475
Total current liabilities	112,501	118,807

Debt, long-term	557,604	356,318
Contingent consideration	76,490	—
Finance lease liabilities, long-term	13,805	14,713
Operating lease liabilities, long-term	22,647	21,255
Other long-term liabilities	23,882	9,178
Total liabilities	806,929	520,271

Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 118,355,458 and 102,763,060 issued and outstanding shares at September 30, 2021 and December 31, 2020, respectively	1,184	1,028
Additional paid-in capital	2,655,823	2,105,252
Accumulated deficit	(2,152,265)	(1,830,589)
Accumulated other comprehensive income	100	193
Total shareholders’ equity	504,842	275,884
Total liabilities and shareholders’ equity	$1,311,771	$796,155
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Product revenues, net	$46,757	$43,643	$132,337	$122,998

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	10,183	10,622	30,864	29,010
Research and development	70,347	41,411	196,392	113,343
Selling, general and administrative	60,280	46,585	169,007	147,594
Amortization of intangible assets	1,264	1,248	3,790	3,745
Change in fair value of deferred and contingent consideration liabilities	8,300	—	8,300	—
Total operating expenses	150,374	99,866	408,353	293,692

Operating loss	(103,617)	(56,223)	(276,016)	(170,694)

Investment income	46	70	113	1,677
Interest expense	(11,245)	(7,185)	(29,123)	(22,065)
Loss on extinguishment of debt	—	—	(17,689)	—
Other expense, net	(476)	(4)	(678)	(14)
Loss before income taxes	(115,292)	(63,342)	(323,393)	(191,096)

(Benefit) provision for income taxes	(2,578)	317	(1,717)	781

Net loss	$(112,714)	$(63,659)	$(321,676)	$(191,877)

Basic and diluted net loss per share	$(0.96)	$(0.63)	$(2.93)	$(2.00)

Weighted average basic and diluted common shares outstanding	117,092	101,615	109,955	96,029

Net loss	$(112,714)	$(63,659)	$(321,676)	$(191,877)
Other comprehensive income (loss):
Foreign currency translation (loss) income	(324)	212	(93)	124
Total comprehensive loss	$(113,038)	$(63,447)	$(321,769)	$(191,753)

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2020	101,434	$1,014	$2,069,119	$(1,664,717)	$(98)	$405,318
Comprehensive loss:
Net loss				(63,659)		(63,659)
Other comprehensive income (loss)					212	212
Exercise of stock options and ESPP shares issuance	369	4	6,324			6,328
Net proceeds from issuance of common stock			(47)			(47)
Issuance of common stock for vesting of RSUs	1	—				—
Stock-based compensation expense			8,909			8,909
Balance at September 30, 2020	101,804	$1,018	$2,084,305	$(1,728,376)	$114	$357,061

Balance at June 30, 2021	115,239	$1,152	$2,569,028	$(2,039,551)	$424	$531,053
Comprehensive loss:
Net loss				(112,714)		(112,714)
Other comprehensive income (loss)					(324)	(324)
Exercise of stock options and ESPP shares issuance	226	3	2,491			2,494
Equity component of convertible debt issuance			311			311
Issuance of common stock for vesting of RSUs	1	—				—
Issuance of common stock for business acquisition	2,889	29	71,762			71,791
Stock-based compensation expense			12,231			12,231
Balance at September 30, 2021	118,355	$1,184	$2,655,823	$(2,152,265)	$100	$504,842

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2019	89,682	$897	$1,797,286	$(1,536,499)	$(10)	$261,674
Comprehensive loss:
Net loss				(191,877)		(191,877)
Other comprehensive income (loss)					124	124
Exercise of stock options and ESPP shares issuance	841	9	13,886			13,895
Net proceeds from issuance of common stock	11,155	111	245,754			245,865
Issuance of common stock for vesting of RSUs	126	1				1
Stock-based compensation expense			27,379			27,379
Balance at September 30, 2020	101,804	$1,018	$2,084,305	$(1,728,376)	$114	$357,061

Balance at December 31, 2020	102,763	$1,028	$2,105,252	$(1,830,589)	$193	$275,884
Comprehensive loss:
Net loss				(321,676)		(321,676)
Other comprehensive income (loss)					(93)	(93)
Exercise of stock options and ESPP shares issuance	986	10	16,009			16,019
Net proceeds from issuance of common stock	11,500	115	269,771			269,886
Equity component of convertible debt issuance			196,374			196,374
Equity component of convertible debt redemption			(37,846)			(37,846)
Issuance of common stock for vesting of RSUs	217	2				2
Issuance of common stock for business acquisition	2,889	29	71,762			71,791
Stock-based compensation expense			34,501			34,501
Balance at September 30, 2021	118,355	$1,184	$2,655,823	$(2,152,265)	$100	$504,842

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(321,676)	$(191,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,011	6,829
Amortization of intangible assets	3,790	3,745
Stock-based compensation expense	34,501	27,379
Loss on extinguishment of debt	17,689	—
Amortization of debt issuance costs	1,348	1,048
Accretion of debt discount	20,707	14,139
Finance lease amortization expense	809	809
Change in fair value of deferred and contingent consideration liabilities	8,300	—
Noncash operating lease expense	11,218	5,168
Changes in operating assets and liabilities:
Accounts receivable	(2,875)	4,036
Inventory	(18,588)	(15,116)
Prepaid expenses and other current assets	(2,097)	631
Other assets	(20,994)	(4,786)
Accounts payable	(18,854)	9,120
Accrued liabilities and other	6,108	(10,613)
Accrued compensation	(5,567)	(3,068)
Net cash used in operating activities	(279,170)	(152,556)
Investing activities
Purchase of fixed assets	(6,147)	(5,307)
Cash paid for Business Acquisition, net	(6,920)	—
Net cash used in investing activities	(13,067)	(5,307)
Financing activities
Proceeds from exercise of stock options, ESPP, and RSU vestings	16,021	13,896
Proceeds from issuance of common stock, net	269,886	245,865
Payment on extinguishment of 1.75% convertible senior notes due 2025	(12,578)	—
Payment of principal on 1.75% convertible senior notes due 2025	(225,000)	—
Proceeds from issuance of 0.75% convertible senior notes due 2028	575,000	—
Payment of debt issuance costs	(15,702)	—
Payments of finance lease principal	(791)	(769)
Net cash provided by financing activities	606,836	258,992
Effect of exchange rates on cash and cash equivalents	(799)	195
Net increase in cash and cash equivalents	313,800	101,324
Cash and cash equivalents at beginning of period	532,756	487,429
Cash and cash equivalents at end of period	$846,556	$588,753
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,202	$8,847
Cash paid for income taxes	$1,451	$780

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                    The Company and Basis of Presentation

Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE, is approved in the United States (US) as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the European Commission (EC) approved ARIKAYCE for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis (CF). In March 2021, Japan's Ministry of Health, Labour and Welfare (MHLW) approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's clinical-stage pipeline includes brensocatib and treprostinil palmitil inhalation powder (TPIP). Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), which the Company is developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary arterial hypertension (PAH) and other rare pulmonary disorders.

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

The Company had $846.6 million in cash and cash equivalents as of September 30, 2021 and reported a net loss of $321.7 million for the nine months ended September 30, 2021. Historically, the Company has funded its operations through public offerings of equity securities and debt financings. The Company commenced commercial shipments of ARIKAYCE in October 2018. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP and its other pipeline programs, and continuing and commencing pre-commercial, commercialization and regulatory activities for ARIKAYCE, and funding other general and administrative activities.

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

Risks and Uncertainties - There are many uncertainties regarding the novel coronavirus (COVID-19) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the nine months ended September 30, 2021, the

Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	September 30, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$846.6	$846.6	$—	$—
Deferred consideration	$15.2	$—	$15.2	$—
Contingent consideration liabilities	$76.5	$—	$—	$76.5

	December 31, 2020
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$532.8	$532.8	$—	$—

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three months ended September 30, 2021, new Level 2 and Level 3 liabilities were added in connection with the Company's acquisitions of Motus Biosciences, Inc. (Motus) and AlgaeneX, Inc. (AlgaeneX) in August 2021 (the Business Acquisition). There were no other transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company held no securities that were in an unrealized gain or loss position.

The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. The Company has determined that there were no other-than-temporary impairments during the quarter ended September 30, 2021. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the securities were rated below investment grade; (3) how long the securities have been in an unrealized loss position; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover.

Deferred Consideration

The deferred consideration arose from the Business Acquisition in August 2021 (see Note 13). The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date. A valuation of the deferred consideration is performed quarterly with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss.

The deferred consideration has been classified as a Level 2 recurring liability as its valuation utilizes an input, the Insmed share price on the valuation date, which is a directly observable input at the measurement date and for the duration of the liabilities' anticipated lives. Deferred consideration expected to be settled within twelve months or less is classified as a current liability and are included in accrued liabilities. As of September 30, 2021, the fair value of deferred consideration included in accrued liabilities was $5.1 million. Deferred consideration expected to be settled in more than twelve months are classified as a non-current liability and are included in other long-term liabilities. As of September 30, 2021, the fair value of deferred consideration included in other long-term liabilities was $10.1 million.

The following observable input was used in the valuation of the deferred consideration as of September 30, 2021:

	Fair Value as of September 30, 2021 (in millions)	Observable Input	Input Value
Deferred consideration	$15.2	Insmed share price on the valuation date	$27.54

Contingent Consideration

The contingent consideration liabilities arose from the Business Acquisition in August 2021 (see Note 13). The contingent consideration liabilities consist of developmental and regulatory milestones, a pediatric voucher milestone and net sales milestones. Upon the achievement of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 5,348,572 shares in the aggregate. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. At September 30, 2021, the weighted average probability of success was 42%. The development and regulatory milestones will be settled in shares of the Company's common stock.

If the Company were to receive a priority review voucher, the Company is obligated to pay to the Motus equityholders a portion of the value of the priority review voucher, subject to certain reductions. The potential payout will be either 50% of the proceeds received by the Company from a sale of the priority review voucher or 50% of the average of the sales prices for the last three publicly disclosed priority review voucher sales, less certain adjustments. The fair value of the priority review voucher milestone is estimated utilizing a probability-adjusted discounted cash flow approach. This milestone will be settled in cash.

The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of September 30, 2021, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.

The contingent consideration liabilities have been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the inputs to the valuation approach, the estimated fair value could be significantly different than the fair value the Company determined. Contingent consideration liabilities expected to be settled in more than twelve months are classified as a non-current liability. A valuation of the contingent consideration liabilities is performed quarterly with gains and losses included within change in fair value of contingent consideration liabilities in the consolidated statements of comprehensive loss.

The following significant unobservable inputs were used in the valuation of the contingent consideration liabilities as of September 30, 2021 (in millions):

Contingent Consideration Liabilities	Fair Value as of September 30, 2021	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$66.2	Probability-adjusted	Probabilities of success	14% - 95%
Priority review voucher milestone	$5.3	Probability-adjusted discounted cash flow	Probability of success	13.5%
			Discount rate	6.3%

Convertible Notes

The estimated fair value of the liability component of the Company's 0.75% convertible senior notes due 2028 (the 2028 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of September 30, 2021 was $636.2 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the 2028 Convertible Notes. The $371.5 million carrying value of the 2028 Convertible Notes as of September 30, 2021 excludes the $193.7 million and $9.8 million of the unamortized portion of the debt discount and issuance costs, respectively.

The estimated fair value of the liability component of the Company's 1.75% convertible senior notes due 2025 (the 2025 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of September 30, 2021 was $218.1 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the 2025 Convertible Notes. The $186.1 million carrying value of the 2025 Convertible Notes as of September 30, 2021 excludes the $36.6 million and $2.3 million of the unamortized portion of the debt discount and issuance costs, respectively.

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

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Numerator:
Net loss	$(112,714)	$(63,659)	$(321,676)	$(191,877)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	117,092	101,615	109,955	96,029
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock and RSUs	—	—	—	—
Convertible debt securities	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	117,092	101,615	109,955	96,029
Net loss per share:
Basic and diluted	$(0.96)	$(0.63)	$(2.93)	$(2.00)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of September 30, 2021 and 2020 as their effect would have been anti-dilutive (in thousands):

	September 30,
	2021	2020
Common stock options	14,518	13,047
Unvested restricted stock and RSUs	1,069	853
Convertible debt securities	23,438	11,492
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for collectible trade receivables. The following table presents the percentage of total gross product revenue represented by the Company's three largest customers for the nine months ended September 30, 2021 and 2020.

	September 30,
	2021	2020
Customer A	28%	26%
Customer B	25%	28%
Customer C	24%	23%

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

Product revenues, net consist primarily of net sales of ARIKAYCE in the US. The Company's customers in the US include specialty pharmacies and specialty distributors. In December 2020, the Company began recognizing product revenue from commercial sales of ARIKAYCE in Europe. In July 2021, the Company began recognizing product revenue from commercial sales of ARIKAYCE in Japan. Globally, product revenues are recognized once the Company performs and satisfies all five steps mentioned above.

Revenue is recorded at net selling price (transaction price), which includes estimates of variable consideration for which reserves are established for (a) customer credits, such as invoice discounts for prompt pay, (b) estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (c) estimated chargebacks, and (d) estimated costs of co-payment assistance. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (prompt pay discounts and chargebacks), prepaid expenses (co-payment assistance), or as a current liability (rebates). Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company's historical experience, current contractual and statutory requirements, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company's best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contract. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results in the future vary from estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Rebates: The Company contracts with government agencies and managed care organizations, or collectively, third-party payors, so that ARIKAYCE will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The current liability is included in accrued liabilities on the consolidated balance sheets. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company's contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payor mix, and (iv) information obtained from the Company's specialty pharmacies.

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

The Company also recognizes revenue related to various early access programs (EAPs) in Europe, including France. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations.

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

Business combinations and asset acquisitions - The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in ASU 2017-01, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

The consideration for the Company’s business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within change in the fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss.

If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.

Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable (unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired). Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.
Indefinite-lived intangible assets - Indefinite-lived intangible assets consist of In Process Research & Development (IPR&D). IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance.

Goodwill - Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. The Company reassesses its reporting units as part of its annual segment review. As of September 30, 2021, the Company concluded that it continues to operate as one reporting unit. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company will perform its annual test for goodwill as of October 1, 2021.

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

New Accounting Pronouncements (Not Yet Adopted) - In August 2020, the FASB issued ASU 2020-06, Debt — Accounting for Convertible Instruments, to reduce the complexity associated with applying US generally accepted accounting principles (GAAP) to certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the number of accounting models for convertible debt instruments is reduced, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Only convertible instruments that meet the definition of a derivative or are issued with substantial premiums will continue to be subject to the separation models. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021. A modified retrospective and a fully retrospective transition method are both permitted. The Company anticipates transitioning using the modified retrospective method and anticipates the impact of adopting ASU 2020-06 to result in a January 1, 2022 opening balance sheet adjustment decreasing retained earnings by approximately $4 million, increasing issuance costs classified to debt by approximately $6 million, and an offsetting adjustment of $10 million to additional paid-in capital. Effective January 1, 2022, the Company expects convertible debt interest expense will be comprised of contractual interest expense calculated from the face value of the convertible notes and annual amortization of debt issuance costs of approximately $3.3 million.

3.            Inventory

As of September 30, 2021 and December 31, 2020, the Company's inventory balance consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$27,386	$21,601
Work-in-process	20,509	18,754
Finished goods	19,558	9,237
	$67,453	$49,592
Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company began capitalizing inventory costs following FDA approval of ARIKAYCE in September 2018 and has not recorded any significant inventory write-downs since that time. The Company currently uses a limited number of third-party contract manufacturing organizations (CMOs) to produce its inventory.

4.                                      Intangibles, Net

As of September 30, 2021, the Company's identifiable intangible assets consisted of acquired ARIKAYCE R&D, acquired in-process research and development (IPR&D) from the Business Acquisition (see Note 13), and milestones paid to PARI for the license to use PARI's Lamira® Nebulizer System for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. Intangibles, net was $75.1 million and $49.3 million as of September 30, 2021 and December 31, 2020, respectively.

The Company began amortizing its acquired ARIKAYCE R&D and PARI milestones intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of intangible assets during each of the next five years is estimated to be approximately $5.1 million per year. A rollforward of the Company's intangible assets for the nine months ended September 30, 2021 is as follows (in thousands):

Intangible Asset	December 31, 2020	Additions	Amortization	September 30, 2021
Acquired ARIKAYCE R&D	$47,289	$—	$(3,638)	$43,651
Acquired IPR&D	—	29,600	—	29,600
PARI milestones	1,972	—	(152)	1,820
	$49,261	$29,600	$(3,790)	$75,071

The Company reviews the recoverability of these finite-lived and indefinite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company determined that no indicators of impairment of finite-lived or indefinite-lived intangible assets existed at September 30, 2021.

5.    Fixed Assets, Net

Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

Asset Description	Estimated Useful Life (years)	September 30, 2021	December 31, 2020
Lab equipment	7	$11,068	$10,352
Furniture and fixtures	7	5,917	5,917
Computer hardware and software	3-5	7,366	7,267
Office equipment	7	89	88
Manufacturing equipment	7	1,567	1,567
Leasehold improvements	lease term	35,965	35,289
Construction in progress (CIP)	—	26,588	21,823
		88,560	82,303
Less: accumulated depreciation		(35,361)	(28,350)
		$53,199	$53,953

6.                                      Accrued Liabilities

As of September 30, 2021 and December 31, 2020, the Company's accrued liabilities balance consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued clinical trial expenses	$22,277	$6,733
Accrued professional fees	14,238	8,594
Accrued technical operation expenses	7,419	9,164
Accrued royalty payable	2,223	3,423
Accrued interest payable	2,496	3,631
Accrued sales allowances and related costs	6,989	5,051
Deferred consideration	5,079	—
Accrued construction costs	19	364
Other accrued liabilities	1,526	847
	$62,266	$37,807

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

The Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $4.2 million and $6.0 million for the three months ended September 30, 2021 and 2020, respectively, and $4.6 million and $7.1 million for the nine months ended September 30, 2021 and 2020, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.

The table below summarizes the supplemental noncash disclosures of the Company's leases included in its consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance right-of-use assets obtained in exchange for lease obligations	$—	$—	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$914	$513	$9,555	$718

In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $29.8 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.

8.                                    Debt

In May 2021, the Company completed an underwritten public offering of the 2028 Convertible Notes, in which the Company sold $575.0 million aggregate principal amount of the 2028 Convertible Notes, including the exercise in full of the underwriters' option to purchase an additional $75.0 million in aggregate principal amount of 2028 Convertible Notes. The Company's net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $15.7 million, were approximately $559.3 million. The 2028 Convertible Notes bear interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2028 Convertible Notes mature on June 1, 2028, unless earlier converted, redeemed, or repurchased.

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

Holders may convert their 2025 Convertible Notes prior to October 15, 2024 or their 2028 Convertible Notes prior to March 1, 2028, only under the following circumstances, subject to the conditions set forth in the applicable indenture: (i) during the five business day period immediately after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of the applicable series of convertible notes, as determined following a request by a holder of such convertible notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on such trading day, (ii) the Company elects to distribute to all or substantially all holders of the common stock (a) any rights, options or warrants (other than in connection with a stockholder rights plan for so long as the rights issued under such plan have not detached from the associated shares of common stock) entitling them, for a period of not more than 45 days from the declaration date for such distribution, to subscribe for or purchase shares of common stock at a price per share that is less than the average of the last reported sale prices of the common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the declaration date for such distribution, or (b) the Company's assets, debt securities or rights to purchase securities of the Company, which distribution has a per share value, as reasonably determined by the board of directors, exceeding 10% of the last reported sale price of the common stock on the trading day immediately preceding the declaration date for such distribution, (iii) if a transaction or event that constitutes a fundamental change or a make-whole fundamental change occurs, or if the Company is a party to (a) a consolidation, merger, combination, statutory or binding share exchange or similar transaction, pursuant to which the common stock would be converted into, or exchanged for, cash, securities or other property or assets, or (b) any sale, conveyance, lease or other transfer or similar transaction in one transaction or a series of transactions of all or substantially all of the consolidated assets of the Company and its subsidiaries, taken as a whole, all or any portion of the applicable series of convertible notes may be surrendered by a holder for conversion at any time from or after the date that is 30 scheduled trading days prior to the anticipated effective date of the transaction, (iv) if during any calendar quarter commencing after the calendar quarter ending on March 31, 2018 or June 30, 2021 for the 2025 Convertible Notes and 2028 Convertible Notes, respectively, (and only during such calendar quarter), the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, or, (v) if the Company sends a notice of redemption, a holder may surrender all or any portion of its convertible notes, to which the notice of redemption relates, for conversion at any time on or after the date the applicable notice of redemption was sent until the close of business on (a) the second business day immediately preceding the related redemption date or (b) if the Company fails to pay the redemption price on the redemption date as specified in such notice of redemption, such later date on which the redemption price is paid. To date, there have not been any holder initiated redemption requests of either series of convertible notes.

Each series of convertible notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in both series of convertible notes are not required to be separately accounted for as a derivative. However, since the convertible notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate each series of convertible notes into liability and equity components. The carrying amount of the liability component of each series of convertible notes as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option for each series of convertible notes was determined by deducting the fair value of the liability component from the gross proceeds of the applicable convertible notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the 2025 Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6% and, accordingly, the residual equity component on the date of issuance was $140.9 million. The fair value of the liability component of the 2028 Convertible Notes on the date of issuance was estimated at $371.6 million using an effective interest rate of 7.1% and, accordingly, the residual equity component on the date of issuance was $203.4 million. The respective discounts are being amortized to interest expense over the term of the applicable series of convertible notes and have remaining periods of approximately 3.29 years, with respect to the 2025 Convertible Notes, and 6.67 years, with respect to the 2028 Convertible Notes. The following table presents the carrying value of the Company's debt balance (in thousands):

	September 30, 2021	December 31, 2020
Face value of outstanding convertible notes	$800,000	$450,000
Debt issuance costs, unamortized	(12,080)	(5,646)
Discount on debt	(230,316)	(88,036)
Debt, long-term	$557,604	$356,318

As of September 30, 2021, future principal repayments of the notes for each of the years through maturity were as follows (in thousands):

Year Ending December 31:
2021	$—
2022	—
2023	—
2024	—
2025	225,000
2026 and thereafter	575,000
$800,000

Interest Expense

Interest expense related to the 2025 Convertible Notes and 2028 Convertible Notes for the three and nine months ended September 30, 2021 and 2020, which includes the contractual interest coupon payable semi-annually in cash, the amortization of the issuance costs, accretion of debt discount and finance lease interest expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$2,063	$1,968	$6,084	$5,916
Amortization of debt issuance costs	541	350	1,348	1,048
Accretion of debt discount	8,318	4,776	20,707	14,139
Total convertible debt interest expense	10,922	7,094	28,139	21,103
Finance lease interest expense	323	91	984	962
Interest expense	$11,245	$7,185	$29,123	$22,065

9.                                      Shareholders’ Equity

Common Stock — As of September 30, 2021, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 118,355,458 shares of common stock issued and outstanding. In addition, as of September 30, 2021, the Company had reserved 14,517,626 shares of common stock for issuance upon the exercise of outstanding stock options and 1,069,120 shares of common stock for issuance upon the vesting of RSUs. The Company has also reserved 23,438,430 shares of common stock for issuance upon conversion of the 2025 Convertible Notes and 2028 Convertible Notes, in the aggregate, subject to adjustment in accordance with the applicable indentures. In connection with the Company’s Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions. The shares of the Company’s common stock reserved in connection with the Motus acquisition were partly issued as acquisition consideration at closing, and will also be issued upon the first, second and third anniversaries of the acquisition’s closing date and upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions.

Of the 9,406,112 shares reserved, subject to certain closing-related reductions, the Company issued 2,889,367 shares of the Company's common stock in connection with its Business Acquisition in the third quarter of 2021, following certain closing-related deductions. See Note 13 for additional information related to the Business Acquisition.

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

In the first quarter of 2021, the Company entered into a sales agreement with SVB Leerink LLC (SVB Leerink), to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an “at the market” equity offering program (the ATM program), under which SVB Leerink acts as sales agent. As of September 30, 2021, the Company had not sold or issued any shares under the ATM program.

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

Preferred Stock — As of September 30, 2021, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.

10.                                Stock-Based Compensation

The Company's current equity compensation plan, the Insmed Incorporated 2019 Incentive Plan (as amended, the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders on May 16, 2019. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. On May 16, 2019, upon the approval of the 2019 Incentive Plan by shareholders, 3,500,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the 2017 Incentive Plan, the 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. On May 12, 2020, at the Company's 2020 Annual Meeting of Shareholders, the Company's shareholders approved an amendment of the 2019 Incentive Plan providing for the issuance of an additional 4,500,000 shares under the plan. On May 12, 2021, at the Company's 2021 Annual Meeting of Shareholders, the Company's shareholders approved the second amendment to the 2019 Incentive Plan providing for the issuance of an additional 2,750,000 shares under the plan. As of September 30, 2021, 4,930,719 shares remained for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the nine months ended September 30, 2021, the Company granted inducement stock options covering 953,470 shares of the Company's common stock to new employees.

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

Stock Options - As of September 30, 2021, there was $93.3 million of unrecognized compensation expense related to unvested stock options.

From time to time, the Company has granted performance-conditioned options to certain of its employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the grantees fulfilling a service condition (continued employment). As of September 30, 2021, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria.

Restricted Stock Units — As of September 30, 2021, there was $22.7 million of unrecognized compensation expense related to unvested RSU awards.

The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options and RSUs during the three and nine months ended September 30, 2021 and 2020, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$4.8	$3.0	$12.9	$8.8
Selling, general and administrative	7.4	5.9	21.6	18.6
Total	$12.2	$8.9	$34.5	$27.4

11.                                 Income Taxes

The Company recorded a (benefit) provision for income taxes of $(2.6) million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $(1.7) million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively. The benefit for the three and nine months ended September 30, 2021 is primarily due to the partial reversal of a valuation allowance as a result of the Company's recent Business Acquisition (see note 13). The Company recorded a provision for income taxes for the three and nine months ended September 30, 2020 primarily as a result of certain of the Company's international subsidiaries, which had taxable income during the period. Additionally, the Company is impacted by certain state taxes which effectively impose income tax on modified gross revenues. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.

The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the Company's federal tax returns for the years ended 2017 and later, and is generally open for certain states for the years 2016 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of September 30, 2021 and December 31, 2020, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of September 30, 2021 and December 31, 2020 or the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2021 and 2020. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.

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

12.                               Commitments and Contingencies

Rent expense charged to operations was $1.2 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $3.5 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively.

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

13.                             Business Acquisition

On August 4, 2021, the Company acquired all of the equity interests of Motus and AlgaeneX, each a privately held, preclinical stage company. In connection with the closing of the Company’s acquisition of Motus, the Company issued an aggregate of 2,889,367 shares of the Company’s common stock, following certain closing-related reductions, to Motus’s former stockholders and option holders and certain individuals who are entitled to receive a portion of the acquisition consideration (collectively, Motus equityholders), subject to certain adjustments. The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date and up to 5,348,572 shares in the aggregate upon the achievement of certain development and regulatory milestone events, and to pay to the Motus equityholders an aggregate of $35 million upon the achievement of certain net sales-based milestones and a portion of the value of a priority review voucher (to the extent issued to the Company), in each case, subject to certain reductions.
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

The shares of the Company’s common stock issued to the Motus equityholders and the AlgaeneX equityholders were issued, and the shares issuable in the future will be issued, pursuant to Section 4(a)(2) of the Securities Act of 1933, and the numbers of such issued and issuable shares was calculated based on a per share value of $27.11, which is the weighted average price per share of the Company's common stock preceding the closing of the Business Acquisition for the 45 consecutive trading day period beginning on May 24, 2021. The Company will not receive any proceeds from the issuance of common stock to the Motus equityholders or the AlgaeneX equityholders.

The Company evaluated the Business Acquisition under ASC 805, Business Combinations and ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. The Company concluded that substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable asset or a group of similar identifiable assets. The transaction does not pass the screen test and thus management performed a full assessment to determine if the acquired entities met the definition of a business. For the full assessment, management considered whether it has acquired (a) inputs, (b) substantive processes, and (c) outputs. Under ASC 805, to be considered a business, a set of activities and assets is required to have only the first two of the three elements, which together are or will be used in the future to create outputs. Management determined that the acquired entities met the definition of a business since the Company acquired inputs and substantive processes capable of producing outputs.

Therefore, the transaction has been accounted for under the acquisition method of accounting. Under the acquisition method, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on the fair values as of the date of the acquisition.

The fair value of the consideration totaled approximately $165.5 million, summarized as follows (in thousands):

Fair Value of Consideration
Cash consideration	$10,500
Fair value of Insmed common stock issued	71,570
Estimated fair value of contingent consideration liabilities	69,706
Estimated fair value of deferred consideration	13,700
$165,476

The Company recorded the assets acquired and liabilities assumed as of the date of the acquisition based on the information available at that date. As the Company finalizes the fair values of the assets acquired and liabilities assumed, purchase price adjustments may be recorded during the measurement period and such adjustments could be material. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized. No adjustments have been made as of the acquisition date through the period ended September 30, 2021. The following table presents the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands).

Preliminary Purchase Price Allocation
Cash and cash equivalents	$3,580
Intangible assets - IPR&D	29,600
Fixed assets	228
Other assets	17
Liabilities assumed	(558)
Deferred tax liability	(3,501)
Fair value of net assets acquired	29,366
Goodwill	136,110
$165,476

The Company incurred approximately $0.6 million in acquisition-related expenses, which were included in selling, general and administrative expenses in the consolidated statements of comprehensive loss for the periods ended September 30, 2021. The results of Motus's and AlgaeneX's operations have been included in the consolidated statements of comprehensive loss beginning on the acquisition date.

The fair value of IPR&D was capitalized as of the acquisition date and accounted for as indefinite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined based on the anticipated period of regulatory exclusivity and will be amortized within operating expenses. Until that time, the IPR&D assets will be subject to impairment testing and will not be amortized. The goodwill recorded related to the acquisition is the excess of the fair value of the consideration transferred by the acquirer over the fair value of the net identifiable assets acquired and liabilities assumed at the date of acquisition. The goodwill recorded is not deductible for tax purposes.

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
•our inability to obtain full approval of ARIKAYCE from the US Food and Drug Administration (FDA), including the risk that we will not successfully or in a timely manner complete the study to validate a patient reported outcome (PRO) tool and the confirmatory post-marketing clinical trial required for full approval of ARIKAYCE;

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
•our inability to successfully integrate our recent acquisitions and appropriately manage the amount of management’s time and attention devoted to integration activities;
•risks that our acquired technologies, products and product candidates are not commercially successful;
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

OVERVIEW

     We are a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. Our first commercial product, ARIKAYCE, is approved in the US as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the EC approved ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. In March 2021, Japan's MHLW approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which we refer to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal.

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

• In October 2020, the EC approved ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. In the fourth quarter of 2020, we launched ARIKAYCE in Germany. In February 2021, we launched ARIKAYCE in the Netherlands. In September 2021, we launched ARIKAYCE in Wales.

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

• In addition to our launches in Germany, the Netherlands and Wales, we plan to launch in other European countries, subject to local reimbursement processes.

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

• We are advancing a clinical development program for brensocatib in CF. The CF Therapeutics Development Network has endorsed our study protocol for brensocatib in CF. The process for initiating study sites for the Phase 2 pharmacokinetics/pharmacodynamics multiple-dose study is underway and we are on track to share results in 2022.

• We plan to explore the potential of brensocatib in additional neutrophil-mediated diseases.

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

• In August 2021, we presented data from the Phase 1 healthy volunteer trial of TPIP in an oral session at the European Society of Cardiology Congress.

• We are advancing the development of TPIP with two studies in patients with PAH. The first is an open-label, proof-of-mechanism study to understand the impact of TPIP on pulmonary vascular resistance (PVR) over a 24-hour period. We anticipate having preliminary data from a small number of patients in this study by the end of 2021. The second will evaluate the effect of TPIP on PVR and 6-minute walk distance over a 16-week treatment period using an up-titration, once-daily dosing schedule. We plan to initiate study sites by the end of 2021.

• Beyond PAH, we continue to explore potential development pathways for TPIP in patients with other rare pulmonary disorders, including pulmonary hypertension associated with interstitial lung disease (PH-ILD). We plan to initiate a Phase 2 study in patients with PH-ILD using an up-titration, once-daily dosing schedule in early 2022.

Our earlier-stage pipeline includes preclinical compounds that we are evaluating in multiple rare diseases with unmet medical need. To complement our internal research and development, we actively evaluate in-licensing and acquisition opportunities for a broad range of rare diseases.
Our Strategy

Our strategy focuses on the needs of patients with rare diseases. We secured accelerated approval for ARIKAYCE from the FDA for the treatment of refractory MAC lung disease in patients with limited or no alternative treatment options, and currently are primarily focused on the successful commercialization of ARIKAYCE. In Europe, we secured EC approval of ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis. We also recently secured Japan's MHLW approval of ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with MAC. Our product candidates are brensocatib, our Phase 3 product candidate which we are developing for patients with bronchiectasis and potentially other neutrophil-mediated diseases, and TPIP, our product candidate that may offer a differentiated product profile for patients with PAH and other rare pulmonary disorders. We are also advancing earlier-stage programs in other rare disorders.

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
•Maintain or obtain determinations of coverage and reimbursement in the US, Europe and Japan for ARIKAYCE from governmental and other third-party payors;
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

Regulatory Pathway Outside of the US

In October 2020, the EC granted marketing authorization for ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. We have launched ARIKAYCE in Germany, the Netherlands and Wales, and plan to launch in other European Union (EU) countries and the UK, subject to local reimbursement processes.

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

In October 2021, the European Medicines Agency’s Paediatric Committee approved the brensocatib Pediatric Investigational Plan for the treatment of patients with NCFBE. Subsequently, the ASPEN trial will now include 40 adolescent patients between ages 12 to 17, which will fulfill the pediatric study requirements to support marketing applications in this patient population in the US, Europe, and Japan.

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

We are advancing a clinical development program for brensocatib in CF. The CF Therapeutics Development Network has endorsed our study protocol for brensocatib in CF. The process for initiating study sites for the Phase 2 pharmacokinetics/pharmacodynamics multiple-dose study is underway and we are on track to share results in 2022.
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

Overall pharmacokinetic results demonstrated that treprostinil exposure (AUC and Cmax) was dose-proportional, with low to moderate inter-subject variability. Treprostinil was detected in the plasma at 24 hours at all doses and throughout the 48-hour sampling period for the two highest doses. Compared with currently available inhaled treprostinil therapy, TPIP showed substantially lower Cmax and longer half-life. Data from this study were presented in an oral session at the European Society of Cardiology Congress in August 2021.

We are advancing the development of TPIP with two studies in patients with PAH. The first is an open-label, proof-of-mechanism study to understand the impact of TPIP on PVR over a 24-hour period. We anticipate having preliminary data from a small number of patients in this study by the end of 2021. The second will aim to investigate the effect of TPIP on PVR and 6-minute walk distance over a 16-week treatment period using an up-titration, once-daily dosing schedule. We plan to initiate study sites by the end of 2021. Beyond PAH, we continue to explore potential development pathways for TPIP in patients with other rare pulmonary disorders, including PH-ILD. We plan to initiate a Phase 2 study in patients with PH-ILD using an up-titration, once-daily dosing schedule in early 2022.

Corporate Development

We plan to continue to develop, acquire, in license or co-promote other products, product candidates and technologies, including those that address rare diseases. We are focused broadly on rare disease therapeutics and prioritizing those areas that best align with our core competencies.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Product Revenues, Net

Product revenues, net, consist primarily of net sales of ARIKAYCE in the US. In October 2018, we began shipping ARIKAYCE to our customers in the US, which include specialty pharmacies and specialty distributors. In December 2020 and February 2021, we began commercial sales of ARIKAYCE in Germany and the Netherlands, respectively. In July 2021, the Company began recognizing product revenue from commercial sales of ARIKAYCE in Japan. In September 2021, the Company began commercial sales of ARIKAYCE in Wales. We recognize revenue for product received by our customers net of allowances for customer credits, including prompt pay discounts, service fees, estimated rebates, including government rebates, such as Medicaid rebates and Medicare Part D coverage gap reimbursements in the US, chargebacks and returns.

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

Change in Fair Value of Deferred and Contingent Consideration Liabilities

In connection with our Business Acquisition in the third quarter of 2021, we recorded deferred and contingent consideration liabilities related to potential future milestone payments. Adjustments to the fair value are due to changes in: the probability of achieving milestones; our stock price; or certain other estimated assumptions. The change in fair value of deferred and contingent consideration liabilities is calculated quarterly with gains and losses recorded in the consolidated statements of comprehensive loss.

Investment Income and Interest Expense

Investment income consists of interest and dividend income earned on our cash and cash equivalents. Interest expense consists primarily of the accretion of debt discount, contractual interest costs and the amortization of debt issuance costs related to our debt. Debt discount is accreted, and debt issuance costs are amortized, to interest expense using the effective interest rate method over the term of the debt. Our balance sheet reflects debt, net of the debt discount, debt issuance costs paid to the lender, and other third-party costs. Unamortized debt issuance costs associated with extinguished debt are expensed in the period of the extinguishment.

RESULTS OF OPERATIONS

COVID-19 Update

We are committed to the safety and well-being of our workforce and have taken the following protective measures:

•In March 2020, we implemented a number of corporate initiatives in response to the novel coronavirus global pandemic which manifests as COVID-19. These initiatives included a remote working policy for all employees in order to aid the global containment effort and allow infectious disease specialists and pulmonologists to focus exclusively on treating patients and containing the virus. The policy included all of the field-based therapeutic specialists and employees who support ARIKAYCE prescribers.
•Since June 2020, certain of our field-based employees who support ARIKAYCE prescribers were permitted to return to the field on a voluntary basis. To date, access to prescribers has been limited with significant regional variability. Our Arikares® trainers are continuing to offer remote training for patients who initiate treatment with ARIKAYCE. As COVID-19 infections in the US subsided and vaccination rates increased, we observed a resumption of activities, including field-based employees returning to the field, reopening of physician offices and patients returning to in-office visits. However, as new variants of COVID-19 emerge, some of these activities have recently been paused in certain regions.
•Since reopening our physical offices in the third quarter of 2020, we have put in place protocols in each location in adherence to local and state laws and with the health and safety of our employees in mind. As of October 2021, we required all employees and visitors entering our corporate headquarters to be fully vaccinated.
•Effective mid-December 2021, with the health and safety of our employees and ARIKAYCE physicians, caregivers, and patients in mind, we are requiring that all U.S. employees be fully vaccinated against COVID-19.

Though we continue to see use of ARIKAYCE, including new patient adds and continued prescription renewals, there remains a general uncertainty regarding the impact of COVID-19 on all aspects of our business, including how it will impact our patients, physicians, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect our financial results and business operations through the quarter ended September 30, 2021, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to these and other numerous uncertainties. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.

Comparison of the Three Months Ended September 30, 2021 and 2020

Overview - Operating Results
Our operating results for the three months ended September 30, 2021, included the following:
•Product revenues, net, increased $3.1 million as compared to the same period in the prior year as a result of the increase in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) of $10.2 million decreased slightly as compared to the same period in the prior year;
•Increased R&D expenses of $28.9 million as compared to the same period in the prior year primarily resulting from increases in clinical development and research costs for our ongoing clinical trials;
•Increased SG&A expenses of $13.7 million as compared to the same period in the prior year resulting from increases related to our global commercial activities;
•Amortization of intangible assets of $1.3 million was consistent with the same period in the prior year;
•Change in fair value of deferred and contingent consideration liabilities was $8.3 million as a result of our Business Acquisition in the third quarter of 2021; and
•Increased interest expense of $4.1 million as compared to the same period in the prior year related to the accretion of debt discount for our debt.

Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes the sources of revenue for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2021	2020	$	%
Product revenues, net	$46,757	$43,643	$3,114	7.1%

Product revenues, net, increased to $46.8 million, an increase of 7.1%, from $43.6 million in the same period in 2020 as a result of the increase in ARIKAYCE sales.

Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the three months ended September 30, 2021 and 2020 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2021	2020	$	%
Cost of product revenues (excluding amortization of intangible assets)	$10,183	$10,622	$(439)	(4.1)%
Cost of product revenues, as % of revenues	21.8%	24.3%

Cost of product revenues (excluding amortization of intangible assets) decreased slightly to $10.2 million for the three months ended September 30, 2021 as compared to $10.6 million in the same period in 2020.
R&D Expenses

R&D expenses for the three months ended September 30, 2021 and 2020 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2021	2020	$	%
External Expenses
Clinical development and research	$28,807	$13,613	$15,194	111.6%
Manufacturing	5,713	1,829	3,884	212.4%
Regulatory, quality assurance, and medical affairs	5,484	4,079	1,405	34.4%
Subtotal—external expenses	$40,004	$19,521	$20,483	104.9%
Internal Expenses
Compensation and benefit related expenses	$21,102	$15,769	$5,333	33.8%
Stock-based compensation	4,766	2,958	1,808	61.1%
Other internal operating expenses	4,475	3,163	1,312	41.5%
Subtotal—internal expenses	$30,343	$21,890	$8,453	38.6%
Total	$70,347	$41,411	$28,936	69.9%

R&D expenses increased to $70.3 million during the three months ended September 30, 2021 from $41.4 million in the same period in 2020. The $28.9 million increase was primarily due to a $15.2 million increase in clinical development and research costs related to the ongoing ARIKAYCE frontline clinical trial program and the Phase 3 ASPEN trial of brensocatib. The increase was also due to a $7.1 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in headcount, as well as a $3.9 million increase in manufacturing expenses to support ongoing clinical trials.

External R&D expenses by product for the three months ended September 30, 2021 and 2020 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2021	2020	$	%
ARIKAYCE external R&D expenses	$16,477	$12,375	$4,102	33.1%
Brensocatib external R&D expenses	17,178	6,230	10,948	175.7%
Other external R&D expenses	6,349	916	5,433	593.1%
Total	$40,004	$19,521	$20,483	104.9%

We expect R&D expenses to continue to increase in 2021 relative to 2020 primarily due to our clinical trial activities and related spend including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trial of ARIKAYCE in a front-line treatment setting for patients with MAC lung disease, and our TPIP clinical trials.

SG&A Expenses

SG&A expenses for the three months ended September 30, 2021 and 2020 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2021	2020	$	%
Compensation and benefit related expenses	$19,827	$15,980	$3,847	24.1%
Stock-based compensation	7,467	5,950	1,517	25.5%
Professional fees and other external expenses	29,061	18,920	10,141	53.6%
Facility related and other internal expenses	3,925	5,735	(1,810)	(31.6)%
Total SG&A expenses	$60,280	$46,585	$13,695	29.4%

SG&A expenses increased to $60.3 million during the three months ended September 30, 2021 from $46.6 million in the same period in 2020. The $13.7 million increase was primarily due to a $10.1 million increase in professional fees and other external expenses primarily resulting from our commercial launch efforts in Europe and Japan and from resuming certain commercial activities in the US, as well as a $5.4 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in global headcount.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended September 30, 2021 and 2020 was $1.3 million and $1.2 million, respectively. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.

Change in Fair Value of Deferred and Contingent Consideration Liabilities

The change in fair value of deferred and contingent consideration liabilities for the three months ended September 30, 2021 was $8.3 million. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the acquired businesses. Adjustments to the fair value are due to changes in: the probability of achieving milestones; our stock price; or certain other estimated assumptions.

Interest Expense

Interest expense increased to $11.2 million for the three months ended September 30, 2021 as compared to $7.2 million in the same period in 2020 due to the accretion of debt discount for our debt.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Overview - Operating Results
Our operating results for the nine months ended September 30, 2021, included the following:

•Product revenues, net, increased $9.3 million as compared to the same period in the prior year as a result of the increase in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $1.9 million as compared to the same period in the prior year as a result of the increase in sales of ARIKAYCE;
•Increased R&D expenses of $83.0 million as compared to the same period in the prior year primarily resulting from increases in clinical development and research costs for our ongoing clinical trials;
•Increased SG&A expenses of $21.4 million as compared to the same period in the prior year resulting from increases in compensation and benefit related expenses, as well as increases related to our commercial launch efforts in Europe and Japan;
•Amortization of intangible assets of $3.8 million was consistent with the same period in the prior year;
•Change in fair value of contingent consideration liabilities was $8.3 million as a result of our Business Acquisition in the third quarter of 2021; and
•Increased interest expense of $7.1 million as compared to the same period in the prior year related to the accretion of debt discount for our debt.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes the sources of revenue for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2021	2020	$	%
Product revenues, net	$132,337	$122,998	$9,339	7.6%

Product revenues, net, increased to $132.3 million, an increase of 7.6%, from $123.0 million in the same period in 2020 as a result of the increase in ARIKAYCE sales.

Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the nine months ended September 30, 2021 and 2020 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2021	2020	$	%
Cost of product revenues (excluding amortization of intangible assets)	$30,864	$29,010	$1,854	6.4%
Cost of product revenues, as % of revenues	23.3%	23.6%
Cost of product revenues (excluding amortization of intangible assets) increased to $30.9 million for the nine months ended September 30, 2021 as compared to $29.0 million in the same period in 2020. The increase in cost of product revenues (excluding amortization of intangible assets) in the nine months ended September 30, 2021 was directly attributable to the increase in total revenues discussed above.
R&D Expenses

R&D expenses for the nine months ended September 30, 2021 and 2020 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2021	2020	$	%
External Expenses
Clinical development and research	$75,736	$27,190	$48,546	178.5%
Manufacturing	22,524	9,468	13,056	137.9%
Regulatory, quality assurance, and medical affairs	12,689	11,526	1,163	10.1%
Subtotal—external expenses	$110,949	$48,184	$62,765	130.3%
Internal Expenses
Compensation and benefit related expenses	$59,513	$45,412	$14,101	31.1%
Stock-based compensation	12,884	8,779	4,105	46.8%
Other internal operating expenses	13,046	10,968	2,078	18.9%
Subtotal—internal expenses	$85,443	$65,159	$20,284	31.1%
Total	$196,392	$113,343	$83,049	73.3%

R&D expenses increased to $196.4 million during the nine months ended September 30, 2021 from $113.3 million in the same period in 2020. The $83.0 million increase was primarily due to a $48.5 million increase in clinical development and research costs related to the initiation of the ARIKAYCE frontline clinical trial program and the Phase 3 ASPEN trial of brensocatib. The increase was also due to a $18.2 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in headcount, as well as a $13.1 million increase in manufacturing expenses to support ongoing clinical trials.

External R&D expenses by product for the nine months ended September 30, 2021 and 2020 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2021	2020	$	%
ARIKAYCE external R&D expenses	$44,627	$29,732	$14,895	50.1%
Brensocatib external R&D expenses	42,978	14,643	28,335	193.5%
Other external R&D expenses	23,344	3,809	19,535	512.9%
Total	$110,949	$48,184	$62,765	130.3%

We expect R&D expenses to continue to increase in 2021 relative to 2020 primarily due to our clinical trial activities and related spend including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trial of ARIKAYCE in a front-line treatment setting for patients with MAC lung disease, and our TPIP clinical trials.

     SG&A Expenses

SG&A expenses for the nine months ended September 30, 2021 and 2020 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2021	2020	$	%
Compensation and benefit related expenses	$62,919	$51,278	$11,641	22.7%
Stock-based compensation	21,619	18,599	3,020	16.2%
Professional fees and other external expenses	68,259	60,331	7,928	13.1%
Facility related and other internal expenses	16,210	17,386	(1,176)	(6.8)%
Total SG&A expenses	$169,007	$147,594	$21,413	14.5%

SG&A expenses increased to $169.0 million during the nine months ended September 30, 2021 from $147.6 million in the same period in 2020. The $21.4 million increase was primarily due to a $14.7 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in global headcount, as well as an increase of $7.9 million in professional fees and other external expenses primarily resulting from our commercial launch efforts in Europe and Japan and from resuming certain commercial activities in the US.
Amortization of Intangible Assets
Amortization of intangible assets for the nine months ended September 30, 2021 and 2020 was $3.8 million and $3.7 million, respectively. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.

Change in Fair Value of Deferred and Contingent Consideration Liabilities

The change in fair value of deferred and contingent consideration liabilities for the nine months ended September 30, 2021 was $8.3 million. Adjustments to the fair value are due to changes in: the probability of achieving milestones; our stock price; or certain other estimated assumptions.

Interest Expense

Interest expense was $29.1 million for the nine months ended September 30, 2021 as compared to $22.1 million in the same period in 2020 due to the accretion of debt discount for our debt.

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

In May 2021, we completed an underwritten public offering of $575.0 million aggregate principal amount of the 2028 Convertible Notes, including the exercise in full of the underwriters' option to purchase additional 2028 Convertible Notes. Our net proceeds from the offering, after deducting underwriting discounts and offering expenses of $15.7 million, were $559.3 million. A portion of the net proceeds from the 2028 Convertible Notes was used to repurchase $225.0 million of the Company's outstanding 2025 Convertible Notes. The Company recorded a loss on early extinguishment of debt of $17.7 million, primarily related to the premium paid on extinguishment of a portion of the 2025 Convertible Notes.

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

In the first quarter of 2021, we entered into a sales agreement with SVB Leerink to sell shares of our common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an ATM program, under which SVB Leerink acts as sales agent. As of September 30, 2021, we had not sold or issued any shares under the ATM program.

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

We may need to raise additional capital to fund our operations, including continued commercialization of ARIKAYCE and future clinical trials related to ARIKAYCE, to design and conduct ongoing and future clinical trials for brensocatib and TPIP, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. We expect to opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. We expect such additional funding, if any, would be used to continue to commercialize ARIKAYCE, to conduct further trials of ARIKAYCE, to develop brensocatib, TPIP and our other product candidates, or to pursue the license or purchase of other technologies or products and product candidates. During 2021, we plan to continue to support the commercialization of ARIKAYCE in the US, Europe and Japan, to continue to fund further clinical development of ARIKAYCE, brensocatib and TPIP, and to fund our global expansion efforts. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be expenses related to our commercialization efforts and our ARISE and ENCORE clinical trials for ARIKAYCE, expenses related to the ASPEN trial and other development activities for brensocatib, and to a lesser extent, expenses related to the clinical development of TPIP.

Cash Flows

As of September 30, 2021, we had cash and cash equivalents of $846.6 million, as compared with $532.8 million as of December 31, 2020. The $313.8 million increase was primarily due to our May 2021 underwritten public offerings of debt and equity, partially offset by the repurchase of a portion of our 2025 Convertible Notes and cash used in operating activities. Our working capital was $846.5 million as of September 30, 2021 as compared with $504.1 million as of December 31, 2020.

Net cash used in operating activities was $279.2 million and $152.6 million for the nine months ended September 30, 2021 and 2020, respectively. The net cash used in operating activities during the nine months ended September 30, 2021 and 2020 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The increase in cash used in operating activities for the nine months ended September 30, 2021 compared to the corresponding period in 2020 was primarily due to the increase in R&D expenses to support our ongoing clinical trials. The increase was also due to the net change in working capital, driven primarily by increases in other assets from deposits to our CRO for our recently initiated clinical trials and the $12.5 million milestone payment to AstraZeneca related to the first dosing in our Phase 3 ASPEN trial.

Net cash used in investing activities was $13.1 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively, for purchases of fixed assets and in 2021, the Business Acquisition.

Net cash provided by financing activities was $606.8 million and $259.0 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by financing activities for the nine months ended September 30, 2021 and 2020 was primarily due to net cash proceeds from the issuance and extinguishment of debt during the nine months ended September 30, 2021 and the net proceeds from the issuance of common stock during the nine months ended September 30, 2021 and 2020.

Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations during the nine months ended September 30, 2021 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government.

As of September 30, 2021, we had $800.0 million of convertible notes outstanding. Our 2025 Convertible Notes and our 2028 Convertible Notes bear interest at a coupon rate of 1.75% and 0.75%, respectively. If a 10% change in interest rates had occurred on September 30, 2021, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.

The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the nine months ended September 30, 2021 and 2020, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the August 4, 2021 closing of the Company’s acquisition of Motus, following certain closing-related reductions, the Company issued an aggregate of 2,889,367 shares of the Company’s common stock to Motus’s former stockholders and option holders and certain individuals who are entitled to receive a portion of the acquisition consideration (collectively, Motus equityholders). The shares of the Company’s common stock issued to the Motus equityholders were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, and the number of such issuable shares was calculated based on a per share value of $27.11. The Company did not receive any proceeds from the issuance of common stock to the Motus equityholders.

ITEM 5.    OTHER INFORMATION

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements

On October 24, 2021, John Soriano notified the Company of his resignation from his position as the Company’s Chief Compliance Officer, effective October 28, 2021. Mr. Soriano’s resignation is at his initiative and relates to his disagreement with the Company’s decision to implement a COVID-19 vaccine requirement for its US employees. There is no other disagreement related to compliance, quality or otherwise between Mr. Soriano and the Company or its board of directors.

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

4.2	Form of 0.75% Convertible Senior Note due 2028 (included in Exhibit 4.1).

10.1	Form of Award Agreement for Non-Qualified Stock Options issued to non-US employees pursuant to the Insmed Incorporated 2019 Incentive Plan (filed herewith).

10.2	Form of Award Agreement for Restricted Stock Units pursuant to the Insmed Incorporated 2019 Incentive Plan (filed herewith).

10.3	Amendment to Form of Award Agreement for Restricted Stock Units pursuant to the Insmed Incorporated 2019 Incentive Plan (filed herewith).

10.4	Form of Award Agreement for Performance-Based Restricted Stock Units pursuant to the Insmed Incorporated 2019 Incentive Plan (filed herewith).

10.5	Form of Award Agreement for Performance-Based Restricted Stock Units to non-US employees pursuant to the Insmed Incorporated 2019 Incentive Plan (filed herewith).

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL and contained in Exhibit 101.

* Certain portions of this exhibit have been redacted.
** Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: October 28, 2021	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)