Form 10-K
period 2021-12-31
INSMED Inc
filed 2022-02-17
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act). Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021, was $3.2 billion (based on the closing price for shares of the registrant's common stock as reported on the Nasdaq Global Select Market on that date). In determining this figure, the registrant has assumed solely for this purpose that all of its directors, executive officers, persons beneficially owning 10% or more of the registrant's outstanding common stock and certain other stockholders of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.
On February 14, 2022, there were 118,904,589 shares of the registrant's common stock, $0.01 par value, outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than May 2, 2022 and to be delivered to shareholders in connection with the 2022 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

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
     Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
•failure to successfully commercialize ARIKAYCE, our only approved product, in the United States (US), Europe or Japan (amikacin liposome inhalation suspension, Liposomal 590 mg Nebuliser Dispersion, and amikacin sulfate inhalation drug product, respectively), or to maintain US, European or Japanese approval for ARIKAYCE;
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
•inaccuracies in our estimates of the size of the potential markets for ARIKAYCE, brensocatib, TPIP or our other product candidates or in data we have used to identify physicians, expected rates of patient uptake, duration of expected treatment, or expected patient adherence or discontinuation rates;
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
•risk that our competitors may obtain orphan drug exclusivity for a product that is essentially the same as a product we are developing for a particular indication;
•failure to successfully predict the time and cost of development, regulatory approval and commercialization for novel gene therapy products;
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
•failure to obtain, or delays in obtaining, regulatory approvals for ARIKAYCE outside the US, Europe or Japan, or for our product candidates in the US, Europe, Japan or other markets, including separate regulatory approval for Lamira in each market and for each usage;
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
•risk that we are unable to maintain our significant customers;
•risk that government healthcare reform materially increases our costs and damages our financial condition;
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
•risk that our operations are subject to a material disruption in the event of a cybersecurity attack or issue;
•business disruptions or expenses related to the upgrade to our enterprise resource planning (ERP) system;
•our limited experience operating internationally;
•changes in laws and regulations applicable to our business, including any pricing reform, and failure to comply with such laws and regulations;
•our history of operating losses, and the possibility that we never achieve or maintain profitability;
•goodwill impairment charges affecting our results of operations and financial condition;
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
Our clinical-stage pipeline includes brensocatib and TPIP. Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), which we are developing for the treatment of patients with bronchiectasis, CF and other neutrophil-mediated diseases, including chronic rhinosinusitis without nasal polyps (CRS) and hidradenitis suppurativa (HS). TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD). A summary of our commercial and pipeline products is shown below:

PRECLINICAL
PHASE 1
PHASE 2
PHASE 3
APPROVED
ARIKAYCE®*
Refractory MAC Lung Disease
Front Line Label Expansion
Brensocatib
Bronchiectasis
CF
CRS
HS
TPIP
PAH
PH-ILD
Translational Medicine
Multiple indications

* In the U.S., as a condition of accelerated approval, Insmed is conducting an additional clinical study to support full approval. Full approval has been granted by the European Commission and Japan's Ministry of Health, Labour and Welfare.

The table below summarizes the current status and anticipated milestones for ARIKAYCE and our product candidates brensocatib and TPIP.

Principal Product/Product Candidate	Status	Next Expected Milestones
ARIKAYCE for MAC lung disease
• We continue to focus on the commercialization of ARIKAYCE. We commenced commercial shipments of ARIKAYCE in the US in October 2018, in Europe in November 2020, and in Japan in July 2021.

• In December 2020, we commenced the post-marketing confirmatory frontline clinical trial program for ARIKAYCE in patients with MAC lung disease, consisting of the ARISE trial and the ENCORE trial. We are currently enrolling patients for these trials and are running these global studies in parallel.

• In addition to our launches in Germany, the Netherlands, Scotland and Wales, we plan to launch in other European countries, with a near-term focus on England, France and Italy, subject to local reimbursement processes.

• We will continue to advance the post-marketing confirmatory, frontline clinical trial program for ARIKAYCE. In ARISE, we anticipate completing enrollment in 2022 and having top-line data in the first half of 2023. In ENCORE, we anticipate completing enrollment by the end of 2023.

Brensocatib (oral reversible inhibitor of DPP1) for bronchiectasis and other neutrophil-mediated diseases
• In June 2020, we announced full results from our global, randomized, double-blind placebo-controlled Phase 2 WILLOW study, which were published online in the New England Journal of Medicine in September 2020.

• In December 2020, we commenced a Phase 3 trial (the ASPEN trial) through which we will seek to confirm the positive results seen in the WILLOW study. We are currently enrolling patients globally for this trial.

• We will continue to advance the ASPEN trial and anticipate completing enrollment in early 2023.

• We are advancing a clinical development program for brensocatib in CF. The Phase 2 pharmacokinetics/pharmacodynamics multiple-dose study is underway, and we anticipate sharing results by early 2023.

• We plan to explore the potential of brensocatib in additional neutrophil-mediated diseases, including CRS and HS.

TPIP (dry powder inhalation formulation of a treprostinil prodrug) for PAH and PH-ILD
• In February 2021, we announced topline results from the Phase 1 study of TPIP in healthy volunteers. Data from the study supports continued development into Phase 2 with once-daily dosing.

• We are advancing the development of TPIP in both PAH and PH-ILD.

• We currently have three parallel Phase 2 studies ongoing: a Phase 2a study of the hemodynamic impact of TPIP in PAH patients over a 24-hour period; a Phase 2b study in PAH patients over a 16-week treatment period to evaluate the effect of TPIP on pulmonary vascular resistance (PVR) and six-minute walk distance; and a Phase 2 study in patients with PH-ILD over a 16-week treatment period to assess safety and tolerability.
• We will continue to advance our Phase 2 development work in both PAH and PH-ILD. • We anticipate having preliminary data from a small number of patients in the Phase 2a study in 2022.
Our earlier-stage pipeline includes preclinical compounds that we are evaluating in multiple rare diseases with unmet medical need. To complement our internal research and development, we actively evaluate in-licensing and acquisition opportunities for a broad range of rare diseases.

Our Strategy
Our strategy focuses on the needs of patients with rare diseases. We secured accelerated approval for ARIKAYCE from the FDA for the treatment of refractory MAC lung disease in patients with limited or no alternative treatment options, and currently are focused on the successful commercialization of ARIKAYCE. In Europe, we secured EC approval of ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. We also recently secured Japan's MHLW approval of ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with MAC. Our product candidates are brensocatib, our Phase 3 product candidate which we are developing for patients with bronchiectasis, CF and other neutrophil-mediated diseases, and TPIP, our product candidate that may offer a differentiated product profile for patients with PAH and PH-ILD. We are also advancing earlier-stage programs in other rare disorders.
Our current priorities are as follows:
•Continue our efforts to ensure the successful commercialization and expansion of ARIKAYCE globally;
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
•Advance the Phase 2 TPIP development programs;
•Generate preclinical findings from our earlier-stage programs and advance translational medicine; and
•Expand our pipeline through corporate development.
ARIKAYCE for Patients with MAC Lung Disease
     ARIKAYCE is our first approved product. ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of refractory MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options. In October 2020, ARIKAYCE received approval in Europe for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. In March 2021, ARIKAYCE received approval in Japan for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. MAC lung disease is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. Amikacin solution for parenteral administration is an established drug that has activity against a variety of NTM; however, its use is limited by the need to administer it intravenously and by toxicity to hearing, balance, and kidney function. Unlike amikacin solution for intravenous administration, our proprietary Pulmovance™ technology uses charge-neutral liposomes to deliver amikacin directly to the lungs where liposomal amikacin is taken up by the lung macrophages where the MAC infection resides. This technology also prolongs the release of amikacin in the lungs, while minimizing systemic exposure, thereby offering the potential for decreased systemic toxicities. ARIKAYCE's ability to deliver high levels of amikacin directly to the lung and sites of MAC infection via the use of our Pulmovance technology distinguishes it from intravenous amikacin. ARIKAYCE is administered once-daily using Lamira, an inhalation device developed and manufactured by PARI. Lamira is a portable nebulizer that enables aerosolization of liquid medications via a vibrating, perforated membrane, and was designed specifically for ARIKAYCE delivery.
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
As a condition of accelerated approval, we must conduct a post-marketing confirmatory clinical trial. In December 2020, we commenced the post-marketing confirmatory frontline clinical trial program for ARIKAYCE in patients with MAC lung disease. The frontline clinical trial program consists of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed MAC lung disease using the PRO tool validated in the ARISE trial. We are running these global studies in parallel and approximately 200 sites are expected to be initiated for these clinical trials. The frontline clinical program is intended to fulfill the FDA’s post-marketing requirement to allow for full approval of ARIKAYCE by the FDA, and verification and description of clinical benefit in the ENCORE trial will be necessary for full approval of ARIKAYCE.
Regulatory Pathway Outside of the US
In October 2020, the EC granted marketing authorization for ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. We have launched ARIKAYCE in Germany, the Netherlands, Wales and Scotland, and plan to launch in other European Union (EU) countries and the United Kingdom (UK), subject to local reimbursement processes.
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

Further Research and Lifecycle Management
We are currently exploring and supporting research and lifecycle management programs for ARIKAYCE beyond treatment of refractory MAC lung disease as part of a combination antibacterial regimen for adult patients who have limited or no treatment options. As noted above, we will continue to advance the post-marketing confirmatory, frontline clinical trial program for ARIKAYCE, through the ARISE and ENCORE trials, which are intended to fulfill the FDA's post-marketing requirement to allow for the full approval of ARIKAYCE in the US. These studies will support the use of ARIKAYCE as a frontline treatment for patients with MAC lung disease.
The ARISE trial is a randomized, double-blind, placebo-controlled Phase 3b study in adult patients with newly diagnosed MAC lung disease that aims to generate evidence demonstrating the domain specification, reliability, validity, and responsiveness of PRO-based scores, including a respiratory symptom score. Patients will be randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for six months. Patients will then discontinue all study treatments and remain in the trial for one month for the continued assessment of PRO endpoints. The study is currently enrolling patients, and is expected to enroll approximately 100 patients. We anticipate completing enrollment by the end of 2022 and having top-line data in the first half of 2023.
The ENCORE trial is a randomized, double-blind, placebo-controlled Phase 3b study to evaluate the efficacy and safety of an ARIKAYCE-based regimen in patients with newly diagnosed MAC lung disease. Patients will be randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for 12 months. Patients will then discontinue all study treatments and remain in the trial for three months for the assessment of durability of culture conversion. The primary endpoint is change from baseline to Month 13 in respiratory symptom score. The key secondary endpoint is the proportion of subjects achieving durable culture conversion at Month 15. The study is currently enrolling patients, and is expected to enroll approximately 250 patients. We anticipate completing enrollment by the end of 2023.
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
 Market Opportunity for ARIKAYCE in MAC Lung Disease
NTM lung disease is associated with increased rates of morbidity and mortality, and MAC is the predominant pathogenic species in NTM lung disease in the US, Europe and Japan. The prevalence of NTM lung disease has increased over the past two decades, and we believe it is an emerging public health concern worldwide. Based on an analysis conducted in 2017, using information from external sources, including market research funded by us and third parties, and internal analyses and calculations, we estimated the potential patient populations in the US, the European 5 (comprised of France, Germany, Italy, Spain and the UK) and Japan in 2019 were as follows:

Potential Market	Estimated Number of Patients with Diagnosed NTM Lung Disease	Estimated Number of Patients Treated for MAC Lung Disease	Estimated Number of MAC lung disease Patients Refractory to Treatment
United States	95,000-115,000	48,000-55,000	12,000-17,000
European 5	14,000	4,400	1,400
Japan	125,000-145,000	60,000-70,000	15,000-18,000
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
Bronchiectasis is a severe, chronic pulmonary disorder in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage. The condition is marked by frequent pulmonary exacerbations requiring antibiotic therapy and/or hospitalizations. Symptoms include chronic cough, excessive sputum production, shortness of breath, and repeated respiratory infections, which can worsen the underlying condition. Bronchiectasis affects approximately 340,000 to 520,000 patients in the US, and reports suggest that bronchiectasis may affect approximately 350,000 to 500,000 patients in the European 5 and one million to five million patients in the Asia-Pacific region. Today, there are no approved therapies in the US, Europe, or Japan for the treatment of patients with bronchiectasis.
Based on the positive results of the WILLOW study discussed below, in December 2020 we commenced our Phase 3 trial, ASPEN, which will investigate brensocatib in bronchiectasis. ASPEN is a global, randomized, double-blind, placebo-controlled Phase 3 study to assess the efficacy, safety, and tolerability of brensocatib in patients with bronchiectasis. Patients with bronchiectasis due to CF may not be enrolled in the study. Patients will be randomized to receive brensocatib 10 mg, brensocatib 25 mg, or placebo once daily for 52 weeks. The primary endpoint is the rate of pulmonary exacerbations over the 52-week treatment period. Secondary endpoints include time to first pulmonary exacerbation, percentage of subjects who remain pulmonary exacerbation-free, change from baseline in post-bronchodilator FEV1, rate of severe pulmonary exacerbations, change from baseline in the Bronchiectasis (QOL-B) Respiratory Symptoms Domain Score, and incidence and severity of treatment-emergent adverse events (AEs). This study is currently enrolling patients, and is expected to enroll approximately 1,620 patients (540 in each arm) at approximately 460 sites in 40 countries.
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
In June 2020, the FDA granted breakthrough therapy designation for brensocatib for the treatment of adult patients with non-cystic fibrosis bronchiectasis (NCFBE) for reducing exacerbations. The FDA's breakthrough therapy designation is designed to expedite the development and review of therapies that are intended to treat serious or life-threatening diseases and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy. The benefits of breakthrough therapy designation include more frequent communication and meetings with FDA, eligibility for rolling and priority review, intensive guidance on an efficient drug development program, and organizational commitment from the FDA involving senior managers. In November 2020, brensocatib was granted access to the PRIME scheme from the European Medicines Agency (EMA) for patients with NCFBE.
In October 2021, the EMA’s Paediatric Committee approved the brensocatib Pediatric Investigational Plan for the treatment of patients with NCFBE. Subsequently, the ASPEN trial will now include 40 adolescent patients between ages 12 to 17, which will fulfill the pediatric study requirements to support marketing applications in this patient population in the US, Europe and Japan.
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
We are currently advancing a clinical development program for brensocatib in CF. The CF Therapeutics Development Network (CFTDN) has sanctioned our study protocol for brensocatib in CF. The CFTDN is an organization composed of specialists in CF clinical research and is the largest CF clinical trials network globally. Feedback from the CFTDN does not have any bearing on FDA regulatory approval. The Phase 2 pharmacokinetics/pharmacodynamics multiple-dose study is underway, and we are on track to share results from the study by early 2023. We also plan to explore the potential of brensocatib in additional neutrophil-mediated diseases, including CRS and HS.
Treprostinil Palmitil Inhalation Powder
TPIP is an investigational inhaled formulation of a treprostinil prodrug that has the potential to address certain of the current limitations of existing prostanoid therapies. We believe that TPIP prolongs duration of effect and may provide patients with greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day. Reducing dose frequency has the potential to ease patient burden and improve compliance. Additionally, we believe that TPIP may be associated with fewer side effects, including severity and/or frequency of cough, headache, throat irritation, nausea, flushing and dizziness that are associated with high initial drug levels and local upper airway exposure when using current inhaled prostanoid therapies. We believe TPIP may offer a differentiated product profile for PAH and PH-ILD.
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
We are advancing the development of TPIP with two studies in patients with PAH. The first is an open-label, proof-of-mechanism study to understand the impact of TPIP on PVR over a 24-hour period. We anticipate having preliminary data from a small number of patients in this study in 2022. The second will aim to investigate the effect of TPIP on PVR and six-minute walk distance over a 16-week treatment period using an up-titration, once-daily dosing schedule. We initiated study sites in late 2021. Beyond PAH, we continue to explore potential development pathways for TPIP in patients with other rare pulmonary disorders, including PH-ILD. We initiated a Phase 2 study in patients with PH-ILD using an up-titration, once-daily dosing schedule in early 2022.
Translational Medicine
Our translational medicine efforts are comprised of the Company’s preclinical programs, advanced through our internal research and development and augmented through business development activities. In March 2021, we acquired a proprietary protein deimmunization platform, called Deimmunized by Design, focused on the reengineering of therapeutic proteins to evade immune recognition and reaction. In August 2021, we acquired Motus Biosciences, Inc. (Motus) and AlgaeneX, Inc. (AlgaeneX), preclinical stage companies engaged in the research, development and manufacturing of gene therapies for rare genetic disorders. We believe that animal studies may demonstrate the viability of these potential medicines to address serious unmet medical needs in various therapeutic areas. We anticipate filing an Investigational New Drug Application in a non-pulmonary indication for our first candidate from this portfolio by the end of 2022.
Corporate Development
We plan to continue to develop, acquire, in-license or co-promote other products, product candidates and technologies, including those that address serious and rare diseases that currently have significant unmet needs. We are focused broadly on rare disease therapeutics and prioritizing those areas that best align with our core competencies.
Manufacturing
We do not have any in-house manufacturing capability other than for small-scale preclinical development programs, and depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our product candidates for use in clinical trials. We plan to rely on third-party manufacturers and suppliers for the commercial manufacture and supply of any product candidates that we commercialize. ARIKAYCE is manufactured currently by Resilience Biotechnologies Inc. (Resilience) (formerly Therapure Biopharma Inc.) in Canada at a 200 kilogram (kg) scale. Ajinimoto Althea, Inc. (Althea) in the US manufactures placebo for clinical trials for ARIKAYCE at a 50 kg scale. For additional information about our agreements with Resilience and Althea, see License and Other Agreements—ARIKAYCE-related Agreements.
In October 2017, we entered into certain agreements with Patheon UK Limited (Patheon), a wholly-owned subsidiary of Thermo Fisher Scientific, Inc. (Thermo Fisher), related to increasing our long-term production capacity for ARIKAYCE commercial inventory. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our long-term anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. The aggregate investment to increase the long-term production capacity, including under these agreements, and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $80 million. In addition, we have a commercialization agreement with PARI, the manufacturer of our drug delivery nebulizer for ARIKAYCE, to address our commercial supply needs (the Commercialization Agreement).
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
ARIKAYCE Patents and Trade Secrets
Of the patents and applications related to ARIKAYCE, there are 11 issued US patents that cover the ARIKAYCE composition and its use in treating NTM that are listed in the FDA Orange Book. These patents and their expiration dates are as follows:
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
Eight patents have been granted by the European Patent Office (EPO) (European Patent Nos. 1581236, 1909759, 1962805, 2823820, 3067046, 3142643, 3427742 and 3466432) that relate to ARIKAYCE and its use in treating NTM, including MAC lung infections. In addition, we have three patent applications pending before the EPO that relate to ARIKAYCE and its use in treating NTM lung disease. We also have a pending European application that describes certain methods of making ARIKAYCE. European Patent No. 2363114 was opposed by Generics (UK) Ltd, a wholly-owned subsidiary of Mylan NV, and was revoked in November 2020. European Patent No. 1909759 (the '759 patent), owned by us, was previously opposed by Generics (UK) Ltd. A hearing was held on October 19, 2015, during which we submitted amended claims. The European Patent Office Opposition Division (EPOOD) maintained the patent as amended and Generics (UK) Ltd appealed the decision. The EPO Technical Board of Appeals heard arguments related to the appeal on January 8, 2019 and the product claims of the patent were held invalid. The method of manufacture claims was remitted to the EPOOD for further consideration, and the EPO has since maintained the validity of these claims. European Patent Nos. 1962805 and 3067046, both of which expire approximately five months after the ‘759 patent (December 5, 2026 vs. July 19, 2026), also include claims related to ARIKAYCE and its use in treating NTM lung disease. European Patent Nos. 3142643 and 3466432 each expire May 15, 2035 and include claims related to ARIKAYCE and its use for treating MAC lung infections.
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
Through our agreements with PARI, we have license rights to US and foreign patents and applications that cover the Lamira medical device through January 18, 2034. We have entered into a commercial supply agreement with PARI and we also have rights to use the nebulizers in expanded access programs and clinical trials.
Brensocatib Patents
Through our agreement with AstraZeneca, we have licensed US Patent Nos. 9,522,894, 9,815,805, 10,287,258, 10,669,245 and 11,117,874, which have claims related to brensocatib and methods for using brensocatib. Each of these patents expires January 21, 2035 (not taking into account any potential patent term extension). Counterpart patent applications are pending in the US and throughout the world.

TPIP Patents
We own US Patent Nos. 9,255,064, 9,469,600, 10,010,518, 10,526,274 and 10,995,055, each expiring October 24, 2034 (not taking into account any potential patent term extensions or adjustments), each with claims covering treprostinil palmitil, the treprostinil prodrug component of TPIP, compositions comprising the same, and/or its use. US Patent No. 9,255,064 has claims reciting hexadecyl-treprostinil, and other treprostinil prodrugs. US Patent No. 9,469,600 has claims directed to TPIP and other treprostinil prodrug formulations. US Patent No. 10,010,518 has claims directed to methods of treating pulmonary hypertension, including PAH, with TPIP and other treprostinil prodrug formulations. US Patent No. 10,526,274 has claims directed to methods for treating pulmonary fibrosis with treprostinil palmitil. US Patent No. 10,995,055 has claims directed to compositions comprising treprostinil palmitil in the form of a dry powder, and methods for treating pulmonary hypertension with the same. Counterpart patent applications to these US Patents have issued in Europe, Japan and other foreign jurisdictions. Counterpart patent applications to these US Patents are also pending in select jurisdictions, including the US, Europe and Japan.
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
PARI
We have a licensing agreement with PARI for use of the optimized Lamira Nebulizer System for delivery of ARIKAYCE in treating patients with NTM lung infections, CF and bronchiectasis. Under the licensing agreement, we have rights under several US and foreign issued patents and patent applications involving improvements to the optimized Lamira Nebulizer System, to exploit the system with ARIKAYCE for the treatment of such indications, but we cannot manufacture the nebulizers except as permitted under our Commercialization Agreement with PARI, which is described in further detail below. Lamira has been approved for use in the US (in combination with ARIKAYCE) and EU and is authorized for use in Japan. We also currently have rights to use the nebulizers in expanded access programs and clinical trials. Lamira must receive regulatory approval before we can market ARIKAYCE outside the US, EU and Japan, and it is labeled as investigational for use in our clinical trials outside of these regions.
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
Althea
In September 2015, we entered into a Commercial Fill/Finish Services Agreement (the Fill/Finish Agreement) with Althea to produce, on a non-exclusive basis, ARIKAYCE in finished dosage form at a 50 kg scale. We are obligated to pay a minimum of $2.7 million for the batches of ARIKAYCE produced by Althea each calendar year during the term of the Fill/Finish Agreement. The Fill/Finish Agreement became effective as of January 1, 2015, and, following extensions in 2018 and 2021, remains in effect through December 31, 2022. Currently, Althea manufactures placebo for use in our ARIKAYCE clinical trials.
Patheon and related agreements
In October 2017, we entered into certain agreements with Patheon related to the increase of our long-term production capacity for ARIKAYCE. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. Our manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon have given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The aggregate investment to increase our long-term production capacity, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $80 million.

Cystic Fibrosis Foundation Therapeutics, Inc.
In 2004 and 2009, we entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby we received $1.7 million and $2.2 million in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the agreements, as amended, we owe milestone payments to CFFT of $13.4 million in the aggregate payable through 2025, of which $2.5 million has been paid as of December 31, 2021. Furthermore, if certain global sales milestones are met within five years of the commercialization of ARIKAYCE, we would owe up to an additional $3.9 million. We have determined the likelihood of meeting such global sales milestones and have accrued for these contingent obligations proportionally based on net sales of ARIKAYCE.
PPD Development, L.P.
In April 2020, we entered into a master services agreement with PPD Development, L.P. (PPD), a wholly-owned subsidiary of Thermo Fisher, pursuant to which we retained PPD to perform clinical development services in connection with certain of our clinical research programs. The master services agreement has an initial term of five years. Either party may terminate (i) any project addendum under the master services agreement for any reason and without cause upon 30 days’ written notice, (ii) any project addendum in the event of the other party’s breach of the master services agreement or such project addendum upon 30 days’ written notice, provided that such breach is not cured within such 30-day period, (iii) the master services agreement or any project addendum immediately upon the occurrence of an insolvency event with respect to the other party or (iv) any project addendum upon 30 days’ written notice if (a) the continuation of the services under such project addendum would post material ethical or safety risks to study participants, (b) any approval from a regulatory authority necessary to perform the applicable study is revoked, suspended or expires without renewal or (c) in the reasonable opinion of such party, continuation of the services provided under such project addendum would be in violation of applicable law. We have entered into project addenda with PPD to perform clinical development services over several years for, but not limited to, our ARISE, ENCORE, ASPEN studies and other brensocatib and TPIP studies. We currently expect to incur approximately $280 million of costs related to these project addenda.
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

In the lung disease market, our major competitors include pharmaceutical and biotechnology companies that have approved therapies or therapies in development for the treatment of chronic lung infections. There are other companies that are currently conducting clinical trials for the treatment of lung disease. While there are currently no approved treatments for bronchiectasis, clinical studies in this disease state and specific endotypes (for instance, bronchiectasis with eosinophilic inflammation) have been initiated. Products developed by certain of our competitors may potentially be used in combination with brensocatib, if approved.
With regards to ARIKAYCE, we are not aware of any approved inhaled therapies specifically indicated for refractory NTM lung infections in North America, Europe or Japan, but, there is a recommended treatment regimen that is utilized. The international treatment guidelines, which are issued by the ATS, ERS, ESCMID and IDSA, strongly recommend the use of ARIKAYCE for the treatment of patients with refractory NTM lung disease caused by MAC as a part of a combination antibacterial drug regiment for adult patients with limited or no alternative treatment options who have failed to convert to a negative sputum culture after at least six months of treatment.
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
European Union
The EC grants orphan drug designation to promote the development of drugs or biologics (1) for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU, or (2) for life threatening, seriously debilitating or serious and chronic condition in the EU where, without incentives, sales of the drug in the European Economic Area (the EU plus Iceland, Lichtenstein and Norway) (EEA) are unlikely to be sufficient to justify its development. Orphan drug designation is available either if no other satisfactory method of diagnosing, preventing or treating the condition is approved in the EEA or if such a method does exist but the proposed orphan drug will be of significant benefit to patients. The EC has granted an orphan designation for ARIKAYCE for the treatment of NTM lung disease.
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
The orphan designation may be applied for at any time during the development of the drug but before the application for marketing authorization. At the time of marketing authorization, the criteria for orphan designation are examined again, and the EC decides on the maintenance of the orphan designation. The non-maintenance of the orphan designation means that the drug loses its orphan status and thus no longer benefits from orphan exclusivity, fee reductions or exemptions, and national benefits.
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
Clinical Trials
Clinical trials involve the administration of the investigational new drug to human subjects (healthy volunteers or patients) under the supervision of a qualified investigator. Clinical trials must be conducted (i) in compliance with all applicable federal regulations and guidance, including those pertaining to good clinical practice (GCP) standards that are meant to protect the rights, safety, and welfare of human subjects and to define the roles of clinical trial sponsors, investigators, and monitors as well as (ii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing of a new drug in the US (whether in patients or healthy volunteers) must be included as a submission to the IND, and the FDA must be notified of subsequent protocol amendments, including new protocols. In addition, the protocol must be reviewed and approved by an institutional review board (IRB), and all study subjects must provide informed consent. Typically, before any clinical trial, each institution participating in the trial will require review of the protocol before the trial commences at that institution. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and there are additional, more frequent reporting requirements for certain AEs.
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
Under the centralized procedure, the Committee for Medicinal Products for Human Use (CHMP) is required to adopt an opinion on a valid application within 210 days, excluding clock stops when additional information is to be provided by the applicant in response to questions. More specifically, on day 120 of the procedure, once the CHMP has received the preliminary assessment reports and opinions from the Rapporteur and Co-Rapporteur designated by the CHMP, it adopts a list of questions, which are sent to the applicant together with the CHMP's overall conclusions. Applicants then have three months to respond to the CHMP (and can request a three-month extension). The Rapporteur and Co-Rapporteur assess the applicant's replies, revise the assessment report as necessary and may prepare a list of outstanding issues. The revised assessment report and list of outstanding issues are sent to the applicant together with the CHMP's recommendation by day 180 of the procedure. Applicants then have one month to respond to the CHMP (and can request a one or two-month extension). The Rapporteur and Co-Rapporteur assess the applicant's replies, submit them for discussion to the CHMP and prepare a final assessment report. Once its scientific evaluation is completed, the CHMP gives a favorable or unfavorable opinion as to whether to grant the marketing authorization. After the adoption of the CHMP opinion, a decision must be adopted by the EC, after consulting the Standing

Committee of the Member States. The EC prepares a draft decision and circulates it to the member states; if the draft decision differs from the CHMP opinion, the Commission must provide detailed explanations. The EC adopts a decision within 15 days of the end of the consultation procedure.
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
Medical Devices Regulations
In May 2017, the EU adopted a new Medical Devices Regulation (EU) 2017/745 (MDR), which repealed and replaced Directive 93/42/EEC on Medical Devices (Directive 93/42) on May 26, 2021. The MDR and its associated guidance documents and harmonized standards, govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance.
As of May 26, 2021, before a device can be placed on the market in the EU, compliance with the MDR requirements (i.e., the General Safety and Performance Requirements, or GSPRs, set out in Annex I of the MDR) must be demonstrated in order to affix the Conformité Européene mark, or CE Mark, to the product. The MDR provides recourse to harmonized

European standards in order to facilitate compliance with the GSPRs. Harmonized standards provide a presumption of conformity with the GSPRs (although there are a limited number of standards harmonized currently). However, under transitional provisions provided for in the MDR, medical devices with Notified Body certificates issued under Directive 93/42 prior to May 26, 2021 may continue to be placed on the market for the remaining validity of the certificate, until May 27, 2024 at the latest, so long as there is no significant changes in the design or intended purpose. After the expiry of any applicable transitional period, only devices that have been CE marked under the MDR may be placed on the market in the EU.
To demonstrate compliance with these requirements, a conformity assessment procedure is required. The MDR provides for several conformity assessment procedures, which depends on the type of medical device and the risks involved. Devices are divided in four groups based on risk: Class I, Class IIa, Class IIb, and Class III. Class I devices present the lowest level of risk so that, for most of these devices (other than those that are sterile and/or have measuring functionality) the manufacturer can self-certify the product plus affix the CE mark. For the other classes, the conformity assessment is carried out by an organization designated and supervised by a member state of the EEA to conduct conformity assessments, known as a Notified Body. The manufacturer initially classifies every device. However, when a device undergoes a conformity assessment with a Notified Body, the Notified Body may dispute the classification and assert that the device should be included in a class requiring stricter conformity assessment procedures. Specific rules apply to custom-made medical devices, medical devices that are used in clinical trials, and medical devices that incorporate a medicinal ingredient.
For classes of devices other than Class I, the Notified Body carries out the conformity assessment and issues a certificate of conformity, which entitles the manufacturer to affix the CE mark to its devices after having prepared and signed a related EU Declaration of Conformity. Affixing a CE mark allows the product to move freely within the EU and thus prevents EU Member States from restricting sales and marketing of the devices, unless such measure is justified on the basis of evidence of non-compliance. Ultimately, the manufacturer is responsible for the conformity of the device with the GSPRs and for the affixing of the CE mark. Lamira is CE marked by PARI, i.e., its manufacturer, in the EU.
Clinical evidence is required for most medium and high risk devices. In some cases, a clinical study may be required to support a CE marking application. A manufacturer that wishes to conduct a clinical study involving the device is subject to the clinical investigation requirements of the MDR, EU member state requirements, and current good clinical practices defined in harmonized standards and guidance documents.
After a device is placed on the market, it remains subject to significant regulatory requirements. The MDR prohibits misleading claims about devices and so devices may be marketed only for the uses and indications for which they are approved (although more detailed rules on marketing may be contained in national legislation). For CE marked devices, certain modifications to the device or quality system depending on the conformity assessment procedure used must be submitted to and approved by the Notified Body before placing the modified device on the market.
Economic Operators, include device manufactures, must register their establishments and devices in the EUDAMED database once available. Manufacturers of medical devices are subject to vigilance obligations that require reporting of incidents and are required to implement a post-marketing surveillance system (for monitoring data about the device and confirming the benefits of the device outweigh the risks). The vigilance obligations require that manufacturers must report serious incidents involving the device made available in the EU and any field safety corrective actions in respect of the device made available in the EU (including actions taken outside the EU) to relevant competent authorities. In addition, Notified Bodies regularly reassess the conformity of a medical device to the GSPRs and may from time to time audit the manufacturer and may, where needed, suspend or withdraw the manufacturer's certificate of conformity.
Japan
Under the Japanese regulatory system administered by the MHLW and the PMDA (which is responsible for product review and evaluations under the supervision of the MHLW), in principle, pre-marketing approval and clinical studies are required for all pharmaceutical products. The Law on Securing Quality, Efficacy and Safety of Products Including Pharmaceuticals and Medical Devices (Act No. 145 of 1960) requires a license for marketing authorization when importing to Japan and selling pharmaceutical products manufactured in other countries. It also requires a foreign manufacturer to get each of its manufacturing sites certified as a manufacturing site of pharmaceutical products to be marketed in Japan. To receive a license for marketing authorization, the manufacturer or seller must, at the very least, employ certain manufacturing marketing, quality and safety personnel. A license for marketing authorization may not be granted if the quality management methods and post marketing safety management methods applied with respect to the pharmaceutical product fail to conform to the standards stipulated in the ordinances promulgated by the MHLW. To obtain manufacturing/marketing approval for a new product, a Company must submit an application for approval to the MHLW with results of nonclinical and clinical studies to show the quality, efficacy and safety of the product candidate. A data compliance review, on-site inspection for good clinical practice, audit and detailed data review for compliance with current good manufacturing practices are undertaken by the PMDA. The application is then discussed by the committees of the Pharmaceutical Affairs and Food Sanitation Council. Based on the results of these reviews, the final decision on approval is made by the MHLW. The time required for the approval process varies depending on the product, but it can take years. The product also needs approval for pricing in order to be eligible for reimbursement under Japan's National Health Insurance system. The medical products which once are approved and marketed are also subject to regular post-marketing vigilance of safety and quality under the standards of Good Vigilance Practice and Good Manufacturing Practice. In Japan, the National Health Insurance system maintains a Drug Price List specifying which pharmaceutical products are eligible for reimbursement, and the MHLW sets the prices of the products on this list. After receipt of marketing approval, negotiations regarding the reimbursement price with the MHLW would begin. Price would be determined within 60 to 90 days following receipt of marketing approval unless the applicant disagrees, which may result in extended pricing negotiations. The government is currently introducing price cut rounds every year and mandates price decreases for specific products. New products judged innovative or useful, that are indicated for pediatric use, or that target orphan or small population diseases, however, may be eligible for a pricing premium. The government has also promoted the use of generics, where available.
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
Japan
In Japan, there is no statutory rule which imposes any obligation on pharmaceutical manufacturers engaging in pediatric drug development. However, the guidelines of the MHLW (Handling of Pharmaceuticals during the Reexamination Interval Period (Issue No. 107, February 1, 1999) and Enforcement of the Ministerial Ordinance Partially Revising the Ministerial Ordinance on Standards for Post-marketing Surveillance of Pharmaceutical Products and Review of Post-marketing Surveillance for the Reexamination of Pharmaceutical Products (No. 1324, December 27, 2000)) state as follows: (i) since information on pediatric patients obtained in clinical trials may be limited, the MHLW recommends that pharmaceutical manufacturers conduct adequate post-marketing surveillance during the reexamination interval period and collect as much information as possible for proper use of drugs for pediatric patients; and (ii) if a pharmaceutical manufacturer plans to conduct a clinical trial to set the dose of a pediatric drug to prepare application for manufacturing/marketing approval or after receiving the same approval, the reexamination interval period may be extended up to 10 years. In addition, since 2010 the MHLW has been promoting the development of children’s drugs that have been approved for use in Europe and the US but are not yet approved in Japan, so that they can be used as early as possible in Japan as well.
Regulation Outside the US, Europe and Japan
In addition to regulations in the US, Europe and Japan, we will be subject to a variety of regulations in other jurisdictions governing clinical studies of our candidate products, including medical devices. Regardless of whether we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of countries outside the US before we can commence clinical studies or marketing of the product candidate in those countries. The requirements for approval and the approval process vary from country to country, and the time may be longer or shorter than that required for FDA approval. Under certain harmonized medical device approval/clearance regulations outside the US, reference to US clearance permits fast-tracking of market clearance. Other regions are harmonized with EU standards, and therefore recognize the CE mark as a declaration of conformity to applicable standards. Furthermore, we must obtain any required pricing approvals in addition to regulatory approval prior to launching a product candidate in the approving country. The discussion of EU government regulations also applies to the UK.
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
Employees
As of December 31, 2021, we had a total of 613 full-time employees: 274 in research, clinical, regulatory, medical affairs and quality assurance; 44 in technical operations, manufacturing and quality control; 111 in general and administrative functions; and 184 in commercial activities. We had 463 full-time employees in the US, 85 employees in Europe and 65 employees in Japan. We anticipate increasing our headcount in 2022.
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
Diversity and Inclusion
We are focused on maintaining an inclusive work environment that best supports the diverse needs of the patient communities we serve. Among other factors in hiring, we consider geographic, gender, age, racial and ethnic diversity. Currently, women represent 43% of our executive team, 36% of our leadership team (VP and above), and 30% of our board of directors. In 2021, we grew our list of employee resource groups and expanded our sourcing for new talent to foster increased diversity in our talent pipeline. We are also committed to equitable pay for all employees. We use industry benchmarks and annual internal equity reviews to make salary adjustments as needed in efforts to ensure a fair and bias-free compensation system. As we grow, we are continuing to implement initiatives to advance the development of diverse talent and ensure diverse succession plans both in our employee workforce and our board of directors, and to support equity and inclusion for all.
Environmental, Social and Governance (ESG)
As of 2021, we have created a cross-functional group of employees that, together with members of our executive leadership, updates our Nominations and Governance Committee on ESG considerations. We are cognizant of our environmental impact, currently support several green measures and community service programs, and continue to explore options to improve and build upon our sustainability efforts. For additional perspective on our ESG and human capital practices and resources, please refer to our annual proxy statement.
COVID-19
We are committed to the safety and well-being of our workforce. During the COVID-19 pandemic, our employees (other than our laboratory personnel) are provided the ability to work virtually in order to flexibly manage business and home responsibilities during the global pandemic. We have enhanced our internal communications and touch points to ensure connectivity to our workforce. With the exception of our laboratory personnel, who returned to the laboratories during the summer of 2020 as other regions opened, our employees are able to use their own discretion to use our facilities. Returning to the office has not been required for the majority of our workforce. For those who do choose to work from the office, all of our facilities have been appropriately evaluated and maintained for social distancing and sanitation on a daily basis in line with state and CDC guidelines. As of mid-December 2021, we have required that all employees and visitors entering our corporate headquarters and all US employees be fully vaccinated against COVID-19 with limited exceptions. We will continue to manage this situation with a focus towards the safety of our employees.
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
•Our prospects are highly dependent on the success of our only approved product, ARIKAYCE. If we are unable to successfully market and commercialize or maintain approval for ARIKAYCE, our business, financial condition, results of operations and prospects and the value of our common stock will be materially adversely affected.
•The commercial success of ARIKAYCE will depend on the degree of market acceptance by physicians, patients, third-party payors and others in the healthcare community.
•We obtained regulatory approval of ARIKAYCE in the US through an accelerated approval process, and full approval will be contingent on successful and timely completion of a confirmatory post-marketing clinical trial.
•We remain subject to substantial, ongoing regulatory requirements related to ARIKAYCE, and failure to comply with these requirements could lead to enforcement action or otherwise materially harm our business.
•If we are unable to obtain adequate reimbursement from government or third-party payors for ARIKAYCE or if we are unable to obtain acceptable prices for ARIKAYCE, our prospects for generating revenue and achieving profitability will be materially adversely affected.
•ARIKAYCE could develop unexpected safety or efficacy concerns, which would have a material adverse effect on us.
•If estimates of the size of the potential markets for ARIKAYCE, brensocatib, TPIP, our future translational medicine product candidates or our other product candidates are overstated or data we have used to identify physicians is inaccurate, our ability to earn revenue to support our business could be materially adversely affected.
•We may not be successful in clinical trials or in obtaining regulatory approvals required to expand the indications for ARIKAYCE, which may materially adversely affect our prospects and the value of our common stock.
•The COVID-19 pandemic and efforts to reduce its spread have negatively impacted, and could continue to negatively impact, our business and operations.
•Pharmaceutical research and development is very costly and highly uncertain, and we may not succeed in developing product candidates in the future.
•We may not be able to obtain regulatory approvals for brensocatib, or for our other product candidates, and we may not be able to receive approval for ARIKAYCE in new markets. Any such failure to obtain regulatory approvals may materially adversely affect us.
•If our clinical studies do not produce positive results or our clinical trials are delayed, or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to obtain regulatory approval for and commercialize our product candidates in the US, Europe, Japan or other markets.
•We may not be able to enroll enough patients to conduct and complete our clinical trials or retain a sufficient number of patients in our clinical trials to generate the data necessary for regulatory approval of our product candidates.
•If another party obtains orphan drug exclusivity for a product essentially the same as a product we are developing for a particular indication, we may be precluded or delayed from commercializing the product in that indication.
•Our translational medicine activities include the research and development of novel gene therapy product candidates. It will be difficult to predict the time and cost of development and of subsequently obtaining regulatory approval for any such product candidates, or how long it will take to commercialize any gene therapy product candidates.
•We will need to secure regulatory approval in each market for Lamira as a delivery system for ARIKAYCE. Any failures to secure separate regulatory approvals for Lamira as a delivery system will limit our ability to successfully commercialize ARIKAYCE. Additionally, we plan to submit an NDA for TPIP as a drug/device combination product or as a stand-alone marketing application, as dictated by local regulations. Failure to obtain or maintain regulatory approval or clearance of our product devices could materially harm our business.
•If we are unable to form and sustain relationships with third party service providers that are critical to our business, or if any third-party arrangements that we may enter into are unsuccessful, our ability to develop and commercialize our products may be materially adversely affected.
•We may not have, or may be unable to obtain, sufficient quantities of ARIKAYCE, Lamira or our product candidates to meet our required supply for commercialization or clinical studies, which would materially harm our business.
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
•Any acquisitions we make, or collaborative relationships we enter into, may not be clinically or commercially successful, and may require financing or a significant amount of cash, which could adversely affect our business.
•Our business and operations, including our drug development and commercialization programs, could be materially disrupted in the event of system failures, security breaches, cyber-attacks, deficiencies in our cybersecurity, violations of data protection laws or data loss or damage by us or third parties.
•We have limited experience operating internationally, are subject to a number of risks associated with our international activities and operations and may not be successful in our efforts to expand internationally.
•We operate in a highly competitive and changing environment, and if we are unable to adapt to our environment, we may be unable to compete successfully.
•We have a limited number of significant customers and losing any of them could have an adverse effect on our financial condition and results of operations.
•If we are unable to adequately protect our intellectual property rights, the value of ARIKAYCE and our product candidates could be materially diminished.
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
•Goodwill impairment charges in the future could have a material adverse effect on our business, results of operations and financial condition.
•The market price of our stock has been and may continue to be highly volatile, which could lead to shareholder litigation against us.
•Certain provisions of Virginia law, our articles of incorporation and amended and restated bylaws and arrangements between us and our employees could hamper a third party’s acquisition of us or discourage a third party from attempting to acquire control of us.
Risks Related to the Commercialization and Continued Approval of ARIKAYCE
Our prospects are highly dependent on the success of our only approved product, ARIKAYCE, which was approved in the United States as ARIKAYCE (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). If we are unable to successfully market and commercialize or maintain approval for ARIKAYCE, our business, financial condition, results of operations and prospects and the value of our common stock will be materially adversely affected.
Our long-term viability and growth depend on the successful commercialization of ARIKAYCE, our only approved product. ARIKAYCE was approved in the US for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting, as defined by patients who do not achieve negative sputum cultures after a minimum of six consecutive months of a multidrug background regimen therapy. Subsequently, ARIKAYCE was approved in Europe for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF, and in Japan for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatments with a multidrug regimen. We refer to NTM lung disease caused by MAC as MAC lung disease. We have invested and continue to invest significant efforts and financial resources in the commercialization of ARIKAYCE, and our ability to generate revenue from ARIKAYCE will depend heavily on successfully commercializing and obtaining full regulatory approval for ARIKAYCE from the US FDA by conducting an appropriate confirmatory post-marketing study. ARIKAYCE was our first commercial launch, and its successful commercialization and our receipt of full regulatory approval for ARIKAYCE in the US are subject to many risks.
In order to commercialize ARIKAYCE, we must establish and maintain marketing, market access, sales and distribution capabilities on our own or make arrangements with third parties for its marketing, sale and distribution. We have commenced commercialization of ARIKAYCE in the US, Europe and Japan using our sales force, but we may not continue to be successful in these efforts. The establishment, development and maintenance of our own sales force is and will continue to be expensive and time-consuming. As a result, we may seek one or more partners to handle some or all of the sales and marketing of ARIKAYCE in certain markets following approval by the relevant regulatory authority in those markets. In that case, we will be reliant on third parties to successfully commercialize ARIKAYCE and will have less control over commercialization efforts than if we handled commercialization with our own sales force. However, we may not be able to enter into arrangements with third parties to sell ARIKAYCE on favorable terms or at all. In the event that either our own marketing, market access, and sales force or third-party marketing, market access, and sales organizations are not effective, we would not be able to successfully commercialize ARIKAYCE, which would adversely affect our ability to generate revenue and materially harm us.
The commercial success of ARIKAYCE will depend on the degree of market acceptance by physicians, patients, third-party payors and others in the healthcare community.
Despite receiving US FDA, EC and Japan's MHLW approval of ARIKAYCE, market acceptance may vary among physicians, patients, third-party payors or others in the healthcare community. ARIKAYCE was the first product approved in the US via the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD) pathway, and there is limited information on how this approval may impact market acceptance of the product. If ARIKAYCE does not achieve and maintain an adequate level of acceptance, it is not likely that we will generate significant revenue or become profitable. The degree of market acceptance of ARIKAYCE, which we launched in the US early in the fourth quarter of 2018, in Europe in the fourth quarter of 2020, and in Japan in the second quarter of 2021, is also dependent on a number of additional factors, including the following:
•The willingness of the target patient populations to use, and of physicians to prescribe, ARIKAYCE;
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
•Relative convenience and ease of administration, including the Japanese requirement for hospital administration of ARIKAYCE;
•The ability of the patient to tolerate ARIKAYCE;
•The pricing of ARIKAYCE;
•The ability and willingness of the patient to pay out of pocket costs for ARIKAYCE (for example co-payments);
•Sufficient third-party insurance coverage and reimbursement;
•The strength of marketing and distribution support and timing of market introduction of competitive products and treatments; and
•Publicity concerning ARIKAYCE or any potential competitive products and treatments.
Our efforts to educate physicians, patients, third-party payors and others in the healthcare community on the benefits of ARIKAYCE have required and will continue to require significant resources, which may be greater than those required to commercialize more established technologies and these efforts may never be successful.
We obtained regulatory approval of ARIKAYCE in the US through an accelerated approval process, and full approval will be contingent on successful and timely completion of a confirmatory post-marketing clinical trial. Failure to obtain full approval or otherwise meet our post-marketing requirements and commitments would have a material adverse effect on our business.
The FDA approved ARIKAYCE under the LPAD and accelerated approval pathways, and full approval will be based on results from a post-marketing confirmatory clinical trial. Accelerated approval allows drugs that (i) are being developed to treat a serious or life-threatening disease or condition and (ii) provide a meaningful therapeutic benefit over existing treatments to be approved substantially based on an intermediate endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit, rather than a clinical endpoint such as survival or irreversible morbidity. Accelerated approval of ARIKAYCE was supported by preliminary data from the Phase 3 CONVERT study, which evaluated the safety and efficacy of ARIKAYCE in adult patients with refractory MAC lung disease, using achievement of sputum culture conversion (defined as three consecutive negative monthly sputum cultures) by Month 6 as the primary endpoint.
As a condition of accelerated approval, we must conduct a post-marketing confirmatory clinical trial. In the fourth quarter of 2020, we commenced the post-marketing confirmatory frontline clinical trial program for ARIKAYCE in patients with MAC lung disease. The front-line clinical trial program consists of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed MAC lung disease using the PRO tool validated in the ARISE trial. We are running these global studies in parallel and approximately 200 sites are expected to be initiated for these clinical trials. The frontline clinical program is intended to fulfill the FDA’s post-marketing requirement to allow for full approval of ARIKAYCE by the FDA, and verification and description of clinical benefit in the ENCORE trial will be necessary for full approval of ARIKAYCE. Pursuant to the timetable agreed upon with the FDA when the approval letter of ARIKAYCE was received, confirmatory trial results are to be reported by 2024. We are engaged in ongoing dialogue with FDA regarding the design and execution of the ARISE and ENCORE trials. There is little precedent for clinical development and regulatory expectations for agents to treat MAC lung disease. If our PRO tool is not validated in the ARISE trial, we would need to develop a new clinical endpoint for the ENCORE trial. We may also encounter substantial delays in enrolling and conducting these trials, and we may not be able to enroll and conduct the trials in a manner satisfactory to the FDA or within the time period required by the FDA. If the ENCORE trial is not successful, the FDA could, among other things, withdraw its approval of ARIKAYCE. Separate from the confirmatory trial, additional results from ongoing and recently completed studies may affect the FDA’s benefit-risk analysis for the product. Additionally, ARIKAYCE is subject to post-marketing commitments consisting of implementation of a healthcare provider communication plan, conducting a drug utilization assessment, and conducting further studies to identify an optimal quality control in vitro drug release method. Failure to meet post-marketing commitments may raise additional regulatory challenges.
We remain subject to substantial, ongoing regulatory requirements related to ARIKAYCE, and failure to comply with these requirements could lead to enforcement action or otherwise materially harm our business.
ARIKAYCE is subject to a variety of manufacturing, packaging, storage, labeling, advertising, promotion, and record-keeping requirements in the US, including requirements to:
•Conduct sales, marketing and promotion, scientific exchange, speaker programs, charitable donations and educational grant programs in compliance with federal and state laws;
•Disclose clinical trial information and payments to healthcare professionals and healthcare organizations on publicly available databases;
•Monitor and report complaints, AEs and instances of failure to meet product specifications; and
•Comply with current good manufacturing practices (cGMP) and certain quality systems requirements for device components.
Additionally, we are subject to similar ongoing regulatory oversight in Europe and Japan, including requirements to:
•Acquire licenses for marketing authorization and certifications for our third party manufacturers when importing and selling pharmaceutical products manufactured in other countries into Japan;
•Negotiate with Japan's MHLW and the national governments of European nations on pricing and reimbursement prices;
•Carry out post-approval confirmatory clinical trials;
•Comply with ongoing pharmacovigilance requirements in Europe; and
•Disclose payments to healthcare professionals and healthcare organizations to national regulatory authorities and/or on publicly available websites.
Failure to comply with these ongoing regulatory obligations could have significant negative consequences, including:
•Issuance of warning letters or untitled letters by the FDA asserting that we are in violation of the law;
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
Our prospects for generating revenue and achieving profitability depend heavily upon the availability of adequate reimbursement for the use of ARIKAYCE from governmental and other third-party payors, both in the US and in other markets. A portion of our current ARIKAYCE revenue in the US comes from Medicare reimbursement, and we expect that trend to continue. Reimbursement by a third-party payor depends upon a number of factors, including the third-party payor’s determination that use of a product is:
•A covered benefit under its health plan;
•Safe, effective and medically necessary;
•Appropriate for the specific patient;
•Cost-effective; and
•Neither experimental nor investigational.
Obtaining a determination of coverage and reimbursement for a product from each relevant governmental or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor. Since commercializing ARIKAYCE, payors have evaluated ARIKAYCE for inclusion on formularies. Going forward, we may not be able to provide data sufficient to gain positive coverage and reimbursement determinations or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of ARIKAYCE to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources.
Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-US regulatory authorities and/or may set a reimbursement rate that is too low to support a profitable sales price for the product. In the US, payors have restricted and continue to restrict coverage of ARIKAYCE by using a variable co-payment structure that imposes higher costs on patients for drugs that are not preferred by the payor and by imposing requirements for prior authorization or step edits. Subsequent approvals of competitive products could result in a detrimental change to the reimbursement of our products. The occurrence of any of these events likely would adversely impact market acceptance and demand for ARIKAYCE, which, in turn, could affect our ability to successfully commercialize ARIKAYCE and adversely impact our business, financial condition, results of operations and prospects and the value of our common stock.
There is a significant focus in the US healthcare industry and elsewhere on drug prices and value, and public and private payors are taking increasingly aggressive steps to control their expenditures for pharmaceuticals by, inter alia, negotiating manufacturer discounts and placing restrictions on reimbursement for, and patient access to, medications. These pressures could negatively affect our business. We expect changes in the Medicare program and state Medicaid programs, as well as managed care organizations and other third-party payors, to continue to put pressure on pharmaceutical product pricing. For instance, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) expanded Medicare outpatient prescription drug coverage for the elderly through Part D prescription drug plans sponsored by private entities and authorized such plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. The plans generally negotiate significant price concessions as a condition of formulary placement. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs, which is generally believed to have resulted in lower Medicare reimbursement for physician-administered drugs. These cost reduction initiatives and other provisions of this legislation provide additional pressure to contain and reduce drug prices and could decrease the coverage and price that we receive for any approved products and could seriously harm our business. Although the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations when setting their own reimbursement rates, and any reimbursement reduction resulting from the MMA may result in a similar reduction in payments from private payors. Additionally, the Patient Protection and Affordable Care Act (ACA) revised the definition of “average manufacturer price” for reporting purposes and increased the minimum percentage for Medicaid drug rebates to states, required drug manufacturers to provide a significant discount (70% as of January 1, 2022) on prescriptions for branded drugs filled while the beneficiary is in the Medicare Part D coverage gap (also known as the donut hole), and imposed a significant annual fee on companies that manufacture or import branded prescription drug products. We believe it is likely that the ACA, or any legislation enacted to amend or replace it, will continue the pressure on pharmaceutical pricing, especially under the Medicare program, and also may increase our regulatory burdens and operating costs. For example, the Biden administration’s Build Back Better (BBB) plan contained provisions that would have allowed Medicare to negotiate drug prices for certain drugs, and would have imposed a tax penalty if drug companies raised drug prices faster than inflation. Although BBB did not pass a Senate vote and is not law, we anticipate that drug pricing reform will continue to be a legislative and regulatory priority for this administration moving forward. Such changes may have a significant impact on our ability to set a product price we believe is fair and may adversely affect our ability to generate revenue and achieve or maintain profitability. For instance, we have observed an increase in the time to fill prescriptions, particularly for patients insured through Medicare, in the first quarter of each year since we began commercializing ARIKAYCE as a result of the donut hole, and, while the situation has not extended through the entire year, this situation may recur in the first quarter of subsequent years. We expect further federal and state proposals and healthcare reforms to continue to be proposed, which could limit the prices that can be charged for the products we develop or may otherwise limit our commercial opportunity. See Reimbursement of Pharmaceutical Products in Item 1 of Part I of this Annual Report on Form 10-K for more information. In addition, in connection with various government programs, we are required to report certain pricing information to the government, and the failure to do so may subject us to penalties.
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
We have had discussions with third-party payors regarding our price for ARIKAYCE, but our pricing may meet resistance from them and the public generally. If we are unable to obtain adequate reimbursement for ARIKAYCE in the US, Europe and Japan, the adoption of ARIKAYCE by physicians and patients may be limited. This, in turn, could affect our ability to successfully commercialize ARIKAYCE and adversely impact our business, financial condition, results of operations and prospects and the value of our common stock.
ARIKAYCE could develop unexpected safety or efficacy concerns, which would likely have a material adverse effect on us.
ARIKAYCE is now being used by larger numbers of patients, for longer periods of time than during our clinical trials (including in the CONVERT study), and we and others (including regulatory agencies and private payors) are collecting extensive information on the efficacy and safety of ARIKAYCE by monitoring its use in the marketplace. In addition, we are conducting a confirmatory trial to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease and may conduct additional trials in connection with lifecycle management programs for ARIKAYCE. New safety or efficacy data from both market surveillance and our clinical trials may result in negative consequences including the following:
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
If estimates of the size of the potential markets for ARIKAYCE, brensocatib, TPIP, our future translational medicine product candidates or our other product candidates are overstated or data we have used to identify physicians is inaccurate, our ability to earn revenue to support our business could be materially adversely affected.
We have relied on external sources, including market research funded by us and third parties, and internal analyses and calculations to estimate the potential market opportunities for ARIKAYCE, brensocatib, TPIP, our future translational medicine product candidates and our other product candidates. The externally sourced information used to develop these estimates has been obtained from sources we believe to be reliable, but we have not verified the data from such sources, and their accuracy and completeness cannot be assured. With respect to ARIKAYCE, our internal analyses and calculations are based upon management’s understanding and assessment of numerous inputs and market conditions, including, but not limited to, the projected increase in prevalence of MAC lung disease, Medicare patient population growth and ongoing population shifts to geographies with increased rates of MAC lung disease. These understandings and assessments necessarily require assumptions subject to significant judgment and may prove to be inaccurate. As a result, our estimates of the size of these potential markets for ARIKAYCE could prove to be overstated, perhaps materially.
In addition, we are relying on third-party data to identify the physicians who treat the majority of MAC lung disease patients in the US and to determine how to deploy our resources to market to those physicians; however, we may not be marketing to the appropriate physicians and may therefore be limiting our market opportunity.
With regards to brensocatib, our estimated number of total diagnosed bronchiectasis patients in the United States was derived from an external source. A similar per capita prevalence was used to calculate the estimated prevalence in the European 5. However, studies indicate a lack of consensus on prevalence rates.
In the future, we may develop additional estimates with respect to market opportunities for our other product candidates, and such estimates are subject to similar risks. In addition, a potential market opportunity could be reduced if a regulator limits the proposed treatment population for one of our product candidates, similar to the limited population for which ARIKAYCE was approved. In either circumstance, even if we obtain regulatory approval, we may be unable to commercialize the product on a scale sufficient to generate significant revenue from such product candidates, which could have a material adverse effect on our business, financial condition, results of operations and prospects and the value of our common stock.
We may not be successful in clinical trials or in obtaining regulatory approvals required to expand the indications for ARIKAYCE, which may materially adversely affect our prospects and the value of our common stock.
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
The COVID-19 pandemic and efforts to reduce its spread have negatively impacted, and could continue to negatively impact, our business and operations.
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
We modified our business practices in March 2020 in an effort to allow infectious disease specialists and pulmonologists to aid in the global COVID-19 relief effort, including through implementation of a remote working policy for all employees. Beginning on June 1, 2020, certain of our field-based employees who support ARIKAYCE prescribers were permitted to return to the field. As new COVID-19 variants have emerged, some of these activities have recently been paused and access to prescribers has been limited with significant regional variability. If our remote working policy continues and the focus of pulmonologists and infectious disease specialists remains on COVID-19, we expect that our business and results of operations in future periods could be negatively impacted. As of mid-December 2021, we have required that all employees and visitors entering our corporate headquarters and all US employees be fully vaccinated against COVID-19 with limited exceptions. We also may take further actions as required by government authorities or that we determine are in the best interests of our employees, patients, partners, and suppliers in the future that harm our ability to promote ARIKAYCE or support patients beginning treatment with ARIKAYCE, which could negatively impact our business and results of operations.
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
•Failure by third-party contractors, CROs, clinical investigators, clinical laboratories, or suppliers to comply with regulatory requirements or meet their contractual obligations in a timely manner;
•Greater than anticipated cost of our clinical trials; and
•Insufficient product supply or inadequate product quality.
Failure to successfully develop future product candidates for any of these reasons may materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
We may not be able to obtain regulatory approvals for brensocatib, or for our other product candidates and we may not be able to receive approval for ARIKAYCE in new markets. Any such failure to obtain regulatory approvals may materially adversely affect us.
We are required to obtain various regulatory approvals prior to studying our products in humans and then again before we market and distribute our products, and the failure to obtain such approvals will prevent us from commercializing our products, which would materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock. While we have obtained accelerated approval for ARIKAYCE in the US and approval in the EU and Japan, seeking regulatory approvals for brensocatib or our other product candidates as well as approval for ARIKAYCE in other jurisdictions presents significant obstacles. Approval processes in the US, Europe, Japan and other markets require the submission of extensive preclinical and clinical data, manufacturing and quality information regarding the process and facility, scientific data characterizing our product and other supporting data in order to establish safety and effectiveness. These processes are complex, lengthy, expensive, resource intensive and uncertain. Regulators will also conduct a rigorous review of any trade name we intend to use for our products. Even after they approve a trade name, these regulators may request that we adopt an alternative name for the product if adverse event reports indicate a potential for confusion with other trade names and medication error. If we are required to adopt an alternative name, potential commercialization of brensocatib or our other product candidates or ARIKAYCE could be delayed or interrupted. We have limited experience in submitting and pursuing applications necessary to obtain these regulatory approvals.
Data submitted to regulators are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. Even if we believe our clinical trial results are promising, regulators may disagree with our interpretation of data, study design or execution and may refuse to accept our application for review or decline to grant approval.
In addition, the grant of a designation by the FDA or EMA or approval by the FDA, EC or MHLW does not ensure a similar decision by the regulatory authorities of other countries, and a decision by one foreign regulatory authority does not ensure regulatory authorities in other foreign countries or the FDA will agree with the decision. For instance, although ARIKAYCE received orphan drug designation in the US, ARIKAYCE did not qualify for orphan drug designation in Japan due to the estimated number of NTM patients in Japan exceeding 50,000. Similarly, clinical studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval procedures vary among countries and can involve additional product testing, including additional preclinical studies or clinical trials, and administrative review periods. The time required to obtain approval in these other territories might differ from that required to obtain FDA approval. We may never obtain approval for brensocatib or for our other product candidates in the US or other jurisdictions, or for ARIKAYCE outside of the US, Europe and Japan, which would limit our market opportunities and materially adversely affect our business. Even if brensocatib or another product candidate is approved, or if ARIKAYCE is approved outside of the US, Europe and Japan, regulators may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval.
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
If our clinical studies do not produce positive results or our clinical trials are delayed, or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to obtain regulatory approval for and successfully commercialize our product candidates in the US, Europe, Japan or other markets.
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
•Be sued for alleged injuries caused to patients using our products; or
•Suffer reputational damage.
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
Delays in patient enrollment for our clinical trials, like those we encountered in enrolling the CONVERT study, could increase costs and delay commercialization and sales, if any, of our products. Once enrolled, patients may elect to discontinue participation in a clinical trial at any time. If patients elect to discontinue participation in our clinical trials at a higher rate than expected, we may be unable to generate the data required by regulators for approval of our product candidates.
If another party obtains orphan drug exclusivity for a product that is essentially the same as a product we are developing for a particular indication, we may be precluded or delayed from commercializing the product in that indication.

Under the ODA, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition. In the EU, the EMA Committee for Orphan Medicinal Products grants orphan drug designation to products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the EU. The company that obtains the first regulatory approval from the FDA for a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. Similar laws exist in the EU with a term of 10 years. See Business — Government Regulation — Orphan Drug Designation in Item 1 of Part I of this Annual Report on Form 10-K for additional information. If a competitor obtains approval of the same drug for the same indication or disease before us, and the FDA grants such orphan drug exclusivity, we would be prohibited from obtaining approval for our product for seven or more years, unless our product can be shown to be clinically superior. In addition, even if we obtain orphan exclusivity, the FDA may approve another product during our orphan exclusivity period for the same indication under certain circumstances.
Our translational medicine activities include the research and development of novel gene therapy product candidates. It will be difficult to predict the time and cost of development and of subsequently obtaining regulatory approval for any such product candidates, or how long it will take to commercialize any gene therapy product candidates.
We intend to identify and develop novel gene therapy product candidates as part of our translational medicine efforts. We have limited experience with gene therapy programs and cannot be certain that any gene therapy product candidates that we develop will successfully complete preclinical studies and clinical trials, or that they will not cause significant adverse events or toxicities. Any such results could impact our ability to develop a product candidate, including our ability to enroll patients in our clinical trials. Furthermore, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material, which could adversely affect our ability to obtain and maintain regulatory approvals for and commercialize any gene therapy products we may develop.
In addition, only a few gene therapy products have been approved in the US, Europe or elsewhere, and regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. We may seek regulatory approval in territories outside the US and Europe, which may have their own regulatory authorities along with frequently changing requirements or guidelines. The regulatory review committees and advisory groups in the US, Europe and elsewhere, and any new guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance gene therapy product candidates, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate product revenue.
Due to these factors, it is more difficult for us to predict the time and cost of gene therapy product candidate development, and we cannot predict whether the application of our approach to gene therapy, or any similar or competitive programs, will result in the identification, development and regulatory approval of any product candidates, or that the gene therapy programs of our competitors will not be considered better or more attractive. There can be no assurance that any development problems we experience in the future related to gene therapy product candidates will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays and challenges in achieving sustainable, reproducible and scalable production. Any of these factors may prevent us from completing our preclinical studies or clinical trials or commercializing any gene therapy product candidates we may develop on a timely or profitable basis, if at all.
We will need to secure regulatory approval in each market for Lamira as a delivery system for ARIKAYCE. Any failures to secure separate regulatory approvals for Lamira as a delivery system will limit our ability to successfully commercialize ARIKAYCE. Additionally, we plan to submit an NDA for TPIP as a drug/device combination product or as a stand-alone marketing application, as dictated by local regulations. Failure to obtain or maintain regulatory approval or clearance of our product devices could materially harm our business.
Lamira must receive separate regulatory approval or clearance in connection with each approved product or product candidate it will be used to administer. The FDA granted accelerated approval of Lamira with ARIKAYCE as part of the approval of the drug/device combination product, and Lamira is CE marked by PARI in Europe and authorized for use by MHLW in Japan. However, outside the US, Europe and Japan, Lamira is labeled as investigational for use in our clinical trials, including in Canada and Australia, and is not approved for commercial use in Canada or certain other markets in which we may seek to commercialize ARIKAYCE in the future.

In addition, we plan to submit a marketing application for TPIP as a drug/device combination product or as a stand-alone application, as dictated by local regulations, and we will need to seek additional approvals in connection with the delivery device for TPIP in certain markets before we can market and commercialize TPIP in them.
We will continue to work closely with PARI to coordinate efforts regarding regulatory requirements, including our proposed filings. If we and PARI are not successful in obtaining approval for each usage of Lamira in each market, our ability to commercialize ARIKAYCE in those markets would be materially impaired. In addition, failure to maintain regulatory approval or clearance of Lamira could result in increased development costs, withdrawal of regulatory approval, delays or other material harm our business. Finally, failure to obtain regulatory approval or clearance of the delivery device for TPIP would affect our ability to develop and commercialize TPIP.
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
We currently rely, and expect to continue to rely, on third parties for significant research, analytical services, preclinical development, clinical development and manufacturing of our product candidates and commercial scale manufacturing of ARIKAYCE and Lamira. For example, we do not own facilities for clinical-scale or commercial manufacturing of our product candidates, and we expect that our future supply requirements for brensocatib and TPIP will be manufactured by CMOs. We currently rely on Resilience to provide our clinical and commercial supply of ARIKAYCE, and intend to rely on Patheon in the future. We currently primarily rely on Esteve Pharmaceuticals, S.A. (Esteve) and Thermo Fisher to provide our clinical supply for brensocatib. Additionally, almost all of our clinical trial work is done by CROs, such as PPD, our CRO for the ARISE, ENCORE and ASPEN trials, and clinical laboratories. Reliance on these third parties poses a number of risks, including the following:
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
We may not have, or may be unable to obtain, sufficient quantities of ARIKAYCE, Lamira or our product candidates to meet our required supply for commercialization or clinical studies, which would materially harm our business.
We do not have any in-house manufacturing capability other than for small-scale preclinical development programs and depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our product candidates on a clinical or commercial scale. For instance, we are and expect to remain dependent upon Resilience, Althea and eventually Patheon to supply ARIKAYCE both for our clinical trials and commercial sale. Althea manufactures placebo for our clinical trials and Resilience manufactures our current supply of ARIKAYCE. If approved, we expect Patheon to significantly increase our ARIKAYCE manufacturing capacity. However, we may not be able to maintain adequate quantities to meet future demand, including as a result of manufacturing and/or quality issues experienced by our third party manufacturers or higher customer demands than expected. As additional supporting data become available, we believe the current approved shelf life for product manufactured at our CMOs will increase. If we encounter delays or difficulties in the manufacturing process that disrupt our ability to supply our distributors and others with ARIKAYCE or our product candidates, we may experience product stock-outs, which would likely have a material adverse effect on our business and reputation.
In addition, we have entered into certain agreements with Patheon related to increasing our long-term production capacity for ARIKAYCE commercial inventory, although Patheon’s supply obligations will commence only after certain technology transfer and construction services are completed. Any delay in the commencement of Patheon’s supply obligations, whether due to delays in technology transfer and construction or from adding Patheon to our NDA as a CMO, would increase the risks associated with Resilience being unable to provide us with an adequate supply of ARIKAYCE.
We are also dependent upon PARI being able to provide an adequate supply of nebulizers for commercial sale of ARIKAYCE, any ongoing clinical trials, and future commercial sales of our product candidates that use Lamira as their delivery mechanism, as PARI is the sole manufacturer of Lamira. We have no alternative supplier for the nebulizer, and because significant effort and time were expended in the optimization of the nebulizer for use with ARIKAYCE, we do not intend to seek an alternative or secondary supplier. In the event PARI cannot provide us with sufficient quantities of the nebulizer, replication of the optimized device by another party would likely require considerable time and additional regulatory approval. In the case of certain specified supply failures, we have the right under our commercialization agreement with PARI to make the nebulizer and have it made by certain third parties, but not those deemed under the commercialization agreement to compete with PARI.
We also anticipate that we will be reliant on CMOs to manufacture supply of brensocatib and TPIP for our future requirements. Esteve and Thermo Fisher manufacture our current supply of brensocatib. We plan to enter into commercial agreements with CMOs for brensocatib and TPIP, and cannot guarantee that we will be able to locate adequate partners or enter into favorable agreements with them.
We are in the process of developing in-house clinical manufacturing capability for our gene therapy product candidates, but we expect to rely on third party CMOs for manufacturing of all testing materials until at least 2023.
We do not have long-term commercial agreements with all of our suppliers and if any of our suppliers are unable or unwilling to perform for any reason, we may not be able to locate suppliers or enter into favorable agreements with them.
An inadequate supply of ARIKAYCE, Lamira, brensocatib or our other product candidates would likely harm our commercial efforts or delay or impair clinical trials of ARIKAYCE or our product candidates and adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
The manufacturing facilities of our third-party manufacturers are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we and our manufacturing partners fail to comply with the regulations or maintain the approvals.
Manufacturers of ARIKAYCE, Lamira and our product candidates are subject to cGMP, Quality System Regulations and similar standards. While we have policies and procedures in place to select third-party manufacturers for our product and product candidates that adhere, and monitor their adherence to, such standards, they may nonetheless fail to do so. Similarly, while we have entered into a Commercialization Agreement with PARI for the manufacture of Lamira for use with ARIKAYCE, PARI may fail to adhere to applicable standards. These manufacturers and their facilities will be subject to periodic review and inspections by the FDA and other regulatory authorities following regulatory approval of our products, as with ARIKAYCE. For instance, to monitor compliance with applicable regulations, the FDA routinely conducts inspections of facilities and may identify potential deficiencies. The FDA issues what are referred to as “Form 483s” that set forth observations and concerns identified during its inspections. Failure to satisfactorily address the concerns or potential deficiencies identified in a Form 483 could result in the issuance of a warning letter, which is a notice of the issues that the FDA believes to be significant regulatory violations requiring prompt corrective actions. Failure to respond adequately to a warning letter, or to otherwise fail to comply with applicable regulatory requirements could result in enforcement, remedial and/or punitive actions by the FDA or other regulatory authorities.
If one of these manufacturers fails to maintain compliance with regulatory requirements or experiences supply problems, including in the scale-up of commercial production, the production of ARIKAYCE, Lamira, brensocatib and our other product candidates could be interrupted, resulting in delays, additional costs or restrictions on the marketing or sale of our products. An alternative manufacturer would need to be qualified, through regulatory filings, which could result in further delay. The regulatory authorities may also require additional testing if a new manufacturer is relied upon for commercial production. In addition, with respect to our product candidates, our manufacturers and their facilities are subject to pre-approval cGMP inspection by the FDA and other regulatory authorities, and the findings of the cGMP inspection could result in a failure to obtain, or a delay in obtaining, regulatory approval for future product candidates.
Risks Related to the Operation of our Business
We are dependent upon retaining and attracting key personnel, the loss of whose services could materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
We depend heavily on our management team and our principal clinical and commercial personnel, the loss of whose services might significantly delay or prevent the achievement of our research, development or commercialization objectives. Our success depends, in large part, on our ability to attract and retain qualified management, clinical and commercial personnel, including those who join us through our business development activities, and on our ability to develop and maintain important relationships with commercial partners, leading research institutions and key distributors.
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
In connection with our commercialization of ARIKAYCE in the US, Europe and Japan, our continued international expansion efforts, and our ongoing development and planned commercialization of brensocatib, TPIP and other product candidates, we expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, quality, commercial compliance, medical affairs, and sales and marketing. For example, we plan to continue to hire additional personnel to support ARIKAYCE, the continued development and anticipated commercialization of brensocatib and the advancement of our other pipeline programs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with this anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, which could delay the execution of our business plans or disrupt our operations.
Any acquisitions we make, or collaborative relationships we enter into, may not be clinically or commercially successful, and may require financing or a significant amount of cash, which could adversely affect our business.
As part of our business strategy, we may effect acquisitions to obtain additional businesses, products, technologies, capabilities and personnel. For example, in August 2021, we acquired Motus and AlgaeneX, each a privately-held, preclinical stage company. Acquisitions involve a number of operational risks, including:
•Failure to achieve expected synergies;
•The possibility that our acquired technologies, products and product candidates may not be commercially successful;
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
The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims, particularly as we now commercialize ARIKAYCE in the US, Europe and Japan. Regardless of merit or eventual outcome, liability claims may result in:
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
Our business and operations, including our drug development and commercialization programs, could be materially disrupted in the event of system failures, security breaches, cyber-attacks, deficiencies in cybersecurity, violations of data protection laws or data loss or damage by us or third parties.
We are increasingly dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of clinical trial participants and employees. Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could have a material adverse effect on our business operations, including a material disruption of our drug development and commercialization programs.
It is critical that we maintain such confidential information in a manner that preserves its confidentiality and integrity. Unauthorized disclosure of sensitive or confidential patient or employee data, including personally identifiable information, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, or unauthorized access to or through our information systems and networks, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation. Unauthorized disclosure of personally identifiable information could also expose us to sanctions for violations of data privacy laws and regulations around the world. In addition, the loss of clinical trial data for our product candidates could result in delays in our regulatory submission and approval efforts and significantly increase our costs to recover or reproduce the data, if possible. To the extent that any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. For example, the loss of or damage to clinical trial data, such as from completed or ongoing clinical trials, for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our drug candidates or any future drug candidates and to conduct clinical trials, and similar events relating to their systems and operations could also have a material adverse effect on our business and lead to regulatory agency actions.
We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. Notifications and follow-up actions related to a security incident could impact our reputation or cause us to incur substantial costs, including legal and remediation costs, in connection with these measures and otherwise in connection with any actual or suspected security breach. Although we have general liability insurance coverage, including coverage for errors and omissions and potential cyber security breaches, our insurance may not cover all claims, continue to be available on reasonable terms or be sufficient in amount to cover one or more large claims; additionally, the insurer may disclaim coverage as to any claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition, results of operations and prospects and the value of our common stock.
Risks generally associated with the upgrade of our enterprise resource planning (ERP) system may materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock or the effectiveness of our internal controls over financial reporting.
We are in the process of upgrading our company-wide ERP system to enhance certain business and financial operations and processes and increase data security. The ERP upgrade is a complex and time-consuming project and our results of operations could be adversely affected if we experience time delays or an excess in expenses in connection with the ERP upgrade. Additionally, if the upgrade to our ERP system does not enhance our business and financial operations or increase our data security as we expect, our business could be adversely affected. The upgrade to our ERP system has required and will continue to require capital and human resources, changes to our business processes and the attention of many of our employees. Any deficiencies in the design and implementation of the upgraded ERP system could result in potentially significantly more expenses than already incurred and could adversely affect our ability to operate our business, including our ability to manage our inventory, maintain a secure data environment, file timely reports with the SEC, or otherwise affect our controls. Any of these consequences could materially adversely effect our business, financial condition, results of operations and prospects and the value of our common stock or the effectiveness of our internal controls over financial reporting.
We have limited experience operating internationally, are subject to a number of risks associated with our international activities and operations and may not be successful in our efforts to expand internationally.
We currently have limited operations outside of the US. As of December 31, 2021, we had 85 employees located in Europe and 65 employees located in Japan, although we have clinical trial sites and suppliers located around the world. In order to meet our long-term goals, we expect to grow our international operations over the next several years, including in Europe and Japan, and continue to source material used in the manufacture of our product candidates from abroad. Consequently, we are and will continue to be subject to risks related to operating in foreign countries, including:
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
•Unexpected AEs related to ARIKAYCE or our product candidates occurring in foreign markets that we have not experienced in the US, Europe or Japan;
•Scrutiny from customers, regulators, investors and other stakeholders related to environmental, health and safety, diversity, labor conditions, human rights and other concerns in the countries in which we, or our third-party partners, operate;
•Economic and political conditions, including geopolitical events, such as war and terrorism, foreign currency fluctuations and inflation, which could result in disruption to our international operations, including planned or ongoing clinical studies, reduced revenue, increased or unpredictable operating expenses and other obligations incident to doing business in, or with a company located in, another country;
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

Biotechnology and related pharmaceutical technology have undergone and are likely to continue to experience rapid and significant change. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies and to obtain and maintain protection for our intellectual property. Compounds, products or processes that we develop may become obsolete before we recover any expenses incurred in connection with their development. We face substantial competition from pharmaceutical, biotechnology and other companies, universities and research institutions with respect to NTM lung disease, bronchiectasis, PAH and PH-ILD, and will face substantial competition with respect to future product candidates we may develop. Relative to us, most of these entities have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical studies, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. Many of our competitors may achieve product commercialization or obtain patent protection earlier than us. Furthermore, we believe that our competitors have used, and may continue to use, litigation to gain a competitive advantage. Our competitors may also use different technologies or approaches to develop products similar to ARIKAYCE and our product candidates.
We expect that competing successfully will depend, among other things, on the relative speed with which we can develop products, complete the clinical testing and regulatory approval processes and supply commercial quantities of the product to the market, as well as product efficacy, safety, reliability, availability, timing and scope of regulatory approval and price. We expect competition to increase as technological advances are made and commercial applications broaden. There are potential competitive products, both approved and in development, which include oral, systemic, or inhaled antibiotic products to treat chronic respiratory infections. For instance, certain entities have expressed interest in studying their products for lung disease and are seeking to advance studies in lung disease, including NTM lung disease caused by mycobacterial species other than MAC. We are not aware of any entities currently conducting clinical trials for the treatment of refractory MAC lung disease or of any other approved inhaled therapies specifically indicated for NTM lung disease in North America, Europe or Japan. If any of our competitors develops a product that is more effective, safe, tolerable or convenient, or less expensive than ARIKAYCE or our product candidates, it would likely materially adversely affect our ability to generate revenue. We also may face lower priced generic competitors if third-party payors encourage use of generic or lower-priced versions of our product or if competing products are imported into the US or other countries where we may sell ARIKAYCE. In addition, in an effort to put downward pressure on drug pricing, Congress and the FDA are working to facilitate generic competition, which could result in our experiencing competition earlier than otherwise would be the case.
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
We have a limited number of significant customers and losing any of them could have an adverse effect on our financial condition and results of operations.
Our three largest customers accounted for 75% and 78% of our total gross product revenue for the years ended December 31, 2021 and 2020, respectively. The degree to which a limited number of customers make up a significant portion of our gross product revenue may change as we continue to commercialize ARIKAYCE and, if approved, our product candidates in additional markets. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.
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
Additionally, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented through litigation, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection for amikacin liposome inhalation suspension or our product candidates. US patents and patent applications may also be subject to interference or derivation proceedings, and US patents may be subject to re-examination proceedings, reissue, post-grant review and/or inter partes review in the USPTO. Our foreign patents have been and may be in the future subject to opposition or comparable proceedings in the corresponding foreign patent office, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. See Intellectual Property—ARIKAYCE Patents and Trade Secrets in Item 1 of Part I of this Annual Report on Form 10-K for more information on our European patents that have been previously opposed.
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
Third parties may claim that we have infringed upon or misappropriated their proprietary rights. Any existing third-party patents, or patents that may later issue to third parties, could negatively affect our commercialization of ARIKAYCE, brensocatib, TPIP, our future translational medicine product candidates or any other product candidate that receives regulatory approval. For instance, PAH is a competitive indication with established products, including other formulations of treprostinil. Our supply of the active pharmaceutical ingredient for TPIP is dependent upon a single supplier. The supplier owns patents on its manufacturing process, and we have filed patent applications for TPIP; however, a competitor in the PAH indication may claim that we or our supplier have infringed upon or misappropriated its proprietary rights. Moreover, in the event that we pursue approval of TPIP, or any other product candidate, via the 505(b)(2) regulatory pathway, we will be required to file a certification against any unexpired patents listed in the Orange Book for the third-party drug we rely upon as part of our regulatory submission. This certification process may lead to litigation and could also delay launch of a product candidate, if approved by regulators.
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
We are a party to various agreements related to ARIKAYCE and our product candidates, including licensing agreements with PARI and AstraZeneca, which we view as material to our business. For additional information regarding the terms of these agreements, see Business—License and Other Agreements in Item 1 of Part I of this Annual Report on Form 10-K. These agreements impose a number of obligations on us and our business, including restrictions on our ability to freely develop or commercialize our product candidates and requirements to make milestone and royalty payments to our counterparties upon certain events. Under our license agreement with AstraZeneca, AstraZeneca retains a right of first negotiation pursuant to which it may exclusively negotiate with us before we can negotiate with a third party regarding any transaction to develop or commercialize brensocatib, subject to certain exceptions. While this right of first negotiation is not triggered by a change of control, it may impede or delay our ability to consummate certain other transactions involving brensocatib.
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
There have been a number of legal challenges and certain changes to the ACA since it was enacted. In December 2017, Congress repealed the ACA's individual mandate, i.e., the penalty imposed on individuals who do not obtain healthcare coverage. It is unclear what the effect of this partial repeal will be and whether, when and how repeal of other sections of the law may be effectuated and what the effect on the healthcare sector will be. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden Administration will impact the ACA. It is difficult to predict the future legislative landscape in healthcare and the effect on our business, results of operations, financial condition and prospects. The Biden Administration has also indicated that lowering prescription drug prices is a priority. See Reimbursement of Pharmaceutical Products in Item 1 of Part I of this Annual Report on Form 10-K for more information. Changes to the ACA, to the Medicare or Medicaid programs, or to the ability of the federal government to negotiate or otherwise affect drug prices, or other federal legislation regarding healthcare access, financing or legislation in individual states, could affect our business, financial condition, results of operations and prospects and the value of our common stock. It remains unclear how any new legislation or regulation might affect the prices we may obtain for ARIKAYCE or any of our product candidates for which regulatory approval is obtained.
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
Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. In addition to the federal government, some states, as well as other countries, including France, require the disclosure of certain payments to healthcare professionals. The federal privacy regulations under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), state, and foreign medical record privacy laws may limit access to information identifying those individuals who may be prospective users. There are ambiguities as to what is required to comply with these requirements, and we could be subject to penalties if it is determined that we have failed to comply with an applicable legal requirement.
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
We have incurred losses each previous year of our operation, except in 2009, when we sold our manufacturing facility and certain other assets to Merck & Co, Inc. As of December 31, 2021, our accumulated deficit was $2.3 billion. For the years ended December 31, 2021, 2020 and 2019, our consolidated net loss was $434.7 million, $294.1 million and $254.3 million, respectively. Our ability to generate revenue will depend on the success of commercial sales of ARIKAYCE; however, we do not anticipate our revenue from the sale of ARIKAYCE will be sufficient for us to become profitable without reductions in our operating expenses. Despite our commercialization of ARIKAYCE in the US, Europe and Japan, we expect to continue to incur substantial operating expenses, and resulting operating losses, for the foreseeable future as we:
•Initiate or continue clinical studies of our product candidates, including our Phase 3 ASPEN trial;
•Complete a post-marketing clinical trial of ARIKAYCE, consisting of the ARISE and ENCORE trials, as required by the FDA;
•Seek to discover or in-license additional product candidates;
•Seek regulatory approvals for ARIKAYCE in additional foreign markets;
•Support the sales and marketing efforts necessary for the continued commercialization of ARIKAYCE;
•Scale-up manufacturing capabilities for future ARIKAYCE production, including the increase of production capacity at Patheon and process improvements in order to manufacture at a larger commercial scale;
•Seek the approval and potential commercial launch of brensocatib and TPIP in various markets;

•File, prosecute, defend, and enforce patent claims related to ARIKAYCE, brensocatib, TPIP and our other product candidates; and
•Enhance operational, compliance, financial, quality and information management systems and hire more personnel, including personnel to support our commercialization efforts and development of our product candidates.
Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We may need to raise additional funds to continue our operations, but we face uncertainties with respect to our ability to access capital.
Our operations have consumed substantial amounts of cash since our inception. We expect to expend substantial financial resources to commercialize ARIKAYCE, fund the Phase 3 ASPEN trial and the confirmatory post-marketing ARISE and ENCORE studies, seek full regulatory approval for ARIKAYCE as well as continue research and development of brensocatib and TPIP, as well as our future translational medicine and other product candidates. We may need to raise additional capital to fund these activities, including due to changes in our product development plans or misjudgment of expected costs, to fund corporate development, to maintain our intellectual property portfolio or for other purposes, including to resolve litigation. As of December 31, 2021, we had $716.8 million of cash and cash equivalents and $50.0 million of marketable securities. Our operating expenses and long-term investments were significantly higher in 2021 than in 2020, reflecting our continued investment in the build-out of our commercial organization to support global expansion activities for ARIKAYCE and manufacture of commercial inventory, which includes capital and long-term investments, and continued investment in research and development as well as selling, general and administrative expenses. We do not know whether additional financing will be available when needed, or, if available, whether the terms will be favorable. If adequate funds are not available to us when needed, we may be forced to delay, restrict or eliminate all or a portion of our development programs or commercialization efforts.
We have outstanding indebtedness in the form of convertible senior notes, and may incur additional indebtedness in the future, which could adversely affect our financial position, prevent us from implementing our strategy, and dilute the ownership interest of our existing shareholders.
In May 2021, we completed an underwritten offering of 0.75% convertible senior notes due 2028 (the 2028 Convertible Notes). The 2028 Convertible Notes may be convertible into common stock at an initial conversion rate of 30.7692 shares of common stock per $1,000 principal amount of 2028 Convertible Notes. We sold $575.0 million aggregate principal amount of the 2028 Convertible Notes, including the exercise in full of the underwriters’ option to purchase additional 2028 Convertible Notes, resulting in net proceeds of approximately $559.3 million. Holders of the 2028 Convertible Notes may convert their 2028 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2028 only under certain circumstances. On or after March 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Convertible Notes at any time. Upon conversion of the 2028 Convertible Notes, we may deliver cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
In January 2018, we completed an underwritten public offering of 1.75% convertible senior notes due 2025 (the 2025 Convertible Notes, and, together with the 2028 Convertible Notes, the Convertible Notes). The 2025 Convertible Notes may be convertible into common stock at an initial conversion rate of 25.5384 shares of common stock per $1,000 principal amount of 2025 Convertible Notes. We sold $450.0 million aggregate principal amount of the 2025 Convertible Notes, including the exercise in full of the underwriters’ option to purchase additional 2025 Convertible Notes, resulting in net proceeds of approximately $435.8 million. A portion of the net proceeds from the 2028 Convertible Notes was used to repurchase $225.0 million of our outstanding 2025 Convertible Notes. Holders of the 2025 Convertible Notes may convert their 2025 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding October 15, 2024 only under certain circumstances. On or after October 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Convertible Notes at any time. Upon conversion of the 2025 Convertible Notes, we may deliver cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
The degree to which we are leveraged could have negative consequences, such as the following:
•We may be more vulnerable to economic downturns, less able to withstand competitive pressures, and less flexible in responding to changing economic conditions;
•Our ability to obtain financing in the future may be limited;
•A substantial portion of our cash flows from operations in the future may be required for the payment of the principal amounts of the Convertible Notes when they or any additional indebtedness become due; and

•We may elect to make cash payments upon conversion of the Convertible Notes, which would reduce our available cash.
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
Accounting guidance requires that we separately account for the liability and equity components of the Convertible Notes because they may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. As a result, the equity component of the Convertible Notes is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. We may report greater net loss (or lower net income) in our financial results because this guidance requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading prices of the Convertible Notes.
Holders may convert their 2028 Convertible Notes and 2025 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2028 and October 15, 2024, respectively, only under certain circumstances. For example, during any calendar quarter commencing after the calendar quarter ending on March 31, 2018, holders may convert their 2025 Convertible Notes at their option during any quarter (and only during such quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price on each applicable trading day. If the 2028 Convertible Notes or 2025 Convertible Notes become convertible prior to March 1, 2028 or October 15, 2024, respectively, we may be required to reclassify the Convertible Notes and the related debt issuance costs as current liabilities and certain portions of our equity outside of equity to mezzanine equity, which would have an adverse impact on our reported financial results for such quarter, and could have an adverse impact on the market price of our common stock and the trading price of the Convertible Notes.
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
Goodwill impairment charges in the future could have a material adverse effect on our business, results of operations and financial condition.
We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of acquisitions. We review the recoverability of goodwill annually and whenever events or circumstances indicate that the carrying value of a reporting unit may not be recoverable.
The impairment tests require us to make an estimate of the fair value of our reporting units. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Since a number of factors may influence determinations of fair value of goodwill, we are unable to predict whether impairments of goodwill will occur in the future, and there can be no assurance that continued conditions will not result in future impairments of goodwill. The future occurrence of a potential indicator of impairment could include matters such as (i) a decrease in expected net earnings, (ii) adverse equity market conditions, (iii) a decline in current market multiples, (iv) a decline in our common stock price, (v) a significant adverse change in legal factors or the general business climate, and (vi) an adverse action or assessment by a regulator. Any such impairment would result in us recognizing a non-cash charge in our consolidated balance sheets, which could adversely affect our business, results of operations and financial condition.
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
Certain provisions of Virginia law, our articles of incorporation and amended and restated bylaws and arrangements between us and our employees could hamper a third party’s acquisition of us or discourage a third party from attempting to acquire control of us.
Certain provisions of Virginia law, our articles of incorporation and amended and restated bylaws and arrangements with our employees could hamper a third party’s acquisition of us or discourage a third party from attempting to acquire control of us, or limit the price that investors might be willing to pay for shares of our common stock. These provisions or arrangements include:
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
We lease laboratory space located in Bridgewater for which we exercised the renewal option to extend the lease term until December 2026. In October 2018, we expanded this lease to a total of 28,002 square feet. In addition, we lease office space in France, Ireland, the Netherlands, Switzerland and Japan. We also lease facilities in California and New Hampshire.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our trading symbol is "INSM." Our common stock currently trades on the Nasdaq Global Select Market. As of February 14, 2022, there were approximately 150 holders of record of our common stock.
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

_________________________________
*    $100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

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
EXECUTIVE OVERVIEW
We are a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. Our first commercial product, ARIKAYCE, was approved in the US in September 2018, in the EU in October 2020 and in Japan in March 2021. Our clinical-stage pipeline includes brensocatib and TPIP. Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which we are developing for the treatment of patients with bronchiectasis, CF and other neutrophil-mediated diseases. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PAH and PH-ILD. We have legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the UK and Japan.
Refer to Part I, Item 1. "Business" for a summary of our ongoing commercial and clinical programs for ARIKAYCE and our ongoing clinical programs for brensocatib and TPIP.
Prior to 2019, we had not generated significant revenue and through December 31, 2021, we had an accumulated deficit of $2.3 billion. We have financed our operations primarily through the public offerings of our equity securities and debt financings. Although it is difficult to predict our future funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and marketable securities as of December 31, 2021 will enable us to fund our operations for at least the next 12 months.
Our ability to reduce our operating loss and begin to generate positive cash flow from operations depends on the continued success in commercializing ARIKAYCE and achieving positive results from the ARIKAYCE frontline clinical trial program in order to obtain full approval of ARIKAYCE in the US and potentially reach more patients. Additionally, our continued success also depends on bringing additional clinical stage products to market, such as brensocatib and TPIP. We expect to continue to incur substantial expenses related to our research and development activities as we continue the ARIKAYCE frontline clinical program, conduct the Phase 3 ASPEN trial for brensocatib, and continue the trials for TPIP and future product candidates. We also expect to continue to incur significant costs related to the commercialization of ARIKAYCE. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of ARIKAYCE; the scope and progress of our research and development efforts; and the timing of certain expenses. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such products and whether or when they may become profitable.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Product Revenues, Net
Product revenues, net, consist of net sales of ARIKAYCE. In October 2018, we began shipping ARIKAYCE to our customers in the US, which include specialty pharmacies and specialty distributors. In December 2020 and February 2021, we began commercial sales of ARIKAYCE in Germany and the Netherlands, respectively. In July 2021, we began recognizing product revenue from commercial sales of ARIKAYCE in Japan. In September 2021, we began commercial sales of ARIKAYCE in Wales. We recognize revenue for product received by our customers net of allowances for customer credits, including prompt pay discounts, service fees, estimated rebates, including government rebates, such as Medicaid rebates and Medicare Part D coverage gap reimbursements in the US, and chargebacks.
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
Research and Development (R&D) Expenses
R&D expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions, including medical affairs and program management. R&D expenses also includes other internal operating expenses, the cost of manufacturing product candidates, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as brensocatib. Our R&D expenses related to manufacturing our product candidates and medical devices for clinical study are primarily related to activities at CMOs that manufacture brensocatib and TPIP. Our R&D expenses related to clinical trials are primarily related to activities at CROs that conduct and manage clinical trials on our behalf. These contracts with CROs set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts with CROs primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Deposits for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed.
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
Change in Fair Value of Deferred and Contingent Consideration Liabilities
In connection with our acquisitions of Motus and AlgaeneX in August 2021 (the Business Acquisition), we recorded deferred and contingent consideration liabilities related to potential future milestone payments. Adjustments to the fair value are due to changes in: the probability of achieving milestones; our stock price; or certain other estimated assumptions. The change in fair value of deferred and contingent consideration liabilities is calculated quarterly with gains and losses recorded in the consolidated statements of comprehensive loss.
Investment Income and Interest Expense
Investment income consists of interest and dividend income earned on our cash and cash equivalents and marketable securities. Interest expense consists primarily of the accretion of debt discount, contractual interest costs and the amortization of debt issuance costs related to our debt. Debt discount is accreted, and debt issuance costs are amortized, to interest expense using the effective interest rate method over the term of the debt. Our balance sheet reflects debt, net of the debt discount, debt issuance costs paid to the lender, and other third-party costs. Unamortized debt issuance costs associated with extinguished debt are expensed in the period of the extinguishment.
RESULTS OF OPERATIONS
COVID-19 Update
We are committed to the safety and well-being of our workforce and have taken the following protective measures:
•In March 2020, we implemented a number of corporate initiatives in response to the COVID-19 pandemic. These initiatives included a remote working policy for all employees in order to aid the global containment effort and allow infectious disease specialists and pulmonologists to focus exclusively on treating patients and containing the virus. The policy included all of the field-based therapeutic specialists and employees who support ARIKAYCE prescribers.
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

•Since reopening our physical offices in the third quarter of 2020, we have put protocols in place at each location in adherence with local and state laws and with the health and safety of our employees in mind. As of October 2021, we require all employees and visitors entering our corporate headquarters to be fully vaccinated.
•Effective mid-December 2021, with the health and safety of our employees and ARIKAYCE physicians, caregivers, and patients in mind, we required that all US employees be fully vaccinated against COVID-19 with limited exceptions.
Though we continue to see use of ARIKAYCE, including new patient adds and continued prescription renewals, there remains a general uncertainty regarding the impact of COVID-19 on all aspects of our business, including how it will impact our patients, physicians, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect our financial results and business operations through the year ended December 31, 2021, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to these and other numerous uncertainties. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.
Comparison of the Years Ended December 31, 2021 and 2020
Overview - Operating Results
Our operating results for the year ended December 31, 2021, included the following:
•Product revenues, net, increased $24.0 million, or 14.6%, as compared to the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangibles) increased $4.3 million, or 10.7%, as compared to the prior year as a result of the increase in sales of ARIKAYCE and the decrease in the benefit from the sale of inventory for which the cost was incurred prior to FDA approval of ARIKAYCE;
•R&D expenses increased $91.6 million, or 50.6%, as compared to the prior year primarily resulting from increases in clinical development and research costs for our ongoing clinical trials;
•SG&A expenses increased $30.7 million, or 15.1%, as compared to the prior year resulting from increases in compensation and benefit related expenses, as well as increases related to our commercial launch efforts in Europe and Japan;
•Amortization of intangible assets was consistent with the prior year;
•Change in fair value of deferred and contingent consideration liabilities was $7.3 million as a result of our Business Acquisition in the third quarter of 2021; and
•Interest expense increased $10.9 million as compared to the prior year related to the accretion of debt discount for our debt.
Net loss for the year ended December 31, 2021 was $434.7 million, or $3.88 per share—basic and diluted, compared with a net loss of $294.1 million, or $3.01 per share—basic and diluted, for the year ended December 31, 2020.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,		Increase (decrease)
	2021	2020	$	%
US	$159,510	$157,520	$1,990	1.3%
Japan	16,006	—	16,006	NA
Europe and rest of world	12,945	6,893	6,052	87.8%
Total product revenues, net	$188,461	$164,413	$24,048	14.6%
Product revenues, net, for the year ended December 31, 2021 increased to $188.5 million as compared to $164.4 million in 2020 as a result of the growth in sales of ARIKAYCE due primarily to the launches in Japan and certain European markets.

Cost of Product Revenues (Excluding Amortization of Intangibles)
Cost of product revenues (excluding amortization of intangibles) for the years ended December 31, 2021 and 2020 were comprised of the following (in thousands):

	For the Year Ended December 31,		Increase (decrease)
	2021	2020	$	%
Cost of product revenues (excluding amortization of intangibles)	$44,152	$39,872	$4,280	10.7%
Cost of product revenues, as % of revenues	23.4%	24.3%
Cost of product revenues (excluding amortization of intangibles) increased by $4.3 million, or 10.7%, to $44.2 million for the year ended December 31, 2021 as compared to $39.9 million in 2020. The increase in cost of product revenues (excluding amortization of intangibles) in the year ended December 31, 2021 was directly attributable to the increase in total revenues discussed above.
R&D Expenses
R&D expenses for the years ended December 31, 2021 and 2020 were comprised of the following (in thousands):

	For the Years Ended December 31,		Increase (decrease)
	2021	2020	$	%
External Expenses
Clinical development and research	$107,096	$45,709	$61,387	134.3%
Milestone payment to AstraZeneca	—	12,500	(12,500)	(100.0)%
Manufacturing	29,503	16,912	12,591	74.5%
Regulatory, quality assurance, and medical affairs	17,734	15,557	2,177	14.0%
Subtotal—external expenses	$154,333	$90,678	$63,655	70.2%
Internal Expenses
Compensation and benefit related expenses	$82,909	$63,507	$19,402	30.6%
Stock-based compensation	17,814	11,789	6,025	51.1%
Other internal operating expenses	17,688	15,183	2,505	16.5%
Subtotal—internal expenses	$118,411	$90,479	$27,932	30.9%
Total R&D expenses	$272,744	$181,157	$91,587	50.6%
R&D expenses increased to $272.7 million during the year ended December 31, 2021 from $181.2 million in 2020. The $91.6 million increase was primarily due to a $61.4 million increase in clinical development and research costs related to the Phase 3 ASPEN trial of brensocatib and the initiation of the ARIKAYCE frontline clinical trial program, a $25.4 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in headcount, as well as a $12.6 million increase in manufacturing expenses to support ongoing clinical trials, partially offset by the prior year's $12.5 million milestone payment obligation due to AstraZeneca upon the first dosing in our Phase 3 ASPEN trial.
External R&D expenses by product for the years ended December 31, 2021 and 2020 were comprised of the following (in thousands):

	For the Year Ended December 31,		Increase (decrease)
	2021	2020	$	%
ARIKAYCE external R&D expenses	$61,887	$46,509	$15,378	33.1%
Brensocatib external R&D expenses	62,065	37,775	24,290	64.3%
Other external R&D expenses	30,381	6,394	23,987	375.1%
Total external R&D expenses	$154,333	$90,678	$63,655	70.2%
We expect R&D expenses to increase in 2022 relative to 2021 primarily due to our clinical trial activities and related spend including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trial of ARIKAYCE in a front-line treatment setting for patients with MAC lung disease, our TPIP clinical trials and other research efforts for future product candidates.

SG&A Expenses
SG&A expenses for the years ended December 31, 2021 and 2020 were comprised of the following (in thousands):

	For the Years Ended December 31,		Increase (decrease)
	2021	2020	$	%
Compensation and benefit related expenses	$84,447	$70,923	$13,524	19.1%
Stock-based compensation	28,206	24,370	3,836	15.7%
Professional fees and other external expenses	94,549	83,902	10,647	12.7%
Facility related and other internal expenses	27,071	24,418	2,653	10.9%
Total SG&A expenses	$234,273	$203,613	$30,660	15.1%
SG&A expenses increased to $234.3 million during the year ended December 31, 2021 from $203.6 million in 2020. The $30.7 million increase was primarily due to a $17.4 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in headcount, as well as a $10.6 million increase in professional fees and other external expenses primarily resulting from our commercial launch efforts in Japan and Europe and from resuming certain commercial activities in the US.
Amortization of Intangible Assets
Amortization of intangible assets for the years ended December 31, 2021 and 2020 was $5.1 million and $5.0 million, respectively. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EMA approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration liabilities for the year ended December 31, 2021 was $7.3 million as a result of our Business Acquisition in the third quarter of 2021. Adjustments to the fair value are due to changes in factors such as the probability of achieving milestones, our stock price, or certain other estimated assumptions.
Interest Expense
Interest expense was $40.5 million for the year ended December 31, 2021 as compared to $29.6 million for 2020. The $10.9 million increase in interest expense in the year ended December 31, 2021 as compared to the prior year period is primarily due to the accretion of debt discount for our debt.
(Benefit) Provision for Income Taxes
The income tax benefit was $1.8 million for the year ended December 31, 2021 and the income tax provision was $1.4 million for the year ended December 31, 2020. The income tax benefit for the year ended December 31, 2021 is primarily due to the partial reversal of a valuation allowance as a result of the Business Acquisition in the third quarter of 2021. The income tax provision for the year ended December 31, 2020 reflects the income tax expense recorded as a result of taxable income in certain of our subsidiaries in Europe and Japan as well as a liability for certain state income taxes.
Comparison of the Years Ended December 31, 2020 and 2019
Please refer to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for a comparative discussion of our fiscal years ended December 31, 2020 and December 31, 2019.
LIQUIDITY AND CAPITAL RESOURCES
Overview
There is considerable time and cost associated with developing potential pharmaceutical products to the point of regulatory approval and commercialization. We commenced commercial shipments of ARIKAYCE in October 2018. We expect to continue to incur consolidated operating losses, including losses at our US and certain international entities, as we plan to fund R&D for ARIKAYCE, brensocatib, TPIP and our other pipeline programs, continue pre-commercial, commercialization and regulatory activities for ARIKAYCE, and engage in other general and administrative activities.
In May 2021, we completed an underwritten public offering of $575.0 million aggregate principal amount of the 2028 Convertible Notes, including the exercise in full of the underwriters' option to purchase additional notes. Our net proceeds from the offering, after deducting underwriting discounts and offering expenses of $15.7 million, were $559.3 million. A portion of the net proceeds from the 2028 Convertible Notes was used to repurchase $225.0 million of our outstanding 2025 Convertible

Notes. We recorded a loss on early extinguishment of debt of $17.7 million, primarily related to the premium paid on extinguishment of a portion of the 2025 Convertible Notes.
In May 2021, we also completed an underwritten public offering of 11,500,000 shares of our common stock, including 1,500,000 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $25.00 per share. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $17.5 million, were $270.1 million.
In the first quarter of 2021, we entered into a sales agreement with SVB Leerink to sell shares of our common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an at-the market (ATM) offering program, under which SVB Leerink acts as sales agent. As of December 31, 2021, we had not sold or issued any shares under the ATM program.
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
We may need to raise additional capital to fund our operations, including the Phase 3 ASPEN study, the continued commercialization of ARIKAYCE, the ARISE and ENCORE clinical trials related to ARIKAYCE, launch readiness activities for the potential launch of brensocatib, if approved, other clinical trials for brensocatib, TPIP, and our future product candidates, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. While we believe we currently have sufficient funds to meet our financial needs for at least the next 12 months, we expect to opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be the ASPEN trial, expenses related to our commercialization efforts and our ARISE and ENCORE clinical trials for ARIKAYCE, and other development activities for brensocatib, and to a lesser extent, expenses related to the clinical development of TPIP and other product candidates.
Cash Flows
As of December 31, 2021, we had cash and cash equivalents of $716.8 million, as compared with $532.8 million as of December 31, 2020. In addition, as of December 31, 2021, we also had marketable securities of $50.0 million. The $184.0 million increase in cash and cash equivalents was primarily due to our May 2021 underwritten public offerings of the 2028 Convertible Notes and our common stock, partially offset by the repurchase of a portion of our 2025 Convertible Notes and cash used in operating activities. Our working capital was $701.9 million as of December 31, 2021 as compared with $504.1 million as of December 31, 2020.
Net cash used in operating activities was $363.3 million and $219.3 million for the years ended December 31, 2021 and 2020, respectively. The net cash used in operating activities during the years ended December 31, 2021 and 2020 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The increase in cash used in operating activities for the year ended December 31, 2021 compared to 2020 was primarily due to the increase in R&D expenses to support our ongoing clinical trials. The increase was also due to the net change in working capital, driven by an in increase in other assets and accounts receivable and a decrease in accounts payable.
Net cash used in investing activities was $64.3 million and $6.8 million for the years ended December 31, 2021 and 2020, respectively. The net cash used in investing activities during the years ended December 31, 2021 and 2020 was for purchases of available-for-sale securities and purchases of fixed assets in 2021, and purchases of fixed assets in 2020.
Net cash provided by financing activities was $612.5 million and $271.0 million for the years ended December 31, 2021 and 2020, respectively. Net cash provided by financing activities was primarily due to net cash proceeds from the issuance and extinguishment of debt during the year ended December 31, 2021 and the net proceeds from the issuance of common stock during the years ended December 31, 2021 and 2020.
Contractual Obligations
In May 2021, we completed an underwritten public offering of $575.0 million aggregate principal amount of the 2028 Convertible Notes pursuant to an indenture between the Company and Wells Fargo Bank, National Association, as trustee (the

Indenture). Our net proceeds from the offering, after deducting underwriting discounts and offering expenses of $15.7 million, were $559.3 million. The 2028 Convertible Notes bear interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2028 Convertible Notes mature on June 1, 2028, unless earlier converted, redeemed, or repurchased. The 2028 Convertible Notes are convertible into common stock of the Company under certain circumstances described in the indenture. For more information, see Note 8 - Debt in our notes to the consolidated financial statements.
In January 2018, we completed an underwritten public offering of $450.0 million aggregate principal amount of the 2025 Convertible Notes pursuant to the Indenture. Our net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were approximately $435.8 million. A portion of the net proceeds from the 2028 Convertible Notes was used to repurchase $225.0 million of the Company's outstanding 2025 Convertible Notes. The Company recorded a loss on early extinguishment of debt of $17.7 million, primarily related to the premium paid on extinguishment of a portion of the 2025 Convertible Notes. The 2025 Convertible Notes bear interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The 2025 Convertible Notes mature on January 15, 2025, unless earlier converted, redeemed, or repurchased. The 2025 Convertible Notes are convertible into common stock of the Company under certain circumstances described in the Indenture. For more information, see Note 8 - Debt in our notes to the consolidated financial statements.
In April 2020, we entered into a master services agreement with PPD pursuant to which we retained PPD to perform clinical development services in connection with certain of our clinical research programs. The master services agreement has an initial term of five years. Either party may terminate (i) any project addendum under the master services agreement for any reason and without cause upon 30 days’ written notice, (ii) any project addendum in the event of the other party’s breach of the master services agreement or such project addendum upon 30 days’ written notice, provided that such breach is not cured within such 30-day period, (iii) the master services agreement or any project addendum immediately upon the occurrence of an insolvency event with respect to the other party or (iv) any project addendum upon 30 days’ written notice if (a) the continuation of the services under such project addendum would post material ethical or safety risks to study participants, (b) any approval from a regulatory authority necessary to perform the applicable study is revoked, suspended or expires without renewal or (c) in the reasonable opinion of such party, continuation of the services provided under such project addendum would be in violation of applicable law. We have entered into project addenda with PPD to perform clinical development services over several years for, but not limited to, our ARISE, ENCORE, ASPEN studies and other brensocatib and TPIP studies. We currently expect to incur approximately $280 million of costs related to these project addenda.
In September 2018, we entered into an agreement (the Lease) with Exeter 700 Route 202/206, LLC to lease 117,022 square feet of office space located in Bridgewater, New Jersey for our corporate headquarters. Subject to certain conditions, we have the one-time option to expand the leased premises by up to 50,000 rentable square feet, exercisable prior to the fifth anniversary of the Commencement Date, which was October 1, 2019. The initial Lease term runs 130 months from the Commencement Date and we have the option to extend that term for up to three additional five-year periods. In addition, we are responsible for operating expenses and taxes pursuant to the Lease. Future minimum payments under the Lease during the initial Lease term are approximately $21.4 million. The Lease contains customary default provisions, including those relating to payment defaults, performance defaults and events of bankruptcy.
In October 2017, we entered into certain agreements with Patheon related to the increase of our long-term production capacity for ARIKAYCE. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. Our manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon have given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The aggregate investment to increase our long-term production capacity, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $80 million.
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
In September 2015, we entered into the Fill/Finish Agreement with Althea, for Althea to produce, on a non-exclusive basis, ARIKAYCE in finished dosage form at a 50 kg scale. Under the Fill/Finish Agreement, we are obligated to pay a minimum of $2.7 million for the batches of ARIKAYCE produced each calendar year during the term of the Fill/Finish Agreement. The Fill/Finish Agreement became effective as of January 1, 2015, and following extensions in 2018 and 2021, the agreement remains in effect until December 31, 2022. Currently, Althea manufactures placebo for use in our ARIKAYCE clinical trials.
We have a licensing agreement with PARI for the use of optimized Lamira for delivery of ARIKAYCE in treating patients with NTM lung infections, CF and bronchiectasis. Under the licensing agreement, we have rights under several US and foreign issued patents, and patent applications involving improvements to optimized Lamira, to exploit the system with ARIKAYCE for the treatment of such indications, but we cannot manufacture the nebulizers except as permitted under our Commercialization Agreement with PARI, as described below. Lamira has been approved for use in the US (in combination with ARIKAYCE), the EU and Japan. Under the licensing agreement, we made an upfront license fee and milestone payments to PARI. Upon FDA acceptance of our NDA and the subsequent FDA and EMA approvals of ARIKAYCE, we made additional milestone payments of €1.0 million, €1.5 million, and €0.5 million, respectively, to PARI. In October 2017, we exercised an option to buy-down the royalties payable to PARI, which was included within selling, general and administrative expenses in the fourth quarter of 2017. PARI is entitled to receive royalty payments in the mid-single digits on the annual global net sales of ARIKAYCE, pursuant to the licensing agreement, subject to certain specified annual minimum royalties.
In July 2014, we entered into a Commercialization Agreement with PARI for the manufacture and supply of Lamira as optimized for use with ARIKAYCE. Under the Commercialization Agreement, PARI manufactures Lamira except in the case of certain defined supply failures, when the Company will have the right to make Lamira and have it made by third parties (but not certain third parties deemed under the Commercialization Agreement to compete with PARI). The Commercialization Agreement has an initial term of 15 years that began in October 2018. The term of the Commercialization Agreement may be extended by us for an additional five years by providing written notice to PARI at least one year prior to the expiration of the Initial Term.
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
In 2004 and 2009, we entered into research funding agreements with CFFT whereby we received $1.7 million and $2.2 million in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the agreements, as amended, we owe milestone payments to CFFT of $13.4 million in the aggregate payable through 2025, of which $2.5 million has been paid as of December 31, 2021. Furthermore, if certain global sales milestones are met within five years of the commercialization of ARIKAYCE, we would owe up to an additional $3.9 million. We have determined the likelihood of meeting such global sales milestones and have accrued for these contingent obligations proportionally based on net sales of ARIKAYCE.
Future Funding Requirements
We may need to raise additional capital to fund our operations, including the continued commercialization of ARIKAYCE, current and future clinical trials related to ARIKAYCE, development of brensocatib and TPIP, and the potential development, acquisition, in-license or co-promotion of other products or product candidates, including those that address orphan or rare diseases. We expect that our future capital requirements may be substantial and will depend on many factors, including:
•The timing and cost of our ongoing and anticipated clinical trials for our product candidates, including our Phase 3 ASPEN trial;
•The timing and cost of our current and future clinical trials of ARIKAYCE for the treatment of patients with NTM lung infections, including the ARISE and ENCORE trials;

•The cost of discovering or in-licensing additional product candidates;
•The costs of activities related to the regulatory approval process and the timing of approvals, if received;
•The cost of supporting the sales and marketing efforts necessary to support the continued commercial efforts of ARIKAYCE;
•The cost of eventually supporting the commercial launches of brensocatib, TPIP and our other product candidates;
•The cost of filing, prosecuting, defending, and enforcing patent claims;
•The costs of our manufacturing-related activities;
•The cost of hiring more personnel to support our ongoing development and commercialization efforts;
•The levels, timing and collection of revenue earned from sales of ARIKAYCE and other products approved in the future, if any.
We have raised $1.3 billion in net proceeds from securities offerings since 2019. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. However, our business strategy may require us to raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise.
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
CRITICAL ACCOUNTING ESTIMATES
Preparation of financial statements in accordance with generally accepted accounting principles in the US requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions and we regularly evaluate these estimates and assumptions. The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts reported in our consolidated statements of comprehensive loss are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition and indefinite-lived intangible assets. The accounting estimates discussed below involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Actual results could differ materially from our estimates. For additional accounting policies, see Note 2 to our Consolidated Financial Statements—Summary of Significant Accounting Policies.
Revenue Recognition
In accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration we expect to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. For all contracts that fall into the scope of ASC 606, we have identified one performance obligation: the sale of ARIKAYCE to its customers. We have not incurred or capitalized any incremental costs associated with obtaining contracts with customers.
Product revenues, net, consist of net sales of ARIKAYCE. Our customers in the US include specialty pharmacies and specialty distributors. In December 2020, we began recognizing product revenue from commercial sales of ARIKAYCE in Europe. In July 2021, we began recognizing product revenue from commercial sales of ARIKAYCE in Japan. Globally, product revenues are recognized once we perform and satisfy all five steps of the revenue recognition criteria mentioned above.
Revenue is recorded at net selling price (transaction price), which includes estimates of variable consideration for which reserves are established for estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as a current liability. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the applicable contract. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
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
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets consist of In-Process Research & Development (IPR&D). IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D project assets acquired in business combinations are capitalized. We generally utilize the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size and share, probabilities of success, anticipated patent protection, and expected pricing. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate.
Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We consider many factors in evaluating whether the value of our intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, our outlook and market performance of our industry and recent and forecasted financial performance.
For additional information regarding our estimates, including quantitative impacts on our financial results, see Note 2 to our Consolidated Financial Statements—Summary of Significant Accounting Policies.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2021, our cash and cash equivalents were in cash accounts or were invested in money market funds. Our investments in money market funds are not insured by the federal government. As of December 31, 2021, our marketable securities were invested in US treasury notes with an original maturity of greater than 90 days.
As of December 31, 2021, we had $225 million and $575 million of 2025 Convertible Notes and 2028 Convertible Notes outstanding, respectively. Our 2025 Convertible Notes and our 2028 Convertible Notes bear interest at a coupon rate of 1.75% and 0.75%, respectively. If a 10% change in interest rates had occurred on December 31, 2021, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the years ended December 31, 2021, 2020 and 2019, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 8 is included in our Financial Statements and Supplementary Data set forth in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
None

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Election of Class II Directors, Corporate Governance and Delinquent Section 16(a) Reports in our definitive proxy statement for our 2022 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Compensation Discussion and Analysis, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation and Director Compensation in our definitive proxy statement for our 2022 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Compensation Discussion and Analysis, Security Ownership of Certain Beneficial Owners and Directors and Management in our definitive proxy statement for our 2022 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Corporate Governance and Certain Relationships and Related Transactions in our definitive proxy statement for our 2022 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference from the discussion responsive thereto under the caption Corporate Governance and Ratification of the Appointment of Independent Registered Public Accounting Firm in our definitive proxy statement for our 2022 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.
1.     FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page 83:
(i) Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
(ii) Consolidated Balance Sheets as of December 31, 2021 and 2020
(iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2021, 2020 and 2019
(iv) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2021, 2020 and 2019
(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
(vi) Notes to Consolidated Financial Statements
2.    FINANCIAL STATEMENT SCHEDULES.
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

4.5	Form of 1.75% Convertible Senior Note due 2025 (included in Exhibit 4.3).

4.6	Form of 0.75% Convertible Senior Note due 2028 (included in Exhibit 4.4).

4.7
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference from Exhibit 4.5 of Insmed Incorporated’s Annual Report on Form 10-K filed on February 25, 2021).

10.1**	Insmed Incorporated Amended and Restated 2000 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on May 8, 2013).

10.2**	Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 99.1 to Insmed Incorporated's Registration Statement on Form S-8 filed on May 24, 2013).

10.2.1**	Form of Award Agreement for Incentive Stock Options pursuant to the Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 10.5 to Insmed Incorporated's Annual Report on Form 10-K filed on March 6, 2014).

10.2.2**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 10.6 to Insmed Incorporated's Annual Report on Form 10-K filed on March 6, 2014).

10.3**	Insmed Incorporated 2015 Incentive Plan (incorporated by reference from Exhibit 99.1 to Insmed Incorporated's Registration Statement on Form S-8 filed on May 28, 2015).

10.3.1**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2015 Incentive Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 3, 2017).

10.4**	Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.4.1**	Form of Award Agreements for Restricted Stock Units pursuant to the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.4 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.4.2**	Amendment to Form of Award Agreement for Restricted Stock Units pursuant to the Insmed Incorporated 2017 Incentive Plan (filed herewith).

10.4.3**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.5 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.5**	Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 1, 2019).

10.5.1**	Amendment No. 1 to the Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Appendix A to Insmed Incorporated’s Proxy Statement on Schedule 14A filed March 31, 2020).

10.5.2**
Form of Award Agreement for Restricted Stock Units pursuant to the Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Exhibit 10.2 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed on October 28, 2021).

10.5.3**
Amendment to Form of Award Agreement for Restricted Stock Units pursuant to the Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Exhibit 10.3 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed on October 28, 2021).

10.5.4**	Form of Award Agreement for Restricted Stock Units to non-US employees pursuant to the Insmed Incorporated 2019 Incentive Plan (filed herewith).

10.5.5**
Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Exhibit 10.5.3 of Insmed Incorporated’s Annual Report on Form 10-K filed on February 25, 2021).

10.5.6**
Form of Award Agreement for Non-Qualified Stock Options issued to non-US employees pursuant to the Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed on October 28, 2021).

10.5.7**
Form of Award Agreement for Restricted Stock Units issued to directors pursuant to the Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Exhibit 10.5.4 of Insmed Incorporated’s Annual Report on Form 10-K filed on February 25, 2021).

10.5.8**	Form of Award Agreement for Performance-Based Restricted Stock Units pursuant to the Insmed Incorporated 2019 Incentive Plan (filed herewith).

10.5.9**	Form of Award Agreement for Performance-Based Restricted Stock Units to non-US employees pursuant to the Insmed Incorporated 2019 Incentive Plan (filed herewith).

10.6**
Omnibus Amendment to Insmed Incorporated Incentive Plans, dated December 10, 2020 (incorporated by reference from Exhibit 10.6 of Insmed Incorporated’s Annual Report on Form 10-K filed on February 25, 2021).

10.7**	Amendment No. 2 to Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Appendix A to Insmed Incorporated’s Proxy Statement on Schedule 14A filed April 1, 2021).

10.8**	Insmed Incorporated Senior Executive Bonus Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on November 5, 2013).

10.9**	Form of Non-Qualified Stock Option Inducement Award Agreement (incorporated by reference from Exhibit 10.6 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.10**	Form of Indemnification Agreement entered into with each of the Company's directors and officers (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on January 16, 2014).

10.11**	Employment Agreement, effective as of September 10, 2012, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on September 11, 2012).

10.11.1**	Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.5 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 1, 2019).

10.12**
Consulting Agreement, effective as of July 8, 2021, between Christine Pellizzari and Insmed Incorporated (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 5, 2021).

10.13**	Employment Agreement, effective as of January 2, 2013, between Insmed Incorporated and S. Nicole Schaeffer (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on May 7, 2015).

10.13.1**	Amendment to Employment Agreement, effective as of September 26, 2016, between Insmed Incorporated and S. Nicole Schaeffer (incorporated by reference from Exhibit 10.32 to Insmed Incorporated’s Annual Report on Form 10-K filed February 23, 2017).

10.13.2**
Second Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and S. Nicole Schaeffer (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed April 30, 2020).

10.14**	Employment Agreement, effective as of September 27, 2016, between Insmed Incorporated and Roger Adsett (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Quarterly Report on Form 10-Q filed November 3, 2016).

10.14.1**	Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and Roger Adsett (incorporated by reference from Exhibit 10.6 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 1, 2019).

10.14.2**	Second Amendment to Employment Agreement, effective as of July 23, 2021, between Insmed Incorporated and Roger Adsett (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 5, 2021).

10.15**	Employment Agreement, effective as of January 28, 2020, between Insmed Incorporated and Sara Bonstein (incorporated by reference from Exhibit 10.13 to Insmed Incorporated's Annual Report on Form 10-K filed February 25, 2020).

10.16**	Employment Agreement, effective as of March 17, 2014, between Insmed Incorporated and John Goll (incorporated by reference from Exhibit 10.14 to Insmed Incorporated's Annual Report on Form 10-K filed February 25, 2020).

10.17**
Employment Agreement, effective as of December 16, 2019, by and between Insmed Incorporated and Martina Flammer, M.D. (incorporated by reference from Exhibit 10.1 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 6, 2021).

10.17.1**
Amendment to Employment Agreement, effective as of July 23, 2021, between Insmed Incorporated and Martina Flammer, M.D. (incorporated by reference from Exhibit 10.4 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 5, 2021).

10.18**
Employment Agreement, effective as of July 8, 2021, by and between Insmed Incorporated and Michael Smith (incorporated by reference from Exhibit 10.1 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 5, 2021).

10.19*	License Agreement, dated April 25, 2008, between Transave, Inc. and PARI Pharma GmbH, and Amendments No. 1-4 thereto (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.19.1*	Amendment No. 5 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of October 5, 2015 (incorporated by reference from Exhibit 10.14.1 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.19.2*	Amendment No. 6 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of October 9, 2015 (incorporated by reference from Exhibit 10.14.2 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.19.3*	Amendment No. 7 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 21, 2017 (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on November 2, 2017).

10.19.4*	Amendment No. 8 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of December 19, 2018 (incorporated by reference from Exhibit 10.15.4 to Insmed Incorporated’s Annual Report on Form 10-K filed on February 22, 2019).

10.20*	Contract Manufacturing Agreement, dated February 7, 2014, between Insmed Incorporated and Resilience Biotechnologies Inc. (successor to Therapure Biopharma Inc.) (incorporated by reference from Exhibit 10.2.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.20.1*	Amending Agreement, dated March 13, 2014, between Insmed Incorporated and Resilience Biotechnologies Inc. (successor to Therapure Biopharma Inc.) (incorporated by reference from Exhibit 10.2.2 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.21*	Commercialization Agreement dated July 8, 2014 between Insmed Incorporated and PARI Pharma GmbH (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on November 6, 2014).

10.21.1*	Amendment No. 1 to Commercialization Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 21, 2017 (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on November 2, 2017).

10.22*	Manufacturing and Supply Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (incorporated by reference from Exhibit 10.39 to Insmed Incorporated's Annual Report on Form 10-K filed February 23, 2018).

10.23*	Technology Transfer Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (incorporated by reference from Exhibit 10.40 to Insmed Incorporated's Annual Report on Form 10-K filed February 23, 2018).

10.23.1*	Amendment to the Technology Transfer Agreement and to the Manufacturing and Supply Agreement, by and between Insmed Incorporated and Patheon UK Limited, dated as of March 11, 2021 (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 6, 2021).

10.24*	License Agreement, dated October 4, 2016, between Insmed Incorporated and AstraZeneca AB (incorporated by reference from Exhibit 10.29 to Insmed Incorporated’s Annual Report on Form 10-K filed February 23, 2017).

10.25	Lease Agreement, effective as of July 1, 2016, by and between Insmed Incorporated and CIP II/AR Bridgewater Holdings, LLC (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed August 4, 2016).

10.25.1
First Amendment to Lease Agreement, dated October 1, 2016, between CIP II/AR Bridgewater Holdings LLC and Insmed Incorporated (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 7, 2019).

10.25.2
Second Amendment to Lease Agreement, dated October 1, 2016, between CIP II/AR Bridgewater Holdings LLC and Insmed Incorporated (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 7, 2019).

10.26	Lease Agreement, dated September 11, 2018, by and between Insmed Incorporated and Exeter 700 Route 202/206, LLC (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on September 17, 2018).

10.27	Sales Agreement, dated as of February 25, 2021, by and between Insmed Incorporated and SVB Leerink LLC (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on February 25, 2021).

21.1	Subsidiaries of Insmed Incorporated (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (filed herewith).

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (filed herewith).

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003 (filed herewith).

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003 (filed herewith).

101	The following materials from Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019, and (v) Notes to the Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL and contained in Exhibit 101.

*	Certain portions of this exhibit have been redacted.

**	Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2022.

INSMED INCORPORATED a Virginia corporation (Registrant)
By:	/s/ WILLIAM H. LEWIS
William H. Lewis Chair and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 17, 2022.

Signature	Title

/s/ WILLIAM H. LEWIS	Chair and Chief Executive Officer (Principal Executive Officer)
William H. Lewis

/s/ SARA BONSTEIN	Chief Financial Officer (Principal Financial and Accounting Officer)
Sara Bonstein

/s/ DAVID R. BRENNAN	Lead Independent Director
David R. Brennan

/s/ ALFRED F. ALTOMARI	Director
Alfred F. Altomari

/s/ ELIZABETH MCKEE ANDERSON	Director
Elizabeth McKee Anderson

/s/ CLARISSA DESJARDINS, PH.D.	Director
Clarissa Desjardins, Ph.D.

/s/ STEINAR J. ENGELSEN, M.D.	Director
Steinar J. Engelsen, M.D.

/s/ LEO LEE	Director
Leo Lee

/s/ DAVID W.J. MCGIRR	Director
David W.J. McGirr

/s/ CAROL A. SCHAFER	Director
Carol A. Schafer

/s/ MELVIN SHAROKY, M.D.	Director
Melvin Sharoky, M.D.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Insmed Incorporated (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Variable consideration in contracts with customers
Description of the Matter
As discussed in Note 2 of the consolidated financial statements, the transaction price for product sales is typically adjusted for variable consideration, which includes rebates paid to government agencies, specifically Medicaid. The Company estimates these reserves based upon a range of possible outcomes that are probability-weighted for the estimated payor mix.

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

Valuation of intangible assets acquired in a business combination
Description of the Matter
As discussed in Note 2 and 15 of the consolidated financial statements, the Company acquired all of the equity interests of Motus and AlgaeneX, each a privately held, preclinical stage company. In connection with the acquisition the Company recognized $29.6 million of in-process research and development intangible assets.

Auditing the Company's accounting for its acquisition was especially complex due to the significant estimation and judgment required by management in determining the fair value of in-process research and development intangible assets acquired. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of the in-process research and development intangible assets. The Company used the multi-period excess earnings method of the income approach to measure the fair value of the in-process research and development intangible assets acquired. The significant assumptions used to estimate the fair value of the in-process research and development intangible assets acquired included the estimated probability of regulatory success rates, expected pricing, relevant market size and share and discount rate. Given the preclinical nature of the assets acquired, these significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We identified, evaluated and tested controls over management’s review related to the Company’s accounting for acquisitions. Our testing of controls included controls over the valuation of the intangible assets acquired including the valuation model used and the underlying assumptions used to develop such estimates, and controls over the completeness and accuracy of the data used to develop the estimates.

To test the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company's use of the income approach (the multi-period excess earnings method), testing the significant assumptions used in the model, including the discount rate, estimated probability of regulatory success rates, expected pricing, relevant market size and share, and assessing the completeness and accuracy of the underlying data. We compared the significant assumptions to current industry, and market data, to the assumptions used to value similar assets in other acquisitions and to other guideline companies within the same industry. We involved our valuation professionals to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1999, but we are unable to determine the specific year.

Iselin, New Jersey
February 17, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated
Opinion on Internal Control Over Financial Reporting
We have audited Insmed Incorporated’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Insmed Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, the related notes and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Iselin, New Jersey
February 17, 2022

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$716,782	$532,756
Accounts receivable	24,351	16,562
Inventory	67,009	49,592
Prepaid expenses and other current assets	28,898	23,982
Total current assets	837,040	622,892

Marketable securities	50,043	—
Fixed assets, net	52,955	53,953
Finance lease right-of-use assets	9,256	10,334
Operating lease right-of-use assets	33,305	32,946
Intangibles, net	73,809	49,261
Goodwill	136,110	—
Other assets	50,990	26,769
Total assets	$1,243,508	$796,155

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$35,784	$42,853
Accrued liabilities	60,665	37,807
Accrued compensation	28,581	25,591
Finance lease liabilities	609	1,081
Operating lease liabilities	9,527	11,475
Total current liabilities	135,166	118,807

Debt, long-term	566,588	356,318
Contingent consideration	75,668	—
Finance lease liabilities, long-term	14,103	14,713
Operating lease liabilities, long-term	21,441	21,255
Other long-term liabilities	20,074	9,178
Total liabilities	833,040	520,271

Shareholders' equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 118,738,266 and 102,763,060 issued and outstanding shares at December 31, 2021 and December 31, 2020, respectively	1,187	1,028
Additional paid-in capital	2,673,556	2,105,252
Accumulated deficit	(2,265,243)	(1,830,589)
Accumulated other comprehensive income	968	193
Total shareholders' equity	410,468	275,884
Total liabilities and shareholders' equity	$1,243,508	$796,155
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Product revenues, net	$188,461	$164,413	$136,467

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	44,152	39,872	24,212
Research and development	272,744	181,157	131,711
Selling, general and administrative	234,273	203,613	210,796
Amortization of intangible assets	5,052	5,003	4,993
Change in fair value of deferred and contingent consideration liabilities	7,334	—	—
Total operating expenses	563,555	429,645	371,712

Operating loss	(375,094)	(265,232)	(235,245)

Investment income	174	1,703	9,921
Interest expense	(40,473)	(29,564)	(27,705)
Loss on extinguishment of debt	(17,689)	—	—
Other (expense) income, net	(3,330)	405	(531)
Loss before income taxes	(436,412)	(292,688)	(253,560)

(Benefit) provision for income taxes	(1,758)	1,402	777

Net loss	$(434,654)	$(294,090)	$(254,337)

Basic and diluted net loss per share	$(3.88)	$(3.01)	$(3.01)

Weighted average basic and diluted common shares outstanding	112,111	97,605	84,560

Net loss	$(434,654)	$(294,090)	$(254,337)

Other comprehensive income (loss):
Foreign currency translation and other gains (losses)	775	203	(1)
Total comprehensive loss	$(433,879)	$(293,887)	$(254,338)

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2018	77,308	$773	$1,489,664	$(1,282,162)	$(9)	$208,266
Comprehensive loss:
Net loss				(254,337)		(254,337)
Other comprehensive loss					(1)	(1)
Exercise of stock options and ESPP shares issuance	1,632	16	19,684			19,700
Equity component of convertible debt	10,658	107	260,967			261,074
Issuance of common stock for vesting of RSUs	84	1				1
Stock compensation expense			26,971			26,971
Balance at December 31, 2019	89,682	$897	$1,797,286	$(1,536,499)	$(10)	$261,674
Comprehensive loss:
Net loss				(294,090)		(294,090)
Other comprehensive income					203	203
Exercise of stock options and ESPP shares issuance	1,795	18	26,054			26,072
Net proceeds from issuance of common stock	11,155	112	245,754			245,866
Issuance of common stock for vesting of RSUs	131	1				1
Stock compensation expense			36,158			36,158
Balance at December 31, 2020	102,763	$1,028	$2,105,252	$(1,830,589)	$193	$275,884
Comprehensive loss:
Net loss				(434,654)		(434,654)
Other comprehensive income					775	775
Exercise of stock options and ESPP shares issuance	1,359	13	22,022			22,035
Net proceeds from issuance of common stock	11,500	115	269,771			269,886
Equity component of convertible debt issuance			196,358			196,358
Equity component of convertible debt redemption			(37,846)			(37,846)
Issuance of common stock for vesting of RSUs	217	2				2
Issuance of common stock for business acquisition	2,899	29	71,978			72,007
Stock compensation expense			46,021			46,021
Balance at December 31, 2021	118,738	$1,187	$2,673,556	$(2,265,243)	$968	$410,468

See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(434,654)	$(294,090)	$(254,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,130	9,147	5,188
Amortization of intangible assets	5,052	5,003	4,993
Stock-based compensation expense	46,021	36,158	26,971
Loss on extinguishment of debt	17,689	—	—
Amortization of debt issuance costs and accretion of debt discount	31,039	20,378	19,382
Finance lease amortization expense	1,078	1,078	360
Noncash operating lease expense	12,589	5,932	9,763
Change in fair value of deferred and contingent consideration liabilities	7,334	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,118)	2,670	(13,717)
Inventory	(17,456)	(21,180)	(21,281)
Prepaid expenses and other current assets	(5,549)	(3,114)	(8,718)
Other assets	(24,435)	(6,261)	(16,008)
Accounts payable	(7,575)	29,825	(4,966)
Accrued liabilities, accrued compensation and other	4,553	(4,894)	1,721
Net cash used in operating activities	(363,302)	(219,348)	(250,649)
Investing activities
Purchase of fixed assets	(7,289)	(6,240)	(42,268)
Purchase of marketable securities	(50,292)	—	—
Cash paid for Business Acquisition, net	(6,704)	—	—
PARI milestone upon regulatory approvals	—	(582)	—
Net cash used in investing activities	(64,285)	(6,822)	(42,268)
Financing activities
Proceeds from exercise of stock options, ESPP, and RSU vesting	22,037	26,073	19,701
Proceeds from issuance of common stock, net	269,886	245,866	261,074
Payment on extinguishment of 1.75% convertible senior notes due 2025	(12,578)	—	—
Payment of principal of 1.75% convertible senior notes due 2025	(225,000)	—	—
Proceeds from issuance of 0.75% convertible senior notes due 2028	575,000	—	—
Payment of debt issuance costs	(15,718)	—	—
Other financing activities	(1,081)	(936)	4,503
Net cash provided by financing activities	612,546	271,003	285,278
Effect of exchange rates on cash and cash equivalents	(933)	494	(4)
Net increase (decrease) in cash and cash equivalents	184,026	45,327	(7,643)
Cash and cash equivalents at beginning of period	532,756	487,429	495,072
Cash and cash equivalents at end of period	$716,782	$532,756	$487,429
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,890	$9,186	$7,883
Cash paid for income taxes	$1,558	$814	$339
 See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Description of Business and Basis of Presentation
Description of Business—Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE, is approved in the US as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the EC approved ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. In March 2021, Japan's MHLW approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's clinical-stage pipeline includes brensocatib and TPIP. Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which the Company is developing for the treatment of patients with bronchiectasis, CF and other neutrophil-mediated diseases. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PAH and PH-ILD.
The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Bridgewater, New Jersey. The Company has legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the UK, and Japan.
The Company had $716.8 million in cash and cash equivalents and $50.0 million of marketable securities as of December 31, 2021 and reported a net loss of $434.7 million for the year ended December 31, 2021. Historically, the Company has funded its operations primarily through public offerings of equity securities and debt financings. The Company commenced commercial shipments of ARIKAYCE in October 2018. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP and its other pipeline programs, and continuing and commencing pre-commercial, commercialization and regulatory activities for ARIKAYCE, and funding other general and administrative activities.
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
Risks and Uncertainties—There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the year ended December 31, 2021, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.        Summary of Significant Accounting Policies
Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions. The amounts of assets and liabilities reported in the Company's balance sheets and the amounts of revenues and expenses reported for each period presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue allowances, stock-based compensation, income taxes, loss contingencies, acquisition related intangibles including IPR&D and goodwill, fair value of contingent consideration, and accounting for research and development costs. Actual results could differ from those estimates.
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
Marketable Securities—Marketable securities consists of available-for-sale investments in US Treasury Notes with an original maturity of greater than 90 days. Marketable securities under this classification are recorded at fair value and unrealized gains and losses within accumulated other comprehensive income. The estimated fair value of available-for-sale marketable securities is determined based on quoted market prices. Management does not expect the Company's available-for-sale securities to be sold or redeemed within the next year and therefore has classified the marketable securities as long-term assets in the consolidated balance sheet.
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
Finite-lived Intangible Assets—Finite-lived intangible assets are measured at their respective fair values on the date they were recorded and, with respect to the acquired ARIKAYCE R&D intangible asset, at the date of subsequent adjustments of fair value. The fair values assigned to the Company's intangible assets are based on reasonable estimates and assumptions given available facts and circumstances.
Impairment Assessment—The Company reviews the recoverability of its finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, the Company measures the amount of the impairment by comparing to the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed at December 31, 2021.
Business Combinations and Asset Acquisitions—The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in ASU 2017-01, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, Business Combinations, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.
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
Indefinite-lived Intangible Assets—Indefinite-lived intangible assets consist of IPR&D. IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance. The Company performed a qualitative annual test for its indefinite-lived intangible assets as of October 1, 2021. During the year ended December 31, 2021, the Company concluded that no impairment exists.
Goodwill—Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. The Company performed a qualitative annual test for goodwill as of October 1, 2021. During the year ended December 31, 2021, the Company concluded that no impairment exists. The Company reassesses its reporting units as part of its annual segment review. As of December 31, 2021, the Company concluded that it continues to operate as one reporting unit. An entity is permitted to first assess qualitative factors to determine if a

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.
Leases—A lease is a contract, or part of a contract, that conveys the right to control the use of explicitly or implicitly identified property, plant or equipment in exchange for consideration. Control of an asset is conveyed to the Company if the Company obtains the right to obtain substantially all of the economic benefits of the asset or the right to direct the use of the asset. The Company recognizes right-of-use (ROU) assets and lease liabilities at the lease commencement date based on the present value of future, fixed lease payments over the term of the arrangement. ROU assets are amortized on a straight-line basis over the term of the lease or are amortized based on consumption, if this approach is more representative of the pattern in which benefit is expected to be derived from the underlying asset. Lease liabilities accrete to yield and are reduced at the time when the lease payment is payable to the vendor. Variable lease payments are recognized at the time when the event giving rise to the payment occurs and are recognized in the consolidated statements of comprehensive loss in the same line item as expenses arising from fixed lease payments.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of December 31, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$716.8	$716.8	$—	$—
Marketable securities	$50.0	$50.0	$—	$—
Deferred consideration	$14.9	$—	$14.9	$—
Contingent consideration liabilities	$75.7	$—	$—	$75.7

	As of December 31, 2020
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$532.8	$532.8	$—	$—
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the year ended December 31, 2021, new Level 1 assets were added in connection with the Companies purchase of available-for-sale securities. Additionally, during the year ended December 31, 2021, new Level 2 and Level 3 liabilities were added in connection with the Business Acquisition. There were no other transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the Company held $50.0 million of available-for-sale securities, net of an unrealized loss of $0.2 million recorded in accumulated other comprehensive income. As of December 31, 2020, the Company held no securities that were in an unrealized gain or loss position.
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
Deferred Consideration
The deferred consideration arose from the Business Acquisition in August 2021 (see Note 15). The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date, subject to certain reductions. A valuation of the deferred consideration is performed quarterly with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. As the deferred consideration is settled in shares, there is no discount rate applied in the fair value calculation.
The deferred consideration has been classified as a Level 2 recurring liability as its valuation utilizes an input, the Insmed share price on the valuation date, which is a directly observable input at the measurement date and for the duration of the liabilities' anticipated lives. Deferred consideration expected to be settled within twelve months or less is classified as a current liability and are included in accrued liabilities. As of December 31, 2021, the fair value of deferred consideration included in accrued liabilities was $4.9 million. Deferred consideration expected to be settled in more than twelve months are classified as a non-current liability and are included in other long-term liabilities. As of December 31, 2021, the fair value of deferred consideration included in other long-term liabilities was $10.0 million.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
The following observable input was used in the valuation of the deferred consideration as of December 31, 2021:

	Fair Value as of December 31, 2021 (in millions)	Observable Input	Input Value
Deferred consideration	$14.9	Insmed share price on December 31, 2021	$27.24
Contingent Consideration Liabilities
The contingent consideration liabilities arose from the Business Acquisition in August 2021 (see Note 15). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher milestone and net sales milestones. Upon the achievement of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 5,348,572 shares in the aggregate and AlgaeneX equityholders up to 368,867 shares in the aggregate. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. At December 31, 2021, the weighted average probability of success was 42%. The development and regulatory milestones will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation.
If the Company were to receive a priority review voucher, the Company is obligated to pay to the Motus equityholders a portion of the value of the priority review voucher, subject to certain reductions. The potential payout will be either 50% of the after tax net proceeds received by the Company from a sale of the priority review voucher or 50% of the average of the sales prices for the last three publicly disclosed priority review voucher sales, less certain adjustments. The fair value of the priority review voucher milestone is estimated utilizing a probability-adjusted discounted cash flow approach. This obligation will be settled in cash.
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of December 31, 2021, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.
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
The following significant unobservable inputs were used in the valuation of the contingent consideration liabilities as of December 31, 2021 (in millions):

Contingent Consideration Liabilities	Fair Value as of December 31, 2021	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$65.5	Probability-adjusted	Probabilities of success	14% - 95%
Priority review voucher milestone	$5.3	Probability-adjusted discounted cash flow	Probability of success	13.5%
			Discount rate	6.7%
The following table is a summary of the changes in the fair value of the Company's valuations for the deferred and contingent consideration liabilities for the period ended December 31, 2021 (in thousands):

	2021
	January 1,	Additions	Change in Fair Value	Adjustments	December 31,
Deferred consideration	$—	13,700	1,372	(141)	$14,931
Contingent consideration	$—	69,706	5,962	—	$75,668

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
Convertible Notes
The estimated fair value of the of the Company's 0.75% convertible senior notes due 2028 (the 2028 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of December 31, 2021 was $633.3 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the 2028 Convertible Notes. The $377.8 million carrying value of the 2028 Convertible Notes as of December 31, 2021 excludes the $187.8 million and $9.4 million of the unamortized portion of the debt discount and issuance costs, respectively.
The estimated fair value of the of the Company's 1.75% convertible senior notes due 2025 (the 2025 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of December 31, 2021 was $228.1 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the 2025 Convertible Notes. The $188.8 million carrying value of the 2025 Convertible Notes as of December 31, 2021 excludes the $34.1 million and $2.1 million of the unamortized portion of the debt discount and issuance costs, respectively.
Foreign Currency—The Company has operations in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the UK, and Japan. The results of its non-US dollar based functional currency operations are translated to US dollars at the average exchange rates during the period. Assets and liabilities are translated at the exchange rate prevailing at the balance sheet date. Equity is translated at the prevailing exchange rate at the date of the equity transaction. Translation adjustments are included in shareholders' equity, as a component of accumulated other comprehensive income.
The Company realizes foreign currency transaction gains (losses) in the normal course of business based on movements in the applicable exchange rates. These gains (losses) are included as a component of other (expense) income, net.
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for collectible trade receivables. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the year ended December 31, 2021 and 2020.

	Percentage of Total Gross Product Revenue
	2021	2020
Customer A	27%	27%
Customer B	24%	28%
Customer C	24%	23%
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
Revenue Recognition - In accordance with ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.

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
Product revenues, net consist of net sales of ARIKAYCE. The Company's customers in the US include specialty pharmacies and specialty distributors. In December 2020, the Company began recognizing product revenue from commercial sales of ARIKAYCE in Europe. In July 2021, the Company began recognizing product revenue from commercial sales of ARIKAYCE in Japan. Globally, product revenues are recognized once the Company performs and satisfies all five steps mentioned above.
The following table presents a summary of the Company's product revenues, net by geographic location for the years ended December 31, 2021 and 2020 (in thousands).

	For the Year Ended December 31,
	2021	2020
US	$159,510	$157,520
Japan	16,006	—
Europe and rest of world	12,945	6,893
Total product revenues, net	$188,461	$164,413
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
The following table provides a summary roll-forward of the Company's sales allowances and related accruals for the years ended December 31, 2021 and 2020, which have been deducted in arriving at product revenues, net (in thousands).

	Customer Credits, Fees and Discounts	Rebates, Chargebacks and Co-pay Assistance	Total
Balance as of December 31, 2020	$453	$4,518	$4,971
Allowances for current period sales	6,788	21,347	28,135
Allowances for prior period sales	—	(476)	(476)
Payments and credits	(4,119)	(20,113)	(24,232)
Balance as of December 31, 2021	$3,122	$5,276	$8,398

Balance as of December 31, 2019	$464	$5,171	$5,635
Allowances for current period sales	3,731	18,244	21,975
Allowances for prior period sales	—	(288)	(288)
Payments and credits	(3,742)	(18,609)	(22,351)
Balance as of December 31, 2020	$453	$4,518	$4,971
The Company also recognizes revenue related to various EAPs in Europe, predominately in France. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations.
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
Research and Development—R&D expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in the Company's research and development functions, including medical affairs. R&D expense also includes other internal operating expenses, the cost of manufacturing a product candidate, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
preclinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as brensocatib. The Company's expenses related to manufacturing its product candidates and medical devices for clinical study are primarily related to activities at CMOs that manufacture its clinical product supply of ARIKAYCE, brensocatib and TPIP. The Company's expenses related to clinical trials are primarily related to activities at CROs that conduct and manage clinical trials on the Company's behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.
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
Investment Income and Interest Expense—Investment income consists of interest income earned on the Company's cash and cash equivalents and marketable securities. Interest expense consists primarily of interest costs related to the Company's debt.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
The following table sets forth the reconciliation of the weighted average number of shares used to compute basic and diluted net loss per share for the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net loss	$(434,654)	$(294,090)	$(254,337)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	112,111	97,605	84,560
Effect of dilutive securities:
Common stock options	—	—	—
Unvested restricted stock and restricted stock units	—	—	—
Convertible debt securities	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	112,111	97,605	84,560
Net loss per share:
Basic and diluted	$(3.88)	$(3.01)	$(3.01)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of December 31, 2021, 2020 and 2019 as their effect would have been anti-dilutive (in thousands).

	As of December 31,
	2021	2020	2019
Common stock options	14,089	12,263	10,493
Unvested restricted stock and restricted stock units	1,020	844	501
Convertible debt securities	23,438	11,492	11,492
Segment Information—The Company currently operates in one business segment, which is the development and commercialization of therapies for patients with rare diseases. The Company has a single management team that reports to the Chief Executive Officer, the chief operating decision maker, who comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company has one reportable segment.
Recently Adopted Accounting Pronouncements—In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. For public business entities, the guidance was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. The Company adopted this guidance January 1, 2021. The adoption of the guidance did not have a material impact on the consolidated financial statements and accompanying notes.
Recent Accounting Pronouncements (Not Yet Adopted)—In August 2020, the FASB issued ASU 2020-06, Debt — Accounting for Convertible Instruments, to reduce the complexity associated with applying US generally accepted accounting principles (GAAP) to certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the number of accounting models for convertible debt instruments is reduced, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Only convertible instruments that meet the definition of a derivative or are issued with substantial premiums will continue to be subject to the separation models. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021. A modified retrospective and a fully retrospective transition method are both permitted. The Company anticipates transitioning using the modified retrospective method and anticipates the impact of adopting ASU 2020-06 to result in a January 1, 2022 opening balance sheet adjustment increasing debt

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
by approximately $222 million and issuance costs classified to debt by approximately $6 million, decreasing the deferred tax liability by approximately $1 million, as well as an increase to retained earnings of approximately $79 million, with an offsetting reduction to additional paid-in-capital of approximately $294 million, net of tax. Effective January 1, 2022, the Company expects convertible debt interest expense will be comprised of contractual interest expense calculated from the face value of the convertible notes and annual amortization of debt issuance costs of approximately $3.3 million.
3.        Inventory
The Company's inventory balance consists of the following (in thousands):

	As of December 31,
	2021	2020
Raw materials	$29,541	$21,601
Work-in-process	18,528	18,754
Finished goods	18,940	9,237
	$67,009	$49,592
Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company began capitalizing inventory costs following FDA approval of ARIKAYCE in September 2018 and has not recorded any significant inventory write-downs since that time. The Company currently uses a limited number of third-party CMOs to produce its inventory.
4. Intangibles, Net and Goodwill
Intangibles, Net
Finite-lived Intangible Assets
As of December 31, 2021, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D and the milestones paid to PARI for the license to use PARI's Lamira® Nebulizer System for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestones intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of these assets during each of the next five years is estimated to be approximately $5.1 million per year.
Indefinite-lived Intangible Assets
As of December 31, 2021, the Company's indefinite-lived intangible assets consisted of acquired IPR&D from the Business Acquisition (see Note 15). Indefinite-lived intangible assets are not amortized.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.        Intangibles, Net and Goodwill (Continued)

A rollforward of the Company's intangible assets for the years ended December 31, 2021 and 2020 follows (in thousands):

	2021
Intangible Asset	January 1,	Additions	Amortization	December 31,
Acquired ARIKAYCE R&D	$47,289	$—	$(4,850)	$42,439
Acquired IPR&D	—	29,600	—	29,600
PARI milestones	1,972	—	(202)	1,770
	$49,261	$29,600	$(5,052)	$73,809

	2020
Intangible Asset	January 1,	Additions	Amortization	December 31,
Acquired ARIKAYCE R&D	$52,139	$—	$(4,850)	$47,289
PARI milestone	1,543	582	(153)	1,972
	$53,682	$582	$(5,003)	$49,261
Goodwill
The Company's goodwill balance of $136.1 million as of December 31, 2021 resulted from the August 2021 Business Acquisition (see Note 15).
5.        Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)	As of December 31,
Asset Description		2021	2020
Lab equipment	7	$11,862	$10,352
Furniture and fixtures	7	5,799	5,917
Computer hardware and software	3 - 5	7,264	7,267
Office equipment	7	89	88
Manufacturing equipment	7	1,145	1,567
Leasehold improvements	lease term	36,073	35,289
Construction in progress (CIP)	—	27,784	21,823
		90,016	82,303
Less accumulated depreciation		(37,061)	(28,350)
		$52,955	$53,953
Depreciation expense was $9.1 million, $9.1 million and $5.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.        Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2021	2020
Accrued clinical trial expenses	$19,410	$6,733
Accrued professional fees	10,678	8,594
Accrued technical operation expenses	6,187	9,164
Accrued royalty payable	6,655	3,423
Accrued interest payable	2,175	3,631
Accrued sales allowances and related costs	8,275	5,051
Deferred consideration from business acquisition	4,883	—
Accrued construction costs	551	364
Other accrued liabilities	1,851	847
	$60,665	$37,807
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.        Leases (Continued)
The table below summarizes the Company's total lease costs included in its consolidated financial statements, as well as other required quantitative disclosures (in thousands).

	As of December 31, 2021		As of December 31, 2020
Finance lease cost:
Amortization of right-of-use assets	$1,078		$1,078
Interest on lease liabilities	1,300		1,301
Total finance lease cost		$2,378		$2,379
Operating lease cost		12,125		8,664
Variable lease cost		7,043		9,950
Total lease cost		$21,546		$20,993

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases		$1,300		$1,301
Operating cash flows for operating leases		$14,598		$8,813
Financing cash flows for finance leases		$1,081		$936
Right-of-use assets obtained in exchange for new finance lease liabilities		$—		$—
Right-of-use assets obtained in exchange for new operating lease liabilities		$12,948		$1,205
Weighted average remaining lease term - finance leases		8.6 years		9.6 years
Weighted average remaining lease term - operating leases		3.8 years		4.4 years
Weighted average discount rate - finance leases		8.6%		8.6%
Weighted average discount rate - operating leases		7.0%		7.4%
In addition to the operating lease costs disclosed above, the Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $7.0 million and $9.9 million for the years ended December 31, 2021 and 2020, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.        Leases (Continued)
The table below presents the maturity of lease liabilities on an annual basis for the remaining years of the Company's commenced lease agreements (in thousands).

Year Ending December 31,	Finance Lease	Operating Leases
2022	$1,819	$11,315
2023	1,670	7,927
2024	2,556	7,270
2025	2,615	7,182
2026	2,673	1,218
Thereafter	10,059	311
Total	21,392	35,223
Less: present value discount	6,680	4,255
Present value of lease liabilities	$14,712	$30,968
Balance Sheet Classification at December 31, 2021:
Current lease liabilities	$609	$9,527
Long-term lease liabilities	14,103	21,441
Total lease liabilities	$14,712	$30,968
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $32.3 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.
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
On or after October 15, 2024, until the close of business on the second scheduled trading day immediately preceding January 15, 2025, holders may convert their 2025 Convertible Notes at any time. The initial conversion rate for the 2025 Convertible Notes is 25.5384 shares of common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $39.16 per share of common stock). On or after March 1, 2028, until the close of business on the second scheduled trading day immediately preceding June 1, 2028, holders may convert their 2028 Convertible

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.        Debt (Continued)

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
Each series of convertible notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in both series of convertible notes are not required to be separately accounted for as a derivative. However, since the convertible notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate each series of convertible notes into liability and equity components. The carrying amount of the liability component of each series of convertible notes as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option for each series of convertible notes was determined by deducting the fair value of the liability component from the gross proceeds of the applicable convertible notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the 2025 Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6% and, accordingly, the residual equity component on the date of issuance was $140.9 million. The fair value of the liability component of the 2028 Convertible Notes on the date of issuance was estimated at $371.6 million using an effective interest rate of 7.1% and, accordingly, the residual equity component on the date of issuance was $203.4 million. The

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.        Debt (Continued)

respective discounts are being amortized to interest expense over the term of the applicable series of convertible notes and have remaining periods of approximately 3.04 years, with respect to the 2025 Convertible Notes, and 6.42 years, with respect to the 2028 Convertible Notes. The following table presents the carrying value of the Company’s debt balance as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Face value of outstanding convertible notes	$800,000	$450,000
Debt issuance costs, unamortized	(11,539)	(5,646)
Discount on debt	(221,873)	(88,036)
Long-term debt, net	$566,588	$356,318
As of December 31, 2021, future principal repayments of the debt for each of the fiscal years through maturity were as follows (in thousands):

Year Ending December 31:
2022	$—
2023	—
2024	—
2025	225,000
2026	—
2027 and thereafter	575,000
$800,000
     The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place. As of December 31, 2021 and 2020, the fair value of the Company's debt approximated the carrying amount.
Interest Expense
Interest expense related to debt and the finance lease for the years ended December 31, 2021, 2020, and 2019, which includes the contractual interest coupon payable semi-annually in cash, the amortization of the issuance costs, and accretion of debt discount is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Contractual interest expense	$8,134	$7,885	$7,883
Amortization of debt issuance costs	1,890	1,397	1,397
Accretion of debt discount	29,149	18,981	17,985
Total convertible debt interest expense	$39,173	$28,263	$27,265
Finance lease interest expense	1,300	1,301	440
Total interest expense	$40,473	$29,564	$27,705
9.        Shareholders' Equity
Common Stock—As of December 31, 2021, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 and 118,738,266 shares of common stock issued and outstanding. In addition, as of December 31, 2021, the Company had reserved 14,088,960 shares of common stock for issuance upon the exercise of outstanding common stock options and 1,019,714 shares of common stock for issuance upon the vesting of RSUs. The Company has also reserved 23,438,430 shares of common stock for issuance upon conversion of the 2025 Convertible Notes and 2028 Convertible Notes, in the aggregate, subject to adjustment in accordance with the applicable indentures. In connection with the Company’s Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.        Shareholders' Equity (Continued)
related reductions. The shares of the Company’s common stock reserved in connection with the Motus acquisition were partly issued as acquisition consideration at closing, and will also be issued upon the first, second and third anniversaries of the acquisition’s closing date and upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions.
Of the 9,406,112 shares reserved, subject to certain closing-related reductions, the Company issued 2,889,367 shares of the Company's common stock in connection with its Business Acquisition in the third quarter of 2021, following certain closing-related deductions. See Note 15 for additional information related to the Business Acquisition.
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
In the first quarter of 2021, the Company entered into a sales agreement with SVB Leerink LLC (SVB Leerink), to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an “at the market” equity offering program (the ATM program), under which SVB Leerink acts as sales agent. As of December 31, 2021, the Company had not sold or issued any shares under the ATM program.
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
In the second quarter of 2019, the Company completed an underwritten public offering of 10,657,692 shares of the Company's common stock, including 1,042,307 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares at a public offering price of $26.00. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and commissions and other offering expenses of $16.0 million, were $261.1 million. The offering also included the sale of 400,000 shares from the Company's Chair and Chief Executive Officer, from which the Company received no proceeds.
Preferred Stock—As of December 31, 2021 and 2020, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 and no shares of preferred stock were issued and outstanding.
10.        Stock-Based Compensation
The Company’s current equity compensation plan, the 2019 Incentive Plan, was approved by shareholders at the Company’s Annual Meeting of Shareholders in May 2019. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. On May 16, 2019, upon the approval of the 2019 Incentive Plan by shareholders, 3,500,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the 2017 Incentive Plan, the 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. On May 12, 2020, at the Company's 2020 Annual Meeting of Shareholders, the Company's shareholders approved an amendment of the 2019 Incentive Plan providing for the issuance of an additional 4,500,000 shares under the plan. On May 12, 2021, at the Company's 2021 Annual Meeting of Shareholders, the Company's shareholders approved the second amendment to the 2019 Incentive Plan providing for the issuance of an additional 2,750,000 shares under the plan. As of December 31, 2021, 5,226,409 shares remained for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options. These awards are made pursuant to the Nasdaq inducement grant exception as a component of new hires’ employment compensation in connection with the Company’s equity grant program. During the twelve months ended December 31, 2021 and 2020, the Company granted inducement stock options covering 1,117,020 and 996,830 shares, respectively, of the Company's common stock to new employees.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.        Stock-Based Compensation (Continued)
Stock Options—The Company calculates the fair value of stock options granted using the Black-Scholes valuation model. The following table summarizes the grant date fair value and assumptions used in determining the fair value of all stock options granted, including grants of inducement options, during the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Volatility	70%-71%	66% - 71%	67% - 70%
Risk-free interest rate	0.36%-1.20%	0.22% - 1.67%	1.35% - 2.56%
Dividend yield	0.0%	0.0%	0.0%
Expected option term (in years)	5.84	5.17	5.09
Weighted average fair value of stock options granted	$18.50	$13.75	$8.76
For the years ended December 31, 2021, 2020 and 2019, the volatility factor was based on the Company’s historical volatility during the expected option term. The company accounts for forfeitures as they occur.
From time to time, the Company has granted performance-conditioned options to certain of its employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the grantees fulfilling a service condition (continued employment). As of December 31, 2021, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria. The Company had no performance options outstanding as of December 31, 2020 and 2019.
The following table summarizes stock option activity for stock options granted for the years ended December 31, 2021, 2020 and 2019 as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in '000)
Options outstanding at December 31, 2018	9,381,730	$16.30
Granted	3,434,270	$15.02
Exercised	(1,413,341)	$11.87
Forfeited and expired	(909,713)	$19.02
Options outstanding at December 31, 2019	10,492,946	$16.24
Exercisable at December 31, 2019	5,719,818	$15.38
Granted	3,990,740	$24.12
Exercised	(1,678,604)	$14.04
Forfeited and expired	(541,680)	$23.98
Options outstanding at December 31, 2020	12,263,402	$18.84
Exercisable at December 31, 2020	6,028,261	$16.15
Granted	4,039,360	$30.18
Exercised	(1,235,186)	$15.50
Forfeited and expired	(978,616)	$24.35
Options outstanding at December 31, 2021	14,088,960	$22.00	6.91	$90,317
Exercisable at December 31, 2021	7,292,851	$17.97	5.34	$70,204
The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $22.1 million, $24.0 million and $16.5 million, respectively.
As of December 31, 2021, there was $83.8 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.8 years.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.        Stock-Based Compensation (Continued)
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
The following table summarizes RSU awards granted during the years ended December 31, 2021, 2020 and 2019:

	Number of RSUs	Weighted Average Grant Price
Outstanding at December 31, 2018	227,826	$29.14
Granted	407,655	$27.89
Released	(92,145)	$28.05
Forfeited	(42,514)	$29.11
Outstanding at December 31, 2019	500,822	$28.32
Granted	559,054	$23.85
Released	(161,774)	$28.90
Forfeited	(53,711)	$25.43
Outstanding at December 31, 2020	844,391	$25.43
Granted	607,578	$29.40
Released	(291,823)	$25.93
Forfeited	(140,432)	$27.73
Outstanding at December 31, 2021	1,019,714	$27.33
As of December 31, 2021, there was $18.8 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.1 years.
The following table summarizes the stock-based compensation recorded in the consolidated statements of comprehensive loss related to stock options and RSUs during the years ended December 31, 2021, 2020 and 2019 (in millions):

	Years Ended December 31,
	2021	2020	2019
Research and development expenses	$17.8	$11.8	$8.2
Selling, general and administrative expenses	28.2	24.4	18.8
Total stock-based compensation expense	$46.0	$36.2	$27.0
Employee Stock Purchase Plan - On May 15, 2018, the Company's shareholders approved the Company’s 2018 Employee Stock Purchase Plan (ESPP). As part of the ESPP, eligible employees may acquire an ownership interest in the Company by purchasing common stock, at a discount, through payroll deductions. The ESPP is compensatory under GAAP and the Company recorded stock compensation expense of $1.3 million, $1.2 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
11.        Income Taxes
The income tax (benefit) provision was $(1.8) million, $1.4 million and $0.8 million and the effective rates were approximately 0%, 0% and 0% for the years ended December 31, 2021, 2020 and 2019, respectively. As a result of the Tax Cuts and Jobs Act (the Tax Act), the Company recorded a noncurrent receivable to reflect the refund due to the Company in future periods relating to the previously paid alternative minimum tax. The income tax benefit for the year ended December 31, 2021 is primarily due to the partial reversal of a valuation allowance as a result of the Company's recent Business Acquisition (see Note 15), partially offset by current income tax expense. While the Business Acquisition resulted in a deferred tax liability recorded under ASC 805, an adjustment to the valuation allowance is required as this deferred tax liability provides a future

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.        Income Taxes (Continued)
reversal of a taxable temporary difference. In addition, the income tax provision for the years ended December 31, 2020 and 2019 reflected current income tax expense recorded as a result of the taxable income in certain of the Company's non-US subsidiaries and certain state income taxes.
For the years ended December 31, 2021 and 2020, the Company was also subject to foreign income taxes as a result of legal entities established for activities in Europe and Japan. The Company's loss before income taxes in the US and globally was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
US	$(348,845)	$(207,120)	$(201,161)
Foreign	(87,567)	(85,568)	(52,399)
Total	$(436,412)	$(292,688)	$(253,560)
The Company's income tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	104	268	10
Foreign	1,585	1,134	767
	1,689	1,402	777
Deferred:
Federal	(2,835)	—	—
State	(612)	—	—
Foreign	—	—	—
	(3,447)	—	—
Total	$(1,758)	$1,402	$777
The reconciliation between the federal statutory tax rates and the Company's effective tax rate is as follows:

	Years Ended December 31,
	2021	2020	2019
Statutory federal tax rate	21%	21%	21%
Permanent items	(1)%	—%	(1)%
State income taxes, net of federal benefit	4%	4%	6%
R&D and other tax credits	4%	2%	2%
Foreign income taxes	(1)%	1%	1%
Change in valuation allowance	(27)%	(32)%	(32)%
Change in Irish trading status	—%	4%	3%
Effective tax rate	—%	—%	—%
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.        Income Taxes (Continued)

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities consist of the following:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$471,407	$377,093
General business credits	140,121	123,305
Product license	4,963	5,652
Inventory	1,417	3,767
Lease liabilities	10,641	12,421
Stock-based compensation	25,600	21,664
Other	11,520	8,550
Deferred tax assets	665,669	552,452
Valuation allowance	(587,408)	(509,761)
Deferred tax assets, net of valuation allowance	$78,261	$42,691
Deferred tax liabilities:
Intangibles	$(15,214)	$(9,163)
Right-of-use assets	(9,840)	(11,054)
Convertible debt	(54,914)	(22,474)
Deferred tax liabilities	$(79,968)	$(42,691)
Net deferred tax liabilities	$(1,707)	$—
The deferred tax assets, net of valuation allowance of $78.3 million and $42.7 million at December 31, 2021 and 2020, respectively, primarily consist of net operating loss and tax credit carryforwards for income tax purposes. Due to the Company's history of operating losses, the Company recorded a valuation allowance on its net deferred tax assets by increasing the valuation allowance by $77.6 million and $96.3 million in 2021 and 2020, respectively, as it was more likely than not that such tax benefits will not be realized. A portion of the valuation allowance increase in 2021 is charged to tax expense and the remainder was charged to equity resulting from equity transactions. As a result of the Business Acquisition (see Note 15) and the convertible debt transactions (see Note 8), there is a net deferred tax liability at December 31, 2021. This is primarily attributable to state net operating loss limitations and the timing of future reversals of taxable temporary differences.
At December 31, 2021, the Company had federal net operating loss (NOL) carryforwards for income tax purposes of approximately $1.5 billion and federal tax credit carryforwards of $143.8 million. Due to the limitation on NOLs as more fully discussed below, $1.3 billion of the NOLs are available to offset future taxable income, if any. The NOL carryovers and general business tax credits expire in various years beginning in 2022. For state tax purposes, the Company has approximately $855.0 million of NOLs in various states available to offset against future taxable income. The Company also has California and Virginia NOLs that are entirely limited due to Section 382 (as discussed below). The Company has $332.9 million of non-trading loss carryforwards for Irish tax purposes. The Company has disallowed interest expense carryover of $12.5 million which carryforward indefinitely.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.        Income Taxes (Continued)
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
The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If such unrecognized tax benefits were realized and not subject to valuation allowances, the Company would recognize a tax benefit of $7.4 million. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	2021	2020
Balance as of January 1,	$5,633	$4,836
Additions related to prior period tax positions	112	—
Reductions related to prior period tax positions	—	(32)
Additions related to current period tax positions	1,637	829
Balance as of December 31,	$7,382	$5,633
The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the federal tax returns for the years ended 2018 and later, and is generally open for certain states for the years 2017 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.
The Company's policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. As of December 31, 2021 and 2020, the Company has recorded reserves for unrecognized income tax benefits of $7.4 million and $5.6 million, respectively. As any adjustment to the Company’s uncertain tax positions would not result in a cash tax liability, it has not recorded any accrued interest or penalties related to its uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.
12.        License and Other Agreements
In-License Agreements
PARI Pharma GmbH—In April 2008, the Company entered into a licensing agreement with PARI for use of the optimized Lamira Nebulizer System for delivery of ARIKAYCE in treating patients with NTM lung infections, CF and bronchiectasis. Under the licensing agreement, the Company has rights under several US and foreign issued patents and patent applications involving improvements to the optimized Lamira Nebulizer System, to exploit the system with ARIKAYCE for the treatment of such indications, but the Company cannot manufacture the nebulizers except as permitted under the commercialization agreement with PARI, which is described in further detail below. The Lamira Nebulizer System has been approved for use in the US (in combination with ARIKAYCE), the EU and Japan. Under the licensing agreement, the Company paid PARI an upfront license fee and certain milestone payments. Upon FDA acceptance of the Company's New Drug Application and the subsequent FDA and EMA approval of ARIKAYCE, the Company paid PARI additional milestone payments of €1.0 million, €1.5 million and €0.5 million, respectively. In October 2017, the Company exercised an option to buy-down the royalties that will be paid to PARI on ARIKAYCE net sales. As a result, PARI is entitled to receive royalty payments in the mid-single digits on the annual global net sales of ARIKAYCE, pursuant to the licensing agreement, subject to certain specified annual minimum royalties. See below for information related to the commercialization agreement with PARI.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.        License and Other Agreements (Continued)
Other Agreements
PPD Development, L.P.—In April 2020, the Company entered into a master services agreement with PPD pursuant to which it retained PPD to perform clinical development services in connection with certain of its clinical research programs. The master services agreement has an initial term of five years. Either party may terminate (i) any project addendum under the master services agreement for any reason and without cause upon 30 days’ written notice, (ii) any project addendum in the event of the other party’s breach of the master services agreement or such project addendum upon 30 days’ written notice, provided that such breach is not cured within such 30-day period, (iii) the master services agreement or any project addendum immediately upon the occurrence of an insolvency event with respect to the other party or (iv) any project addendum upon 30 days’ written notice if (a) the continuation of the services under such project addendum would post material ethical or safety risks to study participants, (b) any approval from a regulatory authority necessary to perform the applicable study is revoked, suspended or expires without renewal or (c) in the reasonable opinion of such party, continuation of the services provided under such project addendum would be in violation of applicable law. The Company entered into project addenda with PPD to perform clinical development services over several years for, but not limited to, its ARISE, ENCORE ASPEN studies and other brensocatib and TPIP studies.
Patheon UK Limited—In October 2017, the Company entered into certain agreements with Patheon related to the increase of its long-term production capacity for ARIKAYCE commercial inventory. The agreements provide for Patheon to manufacture and supply ARIKAYCE for its anticipated commercial needs. Under these agreements, the Company is required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. The Company's manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either party has given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties.
AstraZeneca AB—In October 2016, the Company entered into a license agreement (AZ License Agreement) with AstraZeneca, a Swedish corporation. Pursuant to the terms of the AZ License Agreement, AstraZeneca granted the Company exclusive global rights for the purpose of developing and commercializing AZD7986 (renamed brensocatib). In consideration of the licenses and other rights granted by AstraZeneca, the Company made an upfront payment of $30.0 million, which was included as research and development expense in the fourth quarter of 2016. In December 2020, the Company incurred a $12.5 million milestone payment obligation upon the first dosing in a Phase 3 clinical trial of brensocatib. The Company is also obligated to make a series of additional contingent milestone payments totaling up to an additional $72.5 million upon the achievement of clinical development and regulatory filing milestones. If the Company elects to develop brensocatib for a second indication, the Company will be obligated to make an additional series of contingent milestone payments to AstraZeneca totaling up to $42.5 million, the first of which occurs at the initiation of a Phase 3 trial in the additional indication. The Company is not obligated to make any additional milestone payments for additional indications. In addition, the Company will pay AstraZeneca tiered royalties ranging from a high single-digit to mid-teens on net sales of any approved product based on brensocatib and one additional payment of $35.0 million upon the first achievement of $1.0 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with the Company for commercialization of brensocatib in chronic obstructive pulmonary disease or asthma.
Ajinomoto Althea, Inc.—In September 2015, the Company entered into the Fill/Finish Agreement with Althea, for Althea to produce, on a non-exclusive basis, ARIKAYCE in finished dosage form at a 50 kg scale. Under the Fill/Finish Agreement, the Company is obligated to pay a minimum of $2.7 million for the batches of ARIKAYCE produced by Althea each calendar year during the term of the Fill/Finish Agreement. The Fill/Finish Agreement became effective as of January 1, 2015, and following extensions in 2018 and 2021, remains in effect through December 31, 2022. Currently, Althea manufactures placebo for use in our ARIKAYCE clinical trials.
PARI Pharma GmbH—In July 2014, the Company entered into the Commercialization Agreement for the manufacture and supply of the Device as optimized for use with ARIKAYCE. Under the Commercialization Agreement, PARI manufactures the Device except in the case of certain defined supply failures, when the Company will have the right to make the Device and have it made by third parties (but not certain third parties deemed under the Commercialization Agreement to compete with PARI). The Commercialization Agreement has an initial term of fifteen years from the first commercial sale of ARIKAYCE in October 2018. The term of the agreement may be extended by the Company for an additional five years by providing written

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.        License and Other Agreements (Continued)
notice to PARI at least one year prior to the expiration of the Initial Term. Notwithstanding the foregoing, the parties have certain rights and obligations under the agreement prior to the commencement of the Initial Term.
Resilience Biotechnologies Inc. (successor to Therapure Biopharma Inc.)—In February 2014, the Company entered into a contract manufacturing agreement with Therapure Biopharma Inc., which was assumed by Resilience for the manufacture of ARIKAYCE, on a non-exclusive basis, at a 200 kg scale. Pursuant to the agreement, the Company and Resilience collaborated to construct a production area for the manufacture of ARIKAYCE in Resilience's existing manufacturing facility in Canada. The agreement has an initial term of five years, which began in October 2018, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years prior written notice to the other party. Notwithstanding the foregoing, the parties have rights and obligations under the agreement prior to the commencement of the initial term. Under the agreement, the Company is obligated to pay a minimum of $6 million for commercial ARIKAYCE batches produced and certain manufacturing activities each calendar year.
Cystic Fibrosis Foundation Therapeutics, Inc.—In 2004 and 2009, the Company entered into research funding agreements with CFFT whereby it received $1.7 million and $2.2 million in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the agreements, as amended, the Company owes milestone payments to CFFT of $13.4 million in the aggregate payable through 2025, of which $2.5 million has been paid through December 31, 2021. Furthermore, if certain global sales milestones are met within five years of the commercialization of ARIKAYCE, the Company would owe up to an additional $3.9 million. The Company has determined the likelihood of meeting such global sales milestones and have accrued for these contingent obligations proportionally based on net sales of ARIKAYCE.
13.        Commitments and Contingencies
Commitments
In September 2018, the Company entered into a lease for its new corporate headquarters in Bridgewater, New Jersey. The initial lease term commenced in October 2019 and expires in September 2030. In July 2016, the Company signed an operating lease for laboratory space, also located in Bridgewater, for which the initial lease term was extended in the current year through December 2026. Future minimum rental payments under the Bridgewater leases are $26.3 million.
Rent expense charged to operations was $4.9 million, $3.7 million, and $3.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Rent expense is recorded on a straight-line basis over the term of the applicable leases.
In addition to rent, the Company has several firm purchase commitments, primarily related to the manufacturing of ARIKAYCE and annual minimum royalties on global net sales of ARIKAYCE. Future firm purchase commitments under these agreements, the last of which ends in 2034, total $78.2 million. These amounts do not represent the Company's entire anticipated purchases in the future, but instead represent only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend amounts or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.
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
14.        Retirement Plan
The Company has a 401(k) defined contribution plan for the benefit for all US employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The Company matches 100% of eligible employee contributions on the first 4% of employee compensation (up to the IRS maximum). Employer contributions for the year ended December 31, 2021, 2020 and 2019 were $3.0 million, $2.9 million and $2.8 million, respectively.
15.    Business Acquisition
On August 4, 2021, the Company acquired all of the equity interests of Motus and AlgaeneX, each a privately held, preclinical stage company. In connection with the closing of the Company’s acquisition of Motus, the Company issued an aggregate of 2,899,074 shares of the Company’s common stock, following certain closing-related reductions, to Motus’s former stockholders and option holders and certain individuals who are entitled to receive a portion of the acquisition consideration

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.        Business Acquisition (Continued)
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
The Company evaluated the Business Acquisition under ASC 805 and ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. The Company concluded that substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable asset or a group of similar identifiable assets. The transaction does not pass the screen test and thus management performed a full assessment to determine if the acquired entities met the definition of a business. For the full assessment, management considered whether it has acquired (a) inputs, (b) substantive processes, and (c) outputs. Under ASC 805, to be considered a business, a set of activities and assets is required to have only the first two of the three elements, which together are or will be used in the future to create outputs. Management determined that the acquired entities met the definition of a business since the Company acquired inputs and substantive processes capable of producing outputs.
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
$165,476

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.        Business Acquisition (Continued)
The Company recorded the assets acquired and liabilities assumed as of the date of the acquisition based on the information available at that date. As of December 31, 2021, the Company finalized the fair values of the assets acquired and liabilities assumed. No purchase price adjustments were recorded during the measurement period, which is the period from the acquisition date through the period ended December 31, 2021. The following table presents the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands).

Purchase Price Allocation
Cash and cash equivalents	$3,580
Intangible assets - IPR&D	29,600
Fixed assets	228
Other assets	17
Liabilities assumed	(558)
Deferred tax liability	(3,501)
Fair value of net assets acquired	29,366
Goodwill	136,110
$165,476
The Company incurred approximately $0.6 million in acquisition-related expenses, which were included in selling, general and administrative expenses in the consolidated statements of comprehensive loss for the periods ended December 31, 2021. The results of Motus's and AlgaeneX's operations have been included in the consolidated statements of comprehensive loss beginning on the acquisition date.
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