Form 10-Q
period 2022-03-31
INSMED Inc
filed 2022-05-05
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2022, there were 119,517,209 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

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

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$515,704	$716,782
Marketable securities	119,415	—
Accounts receivable	25,722	24,351
Inventory	64,145	67,009
Prepaid expenses and other current assets	31,154	28,898
Total current assets	756,140	837,040
Marketable securities, long-term	29,551	50,043
Fixed assets, net	52,676	52,955
Finance lease right-of-use assets	17,814	9,256
Operating lease right-of-use assets	31,277	33,305
Intangibles, net	72,546	73,809
Goodwill	136,110	136,110
Other assets	57,201	50,990
Total assets	$1,153,315	$1,243,508
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$48,571	$35,784
Accrued liabilities	53,289	60,665
Accrued compensation	13,639	28,581
Finance lease liabilities	125	609
Operating lease liabilities	9,625	9,527
Total current liabilities	125,249	135,166
Debt, long-term	783,156	566,588
Contingent consideration	66,120	75,668
Finance lease liabilities, long-term	23,509	14,103
Operating lease liabilities, long-term	19,875	21,441
Other long-term liabilities	15,526	20,074
Total liabilities	1,033,435	833,040
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 119,345,962 and 118,738,266 issued and outstanding shares at March 31, 2022 and December 31, 2021, respectively	1,193	1,187
Additional paid-in capital	2,428,582	2,673,556
Accumulated deficit	(2,309,665)	(2,265,243)
Accumulated other comprehensive income	(230)	968
Total shareholders’ equity	119,880	410,468
Total liabilities and shareholders’ equity	$1,153,315	$1,243,508
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021

Product revenues, net	$53,107	$40,214

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	12,191	9,844
Research and development	84,356	61,390
Selling, general and administrative	56,748	51,550
Amortization of intangible assets	1,263	1,263
Change in fair value of deferred and contingent consideration liabilities	(11,618)	—
Total operating expenses	142,940	124,047

Operating loss	(89,833)	(83,833)

Investment income	137	33
Interest expense	(3,291)	(7,559)
Other expense, net	(1,249)	(43)
Loss before income taxes	(94,236)	(91,402)

Provision for income taxes	385	239

Net loss	$(94,621)	$(91,641)

Basic and diluted net loss per share	$(0.80)	$(0.89)

Weighted average basic and diluted common shares outstanding	118,929	103,040

Net loss	$(94,621)	$(91,641)
Other comprehensive income (loss):
Foreign currency translation loss	(494)	(103)
Unrealized loss on marketable securities	(704)	—
Total comprehensive loss	$(95,819)	$(91,744)
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2020	102,763	$1,028	$2,105,252	$(1,830,589)	$193	$275,884
Comprehensive loss:
Net loss				(91,641)		(91,641)
Other comprehensive income (loss)					(103)	(103)
Exercise of stock options and ESPP shares issuance	416	4	6,956			6,960
Issuance of common stock for vesting of RSUs	100	1				1
Stock-based compensation expense			10,535			10,535
Balance at March 31, 2021	103,279	$1,033	$2,122,743	$(1,922,230)	$90	$201,636

Balance at December 31, 2021	118,738	$1,187	$2,673,556	$(2,265,243)	$968	$410,468
Cumulative impact of ASU 2020-06 adoption			(264,609)	50,199		(214,410)
Comprehensive loss:
Net loss				(94,621)		(94,621)
Other comprehensive income (loss)					(1,198)	(1,198)
Exercise of stock options and ESPP shares issuance	450	4	6,812			6,816
Issuance of common stock for vesting of RSUs	158	2				2
Stock-based compensation expense			12,823			12,823
Balance at March 31, 2022	119,346	$1,193	$2,428,582	$(2,309,665)	$(230)	$119,880
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(94,621)	$(91,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,286	2,388
Amortization of intangible assets	1,263	1,263
Stock-based compensation expense	12,823	10,535
Amortization of debt issuance costs and accretion of debt discount	822	5,257
Finance lease amortization expense	729	270
Noncash operating lease expense	2,369	5,208
Change in fair value of deferred and contingent consideration liabilities	(11,618)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,798)	(1,066)
Inventory	2,240	(2,754)
Prepaid expenses and other current assets	(2,752)	2,056
Other assets	(6,289)	(19,731)
Accounts payable	13,363	(20,273)
Accrued liabilities, accrued compensation and other	(22,978)	(19,793)
Net cash used in operating activities	(105,161)	(128,281)
Investing activities
Purchase of fixed assets	(1,701)	(1,181)
Purchase of marketable securities	(99,706)	—
Net cash used in investing activities	(101,407)	(1,181)
Financing activities
Proceeds from exercise of stock options, ESPP, and RSU vestings	6,818	6,961
Payments of finance lease principal	(359)	(258)
Net cash provided by financing activities	6,459	6,703
Effect of exchange rates on cash and cash equivalents	(969)	(246)
Net decrease in cash and cash equivalents	(201,078)	(123,005)
Cash and cash equivalents at beginning of period	716,782	532,756
Cash and cash equivalents at end of period	$515,704	$409,751
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,375	$4,271
Cash paid for income taxes	$635	$672

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.                                    The Company and Basis of Presentation
Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE, is approved in the United States (US) as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the European Commission (EC) approved ARIKAYCE for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis (CF). In March 2021, Japan's Ministry of Health, Labour and Welfare (MHLW) approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's clinical-stage pipeline includes brensocatib and treprostinil palmitil inhalation powder (TPIP). Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), which the Company is developing for the treatment of patients with bronchiectasis, CF and other neutrophil-mediated diseases, including chronic rhinosinusitis without nasal polyps (CRS) and hidradenitis suppurativa (HS). TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD).
The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Bridgewater, New Jersey. The Company has legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the United Kingdom (UK), and Japan.
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the US for complete consolidated financial statements are not included herein. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
     The Company had $515.7 million in cash and cash equivalents and marketable securities totaling $149.0 million as of March 31, 2022 and reported a net loss of $94.6 million for the three months ended March 31, 2022. Historically, the Company has funded its operations through public offerings of equity securities and debt financings. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP and its other pipeline programs, and continuing and commencing pre-commercial, commercialization and regulatory activities for ARIKAYCE, and funding other general and administrative activities.
The Company expects its future cash requirements to be substantial, and the Company may need to raise additional capital to fund operations, including the Phase 3 ASPEN study, the continued commercialization of ARIKAYCE, the ARISE and ENCORE clinical trials related to ARIKAYCE, launch readiness activities for the potential launch of brensocatib, if approved, other clinical trials for brensocatib, TPIP, and its future product candidates, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. The source, timing and availability of any future financing or other transaction will depend principally upon continued progress in the Company’s commercial, regulatory and development activities. Any equity or debt financing will also be contingent upon equity and debt market conditions and interest rates at the time. If the Company is unable to obtain sufficient additional funds when required, the Company may be forced to delay, restrict or eliminate all or a portion of its development programs or commercialization efforts. The Company believes it currently has sufficient funds to meet its financial needs for at least the next 12 months.
Risks and Uncertainties - There are many uncertainties regarding the novel coronavirus (COVID-19) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the three months ended March 31, 2022, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.
2.                                      Summary of Significant Accounting Policies
The following are the required interim disclosure updates to the Company's significant accounting policies described in Note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021:
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
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	March 31, 2022
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$515.7	$515.7	$—	$—
Marketable securities	$149.0	$149.0	$—	$—
Deferred consideration	$12.9	$—	$12.9	$—
Contingent consideration liabilities	$66.1	$—	$—	$66.1

	December 31, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$716.8	$716.8	$—	$—
Marketable securities	$50.0	$50.0	$—	$—
Deferred consideration	$14.9	$—	$14.9	$—
Contingent consideration liabilities	$75.7	$—	$—	$75.7
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three months ended March 31, 2022, the Company purchased $99.7 million of additional marketable securities consisting of US Treasury Notes. There were no other transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, the Company held $119.4 million and $29.6 million of current and non-current available-for-sale securities, respectively, net of an unrealized loss of $0.9 million recorded in accumulated other comprehensive income. As of December 31, 2021, the Company held no securities that were in an unrealized gain or loss position.

The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) how long the security has been in an unrealized loss position; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the quarter ended March 31, 2022.
Deferred Consideration
The deferred consideration arose from the acquisitions of Motus Biosciences, Inc. (Motus) and AlgaeneX, Inc. (AlgaeneX) (the Business Acquisition) in August 2021 (see Note 13). The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date, subject to certain reductions. A valuation of the deferred consideration is performed quarterly with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. As the deferred consideration is settled in shares, there is no discount rate applied in the fair value calculation.
The deferred consideration has been classified as a Level 2 recurring liability as its valuation utilizes an input, the Insmed share price on the valuation date, which is a directly observable input at the measurement date and for the duration of the liabilities' anticipated lives. Deferred consideration expected to be settled within twelve months or less is classified as a current liability and are included in accrued liabilities. As of March 31, 2022, the fair value of deferred consideration included in accrued liabilities was $4.2 million. Deferred consideration expected to be settled in more than twelve months is classified as a non-current liability and is included in other long-term liabilities. As of March 31, 2022, the fair value of deferred consideration included in other long-term liabilities was $8.7 million.
The following observable input was used in the valuation of the deferred consideration as of March 31, 2022:

	Fair Value as of March 31, 2022 (in millions)	Observable Input	Input Value
Deferred consideration	$12.9	Insmed share price on the valuation date	$23.50
Contingent Consideration
The contingent consideration liabilities arose from the Business Acquisition in August 2021 (see Note 13). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher milestone and net sales milestones. Upon the achievement of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 5,348,572 shares in the aggregate and AlgaeneX equityholders up to 368,867 shares in the aggregate. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. At March 31, 2022, the weighted average probability of success was 42%. The development and regulatory milestones will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation.
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
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of March 31, 2022, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.
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
The following significant unobservable inputs were used in the valuation of the contingent consideration liabilities as of March 31, 2022 (in millions):

Contingent Consideration Liabilities	Fair Value as of March 31, 2022	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$56.5	Probability-adjusted	Probabilities of success	14% - 95%
Priority review voucher milestone	$5.2	Probability-adjusted discounted cash flow	Probability of success	13.5%
			Discount rate	8.2%
The following table is a summary of the changes in the fair value of the Company's valuations for the deferred and contingent consideration liabilities for the period ended March 31, 2022 (in thousands):

	December 31, 2021	Additions	Change in Fair Value	Adjustments	March 31, 2022
Deferred consideration	$14,931	—	(2,070)	—	$12,861
Contingent consideration	$75,668	—	(9,548)	—	$66,120

Convertible Notes
The estimated fair value of the liability component of the Company's 0.75% convertible senior notes due 2028 (the 2028 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of March 31, 2022 was $551.4 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the 2028 Convertible Notes. The $561.0 million carrying value of the 2028 Convertible Notes as of March 31, 2022 excludes the $14.0 million of the unamortized portion of the debt issuance costs.
The estimated fair value of the liability component of the Company's 1.75% convertible senior notes due 2025 (the 2025 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of March 31, 2022 was $224.6 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the 2025 Convertible Notes. The $222.2 million carrying value of the 2025 Convertible Notes as of March 31, 2022 excludes the $2.8 million of the unamortized portion of the debt issuance costs.
Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and other dilutive securities outstanding during the period. Potentially dilutive securities from stock options, restricted stock, restricted stock units (RSUs), performance stock units (PSUs) and convertible debt securities would be anti-dilutive as the Company incurred a net loss. Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options and from the assumed conversion of the Convertible Notes are determined based on the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Numerator:
Net loss	$(94,621)	$(91,641)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	118,929	103,040
Effect of dilutive securities:
Common stock options	—	—
Restricted stock and RSUs	—	—
PSUs	—	—
Convertible debt securities	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	118,929	103,040
Net loss per share:
Basic and diluted	$(0.80)	$(0.89)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of March 31, 2022 and 2021, respectively, as their effect would have been anti-dilutive (in thousands):

	March 31,
	2022	2021
Common stock options	15,282	13,008
Unvested restricted stock and RSUs	1,163	915
PSUs	679	—
Convertible debt securities	23,438	11,492
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for collectible trade receivables. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the three months ended March 31, 2022 and 2021.

	March 31,
	2022	2021
Customer A	36%	25%
Customer B	32%	22%
Customer C	17%	—%
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

Revenue Recognition - In accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. At contract inception, the Company assesses the goods or services promised within each contract to determine which are performance obligations and to assess whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. For all contracts that fall into the scope of ASC 606, the Company has identified one performance obligation: the sale of ARIKAYCE to its customers. The Company has not incurred or capitalized any incremental costs associated with obtaining contracts with customers.
Product revenues, net consist of net sales of ARIKAYCE. The Company's customers in the US include specialty pharmacies and specialty distributors. In December 2020, the Company began recognizing product revenue from commercial sales of ARIKAYCE in Europe. In July 2021, the Company began recognizing product revenue from commercial sales of ARIKAYCE in Japan. Globally, product revenues are recognized once the Company performs and satisfies all five steps of the revenue recognition criteria mentioned above.
The following table presents a summary of the Company's product revenues, net, by geographic location for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended March 31,		Increase (decrease)
	2022	2021	$	%
US	$40,782	$37,254	$3,528	9.5%
Japan	10,676	—	10,676	NA
Europe and rest of world	1,649	2,960	(1,311)	(44.3)%
Total product revenues, net	$53,107	$40,214	$12,893	32.1%
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
The Company also recognizes revenue related to various early access programs (EAPs) in Europe, predominantly in France. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations.
Inventory and Cost of Product Revenues (excluding amortization of intangible assets) - Inventory is stated at the lower of cost and net realizable value. The Company began capitalizing inventory costs following US Food and Drug Administration (FDA) approval of ARIKAYCE in September 2018. Inventory is sold on a first-in, first-out (FIFO) basis. The Company periodically reviews inventory for expiry and obsolescence and, if necessary, writes down accordingly. If quality specifications are not met during the manufacturing process, such inventory is written off to cost of product revenues (excluding amortization of intangible assets) in the period identified.
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
Indefinite-lived intangible assets - Indefinite-lived intangible assets consist of In Process Research & Development (IPR&D). IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance. The Company performs a qualitative annual test for its indefinite-lived intangible assets annually as of October 1.
Finite-lived Intangible Assets - Finite-lived intangible assets are measured at their respective fair values on the date they were recorded and, with respect to the acquired ARIKAYCE R&D intangible asset, at the date of subsequent adjustments of fair value. The fair values assigned to the Company's intangible assets are based on reasonable estimates and assumptions given available facts and circumstances.
Impairment Assessment - The Company reviews the recoverability of its finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, the Company measures the amount of the impairment by comparing to the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed at March 31, 2022.
Goodwill - Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. The Company reassesses its reporting units as part of its annual segment review. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company will perform its next annual impairment testing for goodwill on October 1, 2022.
Leases - A lease is a contract, or part of a contract, that conveys the right to control the use of explicitly or implicitly identified property, plant or equipment in exchange for consideration. Control of an asset is conveyed to the Company if the Company obtains the right to obtain substantially all of the economic benefits of the asset or the right to direct the use of the asset. The Company recognizes right-of-use (ROU) assets and lease liabilities at the lease commencement date based on the present value of future, fixed lease payments over the term of the arrangement. ROU assets are amortized on a straight-line basis over the term of the lease or are amortized based on consumption, if this approach is more representative of the pattern in which benefit is expected to be derived from the underlying asset. Lease liabilities accrete to yield and are reduced at the time when the lease payment is payable to the vendor. Variable lease payments are recognized at the time when the event giving rise to the payment occurs and are recognized in the consolidated statements of comprehensive loss in the same line item as expenses arising from fixed lease payments.
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
Refer to Note 7 - Leases for details about the Company's lease portfolio, including required disclosures.
Recently Adopted Accounting Pronouncements - In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also promote consistent application of and simplify US generally accepted accounting principles (GAAP) for other areas of Topic 740 by clarifying and amending the existing guidance. For public business entities, the guidance was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. The Company adopted this guidance January 1, 2021. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements and accompanying notes.
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, to reduce the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the number of accounting models for convertible debt instruments is reduced, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Only convertible instruments that meet the definition of a derivative or are issued with substantial premiums will continue to be subject to the separation models. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a share of convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021. The Company transitioned using the modified retrospective method. The impact of adopting ASU 2020-06 on January 1, 2022 resulted in an opening balance sheet adjustment increasing debt by $221.9 million, increasing issuance costs classified to debt by $6.1 million, decreasing the deferred tax liability by $1.4 million, and causing an increase to retained earnings of $50.2 million, with an offsetting reduction to additional paid-in-capital of $264.6 million, net of tax.
3.            Inventory
As of March 31, 2022 and December 31, 2021, the Company's inventory balance consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$30,598	$29,541
Work-in-process	10,607	18,528
Finished goods	22,940	18,940
	$64,145	$67,009
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
4.                                      Intangibles, Net and Goodwill
 Intangibles, Net
Finite-lived Intangible Assets
As of March 31, 2022, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D and the milestones paid to PARI Pharma GmbH (PARI) for the license to use PARI's Lamira® Nebulizer System (Lamira) for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestones intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of these assets during each of the next five years is estimated to be approximately $5.1 million per year.
Indefinite-lived Intangible Assets

As of March 31, 2022, the Company's indefinite-lived intangible assets consisted of acquired in process research and development (IPR&D) from the Business Acquisition (see Note 13). Indefinite-lived intangible assets are not amortized.
A rollforward of the Company's intangible assets for the three months ended March 31, 2022 and March 31, 2021 is as follows (in thousands):

Intangible Asset	December 31, 2021	Additions	Amortization	March 31, 2022
Acquired ARIKAYCE R&D	$42,439	$—	$(1,212)	$41,227
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,770	—	(51)	1,719
	$73,809	$—	$(1,263)	$72,546

Intangible Asset	December 31, 2020	Additions	Amortization	March 31, 2021
Acquired ARIKAYCE R&D	$47,289	$—	$(1,213)	$46,076
PARI milestones	1,972	—	(50)	1,922
	$49,261	$—	$(1,263)	$47,998
Goodwill
The Company's goodwill balance of $136.1 million as of March 31, 2022, resulted from the Business Acquisition (see Note 13).
5.    Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

Asset Description	Estimated Useful Life (years)	March 31, 2022	December 31, 2021
Lab equipment	7	$12,507	$11,862
Furniture and fixtures	7	5,835	5,799
Computer hardware and software	3-5	7,326	7,264
Office equipment	7	89	89
Manufacturing equipment	7	1,203	1,145
Leasehold improvements	lease term	36,203	36,073
Construction in progress (CIP)	—	27,860	27,784
		91,023	90,016
Less: accumulated depreciation		(38,347)	(37,061)
		$52,676	$52,955

6.                                      Accrued Liabilities
As of March 31, 2022 and December 31, 2021, the Company's accrued liabilities balance consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued clinical trial expenses	$14,533	$19,410
Accrued professional fees	8,746	10,678
Accrued technical operation expenses	3,817	6,187
Accrued royalty payable	6,559	6,655
Accrued interest payable	2,269	2,175
Accrued sales allowances and related costs	11,516	8,275
Deferred consideration	4,193	4,883
Accrued construction costs	366	551
Other accrued liabilities	1,290	1,851
	$53,289	$60,665
7.                                    Leases
The Company's lease portfolio consists primarily of office and laboratory space, manufacturing facilities, research equipment and fleet vehicles. All of the Company's leases are classified as operating leases, except for the Company's leases of its corporate headquarters and a research facility in San Diego, which are classified as finance leases. The terms of the Company's lease agreements that have commenced range from less than one year to ten years, ten months. In its assessment of the term of each such lease, the Company has not included any options to extend or terminate the lease due to the absence of economic incentives in its lease agreements. Leases that qualify for treatment as a short-term lease are expensed as incurred. These short-term leases are not material to the Company's financial position. Furthermore, the Company does not separate lease and non-lease components for all classes of underlying assets. The Company's leases do not contain residual value guarantees and it does not sublease any of its leased assets.
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
The Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $0.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.
The table below summarizes the supplemental noncash disclosures of the Company's leases included in its consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2022	2021
Finance right-of-use assets obtained in exchange for lease obligations	$9,287	$—
Operating right-of-use assets obtained in exchange for lease obligations	$341	$6,541
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $34.0 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.
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
Each series of convertible notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in both series of convertible notes are not required to be separately accounted for as a derivative. The 2025 Convertible Notes and 2028 Convertible Notes have remaining terms of approximately 2.79 years and 6.17 years, respectively. The following table presents the carrying value of the Company's debt balance (in thousands):

	March 31, 2022	December 31, 2021
Face value of outstanding convertible notes	$800,000	$800,000
Debt issuance costs, unamortized	(16,844)	(11,539)
Discount on debt	—	(221,873)
Debt, long-term	$783,156	$566,588
As of March 31, 2022, future principal repayments of the notes for each of the years through maturity were as follows (in thousands):

Year Ending December 31:
2022	$—
2023	—
2024	—
2025	225,000
2026	—
2027 and thereafter	575,000
$800,000
Interest Expense
Interest expense related to debt and finance leases for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$2,063	$1,969
Amortization of debt issuance costs	822	350
Accretion of debt discount	—	4,907
Total convertible debt interest expense	2,885	7,226
Finance lease interest expense	406	333
Interest expense	$3,291	$7,559
In accordance with the Company's transition using the modified retrospective method upon adopting ASU 2020-06, Debt — Accounting for Convertible Instruments, on January 1, 2022, the Company ceased accreting debt discount.
9.                                      Shareholders’ Equity
Common Stock — As of March 31, 2022, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 119,345,962 shares of common stock issued and outstanding. In addition, as of March 31, 2022, the Company had reserved 15,282,451 shares of common stock for issuance upon the exercise of outstanding stock options, 1,163,182 shares of common stock for issuance upon the vesting of RSUs and 679,038 shares for issuance upon the vesting of PSUs. The Company has also reserved 23,438,430 shares of common stock for issuance upon conversion of the 2025 Convertible Notes and 2028 Convertible Notes, in the aggregate, subject to adjustment in accordance with the applicable indentures. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions. The shares of the Company’s common stock reserved in connection with the

Motus acquisition were partly issued as acquisition consideration at closing, and will also be issued upon the first, second and third anniversaries of the acquisition’s closing date and upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions.
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
In the first quarter of 2021, the Company entered into a sales agreement with SVB Leerink LLC (now known as SVB Securities LLC) (SVB Leerink), to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an “at the market” equity offering program (the ATM program), under which SVB Leerink acts as sales agent. As of March 31, 2022, the Company had not sold or issued any shares under the ATM program.
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
Preferred Stock — As of March 31, 2022, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.
10.                                Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated 2019 Incentive Plan (as amended, the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders in May 2019. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. On May 16, 2019, upon the approval of the 2019 Incentive Plan by shareholders, 3,500,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the 2017 Incentive Plan, the 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. On May 12, 2020, at the Company's 2020 Annual Meeting of Shareholders, the Company's shareholders approved an amendment of the 2019 Incentive Plan providing for the issuance of an additional 4,500,000 shares under the plan. On May 12, 2021, at the Company's 2021 Annual Meeting of Shareholders, the Company's shareholders approved the second amendment to the 2019 Incentive Plan providing for the issuance of an additional 2,750,000 shares under the plan. The Company has submitted a proposal to its shareholders to approve a third amendment to the 2019 Incentive Plan at the 2022 Annual Meeting of Shareholders. The third amendment to the 2019 Incentive Plan, if approved, will provide for the issuance of an additional 3,000,000 shares. As of March 31, 2022, 2,389,172 shares remained for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the three months ended March 31, 2022, the Company granted inducement stock options covering 135,500 shares of the Company's common stock to new employees.
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
Stock Options — As of March 31, 2022, there was $101.6 million of unrecognized compensation expense related to unvested stock options.
From time to time, the Company has granted performance-conditioned options to certain of its employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the grantees fulfilling a service condition (continued employment). As of March 31, 2022, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria.
Restricted Stock Units — As of March 31, 2022, there was $24.7 million of unrecognized compensation expense related to unvested RSU awards.
Performance Stock Units — In January 2022, the Company issued 271,612 PSUs. For these PSUs, there are two performance conditions, a service condition, and a market condition. The performance conditions are the issuance of a press release announcing certain top-line results from a clinical trial and the acceptance of a new drug application (NDA) by the FDA for brensocatib. The service condition is continuous employment with the Company through the later of the third anniversary of the grant date of the PSU award and the date an NDA for brensocatib is accepted by the FDA. The potential payout of the awards ranges from 0% to 250% of the target, dependent on a market condition that is based on Insmed's total shareholder return compared to a defined peer group. Due to the multiple vesting conditions, uncertain timing and variable payout of these PSUs, a Monte Carlo simulation was performed to determine the fair value of the awards. Compensation cost will be recognized on the date the performance conditions become probable, with an initial recording of the cumulative expense that would have been recognized if the PSU expense had been recognized on a straight-line basis since the date of grant. The remaining unamortized fair value of the awards will then be expensed prospectively on a straight-line basis over the remaining service period. Since the market condition is reflected in the grant-date fair value and is not a condition for the award to vest, it does not impact the requisite service period. The volatility, risk-free interest rate and weighted-average grant date fair value of the PSUs granted are 65.4%, 1.03% and $39.12, respectively. Any forfeitures that occur after compensation cost recognition commences will result in the cumulative reversal of expense in the period in which the forfeiture occurs. As of March 31, 2022, there was $10.6 million of unrecognized compensation expense related to unvested PSU awards, which assumes a payout of 100% of the target.
The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options and RSUs during the three months ended March 31, 2022 and 2021, respectively (in millions):

	Three Months Ended March 31,
	2022	2021
Research and development	$5.6	$3.7
Selling, general and administrative	7.2	6.8
Total	$12.8	$10.5
There was no stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to PSUs during the three months ended March 31, 2022, as the performance conditions associated with the PSU awards are not probable as of March 31, 2022.
11.                                 Income Taxes
The Company recorded a provision for income taxes of $0.4 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The provisions are primarily a result of certain of the Company's international subsidiaries, which had taxable income during the periods. Additionally, the Company is impacted by certain state taxes which effectively impose income tax on modified gross revenues. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.
The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the Company's federal tax returns for the years ended 2018 and later, and is generally open for certain states for the years 2017 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of March 31, 2022 and December 31, 2021, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of March 31, 2022 and December 31, 2021 or the consolidated statements of comprehensive loss for the three months ended March 31, 2022 and 2021. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.
12.                               Commitments and Contingencies
Rent expense charged to operations was $2.0 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.

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
Therefore, the transaction has been accounted for under the acquisition method of accounting. Under the acquisition method, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on the fair values as of the date of the acquisition. The fair value of the consideration totaled approximately $165.5 million. The results of Motus's and AlgaeneX's operations have been included in the consolidated statements of comprehensive loss beginning on the acquisition date.
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
•our inability to obtain full approval of ARIKAYCE from the FDA, including the risk that we will not successfully or in a timely manner complete the study to validate a patient reported outcome (PRO) tool and the confirmatory post-marketing clinical trial required for full approval of ARIKAYCE;
•inability of us, PARI or our other third-party manufacturers to comply with regulatory requirements related to ARIKAYCE or the Lamira® Nebulizer System;
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
•failure to obtain, or delays in obtaining, regulatory approvals for ARIKAYCE outside the US, Europe or Japan, or for our product candidates in the US, Europe, Japan or other markets, including separate regulatory approval for Lamira and other product candidate devices in each market and for each usage;
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
•business disruptions or expenses related to the upgrade to our enterprise resource planning system;
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
We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statement is based on information current as of the date of this Quarterly Report on Form 10-Q and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Our clinical-stage pipeline includes brensocatib and TPIP. Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which we are developing for the treatment of patients with bronchiectasis, CF and other neutrophil-mediated diseases, including CRS and HS. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PAH and PH-ILD.
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

TPIP (dry-powder inhalation formulation of a treprostinil prodrug) for PAH and PH-ILD
• In February 2021, we announced topline results from the Phase 1 study of TPIP in healthy volunteers. Data from the study supports continued development into Phase 2 with once-daily dosing.

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

Our Strategy
Our strategy focuses on the needs of patients with rare diseases. We secured approval for ARIKAYCE in the US as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with MAC. Our product candidates are brensocatib, our Phase 3 product candidate which we are developing for patients with bronchiectasis, CF and other neutrophil-mediated diseases, and TPIP, our product candidate that may offer a differentiated product profile for patients with PAH and PH-ILD. We are also advancing earlier-stage programs in other rare disorders.
Our current priorities are as follows:
•Continue our efforts to ensure the successful commercialization and expansion of ARIKAYCE globally;
•Advance our Phase 3 ASPEN trial for brensocatib in patients with bronchiectasis;
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
•Advance the brensocatib program in CF and other neutrophil mediated diseases, such as CRS and HS;
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
The FDA has designated ARIKAYCE as an orphan drug and a Qualified Infectious Disease Product (QIDP) for NTM lung disease. Orphan designated drugs are eligible for seven years of exclusivity for the orphan indication. QIDP designation provides an additional five years of exclusivity for the designated indication. The FDA granted a total of 12 years of exclusivity in the indication for which ARIKAYCE was approved.
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
Regulatory Pathway Outside of the US
In October 2020, the EC granted marketing authorization for ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. We have launched ARIKAYCE in Germany, the Netherlands, Wales, and Scotland, and plan to launch in other EU countries and the UK, subject to local reimbursement processes.
In March 2021, Japan's MHLW approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. In July 2021, we launched ARIKAYCE in Japan.
Further Research and Lifecycle Management
We are currently exploring and supporting research and lifecycle management programs for ARIKAYCE beyond treatment of refractory MAC lung disease as part of a combination antibacterial regimen for adult patients who have limited or no treatment options. As noted above, we will continue to advance the post-marketing confirmatory, frontline clinical trial program for ARIKAYCE, through the ARISE and ENCORE trials, which are intended to fulfill the FDA's post-marketing requirement to allow for the full approval of ARIKAYCE in the US. We believe these studies will support the use of ARIKAYCE as a frontline treatment for patients with MAC lung disease.
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
Translational Medicine
Our translational medicine efforts are comprised of the Company’s preclinical programs, advanced through our internal research and development and augmented through business development activities. In March 2021, we acquired a proprietary protein deimmunization platform, called Deimmunized by Design, focused on the reengineering of therapeutic proteins to evade immune recognition and reaction. In August 2021, we acquired Motus and AlgaeneX, preclinical stage companies engaged in the research, development and manufacturing of gene therapies for rare genetic disorders. We believe that animal studies may demonstrate the viability of these potential medicines to address serious unmet medical needs in various therapeutic areas.
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
Change in Fair Value of Deferred and Contingent Consideration Liabilities
In connection with the Business Acquisition in August 2021, we recorded deferred and contingent consideration liabilities related to potential future milestone payments. Adjustments to the fair value are due to changes in: the probability of achieving milestones; our stock price; or certain other estimated assumptions. The change in fair value of deferred and contingent consideration liabilities is calculated quarterly with gains and losses recorded in the consolidated statements of comprehensive loss.
Investment Income and Interest Expense
Investment income consists of interest and dividend income earned on our cash and cash equivalents and marketable securities. Interest expense consists primarily of the accretion of debt discount, contractual interest costs and the amortization of debt issuance costs related to our debt. Debt discount was accreted prior to the adoption of ASU 2020-06, and debt issuance costs are amortized, to interest expense using the effective interest rate method over the term of the debt. Our balance sheet reflects debt, net of the debt discount, debt issuance costs paid to the lender, and other third-party costs. Unamortized debt issuance costs associated with extinguished debt are expensed in the period of the extinguishment.
RESULTS OF OPERATIONS
COVID-19 Update
Our employees (other than our laboratory personnel) have been provided a flexible approach to where and how they work in order to more easily manage business and personal responsibilities. We have enhanced our internal communications and touch points to ensure connectivity to our workforce. For when employees do work from the office, all of our facilities have been appropriately evaluated and sanitized on a daily basis in line with state and CDC guidelines. We will continue to manage this situation with a focus on the safety of our employees, ARIKAYCE physicians, caregivers and patients.
Though we continue to see use of ARIKAYCE, including new patient adds and continued prescription renewals, there remains a general uncertainty regarding the impact of COVID-19 on all aspects of our business, including how it will impact our patients, physicians, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect our financial results and business operations through the quarter ended March 31, 2022, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to these and other numerous uncertainties. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.
Comparison of the Three Months Ended March 31, 2022 and 2021
Overview - Operating Results
Our operating results for the three months ended March 31, 2022, included the following:
•Product revenues, net, increased $12.9 million as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $2.3 million as compared to the same period in the prior year as a result of the increase in sales volumes of ARIKAYCE;
•R&D expenses increased $23.0 million as compared to the same period in the prior year primarily resulting from increases in clinical development and research costs for our ongoing clinical trials;

•SG&A expenses increased $5.2 million as compared to the same period in the prior year resulting primarily from increases in commercial expenses, as well as increases in compensation and benefit related expenses;
•Amortization of intangible assets of $1.3 million was consistent with the same period in the prior year;
•Change in fair value of contingent consideration liabilities was $(11.6) million, primarily as a result of the change in our share price; and
•Interest expense decreased $4.3 million as compared to the same period in the prior year due to the cessation of accreting debt discount in accordance with the adoption of ASU 2020-06.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2022	2021	$	%
US	$40,782	$37,254	$3,528	9.5%
Japan	10,676	—	10,676	NA
Europe and rest of world	1,649	2,960	(1,311)	(44.3)%
Total product revenues, net	$53,107	$40,214	$12,893	32.1%
Product revenues, net, for the three months ended March 31, 2022 increased to $53.1 million as compared to $40.2 million in the same period in 2021, an increase of 32.1% as a result of the launch of ARIKAYCE in Japan and growth in ARIKAYCE sales in the US.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the three months ended March 31, 2022 and 2021 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2022	2021	$	%
Cost of product revenues (excluding amortization of intangible assets)	$12,191	$9,844	$2,347	23.8%
Cost of product revenues, as % of revenues	23.0%	24.5%
Cost of product revenues (excluding amortization of intangible assets) increased by $2.3 million, or 23.8%, to $12.2 million for the three months ended March 31, 2022 as compared to $9.8 million in the same period in 2021. The increase in cost of product revenues (excluding amortization of intangibles) in the three months ended March 31, 2022 was attributable to the increase in product revenues discussed above.
R&D Expenses
R&D expenses for the three months ended March 31, 2022 and 2021 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2022	2021	$	%
External Expenses
Clinical development and research	$33,101	$23,431	$9,670	41.3%
Manufacturing	10,373	7,218	3,155	43.7%
Regulatory, quality assurance, and medical affairs	4,996	3,892	1,104	28.4%
Subtotal—external expenses	$48,470	$34,541	$13,929	40.3%
Internal Expenses
Compensation and benefit related expenses	$24,495	$19,497	$4,998	25.6%
Stock-based compensation	5,615	3,684	1,931	52.4%
Other internal operating expenses	5,776	3,668	2,108	57.5%
Subtotal—internal expenses	$35,886	$26,849	$9,037	33.7%
Total R&D expenses	$84,356	$61,390	$22,966	37.4%
R&D expenses increased to $84.4 million during the three months ended March 31, 2022 from $61.4 million in the same period in 2021. The $23.0 million increase was primarily due to a $9.7 million increase in clinical development and research costs related to the ongoing Phase 3 ASPEN trial of brensocatib and the ARIKAYCE frontline clinical trial program. The increase was also due to a $6.9 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in headcount, as well as a $3.2 million increase in manufacturing expenses to support ongoing clinical trials.
External R&D expenses by product for the three months ended March 31, 2022 and 2021 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2022	2021	$	%
ARIKAYCE external R&D expenses	$16,678	$14,640	$2,038	13.9%
Brensocatib external R&D expenses	21,726	9,597	12,129	126.4%
Other external R&D expenses	10,066	10,304	(238)	(2.3)%
Total external R&D expenses	$48,470	$34,541	$13,929	40.3%
We expect R&D expenses to continue to increase in 2022 relative to 2021 primarily due to our clinical trial activities and related spend, including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trial of ARIKAYCE in a front-line treatment setting for patients with MAC lung disease, our TPIP clinical trials and our research efforts in translational medicine.
SG&A Expenses
SG&A expenses for the three months ended March 31, 2022 and 2021 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2022	2021	$	%
Compensation and benefit related expenses	$22,953	$21,753	$1,200	5.5%
Stock-based compensation	7,206	6,850	356	5.2%
Professional fees and other external expenses	19,741	16,963	2,778	16.4%
Facility related and other internal expenses	6,848	5,984	864	14.4%
Total SG&A expenses	$56,748	$51,550	$5,198	10.1%
SG&A expenses increased to $56.7 million during the three months ended March 31, 2022 from $51.6 million in the same period in 2021. The $5.2 million increase was primarily due to a $2.8 million increase in professional fees and other external expenses primarily resulting from commercial activities in the US, as well as a $1.6 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in global headcount.

Amortization of Intangible Assets
Amortization of intangible assets for both the three months ended March 31, 2022 and 2021 was $1.3 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration liabilities for the three months ended March 31, 2022 was $(11.6) million. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the acquired businesses. Adjustments to the fair value are due to changes in: the probability of achieving milestones; our stock price; or certain other estimated assumptions.
Interest Expense
Interest expense decreased to $3.3 million for the three months ended March 31, 2022 as compared to $7.6 million in the same period in 2021 due to the cessation of accreting debt discount in accordance with the adoption of ASU 2020-06.
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
In May 2021, we also completed an underwritten public offering of 11,500,000 shares of our common stock, including 1,500,000 shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares from us, at a public offering price of $25.00 per share. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $17.5 million, were $270.1 million.
In the first quarter of 2021, we entered into a sales agreement with SVB Leerink to sell shares of our common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an ATM program, under which SVB Leerink acts as sales agent. As of March 31, 2022, we had not sold or issued any shares under the ATM program.
We may need to raise additional capital to fund our operations, including the Phase 3 ASPEN study, the continued commercialization of ARIKAYCE, the ARISE and ENCORE clinical trials related to ARIKAYCE, launch readiness activities for the potential launch of brensocatib, if approved, other clinical trials for brensocatib, TPIP, and our future product candidates, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. While we believe we currently have sufficient funds to meet our financial needs for at least the next 12 months, we expect to opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be the ASPEN trial, expenses related to our commercialization efforts and our ARISE and ENCORE clinical trials for ARIKAYCE, and other development activities for brensocatib, and to a lesser extent, expenditures related to the clinical development of TPIP and other product candidates.
Cash Flows
As of March 31, 2022, we had cash and cash equivalents of $515.7 million, as compared with $716.8 million as of December 31, 2021. In addition, as of March 31, 2022, we also had marketable securities of $149.0 million. The $201.1 million decrease in cash and cash equivalents was primarily due to the purchase of marketable securities and cash used in operating activities. Our working capital was $630.9 million as of March 31, 2022, as compared with $701.9 million as of December 31, 2021.
Net cash used in operating activities was $105.2 million and $128.3 million for the three months ended March 31, 2022 and 2021, respectively. The net cash used in operating activities during the three months ended March 31, 2022 and 2021 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The decrease in cash used in operating activities for the three months ended March 31, 2022 compared to the corresponding period in 2021 was primarily due to the net change in working capital, driven primarily by deposits paid in 2021 to our CROs for our initiated clinical trials and the $12.5 million milestone payment to AstraZeneca in 2021 related to the first dosing in our Phase 3 ASPEN trial.
Net cash used in investing activities was $101.4 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. The increase in 2022 is due to purchases of marketable securities.
Net cash provided by financing activities was $6.5 million and $6.7 million for the three months ended March 31, 2022 and 2021, respectively. Net cash provided by financing activities for the three months ended March 31, 2022 and 2021 was primarily due to cash proceeds from the exercise of stock options.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations during the three months ended March 31, 2022 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. For the required interim disclosure updates related to our accounting policies and estimates, see Note 2 to our consolidated financial statements — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.
ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2022, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government. As of March 31, 2022, our marketable securities were invested in US treasury notes with an original maturity of greater than 90 days.
As of March 31, 2022, we had $800.0 million of convertible notes outstanding. Our 2025 Convertible Notes and our 2028 Convertible Notes bear interest at a coupon rate of 1.75% and 0.75%, respectively. If a 10% change in interest rates had occurred on March 31, 2022, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the three months ended March 31, 2022 and 2021, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 4.                                                CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.                                       RISK FACTORS
Our business is subject to substantial risks and uncertainties. You should carefully consider the risk factors set forth below as well as the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 17, 2022. Any of the risks and uncertainties described below and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Form 10-Q (please read the Cautionary Note Regarding Forward-Looking Statements in this Form 10-Q).
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on March 30, 2020).

10.1	Amended and Restated Employment Agreement, effective as of April 1, 2022, between Insmed Incorporated and Roger Adsett (filed herewith).

10.2	Amended and Restated Employment Agreement, effective as of April 1, 2022, between Insmed Incorporated and Sara Bonstein (filed herewith).

10.3	Amended and Restated Employment Agreement, effective as of April 1, 2022, between Insmed Incorporated and Martina Flammer, M.D. (filed herewith).

10.4	Amended and Restated Employment Agreement, effective as of April 1, 2022, between Insmed Incorporated and S. Nicole Schaeffer (filed herewith).

10.5	Amended and Restated Employment Agreement, effective as of April 1, 2022, between Insmed Incorporated and Michael Smith (filed herewith).

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL and contained in Exhibit 101.

* Certain portions of this exhibit have been redacted.
** Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: May 5, 2022	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)