Form 10-Q
period 2022-06-30
INSMED Inc
filed 2022-08-04
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, there were 119,975,265 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

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

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$416,078	$716,782
Marketable securities	138,790	—
Accounts receivable	29,481	24,351
Inventory	67,017	67,009
Prepaid expenses and other current assets	23,360	28,898
Total current assets	674,726	837,040
Marketable securities, non-current	9,764	50,043
Fixed assets, net	53,946	52,955
Finance lease right-of-use assets	17,178	9,256
Operating lease right-of-use assets	24,047	33,305
Intangibles, net	71,283	73,809
Goodwill	136,110	136,110
Other assets	66,300	50,990
Total assets	$1,053,354	$1,243,508
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$31,144	$35,784
Accrued liabilities	58,770	60,665
Accrued compensation	18,653	28,581
Finance lease liabilities	212	609
Operating lease liabilities	5,037	9,527
Total current liabilities	113,816	135,166
Debt, long-term	783,977	566,588
Contingent consideration	55,600	75,668
Finance lease liabilities, long-term	23,135	14,103
Operating lease liabilities, long-term	18,201	21,441
Other long-term liabilities	14,384	20,074
Total liabilities	1,009,113	833,040
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 119,865,023 and 118,738,266 issued and outstanding shares at June 30, 2022 and December 31, 2021, respectively	1,199	1,187
Additional paid-in capital	2,449,281	2,673,556
Accumulated deficit	(2,405,310)	(2,265,243)
Accumulated other comprehensive (loss) income	(929)	968
Total shareholders’ equity	44,241	410,468
Total liabilities and shareholders’ equity	$1,053,354	$1,243,508
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Product revenues, net	$65,221	$45,366	$118,328	$85,580

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	16,395	10,837	28,586	20,681
Research and development	88,527	64,655	172,883	126,045
Selling, general and administrative	59,974	57,177	116,722	108,727
Amortization of intangible assets	1,263	1,263	2,526	2,526
Change in fair value of deferred and contingent consideration liabilities	(12,622)	—	(24,240)	—
Total operating expenses	153,537	133,932	296,477	257,979

Operating loss	(88,316)	(88,566)	(178,149)	(172,399)

Investment income	835	34	972	67
Interest expense	(3,357)	(10,319)	(6,648)	(17,878)
Loss on extinguishment of debt	—	(17,689)	—	(17,689)
Other expense, net	(4,306)	(159)	(5,555)	(202)
Loss before income taxes	(95,144)	(116,699)	(189,380)	(208,101)

Provision for income taxes	501	622	886	861

Net loss	$(95,645)	$(117,321)	$(190,266)	$(208,962)

Basic and diluted net loss per share	$(0.80)	$(1.07)	$(1.60)	$(1.97)

Weighted average basic and diluted common shares outstanding	119,602	109,580	119,267	106,328

Net loss	$(95,645)	$(117,321)	$(190,266)	$(208,962)
Other comprehensive income (loss):
Foreign currency translation (loss) income	(208)	334	(702)	231
Unrealized loss on marketable securities	(491)	—	(1,195)	—
Total comprehensive loss	$(96,344)	$(116,987)	$(192,163)	$(208,731)

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at March 31, 2021	103,279	$1,033	$2,122,743	$(1,922,230)	$90	$201,636
Comprehensive loss:
Net loss				(117,321)		(117,321)
Other comprehensive income (loss)					334	334
Exercise of stock options and ESPP shares issuance	344	3	6,562			6,565
Net proceeds from issuance of common stock	11,500	115	269,771			269,886
Equity component of convertible debt issuance			196,063			196,063
Equity component of convertible debt redemption			(37,846)			(37,846)
Issuance of common stock for vesting of RSUs	116	1				1
Stock-based compensation expense			11,735			11,735
Balance at June 30, 2021	115,239	$1,152	$2,569,028	$(2,039,551)	$424	$531,053

Balance at March 31, 2022	119,346	$1,193	$2,428,582	$(2,309,665)	$(230)	$119,880
Comprehensive loss:
Net loss				(95,645)		(95,645)
Other comprehensive income (loss)					(699)	(699)
Exercise of stock options and ESPP shares issuance	345	4	6,440			6,444
Issuance of common stock for vesting of RSUs	174	2				2
Stock-based compensation expense			14,259			14,259
Balance at June 30, 2022	119,865	$1,199	$2,449,281	$(2,405,310)	$(929)	$44,241
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2020	102,763	$1,028	$2,105,252	$(1,830,589)	$193	$275,884
Comprehensive loss:
Net loss				(208,962)		(208,962)
Other comprehensive income (loss)					231	231
Exercise of stock options and ESPP shares issuance	760	7	13,518			13,525
Net proceeds from issuance of common stock	11,500	115	269,771			269,886
Equity component of convertible debt issuance			196,063			196,063
Equity component of convertible debt redemption			(37,846)			(37,846)
Issuance of common stock for vesting of RSUs	216	2				2
Stock-based compensation expense			22,270			22,270
Balance at June 30, 2021	115,239	$1,152	$2,569,028	$(2,039,551)	$424	$531,053

Balance at December 31, 2021	118,738	$1,187	$2,673,556	$(2,265,243)	$968	$410,468
Cumulative impact of ASU 2020-06 adoption			(264,609)	50,199		(214,410)
Comprehensive loss:
Net loss				(190,266)		(190,266)
Other comprehensive income (loss)					(1,897)	(1,897)
Exercise of stock options and ESPP shares issuance	795	8	13,252			13,260
Issuance of common stock for vesting of RSUs	332	4				4
Stock-based compensation expense			27,082			27,082
Balance at June 30, 2022	119,865	$1,199	$2,449,281	$(2,405,310)	$(929)	$44,241
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(190,266)	$(208,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,244	4,773
Amortization of intangible assets	2,526	2,526
Stock-based compensation expense	27,082	22,270
Loss on extinguishment of debt	—	17,689
Amortization of debt issuance costs and accretion of debt discount	1,643	13,196
Finance lease amortization expense	1,365	539
Noncash operating lease expense	9,765	9,550
Change in fair value of deferred and contingent consideration liabilities	(24,240)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,784)	(1,855)
Inventory	724	(11,557)
Prepaid expenses and other current assets	4,101	(7,484)
Other assets	(15,531)	(22,623)
Accounts payable	(3,558)	(11,158)
Accrued liabilities, accrued compensation and other	(16,533)	(10,629)
Net cash used in operating activities	(207,462)	(203,725)
Investing activities
Purchase of fixed assets	(4,605)	(4,666)
Purchase of marketable securities	(99,706)	—
Net cash used in investing activities	(104,311)	(4,666)
Financing activities
Proceeds from exercise of stock options, ESPP, and RSU vestings	13,264	13,527
Proceeds from issuance of common stock, net	—	269,886
Payment on extinguishment of 1.75% convertible senior notes due 2025	—	(12,578)
Payment of principal on 1.75% convertible senior notes due 2025	—	(225,000)
Proceeds from issuance of 0.75% convertible senior notes due 2028	—	575,000
Payment of debt issuance costs	—	(16,013)
Payments of finance lease principal	(494)	(522)
Net cash provided by financing activities	12,770	604,300
Effect of exchange rates on cash and cash equivalents	(1,701)	(338)
Net (decrease) increase in cash and cash equivalents	(300,704)	395,571
Cash and cash equivalents at beginning of period	716,782	532,756
Cash and cash equivalents at end of period	$416,078	$928,327
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,004	$5,911
Cash paid for income taxes	$1,194	$997

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.                                    The Company and Basis of Presentation
Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE, is approved in the United States (US) as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the European Commission (EC) approved ARIKAYCE for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis (CF). In March 2021, Japan's Ministry of Health, Labour and Welfare (MHLW) approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's clinical-stage pipeline includes brensocatib and treprostinil palmitil inhalation powder (TPIP). Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), which the Company is developing for the treatment of patients with bronchiectasis, CF and other neutrophil-mediated diseases, including chronic rhinosinusitis without nasal polyps (CRSsNP) and hidradenitis suppurativa (HS). TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary hypertension associated with interstitial lung disease (PH-ILD) and pulmonary arterial hypertension (PAH).
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
     The Company had $416.1 million in cash and cash equivalents and marketable securities totaling $148.6 million as of June 30, 2022 and reported a net loss of $190.3 million for the six months ended June 30, 2022. Historically, the Company has funded its operations through public offerings of equity securities and debt financings. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP and its other pipeline programs, and continuing and commencing pre-commercial, commercialization and regulatory activities for ARIKAYCE, and funding other general and administrative activities.
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
Risks and Uncertainties - There are many uncertainties regarding the novel coronavirus (COVID-19) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the six months ended June 30, 2022, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.
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
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	June 30, 2022
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$416.1	$416.1	$—	$—
Marketable securities	$148.6	$148.6	$—	$—
Deferred consideration	$10.8	$—	$10.8	$—
Contingent consideration liabilities	$55.6	$—	$—	$55.6

	December 31, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$716.8	$716.8	$—	$—
Marketable securities	$50.0	$50.0	$—	$—
Deferred consideration	$14.9	$—	$14.9	$—
Contingent consideration liabilities	$75.7	$—	$—	$75.7
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the six months ended June 30, 2022, the Company purchased $99.7 million of additional marketable securities consisting of US Treasury Notes. There were no other transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2022.
As of June 30, 2022, the Company held $138.8 million and $9.8 million of current and non-current available-for-sale securities, respectively, net of an unrealized loss of $1.3 million recorded in accumulated other comprehensive income. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets. As of December 31, 2021, the Company held no securities that were in an unrealized gain or loss position.

The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) how long the security has been in an unrealized loss position; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the quarter ended June 30, 2022.
Deferred Consideration
The deferred consideration arose from the acquisitions of Motus Biosciences, Inc. (Motus) and AlgaeneX, Inc. (AlgaeneX) (the Business Acquisition) in August 2021 (Note 13). The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date, subject to certain reductions. A valuation of the deferred consideration is performed quarterly with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. As the deferred consideration is settled in shares, there is no discount rate applied in the fair value calculation.
The deferred consideration has been classified as a Level 2 recurring liability as its valuation utilizes an input, the Insmed share price on the valuation date, which is a directly observable input at the measurement date and for the duration of the liabilities' anticipated lives. Deferred consideration expected to be settled within twelve months or less is classified as a current liability and are included in accrued liabilities. As of June 30, 2022, the fair value of deferred consideration included in accrued liabilities was $3.5 million. Deferred consideration expected to be settled in more than twelve months is classified as a non-current liability and is included in other long-term liabilities. As of June 30, 2022, the fair value of deferred consideration included in other long-term liabilities was $7.3 million.
The following observable input was used in the valuation of the deferred consideration as of June 30, 2022:

	Fair Value as of June 30, 2022 (in millions)	Observable Input	Input Value
Deferred consideration	$10.8	Insmed share price as of June 30, 2022	$19.72
Contingent Consideration
The contingent consideration liabilities arose from the Business Acquisition in August 2021 (Note 13). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher milestone and net sales milestones. Upon the achievement of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 5,348,572 shares in the aggregate and AlgaeneX equityholders up to 368,867 shares in the aggregate. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. At June 30, 2022, the weighted average probability of success was 42%. The development and regulatory milestones will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation.
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
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of June 30, 2022, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.
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

The following significant unobservable inputs were used in the valuation of the contingent consideration liabilities as of June 30, 2022 (in millions):

Contingent Consideration Liabilities	Fair Value as of June 30, 2022	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$50.6	Probability-adjusted	Probabilities of success	14% - 95%
Priority review voucher milestone	$5.0	Probability-adjusted discounted cash flow	Probability of success	13.5%
			Discount rate	10.7%
The following table is a summary of the changes in the fair value of the Company's valuations for the deferred and contingent consideration liabilities for the six months ended June 30, 2022 (in thousands):

	December 31, 2021	Additions	Change in Fair Value	Adjustments	June 30, 2022
Deferred consideration	$14,931	—	(4,172)	—	$10,759
Contingent consideration	$75,668	—	(20,068)	—	$55,600

Convertible Notes
The estimated fair value of the liability component of the Company's 0.75% convertible senior notes due 2028 (the 2028 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of June 30, 2022 was $496.0 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the 2028 Convertible Notes. The $561.6 million carrying value of the 2028 Convertible Notes as of June 30, 2022 excludes the $13.4 million of the unamortized portion of the debt issuance costs.
The estimated fair value of the liability component of the Company's 1.75% convertible senior notes due 2025 (the 2025 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of June 30, 2022 was $208.3 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the 2025 Convertible Notes. The $222.4 million carrying value of the 2025 Convertible Notes as of June 30, 2022 excludes the $2.6 million of the unamortized portion of the debt issuance costs.
Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and other dilutive securities outstanding during the period. Potentially dilutive securities from stock options, restricted stock, restricted stock units (RSUs), performance stock units (PSUs) and convertible debt securities would be anti-dilutive as the Company incurred a net loss. Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options and from the assumed conversion of the Company's convertible notes are determined based on the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Numerator:
Net loss	$(95,645)	$(117,321)	$(190,266)	$(208,962)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	119,602	109,580	119,267	106,328
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock and RSUs	—	—	—	—
PSUs	—	—	—	—
Convertible debt securities	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	119,602	109,580	119,267	106,328
Net loss per share:
Basic and diluted	$(0.80)	$(1.07)	$(1.60)	$(1.97)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of June 30, 2022 and 2021, respectively, as their effect would have been anti-dilutive (in thousands):

	June 30,
	2022	2021
Common stock options	17,806	14,449
Unvested restricted stock and RSUs	1,619	1,125
PSUs	670	—
Convertible debt securities	23,438	23,438
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for collectible trade receivables. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the six months ended June 30, 2022 and 2021.

	June 30,
	2022	2021
Customer A	36%	25%
Customer B	32%	23%
Customer C	19%	—%
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
The following table presents a summary of the Company's product revenues, net, by geographic location for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
US	$47,190	$41,754	$87,972	$79,008
Japan	15,849	—	26,525	—
Europe and rest of world	2,182	3,612	3,831	6,572
Total product revenues, net	$65,221	$45,366	$118,328	$85,580
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
Business combinations and asset acquisitions - The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, Business Combinations, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.
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
Indefinite-lived intangible assets - Indefinite-lived intangible assets consist of In Process Research & Development (IPR&D). IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance. The Company performs a qualitative test for its indefinite-lived intangible assets annually as of October 1.
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
Impairment Assessment - The Company reviews the recoverability of its finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, the Company measures the amount of the impairment by comparing to the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed at June 30, 2022.
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
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, to reduce the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the number of accounting models for convertible debt instruments is reduced, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Only convertible instruments that meet the definition of a derivative or are issued with substantial premiums will continue to be subject to the separation models. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a share of convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021. The Company transitioned using the modified retrospective method. The impact of adopting ASU 2020-06 on January 1, 2022 resulted in an opening balance sheet adjustment increasing debt by $221.9 million, increasing issuance costs classified to debt by $6.1 million, decreasing the deferred tax liability by $1.4 million, and causing an increase to retained earnings of $50.2 million, with an offsetting reduction to additional paid-in-capital of $264.6 million, net of tax.
3.            Inventory
As of June 30, 2022 and December 31, 2021, the Company's inventory balance consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$29,320	$29,541
Work-in-process	15,908	18,528
Finished goods	21,789	18,940
	$67,017	$67,009
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
4.                                      Intangibles, Net and Goodwill
 Intangibles, Net
Finite-lived Intangible Assets
As of June 30, 2022, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D and the milestones paid to PARI Pharma GmbH (PARI) for the license to use PARI's Lamira® Nebulizer System (Lamira) for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestones intangible assets in

October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of these assets during each of the next five years is estimated to be approximately $5.1 million per year.
Indefinite-lived Intangible Assets
As of June 30, 2022, the Company's indefinite-lived intangible assets consisted of acquired in process research and development (IPR&D) from the Business Acquisition (Note 13). Indefinite-lived intangible assets are not amortized.
A rollforward of the Company's intangible assets for the six months ended June 30, 2022 and June 30, 2021 is as follows (in thousands):

Intangible Asset	December 31, 2021	Additions	Amortization	June 30, 2022
Acquired ARIKAYCE R&D	$42,439	$—	$(2,425)	$40,014
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,770	—	(101)	1,669
	$73,809	$—	$(2,526)	$71,283

Intangible Asset	December 31, 2020	Additions	Amortization	June 30, 2021
Acquired ARIKAYCE R&D	$47,289	$—	$(2,425)	$44,864
PARI milestones	1,972	—	(101)	1,871
	$49,261	$—	$(2,526)	$46,735
Goodwill
The Company's goodwill balance of $136.1 million as of June 30, 2022, resulted from the Business Acquisition (Note 13).
5.    Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

Asset Description	Estimated Useful Life (years)	June 30, 2022	December 31, 2021
Lab equipment	7	$14,144	$11,862
Furniture and fixtures	7	6,306	5,799
Computer hardware and software	3-5	7,053	7,264
Office equipment	7	89	89
Manufacturing equipment	7	1,203	1,145
Leasehold improvements	2-10	37,009	36,073
Construction in progress (CIP)	—	27,447	27,784
		93,251	90,016
Less: accumulated depreciation		(39,305)	(37,061)
		$53,946	$52,955

6.                                      Accrued Liabilities
As of June 30, 2022 and December 31, 2021, the Company's accrued liabilities balance consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued clinical trial expenses	$17,019	$19,410
Accrued professional fees	11,336	10,678
Accrued technical operation expenses	4,816	6,187
Accrued royalty payable	7,182	6,655
Accrued interest payable	2,175	2,175
Accrued sales allowances and related costs	11,470	8,275
Deferred consideration	3,459	4,883
Accrued construction costs	105	551
Other accrued liabilities	1,208	1,851
	$58,770	$60,665
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
The Company outsources its manufacturing operations to CMOs. Upon review of the agreements with its CMOs, the Company determined that these contracts contain embedded leases for dedicated manufacturing facilities. The Company obtains substantially all of the economic benefits from the use of the manufacturing facilities, the Company has the right to direct how and for what purpose the facility is used throughout the period of use, and the supplier does not have the right to change the operating instructions of the facility. The operating lease right-of-use assets and corresponding lease liabilities associated with the manufacturing facilities is the sum of the minimum guarantees over the life of the production contracts.
The Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $1.5 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.
The table below summarizes the supplemental noncash disclosures of the Company's leases included in its consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Finance right-of-use assets obtained in exchange for lease obligations	$—	$—	$9,287	$—
Operating right-of-use assets obtained in exchange for lease obligations	$166	$2,100	$507	$8,641
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $36.3 million incurred by the

Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.
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
Holders may convert their 2025 Convertible Notes prior to October 15, 2024 or their 2028 Convertible Notes prior to March 1, 2028, only under the following circumstances, subject to the conditions set forth in the applicable indenture: (i) during the five business day period immediately after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of the applicable series of convertible notes, as determined following a request by a holder of such convertible notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on such trading day, (ii) the Company elects to distribute to all or substantially all holders of the common stock (a) any rights, options or warrants (other than in connection with a stockholder rights plan for so long as the rights issued under such plan have not detached from the associated shares of common stock) entitling them, for a period of not more than 45 days from the declaration date for such distribution, to subscribe for or purchase shares of common stock at a price per share that is less than the average of the last reported sale prices of the common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the declaration date for such distribution, or (b) the Company's assets, debt securities or rights to purchase securities of the Company, which distribution has a per share value, as reasonably determined by the board of directors, exceeding 10% of the last reported sale price of the common stock on the trading day immediately preceding the declaration date for such distribution, (iii) if a transaction or event that constitutes a fundamental change or a make-whole fundamental change occurs, or if the Company is a party to (a) a consolidation, merger, combination, statutory or binding share exchange or similar transaction, pursuant to which the common stock would be converted into, or exchanged for, cash, securities or other property or assets, or (b) any sale, conveyance, lease or other transfer or similar transaction in one transaction or a series of transactions of all or substantially all of the consolidated assets of the Company and its subsidiaries, taken as a whole, all or any portion of the applicable series of convertible notes may be surrendered by a holder for conversion at any time from or after the date that is 30 scheduled trading days prior to the anticipated effective date of the transaction, (iv) if during any calendar quarter commencing after the calendar quarter ending on March 31, 2018 or June 30, 2021 for the 2025 Convertible Notes and the 2028 Convertible Notes, respectively (and only during such calendar quarter), the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, or (v) if the Company sends a notice of redemption, a holder may surrender all or any portion of its convertible notes to which the notice of redemption relates for conversion at any time on or after the date the applicable notice of redemption was sent until the close of business on (a) the second business day immediately preceding the related redemption date or (b) if the Company fails to pay the redemption price on the redemption date as specified in such notice of redemption, such later date on which the redemption price is paid. To date, there have not been any holder-initiated redemption requests of either series of convertible notes.
Each series of convertible notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in both series of convertible notes are not required to be separately accounted for as a derivative. The 2025 Convertible Notes and 2028 Convertible Notes have remaining terms of approximately 2.54 years and 5.92 years, respectively. The following table presents the carrying value of the Company's debt balance (in thousands):

	June 30, 2022	December 31, 2021
Face value of outstanding convertible notes	$800,000	$800,000
Debt issuance costs, unamortized	(16,023)	(11,539)
Discount on debt	—	(221,873)
Debt, long-term	$783,977	$566,588
As of June 30, 2022, future principal repayments of the notes for each of the years through maturity were as follows (in thousands):

Year Ending December 31:
2022	$—
2023	—
2024	—
2025	225,000
2026	—
2027 and thereafter	575,000
$800,000
Interest Expense
Interest expense related to debt and finance leases for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$2,062	$2,052	$4,125	$4,021
Amortization of debt issuance costs	821	457	1,643	807
Accretion of debt discount	—	7,482	—	12,389
Total convertible debt interest expense	2,883	9,991	5,768	17,217
Finance lease interest expense	474	328	880	661
Interest expense	$3,357	$10,319	$6,648	$17,878
In accordance with the Company's transition using the modified retrospective method upon adopting ASU 2020-06, Debt — Accounting for Convertible Instruments, on January 1, 2022, the Company ceased accreting debt discount.
9.                                      Shareholders’ Equity
Common Stock — As of June 30, 2022, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 119,865,023 shares of common stock issued and outstanding. In addition, as of June 30, 2022, the Company had reserved 17,805,766 shares of common stock for issuance upon the exercise of outstanding stock options, 1,619,225 shares of common stock for issuance upon the vesting of RSUs and 670,168 shares for issuance upon the vesting of PSUs. The Company has also reserved 23,438,430 shares of common stock in the aggregate for issuance upon conversion of the 2025 Convertible Notes and 2028 Convertible Notes, subject to adjustment in accordance with the applicable indentures. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions. The shares of the Company’s common stock reserved in connection with the Motus acquisition were partly issued as acquisition consideration at closing, and will also be issued upon the first, second and third anniversaries of the closing date of the acquisition and upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions.
Of the 9,406,112 shares reserved, subject to certain closing-related reductions, the Company issued 2,889,367 shares of the Company's common stock in connection with the Business Acquisition (Note 13) in the third quarter of 2021, after certain closing-related deductions.
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
In the first quarter of 2021, the Company entered into a sales agreement with SVB Leerink LLC (now known as SVB Securities LLC) (SVB Securities), to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an “at the market” equity offering program (the ATM program), under which SVB Securities acts as sales agent. As of June 30, 2022, the Company had not sold or issued any shares under the ATM program.
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
Preferred Stock — As of June 30, 2022, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.
10.                                Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated 2019 Incentive Plan (as amended, the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders in May 2019. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. On May 16, 2019, upon the approval of the 2019 Incentive Plan by shareholders, 3,500,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the Company's 2017 Incentive Plan, the 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. On May 12, 2020, at the Company's 2020 Annual Meeting of Shareholders, the Company's shareholders approved an amendment of the 2019 Incentive Plan providing for the issuance of an additional 4,500,000 shares under the plan. On May 12, 2021, at the Company's 2021 Annual Meeting of Shareholders, the Company's shareholders approved the second amendment to the 2019 Incentive Plan providing for the issuance of an additional 2,750,000 shares under the plan. On May 11, 2022, at the Company's 2022 Annual Meeting of Shareholders, the Company's shareholders approved the third amendment to the 2019 Incentive Plan, providing for the issuance of an additional 3,000,000 shares under the plan. As of June 30, 2022, 2,145,104 shares remain available for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the six months ended June 30, 2022, the Company granted inducement stock options covering 471,790 shares of the Company's common stock to new employees.
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
Stock Options — As of June 30, 2022, there was $122.5 million of unrecognized compensation expense related to unvested stock options.
From time to time, the Company has granted performance-conditioned options to certain of its employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the grantees fulfilling a service condition (continued employment). As of June 30, 2022, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria.
Restricted Stock Units — As of June 30, 2022, there was $32.5 million of unrecognized compensation expense related to unvested RSU awards.
Performance Stock Units — In January 2022, the Company issued 271,612 PSUs. For these PSUs, there are two performance conditions, a service condition, and a market condition. The performance conditions are the issuance of a press release announcing certain top-line results from a clinical trial and the acceptance of a new drug application (NDA) by the FDA for brensocatib. The service condition is continuous employment with the Company through the later of the third anniversary of the grant date of the PSU award and the date an NDA for brensocatib is accepted by the FDA. The potential payout of the awards ranges from 0% to 250% of the target, dependent on a market condition that is based on the Company's total shareholder return compared to a defined peer group. Due to the multiple vesting conditions, uncertain timing and variable payout of these PSUs, a Monte Carlo simulation was performed to determine the fair value of the awards. Compensation cost will be recognized on the date the performance conditions become probable, with an initial recording of the cumulative expense that would have been recognized if the PSU expense had been recognized on a straight-line basis since the date of grant. The remaining unamortized fair value of the awards will then be expensed prospectively on a straight-line basis over the remaining service period. Since the market condition is reflected in the grant-date fair value and is not a condition for the award to vest, it does not impact the requisite service period. The volatility, risk-free interest rate and weighted-average grant date fair value of the PSUs granted are 65.4%, 1.03% and $39.12, respectively. Any forfeitures that occur after compensation cost recognition commences will result in the cumulative reversal of expense in the period in which the forfeiture occurs. As of June 30, 2022, there was $10.5 million of unrecognized compensation expense related to unvested PSU awards, which assumes a payout of 100% of the target.
The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options and RSUs during the three and six months ended June 30, 2022 and 2021, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$6.7	$4.4	$12.3	$8.1
Selling, general and administrative	7.6	7.4	14.8	14.2
Total	$14.3	$11.8	$27.1	$22.3
There was no stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to PSUs during the three and six months ended June 30, 2022, as the performance conditions associated with the PSU awards were not probable as of June 30, 2022.
11.                                 Income Taxes
The Company recorded a provision for income taxes of $0.5 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively. The provisions are primarily a result of certain of the Company's international subsidiaries, which had taxable income during the periods. Additionally, the Company is impacted by certain state taxes which effectively impose income tax on modified gross revenues. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.
The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the Company's federal tax returns for the years ended 2018 and later, and is generally open for certain states for the years 2017 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of June 30, 2022 and December 31, 2021, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of June 30, 2022 and December 31, 2021 or the consolidated statements of comprehensive loss for the three and six months ended June 30, 2022 and 2021. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.
12.                               Commitments and Contingencies
Rent expense charged to operations was $1.9 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $3.9 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively.

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
The Company evaluated the Business Acquisition under ASC 805 and ASU 2017-01. The Company concluded that substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable asset or a group of similar identifiable assets. The transaction does not pass the screen test and thus management performed a full assessment to determine if the acquired entities met the definition of a business. For the full assessment, management considered whether it has acquired (a) inputs, (b) substantive processes, and (c) outputs. Under ASC 805, to be considered a business, a set of activities and assets is required to have only the first two of the three elements, which together are or will be used in the future to create outputs. Management determined that the acquired entities met the definition of a business since the Company acquired inputs and substantive processes capable of producing outputs.
Therefore, the transaction has been accounted for under the acquisition method of accounting. Under the acquisition method, the total purchase price of the acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on the fair values as of the date of the acquisition. The fair value of the consideration totaled approximately $165.5 million. The results of Motus's and AlgaeneX's operations have been included in the Company's consolidated statements of comprehensive loss beginning on the acquisition date.
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
Our clinical-stage pipeline includes brensocatib and TPIP. Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which we are developing for the treatment of patients with bronchiectasis, CF and other neutrophil-mediated diseases, including CRSsNP and HS. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PH-ILD and PAH.
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

• We will continue to advance the post-marketing confirmatory, frontline clinical trial program for ARIKAYCE. In ARISE, we anticipate completing enrollment by the end of 2022 and sharing data during 2023. In ENCORE, we anticipate completing enrollment by the end of 2023.

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

• We will continue to advance the ASPEN trial and anticipate completing enrollment in the first quarter of 2023.

• We are advancing a clinical development program for brensocatib in CF. The Phase 2 pharmacokinetics/pharmacodynamics multiple-dose study is underway, and we anticipate having results from the CF transmembrane conductance regulator (CFTR) arm of the study by the end of 2022.

• We plan to explore the potential of brensocatib in additional neutrophil-mediated diseases, including CRSsNP and HS.

TPIP (dry-powder inhalation formulation of a treprostinil prodrug) for PH-ILD and PAH
• In February 2021, we announced topline results from the Phase 1 study of TPIP in healthy volunteers. Data from the study supports continued development into Phase 2 with once-daily dosing.

• We are advancing the development of TPIP in both PH-ILD and PAH.

• We currently have two parallel Phase 2 studies ongoing, both with a 16-week treatment period: a study in patients with PH-ILD to assess safety and tolerability; and a study in PAH patients to evaluate the effect of TPIP on pulmonary vascular resistance (PVR) and six-minute walk distance.
• We will continue to advance our Phase 2 development work in both PH-ILD and PAH.
Our earlier-stage pipeline includes preclinical compounds that we are evaluating in multiple rare diseases with unmet medical need. To complement our internal research and development, we actively evaluate in-licensing and acquisition opportunities for a broad range of rare diseases.

Our Strategy
Our strategy focuses on the needs of patients with rare diseases. We secured approval for ARIKAYCE in the US as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with MAC. Our product candidates are brensocatib, our Phase 3 product candidate which we are developing for patients with bronchiectasis, CF and other neutrophil-mediated diseases, and TPIP, our product candidate that may offer a differentiated product profile for patients with PH-ILD and PAH. We are also advancing earlier-stage programs in other rare disorders.
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
•Advance the brensocatib program in CF and other neutrophil mediated diseases, such as CRSsNP and HS;
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
Regulatory Pathway Outside of the US
In October 2020, the EC granted marketing authorization for ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. We have launched ARIKAYCE in Germany, the Netherlands, Wales, and Scotland, and plan to launch in other European Union (EU) countries and the UK, subject to local reimbursement processes. Effective September 1, 2022, patient supply of ARIKAYCE in Germany will be enabled by import from other EU countries. We have worked with the German National Association of Statutory Health Insurance Funds (GKV-SV) towards an agreement on the price of ARIKAYCE that would allow us effectively to serve the needs of patients in Germany; however, to date, we have been unable to reach an agreement. Ensuring an uninterrupted supply of medicine for patients in Germany is our top priority, and we are working to ensure that physicians and pharmacists have the information they need to obtain ARIKAYCE for their patients through the importation pathway. Discussions remain ongoing with the GKV-SV with the goal of reaching an agreement and re-initiating direct access to ARIKAYCE.
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

The ARISE trial is a randomized, double-blind, placebo-controlled Phase 3b study in adult patients with newly diagnosed MAC lung disease that aims to generate evidence demonstrating the domain specification, reliability, validity, and responsiveness of PRO-based scores, including a respiratory symptom score. Patients will be randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for six months. Patients will then discontinue all study treatments and remain in the trial for one month for the continued assessment of PRO endpoints. The study is currently enrolling patients and is expected to enroll approximately 100 patients. We anticipate completing enrollment by the end of 2022. We anticipate sharing data on the reliability and reproducibility of the respiratory score used in the PRO in the first half of 2023 and we anticipate sharing responsivity, culture conversion, and safety and tolerability data in the second half of 2023.
The ENCORE trial is a randomized, double-blind, placebo-controlled Phase 3b study to evaluate the efficacy and safety of an ARIKAYCE-based regimen in patients with newly diagnosed MAC lung disease. Patients will be randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for 12 months. Patients will then discontinue all study treatments and remain in the trial for three months for the assessment of durability of culture conversion. The primary endpoint is change from baseline to Month 13 in respiratory symptom score. The key secondary endpoint is the proportion of subjects achieving durable culture conversion at Month 15. The study is currently enrolling patients and is expected to enroll approximately 250 patients. We anticipate completing enrollment by the end of 2023.
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
Based on the positive results of the WILLOW study discussed below, in December 2020 we commenced our Phase 3 trial, ASPEN, which will investigate brensocatib in bronchiectasis. ASPEN is a global, randomized, double-blind, placebo-controlled Phase 3 study to assess the efficacy, safety, and tolerability of brensocatib in patients with bronchiectasis. Patients with bronchiectasis due to CF may not be enrolled in the study. Patients will be randomized to receive brensocatib 10 mg, brensocatib 25 mg, or placebo once daily for 52 weeks. The primary endpoint is the rate of pulmonary exacerbations over the 52-week treatment period. Secondary endpoints include time to first pulmonary exacerbation, percentage of subjects who remain pulmonary exacerbation-free, change from baseline in post-bronchodilator FEV1, rate of severe pulmonary exacerbations, change from baseline in the Bronchiectasis (QOL-B) Respiratory Symptoms Domain Score, and incidence and severity of treatment-emergent adverse events (AEs). This study is currently enrolling patients and is expected to enroll approximately 1,620 patients (540 in each arm) at approximately 460 sites in 40 countries. We anticipate completing enrollment in the first quarter of 2023.
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
We are currently advancing a clinical development program for brensocatib in CF. The CF Therapeutics Development Network (CFTDN) has sanctioned our study protocol for brensocatib in CF. The CFTDN is an organization composed of specialists in CF clinical research and is the largest CF clinical trials network globally. Feedback from the CFTDN does not have any bearing on FDA regulatory approval. The Phase 2, multiple-dose, pharmacokinetics/pharmacodynamics study, which includes both patients who are on background CFTR modulator drugs and patients who are not on CFTR modulator drugs, is underway. We have completed enrollment in the CFTR modulator group and are on track to have results from this arm of the study by the end of 2022. We also plan to explore the potential of brensocatib in additional neutrophil-mediated diseases, including CRSsNP and HS.
Market Opportunity for brensocatib in bronchiectasis
Bronchiectasis is a severe, chronic pulmonary disorder in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage. The condition is marked by frequent pulmonary exacerbations requiring antibiotic therapy and/or hospitalizations. Symptoms include chronic cough, excessive sputum production, shortness of breath, and repeated respiratory infections, which can worsen the underlying condition. Based on information from external sources, including market research funded by us and third parties, and internal analyses and calculations, we estimate the potential addressable market at launch in the US, the European 5 (comprised of France, Germany, Italy, Spain and the UK) and Japan will be as follows (approximately):

Potential Market	Estimated Number of Patients Diagnosed with Bronchiectasis
United States	450,000
European 5	400,000
Japan	150,000
Today, there are no approved therapies in the US, Europe, or Japan for the treatment of patients with bronchiectasis.
Treprostinil Palmitil Inhalation Powder
TPIP is an investigational inhaled formulation of a treprostinil prodrug that has the potential to address certain of the current limitations of existing prostanoid therapies. We believe that TPIP prolongs duration of effect and may provide patients with greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day. Reducing dose frequency has the potential to ease patient burden and improve compliance. Additionally, we believe that TPIP may be associated with fewer side effects, including severity and/or frequency of cough, headache, throat irritation, nausea, flushing and dizziness that are associated with high initial drug levels and local upper airway exposure when using current inhaled prostanoid therapies. We believe TPIP may offer a differentiated product profile for PH-ILD and PAH.
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
We are advancing the development of TPIP with two studies in patients with PAH. The first is an open-label, proof-of-mechanism study to understand the impact of a single dose of TPIP on PVR over a 24-hour period. The second will aim to investigate the effect of TPIP on PVR and six-minute walk distance over a 16-week treatment period using an up-titration, once-daily dosing schedule. One patient has completed the 24-hour period study at a dose of 112.5 micrograms. This patient also went on to complete the 16-week extension period study and was titrated to a dose of 320 micrograms once daily, which was found to be safe and tolerable. We did not observe any safety concerns with TPIP, and the data suggested a trend towards improvement in various cardiac measures during the study period. Beyond PAH, we continue to explore potential development pathways for TPIP in patients with other rare pulmonary disorders, including PH-ILD. We initiated a Phase 2 study in patients with PH-ILD using an up-titration, once-daily dosing schedule in early 2022.
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
Corporate Development
We plan to continue to develop, acquire, in-license or co-promote other products, product candidates and technologies, including those that address serious and rare diseases that currently have significant unmet needs. We are focused broadly on serious and rare disease therapeutics and prioritizing those areas that best align with our core competencies.

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
Though we continue to see use of ARIKAYCE, including new patient adds and continued prescription renewals, there remains a general uncertainty regarding the impact of COVID-19 on all aspects of our business, including how it will impact our patients, physicians, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect our financial results and business operations through the six months ended June 30, 2022, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to these and other numerous uncertainties. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.
Comparison of the Three Months Ended June 30, 2022 and 2021
Overview - Operating Results
Our operating results for the three months ended June 30, 2022, included the following:
•Product revenues, net, increased $19.9 million as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $5.6 million as compared to the same period in the prior year as a result of the increase in sales volumes of ARIKAYCE;
•R&D expenses increased $23.9 million as compared to the same period in the prior year primarily resulting from increases in clinical development and research costs for our ongoing clinical trials;
•SG&A expenses increased $2.8 million as compared to the same period in the prior year resulting primarily from increases in other internal expenses due to resuming certain internal commercial activities and increased travel expenses;
•Amortization of intangible assets of $1.3 million was consistent with the same period in the prior year;
•Change in fair value of contingent consideration liabilities was $(12.6) million, primarily as a result of the change in our share price; and
•Interest expense decreased $7.0 million as compared to the same period in the prior year due to the cessation of accreting debt discount in accordance with the adoption of ASU 2020-06.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2022	2021	$	%
US	$47,190	$41,754	$5,436	13.0%
Japan	15,849	—	15,849	NA
Europe and rest of world	2,182	3,612	(1,430)	(39.6)%
Total product revenues, net	$65,221	$45,366	$19,855	43.8%
Product revenues, net, for the three months ended June 30, 2022 increased to $65.2 million as compared to $45.4 million in the same period in 2021, an increase of 43.8% as a result of the launch of ARIKAYCE in Japan and growth in ARIKAYCE sales in the US.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the three months ended June 30, 2022 and 2021 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2022	2021	$	%
Cost of product revenues (excluding amortization of intangible assets)	$16,395	$10,837	$5,558	51.3%
Cost of product revenues, as % of revenues	25.1%	23.9%
Cost of product revenues (excluding amortization of intangible assets) increased by $5.6 million, or 51.3%, to $16.4 million for the three months ended June 30, 2022 as compared to $10.8 million in the same period in 2021. The increase in cost of product revenues (excluding amortization of intangibles) in the three months ended June 30, 2022 was primarily attributable to the increase in product revenues discussed above.
R&D Expenses
R&D expenses for the three months ended June 30, 2022 and 2021 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2022	2021	$	%
External Expenses
Clinical development and research	$31,333	$23,498	$7,835	33.3%
Manufacturing	13,922	9,593	4,329	45.1%
Regulatory, quality assurance, and medical affairs	5,993	3,313	2,680	80.9%
Subtotal—external expenses	$51,248	$36,404	$14,844	40.8%
Internal Expenses
Compensation and benefit related expenses	$24,469	$18,914	$5,555	29.4%
Stock-based compensation	6,647	4,434	2,213	49.9%
Other internal operating expenses	6,163	4,903	1,260	25.7%
Subtotal—internal expenses	$37,279	$28,251	$9,028	32.0%
Total R&D expenses	$88,527	$64,655	$23,872	36.9%
R&D expenses increased to $88.5 million during the three months ended June 30, 2022 from $64.7 million in the same period in 2021. The $23.9 million increase was primarily due to a $7.8 million increase in clinical development and research costs related to the ongoing Phase 3 ASPEN trial of brensocatib and the ARIKAYCE frontline clinical trial program. The increase was also due to a $7.8 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in headcount, as well as a $4.3 million increase in manufacturing expenses to support ongoing clinical trials.
External R&D expenses by product for the three months ended June 30, 2022 and 2021 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2022	2021	$	%
ARIKAYCE external R&D expenses	$17,131	$13,510	$3,621	26.8%
Brensocatib external R&D expenses	20,404	16,203	4,201	25.9%
Other external R&D expenses	13,713	6,691	7,022	104.9%
Total external R&D expenses	$51,248	$36,404	$14,844	40.8%
We expect R&D expenses to continue to increase in 2022 relative to 2021 primarily due to our clinical trial activities and related spend, including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trial of ARIKAYCE in a frontline treatment setting for patients with MAC lung disease, our TPIP clinical trials and our research efforts in translational medicine.

SG&A Expenses
SG&A expenses for the three months ended June 30, 2022 and 2021 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2022	2021	$	%
Compensation and benefit related expenses	$22,047	$21,339	$708	3.3%
Stock-based compensation	7,612	7,302	310	4.2%
Professional fees and other external expenses	21,434	22,235	(801)	(3.6)%
Facility related and other internal expenses	8,881	6,301	2,580	40.9%
Total SG&A expenses	$59,974	$57,177	$2,797	4.9%
SG&A expenses increased to $60.0 million during the three months ended June 30, 2022 from $57.2 million in the same period in 2021. The $2.8 million increase resulted primarily from a $2.6 million increase in other internal expenses due to resuming certain internal commercial meetings and increased travel expenses. We expect SG&A expenses to continue to increase due, in part, to commercial readiness activities for brensocatib.
Amortization of Intangible Assets
Amortization of intangible assets for both the three months ended June 30, 2022 and 2021 was $1.3 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration liabilities for the three months ended June 30, 2022 was $(12.6) million. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the acquired businesses. Adjustments to the fair value are due to changes in: the probability of achieving milestones; our stock price; or certain other estimated assumptions.
Interest Expense
Interest expense decreased to $3.4 million for the three months ended June 30, 2022 as compared to $10.3 million in the same period in 2021 due to the cessation of accreting debt discount in accordance with the adoption of ASU 2020-06.
Comparison of the Six Months Ended June 30, 2022 and 2021
Overview - Operating Results
Our operating results for the six months ended June 30, 2022, included the following:
•Product revenues, net, increased $32.7 million as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $7.9 million as compared to the same period in the prior year as a result of the increase in sales volumes of ARIKAYCE;
•R&D expenses increased $46.8 million as compared to the same period in the prior year primarily resulting from increases in clinical development and research costs for our ongoing clinical trials;
•SG&A expenses increased $8.0 million as compared to the same period in the prior year resulting primarily from increases in other internal expenses and compensation and benefit related costs;
•Amortization of intangible assets of $2.5 million was consistent with the same period in the prior year;
•Change in fair value of contingent consideration liabilities was $(24.2) million, primarily as a result of the change in our share price; and
•Interest expense decreased $11.2 million as compared to the same period in the prior year due to the cessation of accreting debt discount in accordance with the adoption of ASU 2020-06.

Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2022	2021	$	%
US	$87,972	$79,008	$8,964	11.3%
Japan	26,525	—	26,525	NA
Europe and rest of world	3,831	6,572	(2,741)	(41.7)%
Total product revenues, net	$118,328	$85,580	$32,748	38.3%
Product revenues, net, for the six months ended June 30, 2022 increased to $118.3 million as compared to $85.6 million in the same period in 2021, an increase of 38.3% as a result of the launch of ARIKAYCE in Japan and growth in ARIKAYCE sales in the US.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the six months ended June 30, 2022 and 2021 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2022	2021	$	%
Cost of product revenues (excluding amortization of intangible assets)	$28,586	$20,681	$7,905	38.2%
Cost of product revenues, as % of revenues	24.2%	24.2%
Cost of product revenues (excluding amortization of intangible assets) increased by $7.9 million, or 38.2%, to $28.6 million for the six months ended June 30, 2022 as compared to $20.7 million in the same period in 2021. The increase in cost of product revenues (excluding amortization of intangibles) in the six months ended June 30, 2022 was attributable to the increase in product revenues discussed above.
R&D Expenses
R&D expenses for the six months ended June 30, 2022 and 2021 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2022	2021	$	%
External Expenses
Clinical development and research	$64,434	$46,929	$17,505	37.3%
Manufacturing	24,295	16,811	7,484	44.5%
Regulatory, quality assurance, and medical affairs	10,989	7,205	3,784	52.5%
Subtotal—external expenses	$99,718	$70,945	$28,773	40.6%
Internal Expenses
Compensation and benefit related expenses	$48,964	$38,411	$10,553	27.5%
Stock-based compensation	12,262	8,118	4,144	51.0%
Other internal operating expenses	11,939	8,571	3,368	39.3%
Subtotal—internal expenses	$73,165	$55,100	$18,065	32.8%
Total R&D expenses	$172,883	$126,045	$46,838	37.2%
R&D expenses increased to $172.9 million during the six months ended June 30, 2022 from $126.0 million in the same period in 2021. The $46.8 million increase was primarily due to a $17.5 million increase in clinical development and research costs related to the ongoing Phase 3 ASPEN trial of brensocatib and the ARIKAYCE frontline clinical trial program. The increase was also due to a $14.7 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in headcount, as well as a $7.5 million increase in manufacturing expenses to support ongoing clinical trials.

External R&D expenses by product for the six months ended June 30, 2022 and 2021 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2022	2021	$	%
ARIKAYCE external R&D expenses	$33,809	$28,150	$5,659	20.1%
Brensocatib external R&D expenses	42,130	25,800	16,330	63.3%
Other external R&D expenses	23,779	16,995	6,784	39.9%
Total external R&D expenses	$99,718	$70,945	$28,773	40.6%
We expect R&D expenses to continue to increase in 2022 relative to 2021 primarily due to our clinical trial activities and related spend, including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trial of ARIKAYCE in a frontline treatment setting for patients with MAC lung disease, our TPIP clinical trials and our research efforts in translational medicine.
SG&A Expenses
SG&A expenses for the six months ended June 30, 2022 and 2021 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2022	2021	$	%
Compensation and benefit related expenses	$45,000	$43,092	$1,908	4.4%
Stock-based compensation	14,818	14,152	666	4.7%
Professional fees and other external expenses	41,175	39,198	1,977	5.0%
Facility related and other internal expenses	15,729	12,285	3,444	28.0%
Total SG&A expenses	$116,722	$108,727	$7,995	7.4%
SG&A expenses increased to $116.7 million during the six months ended June 30, 2022 from $108.7 million in the same period in 2021. The $8.0 million increase resulted primarily from a $3.4 million increase in other internal expenses resulting from increased travel expenses, increased licenses and software fees and resuming certain internal commercial meetings, as well as a $2.6 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in global headcount. We expect SG&A expenses to continue to increase due, in part, to commercial readiness activities for brensocatib.
Amortization of Intangible Assets
Amortization of intangible assets for both the six months ended June 30, 2022 and 2021 was $2.5 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration liabilities for the six months ended June 30, 2022 was $(24.2) million. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the acquired businesses. Adjustments to the fair value are due to changes in: the probability of achieving milestones; our stock price; or certain other estimated assumptions.
Interest Expense
Interest expense decreased to $6.6 million for the six months ended June 30, 2022 as compared to $17.9 million in the same period in 2021 due to the cessation of accreting debt discount in accordance with the adoption of ASU 2020-06.
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
In the first quarter of 2021, we entered into a sales agreement with SVB Securities to sell shares of our common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an ATM program, under which SVB Securities acts as sales agent. As of June 30, 2022, we had not sold or issued any shares under the ATM program.
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
Cash Flows
As of June 30, 2022, we had cash and cash equivalents of $416.1 million, as compared with $716.8 million as of December 31, 2021. In addition, as of June 30, 2022, we had marketable securities of $148.6 million. The $300.7 million decrease in cash and cash equivalents was primarily due to the purchase of marketable securities and cash used in operating activities. Our working capital was $560.9 million as of June 30, 2022, as compared with $701.9 million as of December 31, 2021.
Net cash used in operating activities was $207.5 million and $203.7 million for the six months ended June 30, 2022 and 2021, respectively. The net cash used in operating activities during the six months ended June 30, 2022 and 2021 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The increase in cash used in operating activities for the six months ended June 30, 2022 compared to the corresponding period in 2021 was primarily due to the increase in net loss, excluding the adjustments to reconcile net loss to net cash used in operating activities, partially offset by the decrease in working capital, driven primarily by deposits paid in 2021 to our CROs for our initiated clinical trials and the $12.5 million milestone payment to AstraZeneca in 2021 related to the first dosing in our Phase 3 ASPEN trial.
Net cash used in investing activities was $104.3 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively. The increase in 2022 is due to purchases of marketable securities.
Net cash provided by financing activities was $12.8 million and $604.3 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in 2022 is due to net cash proceeds from the issuance and extinguishment of debt during the six months ended June 30, 2021.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations during the six months ended June 30, 2022 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2022, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government. As of June 30, 2022, our marketable securities were invested in US treasury notes with an original maturity of greater than 90 days.
As of June 30, 2022, we had $800.0 million of convertible notes outstanding. Our 2025 Convertible Notes and our 2028 Convertible Notes bear interest at a coupon rate of 1.75% and 0.75%, respectively. If a 10% change in interest rates had occurred on June 30, 2022, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the six months ended June 30, 2022 and 2021, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 4.                                                CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on March 30, 2020).

10.1**	Employment Agreement, effective as of May 23, 2022, between Insmed Incorporated and J. Drayton Wise.

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL and contained in Exhibit 101.

* Certain portions of this exhibit have been redacted.
** Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: August 4, 2022	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)