Form 10-Q
period 2022-09-30
INSMED Inc
filed 2022-10-27
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2022, there were 135,476,809 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$414,633	$716,782
Marketable securities	98,662	—
Accounts receivable	27,401	24,351
Inventory	66,276	67,009
Prepaid expenses and other current assets	25,193	28,898
Total current assets	632,165	837,040
Marketable securities, non-current	—	50,043
Fixed assets, net	53,684	52,955
Finance lease right-of-use assets	16,697	9,256
Operating lease right-of-use assets	22,430	33,305
Intangibles, net	70,020	73,809
Goodwill	136,110	136,110
Other assets	63,711	50,990
Total assets	$994,817	$1,243,508
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$131,861	$125,030
Finance lease liabilities	337	609
Operating lease liabilities	5,456	9,527
Total current liabilities	137,654	135,166
Debt, long-term	784,799	566,588
Contingent consideration	51,800	75,668
Finance lease liabilities, long-term	22,679	14,103
Operating lease liabilities, long-term	16,504	21,441
Other long-term liabilities	11,340	20,074
Total liabilities	1,024,776	833,040
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 121,726,199 and 118,738,266 issued and outstanding shares at September 30, 2022 and December 31, 2021, respectively	1,217	1,187
Additional paid-in capital	2,506,665	2,673,556
Accumulated deficit	(2,536,455)	(2,265,243)
Accumulated other comprehensive (loss) income	(1,386)	968
Total shareholders’ (deficit) equity	(29,959)	410,468
Total liabilities and shareholders’ equity	$994,817	$1,243,508
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Product revenues, net	$67,730	$46,757	$186,058	$132,337

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	13,471	10,183	42,057	30,864
Research and development	99,872	70,347	272,755	196,392
Selling, general and administrative	75,583	60,280	192,305	169,007
Amortization of intangible assets	1,263	1,264	3,789	3,790
Change in fair value of deferred and contingent consideration liabilities	5,238	8,300	(19,002)	8,300
Total operating expenses	195,427	150,374	491,904	408,353

Operating loss	(127,697)	(103,617)	(305,846)	(276,016)

Investment income	1,791	46	2,763	113
Interest expense	(3,353)	(11,245)	(10,001)	(29,123)
Loss on extinguishment of debt	—	—	—	(17,689)
Other expense, net	(1,514)	(476)	(7,069)	(678)
Loss before income taxes	(130,773)	(115,292)	(320,153)	(323,393)

Provision (benefit) for income taxes	372	(2,578)	1,258	(1,717)

Net loss	$(131,145)	$(112,714)	$(321,411)	$(321,676)

Basic and diluted net loss per share	$(1.09)	$(0.96)	$(2.68)	$(2.93)

Weighted average basic and diluted common shares outstanding	120,789	117,092	119,780	109,955

Net loss	$(131,145)	$(112,714)	$(321,411)	$(321,676)
Other comprehensive income (loss):
Foreign currency translation loss	(553)	(324)	(1,255)	(93)
Unrealized gain (loss) on marketable securities	96	—	(1,099)	—
Total comprehensive loss	$(131,602)	$(113,038)	$(323,765)	$(321,769)

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2021	115,239	$1,152	$2,569,028	$(2,039,551)	$424	$531,053
Comprehensive loss:
Net loss				(112,714)		(112,714)
Other comprehensive income (loss)					(324)	(324)
Exercise of stock options and ESPP shares issuance	226	3	2,491			2,494
Equity component of convertible debt issuance			311			311
Issuance of common stock for vesting of RSUs	1	—				—
Issuance of common stock for Business Acquisition	2,889	29	71,762			71,791
Stock-based compensation expense			12,231			12,231
Balance at September 30, 2021	118,355	$1,184	$2,655,823	$(2,152,265)	$100	$504,842

Balance at June 30, 2022	119,865	$1,199	$2,449,281	$(2,405,310)	$(929)	$44,241
Comprehensive loss:
Net loss				(131,145)		(131,145)
Other comprehensive income (loss)					(457)	(457)
Exercise of stock options and ESPP shares issuance	395	3	4,066			4,069
Net proceeds from issuance of common stock	1,290	13	33,370			33,383
Issuance of common stock for vesting of RSUs	5	—				—
Deferred payments for Business Acquisition	171	2	4,294			4,296
Stock-based compensation expense			15,654			15,654
Balance at September 30, 2022	121,726	$1,217	$2,506,665	$(2,536,455)	$(1,386)	$(29,959)
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2020	102,763	$1,028	$2,105,252	$(1,830,589)	$193	$275,884
Comprehensive loss:
Net loss				(321,676)		(321,676)
Other comprehensive income (loss)					(93)	(93)
Exercise of stock options and ESPP shares issuance	986	10	16,009			16,019
Net proceeds from issuance of common stock	11,500	115	269,771			269,886
Equity component of convertible debt issuance			196,374			196,374
Equity component of convertible debt redemption			(37,846)			(37,846)
Issuance of common stock for vesting of RSUs	217	2				2
Issuance of common stock for Business Acquisition	2,889	29	71,762			71,791
Stock-based compensation expense			34,501			34,501
Balance at September 30, 2021	118,355	$1,184	$2,655,823	$(2,152,265)	$100	$504,842

Balance at December 31, 2021	118,738	$1,187	$2,673,556	$(2,265,243)	$968	$410,468
Cumulative impact of ASU 2020-06 adoption			(264,609)	50,199		(214,410)
Comprehensive loss:
Net loss				(321,411)		(321,411)
Other comprehensive income (loss)					(2,354)	(2,354)
Exercise of stock options and ESPP shares issuance	1,190	11	17,318			17,329
Net proceeds from issuance of common stock	1,290	13	33,370			33,383
Issuance of common stock for vesting of RSUs	337	4				4
Deferred payment for Business Acquisition	171	2	4,294			4,296
Stock-based compensation expense			42,736			42,736
Balance at September 30, 2022	121,726	$1,217	$2,506,665	$(2,536,455)	$(1,386)	$(29,959)
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(321,411)	$(321,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,095	7,011
Amortization of intangible assets	3,789	3,790
Stock-based compensation expense	42,736	34,501
Loss on extinguishment of debt	—	17,689
Amortization of debt issuance costs and accretion of debt discount	2,465	22,055
Finance lease amortization expense	1,846	809
Noncash operating lease expense	11,440	11,218
Change in fair value of deferred and contingent consideration liabilities	(19,002)	8,300
Changes in operating assets and liabilities:
Accounts receivable	(5,440)	(2,875)
Inventory	624	(18,588)
Prepaid expenses and other current assets	1,806	(2,097)
Other assets	(13,023)	(20,994)
Accounts payable and accrued liabilities	15,137	(4,057)
Other liabilities	(21,352)	(14,256)
Net cash used in operating activities	(297,290)	(279,170)
Investing activities
Purchase of fixed assets	(5,187)	(6,147)
Purchase of marketable securities	(99,706)	—
Cash used for Business Acquisition, net	—	(6,920)
Maturities of marketable securities	50,000	—
Net cash used in investing activities	(54,893)	(13,067)
Financing activities
Proceeds from exercise of stock options, ESPP, and RSU vestings	17,333	16,021
Proceeds from issuance of common stock, net	33,383	269,886
Payment on extinguishment of 1.75% convertible senior notes due 2025	—	(12,578)
Payment of principal on 1.75% convertible senior notes due 2025	—	(225,000)
Proceeds from issuance of 0.75% convertible senior notes due 2028	—	575,000
Payment of debt issuance costs	—	(15,702)
Payments of finance lease principal	(830)	(791)
Net cash provided by financing activities	49,886	606,836
Effect of exchange rates on cash and cash equivalents	148	(799)
Net (decrease) increase in cash and cash equivalents	(302,149)	313,800
Cash and cash equivalents at beginning of period	716,782	532,756
Cash and cash equivalents at end of period	$414,633	$846,556
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,442	$8,202
Cash paid for income taxes	$1,626	$1,451

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
     The Company had $414.6 million in cash and cash equivalents and marketable securities totaling $98.7 million as of September 30, 2022 and reported a net loss of $321.4 million for the nine months ended September 30, 2022. The Company has funded its operations through public offerings of equity securities, debt financings and revenue interest financings. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP and its other pipeline programs, continuing commercialization and regulatory activities for ARIKAYCE and pre-commercial, regulatory and, if approved, commercialization activities for brensocatib, and funding other general and administrative activities.
The Company expects its future cash requirements to be substantial. While the Company currently has sufficient funds to meet its financial needs for at least the next 12 months, the Company may raise additional capital in the future to fund its operations, its ongoing commercialization and clinical trial activities, and its future product candidates, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. The source, timing and availability of any future financing or other transaction will depend principally upon continued progress in the Company’s commercial, regulatory and development activities. Any equity or debt financing will also be contingent upon equity and debt market conditions and interest rates at the time. If the Company is unable to obtain sufficient additional funds when required, the Company may be forced to delay, restrict or eliminate all or a portion of its development programs or commercialization efforts.
Risks and Uncertainties - There are many uncertainties regarding the novel coronavirus (COVID-19) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the nine months ended September 30, 2022, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.
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
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	September 30, 2022
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$414.6	$414.6	$—	$—
Marketable securities	$98.7	$98.7	$—	$—
Deferred consideration	$8.0	$—	$8.0	$—
Contingent consideration liabilities	$59.3	$—	$—	$59.3

	December 31, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$716.8	$716.8	$—	$—
Marketable securities	$50.0	$50.0	$—	$—
Deferred consideration	$14.9	$—	$14.9	$—
Contingent consideration liabilities	$75.7	$—	$—	$75.7
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the nine months ended September 30, 2022, the Company purchased $99.7 million of additional marketable securities consisting of US Treasury Notes. There were no other transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2022.
As of September 30, 2022, the Company held $98.7 million of current available-for-sale securities, net of an unrealized loss of $1.3 million recorded in accumulated other comprehensive income. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets. As of December 31, 2021, the Company held no securities that were in an unrealized gain or loss position.

The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) how long the security has been in an unrealized loss position; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the quarter ended September 30, 2022.
Deferred Consideration
The deferred consideration arose from the acquisitions of Motus Biosciences, Inc. (Motus) and AlgaeneX, Inc. (AlgaeneX) (the Business Acquisition) in August 2021 (Note 13). The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date, subject to certain reductions. During August 2022, the Company fulfilled the payment due on the first anniversary of the closing date by issuing 171,427 shares of the Company's common stock. A valuation of the deferred consideration is performed quarterly with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. As the deferred consideration is settled in shares, there is no discount rate applied in the fair value calculation.
The deferred consideration has been classified as a Level 2 recurring liability as its valuation utilizes an input, the Insmed share price on the valuation date, which is a directly observable input at the measurement date and for the duration of the liabilities' anticipated lives. Deferred consideration expected to be settled within twelve months or less is classified as a current liability and are included in accrued liabilities. As of September 30, 2022, the fair value of deferred consideration included in accrued liabilities was $4.0 million. Deferred consideration expected to be settled in more than twelve months is classified as a non-current liability and is included in other long-term liabilities. As of September 30, 2022, the fair value of deferred consideration included in other long-term liabilities was $4.0 million.
The following observable input was used in the valuation of the deferred consideration as of September 30, 2022:

	Fair Value as of September 30, 2022 (in millions)	Observable Input	Input Value
Deferred consideration	$8.0	Insmed share price as of September 30, 2022	$21.54
Contingent Consideration
The contingent consideration liabilities arose from the Business Acquisition in August 2021 (Note 13). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher milestone and net sales milestones. Upon the achievement of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 5,348,572 shares in the aggregate and AlgaeneX equityholders up to 368,867 shares in the aggregate. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. At September 30, 2022, the weighted average probability of success was 42%. The development and regulatory milestones will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation.
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
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of September 30, 2022, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.
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
The following significant unobservable inputs were used in the valuation of the contingent consideration liabilities as of September 30, 2022 (in millions):

Contingent Consideration Liabilities	Fair Value as of September 30, 2022	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$51.8	Probability-adjusted	Probabilities of success	14% - 95%
Priority review voucher milestone	$5.5	Probability-adjusted discounted cash flow	Probability of success	16.4%
			Discount rate	14.3%
The following table is a summary of the changes in the fair value of the Company's valuations for the deferred and contingent consideration liabilities for the nine months ended September 30, 2022 and 2021 (in thousands):

	2022
	December 31, 2021	Additions	Change in Fair Value	Payments/Adjustments	September 30, 2022
Deferred consideration	$14,931	—	(2,635)	(4,296)	$8,000
Contingent consideration	$75,668	—	(16,368)	—	$59,300

	2021
	December 31, 2020	Additions	Change in Fair Value	Payments/Adjustments	September 30, 2021
Deferred consideration	$—	13,700	1,516	—	$15,216
Contingent consideration	$—	69,706	6,784	—	$76,490
Convertible Notes
The estimated fair value of the liability component of the Company's 0.75% convertible senior notes due 2028 (the 2028 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of September 30, 2022 was $525.4 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the 2028 Convertible Notes. The $562.1 million carrying value of the 2028 Convertible Notes as of September 30, 2022 excludes the $12.9 million of the unamortized portion of the debt issuance costs.
The estimated fair value of the liability component of the Company's 1.75% convertible senior notes due 2025 (the 2025 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of September 30, 2022 was $217.8 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the 2025 Convertible Notes. The $222.7 million carrying value of the 2025 Convertible Notes as of September 30, 2022 excludes the $2.3 million of the unamortized portion of the debt issuance costs.
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

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Numerator:
Net loss	$(131,145)	$(112,714)	$(321,411)	$(321,676)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	120,789	117,092	119,780	109,955
Effect of dilutive securities:
Common stock options	—	—	—	—
Restricted stock and RSUs	—	—	—	—
PSUs	—	—	—	—
Convertible debt securities	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	120,789	117,092	119,780	109,955
Net loss per share:
Basic and diluted	$(1.09)	$(0.96)	$(2.68)	$(2.93)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of September 30, 2022 and 2021, respectively, as their effect would have been anti-dilutive (in thousands):

	September 30,
	2022	2021
Common stock options	17,459	14,518
Unvested restricted stock and RSUs	1,582	1,069
PSUs	672	—
Convertible debt securities	23,438	23,438
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for collectible trade receivables. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the nine months ended September 30, 2022 and 2021.

	September 30,
	2022	2021
Customer A	35%	25%
Customer B	33%	24%
Customer C	19%	3%
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
Revenue Recognition - In accordance with Accounting Standards Codification (ASC) 606 , Revenue from Contracts with Customers, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. At contract inception, the Company assesses the goods or services promised within each contract to determine which are performance obligations and to assess whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. For all contracts that fall into the scope of ASC 606, the Company has identified one performance obligation: the sale of ARIKAYCE to its customers. The Company has not incurred or capitalized any incremental costs associated with obtaining contracts with customers.
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
The following table presents a summary of the Company's product revenues, net, by geographic location for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
US	$49,539	$38,511	$137,511	$117,519
Japan	14,483	4,984	41,008	4,984
Europe and rest of world	3,708	3,262	7,539	9,834
Total product revenues, net	$67,730	$46,757	$186,058	$132,337
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
Impairment Assessment - The Company reviews the recoverability of its finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, the Company measures the amount of the impairment by comparing to the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed at September 30, 2022.
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
3.            Inventory
As of September 30, 2022 and December 31, 2021, the Company's inventory balance consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$29,557	$29,541
Work-in-process	18,763	18,528
Finished goods	17,956	18,940
	$66,276	$67,009
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
4.                                      Intangibles, Net and Goodwill
 Intangibles, Net
Finite-lived Intangible Assets
As of September 30, 2022, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D and the milestones paid to PARI Pharma GmbH (PARI) for the license to use PARI's Lamira® Nebulizer System (Lamira) for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestones intangible assets in

October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of these assets during each of the next five years is estimated to be approximately $5.1 million per year.
Indefinite-lived Intangible Assets
As of September 30, 2022, the Company's indefinite-lived intangible assets consisted of acquired in process research and development (IPR&D) from the Business Acquisition (Note 13). Indefinite-lived intangible assets are not amortized.
A rollforward of the Company's intangible assets for the nine months ended September 30, 2022 and September 30, 2021 is as follows (in thousands):

Intangible Asset	December 31, 2021	Additions	Amortization	September 30, 2022
Acquired ARIKAYCE R&D	$42,439	$—	$(3,638)	$38,801
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,770	—	(151)	1,619
	$73,809	$—	$(3,789)	$70,020

Intangible Asset	December 31, 2020	Additions	Amortization	September 30, 2021
Acquired ARIKAYCE R&D	$47,289	$—	$(3,638)	$43,651
Acquired IPR&D	—	29,600	—	29,600
PARI milestones	1,972	—	(152)	1,820
	$49,261	$29,600	$(3,790)	$75,071
Goodwill
The Company's goodwill balance of $136.1 million as of September 30, 2022 and December 31, 2021, resulted from the Business Acquisition (Note 13).
5.    Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

Asset Description	Estimated Useful Life (years)	September 30, 2022	December 31, 2021
Lab equipment	7	$14,378	$11,862
Furniture and fixtures	7	6,183	5,799
Computer hardware and software	3-5	4,892	7,264
Office equipment	7	88	89
Manufacturing equipment	7	1,203	1,145
Leasehold improvements	2-10	36,839	36,073
Construction in progress (CIP)	—	28,123	27,784
		91,706	90,016
Less: accumulated depreciation		(38,022)	(37,061)
		$53,684	$52,955

6.                                      Accounts Payable and Accrued Liabilities
As of September 30, 2022 and December 31, 2021, the Company's accrued liabilities balance consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable	$11,576	$35,784
Accrued operating expenses	60,407	36,275
Accrued compensation	24,153	28,581
Accrued royalty payable	5,533	6,655
Accrued interest payable	2,269	2,175
Accrued sales allowances and related costs	11,102	8,275
Deferred and contingent consideration from Business Acquisition	11,500	4,883
Other accrued liabilities	5,321	2,402
	$131,861	$125,030
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
The Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $3.2 million and $4.2 million for the three months ended September 30, 2022 and 2021, respectively, and $4.9 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.
The table below summarizes the supplemental noncash disclosures of the Company's leases included in its consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Finance right-of-use assets obtained in exchange for lease obligations	$—	$—	$9,287	$—
Operating right-of-use assets obtained in exchange for lease obligations	$58	$914	$565	$9,555
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $38.7 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.

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
Each series of convertible notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in both series of convertible notes are not required to be separately accounted for as a derivative. The 2025 Convertible Notes and 2028 Convertible Notes have remaining terms of approximately 2.29 years and 5.67 years, respectively. The following table presents the carrying value of the Company's debt balance (in thousands):

	September 30, 2022	December 31, 2021
Face value of outstanding convertible notes	$800,000	$800,000
Debt issuance costs, unamortized	(15,201)	(11,539)
Discount on debt	—	(221,873)
Debt, long-term	$784,799	$566,588
As of September 30, 2022, future principal repayments of the notes for each of the years through maturity were as follows (in thousands):

Year Ending December 31:
2022	$—
2023	—
2024	—
2025	225,000
2026	—
2027 and thereafter	575,000
$800,000
Interest Expense
Interest expense related to debt and finance leases for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$2,063	$2,063	$6,188	$6,084
Amortization of debt issuance costs	822	541	2,465	1,348
Accretion of debt discount	—	8,318	—	20,707
Total convertible debt interest expense	2,885	10,922	8,653	28,139
Finance lease interest expense	468	323	1,348	984
Interest expense	$3,353	$11,245	$10,001	$29,123
In accordance with the Company's transition using the modified retrospective method upon adopting ASU 2020-06, Debt — Accounting for Convertible Instruments, on January 1, 2022, the Company ceased accreting debt discount.
9.                                      Shareholders’ Equity
Common Stock — As of September 30, 2022, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 121,726,199 shares of common stock issued and outstanding. In addition, as of September 30, 2022, the Company had reserved 17,459,141 shares of common stock for issuance upon the exercise of outstanding stock options, 1,582,190 shares of common stock for issuance upon the vesting of RSUs and 672,415 shares for issuance upon the vesting of PSUs. The Company has also reserved 23,438,430 shares of common stock in the aggregate for issuance upon conversion of the 2025 Convertible Notes and 2028 Convertible Notes, subject to adjustment in accordance with the applicable indentures. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions. The shares of the Company’s common stock reserved in connection with the Motus acquisition were partly issued as acquisition consideration at closing and on the first anniversary of the closing date of the acquisition, and will also be issued upon the second and third anniversaries of the closing date of the acquisition and upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions.
Of the 9,406,112 shares reserved, subject to certain closing-related reductions, the Company issued 2,889,367 shares of the Company's common stock in connection with the Business Acquisition (Note 13) in the third quarter of 2021, after certain closing-related deductions. In the third quarter of 2022, the Company issued 171,427 shares of the Company's common stock to fulfill the payment required on the first anniversary of the Business Acquisition.
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
In the first quarter of 2021, the Company entered into a sales agreement with SVB Leerink LLC (now known as SVB Securities LLC) (SVB Securities), to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an “at the market” equity offering program (the ATM program), under which SVB Securities acts as sales agent. During the three months ended September 30, 2022, the Company issued and sold an aggregate of 1,289,995 shares of common stock through the ATM program at a weighted-average public offering price of $26.68 per share and received net proceeds of $33.4 million. As of September 30, 2022, an aggregate of $215.6 million of shares of common stock remain available to be issued and sold under the ATM program.
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
Preferred Stock — As of September 30, 2022, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.
10.                                Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated 2019 Incentive Plan (as amended, the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders in May 2019. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. On May 16, 2019, upon the approval of the 2019 Incentive Plan by shareholders, 3,500,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the Company's 2017 Incentive Plan, the 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. On May 12, 2020, at the Company's 2020 Annual Meeting of Shareholders, the Company's shareholders approved an amendment of the 2019 Incentive Plan providing for the issuance of an additional 4,500,000 shares under the plan. On May 12, 2021, at the Company's 2021 Annual Meeting of Shareholders, the Company's shareholders approved the second amendment to the 2019 Incentive Plan providing for the issuance of an additional 2,750,000 shares under the plan. On May 11, 2022, at the Company's 2022 Annual Meeting of Shareholders, the Company's shareholders approved the third amendment to the 2019 Incentive Plan, providing for the issuance of an additional 3,000,000 shares under the plan. As of September 30, 2022, 2,316,196 shares remain available for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the nine months ended September 30, 2022, the Company granted inducement stock options covering 707,340 shares of the Company's common stock to new employees.
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

Stock Options — As of September 30, 2022, there was $115.8 million of unrecognized compensation expense related to unvested stock options.
From time to time, the Company has granted performance-conditioned options to certain of its employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the grantees fulfilling a service condition (continued employment). As of September 30, 2022, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria.
Restricted Stock Units — As of September 30, 2022, there was $28.4 million of unrecognized compensation expense related to unvested RSU awards.
Performance Stock Units — In January 2022, the Company issued 271,612 PSUs. For these PSUs, there are two performance conditions, a service condition, and a market condition. The performance conditions are the issuance of a press release announcing certain top-line results from a clinical trial and the acceptance of a new drug application (NDA) by the FDA for brensocatib. The service condition is continuous employment with the Company through the later of the third anniversary of the grant date of the PSU award and the date an NDA for brensocatib is accepted by the FDA. The potential payout of the awards ranges from 0% to 250% of the target, dependent on a market condition that is based on the Company's total shareholder return compared to a defined peer group. Due to the multiple vesting conditions, uncertain timing and variable payout of these PSUs, a Monte Carlo simulation was performed to determine the fair value of the awards. Compensation cost will be recognized on the date the performance conditions become probable, with an initial recording of the cumulative expense that would have been recognized if the PSU expense had been recognized on a straight-line basis since the date of grant. The remaining unamortized fair value of the awards will then be expensed prospectively on a straight-line basis over the remaining service period. Since the market condition is reflected in the grant-date fair value and is not a condition for the award to vest, it does not impact the requisite service period. The volatility, risk-free interest rate and weighted-average grant date fair value of the PSUs granted are 65.4%, 1.03% and $39.12, respectively. Any forfeitures that occur after compensation cost recognition commences will result in the cumulative reversal of expense in the period in which the forfeiture occurs. As of September 30, 2022, there was $10.5 million of unrecognized compensation expense related to unvested PSU awards, which assumes a payout of 100% of the target.
The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options and RSUs during the three and nine months ended September 30, 2022 and 2021, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$7.3	$4.8	$19.6	$12.9
Selling, general and administrative	8.3	7.4	23.1	21.6
Total	$15.6	$12.2	$42.7	$34.5
There was no stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to PSUs during the three and nine months ended September 30, 2022, as the performance conditions associated with the PSU awards were not probable as of September 30, 2022.
11.                                 Income Taxes
The Company recorded a provision (benefit) for income taxes of $0.4 million and $(2.6) million for the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $(1.7) million for the nine months ended September 30, 2022 and 2021, respectively. The provisions recorded for the three and nine months ended September 30, 2022 are primarily a result of certain of the Company's international subsidiaries, which had taxable income during the periods. Additionally, the Company is impacted by certain state taxes which effectively impose income tax on modified gross revenues. The benefit recorded for the three and nine months ended September 30, 2021 is primarily due to the partial reversal of a valuation allowance as a result of the Company’s Business Acquisition (see note 13). In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.
The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the Company's federal tax returns for the years ended 2018 and later, and is generally open for certain states for the years 2017 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of September 30, 2022 and December 31, 2021, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of September 30, 2022 and December 31, 2021 or the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2022 and 2021. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.
12.                               Commitments and Contingencies
Rent expense charged to operations was $2.0 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, and $5.9 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively.
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
13.     Business Acquisition
On August 4, 2021, the Company acquired all of the equity interests of Motus and AlgaeneX, each a privately held, preclinical stage company. In connection with the closing of the Company’s acquisition of Motus, the Company issued an aggregate of 2,889,367 shares of the Company’s common stock, following certain closing-related reductions, to Motus’s former stockholders and option holders and certain individuals who are entitled to receive a portion of the acquisition consideration (collectively, Motus equityholders), subject to certain adjustments. The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date and up to 5,348,572 shares in the aggregate upon the achievement of certain development and regulatory milestone events, and to pay to the Motus equityholders an aggregate of $35 million upon the achievement of certain net sales-based milestones and a portion of the value of a priority review voucher (to the extent issued to the Company), in each case, subject to certain reductions. During August 2022, the Company fulfilled the payment due on the first anniversary of the closing date by issuing 171,427 shares of the Company's common stock.
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
The shares of the Company’s common stock issued to the Motus equityholders and the AlgaeneX equityholders were issued, and the shares issuable in the future will be issued, pursuant to Section 4(a)(2) of the Securities Act of 1933, and the numbers of such issued and issuable shares was calculated based on a per share value of $27.11, which was the weighted average price per share of the Company's common stock preceding the closing of the Business Acquisition for the 45 consecutive trading day period beginning on May 24, 2021. The Company will not receive any proceeds from the issuance of common stock to the Motus equityholders or the AlgaeneX equityholders.
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
14.     Subsequent Events
Secured Senior Loan
On October 19, 2022, the Company entered into a $350 million senior secured term loan agreement with Pharmakon Advisors LP, manager of the BioPharma Credit funds (Term Loan). The Term Loan matures in October 2027. The Term Loan bears interest at a rate based upon the secured overnight financing rate (SOFR), subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum.
Synthetic Royalty Financing Agreement
On October 19, 2022, the Company entered into a $150 million secured royalty financing agreement with OrbiMed. Under the financing agreement, OrbiMed will be entitled to receive royalties of 4% on ARIKAYCE® global net sales until September 1, 2025, and royalties of 4.5% on ARIKAYCE global net sales on or after September 1, 2025, as well as royalties of 0.75% on brensocatib global net sales, if approved. The total royalty payable to OrbiMed is capped at 1.8x of the $150 million purchase price or up to a maximum of 1.9x of the $150 million purchase price under certain conditions.
Underwritten Offering of Common Stock
On October 19, 2022, the Company completed an underwritten offering of 13,750,000 shares of the Company's common stock, at an offering price of $20.00 per share. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of approximately $16 million, were approximately $259 million.
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

•the risks and uncertainties associated with, and the perceived benefits of, our secured senior loan with Pharmakon Advisors, LP and our royalty financing with OrbiMed Royalty & Credit Opportunities, LP, including our ability to maintain compliance with the covenants in the agreements for the senior secured loan and royalty financing and the impact of the restrictions on our operations under these agreements;
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

• We are advancing a clinical development program for brensocatib in CF. The Phase 2 pharmacokinetics/pharmacodynamics multiple-dose study is underway. This study is fully enrolled and we anticipate having results from the CF transmembrane conductance regulator (CFTR) and non-CFTR arms of the study by the end of 2022.

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
•Advance the brensocatib program in CF and other neutrophil mediated diseases, including CRSsNP and HS;
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
Regulatory Pathway Outside of the US
In October 2020, the EC granted marketing authorization for ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. We have launched ARIKAYCE in Germany, the Netherlands, Wales, and Scotland, and plan to launch in other European Union (EU) countries and the UK, subject to local reimbursement processes. Effective September 1, 2022, patient supply of ARIKAYCE in Germany will be enabled by import from other EU countries. We have worked with the German National Association of Statutory Health Insurance Funds (GKV-SV) towards an agreement on the price of ARIKAYCE that would allow us effectively to serve the needs of patients in Germany; however, to date, we have been unable to reach an agreement. Ensuring an uninterrupted supply of medicine for patients in Germany is our top priority, and we are working to ensure that physicians and pharmacists have the information they need to obtain ARIKAYCE for their patients through the importation pathway. Discussions remain ongoing with the GKV-SV with the goal of reaching an agreement and re-initiating direct access to ARIKAYCE. We were unable to reach an acceptable agreement of a nationally reimbursed price with the Italian Medicines Agency (AIFA). ARIKAYCE remains commercially available for physicians to prescribe in Italy under Class C, where we set the price and funding is agreed locally. It is anticipated that negotiations for national reimbursement may recommence in 2023 with the newly constituted AIFA. In October 2022, we secured reimbursement approval for ARIKAYCE in England.
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
Based on the positive results of the WILLOW study discussed below, in December 2020 we commenced our Phase 3 trial, ASPEN, which will investigate brensocatib in bronchiectasis. ASPEN is a global, randomized, double-blind, placebo-controlled Phase 3 study to assess the efficacy, safety, and tolerability of brensocatib in patients with bronchiectasis. Patients with bronchiectasis due to CF may not be enrolled in the study. Patients will be randomized to receive brensocatib 10 mg, brensocatib 25 mg, or placebo once daily for 52 weeks. The primary endpoint is the rate of pulmonary exacerbations over the 52-week treatment period. Secondary endpoints include time to first pulmonary exacerbation, percentage of subjects who remain pulmonary exacerbation-free, change from baseline in post-bronchodilator forced expiratory volume in one second (FEV1), rate of severe pulmonary exacerbations, change from baseline in the Bronchiectasis (QOL-B) Respiratory Symptoms Domain Score, and incidence and severity of treatment-emergent adverse events (AEs). This study is currently enrolling patients and is expected to enroll approximately 1,620 patients (540 in each arm) at approximately 460 sites in 40 countries. We anticipate completing enrollment in the first quarter of 2023.
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
We are currently advancing a clinical development program for brensocatib in CF. The CF Therapeutics Development Network (CFTDN) has sanctioned our study protocol for brensocatib in CF. The CFTDN is an organization composed of specialists in CF clinical research and is the largest CF clinical trials network globally. Feedback from the CFTDN does not have any bearing on FDA regulatory approval. The Phase 2, multiple-dose, pharmacokinetics/pharmacodynamics study, which includes both patients who are on background CFTR modulator drugs and patients who are not on CFTR modulator drugs, is underway. We have completed enrollment in both the CFTR modulator group and non-CFTR modulator group and are on track to have results from both arms of the study by the end of 2022. We also plan to explore the potential of brensocatib in additional neutrophil-mediated diseases, including CRSsNP and HS.
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
We are advancing the development of TPIP with two ongoing Phase 2 studies. The first study is assessing the safety and tolerability of TPIP in patients with PH-ILD over a 16-week treatment period using an up-titration, once-daily dosing schedule. The second study is investigating the effect of TPIP in patients with PAH on changes in PVR and six-minute walk distance over a 16-week treatment period and will also employ an up-titration, once-daily dosing schedule. Due to enrollment and logistical issues, we have discontinued a third study, which was a Phase 2a study of the hemodynamic impact of TPIP in PAH patients over a 24-hour period. One patient was dosed in this study at 112.5 micrograms. This patient went on to complete the 16-week extension period for the study and was titrated to a dose of 320 micrograms once daily, which was found to be safe and tolerable. We did not observe any safety concerns with TPIP, and the data suggested a trend towards improvement in various cardiac measures during the study period.
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

Though we continue to see use of ARIKAYCE, including new patient adds and continued prescription renewals, there remains a general uncertainty regarding the impact of COVID-19 on all aspects of our business, including how it will impact our patients, physicians, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect our financial results and business operations through the nine months ended September 30, 2022, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to these and other numerous uncertainties. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.
Comparison of the Three Months Ended September 30, 2022 and 2021
Overview - Operating Results
Our operating results for the three months ended September 30, 2022, included the following:
•Product revenues, net, increased $21.0 million as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $3.3 million as compared to the same period in the prior year as a result of the increase in sales volumes of ARIKAYCE;
•R&D expenses increased $29.5 million as compared to the same period in the prior year primarily resulting from increases in manufacturing costs for our ongoing clinical trials;
•SG&A expenses increased $15.3 million as compared to the same period in the prior year resulting primarily from increases in other internal expenses and professional fees and other external expenses;
•Amortization of intangible assets of $1.3 million was consistent with the same period in the prior year;
•Change in fair value of deferred and contingent consideration liabilities decreased $3.1 million, primarily as a result of the change in our share price; and
•Interest expense decreased $7.9 million as compared to the same period in the prior year due to the cessation of accreting debt discount in accordance with the adoption of ASU 2020-06.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2022	2021	$	%
US	$49,539	$38,511	$11,028	28.6%
Japan	14,483	4,984	9,499	190.6%
Europe and rest of world	3,708	3,262	446	13.7%
Total product revenues, net	$67,730	$46,757	$20,973	44.9%
Product revenues, net, for the three months ended September 30, 2022 increased to $67.7 million as compared to $46.8 million in the same period in 2021, an increase of 44.9% as a result of growth in ARIKAYCE sales in Japan, the US and Europe and the rest of the world.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the three months ended September 30, 2022 and 2021 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2022	2021	$	%
Cost of product revenues (excluding amortization of intangible assets)	$13,471	$10,183	$3,288	32.3%
Cost of product revenues, as % of revenues	19.9%	21.8%
Cost of product revenues (excluding amortization of intangible assets) increased by $3.3 million, or 32.3%, to $13.5 million for the three months ended September 30, 2022 as compared to $10.2 million in the same period in 2021. The increase in cost of product revenues (excluding amortization of intangibles) in the three months ended September 30, 2022 was primarily attributable to the increase in product revenues discussed above.

R&D Expenses
R&D expenses for the three months ended September 30, 2022 and 2021 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2022	2021	$	%
External Expenses
Clinical development and research	$34,337	$28,807	$5,530	19.2%
Manufacturing	18,580	5,713	12,867	225.2%
Regulatory, quality assurance, and medical affairs	3,964	5,484	(1,520)	(27.7)%
Subtotal—external expenses	$56,881	$40,004	$16,877	42.2%
Internal Expenses
Compensation and benefit related expenses	$26,932	$21,102	$5,830	27.6%
Stock-based compensation	7,315	4,766	2,549	53.5%
Other internal operating expenses	8,744	4,475	4,269	95.4%
Subtotal—internal expenses	$42,991	$30,343	$12,648	41.7%
Total R&D expenses	$99,872	$70,347	$29,525	42.0%
R&D expenses increased to $99.9 million during the three months ended September 30, 2022 from $70.3 million in the same period in 2021. The $29.5 million increase was primarily due to a $12.9 million increase in manufacturing expenses to support the ongoing Phase 3 ASPEN trial of brensocatib and the ARIKAYCE frontline clinical trial program. The increase was also due to a $8.4 million increase in compensation and benefit related expenses and stock-based compensation costs due to an increase in headcount, as well as a $5.5 million increase in clinical development and research costs related to the ongoing clinical trials.
External R&D expenses by product for the three months ended September 30, 2022 and 2021 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2022	2021	$	%
ARIKAYCE external R&D expenses	$11,837	$16,477	$(4,640)	(28.2)%
Brensocatib external R&D expenses	28,514	17,178	11,336	66.0%
Other external R&D expenses	16,530	6,349	10,181	160.4%
Total external R&D expenses	$56,881	$40,004	$16,877	42.2%
We expect R&D expenses to continue to increase in 2022 relative to 2021 primarily due to our clinical trial activities and related spend, including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trial of ARIKAYCE in a frontline treatment setting for patients with MAC lung disease, our TPIP clinical trials and our research efforts in translational medicine.

SG&A Expenses
SG&A expenses for the three months ended September 30, 2022 and 2021 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2022	2021	$	%
Compensation and benefit related expenses	$22,891	$19,827	$3,064	15.5%
Stock-based compensation	8,341	7,467	874	11.7%
Professional fees and other external expenses	33,475	29,061	4,414	15.2%
Facility related and other internal expenses	10,876	3,925	6,951	177.1%
Total SG&A expenses	$75,583	$60,280	$15,303	25.4%
SG&A expenses increased to $75.6 million during the three months ended September 30, 2022 from $60.3 million in the same period in 2021. The $15.3 million increase resulted primarily from a $7.0 million increase in other internal expenses due to the implementation of our global ERP system and increased commercial expenses. The increase was also due to a $3.9 million increase in compensation and benefit related expenses and stock-based compensation costs due to an increase in headcount. We expect SG&A expenses to continue to increase due, in part, to commercial readiness activities for brensocatib.
Amortization of Intangible Assets
Amortization of intangible assets for both the three months ended September 30, 2022 and 2021 was $1.3 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration liabilities decreased to $5.2 million during the three months ended September 30, 2022 from $8.3 million in the same period in 2021. As the majority of these liabilities are settled in shares of our stock, the changes are primarily due to changes in our stock price.
Interest Expense
Interest expense decreased to $3.4 million for the three months ended September 30, 2022 as compared to $11.2 million in the same period in 2021 due to the cessation of accreting debt discount in accordance with the adoption of ASU 2020-06.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Overview - Operating Results
Our operating results for the nine months ended September 30, 2022, included the following:
•Product revenues, net, increased $53.7 million as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $11.2 million as compared to the same period in the prior year as a result of the increase in sales volumes of ARIKAYCE;
•R&D expenses increased $76.4 million as compared to the same period in the prior year primarily resulting from increases in clinical development and research and manufacturing costs for our ongoing clinical trials;
•SG&A expenses increased $23.3 million as compared to the same period in the prior year resulting primarily from increases in other internal expenses and professional fees and other external expenses;
•Amortization of intangible assets of $3.8 million was consistent with the same period in the prior year;
•Change in fair value of deferred and contingent consideration liabilities decreased $27.3 million, primarily as a result of the change in our share price; and
•Interest expense decreased $19.1 million as compared to the same period in the prior year due to the cessation of accreting debt discount in accordance with the adoption of ASU 2020-06.

Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2022	2021	$	%
US	$137,511	$117,519	$19,992	17.0%
Japan	41,008	4,984	36,024	NA
Europe and rest of world	7,539	9,834	(2,295)	(23.3)%
Total product revenues, net	$186,058	$132,337	$53,721	40.6%
Product revenues, net, for the nine months ended September 30, 2022 increased to $186.1 million as compared to $132.3 million in the same period in 2021, an increase of 40.6% as a result of the launch of ARIKAYCE in Japan and growth in ARIKAYCE sales in the US.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the nine months ended September 30, 2022 and 2021 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2022	2021	$	%
Cost of product revenues (excluding amortization of intangible assets)	$42,057	$30,864	$11,193	36.3%
Cost of product revenues, as % of revenues	22.6%	23.3%
Cost of product revenues (excluding amortization of intangible assets) increased by $11.2 million, or 36.3%, to $42.1 million for the nine months ended September 30, 2022 as compared to $30.9 million in the same period in 2021. The increase in cost of product revenues (excluding amortization of intangibles) in the nine months ended September 30, 2022 was attributable to the increase in product revenues discussed above.
R&D Expenses
R&D expenses for the nine months ended September 30, 2022 and 2021 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2022	2021	$	%
External Expenses
Clinical development and research	$98,771	$75,736	$23,035	30.4%
Manufacturing	42,875	22,524	20,351	90.4%
Regulatory, quality assurance, and medical affairs	14,953	12,689	2,264	17.8%
Subtotal—external expenses	$156,599	$110,949	$45,650	41.1%
Internal Expenses
Compensation and benefit related expenses	$75,896	$59,513	$16,383	27.5%
Stock-based compensation	19,577	12,884	6,693	51.9%
Other internal operating expenses	20,683	13,046	7,637	58.5%
Subtotal—internal expenses	$116,156	$85,443	$30,713	35.9%
Total R&D expenses	$272,755	$196,392	$76,363	38.9%
R&D expenses increased to $272.8 million during the nine months ended September 30, 2022 from $196.4 million in the same period in 2021. The $76.4 million increase was primarily due to a $23.0 million increase in clinical development and research costs related to the ongoing Phase 3 ASPEN trial of brensocatib and the ARIKAYCE frontline clinical trial program. The increase was also due to a $23.1 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in headcount, as well as a $20.4 million increase in manufacturing expenses to support ongoing clinical trials.

External R&D expenses by product for the nine months ended September 30, 2022 and 2021 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2022	2021	$	%
ARIKAYCE external R&D expenses	$45,613	$44,627	$986	2.2%
Brensocatib external R&D expenses	70,587	42,978	27,609	64.2%
Other external R&D expenses	40,399	23,344	17,055	73.1%
Total external R&D expenses	$156,599	$110,949	$45,650	41.1%
We expect R&D expenses to continue to increase in 2022 relative to 2021 primarily due to our clinical trial activities and related spend, including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trial of ARIKAYCE in a frontline treatment setting for patients with MAC lung disease, our TPIP clinical trials and our research efforts in translational medicine.
SG&A Expenses
SG&A expenses for the nine months ended September 30, 2022 and 2021 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2022	2021	$	%
Compensation and benefit related expenses	$67,891	$62,919	$4,972	7.9%
Stock-based compensation	23,159	21,619	1,540	7.1%
Professional fees and other external expenses	74,650	68,259	6,391	9.4%
Facility related and other internal expenses	26,605	16,210	10,395	64.1%
Total SG&A expenses	$192,305	$169,007	$23,298	13.8%
SG&A expenses increased to $192.3 million during the nine months ended September 30, 2022 from $169.0 million in the same period in 2021. The $23.3 million increase resulted primarily from a $10.4 million increase in other internal expenses resulting from increased commercial expenses due to resuming certain internal commercial meetings, the implementation of our global ERP system and increased travel expenses, as well as a $6.5 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in global headcount. We expect SG&A expenses to continue to increase due, in part, to commercial readiness activities for brensocatib.
Amortization of Intangible Assets
Amortization of intangible assets for both the nine months ended September 30, 2022 and 2021 was $3.8 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration liabilities decreased to $(19.0) million during the nine months ended September 30, 2022 from $8.3 million in the same period in 2021. As the majority of these liabilities are settled in shares of our stock, the changes are primarily due to changes in our stock price.
Interest Expense
Interest expense decreased to $10.0 million for the nine months ended September 30, 2022 as compared to $29.1 million in the same period in 2021 due to the cessation of accreting debt discount in accordance with the adoption of ASU 2020-06.
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

On October 19, 2022, we entered into three strategic financings resulting in aggregate gross proceeds of $775 million. We entered into our $350 million senior secured Term Loan with funds managed by Pharmakon Advisors, LP, which matures on October 19, 2027. The Term Loan bears interest at a rate based upon SOFR, subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. We also entered into a $150 million secured royalty financing agreement with OrbiMed. Under the financing agreement, OrbiMed will be entitled to receive royalties of 4% on ARIKAYCE® global net sales until September 1, 2025, and royalties of 4.5% on ARIKAYCE global net sales on or after September 1, 2025, as well as royalties of 0.75% on brensocatib global net sales, if approved. The total royalty payable to OrbiMed is capped at 1.8x of the $150 million purchase price or up to a maximum of 1.9x of the $150 million purchase price under certain conditions. We also completed an underwritten offering of 13,750,000 shares of our common stock at an offering price per share of $20.00. Gross proceeds from the offering were $275 million, before deducting underwriting discounts and commissions and other offering expenses.
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
In the first quarter of 2021, we entered into a sales agreement with SVB Securities to sell shares of our common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an ATM program, under which SVB Securities acts as sales agent. During the three months ended September 30, 2022, we issued and sold an aggregate of 1,289,995 shares of common stock through the ATM program at a weighted-average public offering price of $26.68 per share and received net proceeds of $33.4 million. As of September 30, 2022, an aggregate of $215.6 million of shares of common stock remain available to be issued and sold under the ATM program.
Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be activities related to the commercialization of ARIKAYCE, potential commercial launch of brensocatib, if approved, and further research and development of ARIKAYCE and brensocatib, and to a lesser extent, TPIP, our translational medicine efforts or any of our product candidates. While we currently have sufficient funds to meet our financial needs for at least the next 12 months, we may raise additional capital in the future to fund our operations, our ongoing commercialization and clinical trial activities, and our future product candidates, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases.
Cash Flows
As of September 30, 2022, we had cash and cash equivalents of $414.6 million, as compared with $716.8 million as of December 31, 2021. In addition, as of September 30, 2022, we had marketable securities of $98.7 million. The $302.1 million decrease in cash and cash equivalents was primarily due to the purchase of marketable securities and cash used in operating activities. Our working capital was $494.5 million as of September 30, 2022, as compared with $701.9 million as of December 31, 2021.
Net cash used in operating activities was $297.3 million and $279.2 million for the nine months ended September 30, 2022 and 2021, respectively. The net cash used in operating activities during the nine months ended September 30, 2022 and 2021 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The increase in cash used in operating activities for the nine months ended September 30, 2022 compared to the corresponding period in 2021 was primarily due to the increase in net loss, excluding the adjustments to reconcile net loss to net cash used in operating activities, partially offset by the decrease in working capital, driven primarily by deposits paid in 2021 to our CROs for our initiated clinical trials, the increase in inventory in 2021 and the $12.5 million milestone payment to AstraZeneca in 2021 related to the first dosing in our Phase 3 ASPEN trial.
Net cash used in investing activities was $54.9 million and $13.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in 2022 is due to purchases of marketable securities.
Net cash provided by financing activities was $49.9 million and $606.8 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in 2022 is due to net cash proceeds from the issuance and extinguishment of debt during the nine months ended September 30, 2021, partially offset by the proceeds received from the ATM program in 2022.
Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations during the nine months ended September 30, 2022 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2022, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government. As of September 30, 2022, our marketable securities were invested in US treasury notes with an original maturity of greater than 90 days.
As of September 30, 2022, we had $800.0 million of convertible notes outstanding. Our 2025 Convertible Notes and our 2028 Convertible Notes bear interest at a coupon rate of 1.75% and 0.75%, respectively. If a 10% change in interest rates had occurred on September 30, 2022, it would not have had a material effect on the fair value of our debt as of that date, nor would it have had a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the nine months ended September 30, 2022 and 2021, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 4.                                                CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
In connection with the implementation of our new global ERP system, which went live in the third quarter of 2022, there were material changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our new ERP system replaced our legacy system in which a significant portion of our business transactions originate, are processed and recorded. We believe our new ERP system will facilitate better transactional processing, enhanced reporting and oversight, and function as an important component of our transactional and reporting controls and procedures.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 4, 2021, the Company acquired all of the equity interests of Motus, a privately held, preclinical stage company. Among other consideration, in connection with the acquisition of Motus, the Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date and up to 5,348,572 shares in the aggregate upon the achievement of certain development and regulatory milestone events, in each case, subject to certain reductions. On August 8, 2022, the first anniversary of the closing, the Company fulfilled the payment due by issuing 171,427 shares of the Company’s common stock. The shares of the Company’s common stock issued to the Motus equityholders were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, and the number of such shares was calculated based on a per share value of $27.11. The Company did not receive any proceeds from the issuance of common stock to the Motus equity holders.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on March 30, 2020).

10.1*	Revenue Interest Purchase Agreement, dated October 19, 2022, between Insmed Incorporated and OrbiMed Royalty & Credit Opportunities III, LP.

10.2*	Loan Agreement, dated October 19, 2022, between Insmed Incorporated, BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP.

10.3**	Side Letter to Employment Agreement, effective as of August 8, 2022, between Insmed Incorporated and Roger Adsett.

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL and contained in Exhibit 101.

* Certain confidential information contained in this exhibit, marked by brackets, has been redacted in accordance with Regulation S-K Item 601(b) because the information (i) is not material and (ii) would be competitively harmful if disclosed.

** Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: October 27, 2022	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)