Form 10-K
period 2022-12-31
INSMED Inc
filed 2023-02-23
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act). Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, was $2.3 billion (based on the closing price for shares of the registrant's common stock as reported on the Nasdaq Global Select Market on that date). In determining this figure, the registrant has assumed solely for this purpose that all of its directors, executive officers, persons beneficially owning 10% or more of the registrant's outstanding common stock and certain other stockholders of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.

On February 20, 2023, there were 136,405,367 shares of the registrant's common stock, $0.01 par value, outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than May 1, 2023 and to be delivered to shareholders in connection with the 2023 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

INSMED INCORPORATED

Unless the context otherwise indicates, references in this Annual Report on Form 10-K to “Insmed Incorporated” refer to Insmed Incorporated, a Virginia corporation, and the “Company,” “Insmed,” “we,” “us” and “our” refer to Insmed Incorporated together with its consolidated subsidiaries. INSMED, PULMOVANCE, ARIKARES and ARIKAYCE are trademarks of Insmed Incorporated. This Annual Report on Form 10-K also contains trademarks of third parties. Each trademark of another company appearing in this Annual Report on Form 10-K is the property of its owner.

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
•development of unexpected safety or efficacy concerns related to ARIKAYCE, brensocatib, treprostinil palmitil inhalation powder (TPIP) or our other product candidates;
•inaccuracies in our estimates of the size of the potential markets for ARIKAYCE, brensocatib, TPIP or our other product candidates or in data we have used to identify physicians, expected rates of patient uptake, duration of expected treatment, or expected patient adherence or discontinuation rates;
•the risks and uncertainties associated with, and the perceived benefits of, our secured senior loan with certain funds managed by Pharmakon Advisors, LP and our royalty financing with OrbiMed Royalty & Credit Opportunities IV, LP, including our ability to maintain compliance with the covenants in the agreements for the senior secured loan and royalty financing and the impact of the restrictions on our operations under these agreements;
•our inability to create an effective direct sales and marketing infrastructure or to partner with third parties that offer such an infrastructure for distribution of ARIKAYCE or any of our product candidates that are approved in the future;
•failure to obtain regulatory approval to expand ARIKAYCE’s indication to a broader patient population;
•risk that brensocatib or TPIP does not prove to be effective or safe for patients in ongoing and future clinical studies, including, for brensocatib, the ASPEN study;
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
•deterioration in general economic conditions in the US, Europe, Japan and globally, including the effect of prolonged periods of inflation, affecting us, our suppliers, third-party service providers and potential partners;
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
Our clinical-stage pipeline includes brensocatib, TPIP and early-stage research programs. Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), which we are developing for the treatment of patients with bronchiectasis, CF and other neutrophil-mediated diseases, including chronic rhinosinusitis without nasal polyps (CRSsNP). TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary hypertension associated with interstitial lung disease (PH-ILD) and pulmonary arterial hypertension (PAH). Our early-stage research programs encompass a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, and protein manufacturing. A summary of our commercial and pipeline products is shown below:
The information below summarizes the anticipated near-term milestones for ARIKAYCE and our product candidates.
ARIKAYCE
•We will continue to advance the ARISE and ENCORE trials, our post-marketing confirmatory, frontline clinical trial program for ARIKAYCE.
•We anticipate sharing topline efficacy and safety data from ARISE in the third quarter of 2023.
•We anticipate completing enrollment in ENCORE by the end of 2023.
Brensocatib
•In February 2023, we completed screening of adult patients in the Phase 3 ASPEN trial and anticipate completing enrollment in the first quarter of 2023. We anticipate sharing topline data in the second quarter of 2024.
•We plan to explore the potential of brensocatib in additional neutrophil-mediated diseases, including advancing CRSsNP into Phase 2 development in mid-2023.

•We are advancing commercial readiness activities in 2023 in preparation for a launch of brensocatib for patients with bronchiectasis, if approved.
TPIP
•We will continue to advance our Phase 2 studies in both PH-ILD and PAH.
•We anticipate sharing interim, blinded dose titration and safety and tolerability data from the PH-ILD study in the second half of 2023.
•We anticipate sharing topline results from the PH-ILD study in the first half of 2024.
Early-Stage Research
•We anticipate submitting our first investigational new drug (IND) filing in the first half of 2023.
•We anticipate sharing preclinical data in musculoskeletal and CNS indications in the first half of 2023.
•We anticipate sharing clinical data from the first trial in a musculoskeletal disease in the first half of 2024.
To complement our internal research and development, we also actively evaluate in-licensing and acquisition opportunities for a broad range of rare diseases.
Our Strategy
Our strategy focuses on the needs of patients with rare diseases. We secured approval for ARIKAYCE in the US as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with MAC. Our product candidates are brensocatib, our Phase 3 product candidate which we are developing for patients with bronchiectasis, CF and other neutrophil-mediated diseases, and TPIP, our product candidate that may offer a differentiated product profile for patients with PH-ILD and PAH. We are also advancing our early-stage research programs encompassing a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, and protein manufacturing.

Our key priorities are as follows:

•Continue to provide ARIKAYCE to appropriate patients by leveraging and expanding our reliable revenue stream;
•Produce topline clinical data readouts in the near and long term;
•Advance commercial readiness activities to serve significantly more patients with serious and rare diseases; and
•Control spending, prudently deploying capital to support the best return-generating opportunities.
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

ARIKAYCE also has been included in the international treatment guidelines for NTM lung disease. The evidence-based guidelines, issued by the American Thoracic Society (ATS), European Respiratory Society (ERS), European Society of Clinical Microbiology and Infectious Diseases (ESCMID), and Infectious Diseases Society of America (IDSA), strongly recommend the use of ARIKAYCE for MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options who have failed to convert to a negative sputum culture after at least six months of treatment.
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
As a condition of accelerated approval, we must conduct a post-marketing confirmatory clinical trial. In December 2020, we commenced the post-marketing confirmatory frontline clinical trial program for ARIKAYCE in patients with MAC lung disease. The frontline clinical trial program consists of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed MAC lung disease using the PRO tool validated in the ARISE trial. We are running these global studies in parallel and approximately 200 sites are expected to be initiated for these clinical trials. We have completed enrollment in the ARISE trial and anticipate completing enrollment in ENCORE by the end of 2023. The frontline clinical program is intended to fulfill the FDA’s post-marketing requirement to allow for full approval of ARIKAYCE by the FDA, and verification and description of clinical benefit in the ENCORE trial will be necessary for full approval of ARIKAYCE.
Regulatory Pathway Outside of the US
In October 2020, the EC granted marketing authorization for ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. ARIKAYCE is now available commercially for patients in several of the major European Union (EU) countries. In October 2022, we secured reimbursement approval for ARIKAYCE in England, at which point ARIKAYCE became reimbursed across all UK nations. In September 2022, patient supply of ARIKAYCE in Germany was enabled by import from other EU countries. We have worked with the German National Association of Statutory Health Insurance Funds (GKV-SV) towards an agreement on the price of ARIKAYCE that would allow us to better serve the needs of patients in Germany; however, to date, we have been unable to reach an agreement. We are working to ensure an uninterrupted supply of ARIKAYCE for patients in Germany and to provide physicians and pharmacists the information they need to obtain ARIKAYCE for their patients through the importation pathway. Discussions remain ongoing with the GKV-SV with the goal of reaching an agreement and re-initiating direct access to ARIKAYCE. In January 2023, we agreed upon reimbursement terms with the French authorities. To date, we have been unable to reach an acceptable agreement of a nationally reimbursed price with the Italian Medicines Agency (AIFA). ARIKAYCE remains commercially available for physicians to prescribe in Italy under Class C, where we set the price and funding is agreed locally. We anticipate recommencing negotiations for national reimbursement in 2023 with the newly constituted AIFA.
In March 2021, Japan's MHLW approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. In July 2021, we launched ARIKAYCE in Japan.
The CONVERT Study and 312 Study
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
The ARISE trial is a randomized, double-blind, placebo-controlled Phase 3b study in adult patients with newly diagnosed MAC lung disease that aims to generate evidence demonstrating the domain specification, reliability, validity, and responsiveness of PRO-based scores, including a respiratory symptom score. Patients will be randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for six months. Patients will then discontinue all study treatments and remain in the trial for one month for the continued assessment of PRO endpoints. In the fourth quarter of 2022, we completed enrollment in the ARISE trial. In January 2023, we reported a blinded treatment discontinuation rate of 15%. We anticipate sharing topline efficacy and safety data from ARISE in the third quarter of 2023.
The ENCORE trial is a randomized, double-blind, placebo-controlled Phase 3b study to evaluate the efficacy and safety of an ARIKAYCE-based regimen in patients with newly diagnosed MAC lung disease. Patients will be randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for 12 months. Patients will then discontinue all study treatments and remain in the trial for three months for the assessment of durability of culture conversion. The primary endpoint is change from baseline to Month 13 in respiratory symptom score. The key secondary endpoint is the proportion of subjects achieving durable culture conversion at Month 15. The study is currently enrolling patients, and is expected to enroll approximately 250 patients. We anticipate completing enrollment for ENCORE by the end of 2023.
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
Based on the positive results of the WILLOW study discussed below, in December 2020 we commenced our Phase 3 trial, ASPEN, which will investigate brensocatib in bronchiectasis. ASPEN is a global, randomized, double-blind, placebo-controlled Phase 3 study to assess the efficacy, safety, and tolerability of brensocatib in adult patients with bronchiectasis. Patients with bronchiectasis due to CF may not be enrolled in the study. Patients will be randomized to receive brensocatib 10 mg, brensocatib 25 mg, or placebo once daily for 52 weeks. The primary endpoint is the rate of pulmonary exacerbations over the 52-week treatment period. Secondary endpoints include time to first pulmonary exacerbation, percentage of subjects who remain pulmonary exacerbation-free, change from baseline in post-bronchodilator FEV1, rate of severe pulmonary exacerbations, change from baseline in the Bronchiectasis (QOL-B) Respiratory Symptoms Domain Score, and incidence and severity of treatment-emergent adverse events (AEs). This study is currently enrolling patients, and is expected to enroll approximately 1,620 patients (540 in each arm) at approximately 480 sites in 40 countries. In January 2023, we reported that the blended, blinded rate of pulmonary exacerbations in the ASPEN trial was in line with expectations, ranging from 1.12 to 1.15 events per patient per year in the most recent three months of the study. In February 2023, we completed screening of adult patients in the Phase 3 ASPEN trial and anticipate completing enrollment in the first quarter of 2023. We anticipate sharing topline data in the second quarter of 2024.
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
In January 2023, we reported topline data from the Phase 2, multiple-dose, pharmacokinetic/pharmacodynamic study of brensocatib in patients with CF. This Phase 2 study included both patients who were on background CFTR modulator drugs and patients who were not on CFTR modulator drugs. The study duration was approximately one month and dosed CF patients to placebo, 10 mg, 25 mg, and 40 mg of brensocatib. A clear dose-dependent and exposure-dependent inhibition of blood NSPs was observed in patients treated with brensocatib across all doses in this study, consistent with the mechanism of action of brensocatib. Safety and tolerability were consistent with what was observed during the Phase 2 WILLOW study, with no significant drug-related findings. We concluded that an additional cohort evaluating a 65 mg dose of brensocatib is not needed in this patient population. We believe that we can use the data from this Phase 2 study, in addition to the clinical work done for the WILLOW and ASPEN studies, to help inform the safety and efficacy of brensocatib for CF patients.
We also plan to explore the potential of brensocatib in additional neutrophil-mediated diseases, including CRSsNP. CRSsNP currently has no approved therapies and many patients do not respond to corticosteroids or endoscopic sinus surgery. We anticipate moving brensocatib into Phase 2 development for CRSsNP in mid-2023.
Market Opportunity for brensocatib in bronchiectasis

Bronchiectasis is a severe, chronic pulmonary disorder in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage. The condition is marked by frequent pulmonary exacerbations requiring antibiotic therapy and/or hospitalizations. Symptoms include chronic cough, excessive sputum production, shortness of breath, and repeated respiratory infections, which can worsen the underlying condition. Based on information from external sources, including market research funded by us and third parties, and internal analyses and calculations, we estimate the potential addressable market at launch in the US, the European 5 and Japan will be as follows (approximately):

Potential Market	Estimated Number of Patients Diagnosed with NCFBE
United States	450,000
European 5	400,000
Japan	150,000
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
We are advancing the development of TPIP with two ongoing Phase 2 studies. The first study is designed to assess the safety and tolerability of TPIP in patients with PH-ILD over a 16-week treatment period using an up-titration, once-daily dosing schedule. The second study is designed to investigate the effect of TPIP in patients with PAH on changes in PVR and six-minute walk distance over a 16-week treatment period and will also employ an up-titration, once-daily dosing schedule. A third study, which was a Phase 2a study designed to study the immediate impact of a single dose of TPIP in PAH patients over a 24-hour period was discontinued primarily due to hospital and intensive care unit restrictions during the COVID-19 pandemic that were necessary to conduct the study. One patient was dosed in this study at 112.5 micrograms. This patient went on to complete the 16-week extension period for the study and was titrated to a dose of 320 micrograms once daily, which was found to be safe and tolerable. We did not observe any safety concerns with TPIP, and the data suggested a trend toward improvement in various cardiac measures during the study period.
We will continue to advance our Phase 2 development work in both PH-ILD and PAH. We anticipate sharing interim, blinded dose titration and safety and tolerability data from the PH-ILD study in the second half of 2023. We expect topline results from the PH-ILD study to be shared in the first half of 2024.
Early-Stage Research
Our early-stage research efforts are comprised of our preclinical programs, advanced through internal research and development and augmented through business development activities. In March 2021, we acquired a proprietary protein deimmunization platform, called Deimmunized by Design, focused on the reengineering of therapeutic proteins to evade immune recognition and reaction. In August 2021, we acquired Motus Biosciences, Inc. (Motus) and AlgaeneX, Inc. (AlgaeneX), preclinical stage companies engaged in the research, development and manufacturing of gene therapies for rare genetic disorders. In January 2023, we acquired Vertuis Bio, Inc. (Vertuis), a privately held, preclinical stage company engaged in the research and development of gene therapies for rare genetic disorders. We believe that animal studies may demonstrate the viability of these potential medicines to address serious unmet medical needs in various therapeutic areas.
Our initial therapeutic areas of focus include musculoskeletal, CNS, ocular, and rheumatologic diseases. We anticipate submitting our first IND filing in the first half of 2023. Preclinical data in musculoskeletal and CNS indications are also expected in the first half of 2023 and clinical data from the first trial in a musculoskeletal disease are anticipated in the first half of 2024.
Corporate Development
We plan to continue to develop, acquire, in-license or co-promote other products, product candidates and technologies, including those that address serious and rare diseases that currently have significant unmet needs. We are focused broadly on serious and rare disease therapeutics and prioritizing those areas that best align with our core competencies.
Manufacturing
We do not have any in-house manufacturing capability other than for small-scale preclinical development programs, and depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our product candidates for use in clinical trials. We plan to rely primarily on third-party manufacturers and suppliers for the commercial manufacture and supply of most product candidates that we commercialize. ARIKAYCE is manufactured currently by Resilience Biotechnologies Inc. (Resilience) (formerly Therapure Biopharma Inc.) in Canada at a 200 kilogram (kg) scale. For additional information about our agreement with Resilience, see License and Other Agreements—ARIKAYCE-related Agreements.
In October 2017, we entered into certain agreements with Patheon UK Limited (Patheon), a wholly-owned subsidiary of Thermo Fisher Scientific, Inc. (Thermo Fisher), related to increasing our long-term production capacity for ARIKAYCE commercial inventory. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our long-term anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. The aggregate investment to increase the long-term production capacity, including under these agreements, and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $99 million. In addition, we have a commercialization agreement with PARI, the manufacturer of our drug delivery nebulizer for ARIKAYCE, to address our commercial supply needs (the Commercialization Agreement).
We expect our future requirements for brensocatib and TPIP will be manufactured by contract manufacturing organizations (CMOs). Certain product candidates will be manufactured using future in-house manufacturing capabilities.
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
ARIKAYCE Patents

Of the patents and applications related to ARIKAYCE, there are 12 issued US patents that cover the ARIKAYCE composition and its use in treating NTM that are listed in the FDA Orange Book. These patents and their expiration dates are as follows:
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
•US Patent No. 11,446,318 (expires May 15, 2035)
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
Brensocatib Patents
Through our agreement with AstraZeneca, we have licensed US Patent Nos. 9,522,894, 9,815,805, 10,287,258, 10,669,245 and 11,117,874, which have claims related to brensocatib and methods for using brensocatib in certain treatment methods. US Patent No. 9,522,894 expires March 12, 2035 while the remaining US patents expire January 21, 2035 (not taking into account any potential patent term extension). Counterpart patents have issued in Australia, Canada, Europe, China, Japan, South Korea, India, Israel, and Mexico. In addition, patent applications related to brensocatib are pending in the US and throughout the world, including in Europe, China, and Japan.
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
Patheon (a wholly-owned subsidiary of Thermo Fisher) and related agreements
In October 2017, we entered into certain agreements with Patheon related to the increase of our long-term production capacity for ARIKAYCE. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. Our manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon have given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The aggregate investment to increase our long-term production capacity, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $99 million.
Cystic Fibrosis Foundation Therapeutics, Inc.
In 2004 and 2009, we entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby we received $1.7 million and $2.2 million in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the agreements, as amended, we owe milestone payments to CFFT of $13.4 million in the aggregate payable through 2025, of which $4.9 million has been paid as of December 31, 2022. Furthermore, if certain global sales milestones are met within five years of the commercialization of ARIKAYCE, we would owe up to an additional $3.9 million. Through December 31, 2022, we have paid $1.7 million of these additional global sales milestone payments.
PPD Development, L.P. (a wholly-owned subsidiary of Thermo Fisher)
In April 2020, we entered into a master services agreement with PPD Development, L.P. (PPD) pursuant to which we retained PPD to perform clinical development services in connection with certain of our clinical research programs. The master services agreement has an initial term of five years. Either party may terminate (i) any project addendum under the master services agreement for any reason and without cause upon 30 days’ written notice, (ii) any project addendum in the event of the other party’s breach of the master services agreement or such project addendum upon 30 days’ written notice, provided that such breach is not cured within such 30-day period, (iii) the master services agreement or any project addendum immediately upon the occurrence of an insolvency event with respect to the other party or (iv) any project addendum upon 30 days’ written notice if (a) the continuation of the services under such project addendum would post material ethical or safety risks to study participants, (b) any approval from a regulatory authority necessary to perform the applicable study is revoked, suspended or expires without renewal or (c) in the reasonable opinion of such party, continuation of the services provided under such project addendum would be in violation of applicable law. We have entered into project addenda with PPD to perform clinical development services over several years for, but not limited to, our ARISE, ENCORE, ASPEN studies and other brensocatib and TPIP studies. We currently expect to incur approximately $370 million of costs related to these project addenda.
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
With regard to ARIKAYCE, we are not aware of any approved inhaled therapies specifically indicated for refractory NTM lung infections in North America, Europe or Japan, but there is a recommended treatment regimen that is utilized. The international treatment guidelines, which are issued by the ATS, ERS, ESCMID and IDSA, strongly recommend the use of ARIKAYCE for the treatment of patients with refractory NTM lung disease caused by MAC as a part of a combination antibacterial drug regiment for adult patients with limited or no alternative treatment options who have failed to convert to a negative sputum culture after at least six months of treatment.
The fields of gene therapy and protein engineering are rapidly advancing and highly competitive. While we believe our internal expertise provides a competitive advantage, we expect competition to intensify, including from other pharmaceutical companies, government agencies and public and private research institutions. If any of our gene therapy or protein engineering programs are approved for their indications, we expect to compete with other gene therapy products, protein engineering technologies and any other existing or new therapies or technologies that may become available in the future.
Government Regulation
Orphan Drug Designation
United States
Under the Orphan Drug Act (ODA), the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, defined as a disease or condition for which the drug is intended affects fewer than 200,000 people in the US or for which there is no reasonable expectation that the cost of developing and making available in the US a drug for such disease or condition will be recovered from US sales of such drug, if it meets certain criteria specified by the ODA and FDA. After the FDA grants orphan drug designation, the drug and the specific intended use(s) for which it has obtained designation are listed by the FDA in a publicly accessible database. The FDA has designated ARIKAYCE as an orphan drug for treatment of (i) NTM infections, (ii) bronchiectasis in patients with Pseudomonas aeruginosa or other susceptible microbial pathogens and (iii) bronchopulmonary Pseudomonas aeruginosa infections in CF patients.
Orphan drug designation qualifies the sponsor for various development incentives of the ODA, including tax credits for qualified clinical testing, and a waiver of the PDUFA application fee (unless the application seeks approval for an indication not included in the orphan drug designation). Orphan drug designation also may afford the company a period of exclusivity for the orphan indication upon approval of the drug. Specifically, the first NDA or biologics license application (BLA) applicant with an FDA orphan drug designation for a particular drug to receive FDA approval of the drug for an indication covered by the orphan designation is entitled to a seven-year exclusive marketing period, often referred to as orphan drug exclusivity, in the US for that drug in that indication. A product that has several separate orphan designations may have several separate exclusivities for separate orphan indications. During the orphan drug exclusivity period, the FDA may not approve any other applications to market the same drug for the same indication for use, except in limited circumstances, such as a showing of clinical superiority to the product that has orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition or the same drug for a different disease or condition, and it does not alter the timing or scope of the regulatory review and approval process; the sponsor must still submit evidence from clinical and non-clinical studies sufficient to demonstrate the safety and effectiveness of the drug.
In a decision issued in September 2021 (Catalyst Pharmaceuticals, Inc. v. Becerra), the US Court of Appeals for the Eleventh Circuit held that the FDA had erred by limiting the scope of orphan drug exclusivity for FIRDAPSE® (amifampridine) to the product’s approved indication, an action that the FDA taken in accordance with its regulations interpreting the ODA. The court held that under the ODA, FIRDAPSE®’s orphan drug exclusivity instead protected the broader rare disease or condition that received orphan drug designation. Notwithstanding the Eleventh Circuit’s decision in Catalyst, the FDA announced in January 2023 that it would continue to apply the FDA’s regulations tying the scope of orphan drug exclusivity to a product’s approved uses or indications. In light of the FDA’s announcement, the scope of orphan drug exclusivity and other issues relating to the FDA’s implementation of the ODA with respect to previously approved and future products may be the subject of further litigation or legislative action.
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
Drug Approval
United States
In the US, pharmaceutical products are subject to extensive regulation by the FDA and other government bodies. The US Federal Food, Drug, and Cosmetic Act (FDCA), the Public Health Services Act (PHSA) (in the case of biological products), and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable US requirements at any time during product development, approval, or after approval may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, FDA refusal to file or approve NDAs or BLAs, warning letters, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties, and criminal prosecution. The description below summarizes the current approval process in the US for our product and product candidates.
Preclinical Studies
Preclinical studies may include laboratory evaluation of product chemistry, formulation and toxicity, and pharmacology, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including the FDA's good laboratory practice (GLP) regulations and the US Department of Agriculture's regulations implementing the Animal Welfare Act. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical trial protocol, among other things, to the FDA as part of an IND. Certain non-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
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
Clinical trials to support NDAs or BLAs for marketing approval are typically conducted in three sequential pre-approval phases, but the phases may overlap or be combined. In Phase 1, short term (typically less than a few months) testing is conducted in a small group of subjects (typically 20-100), who may be patients with the target disease or condition or healthy volunteers, to evaluate its safety, determine a safe dosage range, and identify side effects. In Phase 2, the drug is given to a larger group of subjects (typically up to several hundred) with the target condition to further evaluate its safety and gather preliminary evidence of efficacy. Phase 3 studies typically last between several months and two years. In Phase 3, the drug is given to a large group of subjects with the target disease or condition (typically several hundred to several thousand), often at multiple geographical sites, to confirm its effectiveness, monitor side effects, and collect data to support drug approval. Only a small percentage of investigational drugs complete all three phases of development and obtain marketing approval.
NDAs and BLAs
After completion of the required clinical testing, an NDA or BLA can be prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the US. The NDA or BLA is a large submission that must include, among other things, the results of all preclinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The application also includes representative samples, copies of the proposed product labeling, patent information, and a financial certification or disclosure statement. The cost of preparing and submitting an NDA or BLA is substantial. Additionally, under federal law (as amended by the most recent reauthorization of the Prescription Drug User Fee Act (PDUFA VII) in the FDA Reauthorization Act of 2022), most NDAs and BLAs are subject to a substantial application fee and, upon approval, the applicant will be assessed an annual prescription drug program fee, both of which are adjusted annually. NDAs and BLAs for orphan drugs are not subject to an application fee, unless the application includes an indication other than an orphan-designated indication. FDA also has the authority to grant waivers of certain user fees, pursuant to the FDCA.
The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application is accepted for filing based on the FDA's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins a substantive review. The FDA may refer applications for novel drug or biological products or drug or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes outside clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.
Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will typically inspect the facility or the facilities at which the drug or biological product is manufactured. FDA will not approve the product unless, among other requirements, compliance with current good manufacturing practice (cGMP) is satisfactory and the NDA or BLA contains data that provide substantial evidence of effectiveness for the proposed indication, generally consisting of adequate and well-controlled clinical investigations, and that the drug is safe for use under the conditions of use in the proposed labeling. The FDA also reviews the proposed labeling submitted with the NDA or BLA and typically requires changes in the labeling text.
After the FDA evaluates the NDA or BLA and the manufacturing and testing facilities, it issues either an approval letter or a complete response letter. Complete response letters generally outline the deficiencies in the submission and delineate the additional testing or information needed in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. An approval letter, which may specify post approval requirements, authorizes commercial marketing of the drug or biological product for the approved indication or indications and the other conditions of use set out in the approved prescribing information. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. The FDA sets a goal date by which the FDA expects to issue either an approval letter or a complete response letter, unless the review period is adjusted by mutual agreement between the FDA and the applicant or as a result of the applicant submitting a major amendment. The FDA's current performance goals call for the FDA to complete review of 90 percent of standard (non-priority) NDAs and BLAs within 10 months and priority NDAs and BLAs within six months of NDA filing (in the case of new molecular entity (NME) NDA and original BLA submissions) or receipt (in the case of non-NME original NDA submissions).
As a condition of NDA or BLA approval, the FDA may require substantial post-approval testing, known as Phase 4 studies, to be conducted in order to gather additional information on the drug's effect in various populations and any side effects associated with long-term use. Beyond routine post marketing safety surveillance, the FDA may require specific additional surveillance to monitor the drug's safety or efficacy and may impose other conditions, including labeling restrictions that can materially affect the potential market and profitability of the drug. As a condition of approval, or after approval, the FDA also may require submission of a risk evaluation and mitigation strategy (REMS) or a REMS with elements to assure safe use to mitigate any identified or suspected serious risks. The REMS may include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. Further post-approval requirements are discussed below.
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
As a condition of accelerated approval, the FDA typically requires certain post-marketing clinical studies to verify and describe clinical benefit of the product, and may impose restrictions on distribution to assure safe use. Post marketing studies would usually be required to be studies already underway at the time of the accelerated approval. In addition, promotional materials for an accelerated approval drug to be used in the first 120 days post-approval must be submitted to the FDA prior to approval, and materials to be used after that 120-day period must be submitted 30 days prior to first use. If the required post-marketing studies fail to verify the clinical benefit of the drug, or if the applicant fails to perform the required post-marketing studies with due diligence, the FDA may withdraw approval of the drug under streamlined procedures in accordance with the FDCA, as amended by the Food and Drug Omnibus Reform Act of 2022. The agency may also withdraw approval of a drug if, among other things, the promotional materials for the product are false or misleading, or other evidence demonstrates that the drug product is not shown to be safe or effective under its conditions of use.
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
Fast track designation applies to a drug that is intended to treat a serious condition and for which nonclinical or clinical data demonstrate the potential to address unmet medical need. It should be requested at the time of IND submission or ideally no later than the pre-NDA or pre-BLA meeting. The FDA must respond to requests for fast track designation within 60 days of receipt of the request. If granted, the applicant is eligible for actions to expedite development and review, such as frequent interaction with the review team, as well as for rolling review, meaning that the applicant may submit sections of the application as they are available. The timing of FDA's review of these sections depends on a number of factors, and the review clock does not start running until the agency has received a complete NDA or BLA submission. The FDA may withdraw fast track designation if the agency determines that the designation is no longer supported by data emerging in the drug development process.
Priority review applies to an application (both original and efficacy supplement) for a drug that treats a serious condition and that, if approved, would provide a significant improvement in safety or effectiveness. It also applies to any supplement that proposes a labeling change pursuant to a report on a pediatric study. A request for priority review is submitted at the time of submission of an NDA or BLA, or supplemental NDA or BLA. The FDA must respond within 60 days of receipt of the request. If granted, the review time is shortened from the standard 10 months to 6 months, beginning either at the 60 day filing date (in the case of NME NDA and original NDA submissions) or the date of receipt (in the case of non-NME original NDA submissions).
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
Exclusivities
In the US, after NDA or BLA approval, owners of relevant drug patents may obtain up to a five-year patent term extension on a single patent. The allowable patent term extension is generally calculated as half of the drug's testing phase (the time between the date the IND becomes effective and the NDA or BLA submission date) and all of the review phase (the time between the NDA or BLA submission date and the approval date) up to a maximum of five years, to the extent such testing phase and approval phase occur after the issue date of the patent. The total post-NDA or BLA approval patent term including the extension may not exceed 14 years. The extension also can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. For patents that might expire while a patent term extension application is pending, the patent owner may request an interim patent term extension. The Director of the USPTO shall extend, until a final determination is made, the term of the patent for periods of up to one year if the Director determines that the patent is eligible for extension. An interim patent term extension may be renewed up to four times until a final determination is made, and up to the amount of time for which the patent might be eligible for extension. For each interim patent term extension granted, the final patent term extension is reduced by a corresponding amount. Interim patent extensions may also be available for a patent that will expire before a drug is expected to be approved, but the NDA or BLA for the drug must have been submitted.
A variety of non-patent exclusivity periods are available under the FDCA that can delay the submission or approval of certain applications for competing products.
A five-year period of non-patent exclusivity within the US is granted to the first applicant to gain approval of an NDA for a new chemical entity (NCE). An NCE is a drug that contains no active moiety (the molecule or ion responsible for the action of the drug substance) that has been approved by the FDA in any other application submitted under section 505(b) of the FDCA. During the exclusivity period for an NCE, the FDA may not accept for review an abbreviated NDA, or ANDA, or a 505(b)(2) NDA submitted by another company that references (i.e., relies on the FDA's prior approval of) the NCE drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement with respect to a patent listed with the FDA for the NCE drug.
A three-year period of non-patent exclusivity is granted for a drug product that contains an active moiety that has been previously approved, when the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to approval of the application, for example, for new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations, which means that the FDA may approve ANDAs and 505(b)(2) NDAs for other versions of the original, unmodified drug product. Where this form of exclusivity applies, it prevents FDA approval of an ANDA or 505(b)(2) NDA that is subject to the exclusivity for the three-year period; however, the FDA may accept and review ANDAs or 505(b)(2) NDAs during the three-year period.
These exclusivities also do not preclude FDA approval of a 505(b)(1) NDA for a duplicate version of the drug during the period of exclusivity, provided that the applicant conducts or obtains a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Products with QIDP designation may receive a five-year extension of other non-patent exclusivities for which the drug is also eligible, subject to certain limitations. Depending upon the scope of the non-patent exclusivity that is extended, the five-year extension might not prevent the FDA from approving a subsequent application for a change to the QIDP-designated drug that results in, for example, a new indication, route of administration, dosing, schedule, dosage form, delivery system, delivery device, or strength. A drug that has been designated as both an orphan drug and a QIDP for the same indication, like ARIKAYCE, might be eligible for a combined 12 years of exclusivity for that indication.
Under the PHSA, FDA recognizes reference product exclusivity starting from the first licensure of a biological product. Reference product exclusivity affects the timing of submission and approval of a BLA for a biosimilar product. Under section 351(k) of the PHSA, a BLA for a biosimilar product may be approved based upon a showing that the proposed product is highly similar to a previously licensed product, known as the reference product, notwithstanding minor differences in clinically inactive components; and there are no clinically meaningful differences between the proposed biosimilar product and the reference product in terms of safety, purity, and potency. Reference product exclusivity prevents the FDA from accepting a BLA submitted under section 351(k) of the PHSA for a proposed biosimilar product for 4 years after the date of first licensure of the reference product, and prevents the FDA from approving such BLA for a proposed biosimilar product for 12 years after such date of first licensure. An additional period of reference product exclusivity is not available upon approval of a supplemental BLA. Moreover, the PHSA limits the availability of reference product exclusivity for a subsequent BLA filed by the same sponsor or manufacturer of a biological product (or a licensor, predecessor in interest, or other related entity).
Medical Device Regulation
Medical devices, such as Lamira, may be marketed as stand-alone devices, or in some cases, as constituent parts of a combination product. In either case, the product will need to satisfy and comply with FDA requirements. Unless an exemption applies, each medical device commercially distributed in the US requires either FDA clearance of a 510(k) premarket notification, approval of a premarket approval application (PMA), or issuance of a de novo classification order. Medical devices are classified into one of three classes -- Class I, Class II or Class III -- depending on the degree of risk and the level of control necessary to assure the safety and effectiveness of each medical device. Medical devices deemed to pose lower risks are generally placed in either Class I or II.
While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a pre-market notification. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or many implantable devices, or devices that have been found not substantially equivalent to a legally marketed Class I or Class II predicate device, are placed in Class III, requiring approval of a PMA. De novo classification is a risk-based classification process to classify novel medical devices into Class I or Class II.
Medical devices are also subject to certain postmarket requirements. Those requirements include, for example, establishment registration and device listing; compliance with the requirements of the Quality System Regulation (QSR); medical device reporting regulations; correction and removal reporting regulations; compliance with requirements for Unique Device Identification; and post-market surveillance activities and obligations. Device manufacturers must also comply with FDA requirements regarding promotion, which require that promotion is truthful, not misleading, fairly balanced, and that all claims are substantiated, and prohibit the promotion of products for unapproved or “off-label” uses.
Medical device manufacturers must demonstrate and maintain compliance with the FDA’s QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of medical devices. The FDA enforces the QSR through periodic inspections and unannounced “for cause” inspections.
The FDCA permits medical devices intended for investigational use to be shipped to clinical sites if such devices comply with prescribed procedures and conditions. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations that govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of study review and approval, informed consent, recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators.
Failure to comply with applicable regulations could result in enforcement actions such as: warning letters; fines; injunctions; civil penalties; inability to distribute products; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; FDA refusal to grant, or delay in obtaining, marketing authorizations; and in the most serious cases, criminal penalties.
Combination Products
A combination product is a product comprising two or more regulated components (e.g., a drug and device) that are combined into a single product, co-packaged, or sold separately but intended for co-administration, as evidenced by the labeling for the products. Drugs that are administered using a nebulizer or another device, such as ARIKAYCE or TPIP, are examples of drug/device combination products.
The FDA is divided into various Centers, which each have authority over a specific type of product. NDAs are reviewed by personnel within the Center for Drug Evaluation and Research, while device applications, premarket notifications, and de novo authorization requests are reviewed by the Center for Devices and Radiological Health. Combination products, such as drug/device combinations, are typically reviewed through a marketing submission that corresponds to the constituent part which provides the product's primary mode of action (PMOA), i.e., is the single mode of action that provides the most important therapeutic action of the combination product. If the PMOA is unclear or in dispute, a sponsor may file a Request for Designation with FDA’s Office of Combination Products (OCP), which will render a determination and assign a lead Center. OCP generally assigns jurisdiction based on PMOA. If it is not possible to determine which one mode of action will provide a greater contribution than any other mode of action to the overall therapeutic effects of the combination product, the FDA makes a determination as to which Center to assign the product based on consistency with other combination products raising similar types of safety and effectiveness questions. When there are no other combination products that present similar questions of safety and effectiveness with regard to the combination product as a whole, the agency will assign the combination product to the Center with the most expertise in evaluating the most significant safety and effectiveness questions raised by the combination product.

When evaluating an application or other marketing submission for a combination product, a lead Center may consult other Centers, or it may assign review of a specific section of the application to another Center, delegating its review authority for that section. Depending on the type of combination product, approval or clearance could be obtained through submission of a single marketing application or through separate applications for the individual constituent parts (e.g., an NDA for the drug and a premarket notification for the device). The FDCA directs the FDA to conduct a review of a combination product under a single marketing application whenever appropriate. Applicants may choose to submit separate applications for constituent parts of a combination product (unless the FDA determines one application is necessary), and in limited situations, FDA may determine an application for each constituent part is warranted. One reason to submit multiple applications is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity. If multiple applications are submitted, each application is generally reviewed by the Center with authority over each application type. For combination products that contain an approved constituent part (such as a drug-device combination product in which the device has previously received clearance), the FDA may require that the application(s) include only such information as is necessary to meet the standard for clearance or approval, using a risk-based approach and taking into account any prior finding of safety or effectiveness for the approved constituent part.
Like their constituent products—e.g., drugs and devices—combination products are highly regulated and subject to a broad range of post marketing requirements including cGMP, adverse event reporting, periodic reports, labeling and advertising and promotion requirements and restrictions. Failure to comply with applicable requirements could result in enforcement actions.
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
Other Post-approval Regulatory Requirements
Once an NDA or BLA is approved, a product will be subject to certain post-approval requirements, including those relating to advertising, promotion, adverse event reporting, recordkeeping, and cGMP, as well as registration, listing, and inspection. There also are continuing, annual user fee requirements.
The FDA regulates the content and format of prescription drug labeling, advertising, and promotion, including direct-to-consumer advertising and promotional Internet communications. FDA also establishes parameters for permissible non-promotional communications between industry and the medical community, including industry-supported scientific and educational activities. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion for uses not consistent with the approved labeling, and a company that is found to have improperly promoted off-label uses or otherwise not to have met applicable promotion rules may be subject to significant liability under the FDCA, the PHSA, and other statutes, including the False Claims Act.
Manufacturers are subject to requirements for adverse event reporting and submission of periodic reports following FDA approval of an NDA or BLA.
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
Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, product formulation, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or BLA or NDA or BLA supplement, in some cases before the change may be implemented. An NDA or BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs or BLAs.

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
Accelerated Procedure, Conditional Approval and Approval Under Exceptional Circumstances
Various programs, including accelerated assessment, conditional approval and approval under exceptional circumstances, are intended to expedite or simplify the approval of drugs that meet certain qualifications. The purpose of these programs is to provide important new drugs to patients earlier than under standard approval procedures.
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
Conditional marketing authorizations are valid for one year, on a renewable basis until the holder provides a comprehensive data package. The granting of conditional marketing authorization depends on the applicant's ability to fulfill the conditions imposed within the agreed upon deadline. They are subject to "conditions", i.e., the holder is required to complete ongoing studies or to conduct new studies with a view to confirming that the benefit-risk balance is positive or to fulfill specific obligations in relation to pharmacovigilance. Once the holder has provided a comprehensive data package, the conditional marketing authorization is replaced by a 'regular' marketing authorization.

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
Japan
Under the Japanese regulatory system administered by the MHLW and the PMDA (which is responsible for product review and evaluations under the supervision of the MHLW), in principle, pre-marketing approval and clinical studies are required for all pharmaceutical products. The Law on Securing Quality, Efficacy and Safety of Products Including Pharmaceuticals and Medical Devices (Act No. 145 of 1960) requires a license for marketing authorization when importing to Japan and selling pharmaceutical products manufactured in other countries. It also requires a foreign manufacturer to get each of its manufacturing sites certified as a manufacturing site of pharmaceutical products to be marketed in Japan. To receive a license for marketing authorization, the manufacturer or seller must, at the very least, employ certain manufacturing marketing, quality and safety personnel. A license for marketing authorization may not be granted if the quality management methods and post marketing safety management methods applied with respect to the pharmaceutical product fail to conform to the standards stipulated in the ordinances promulgated by the MHLW. To obtain manufacturing/marketing approval for a new product, a Company must submit an application for approval to the MHLW with results of nonclinical and clinical studies to show the quality, efficacy and safety of the product candidate. A data compliance review, on-site inspection for good clinical practice, audit and detailed data review for compliance with current good manufacturing practices are undertaken by the PMDA. The application is then discussed by the committees of the Pharmaceutical Affairs and Food Sanitation Council. Based on the results of these reviews, the final decision on approval is made by the MHLW. The time required for the approval process varies depending on the product, but it can take years. The product also needs approval for pricing in order to be eligible for reimbursement under Japan's National Health Insurance system. The medical products which, once they are approved and marketed, are subject to the continuing standards of Good Manufacturing Practice and Good Quality Practice and are also subject to regular post-marketing vigilance of safety and quality under the standards of Good Vigilance Practice and Good Post-marketing Study Practice. In Japan, the National Health Insurance system maintains a Drug Price List specifying which pharmaceutical products are eligible for reimbursement, and the MHLW sets the prices of the products on this list. After receipt of marketing approval, negotiations regarding the reimbursement price with the MHLW would begin. Price would be determined within 60 to 90 days following receipt of marketing approval unless the applicant disagrees, which may result in extended pricing negotiations. The government is currently introducing price cut rounds every year and mandates price decreases for specific products. New products judged innovative or useful, that are indicated for pediatric use, or that target orphan or small population diseases, however, may be eligible for a pricing premium. The government has also promoted the use of generics, where available.
Pediatric Information
United States
Under the Pediatric Research Equity Act of 2003 (PREA), as amended, certain NDAs, BLAs, and supplements must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may, on its own initiative or at the request of an applicant, grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, and subject to an exception for certain oncology drugs, PREA does not apply to any drug for an indication for which orphan designation has been granted. Under the Best Pharmaceuticals for Children Act (BPCA), pediatric research is incentivized by the possibility of six months of pediatric exclusivity, which if granted, is added to existing statutory and patent-based exclusivity periods listed for the applicable drug in the FDA's Orange Book at the time PDA determines that the sponsor has satisfied the FDA's "written request" for pediatric research, provided that FDA makes such determination at least nine months before the expiration of such exclusivity period. Sponsors may seek to negotiate the terms of a written request during drug development. While the sponsor of an orphan-designated drug may not be required to perform pediatric studies under PREA unless one of the above exceptions applies, they are eligible to participate in the incentives under the BPCA if the FDA issues a written request.
European Union

In the EU, new drugs (i.e., drugs containing a new active substance) for adults must also be tested in children. This mandatory pediatric testing is carried out through the implementation of a pediatric investigation plan (PIP), which is proposed by the applicant and approved by the EMA. A PIP contains all the studies to be conducted and measures to be taken in order to support the approval of the new drug, including pediatric pharmaceutical forms, in all subsets of the pediatric population. Validation of the MAA for adults is subject to the implementation of the PIP, subject to one or more waivers or deferrals. On the one hand, the PIP may allow a deferral for one or more of the studies or measures included therein in order not to delay the approval of the drug in adults, and, on another hand, the EMA may grant either a product-specific waiver for the (adult) disease/condition or one or more pediatric subsets or a class waiver for the disease/condition. PIPs are subject to modifications from time to time, when they no longer are workable. Prior to obtaining the validation of a MAA for adults, the applicant has to demonstrate compliance with the PIP at the time of submission of the application. In the case of orphan medicinal products, completion of an approved PIP can result in an extension of the market exclusivity period from ten to twelve years.
Japan
In Japan, there is no statutory rule which imposes any different obligation on pharmaceutical manufacturers engaging in pediatric drug development than on other pharmaceutical manufacturers. However, the guidelines of the MHLW (Handling of Pharmaceuticals during the Reexamination Interval Period (Issue No. 107, February 1, 1999) and Enforcement of the Ministerial Ordinance Partially Revising the Ministerial Ordinance on Standards for Post-marketing Surveillance of Pharmaceutical Products and Review of Post-marketing Surveillance for the Reexamination of Pharmaceutical Products (No. 1324, December 27, 2000)) state as follows: (i) since information on pediatric patients obtained in clinical trials may be limited, the MHLW recommends that pharmaceutical manufacturers conduct adequate post-marketing surveillance during the reexamination interval period and collect as much information as possible for proper use of drugs for pediatric patients; and (ii) if a pharmaceutical manufacturer plans to conduct a clinical trial to set the dose of a pediatric drug to prepare application for manufacturing/marketing approval or after receiving the same approval, the reexamination interval period may be extended up to 10 years. In addition, since February 2010 the MHLW has convened a study group composed of physicians on a regular basis to discuss and promote the development of children’s drugs that have been approved for use in Europe and the US but are not yet approved in Japan, so that they can be used as early as possible in Japan as well.
Regulation Outside the US, Europe and Japan
In addition to regulations in the US, Europe and Japan, we will be subject to a variety of regulations in other jurisdictions governing clinical studies of our candidate products, including medical devices. Regardless of whether we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of countries outside the US before we can commence clinical studies or marketing of the product candidate in those countries. The requirements for approval and the approval process vary from country to country, and the time may be longer or shorter than that required for FDA approval. Under certain harmonized medical device approval/clearance regulations outside the US, reference to US clearance permits fast-tracking of market clearance. Other regions are harmonized with EU standards, and therefore recognize the CE mark as a declaration of conformity to applicable standards. Furthermore, we must obtain any required pricing approvals in addition to regulatory approval prior to launching a product candidate in the approving country. Although the UK is no longer part of the EU, its medicinal product and medical device regulations remain broadly aligned with the EU requirements.
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
Members of Congress have indicated an interest in legislative measures designed to lower drug costs. The Biden Administration has also indicated that lowering prescription drug prices is a priority. In August 2022, President Biden signed the Inflation Reduction Act (IRA) of 2022 (P.L. 117-169) into law. This law will, for the first time, allow Medicare to negotiate the price of certain high expenditure, single source Medicare Part B or Part D drugs. The Centers for Medicare & Medicaid Services is in the process of implementing a Medicare Drug Price Negotiation Program, and this program may affect future Medicare reimbursement for our drugs. Drug pricing is an active area for regulatory reform at both the federal and state levels, and additional significant changes to current drug pricing and reimbursement structures in the US could be forthcoming.
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
In Japan, drugs can be sold on the market if they undergo the PMDA’s review of quality, efficacy and safety and receive manufacturing/marketing approval. However, in order for drugs to be covered by the National Health Insurance, they must be included in a Drug Price List. The "Drug Pricing Organization," which is a division of the Central Social Insurance Medical Council (CSIMC), calculates the price of drugs, the general meeting of the CSIMC approves the calculated price, and the MHLW includes the drugs and the calculated price in the Drug Price List. After receiving manufacturing/marketing approval, drugs are included in the Drug Price List within 60 to 90 days unless the applicant disagrees, which may result in extended pricing negotiations. The MHLW updates the Drug Price List annually after taking into account the survey result of the actual sales price of drugs and hearing the opinion of the CSIMC.
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
Employees
As of December 31, 2022, we had a total of 736 full-time employees: 339 in research, clinical, regulatory, medical affairs and quality assurance; 62 in technical operations, manufacturing and quality control; 139 in general and administrative functions; and 196 in commercial activities. We had 579 full-time employees in the US, 85 employees in Europe and 72 employees in Japan. We anticipate increasing our headcount in 2023.
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
Diversity and Inclusion
We are focused on maintaining an inclusive work environment that best supports the diverse needs of the patient communities we serve. Among other factors in hiring, we consider geographic, gender, age, racial and ethnic diversity. Women represent 38% of our executive team, 28% of our leadership team (vice president and above), 33% of our board of directors and 51% of our workforce. We continue to grow our list of employee resource groups and expand our sourcing for new talent to foster increased diversity in our talent pipeline. We are also committed to equitable pay for all employees. We use industry benchmarks and annual internal equity reviews to make salary adjustments as needed in efforts to ensure a fair and bias-free compensation system. As we grow, we are continuing to implement initiatives to advance the development of diverse talent and ensure diverse succession plans both in our employee workforce and our board of directors, and to support equity and inclusion for all.
Environmental, Social and Governance (ESG)
As of 2021, we have a cross-functional group of employees that, together with members of our executive leadership, updates our Nominations and Governance Committee and Board of Directors on ESG considerations and strategy. We are cognizant of our environmental impact, currently support several green measures and community service programs, and continue to explore options to improve and build upon our sustainability efforts. We are committed to ensuring the health and well-being of our employees and promoting patient advocacy and safety. Finally, we are driven by integrity and believe good corporate governance is important and necessary to maintain ethical and compliant business practices. For additional perspective on our ESG and human capital practices and resources, please refer to our upcoming annual proxy statement and ESG report.
COVID-19
We are committed to the safety and well-being of our workforce. Our employees (other than our laboratory personnel) have been provided a flexible approach to where and how they work to enable them to more easily manage business and personal responsibilities. We have enhanced our internal communications and touch points to ensure connectivity to our workforce. We will continue to manage this situation with a focus on the safety of our employees, ARIKAYCE physicians, caregivers and patients.
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
•If estimates of the size of the potential markets for ARIKAYCE, brensocatib, TPIP, or our other product candidates are overstated or data we have used to identify physicians is inaccurate, our ability to earn revenue to support our business could be materially adversely affected.
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
•Our early-stage research activities include the research and development of novel gene therapy product candidates. It will be difficult to predict the time and cost of development and of subsequently obtaining regulatory approval for any such product candidates, or how long it will take to commercialize any gene therapy product candidates.
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
•Deterioration in general economic conditions in the US, Europe, Japan and globally, including the effect of prolonged periods of inflation on our suppliers, third-party service providers and potential partners, could harm our business and results of operations.
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
•We have outstanding indebtedness in the form of convertible senior notes, a term loan and a royalty financing arrangement and may incur additional indebtedness in the future, which could adversely affect our financial position, prevent us from implementing our strategy, and dilute the ownership interest of our existing shareholders.
•We may be unable to use certain of our net operating losses and other tax assets.
•Goodwill impairment charges in the future could have a material adverse effect on our business, results of operations and financial condition.
•Our shareholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock for general corporate purposes and upon the conversion of the Convertible Notes.
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
Our long-term viability and growth depend on the successful commercialization of ARIKAYCE, our only approved product. ARIKAYCE was approved in the US for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting, as defined by patients who do not achieve negative sputum cultures after a minimum of six consecutive months of a multidrug background regimen therapy. Subsequently, ARIKAYCE was approved in Europe for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF, and in Japan for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatments with a multidrug regimen. We refer to NTM lung disease caused by MAC as MAC lung disease. We have invested and continue to invest significant efforts and financial resources in the commercialization of ARIKAYCE, and our ability to continue to generate revenue from ARIKAYCE will depend heavily on successfully commercializing and obtaining full regulatory approval for ARIKAYCE from the US FDA by conducting an appropriate confirmatory post-marketing study. ARIKAYCE was our first commercial launch, and its successful commercialization and our receipt of full regulatory approval for ARIKAYCE in the US are subject to many risks.
In order to commercialize ARIKAYCE, we must establish and maintain marketing, market access, sales and distribution capabilities on our own or make arrangements with third parties for its marketing, sale and distribution. We have commenced commercialization of ARIKAYCE in the US, Europe and Japan using our sales force, but we may not continue to be successful in these efforts. The establishment, development and maintenance of our own sales force is and will continue to be expensive and time-consuming. As a result, we may seek one or more partners to handle some or all of the sales and marketing of ARIKAYCE in certain markets following approval by the relevant regulatory authority in those markets. In that case, we will be reliant on third parties to successfully commercialize ARIKAYCE and will have less control over commercialization efforts than if we handled commercialization with our own sales force. However, we may not be able to enter into arrangements with third parties to sell ARIKAYCE on favorable terms or at all. In the event that either our own marketing, market access, sales force or third-party marketing, and sales organizations are not effective, our ability to generate revenue would be adversely affected.
The commercial success of ARIKAYCE will depend on the degree of market acceptance by physicians, patients, third-party payors and others in the healthcare community.
Despite receiving US FDA, EC and Japan's MHLW approval of ARIKAYCE, market acceptance may vary among physicians, patients, third-party payors or others in the healthcare community. ARIKAYCE was the first product approved in the US via the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD) pathway, and its approval under this pathway may impact market acceptance of the product. If ARIKAYCE does not achieve and maintain an adequate level of acceptance, it is not likely that we will generate significant revenue or become profitable. The degree of market acceptance of ARIKAYCE, which we launched in the US early in the fourth quarter of 2018, in Europe in the fourth quarter of 2020, and in Japan in the second quarter of 2021, is also dependent on a number of additional factors, including the following:
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
•Relative convenience and ease of administration, including any requirements for hospital administration of ARIKAYCE;
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
As a condition of accelerated approval, we must conduct a post-marketing confirmatory clinical trial. Additionally, we are required to submit periodic reports on the progress of this clinical trial. In the fourth quarter of 2020, we commenced the post-marketing confirmatory frontline clinical trial program for ARIKAYCE in patients with MAC lung disease. The frontline clinical trial program consists of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed MAC lung disease using the PRO tool validated in the ARISE trial. We are running these global studies in parallel in approximately 200 sites for these clinical trials. The frontline clinical program is intended to fulfill the FDA’s post-marketing requirement to allow for full approval of ARIKAYCE by the FDA, and verification and description of clinical benefit in the ENCORE trial will be necessary for full approval of ARIKAYCE. Pursuant to the timetable agreed upon with the FDA when the approval letter of ARIKAYCE was received, confirmatory trial results are to be reported by 2024. We are engaged with FDA regarding the status and execution of the ARISE and ENCORE trials. There is little precedent for clinical development and regulatory expectations for agents to treat MAC lung disease. If our PRO tool is not validated in the ARISE trial, we would need to develop a new clinical endpoint for the ENCORE trial. We may also encounter substantial delays in completing enrollment for the ENCORE trial and in conducting either trial, and we may not be able to enroll and conduct the trials in a manner satisfactory to the FDA or within the time period required by the FDA. The FDA could, among other things, withdraw its approval of ARIKAYCE using expedited procedures if the ENCORE trial is not successful or if the FDA concludes that we failed to conduct the ENCORE trial with due diligence, that other evidence demonstrates that ARIKAYCE is not shown to be safe and effective, or that we disseminated false or misleading promotional materials with respect to ARIKAYCE. Additionally, under the amendments to the FDCA made by the Food and Drug Omnibus Reform Act of 2022, the FDA could pursue administrative and judicial remedies for a violation of the FDCA if we were to fail to conduct the ENCORE trial with due diligence or not timely submit the required reports on the progress of the ENCORE trial. Separate from the confirmatory trial, additional results from ongoing and recently completed studies may affect the FDA’s benefit-risk analysis for the product. Additionally, ARIKAYCE is subject to post-marketing commitments consisting of implementation of a healthcare provider communication plan, conducting a drug utilization assessment, and conducting further studies to identify an optimal quality control in vitro drug release method. We have fulfilled the post-marketing commitment for the identification of the in vitro drug release method. Failure to meet all post-marketing commitments may raise additional regulatory challenges.
We remain subject to substantial, ongoing regulatory requirements, and failure to comply with these requirements could lead to enforcement action or otherwise materially harm our business.
We are subject to a variety of manufacturing, packaging, storage, labeling, advertising, promotion, and record-keeping requirements in the US, Europe, and Japan including requirements to:
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
•Comply with cGMP and quality systems requirements for devices;
•Acquire licenses for marketing authorization and certifications for our third party manufacturers when importing and selling pharmaceutical products manufactured in other countries into Japan;
•Negotiate with national governments and other counterparties on pricing and reimbursement status;
•Carry out post-approval confirmatory clinical trials;
•Comply with ongoing pharmacovigilance requirements; and
•Disclose payments to healthcare professionals and healthcare organizations to national regulatory authorities and/or on publicly available websites.
If we ultimately receive approval for ARIKAYCE in jurisdictions other than the US, EU, and Japan, we expect to be subject to similar ongoing regulatory oversight by the relevant foreign regulatory authorities, including the requirement to negotiate with national governments and other counterparties on pricing and reimbursement prices for each new jurisdiction.
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
•Suspension of, or imposition of restrictions on, our operations, including costly new manufacturing requirements with respect to ARIKAYCE, brensocatib, TPIP, or any of our other product candidates; and
•Negative publicity, including communications issued by regulatory authorities, which could negatively impact the perception of us or ARIKAYCE, brensocatib, TPIP, or any of our other product candidates by patients, physicians, third-party payors or the healthcare community.
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
Obtaining a determination of coverage and reimbursement for a product from each relevant governmental or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor. Payors in the US have evaluated ARIKAYCE for inclusion on formularies. Going forward, we may not be able to provide data sufficient to gain positive coverage and reimbursement determinations or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of ARIKAYCE to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources.
Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-US regulatory authorities and/or may set a reimbursement rate that is too low to support a profitable sales price for the product. For example, in France we agreed with the French authorities to a reimbursed price which was lower than the price in our temporary authorization for use (Autorisation Temporaire d'Utilisation or ATU) and are required to refund the difference. As a result, we recorded a revenue reversal in the fourth quarter of 2022, related to revenue recorded in prior periods. In addition, in 2023, we anticipate a one-time, prospective price decrease for ARIKAYCE in Japan in the high-single digit to low-double digit range. In the US, payors have restricted and continue to restrict coverage of ARIKAYCE by using a variable co-payment structure that imposes higher costs on patients for drugs that are not preferred by the payor and by imposing requirements for prior authorization or step edits. Subsequent approvals of competitive products could result in a detrimental change to the reimbursement of our products. The occurrence of any of these events likely would adversely impact market acceptance and demand for ARIKAYCE, which, in turn, could affect our ability to successfully commercialize ARIKAYCE and adversely impact our business, financial condition, results of operations and prospects and the value of our common stock.
There is a significant focus in the US healthcare industry and elsewhere on drug prices and value, and public and private payors are taking increasingly aggressive steps to control their expenditures for pharmaceuticals by, inter alia, negotiating manufacturer discounts and placing restrictions on reimbursement for, and patient access to, medications. These pressures could negatively affect our business. We expect changes in the Medicare program and state Medicaid programs, as well as managed care organizations and other third-party payors, to continue to put pressure on pharmaceutical product pricing. For instance, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) expanded Medicare outpatient prescription drug coverage for the elderly through Part D prescription drug plans sponsored by private entities and authorized such plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. The plans generally negotiate significant price concessions as a condition of formulary placement. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs, which is generally believed to have resulted in lower Medicare reimbursement for physician-administered drugs. These cost reduction initiatives and other provisions of this legislation provide additional pressure to contain and reduce drug prices and could decrease the coverage and price that we receive for any approved products and could seriously harm our business. Although the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations when setting their own reimbursement rates, and any reimbursement reduction resulting from the MMA may result in a similar reduction in payments from private payors. Additionally, the Patient Protection and Affordable Care Act (ACA) revised the definition of “average manufacturer price” for reporting purposes and increased the minimum percentage for Medicaid drug rebates to states, required drug manufacturers to provide a significant discount (70% as of January 1, 2022) on prescriptions for branded drugs filled while the beneficiary is in the Medicare Part D coverage gap (also known as the donut hole), and imposed a significant annual fee on companies that manufacture or import branded prescription drug products. We believe it is likely that the ACA, or any legislation enacted to amend or replace it, will continue the pressure on pharmaceutical pricing, especially under the Medicare program, and also may increase our regulatory burdens and operating costs. One significant example of recent legislative action is the IRA, which was signed into law on August 16, 2022. While the IRA is still subject to rulemaking (with more information to come via guidance documents from the responsible federal agencies), the IRA, as written, gives the US Department of Health and Human Services (the HHS) the ability and authority to directly negotiate with manufacturers the price that Medicare will pay for certain high-priced drugs and set caps on the negotiated price of such drugs, among other changes. The IRA will also require manufacturers of certain Part B and Part D drugs to issue to HHS rebates based on certain calculations and triggers (i.e., when drug prices increase and outpace the rate of inflation). At this time, we cannot predict the implications the IRA provisions will have on our business. These types of laws may have a significant impact on our ability to set a product price we believe is fair and may adversely affect our ability to generate revenue and achieve or maintain profitability. For instance, we have observed an increase in the time to fill prescriptions, particularly for patients insured through Medicare, in the first quarter of each year since we began commercializing ARIKAYCE as a result of the donut hole, and, while the situation has not extended through the entire year, this situation may recur in the first quarter of subsequent years. We expect further federal and state proposals and healthcare reforms to continue to be proposed, which could limit the prices that can be charged for the products we develop or may otherwise limit our commercial opportunity. See Reimbursement of Pharmaceutical Products in Item 1 of Part I of this Annual Report on Form 10-K for more information. In addition, in connection with various government programs, we are required to report certain pricing information to the government, and the failure to do so may subject us to penalties.
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
We continue to have discussions with third-party payors regarding our price for ARIKAYCE, and our pricing may meet resistance from them and the public generally. If we are unable to maintain adequate reimbursement for ARIKAYCE in the US, Europe and Japan, the adoption of ARIKAYCE by physicians and patients may be limited. If we are unable to negotiate acceptable prices for ARIKAYCE, we may be unable to generate sufficient revenue to achieve profitability. Both of these risks, in turn, could affect our ability to successfully commercialize ARIKAYCE and adversely impact our business, financial condition, results of operations and prospects and the value of our common stock.
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
If estimates of the size of the potential markets for ARIKAYCE, brensocatib, TPIP, or our other product candidates are overstated or data we have used to identify physicians is inaccurate, our ability to earn revenue to support our business could be materially adversely affected.
We have relied on external sources, including market research funded by us and third parties, and internal analyses and calculations to estimate the potential market opportunities for ARIKAYCE, brensocatib, TPIP, or any of our other product candidates. The externally sourced information used to develop these estimates has been obtained from sources we believe to be reliable, but we have not verified the data from such sources, and their accuracy and completeness cannot be assured. With respect to ARIKAYCE, our internal analyses and calculations are based upon management’s understanding and assessment of numerous inputs and market conditions, including, but not limited to, the projected increase in prevalence of MAC lung disease, Medicare patient population growth and ongoing population shifts to geographies with increased rates of MAC lung disease. These understandings and assessments necessarily require assumptions subject to significant judgment and may prove to be inaccurate. As a result, our estimates of the size of these potential markets for ARIKAYCE could prove to be overstated, perhaps materially.
In addition, we are relying on third-party data to identify the physicians who treat the majority of MAC lung disease patients in the US and to determine how to deploy our resources to market to those physicians; however, we may not be marketing to the appropriate physicians and may therefore be limiting our market opportunity.
With regards to brensocatib, our estimated number of total diagnosed bronchiectasis patients in the US was derived from an external source. A similar per capita prevalence was used to calculate the estimated prevalence in the European 5. However, studies indicate a lack of consensus on prevalence rates.
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
•Submit for and receive regulatory approvals for marketing; and
•Manufacture the product candidates and device constituent parts according to cGMP and other applicable standards and regulations.
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
•Delayed or reduced enrollment in clinical trials, high discontinuation rates or overly concentrated patient enrollment in specific geographic regions;
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
We are required to obtain various regulatory approvals prior to studying our products in humans and then again before we market and distribute our products, and the failure to obtain such approvals will prevent us from commercializing our products, which would materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock. While we have obtained accelerated approval for ARIKAYCE in the US and approval in the EU and Japan, seeking regulatory approvals for brensocatib or our other product candidates as well as approval for ARIKAYCE in other jurisdictions presents significant obstacles. Approval processes in the US, Europe, Japan and other markets require the submission of extensive preclinical and clinical data, manufacturing and quality information regarding the process and facility, scientific data characterizing our product and other supporting data in order to establish safety and effectiveness. These processes are complex, lengthy, expensive, resource intensive and uncertain. Regulators will also conduct a rigorous review of any trade name we intend to use for our products. Even after they approve a trade name, these regulators may request that we adopt an alternative name for the product if adverse event reports indicate a potential for confusion with other trade names and medication error. If we are required to adopt an alternative name, potential commercialization of brensocatib or our other product candidates or commercialization of ARIKAYCE could be delayed or interrupted. We have limited experience in submitting and pursuing applications necessary to obtain these regulatory approvals.
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
Delays in patient enrollment for our clinical trials could increase costs and delay commercialization and sales, if any, of our products. Once enrolled, patients may elect to discontinue participation in a clinical trial at any time. If patients elect to discontinue participation in our clinical trials at a higher rate than expected, we may be unable to generate the data required by regulators for approval of our product candidates.
If another party obtains orphan drug exclusivity for a product that is essentially the same as a product we are developing for a particular indication, we may be precluded or delayed from commercializing the product in that indication.
Under the ODA, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition. In the EU, the EMA Committee for Orphan Medicinal Products grants orphan drug designation to products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating disease or condition affecting not more than five in 10,000 people in the EU. The company that obtains the first regulatory approval from the FDA for a designated orphan drug for a rare disease or condition generally receives marketing exclusivity for use of that drug for the designated disease or condition for a period of seven years. Similar laws exist in the EU with a term of 10 years. See Business — Government Regulation — Orphan Drug Designation in Item 1 of Part I of this Annual Report on Form 10-K for additional information. If a competitor obtains approval of the same drug for the same disease or condition before us, and the FDA grants such orphan drug exclusivity, we would be prohibited from obtaining approval for our product for seven or more years, unless our product can be shown to be clinically superior. In addition, even if we obtain orphan exclusivity, the FDA may approve another product during our orphan exclusivity period for the same disease or condition under certain circumstances.
Our early-stage research activities include the research and development of novel gene therapy product candidates. It will be difficult to predict the time and cost of development and of subsequently obtaining regulatory approval for any such product candidates, or how long it will take to commercialize any gene therapy product candidates.
We intend to identify and develop novel gene therapy product candidates as part of our early-stage research efforts. We have limited experience with gene therapy programs and cannot be certain that any gene therapy product candidates that we develop will successfully complete preclinical studies and clinical trials, or that they will not cause significant adverse events or toxicities. Any such results could impact our ability to develop a product candidate, including our ability to enroll patients in our clinical trials. Furthermore, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material, which could adversely affect our ability to obtain and maintain regulatory approvals for and commercialize any gene therapy products we may develop.
In addition, only a small number of gene therapy products have been approved in the US, Europe or elsewhere, and regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. We may seek regulatory approval in territories outside the US and Europe, which may have their own regulatory authorities along with frequently changing requirements or guidelines. The regulatory review committees and advisory groups in the US, Europe and elsewhere, and any new guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Within the FDA, the Center for Biologics Evaluation and Research (CBER) regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Therapeutic Products, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. CBER works closely with the National Institutes of Health (the NIH) to accelerate the development of gene therapy. The FDA has published guidance documents with respect to the development and approval of gene therapy products. For example, in January 2020, the FDA issued final guidance documents that updated draft guidance documents that were originally released in July 2018 to reflect recent advances in the field, and to set forth the framework for the development, review and approval of gene therapies. These final guidance documents pertain to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow-up issues relevant to gene therapy, among other topics. The FDA also issued a final guidance document in September 2021 describing the FDA’s approach for determining whether two gene therapy products are the same or different for the purpose of orphan-drug designation and orphan-drug exclusivity. In addition, the FDA can put an IND for a gene therapy study on clinical hold for several reasons, including if the information in an IND is not sufficient to assess the risks in study subjects.
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
We currently rely, and expect to continue to rely, on third parties for significant research, analytical services, preclinical development, clinical development and manufacturing of our product candidates and commercial scale manufacturing of ARIKAYCE and Lamira. For example, we do not own facilities for clinical-scale or commercial manufacturing of our product candidates, and we expect that our future supply requirements for brensocatib and TPIP will be manufactured by CMOs. We currently rely on Resilience to provide our clinical and commercial supply of ARIKAYCE, and intend to rely on Patheon in the future. We currently primarily rely on Esteve Pharmaceuticals, S.A. (Esteve) and Thermo

Fisher to provide our clinical supply for brensocatib. Additionally, almost all of our clinical trial work is done by CROs, such as PPD, our CRO for the ARISE, ENCORE and ASPEN trials, and clinical laboratories. In addition, we rely on third parties to manufacture clinical materials for our early-stage research programs, Reliance on these third parties poses a number of risks, including the following:
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
We do not have any in-house manufacturing capability other than for small-scale preclinical development programs and depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our product candidates on a clinical or commercial scale. For instance, we are and expect to remain dependent upon Resilience and eventually Patheon to supply ARIKAYCE both for our clinical trials and commercial sale. Resilience manufactures placebo for our clinical trials and our current supply of ARIKAYCE. If approved, we expect Patheon to significantly increase our ARIKAYCE manufacturing capacity. However, we may not be able to maintain adequate quantities to meet future demand, including as a result of manufacturing and/or quality issues experienced by our third party manufacturers or higher customer demands than expected. As additional supporting data become available, we believe the current approved shelf life for product manufactured at our CMOs will increase. If we encounter delays or difficulties in the manufacturing process that disrupt our ability to supply our distributors and others with ARIKAYCE or our product candidates, we may experience product stock-outs, which would likely have a material adverse effect on our business and reputation.
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
We are in the process of developing in-house clinical manufacturing capability for our gene therapy product candidates, but we expect to rely on third party CMOs for manufacturing of all testing materials until at least 2023. Products intended for use in gene therapies are novel, complex and difficult to manufacture. As we shift towards in-house clinical manufacturing capability for our gene therapy product candidates, we may encounter delays in obtaining regulatory approval of our manufacturing processes or in complying with ongoing manufacturing regulatory requirements and applicable cGMP, including challenges related to producing adequate quantities of clinical grade materials that meet FDA, EMA, MHLW or other applicable standards or specifications with consistent and acceptable production yields and costs.
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
As part of our business strategy, we may effect acquisitions to obtain additional businesses, products, technologies, capabilities and personnel. For example, we acquired Motus and AlgaeneX in August 2021 and Vertuis in January 2023, each a privately-held, preclinical stage company. Acquisitions involve a number of operational risks, including:
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
The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims, particularly as we now commercialize ARIKAYCE in the US, Europe and Japan. Regardless of merit or eventual outcome, liability claims may result in:
•Decreased demand for ARIKAYCE and any other products that we may commercialize, and a corresponding loss of revenue;
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
We are dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of clinical trial participants and employees. Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could have a material adverse effect on our business operations, including a material disruption of our drug development and commercialization programs.
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
We have previously been, and expect to remain, the target of cyber-attacks. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. Notifications and follow-up actions related to a security incident could impact our reputation or cause us to incur substantial costs, including legal and remediation costs, in connection with these measures and otherwise in connection with any actual or suspected security breach. Although we have general liability insurance coverage, including coverage for errors and omissions and potential cyber security breaches, our insurance may not cover all claims, continue to be available on reasonable terms or be sufficient in amount to cover one or more large claims; additionally, the insurer may disclaim coverage as to any claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition, results of operations and prospects and the value of our common stock.

Risks generally associated with the upgrade of our enterprise resource planning (ERP) system may materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock or the effectiveness of our internal controls over financial reporting.

We upgraded our company-wide ERP system in the third quarter of 2022, in order to enhance certain business and financial operations and processes and increase data security. If the upgrade to our ERP system does not enhance our business and financial operations or increase our data security as we expect, our business could be adversely affected. The upgrade to our ERP system has required and will continue to require capital and human resources, changes to our business processes and the attention of many of our employees. Any deficiencies in the design and implementation of the upgraded ERP system could result in potentially significantly more expenses than already incurred and could adversely affect our ability to operate our business, including our ability to manage our inventory, maintain a secure data environment, file timely reports with the SEC, or otherwise affect our controls. Any of these consequences could materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock or the effectiveness of our internal controls over financial reporting.

We have limited experience operating internationally, are subject to a number of risks associated with our international activities and operations and may not be successful in our efforts to expand internationally.
We currently have limited operations outside of the US. As of December 31, 2022, we had 85 employees located in Europe and 72 employees located in Japan, although we have clinical trial sites and suppliers located around the world. In order to meet our long-term goals, we expect to grow our international operations over the next several years, including in Europe and Japan, and continue to source material used in the manufacture of our product candidates from abroad. Consequently, we are and will continue to be subject to risks related to operating in foreign countries, including:
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
We expect that competing successfully will depend on, among other things, the relative speed with which we can develop products, complete the clinical testing and regulatory approval processes and supply commercial quantities of the product to the market, as well as product efficacy, safety, reliability, availability, timing and scope of regulatory approval and price. We expect competition to increase as technological advances are made and commercial applications broaden. There are potential competitive products, both approved and in development, which include oral, systemic, or inhaled antibiotic products to treat chronic respiratory infections. For instance, certain entities have expressed interest in studying their products for lung disease and are seeking to advance studies in lung disease, including NTM lung disease caused by mycobacterial species other than MAC. We are not aware of any entities currently conducting clinical trials for the treatment of refractory MAC lung disease or of any other approved inhaled therapies specifically indicated for NTM lung disease in North America, Europe or Japan. If any of our competitors develops a product that is more effective, safe, tolerable or convenient, or less expensive than ARIKAYCE or our product candidates, it would likely materially adversely affect our ability to generate revenue. We also may face lower priced generic competitors if third-party payors encourage use of generic or lower-priced versions of our product or if competing products are imported into the US or other countries where we may sell ARIKAYCE. In addition, in an effort to put downward pressure on drug pricing, Congress and the FDA are working to facilitate generic competition, which could result in our experiencing competition earlier than otherwise would be the case.
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
Our three largest customers as of December 31, 2022 accounted for 90% and 75% of our total gross product revenue for the years ended December 31, 2022 and 2021, respectively. The degree to which a limited number of customers make up a significant portion of our gross product revenue may change as we continue to commercialize ARIKAYCE and, if approved, our product candidates in additional markets. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.

Deterioration in general economic conditions in the United States, Europe, Japan and globally, including the effect of prolonged periods of inflation on our suppliers, third-party service providers and potential partners, could harm our business and results of operations.

Our business and results of operations could be adversely affected by changes in national or global economic conditions. These conditions include but are not limited to inflation, rising interest rates, limited availability of financing, energy availability and costs, the negative impacts caused by the COVID-19 pandemic and other public health crises, negative impacts resulting from the military conflict between Russia and the Ukraine, relations between the US and China, and the effects of governmental initiatives to manage economic conditions. Impacts of such conditions could be passed on to our business in the form of higher costs for labor and materials, possible reductions in pharmaceutical industry-wide spending on research and development and acquisitions and higher costs of capital.
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
We are committed to the safety and well-being of our workforce. Our employees (other than our laboratory personnel) have been provided a flexible approach to where and how they work to enable them to more easily manage business and personal responsibilities. We have enhanced our internal communications and touch points to ensure connectivity to our workforce. We will continue to manage this situation with a focus on the safety of our employees, ARIKAYCE physicians, caregivers and patients.
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
Additionally, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented through litigation, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection for amikacin liposome inhalation suspension or our product candidates. US patents and patent applications may also be subject to interference or derivation proceedings, and US patents may be subject to re-examination proceedings, reissue, post-grant review and/or inter partes review in the USPTO. Our foreign patents have been and may be in the future subject to opposition or comparable proceedings in the corresponding foreign patent office, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. See Intellectual Property—ARIKAYCE Patents in Item 1 of Part I of this Annual Report on Form 10-K for more information on our European patents that have been previously opposed.
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
Third parties may claim that we have infringed upon or misappropriated their proprietary rights. Any existing third-party patents, or patents that may later issue to third parties, could negatively affect our commercialization of ARIKAYCE, brensocatib, TPIP, or any other product candidate that receives regulatory approval. For instance, PAH is a competitive indication with established products, including other formulations of treprostinil. Our supply of the active pharmaceutical ingredient for TPIP is dependent upon a single supplier. The supplier owns patents on its manufacturing process and crystalline drug product, and we have filed patent applications for TPIP; however, a competitor in the PAH indication may claim that we or our supplier have infringed upon or misappropriated its proprietary rights. Moreover, in the event that we pursue approval of TPIP, or any other product candidate, via the 505(b)(2) regulatory pathway, we will be required to file a certification against any unexpired patents listed in the Orange Book for the third-party drug we rely upon as part of our regulatory submission. This certification process may lead to litigation and could also delay launch of a product candidate, if approved by regulators.
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
There have been a number of legal challenges and certain changes to the ACA since it was enacted. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden Administration will impact the ACA. It is difficult to predict the future legislative landscape in healthcare and the effect on our business, results of operations, financial condition and prospects. The Biden Administration has also indicated that lowering prescription drug prices is a priority, and the IRA was signed into law on August 16, 2022. See Reimbursement of Pharmaceutical Products in Item 1 of Part I of this Annual Report on Form 10-K for more information. Changes to the ACA, to the Medicare or Medicaid programs, or to the ability of the federal government to negotiate or otherwise affect drug prices, or other federal legislation regarding healthcare access, financing or legislation in individual states, could affect our business, financial condition, results of operations and prospects and the value of our common stock. We may face similar challenges to gaining regulatory approval and sufficient reimbursement and pricing due to government healthcare reform in the EU, Japan and other jurisdictions where ARIKAYCE or any of our other product candidates are approved. It remains unclear how any new legislation or regulation might affect the prices we may obtain for ARIKAYCE or any of our product candidates for which regulatory approval is obtained.
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
We have incurred losses each previous year of our operation, except in 2009, when we sold our manufacturing facility and certain other assets to Merck & Co, Inc. As of December 31, 2022, our accumulated deficit was $2.7 billion. For the years ended December 31, 2022, 2021 and 2020, our consolidated net loss was $481.5 million, $434.7 million and $294.1 million, respectively. Our ability to generate revenue depends on the success of commercial sales of ARIKAYCE; however, we do not anticipate our revenue from the sale of ARIKAYCE will be sufficient for us to become profitable without reductions in our operating expenses. Despite our commercialization of ARIKAYCE in the US, Europe and Japan, we expect to continue to incur substantial operating expenses, and resulting operating losses, for the foreseeable future as we:
•Initiate or continue clinical studies of our product candidates, including our Phase 3 ASPEN trial;
•Complete a post-marketing clinical trial of ARIKAYCE, consisting of the ARISE and ENCORE trials, as required by the FDA;
•Seek to discover or in-license additional product candidates;
•Support the sales and marketing efforts necessary for the continued commercialization of ARIKAYCE;
•Scale-up manufacturing capabilities for future ARIKAYCE production, including the increase of production capacity at Patheon and process improvements in order to manufacture at a larger commercial scale;
•Seek the approval and potential commercial launch of brensocatib in the US and other markets;
•Seek the approval and potential commercial launch of TPIP and other product candidates in various markets;
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
Our operations have consumed substantial amounts of cash since our inception. We expect to expend substantial financial resources to commercialize ARIKAYCE, fund the Phase 3 ASPEN trial and the confirmatory post-marketing ARISE and ENCORE trials, seek full regulatory approval for ARIKAYCE as well as continue research and development of brensocatib and TPIP, as well as our future product candidates, and fund pre-commercialization activities for brensocatib. We may need to raise additional capital to fund these activities, including due to changes in our product development plans or misjudgment of expected costs, to fund corporate development, to maintain our intellectual property portfolio or for other purposes, including to resolve litigation. Our operating expenses and long-term investments were significantly higher in 2022 than in 2021, reflecting our continued investment in the build-out of our commercial organization to support global expansion activities for ARIKAYCE and manufacture of commercial inventory, which includes capital and long-term investments, and continued investment in research and development as well as selling, general and administrative expenses. We do not know whether additional financing will be available when needed, or, if available, whether the terms will be favorable. If adequate funds are not available to us when needed, we may be forced to delay, restrict or eliminate all or a portion of our development programs or commercialization efforts.
We have outstanding indebtedness in the form of convertible senior notes, a term loan and a royalty financing arrangement and may incur additional indebtedness in the future, which could adversely affect our financial position, prevent us from implementing our strategy, and dilute the ownership interest of our existing shareholders.
In October 2022, we entered into a loan agreement (the Loan Agreement) with certain funds managed by Pharmakon Advisors, LP (Pharmakon) and a revenue interest purchase agreement (the Royalty Financing Agreement) with OrbiMed Royalty & Credit Opportunities IV, LP (OrbiMed).
The Loan Agreement provides for a $350 million senior secured term loan (the Term Loan) that matures on October 19, 2027. The Term Loan bears interest at a rate based upon the secured overnight financing rate (SOFR), subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. Up to 50% of the interest payable during the first 24 months from the closing of the Term Loan may be paid-in-kind at our election. If elected, paid-in-kind interest will be capitalized and added to the principal amount of the Term Loan. The Term Loan will be repaid in eight equal quarterly payments starting in the 13th quarter following the closing of the Term Loan, except that the repayment start date may be extended at our option for an additional four quarters, so that repayments start in the 17th quarter following the closing of the Term Loan, subject to the achievement of specified ARIKAYCE data thresholds and certain other conditions.

Under the Royalty Financing Agreement, OrbiMed paid us $150 million in exchange for the right to receive, on a quarterly basis, royalties (the Royalty Financing) in an amount equal to 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% of ARIKAYCE global net sales on or after September 1, 2025, as well as 0.75% of brensocatib global net sales, if approved (the Revenue Interest Payments). In the event that OrbiMed has not received aggregate Revenue Interest Payments equal to or greater than $150 million on or prior to March 31, 2028, the royalty rate for ARIKAYCE will be increased for all subsequent fiscal quarters to a rate which, if applied retroactively, would have resulted in aggregate Revenue Interest Payments to OrbiMed for all fiscal quarters ended on or prior to March 31, 2028 equal to $150 million. In addition, we must make a one-time payment to OrbiMed in an amount that, when added to the aggregate amount of Revenue Interest Payments received by OrbiMed as of March 31, 2028, would equal $150 million. The total Revenue Interest Payments payable by us to OrbiMed are capped at 1.8x of the purchase price or up to a maximum of 1.9x of the purchase price under certain conditions.
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
Our debt service obligations and the degree to which we are leveraged could have negative consequences on our business, such as the following:
•We may be more vulnerable to economic downturns, less able to withstand competitive pressures, and less flexible in responding to changing economic conditions;
•Our ability to obtain financing in the future may be limited;
•We may be required to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;
•We may be placed at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources;
•A substantial portion of our cash flows from operations in the future may be required for the payment of our interest or principal payments under the Loan Agreement, Revenue Interest Payments under the Royalty Financing Agreement and the principal amounts of the Convertible Notes when they or any additional indebtedness become due, thereby reducing the amount of our cash flow available for other purposes, including funds for clinical development or to pursue future business opportunities; and
•We may elect to make cash payments upon conversion of the Convertible Notes, which would reduce our available cash.
Our ability to pay principal or interest on or, if desired, to refinance our indebtedness, including the Loan Agreement, the Royalty Financing Agreement and the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy any obligations under the Loan Agreement, the Royalty Financing Agreement or the Convertible Notes or our obligations under any future indebtedness we may incur. If we are unable to generate such cash flow, we may be required to delay, restrict or eliminate all or a portion of our development programs or commercialization efforts or refinance or obtain additional equity capital on terms that may be onerous or highly dilutive. If we do not meet our debt obligations, it could materially adversely affect our results of operations, financial condition and the value of our common stock.
The Loan Agreement and the Royalty Financing Agreement each contain customary affirmative and negative covenants that restrict our operations, including, among other things, restrictions on our ability to incur liens, incur additional indebtedness, make investments, engage in certain mergers and acquisitions or asset sales, and declare dividends or redeem or repurchase capital stock. The Loan Agreement includes certain customary events of default. If a default occurs and is continuing, we may be required to repay all amounts outstanding under the Loan Agreement. The Royalty Financing Agreement gives OrbiMed the option (the Put Option) to terminate the Royalty Financing Agreement and to require us to repurchase future Revenue Interest Payments upon enumerated events such as a bankruptcy event, a payment default, an uncured material breach or a change of control. The triggering of the Put Option, including by our failure to comply with these covenants, could permit OrbiMed to declare certain amounts to be immediately due and payable. Further, if we are liquidated, Pharmakon’s and OrbiMed’s rights to repayment would be senior to the rights of the holders of our common stock. Any triggering of the Put Option or other event of default under the Loan Agreement or Royalty Financing Agreement could significantly harm our financial condition, business and prospects and could cause the price of our common stock to decline.
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
Risks Related to Ownership of Our Common Stock
Our shareholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock for general corporate purposes and upon the conversion of the Convertible Notes.

In the future, we may issue additional equity securities for capital raising purposes, in connection with hiring or retaining employees, to fund acquisitions, or for other business purposes. We have previously funded, and expect to continue to fund, acquisitions using shares of our common stock as consideration. In addition, we may issue shares of our common stock upon the conversion of our Convertible Notes. The conversion of some or all of the Convertible Notes will dilute the ownership interests of our existing shareholders to the extent we deliver shares upon their conversion. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or the anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock. The future issuance of any additional shares of common stock will dilute our current shareholders and may create downward pressure on the value of our shares. The potential for the issuance of a significant amount of our common stock pursuant to the convertible notes could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also hinder our ability to raise additional equity capital at a time and price that we deem reasonable or appropriate.
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
We lease laboratory space located in Bridgewater for which we exercised the renewal option to extend the lease term until December 2026. In October 2018, we expanded this lease to a total of 28,002 square feet. We also lease facilities in California totaling 40,543 square feet and a facility in New Hampshire. In addition, we lease office space outside of the US in France, Ireland, the Netherlands, Switzerland and Japan.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our trading symbol is "INSM." Our common stock currently trades on the Nasdaq Global Select Market. As of February 20, 2023, there were approximately 150 holders of record of our common stock.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Insmed Incorporated, the NASDAQ Composite Index,
the S&P 500 Index, the NASDAQ Biotechnology Index and the SPDR S&P Biotech ETF

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Insmed Incorporated
NASDAQ Composite
S&P 500
NASDAQ Biotechnology
SPDR S&P Biotech ETF

_________________________________
*    $100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
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
EXECUTIVE OVERVIEW
We are a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. Our first commercial product, ARIKAYCE, was approved in the US in September 2018, in the EU in October 2020 and in Japan in March 2021. Our clinical-stage pipeline includes brensocatib and TPIP. Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which we are developing for the treatment of patients with bronchiectasis, CF and other neutrophil-mediated diseases, including CRSsNP. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PH-ILD and PAH. We are also advancing our early-stage research programs encompassing a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, and protein manufacturing. We have legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the UK and Japan.
Refer to Part I, Item 1. "Business" for a summary of our ongoing commercial and clinical programs for ARIKAYCE and our ongoing clinical activities for brensocatib, TPIP and early-stage research programs.
Prior to 2019, we had not generated significant revenue and through December 31, 2022, we had an accumulated deficit of $2.7 billion. We have financed our operations primarily through the public offerings of our equity securities, debt financings and revenue interest financings. Although it is difficult to predict our future funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and marketable securities as of December 31, 2022 will enable us to fund our operations for at least the next 12 months.
Our ability to reduce our operating loss and begin to generate positive cash flow from operations depends on the continued success in commercializing ARIKAYCE and achieving positive results from the ARIKAYCE frontline clinical trial program in order to obtain full approval of ARIKAYCE in the US and potentially reach more patients. Additionally, our continued success also depends on bringing additional clinical stage products to market, such as brensocatib, TPIP and our early-stage research programs. We expect to continue to incur substantial expenses related to our research and development activities as we continue the ARIKAYCE frontline clinical program, conduct the Phase 3 ASPEN trial for brensocatib, continue the trials for TPIP, and fund development of our early-stage research programs. We also expect to continue to incur significant costs related to the commercialization of ARIKAYCE and our pre-commercialization activities related to brensocatib. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of ARIKAYCE; the scope and progress of our research and development efforts; and the timing of certain expenses. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such products and whether or when they may become profitable.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Product Revenues, Net
Product revenues, net, consist of net sales of ARIKAYCE. In October 2018, we began shipping ARIKAYCE to our customers in the US, which include specialty pharmacies and specialty distributors. In December 2020, we began commercial sales of ARIKAYCE in Europe. In July 2021, we began recognizing product revenue from commercial sales of ARIKAYCE in Japan. We recognize revenue for product received by our customers net of allowances for customer credits, including prompt pay discounts, service fees, estimated rebates, including government rebates, such as Medicaid rebates and Medicare Part D coverage gap reimbursements in the US, and chargebacks.
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
Research and Development (R&D) Expenses

R&D expenses consist of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions, including medical affairs and program management. R&D expenses also includes other internal operating expenses, the cost of manufacturing product candidates, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as brensocatib. Our R&D expenses related to manufacturing our product candidates and medical devices for clinical study are primarily related to activities at CMOs that manufacture brensocatib, TPIP and early-stage research activities. Our R&D expenses related to clinical trials are primarily related to activities at CROs that conduct and manage clinical trials on our behalf. These contracts with CROs set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts with CROs primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Deposits for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed.
Selling, General and Administrative (SG&A) Expenses
SG&A expenses consist of salaries, benefits and other related costs, including stock-based compensation, for our non-employee directors and personnel serving in our executive, finance and accounting, legal and compliance, commercial and pre-commercial, corporate development, field sales, information technology and human resource functions. SG&A expenses also include professional fees for legal services, consulting services, including commercial activities, insurance, board of director fees, tax and accounting services and certain milestones related to ARIKAYCE.
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
Investment Income and Interest Expense
Investment income consists of interest and dividend income earned on our cash and cash equivalents and marketable securities. Interest expense consists primarily of contractual interest costs, Royalty Financing Agreement non-cash interest expense and the amortization of debt issuance costs related to our debt. Debt issuance costs are amortized to interest expense using the effective interest rate method over the term of the debt. Debt discount was accreted to interest expense using the effective interest rate method prior to the adoption of ASU 2020-26, Debt — Accounting for Convertible Instruments (ASU 2020-06). Our December 31, 2022 balance sheet reflects debt, net of debt issuance costs paid to the lender and other third-party costs and our December 31, 2021 balance sheet reflects debt, net of the debt discount, debt issuance costs paid to the lender, and other third-party costs. Unamortized debt issuance costs associated with extinguished debt are expensed in the period of the extinguishment.
Change in Fair Value of Interest Rate Swap
We record derivative and hedge transactions in accordance with GAAP. In the fourth quarter of 2022, we entered into an interest rate swap contract (the Swap Contract) with a notional value of $350 million to economically hedge our variable rate-based term debt for three years, effectively changing the variable rate under the term debt to a fixed interest rate. Our interest rate swap has not been designated as a hedging instrument for accounting purposes. Consequently, all changes in the fair value of the Swap Contract are reported as a component of net loss in the consolidated statements of comprehensive loss.
RESULTS OF OPERATIONS
COVID-19 Update
Though we continue to see use of ARIKAYCE, including new patient adds and continued prescription renewals, there remains a general uncertainty regarding the impact of COVID-19 on all aspects of our business, including how it will impact our patients, physicians, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect our financial results and business operations through the year ended December 31, 2022, we are unable to predict the impact that COVID-19 will have on our financial position and operating results in future periods due to these and other numerous uncertainties. We are committed to the safety and well-being of our workforce and will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.
Comparison of the Years Ended December 31, 2022 and 2021
Overview - Operating Results
Our operating results for the year ended December 31, 2022, included the following:
•Product revenues, net, increased $56.9 million, or 30.2%, as compared to the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangibles) increased $11.0 million as compared to the prior year as a result of the increase in sales of ARIKAYCE;
•R&D expenses increased $124.8 million as compared to the prior year primarily resulting from increases in manufacturing expenses, as well as increases related to clinical development and research costs, to support ongoing clinical trials;
•SG&A expenses increased $31.5 million as compared to the prior year resulting from increases in compensation and benefit related expenses, as well as increases related to our commercial launch efforts in Japan and Europe;
•Amortization of intangible assets was consistent with the prior year;
•Change in fair value of deferred and contingent consideration liabilities was $20.8 million as a result of our Business Acquisition in the third quarter of 2021;
•Interest expense decreased $14.0 million as compared to the prior year due to the cessation of accreting debt discount in accordance with the adoption of ASU 2020-06.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,		Increase (decrease)
	2022	2021	$	%
US	$185,994	$159,510	$26,484	16.6%
Japan	56,506	16,006	40,500	253.0%
Europe and rest of world	2,858	12,945	(10,087)	(77.9)%
Total product revenues, net	$245,358	$188,461	$56,897	30.2%
Product revenues, net, for the year ended December 31, 2022 increased to $245.4 million as compared to $188.5 million in 2021 as a result of the growth in sales of ARIKAYCE in Japan and the US. During the fourth quarter of 2022, we reached an agreement with the French authorities on the final reimbursement price related to the ATU program in France and we are required to refund the difference. This final pricing resulted in a change in estimate that reduced revenue by approximately $7.5 million in the fourth quarter of 2022, of which $5.8 million related to periods prior to 2022. In 2023, we anticipate a one-time, prospective price decrease for ARIKAYCE in Japan in the high-single digit to low-double digit range.
Cost of Product Revenues (Excluding Amortization of Intangibles)
Cost of product revenues (excluding amortization of intangibles) for the years ended December 31, 2022 and 2021 were comprised of the following (in thousands):

	For the Year Ended December 31,		Increase (decrease)
	2022	2021	$	%
Cost of product revenues (excluding amortization of intangibles)	$55,126	$44,152	$10,974	24.9%
Cost of product revenues, as % of revenues	22.5%	23.4%
Cost of product revenues (excluding amortization of intangibles) increased by $11.0 million, or 24.9%, to $55.1 million for the year ended December 31, 2022 as compared to $44.2 million in 2021. The increase in cost of product revenues (excluding amortization of intangibles) in the year ended December 31, 2022 was directly attributable to the increase in total revenues discussed above.

R&D Expenses
R&D expenses for the years ended December 31, 2022 and 2021 were comprised of the following (in thousands):

	For the Years Ended December 31,		Increase (decrease)
	2022	2021	$	%
External Expenses
Clinical development and research	$144,846	$107,096	$37,750	35.2%
Manufacturing	71,998	29,503	42,495	144.0%
Regulatory, quality assurance, and medical affairs	20,129	17,734	2,395	13.5%
Subtotal—external expenses	$236,973	$154,333	$82,640	53.5%
Internal Expenses
Compensation and benefit related expenses	$104,094	$82,909	$21,185	25.6%
Stock-based compensation	26,379	17,814	8,565	48.1%
Other internal operating expenses	30,072	17,688	12,384	70.0%
Subtotal—internal expenses	$160,545	$118,411	$42,134	35.6%
Total R&D expenses	$397,518	$272,744	$124,774	45.7%
R&D expenses increased to $397.5 million during the year ended December 31, 2022 from $272.7 million in 2021. The $124.8 million increase was primarily due to a $42.5 million increase in manufacturing expenses to support ongoing clinical trials, a $37.8 million increase in clinical development and research costs related primarily to the Phase 3 ASPEN trial of brensocatib and the ARIKAYCE frontline clinical trial program, as well as a $29.8 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in headcount.
External R&D expenses by product for the years ended December 31, 2022 and 2021 were comprised of the following (in thousands):

	For the Year Ended December 31,		Increase (decrease)
	2022	2021	$	%
ARIKAYCE external R&D expenses	$61,024	$61,887	$(863)	(1.4)%
Brensocatib external R&D expenses	102,530	62,065	40,465	65.2%
Other external R&D expenses	73,419	30,381	43,038	141.7%
Total external R&D expenses	$236,973	$154,333	$82,640	53.5%
We expect R&D expenses to increase in 2023 relative to 2022 primarily due to our clinical trial activities and related spend including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trials of ARIKAYCE in a frontline treatment setting for patients with MAC lung disease, our TPIP clinical trials and other research efforts for future product candidates.
SG&A Expenses
SG&A expenses for the years ended December 31, 2022 and 2021 were comprised of the following (in thousands):

	For the Years Ended December 31,		Increase (decrease)
	2022	2021	$	%
Compensation and benefit related expenses	$92,709	$84,447	$8,262	9.8%
Stock-based compensation	31,307	28,206	3,101	11.0%
Professional fees and other external expenses	105,352	94,549	10,803	11.4%
Facility related and other internal expenses	36,416	27,071	9,345	34.5%
Total SG&A expenses	$265,784	$234,273	$31,511	13.5%
SG&A expenses increased to $265.8 million during the year ended December 31, 2022 from $234.3 million in 2021. The $31.5 million increase was primarily due to a $11.4 million increase in compensation and benefit related expenses and stock-based compensation due to an increase in headcount, as well as a $10.8 million increase in professional fees and other external expenses primarily resulting from our commercial launch efforts in Japan and Europe and from resuming certain commercial activities in the US.
Amortization of Intangible Assets

Amortization of intangible assets for the years ended December 31, 2022 and 2021 was $5.1 million and $5.1 million, respectively. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EMA approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration liabilities for the year ended December 31, 2022 was $(20.8) million as a result of our Business Acquisition in the third quarter of 2021. Adjustments to the fair value are due to changes in factors such as the probability of achieving milestones, our stock price, or certain other estimated assumptions.
Interest Expense
Interest expense was $26.4 million for the year ended December 31, 2022 as compared to $40.5 million for 2021. The $14.0 million decrease in interest expense in the year ended December 31, 2022 as compared to the prior year period is primarily due to the cessation of accreting debt discount in accordance with the adoption of ASU 2020-06 partially offset by interest expense from the Term Loan and Royalty Financing entered into in the fourth quarter of 2022.
Change in Fair Value of Interest Rate Swap
The change in fair value of interest rate swap for the year ended December 31, 2022 was $1.5 million. Adjustments to the fair value are due to changes in interest rates as of December 31, 2022 relative to the interest rate of our Swap Contract.
Provision (Benefit) for Income Taxes
The income tax provision was $1.4 million for the year ended December 31, 2022 and the income tax (benefit) was $(1.8) million for the year ended December 31, 2021. The income tax provision for the year ended December 31, 2022 reflects the income tax expense recorded as a result of taxable income in certain of our subsidiaries in Europe and Japan as well as a liability for certain state income taxes. The income tax (benefit) for the year ended December 31, 2021 is primarily due to the partial reversal of a valuation allowance as a result of the Business Acquisition in the third quarter of 2021.
Comparison of the Years Ended December 31, 2021 and 2020
Please refer to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a comparative discussion of our fiscal years ended December 31, 2021 and December 31, 2020.
LIQUIDITY AND CAPITAL RESOURCES
Overview
There is considerable time and cost associated with developing potential pharmaceutical products to the point of regulatory approval and commercialization. We commenced commercial shipments of ARIKAYCE in October 2018. We expect to continue to incur consolidated operating losses, including losses at our US and certain international entities, as we plan to fund R&D for ARIKAYCE, brensocatib, TPIP and our other pipeline programs, continue commercialization and regulatory activities for ARIKAYCE, fund pre-commercialization activities for brensocatib, and engage in other general and administrative activities.
In October 2022, we entered into a $350 million Term Loan with Pharmakon that matures on October 19, 2027. The Term Loan bears interest at a rate based upon the SOFR, subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. Up to 50% of the interest payable during the first 24 months from the closing of the Term Loan may be paid-in-kind at our election. If elected, paid-in-kind interest will be capitalized and added to the principal amount of the Term Loan. The Term Loan, including the paid-in-kind interest, will be repaid in eight equal quarterly payments starting in the 13th quarter following the closing of the Term Loan (i.e., the quarter ending March 31, 2026), except that the repayment start date may be extended at our option for an additional four quarters, so that repayments start in the 17th quarter following the closing of the Term Loan, subject to the achievement of specified ARIKAYCE data thresholds and certain other conditions. Net proceeds from the Term Loan, after deducting the lenders fees and deal expenses of $15.1 million, were $334.9 million.
In October 2022, we entered into the Royalty Financing Agreement with OrbiMed, whereby OrbiMed paid us $150 million in exchange for the right to receive, on a quarterly basis, royalties in an amount equal to 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% of ARIKAYCE global net sales on or after September 1, 2025, as well as 0.75% of brensocatib global net sales, if approved. In the event that OrbiMed has not received aggregate Revenue Interest Payments equal to or greater than $150 million on or prior to March 31, 2028, the royalty rate for ARIKAYCE will be increased for all subsequent fiscal quarters to a rate which, if applied retroactively, would have resulted in aggregate Revenue Interest Payments to OrbiMed for all fiscal quarters ended on or prior to March 31, 2028 equal to $150 million. In addition, we must make a one-time payment to OrbiMed in an amount that, when added to the aggregate amount of Revenue Interest Payments received by OrbiMed as of March 31, 2028, would equal $150 million. The total Revenue Interest Payments payable by us to OrbiMed are capped at 1.8x of the purchase price or up to a maximum of 1.9x of the purchase price under certain conditions. Net proceeds from the Royalty Financing Agreement, after deducting the lenders fees and deal expenses of $3.6 million, were $146.4 million.
In October 2022, we also completed an underwritten offering of 13,750,000 shares of our common stock at a public offering price of $20.00 per share. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expense of $16.2 million, were $258.8 million.
In the first quarter of 2021, we entered into a sales agreement with SVB Leerink LLC (now known as SVB Securities LLC) (SVB Securities), to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an “at the market” equity offering program (the ATM program), under which SVB Securities acts as sales agent. During the third quarter of 2022, we issued and sold an aggregate of 1,289,995 shares of common stock through the ATM program at a weighted-average public offering price of $26.68 per share and received net proceeds of $33.4 million. As of December 31, 2022, an aggregate of $215.6 million of shares of common stock remain available to be issued and sold under the ATM program.
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
We may need to raise additional capital to fund our operations, the continued commercialization of ARIKAYCE, launch readiness activities for the potential launch of brensocatib for the treatment of patients with bronchiectasis, if approved, clinical trials for brensocatib, TPIP, and our future product candidates, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. While we believe we currently have sufficient funds to meet our financial needs for at least the next 12 months, we may opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be the ASPEN trial, expenses related to our commercialization efforts and our ARISE and ENCORE clinical trials for ARIKAYCE, and other development activities for brensocatib, and to a lesser extent, expenses related to the clinical development of TPIP and our early-research programs.
Cash Flows
As of December 31, 2022, we had cash and cash equivalents of $1,074.0 million, as compared with $716.8 million as of December 31, 2021. In addition, as of December 31, 2022, we also had marketable securities of $74.2 million. The $357.3 million increase in cash and cash equivalents was primarily due to our Term Loan, Royalty Financing, and underwritten public offering of our common stock in October 2022, partially offset due to cash used in operating activities and the purchase of marketable securities. Our working capital was $1,083.1 million as of December 31, 2022 as compared with $701.9 million as of December 31, 2021.
Net cash used in operating activities was $400.4 million and $363.3 million for the years ended December 31, 2022 and 2021, respectively. The net cash used in operating activities during the years ended December 31, 2022 and 2021 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The increase in cash used in operating activities for the year ended December 31, 2022 compared to 2021 was primarily due to the increase in R&D expenses to support our ongoing clinical trials and other research activities.
Net cash used in investing activities was $34.6 million and $64.3 million for the years ended December 31, 2022 and 2021, respectively. The net cash used in investing activities during the years ended December 31, 2022 and 2021 was for purchases of marketable securities and purchases of fixed assets. In 2022, the cash used in investing activities was partially offset by the maturity of certain marketable securities.

Net cash provided by financing activities was $793.3 million and $612.5 million for the years ended December 31, 2022 and 2021, respectively. Net cash provided by financing activities for the year ended December 31, 2022 was primarily due to net cash proceeds from our Term Loan, Royalty Financing Agreement, and the issuance of our common stock in October 2022. Net cash provided by financing activities for the year ended December 31, 2021 was primarily from the issuance and extinguishment of debt, as well as net proceeds from the issuance of common stock.
Contractual Obligations
In October 2022, we entered into financings resulting in aggregate gross proceeds of $500 million. We entered into the $350 million senior secured Term Loan with funds managed by Pharmakon, which matures on October 19, 2027. The Term Loan bears interest at a rate based upon SOFR, subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. We also entered into a $150 million Royalty Financing Agreement with OrbiMed. Under the Royalty Financing Agreement, OrbiMed will be entitled to receive royalties of 4% on ARIKAYCE global net sales until September 1, 2025, and royalties of 4.5% on ARIKAYCE global net sales on or after September 1, 2025, as well as royalties of 0.75% on brensocatib global net sales, if approved. The total royalty payable to OrbiMed is capped at 1.8x of the $150 million purchase price or up to a maximum of 1.9x of the $150 million purchase price under certain conditions. For more information, see Note 8 - Debt and Note 9 - Royalty Financing Agreement in our notes to the consolidated financial statements.
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
In April 2020, we entered into a master services agreement with PPD pursuant to which we retained PPD to perform clinical development services in connection with certain of our clinical research programs. The master services agreement has an initial term of five years. Either party may terminate (i) any project addendum under the master services agreement for any reason and without cause upon 30 days’ written notice, (ii) any project addendum in the event of the other party’s breach of the master services agreement or such project addendum upon 30 days’ written notice, provided that such breach is not cured within such 30-day period, (iii) the master services agreement or any project addendum immediately upon the occurrence of an insolvency event with respect to the other party or (iv) any project addendum upon 30 days’ written notice if (a) the continuation of the services under such project addendum would post material ethical or safety risks to study participants, (b) any approval from a regulatory authority necessary to perform the applicable study is revoked, suspended or expires without renewal or (c) in the reasonable opinion of such party, continuation of the services provided under such project addendum would be in violation of applicable law. We have entered into project addenda with PPD to perform clinical development services over several years for, but not limited to, our ARISE, ENCORE, ASPEN studies and other brensocatib and TPIP studies. We currently expect to incur approximately $370 million of costs related to these project addenda.
In September 2018, we entered into an agreement (the Lease) with Exeter 700 Route 202/206, LLC to lease 117,022 square feet of office space located in Bridgewater, New Jersey for our corporate headquarters. Subject to certain conditions, we have the one-time option to expand the leased premises by up to 50,000 rentable square feet, exercisable prior to the fifth anniversary of the Commencement Date, which was October 1, 2019. The initial Lease term runs 130 months from the Commencement Date and we have the option to extend that term for up to three additional five-year periods. In addition, we are responsible for operating expenses and taxes pursuant to the Lease. Future minimum payments under the Lease during the initial Lease term are approximately $19.6 million. The Lease contains customary default provisions, including those relating to payment defaults, performance defaults and events of bankruptcy.
In October 2017, we entered into certain agreements with Patheon related to the increase of our long-term production capacity for ARIKAYCE. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. Our manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon have given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The aggregate investment to increase our long-term production capacity, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $99 million.
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
In 2004 and 2009, we entered into research funding agreements with CFFT whereby we received $1.7 million and $2.2 million in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the agreements, as amended, we owe milestone payments to CFFT of $13.4 million in the aggregate payable through 2025, of which $4.9 million has been paid as of December 31, 2022. Furthermore, if certain global sales milestones are met within five years of the commercialization of ARIKAYCE, we would owe up to an additional $3.9 million. Through December 31, 2022, we have paid $1.7 million of these additional global sales milestone payments.

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
•The timing and costs of supporting the commercial launch activities of brensocatib;
•The cost of eventually supporting the commercial launches of TPIP and our other product candidates;
•The cost of filing, prosecuting, defending, and enforcing patent claims;
•The costs of our manufacturing-related activities;
•The cost of hiring more personnel to support our ongoing development and commercialization efforts; and
•The levels, timing and collection of revenue earned from sales of ARIKAYCE and other products approved in the future, if any.
We have raised $1.8 billion in net proceeds from securities offerings since 2020. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. However, our business strategy may require us to raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise.
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
Rebates: We contract with certain government agencies and managed care organizations, or collectively, third-party payors, so that ARIKAYCE will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. We estimate the rebates we will provide to third-party payors and deduct these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The current liability is included in accrued liabilities on the consolidated balance sheets. We estimate the rebates that will be provided to third-party payors based upon (i) our contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payor mix, and (iv) information obtained from our specialty pharmacies.
If any, or all, of our actual experience vary from the estimates above, we may need to adjust prior period accruals, affecting revenue in the period of adjustment.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2022, our cash and cash equivalents were in cash accounts or were invested in money market funds. Our investments in money market funds are not insured by the federal government. As of December 31, 2022, our marketable securities were invested in US treasury notes with an original maturity of greater than 90 days.
As of December 31, 2022, we had $225 million and $575 million of 2025 Convertible Notes and 2028 Convertible Notes outstanding, respectively. Our 2025 Convertible Notes and our 2028 Convertible Notes bear interest at a coupon rate of 1.75% and 0.75%, respectively. In addition, as of December 31, 2022, we had our $350 million term loan and a $150.0 million Royalty Financing Agreement outstanding. The Term Loan accrues interest quarterly at the SOFR plus a margin of 7.75% per annum. We entered into the Swap Contract as a hedge to the Term Loan variable interest rate. The Royalty Financing Agreement pays interest at 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% thereafter as well as 0.75% of brensocatib global net sales, if approved. If a 10% change in interest rates had occurred on December 31, 2022, it would not have had a material effect on the fair value of our debt as of that date, nor would it have a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the years ended December 31, 2022, 2021 and 2020, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
In connection with the implementation of our new global ERP system, which went live in the third quarter of 2022, there were material changes to our internal control over financial reporting. Our new ERP system replaced our legacy system in which a significant portion of our business transactions originate, are processed and recorded. We believe our new ERP system will facilitate better transactional processing, enhanced reporting and oversight, and function as an important component of our transactional and reporting controls and procedures. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report on Internal Control over Financial Reporting
Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on our internal control over financial reporting. The report of Ernst & Young LLP is contained in Item 15 of Part IV of this Annual Report on Form 10-K.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Election of Class II Directors, Corporate Governance and Delinquent Section 16(a) Reports in our definitive proxy statement for our 2023 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Compensation Discussion and Analysis, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation and Director Compensation in our definitive proxy statement for our 2023 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Compensation Discussion and Analysis, Security Ownership of Certain Beneficial Owners and Directors and Management in our definitive proxy statement for our 2023 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Corporate Governance and Certain Relationships and Related Transactions in our definitive proxy statement for our 2023 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference from the discussion responsive thereto under the caption Corporate Governance and Ratification of the Appointment of Independent Registered Public Accounting Firm in our definitive proxy statement for our 2023 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.
1.     FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page 84:
(i) Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
(ii) Consolidated Balance Sheets as of December 31, 2022 and 2021
(iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2022, 2021 and 2020
(iv) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2022, 2021 and 2020
(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
(vi) Notes to Consolidated Financial Statements
2.    FINANCIAL STATEMENT SCHEDULES.
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

10.4.2**
Amendment to Form of Award Agreement for Restricted Stock Units pursuant to the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.4.2 to Insmed Incorporated's Annual Report on Form 10-K filed on February 17, 2022).

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

10.5.4**	Form of Award Agreement for Restricted Stock Units to non-US employees pursuant to the Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Exhibit 10.5.4 to Insmed Incorporated's Annual Report on Form 10-K filed on February 17, 2022).

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

10.5.8**
Form of Award Agreement for Performance-Based Restricted Stock Units pursuant to the Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Exhibit 10.5.8 to Insmed Incorporated's Annual Report on Form 10-K filed on February 17, 2022).

10.5.9**	Form of Award Agreement for Performance-Based Restricted Stock Units to non-US employees pursuant to the Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Exhibit 10.5.9 to Insmed Incorporated's Annual Report on Form 10-K filed on February 17, 2022).

10.6**
Omnibus Amendment to Insmed Incorporated Incentive Plans, dated December 10, 2020 (incorporated by reference from Exhibit 10.6 of Insmed Incorporated’s Annual Report on Form 10-K filed on February 25, 2021).

10.7**	Amendment No. 2 to Insmed Incorporated 2019 Incentive Plan (incorporated by reference from Appendix A to Insmed Incorporated’s Proxy Statement on Schedule 14A filed April 1, 2021).

10.8**	Insmed Incorporated Senior Executive Bonus Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on November 5, 2013).

10.9**	Form of Non-Qualified Stock Option Inducement Award Agreement (incorporated by reference from Exhibit 10.6 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.10**	Form of Indemnification Agreement entered into with each of the Company's directors and officers (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on January 16, 2014).

10.11**	Employment Agreement, effective as of September 10, 2012, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on September 11, 2012).

10.11.1**	Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.5 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 1, 2019).

10.12**	Amended and Restated Employment Agreement, effective as of April 1, 2022, between Insmed Incorporated and S. Nicole Schaeffer (incorporated by reference from Exhibit 10.4 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on May 5, 2022).

10.13**	Amended and Restated Employment Agreement, effective as of April 1, 2022, between Insmed Incorporated and Roger Adsett (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed May 5, 2022).

10.13.1**	Side Letter to Amended and Restated Employment Agreement, effective as of August 8, 2022, between Insmed Incorporated and Roger Adsett (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed October 27, 2022).

10.14**	Amended and Restated Employment Agreement, effective as of April 1, 2022, between Insmed Incorporated and Sara Bonstein (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Annual Report on Form 10-Q filed May 5, 2022).

10.15**	Amended and Restated Employment Agreement, effective as of April 1, 2022, by and between Insmed Incorporated and Martina Flammer, M.D. (incorporated by reference from Exhibit 10.3 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 5, 2022).

10.16**
Amended and Restated Employment Agreement, effective as of April 1, 2022, by and between Insmed Incorporated and Michael Smith (incorporated by reference from Exhibit 10.5 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 5, 2022).

10.17**
Employment Agreement, effective as of May 23, 2022, by and between Insmed Incorporated and J. Drayton Wise (incorporated by reference from Exhibit 10.1 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 4, 2022).

10.18*	License Agreement, dated April 25, 2008, between Transave, Inc. and PARI Pharma GmbH, and Amendments No. 1-4 thereto (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.18.1*	Amendment No. 5 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of October 5, 2015 (incorporated by reference from Exhibit 10.14.1 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.18.2*	Amendment No. 6 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of October 9, 2015 (incorporated by reference from Exhibit 10.14.2 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.18.3*	Amendment No. 7 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 21, 2017 (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on November 2, 2017).

10.18.4*	Amendment No. 8 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of December 19, 2018 (incorporated by reference from Exhibit 10.15.4 to Insmed Incorporated’s Annual Report on Form 10-K filed on February 22, 2019).

10.19*	Contract Manufacturing Agreement, dated February 7, 2014, between Insmed Incorporated and Resilience Biotechnologies Inc. (successor to Therapure Biopharma Inc.) (incorporated by reference from Exhibit 10.2.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.19.1*	Amending Agreement, dated March 13, 2014, between Insmed Incorporated and Resilience Biotechnologies Inc. (successor to Therapure Biopharma Inc.) (incorporated by reference from Exhibit 10.2.2 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.20*	Commercialization Agreement dated July 8, 2014 between Insmed Incorporated and PARI Pharma GmbH (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on November 6, 2014).

10.20.1*	Amendment No. 1 to Commercialization Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 21, 2017 (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on November 2, 2017).

10.21*	Manufacturing and Supply Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (incorporated by reference from Exhibit 10.39 to Insmed Incorporated's Annual Report on Form 10-K filed February 23, 2018).

10.22*	Technology Transfer Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (incorporated by reference from Exhibit 10.40 to Insmed Incorporated's Annual Report on Form 10-K filed February 23, 2018).

10.22.1*	Amendment to the Technology Transfer Agreement and to the Manufacturing and Supply Agreement, by and between Insmed Incorporated and Patheon UK Limited, dated as of March 11, 2021 (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 6, 2021).

10.23*	License Agreement, dated October 4, 2016, between Insmed Incorporated and AstraZeneca AB (incorporated by reference from Exhibit 10.29 to Insmed Incorporated’s Annual Report on Form 10-K filed February 23, 2017).

10.24	Lease Agreement, dated September 11, 2018, by and between Insmed Incorporated and Exeter 700 Route 202/206, LLC (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on September 17, 2018).

10.25	Sales Agreement, dated as of February 25, 2021, by and between Insmed Incorporated and SVB Leerink LLC (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on February 25, 2021).

10.26*	Revenue Interest Purchase Agreement, dated October 19, 2022, between Insmed Incorporated and OrbiMed Royalty & Credit Opportunities III, LP (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on October 27, 2022).

10.27*	Loan Agreement, dated October 19, 2022, between Insmed Incorporated, BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on October 27, 2022).

21.1	Subsidiaries of Insmed Incorporated (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (filed herewith).

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (filed herewith).

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003 (filed herewith).

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003 (filed herewith).

101	The following materials from Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020, and (v) Notes to the Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL and contained in Exhibit 101.

*	Certain portions of this exhibit have been redacted.

**	Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2023.

INSMED INCORPORATED a Virginia corporation (Registrant)
By:	/s/ WILLIAM H. LEWIS
William H. Lewis Chair and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2023.

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
Melvin Sharoky, M.D.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Insmed Incorporated (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.
Adoption of ASU No. 2020-06
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for convertible notes in 2022 due to the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt— (Subtopic 470-20 & 815-40), and the related amendments.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

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
February 23, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated
Opinion on Internal Control Over Financial Reporting
We have audited Insmed Incorporated’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Insmed Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Iselin, New Jersey
February 23, 2023

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,074,036	$716,782
Marketable securities	74,244	—
Accounts receivable	29,713	24,351
Inventory	69,922	67,009
Prepaid expenses and other current assets	25,468	28,898
Total current assets	1,273,383	837,040

Marketable securities, non-current	—	50,043
Fixed assets, net	56,491	52,955
Finance lease right-of-use assets	23,697	9,256
Operating lease right-of-use assets	21,894	33,305
Intangibles, net	68,756	73,809
Goodwill	136,110	136,110
Other assets	76,104	50,990
Total assets	$1,656,435	$1,243,508

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$182,117	$125,030
Finance lease liabilities	1,217	609
Operating lease liabilities	6,909	9,527
Total current liabilities	190,243	135,166

Debt, long-term	1,125,250	566,588
Royalty financing agreement	148,015	—
Contingent consideration	51,100	75,668
Finance lease liabilities, long-term	29,636	14,103
Operating lease liabilities, long-term	14,853	21,441
Other long-term liabilities	9,387	20,074
Total liabilities	1,568,484	833,040

Shareholders' equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 135,653,731 and 118,738,266 issued and outstanding shares at December 31, 2022 and December 31, 2021, respectively	1,357	1,187
Additional paid-in capital	2,782,416	2,673,556
Accumulated deficit	(2,696,578)	(2,265,243)
Accumulated other comprehensive income	756	968
Total shareholders' equity	87,951	410,468
Total liabilities and shareholders' equity	$1,656,435	$1,243,508
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss
(in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Product revenues, net	$245,358	$188,461	$164,413

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	55,126	44,152	39,872
Research and development	397,518	272,744	181,157
Selling, general and administrative	265,784	234,273	203,613
Amortization of intangible assets	5,053	5,052	5,003
Change in fair value of deferred and contingent consideration liabilities	(20,802)	7,334	—
Total operating expenses	702,679	563,555	429,645

Operating loss	(457,321)	(375,094)	(265,232)

Investment income	11,081	174	1,703
Interest expense	(26,446)	(40,473)	(29,564)
Change in fair value of interest rate swap	(1,526)	—	—
Loss on extinguishment of debt	—	(17,689)	—
Other (expense) income, net	(5,939)	(3,330)	405
Loss before income taxes	(480,151)	(436,412)	(292,688)

Provision (benefit) for income taxes	1,383	(1,758)	1,402

Net loss	$(481,534)	$(434,654)	$(294,090)

Basic and diluted net loss per share	$(3.91)	$(3.88)	$(3.01)

Weighted average basic and diluted common shares outstanding	123,035	112,111	97,605

Net loss	$(481,534)	$(434,654)	$(294,090)

Other comprehensive income (loss):
Foreign currency translation and other gains	303	775	203
Unrealized loss on marketable securities	(515)	—	—
Total comprehensive loss	$(481,746)	$(433,879)	$(293,887)
See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2019	89,682	$897	$1,797,286	$(1,536,499)	$(10)	$261,674
Comprehensive loss:
Net loss				(294,090)		(294,090)
Other comprehensive income					203	203
Exercise of stock options and ESPP shares issuance	1,795	18	26,054			26,072
Net proceeds from issuance of common stock	11,155	112	245,754			245,866
Issuance of common stock for vesting of RSUs	131	1				1
Stock-based compensation expense			36,158			36,158
Balance at December 31, 2020	102,763	$1,028	$2,105,252	$(1,830,589)	$193	$275,884
Comprehensive loss:
Net loss				(434,654)		(434,654)
Other comprehensive income					775	775
Exercise of stock options and ESPP shares issuance	1,359	13	22,022			22,035
Net proceeds from issuance of common stock	11,500	115	269,771			269,886
Equity component of convertible debt issuance			196,358			196,358
Equity component of convertible debt redemption			(37,846)			(37,846)
Issuance of common stock for vesting of RSUs	217	2				2
Issuance of common stock for business acquisition	2,899	29	71,978			72,007
Stock-based compensation expense			46,021			46,021
Balance at December 31, 2021	118,738	$1,187	$2,673,556	$(2,265,243)	$968	$410,468
Cumulative impact of ASU 2020-06 adoption			(264,609)	50,199		(214,410)
Comprehensive loss:
Net loss				(481,534)		(481,534)
Other comprehensive loss					(212)	(212)
Exercise of stock options and ESPP shares issuance	1,328	14	19,486			19,500
Net proceeds from issuance of common stock	15,040	150	292,003			292,153
Issuance of common stock for vesting of RSUs	377	4				4
Deferred payment for Business Acquisition	171	2	4,294			4,296
Stock-based compensation expense			57,686			57,686
Balance at December 31, 2022	135,654	$1,357	$2,782,416	$(2,696,578)	$756	$87,951
 See accompanying notes to audited consolidated financial statement

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities
Net loss	(481,534)	$(434,654)	$(294,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,278	9,130	9,147
Amortization of intangible assets	5,053	5,052	5,003
Stock-based compensation expense	57,686	46,021	36,158
Loss on extinguishment of debt	—	17,689	—
Amortization of debt issuance costs	3,991	1,890	1,397
Accretion of debt discount	—	29,149	18,981
Paid-in-kind interest capitalized	4,165	—	—
Royalty Financing non-cash interest expense	3,687	—	—
Finance lease amortization expense	1,960	1,078	1,078
Noncash operating lease expense	11,976	12,589	5,932
Change in fair value of deferred and contingent consideration liabilities	(20,802)	7,334	—
Change in fair value of interest rate swap	1,526	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,423)	(8,118)	2,670
Inventory	(1,714)	(17,456)	(21,180)
Prepaid expenses and other current assets	2,528	(5,549)	(3,114)
Other assets	(25,243)	(24,435)	(6,261)
Accounts payable and accrued liabilities	50,011	(7,575)	29,825
Other liabilities	(12,584)	4,553	(4,894)
Net cash used in operating activities	(400,439)	(363,302)	(219,348)
Investing activities
Purchase of fixed assets	(9,878)	(7,289)	(6,240)
Purchase of marketable securities	(99,706)	(50,292)	—
Maturities of marketable securities	75,000	—	—
Cash paid for Business Acquisition, net	—	(6,704)	—
PARI milestone upon regulatory approvals	—	—	(582)
Net cash used in investing activities	(34,584)	(64,285)	(6,822)
Financing activities
Proceeds from exercise of stock options and ESPP	19,504	22,037	26,073
Proceeds from issuance of common stock, net	292,153	269,886	245,866
Payment on extinguishment of 1.75% convertible senior notes due 2025	—	(12,578)	—
Payment of principal of 1.75% convertible senior notes due 2025	—	(225,000)	—
Proceeds from issuance of 0.75% convertible senior notes due 2028	—	575,000	—
Proceeds from issuance of Term Loan	350,000	—	—
Proceeds from issuance Royalty Financing Agreement	150,000	—	—
Payment of debt issuance costs	(17,783)	(15,718)	—
Other financing activities	(601)	(1,081)	(936)
Net cash provided by financing activities	793,273	612,546	271,003

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

Effect of exchange rates on cash and cash equivalents	(996)	(933)	494
Net increase in cash and cash equivalents	357,254	184,026	45,327
Cash and cash equivalents at beginning of period	716,782	532,756	487,429
Cash and cash equivalents at end of period	$1,074,036	$716,782	$532,756
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,157	$10,890	$9,186
Cash paid for income taxes	$1,717	$1,558	$814
 See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Basis of Presentation
Description of Business—Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE, is approved in the US as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the EC approved ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. In March 2021, Japan's MHLW approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's clinical-stage pipeline includes brensocatib, TPIP and early-stage research programs. Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which the Company is developing for the treatment of patients with bronchiectasis, CF and other neutrophil-mediated diseases, including CRS. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PH-ILD and PAH. The Company is also advancing its early-stage research programs encompassing a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, and protein manufacturing.
The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Bridgewater, New Jersey. The Company has legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the UK, and Japan.
The Company had $1,074.0 million in cash and cash equivalents and $74.2 million of marketable securities as of December 31, 2022 and reported a net loss of $481.5 million for the year ended December 31, 2022. The Company has funded its operations through public offerings of equity securities, debt financings and revenue interest financings. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding R&D activities for ARIKAYCE, brensocatib, TPIP and its other pipeline programs, continuing commercialization and regulatory activities for ARIKAYCE and pre-commercial, regulatory and, if approved, commercialization activities for brensocatib, and funding other general and administrative activities.
The Company expects its future cash requirements to be substantial. While the Company currently has sufficient funds to meet its financial needs for at least the next 12 months, the Company may raise additional capital in the future to fund its operations, its ongoing commercialization and clinical trial activities, and its future product candidates, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. The source, timing and availability of any future financing or other transaction will depend principally upon continued progress in the Company’s commercial, regulatory and development activities. Any future financing will also be contingent upon market conditions. If the Company is unable to obtain sufficient additional funds when required, the Company may be forced to delay, restrict or eliminate all or a portion of its development programs or commercialization efforts.
Risks and Uncertainties—There are many uncertainties regarding the novel coronavirus (COVID-19) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations for the year ended December 31, 2022, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.
Basis of Presentation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Celtrix Pharmaceuticals, Inc., Insmed Holdings Limited, Insmed Gene Therapy LLC, Insmed Ireland Limited, Insmed France SAS, Insmed Germany GmbH, Insmed Limited, Insmed Netherlands Holdings B.V., Insmed Netherlands B.V., Insmed Godo Kaisha, Insmed Switzerland GmbH, and Insmed Italy S.R.L.. All intercompany transactions and balances have been eliminated in consolidation and certain prior year amounts have been reclassified to conform to the current year presentation.

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
Marketable Securities—Marketable securities consists of available-for-sale investments in US Treasury Notes with an original maturity of greater than 90 days. Marketable securities under this classification are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income. The estimated fair value of available-for-sale marketable securities is determined based on quoted market prices. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets. Management does not expect the Company's available-for-sale securities with a maturity of more than one year to be sold or redeemed within the next year and therefore has classified the marketable securities as long-term assets in the consolidated balance sheet as of December 31, 2021.
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
Finite-lived Intangible Assets—Finite-lived intangible assets are measured at their respective fair values on the date they were recorded. The fair values assigned to the Company's intangible assets are based on reasonable estimates and assumptions given available facts and circumstances.
Impairment Assessment—The Company reviews the recoverability of its finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, the Company measures the amount of the impairment by comparing the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed at December 31, 2022.
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
Indefinite-lived Intangible Assets—Indefinite-lived intangible assets consist of IPR&D. IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise they are expensed. The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance. The Company performed a qualitative annual test for its indefinite-lived intangible assets as of October 1, 2022. During the year ended December 31, 2022, the Company concluded that no impairment exists.
Goodwill—Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As of October 1, 2022, the Company's single reporting unit for purposes of its goodwill impairment test had a negative carrying value and the Company performed a qualitative impairment test for goodwill. During the year ended December 31, 2022, the Company concluded that no impairment exists. The Company reassesses its reporting units as part of its annual segment review. As of December 31, 2022, the Company concluded that it continues to operate as one reporting unit.

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
Debt Issuance Costs—Debt issuance costs are amortized to interest expense using the effective interest rate method over the term of the debt. Unamortized debt issuance costs paid to the lender and third parties are reflected as a discount to the debt in the consolidated balance sheets. Unamortized debt issuance costs associated with extinguished debt are expensed in the period of the extinguishment.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of December 31, 2022
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,074.0	$1,074.0	$—	$—
Marketable securities	$74.2	$74.2	$—	$—
Collateral for interest rate swap	$5.0	$5.0	$—	$—
Liabilities
Interest rate swap	$1.5	$—	$1.5	$—
Deferred consideration	$7.4	$—	$7.4	$—
Contingent consideration	$58.1	$—	$—	$58.1

	As of December 31, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$716.8	$716.8	$—	$—
Marketable securities	$50.0	$50.0	$—	$—
Liabilities
Deferred consideration	$14.9	$—	$14.9	$—
Contingent consideration	$75.7	$—	$—	$75.7
During the year ended December 31, 2022, the Company purchased $99.7 million of marketable securities consisting of US Treasury Notes. Additionally, during the year ended December 31, 2022, a new Level 1 asset, collateral for interest rate swap, and liability, interest rate swap, was added in connection with the Company's Term Loan. The Company entered into the interest rate swap to hedge its variable interest rate in an exchange for a fixed interest rate. The collateral for interest rate swap and the interest rate swap are recorded in other assets and accounts payable and accrued liabilities, respectively, in the consolidated balance sheet as of December 31, 2022. The collateral for interest rate swap is cash, a Level 1 asset. The interest rate swap is a Level 2 liability as it uses observable inputs other than quoted market prices in an active market. There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2022 and 2021.
As of December 31, 2022, the Company held $74.2 million of available-for-sale securities, net of an unrealized loss of $0.5 million recorded in accumulated other comprehensive income. As of December 31, 2021, the Company held $50.0 million of available-for-sale securities, net of an unrealized loss of $0.2 million that were in an unrealized gain or loss position.
The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) failure of the issuer to make scheduled interest or principal payments; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the year ended December 31, 2022.
Deferred Consideration
The deferred consideration arose from the Business Acquisition in August 2021 (see Note 16). The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date, subject to certain reductions. During August 2022, the Company fulfilled the payment due on the first anniversary of the closing date by issuing shares 171,427 of the Company's common stock, after

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
certain reductions. A valuation of the deferred consideration is performed quarterly with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. As the deferred consideration is settled in shares, there is no discount rate applied in the fair value calculation.
The deferred consideration has been classified as a Level 2 recurring liability as its valuation utilizes an input, the Insmed share price, which is a directly observable input at the measurement date and for the duration of the liabilities' anticipated lives. Deferred consideration expected to be settled within twelve months or less is classified as a current liability and are included in accrued liabilities. As of December 31, 2022, the fair value of deferred consideration included in accrued liabilities was $3.7 million. Deferred consideration expected to be settled in more than twelve months are classified as a non-current liability and are included in other long-term liabilities. As of December 31, 2022, the fair value of deferred consideration included in other long-term liabilities was $3.7 million.
The following observable input was used in the valuation of the deferred consideration as of December 31, 2022 and 2021:

	Fair Value as of December 31, 2022 (in millions)	Observable Input	Input Value
Deferred consideration	$7.4	Insmed share price on December 31, 2022	$19.98

	Fair Value as of December 31, 2021 (in millions)	Observable Input	Input Value
Deferred consideration	$14.9	Insmed share price on December 31, 2021	$27.24
Contingent Consideration Liabilities
The contingent consideration liabilities arose from the Business Acquisition in August 2021 (see Note 16). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher milestone and net sales milestones. Upon the achievement of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 5,348,572 shares in the aggregate and AlgaeneX equityholders up to 368,867 shares in the aggregate. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. At December 31, 2022, the weighted average probability of success was 42%. The development and regulatory milestones will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation.
If the Company were to receive a priority review voucher, the Company is obligated to pay to the Motus equityholders a portion of the value of the priority review voucher, subject to certain reductions. The potential payout will be either 50% of the after-tax net proceeds received by the Company from a sale of the priority review voucher or 50% of the average of the sales prices for the last three publicly disclosed priority review voucher sales, less certain adjustments. The fair value of the priority review voucher milestone is estimated utilizing a probability-adjusted discounted cash flow approach. This obligation will be settled in cash.
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of December 31, 2022, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.
The contingent consideration liabilities have been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the inputs to the valuation approach, the estimated fair value could be significantly different than the fair value the Company determined. Contingent consideration liabilities expected to be settled within twelve months are classified as a current liability withing accounts payable and accrued liabilities in the consolidated balance sheet. Contingent consideration liabilities expected to be settled in more than twelve months are classified as a non-current liability in the consolidated balance sheet. A valuation of the contingent consideration liabilities is performed quarterly with gains and losses included within change in fair value of contingent consideration liabilities in the consolidated statements of comprehensive loss.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
The following significant unobservable inputs were used in the valuation of the contingent consideration liabilities as of December 31, 2022 and 2021(in millions):

Contingent Consideration Liabilities	Fair Value as of December 31, 2022	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$48.1	Probability-adjusted	Probabilities of success	14% - 95%
Priority review voucher milestone	$6.8	Probability-adjusted discounted cash flow	Probability of success	16.4%
			Discount rate	8.5%

Contingent Consideration Liabilities	Fair Value as of December 31, 2021	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$65.5	Probability-adjusted	Probabilities of success	14% - 95%
Priority review voucher milestone	$5.3	Probability-adjusted discounted cash flow	Probability of success	13.5%
			Discount rate	6.7%
A rollforward of the Company's valuations deferred and contingent consideration liabilities for the years ended December 31, 2022 and 2021 follows (in thousands):

	Deferred Consideration (level 2 liabilities)	Contingent Consideration (level 3 liabilities)
Balance as of December 31, 2020	$—	$—
Additions	13,700	69,706
Change in Fair Value	1,372	5,962
Payments	(141)	—
Balance as of December 31, 2021	14,931	75,668
Additions	—	—
Change in Fair Value	(3,234)	(17,568)
Payments	(4,297)	—
Balance as of December 31, 2022	$7,400	$58,100
The change in fair value of deferred and contingent consideration liabilities are due to changes in factors such as the probability of achieving milestones, our stock price, or certain other estimated assumptions.
Convertible Notes
The estimated fair value of the liability component of the Company's 0.75% convertible senior notes due 2028 (the 2028 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of December 31, 2022 was $475.0 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the 2028 Convertible Notes. The $562.7 million carrying value of the 2028 Convertible Notes as of December 31, 2022 excludes the $12.3 million of unamortized issuance costs.
The estimated fair value of the liability component of the Company's 1.75% convertible senior notes due 2025 (the 2025 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of December 31, 2022 was $209.6 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the 2025 Convertible Notes. The $222.9 million carrying value of the 2025 Convertible Notes as of December 31, 2022 excludes the $2.1 million of unamortized issuance costs.
Synthetic Royalty Financing Agreement

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
In October 2022, the Company entered into the Royalty Financing Agreement with OrbiMed. Under the Royalty Financing Agreement, OrbiMed paid the Company $150 million in exchange for the right to receive, on a quarterly basis, royalties in an amount equal to 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% of ARIKAYCE global net sales on or after September 1, 2025, as well as 0.75% of brensocatib global net sales, if approved. In the event that OrbiMed has not received aggregate Revenue Interest Payments of at least $150 million on or prior to March 31, 2028, the Company must make a one-time payment to OrbiMed for the difference between the $150 million and the aggregated Revenue Interest Payments that have been paid. In addition, the royalty rate for ARIKAYCE will be increased beginning March 31, 2028 to the rate which would have resulted in aggregate Revenue Interest Payments as of March 31, 2028 equaling $150 million. The total Revenue Interest Payments payable by us to OrbiMed are capped at 1.8x of the purchase price or up to a maximum of 1.9x of the purchase price under certain conditions. Net proceeds from the Royalty Financing Agreement, after deducting the lenders fees and deal expenses of $3.6 million, were $146.4 million.
The fair value of the Royalty Financing Agreement at the time of the transaction was based on the Company’s estimates of future royalties expected to be paid to OrbiMed over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. This liability is being amortized using the effective interest method over the life of the arrangement, in accordance ASC 470, Debt and ASC 835, Interest. The Company will utilize the prospective method to account for subsequent changes in the estimated future payments to be made to OrbiMed and will update the effective interest rate on a quarterly basis. For more information, see Note - 9 Royalty Financing Agreement.
Financial Instruments
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
The Company realizes foreign currency transaction gains and losses in the normal course of business based on movements in the applicable exchange rates. These gains and losses are included as a component of other (expense) income, net.
Derivatives—In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company may enter into derivative instruments, including interest rate swaps and caps, to manage or hedge interest rate risk. Derivative instruments are recorded at fair value on the balance sheet date. The Company has not elected hedge accounting treatment for the changes in the fair value of derivatives. Changes in the fair value of derivatives are recorded each period and are included in change in fair value of interest rate swap in the consolidated statements of comprehensive loss and consolidated statements of cash flows.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
Company's three largest customers as of the year ended December 31, 2022.

	Percentage of Total Gross Product Revenue
	2022	2021
Customer A	36%	24%
Customer B	34%	24%
Customer C	20%	7%
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
Revenue Recognition - In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. At contract inception, the Company assesses the goods or services promised within each contract to determine which are performance obligations and to assess whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. For all contracts that fall into the scope of ASC 606, the Company has identified one performance obligation: the sale of ARIKAYCE to its customers. The Company has not incurred or capitalized any incremental costs associated with obtaining contracts with customers.
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
The following table presents a geographic summary of the Company's product revenues, net for the years ended December 31, 2022 and 2021 (in thousands).

	For the Year Ended December 31,
	2022	2021
US	$185,994	$159,510
Japan	56,506	16,006
Europe and rest of world	2,858	12,945
Total product revenues, net	$245,358	$188,461
During the fourth quarter of 2022, the Company agreed with French authorities on the final reimbursement price related to the temporary authorization for use (Autorisation Temporaire d'Utilisation or ATU) program in France. This final pricing resulted in a change in estimate that reduced revenue by approximately $5.8 million in the fourth quarter of 2022, which related to periods prior to 2022. The accrued France ATU reimbursement payable is recorded within accounts payable and accrued liabilities in the consolidated balance sheets (See Note 6).
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
Customer credits: Certain of the Company's customers are offered various forms of consideration, including prompt payment discounts. The payment terms for sales to specialty pharmacies and specialty distributors for prompt payment discounts are based on contractual rates agreed with the respective specialty pharmacies and distributors. The Company anticipates that its customers will earn these discounts and, therefore, deducts the full amount of these discounts from total gross product revenues at the time such revenues are recognized.
Rebates: The Company contracts with certain government agencies and managed care organizations, or collectively, third-party payors, so that ARIKAYCE will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The current liability is included in accounts payable and accrued liabilities on the consolidated balance sheets. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company's contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payor mix, and (iv) information obtained from the Company's specialty pharmacies.
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
The following table provides a summary roll-forward of the Company's sales allowances and related accruals for the years ended December 31, 2022 and 2021, which have been deducted in arriving at product revenues, net (in thousands).

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)

	Customer Credits, Fees and Discounts	Rebates, Chargebacks and Co-pay Assistance	Total
Balance as of December 31, 2021	$3,122	$5,276	$8,398
Allowances for current period sales	13,125	23,737	36,862
Allowances for prior period sales	5,787	(471)	5,316
Payments and credits	(7,802)	(22,978)	(30,780)
Balance as of December 31, 2022	$14,232	$5,564	$19,796

Balance as of December 31, 2020	$453	$4,518	$4,971
Allowances for current period sales	6,788	21,347	28,135
Allowances for prior period sales	—	(476)	(476)
Payments and credits	(4,119)	(20,113)	(24,232)
Balance as of December 31, 2021	$3,122	$5,276	$8,398
The Company also recognizes revenue related to various early access programs (EAPs) in Europe, predominantly in France. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations. The allowance for prior period sales of customer credits, fees and discounts in the year ended December 31, 2022 is related to the change in estimate for the final France ATU pricing.
Inventory and Cost of Product Revenues (excluding amortization of intangible assets)—Inventory is stated at the lower of cost and net realizable value. The Company began capitalizing inventory costs following (FDA approval of ARIKAYCE in September 2018. Inventory is sold on a first-in, first-out (FIFO) basis. The Company periodically reviews inventory for expiry and obsolescence and, if necessary, writes down accordingly. If quality specifications are not met during the manufacturing process, such inventory is written off to cost of product revenues (excluding amortization of intangible assets) in the period identified.
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
Research and Development—R&D expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in the Company's research and development functions, including medical affairs. R&D expense also includes other internal operating expenses, the cost of manufacturing a product candidate, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as brensocatib. The Company's expenses related to manufacturing its product candidates and medical devices for clinical study are primarily related to activities at CMOs that manufacture its clinical product supply of ARIKAYCE, brensocatib, TPIP and early-stage research. The Company's expenses related to clinical trials are primarily related to activities at CROs that conduct and manage clinical trials on the Company's behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.
Stock-based Compensation—The Company recognizes stock-based compensation expense for awards of equity instruments to employees and directors based on the grant-date fair value of those awards. The grant-date fair value of the

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award. The Company may also grant performance-based stock options and performance stock units (PSUs) to employees from time to time. The grant-date fair value of performance-based stock options is recognized as compensation expense over the implicit service period using the accelerated attribution method once it is probable that the performance condition will be achieved. The grant-date fair value of performance stock units is recognized on the date the performance conditions become probable, with an initial recording of the cumulative expense that would have been recognized if the PSU expense had been recognized on a straight-line basis since the date of grant. The remaining unamortized fair value of the awards will then be expensed prospectively on a straight-line basis over the remaining service period. Stock-based compensation expense is included in both R&D and SG&A expenses in the consolidated statements of comprehensive loss.
Investment Income and Interest Expense—Investment income consists of interest income earned on the Company's cash and cash equivalents and marketable securities. Interest expense consists primarily of interest costs related to the Company's debt, including non-cash interest expense related to the Company's Royalty Financing Agreement (See Note 9).
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
Net Loss Per Share—Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and other dilutive securities outstanding during the period. Potentially dilutive securities from stock options, restricted stock (RS), restricted stock units (RSUs), PSUs and convertible debt securities would be anti-dilutive as the Company incurred a net loss. Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options and from the assumed conversion of the Company's convertible notes are determined based on the treasury stock method.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.        Summary of Significant Accounting Policies (Continued)
The following table sets forth the reconciliation of the weighted average number of shares used to compute basic and diluted net loss per share for the years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
Numerator:
Net loss	$(481,534)	$(434,654)	$(294,090)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	123,035	112,111	97,605
Effect of dilutive securities:
Common stock options	—	—	—
RS and RSUs	—	—	—
PSUs	—	—	—
Convertible debt securities	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	123,035	112,111	97,605
Net loss per share:
Basic and diluted	$(3.91)	$(3.88)	$(3.01)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of December 31, 2022, 2021 and 2020 as their effect would have been anti-dilutive (in thousands).

	As of December 31,
	2022	2021	2020
Common stock options	17,525	14,089	12,263
Unvested RS and RSUs	1,520	1,020	844
PSUs	671	—	—
Convertible debt securities	23,438	23,438	11,492
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
Recently Adopted Accounting Pronouncements—In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt — Accounting for Convertible Instruments, to reduce the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the number of accounting models for convertible debt instruments is reduced, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Only convertible instruments that meet the definition of a derivative or are issued with substantial premiums will continue to be subject to the separation models. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021. A modified retrospective and a fully retrospective transition method are both permitted. The Company transitioned using the modified retrospective method. The impact of adopting ASU 2020-06 resulted on January 1, 2022 resulted in an opening balance sheet adjustment increasing debt by approximately $221.9 million and issuance costs classified to debt by approximately $6.1 million, decreasing the deferred tax liability by $1.4 million, as well as an increase to retained earnings of approximately $50.2 million, with an offsetting reduction to additional paid-in-capital of $264.6 million, net of tax.
3.    Inventory

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's inventory balance consists of the following (in thousands):

	As of December 31,
	2022	2021
Raw materials	$27,245	$29,541
Work-in-process	22,460	18,528
Finished goods	20,217	18,940
	$69,922	$67,009
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
4.    Intangibles, Net and Goodwill
Intangibles, Net
Finite-lived Intangible Assets
As of December 31, 2022, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D and the milestones paid to PARI for the license to use Lamira for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestones intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of these assets during each of the next five years is estimated to be approximately $5.1 million per year.
Indefinite-lived Intangible Assets
As of December 31, 2022, the Company's indefinite-lived intangible assets consisted of acquired IPR&D from the Business Acquisition (see Note 16). Indefinite-lived intangible assets are not amortized.
A rollforward of the Company's intangible assets for the years ended December 31, 2022 and 2021 follows (in thousands):

	2022
Intangible Asset	January 1,	Additions	Amortization	December 31,
Acquired ARIKAYCE R&D	$42,439	$—	$(4,851)	$37,588
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,770	—	(202)	1,568
	$73,809	$—	$(5,053)	$68,756

	2021
Intangible Asset	January 1,	Additions	Amortization	December 31,
Acquired ARIKAYCE R&D	$47,289	$—	$(4,850)	$42,439
Acquired IPR&D	—	29,600	—	29,600
PARI milestones	1,972	—	(202)	1,770
	$49,261	$29,600	$(5,052)	$73,809
Goodwill
The Company's goodwill balance of $136.1 million as of December 31, 2022 and 2021 resulted from the August 2021 Business Acquisition (see Note 16).

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)	As of December 31,
Asset Description		2022	2021
Lab equipment	7	$16,403	$11,862
Furniture and fixtures	7	6,428	5,799
Computer hardware and software	3 - 5	5,227	7,264
Office equipment	7	89	89
Manufacturing equipment	7	1,203	1,145
Leasehold improvements	2 - 10	37,057	36,073
Construction in progress	—	29,529	27,784
		95,936	90,016
Less accumulated depreciation		(39,445)	(37,061)
		$56,491	$52,955
Depreciation expense was $5.3 million, $9.1 million and $9.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
6.    Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Accounts payable and other accrued operating expenses	$50,461	$35,784
Accrued clinical trial expenses	36,456	19,410
Accrued professional fees	14,403	10,678
Accrued technical operation expenses	3,345	6,187
Accrued compensation	32,040	28,581
Accrued royalty and milestones payable	4,710	6,655
Accrued interest payable	6,340	2,175
Royalty revenue payable	2,149	—
Accrued sales allowances and related costs	6,974	5,556
Accrued France ATU reimbursement payable	12,943	2,719
Deferred and contingent consideration from Business Acquisition	10,700	4,883
Other accrued liabilities	1,596	2,402
	$182,117	$125,030
7.    Leases
The Company's lease portfolio consists primarily of office and laboratory space, manufacturing facilities, research equipment and fleet vehicles. All of the Company's leases are classified as operating leases, except for the Company's leases of its corporate headquarters and a research facility in San Diego, which are classified as finance leases. The terms of the Company's lease agreements that have commenced range from less than one year to ten years, ten months. In its assessment of the term of each such lease, the Company has not included any options to extend or terminate the lease due to the absence of economic incentives in its lease agreements. Leases that qualify for treatment as a short-term lease are expensed as incurred. These short-term leases are not material to the Company's financial position. Furthermore, the Company does not separate lease

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.        Leases (Continued)
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

	As of December 31, 2022		As of December 31, 2021
Finance lease cost:
Amortization of right-of-use assets	$1,960		$1,078
Interest on lease liabilities	1,808		1,300
Total finance lease cost		$3,768		$2,378
Operating lease cost		12,920		12,125
Variable lease cost		11,254		7,043
Total lease cost		$27,942		$21,546

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases		$1,907		$1,300
Operating cash flows for operating leases		$11,450		$14,598
Financing cash flows for finance leases		$601		$1,081
Right-of-use assets obtained in exchange for new finance lease liabilities		$16,741		$—
Right-of-use assets obtained in exchange for new operating lease liabilities		$565		$12,948
Weighted average remaining lease term - finance leases		8.6 years		8.6 years
Weighted average remaining lease term - operating leases		3.2 years		3.8 years
Weighted average discount rate - finance leases		7.9%		8.6%
Weighted average discount rate - operating leases		7.0%		7.0%
The Company records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.        Leases (Continued)
The table below presents the maturity of lease liabilities on an annual basis for the remaining years of the Company's commenced lease agreements (in thousands).

Year Ending December 31,	Finance Lease	Operating Leases
2023	$3,634	$8,242
2024	4,840	7,333
2025	4,967	7,182
2026	5,097	1,217
2027	5,228	176
Thereafter	19,519	135
Total	43,285	24,285
Less: present value discount	12,432	2,523
Present value of lease liabilities	$30,853	$21,762
Balance Sheet Classification at December 31, 2022:
Current lease liabilities	$1,217	$6,909
Long-term lease liabilities	29,636	14,853
Total lease liabilities	$30,853	$21,762
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $40.7 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.
8.    Debt, Long-Term
Debt, long-term consists of the following commitments as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Convertible notes	$785,621	$566,588
Term Loan	339,629	—
Debt, long-term	$1,125,250	$566,588
Secured Senior Term Loan

In October 2022, the Company entered into a $350 million Term Loan with Pharmakon that matures on October 19, 2027. The Term Loan bears interest at a rate based upon the SOFR, subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. Up to 50% of the interest payable during the first 24 months from the closing of the Term Loan may be paid-in-kind at the Company's election. If elected, paid-in-kind interest will be capitalized and added to the principal amount of the Term Loan. The Term Loan, including the paid-in-kind interest, will be repaid in eight equal quarterly payments starting in the 13th quarter following the closing of the Term Loan (i.e., the quarter ending March 31, 2026), except that the repayment start date may be extended at the Company's option for an additional four quarters, so that repayments start in the 17th quarter following the closing of the Term Loan, subject to the achievement of specified ARIKAYCE data thresholds and certain other conditions. Net proceeds from the Term Loan, after deducting the lenders fees and deal expenses of $15.1 million, were $334.9 million.
The following table presents the carrying value of the Company’s Term Loan balance as of December 31, 2022 (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.        Debt, Long-Term (Continued)

As of December 31,
2022
Original Term Loan balance	$350,000
Paid-in-kind interest capitalized	4,165
Term Loan issuance costs, unamortized	(14,536)
Term Loan	$339,629
Convertible Notes
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.        Debt, Long-Term (Continued)
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
Each series of convertible notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in both series of convertible notes are not required to be separately accounted for as a derivative. However, since the convertible notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate each series of convertible notes into liability and equity components. The carrying amount of the liability component of each series of convertible notes as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option for each series of convertible notes was determined by deducting the fair value of the liability component from the gross proceeds of the applicable convertible notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the 2025 Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6% and, accordingly, the residual equity component on the date of issuance was $140.9 million. The fair value of the liability component of the 2028 Convertible Notes on the date of issuance was estimated at $371.6 million using an effective interest rate of 7.1% and, accordingly, the residual equity component on the date of issuance was $203.4 million. The respective discounts were amortized to interest expense over the term of the applicable series of convertible notes through December 31, 2021, prior to the adoption of ASU 2020-06. The 2025 Convertible Notes and the 2028 Convertible Notes have remaining periods of approximately 2.04 years and 5.42 years, respectively. The following table presents the carrying value of the Company’s debt balance as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Face value of outstanding convertible notes	$800,000	$800,000
Debt issuance costs, unamortized	(14,379)	(11,539)
Discount on debt	—	(221,873)
Convertible notes	$785,621	$566,588

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.        Debt, Long-Term (Continued)

As of December 31, 2022, future principal repayments of debt for each of the fiscal years through maturity were as follows (in thousands):

Year Ending December 31:
2023	$—
2024	—
2025	225,000
2026	177,083
2027	177,082
2028 and thereafter	575,000
$1,154,165
     The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place.
Interest expense for the years ended December 31, 2022, 2021, and 2020, is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Convertible debt contractual interest expense	$8,250	$8,134	$7,885
Term Loan contractual interest expense	8,330	—	—
Royalty Financing Agreement non-cash interest expense	3,687	—	—
Amortization of debt issuance costs	3,991	1,890	1,397
Amortization of debt discount	—	29,149	18,981
Swap interest expense	380	—	—
Total debt interest expense	$24,638	$39,173	$28,263
Finance lease interest expense	1,808	1,300	1,301
Total interest expense	$26,446	$40,473	$29,564
In accordance with the Company's transition using the modified retrospective method upon adopting ASU 2020-06 on January 1, 2022, the Company ceased accreting debt discount.

9.    Royalty Financing Agreement
In October 2022, the Company entered into the Royalty Financing Agreement with OrbiMed. Under the Royalty Financing Agreement, OrbiMed paid the Company $150 million in exchange for the right to receive, on a quarterly basis, royalties in an amount equal to 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% of ARIKAYCE global net sales on or after September 1, 2025, as well as 0.75% of brensocatib global net sales, if approved. In the event that OrbiMed has not received aggregate Revenue Interest Payments of at least $150 million on or prior to March 31, 2028, the Company must make a one-time payment to OrbiMed for the difference between the $150 million and the aggregated Revenue Interest Payments that have been paid. In addition, the royalty rate for ARIKAYCE will be increased beginning March 31, 2028 to the rate which would have resulted in aggregate Revenue Interest Payments as of March 31, 2028 equaling $150 million. The total Revenue Interest Payments payable by us to OrbiMed are capped at 1.8x of the purchase price or up to a maximum of 1.9x of the purchase price under certain conditions. Net proceeds from the Royalty Financing Agreement, after deducting the lenders fees and deal expenses of $3.6 million were, $146.4 million.
The fair value of the Royalty Financing Agreement at the time of the transaction was based on the Company’s estimates of future royalties expected to be paid to OrbiMed over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. This liability is being amortized using the effective

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    Royalty Financing Agreement (Continued)
interest method over the life of the arrangement, in accordance ASC 470, Debt and ASC 835, Interest. The initial annual effective interest rate was determined to be 12.4%. The Company will utilize the prospective method to account for subsequent changes in the estimated future payments to be made to OrbiMed and will update the effective interest rate on a quarterly basis.
The following table presents the carrying value of the Company’s Royalty Financing Agreement balance as of December 31, 2022 (in thousands):

As of December 31,
2022
Royalty Financing	$150,000
Royalty revenue payable	(2,149)
Non-cash interest expense	3,687
Royalty Financing issuance costs, unamortized	(3,523)
Royalty Financing Agreement	$148,015
Non-cash interest expense is recorded within interest expense in the consolidated statements of comprehensive loss. Royalty revenue payable is recorded within accounts payable and accrued liabilities on the consolidated balance sheet.
10.    Shareholders' Equity
Common Stock—As of December 31, 2022, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 135,653,731 shares of common stock issued and outstanding. In addition, as of December 31, 2022, the Company had reserved 17,525,296 shares of common stock for issuance upon the exercise of outstanding common stock options, 1,519,900 shares of common stock for issuance upon the vesting of RSUs and 671,112 shares for issuance upon the vesting of PSUs. The Company has also reserved 23,438,430 shares of common stock in the aggregate for issuance upon conversion of the 2025 Convertible Notes and 2028 Convertible Notes, subject to adjustment in accordance with the applicable indentures. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions. The shares of the Company’s common stock reserved in connection with the Motus acquisition were partly issued as acquisition consideration at closing and on the first anniversary of the closing date of the acquisition, and will also be issued upon the second and third anniversaries of the closing date of the acquisition and upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions.
Of the 9,406,112 shares reserved, subject to certain closing-related reductions, the Company issued 2,889,367 shares of the Company's common stock in connection with the Business Acquisition (Note 16) in the third quarter of 2021, after certain closing-related deductions. In the third quarter of 2022, the Company issued 171,427 shares of the Company's common stock to fulfill the payment required on the first anniversary of the Business Acquisition.
On October 19, 2022, the Company completed an underwritten offering of 13,750,000 shares of the Company's common stock, at an offering price of $20.00 per share. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of approximately $16.2 million, were approximately $258.8 million.
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
In the first quarter of 2021, the Company entered into a sales agreement with SVB Securities, to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through the ATM program, under which SVB Securities acts as sales agent. During the third quarter of 2022, the Company issued and sold an aggregate of 1,289,995 shares of common stock through the ATM program at a weighted-average public offering price of $26.68 per share and received net proceeds of $33.4 million. As of December 31, 2022, an aggregate of $215.6 million of shares of common stock remain available to be issued and sold under the ATM program.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    Shareholders' Equity (Continued)
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
Preferred Stock—As of December 31, 2022 and 2021, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 and no shares of preferred stock were issued and outstanding.
11.    Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated 2019 Incentive Plan (as amended, the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders in May 2019. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. On May 16, 2019, upon the approval of the 2019 Incentive Plan by shareholders, 3,500,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the Company's 2017 Incentive Plan, the 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. On May 12, 2020, at the Company's 2020 Annual Meeting of Shareholders, the Company's shareholders approved an amendment of the 2019 Incentive Plan providing for the issuance of an additional 4,500,000 shares under the plan. On May 12, 2021, at the Company's 2021 Annual Meeting of Shareholders, the Company's shareholders approved the second amendment to the 2019 Incentive Plan providing for the issuance of an additional 2,750,000 shares under the plan. On May 11, 2022, at the Company's 2022 Annual Meeting of Shareholders, the Company's shareholders approved the third amendment to the 2019 Incentive Plan, providing for the issuance of an additional 3,000,000 shares under the plan. As of December 31, 2022, 2,465,477 shares remained for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the twelve months ended December 31, 2022 and 2021, the Company granted inducement stock options covering 1,068,310 and 1,117,020 shares, respectively, of the Company's common stock to new employees.
Stock Options—The Company calculates the fair value of stock options granted using the Black-Scholes valuation model. The following table summarizes the grant date fair value and assumptions used in determining the fair value of all stock options granted, including grants of inducement options, during the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Volatility	69% - 70%	70% - 71%	66% - 71%
Risk-free interest rate	1.37% - 4.27%	0.36% - 1.20%	0.22% - 1.67%
Dividend yield	0.0%	0.0%	0.0%
Expected option term (in years)	5.93	5.84	5.17
Weighted average fair value of stock options granted	$13.19	$18.50	$13.75
For the years ended December 31, 2022, 2021 and 2020, the volatility factor was based on the Company’s historical volatility during the expected option term. The company accounts for forfeitures as they occur.
From time to time, the Company has granted performance-conditioned options to certain of its employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the grantees fulfilling a service condition (continued employment). As of December 31, 2022, the Company had performance-conditioned options covering 114,780 shares outstanding. As of December 31, 2022, the performance conditions are not probable and therefore, no stock-based compensation was recorded in the consolidated statements of comprehensive loss. The Company had no performance-conditioned options outstanding as of December 31, 2021.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.        Stock-Based Compensation (Continued)
The following table summarizes stock option activity for stock options granted for the years ended December 31, 2022, 2021 and 2020 as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in '000)
Options outstanding at December 31, 2019	10,492,946	$16.24
Granted	3,990,740	$24.12
Exercised	(1,678,604)	$14.04
Forfeited and expired	(541,680)	$23.98
Options outstanding at December 31, 2020	12,263,402	$18.84
Exercisable at December 31, 2020	6,028,261	$16.15
Granted	4,039,360	$30.18
Exercised	(1,235,186)	$15.50
Forfeited and expired	(978,616)	$24.35
Options outstanding at December 31, 2021	14,088,960	$22.00
Exercisable at December 31, 2021	7,292,851	$17.97
Granted	5,614,220	$20.89
Exercised	(1,151,341)	$14.41
Forfeited and expired	(1,026,543)	$25.70
Options outstanding at December 31, 2022	17,525,296	$21.93	7.03	$34,790
Exercisable at December 31, 2022	8,587,820	$20.35	5.33	$25,264
The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $11.1 million, $22.1 million and $24.0 million, respectively.
As of December 31, 2022, there was $103.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.9 years.
Restricted Stock and Restricted Stock Units—The Company may grant RS and RSUs to employees and non-employee directors. Each share of RS vests upon and each RSU represents a right to receive one share of the Company's common stock upon the completion of a specific period of continued service.
RS and RSU awards granted are valued at the market price of the Company's common stock on the date of grant. The Company recognizes noncash compensation expense for the fair values of these RS and RSUs on a straight-line basis over the requisite service period of these awards.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.        Stock-Based Compensation (Continued)
The following table summarizes RSU awards granted during the years ended December 31, 2022, 2021 and 2020:

	Number of RSUs	Weighted Average Grant Price
Outstanding at December 31, 2019	500,822	$28.32
Granted	559,054	$23.85
Released	(161,774)	$28.90
Forfeited	(53,711)	$25.43
Outstanding at December 31, 2020	844,391	$25.43
Granted	607,578	$29.40
Released	(291,823)	$25.93
Forfeited	(140,432)	$27.73
Outstanding at December 31, 2021	1,019,714	$27.33
Granted	1,021,219	$20.34
Released	(417,894)	$26.79
Forfeited	(103,139)	$24.04
Outstanding at December 31, 2022	1,519,900	$23.00
As of December 31, 2022, there was $24.5 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.1 years.
Performance Stock Units — In January 2022, the Company issued 271,612 PSUs. For these PSUs, there are two performance conditions, a service condition, and a market condition. The performance conditions are the issuance of a press release announcing certain top-line results from a clinical trial and the acceptance of a NDA by the FDA for brensocatib. The service condition is continuous employment with the Company through the later of the third anniversary of the grant date of the PSU award and the date an NDA for brensocatib is accepted by the FDA. The potential payout of the awards ranges from 0% to 250% of the target, dependent on a market condition that is based on the Company's total shareholder return compared to a defined peer group. Due to the multiple vesting conditions, uncertain timing and variable payout of these PSUs, a Monte Carlo simulation was performed to determine the fair value of the awards. Compensation cost will be recognized on the date the performance conditions become probable, with an initial recording of the cumulative expense that would have been recognized if the PSU expense had been recognized on a straight-line basis since the date of grant. The remaining unamortized fair value of the awards will then be expensed prospectively on a straight-line basis over the remaining service period. Since the market condition is reflected in the grant-date fair value and is not a condition for the award to vest, it does not impact the requisite service period. The volatility, risk-free interest rate and weighted-average grant date fair value of the PSUs granted are 65.4%, 1.03% and $39.12, respectively. Any forfeitures that occur after compensation cost recognition commences will result in the cumulative reversal of expense in the period in which the forfeiture occurs. As of December 31, 2022, there were 268,442 PSUs outstanding with an unrecognized compensation expense of $10.5 million, which assumes a payout of 100% of the target.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.        Stock-Based Compensation (Continued)

The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options, RSUs and ESPP during the years ended December 31, 2022, 2021 and 2020 (in millions):

	Years Ended December 31,
	2022	2021	2020
Research and development expenses	$26.4	$17.8	$11.8
Selling, general and administrative expenses	31.3	28.2	24.4
Total stock-based compensation expense	$57.7	$46.0	$36.2
There was no stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to PSUs during the year ended December 31, 2022, as the performance conditions associated with the PSU awards were not probable as of December 31, 2022.
Employee Stock Purchase Plan - On May 15, 2018, the Company's shareholders approved the Company’s 2018 Employee Stock Purchase Plan (ESPP). As part of the ESPP, eligible employees may acquire an ownership interest in the Company by purchasing common stock, at a discount, through payroll deductions. The ESPP is compensatory under GAAP and the Company recorded stock-based compensation expense of $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

12.    Income Taxes
The Company recorded a provision (benefit) for income taxes of $1.4 million, $(1.8) million and $1.4 million and the effective rates were approximately 0%, 0% and 0% for the years ended December 31, 2022, 2021 and 2020, respectively. The income tax provision for the years ended December 31, 2022 and December 31, 2020 reflected current income tax expense recorded as a result of the taxable income in certain of the Company's non-US subsidiaries and certain state income taxes. The income tax (benefit) for the year ended December 31, 2021 is primarily due to the partial reversal of a valuation allowance as a result of the Company's Business Acquisition (see Note 16), partially offset by current income tax expense. While the Business Acquisition resulted in a deferred tax liability recorded under ASC 805, an adjustment to the valuation allowance is required as this deferred tax liability provides a future reversal of a taxable temporary difference.
The Company's loss before income taxes in the US and globally was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
US	$(406,262)	$(348,845)	$(207,120)
Foreign	(73,889)	(87,567)	(85,568)
Total	$(480,151)	$(436,412)	$(292,688)
The Company's income tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	269	104	268
Foreign	1,345	1,585	1,134
	1,614	1,689	1,402
Deferred:
Federal	13	(2,835)	—
State	(244)	(612)	—
Foreign	—	—	—
	(231)	(3,447)	—
Total	$1,383	$(1,758)	$1,402
The reconciliation between the federal statutory tax rates and the Company's effective tax rate is as follows:

	Years Ended December 31,
	2022	2021	2020
Statutory federal tax rate	21%	21%	21%
Permanent items	—%	(1)%	—%
State income taxes, net of federal benefit	1%	4%	4%
R&D and other tax credits	3%	4%	2%
Foreign income taxes	—%	(1)%	1%
Change in valuation allowance	(22)%	(27)%	(32)%
Change in Irish trading status	—%	—%	4%
Stock-based compensation	(2)%	—%	—%
Other	(1)%	—%	—%
Effective tax rate	—%	—%	—%

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.        Income Taxes (Continued)
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
Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities consist of the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$499,029	$471,407
General business credits	157,181	140,121
Product license	4,317	4,963
Inventory	1,470	1,417
Lease liabilities	12,965	10,641
Stock-based compensation	23,724	25,600
Capitalized R&D	56,275	—
Other	15,001	11,520
Deferred tax assets	769,962	665,669
Valuation allowance	(745,135)	(587,408)
Deferred tax assets, net of valuation allowance	$24,827	$78,261
Deferred tax liabilities:
Intangibles	$(13,739)	$(15,214)
Right-of-use assets	(11,227)	(9,840)
Convertible debt	—	(54,914)
Deferred tax liabilities	$(24,966)	$(79,968)
Net deferred tax liabilities	$(139)	$(1,707)
The deferred tax assets, net of valuation allowance of $24.8 million and $78.3 million at December 31, 2022 and 2021, respectively, primarily consist of net operating loss and tax credit carryforwards for income tax purposes. As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, our research and development expenditures were capitalized resulting in a deferred tax asset. Due to the Company's history of operating losses, the Company recorded a valuation allowance on its net deferred tax assets by increasing the valuation allowance by $157.7 million and $77.6 million in 2022 and 2021, respectively, as it was more likely than not that such tax benefits will not be realized. A portion of the valuation allowance increase in 2022 is charged to tax expense and the remainder was charged to equity resulting from the adoption of ASU 2020-06, under which the net deferred tax liability associated with the convertible debt is removed through equity.
At December 31, 2022, the Company had federal net operating loss (NOL) carryforwards for income tax purposes of approximately $1.6 billion and federal tax credit carryforwards of $163.7 million. Due to the limitation on NOLs as more fully discussed below, $1.3 billion of the NOLs are available to offset future taxable income, if any. The NOL carryovers and general business tax credits expire in various years beginning in 2023. For state tax purposes, the Company has approximately $898.5 million of NOLs in various states available to offset against future taxable income. The Company also has California and Virginia NOLs that are entirely limited due to Section 382 (as discussed below). The Company has $391.1 million of non-trading loss carryforwards for Irish tax purposes. The Company has disallowed interest expense carryover of $14.3 million which carryforward indefinitely.
The Company completed an Internal Revenue Code Section 382 (Section 382) analysis in order to determine the amount of losses that are currently available for potential offset against future taxable income, if any. It was determined that the utilization of the Company's NOL and general business tax credit carryforwards generated in tax periods up to and

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.        Income Taxes (Continued)
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
Law Changes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted into law in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such an enhanced interest deductibility, repeal of the 80% limitation with respect to net operating losses arising in taxable years 2018-2020, and additional depreciation deductions related to qualified improvement property. The Company has concluded that the CARES Act did not have a material impact on the Company’s income taxes.
On August 16, 2022, the IRA was enacted into law containing corporate income tax provisions such as the corporate alternative minimum tax and an excise tax on the repurchase of corporate stock. These provisions are not expected to have a material impact on the Company’s income taxes in the near term.
The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If such unrecognized tax benefits were realized and not subject to valuation allowances, the Company would recognize a tax benefit of $11.5 million. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	2022	2021
Balance as of January 1,	$7,382	$5,633
Additions related to prior period tax positions	1,564	112
Reductions related to prior period tax positions	—	—
Additions related to current period tax positions	2,593	1,637
Balance as of December 31,	$11,539	$7,382
The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the federal tax returns for the years ended 2019 and later, and is generally open for certain states for the years 2018 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.
The Company's policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. As of December 31, 2022 and 2021, the Company has recorded reserves for unrecognized income tax benefits of $11.5 million and $7.4 million, respectively. As any adjustment to the Company’s uncertain tax positions would not result in a cash tax liability, it has not recorded any accrued interest or penalties related to its uncertain tax positions. If any of these unrecognized tax benefits were released, there would be no impact to the Company's effective tax rate. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    License and Other Agreements
In-License Agreements
PARI Pharma GmbH—In April 2008, the Company entered into a licensing agreement with PARI for use of the optimized Lamira Nebulizer System for delivery of ARIKAYCE in treating patients with NTM lung infections, CF and bronchiectasis. Under the licensing agreement, the Company has rights under several US and foreign issued patents and patent applications involving improvements to the optimized Lamira Nebulizer System, to exploit the system with ARIKAYCE for the treatment of such indications, but the Company cannot manufacture the nebulizers except as permitted under the commercialization agreement with PARI, which is described in further detail below. The Lamira Nebulizer System has been approved for use in the US (in combination with ARIKAYCE), the EU and Japan. Under the licensing agreement, the Company paid PARI an upfront license fee and certain milestone payments. Upon FDA acceptance of the Company's NDA and the subsequent FDA and EMA approval of ARIKAYCE, the Company paid PARI additional milestone payments of €1.0 million, €1.5 million and €0.5 million, respectively. In October 2017, the Company exercised an option to buy-down the royalties that will be paid to PARI on ARIKAYCE net sales. As a result, PARI is entitled to receive royalty payments in the mid-single digits on the annual global net sales of ARIKAYCE, pursuant to the licensing agreement, subject to certain specified annual minimum royalties. See below for information related to the commercialization agreement with PARI.
Other Agreements
PPD Development, L.P.—In April 2020, the Company entered into a master services agreement with PPD pursuant to which it retained PPD to perform clinical development services in connection with certain of its clinical research programs. The master services agreement has an initial term of five years. Either party may terminate (i) any project addendum under the master services agreement for any reason and without cause upon 30 days’ written notice, (ii) any project addendum in the event of the other party’s breach of the master services agreement or such project addendum upon 30 days’ written notice, provided that such breach is not cured within such 30-day period, (iii) the master services agreement or any project addendum immediately upon the occurrence of an insolvency event with respect to the other party or (iv) any project addendum upon 30 days’ written notice if (a) the continuation of the services under such project addendum would post material ethical or safety risks to study participants, (b) any approval from a regulatory authority necessary to perform the applicable study is revoked, suspended or expires without renewal or (c) in the reasonable opinion of such party, continuation of the services provided under such project addendum would be in violation of applicable law. The Company entered into project addenda with PPD to perform clinical development services over several years for, but not limited to, its ARISE, ENCORE and ASPEN studies and other brensocatib and TPIP studies.
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
AstraZeneca AB—In October 2016, the Company entered into a license agreement (AZ License Agreement) with AstraZeneca, a Swedish corporation. Pursuant to the terms of the AZ License Agreement, AstraZeneca granted the Company exclusive global rights for the purpose of developing and commercializing AZD7986 (renamed brensocatib). In consideration of the licenses and other rights granted by AstraZeneca, the Company made an upfront payment of $30.0 million, which was included as research and development expense in the fourth quarter of 2016. In December 2020, the Company incurred a $12.5 million milestone payment obligation upon the first dosing in a Phase 3 clinical trial of brensocatib. The Company is also obligated to make a series of additional contingent milestone payments totaling up to an additional $72.5 million upon the achievement of clinical development and regulatory filing milestones. If the Company elects to develop brensocatib for a second indication, the Company will be obligated to make an additional series of contingent milestone payments to AstraZeneca totaling up to $42.5 million, the first of which occurs at the initiation of a Phase 3 trial in the additional indication. The Company is not obligated to make any additional milestone payments for additional indications. In addition, the Company

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.        License and Other Agreements (Continued)
will pay AstraZeneca tiered royalties ranging from a high single-digit to mid-teens on net sales of any approved product based on brensocatib and one additional payment of $35.0 million upon the first achievement of $1.0 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with the Company for commercialization of brensocatib in chronic obstructive pulmonary disease or asthma.
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
Cystic Fibrosis Foundation Therapeutics, Inc.—In 2004 and 2009, the Company entered into research funding agreements with CFFT whereby it received $1.7 million and $2.2 million in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the agreements, as amended, the Company owes milestone payments to CFFT of $13.4 million in the aggregate payable through 2025, of which $4.9 million has been paid through December 31, 2022. Furthermore, if certain global sales milestones are met within five years of the commercialization of ARIKAYCE, the Company would owe up to an additional $3.9 million. Through December 31, 2022, the Company has paid $1.7 million of these additional global sales milestone payments.
14.    Commitments and Contingencies
Commitments
In September 2018, the Company entered into a lease for its new corporate headquarters in Bridgewater, New Jersey. The initial lease term commenced in October 2019 and expires in September 2030. In July 2016, the Company signed an operating lease for laboratory space, also located in Bridgewater, for which the initial lease term was extended through December 2026. In January 2022, the Company entered into a lease for research activities in San Diego, California. The lease term commenced in February 2022 and expires in June 2032. Future minimum rental payments under the Bridgewater leases and San Diego leases are $23.6 million and $24.7 million, respectively.
Rent expense charged to operations was $8.0 million, $4.9 million, and $3.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Rent expense is recorded on a straight-line basis over the term of the applicable leases.
In addition to rent, the Company has several firm purchase commitments, primarily related to the manufacturing of ARIKAYCE and annual minimum royalties on global net sales of ARIKAYCE. Future firm purchase commitments under these agreements, the last of which ends in 2034, total $75.1 million. These amounts do not represent the Company's entire anticipated purchases in the future, but instead represent only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend amounts or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.
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

15.    Retirement Plan
The Company has a 401(k) defined contribution plan for the benefit for all US employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The Company matches 100% of eligible employee contributions on the first 4% of employee compensation (up to the IRS maximum). Employer contributions for the year ended December 31, 2022, 2021 and 2020 were $4.6 million, $3.0 million and $2.9 million, respectively.
16.    Business Acquisition
On August 4, 2021, the Company acquired all of the equity interests of Motus and AlgaeneX, each a privately held, preclinical stage company. In connection with the closing of the Company’s acquisition of Motus, the Company issued an aggregate of 2,889,367 shares of the Company’s common stock, following certain closing-related reductions, to Motus’s former stockholders and option holders and certain individuals who are entitled to receive a portion of the acquisition consideration (collectively, Motus equityholders), subject to certain adjustments. The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date and up to 5,348,572 shares in the aggregate upon the achievement of certain development and regulatory milestone events, and to pay to the Motus equityholders an aggregate of $35 million upon the achievement of certain net sales-based milestones and a portion of the value of a priority review voucher (to the extent issued to the Company), in each case, subject to certain reductions. During August 2022, the Company fulfilled the payment due on the first anniversary of the closing date by issuing 171,427 shares of the Company's common stock, after certain reductions.
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
16.        Business Acquisition (Continued)
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
$165,476
The Company incurred approximately $0.6 million in acquisition-related expenses, which were included in selling, general and administrative expenses in the consolidated statements of comprehensive loss for the period ended December 31, 2021. The results of Motus's and AlgaeneX's operations have been included in the consolidated statements of comprehensive loss beginning on the acquisition date.
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
17.    Subsequent Event
In January 2023, the Company acquired Vertuis, a privately held, preclinical stage company. At the closing of the transaction, the Company issued an aggregate of 500,000 shares of the Company’s common stock to Vertuis’ former stockholders and an individual who are entitled to receive a portion of the acquisition consideration (collectively, the Vertuis equityholders). The Company is obligated to issue to Vertuis equityholders shares of the Company’s common stock on July 1, 2024 of $1 million, based on the share price on June 28, 2024 and pay to the Vertuis equityholders up to an aggregate of $23 million in cash upon the achievement of certain development and regulatory milestone events, and up to an aggregate of $63.8 million in cash upon the achievement of certain net sales-based milestone events, in each case, subject to certain reductions.
The shares of the Company’s common stock issuable to the Vertuis equityholders are being issued pursuant to Section 4(a)(2) of the Securities Act of 1933. The Company will not receive any proceeds from the issuance of common stock to the Vertuis equityholders.