Form 10-Q
period 2023-03-31
INSMED Inc
filed 2023-05-04
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023, there were 136,432,799 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

Unless the context otherwise indicates, references in this Form 10-Q to “Insmed Incorporated” refers to Insmed Incorporated, a Virginia corporation, and the “Company,” “Insmed,” “we,” “us” and “our” refer to Insmed Incorporated together with its consolidated subsidiaries. INSMED, PULMOVANCE, ARIKARES and ARIKAYCE are trademarks of Insmed Incorporated. This Form 10-Q also contains trademarks of third parties. Each trademark of another company appearing in this Form 10-Q is the property of its owner.

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$968,907	$1,074,036
Marketable securities	29,774	74,244
Accounts receivable	30,523	29,713
Inventory	71,317	69,922
Prepaid expenses and other current assets	28,542	25,468
Total current assets	1,129,063	1,273,383
Fixed assets, net	59,556	56,491
Finance lease right-of-use assets	23,019	23,697
Operating lease right-of-use assets	21,154	21,894
Intangibles, net	67,493	68,756
Goodwill	136,110	136,110
Other assets	81,322	76,104
Total assets	$1,517,717	$1,656,435
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$179,005	$182,117
Finance lease liabilities	2,158	1,217
Operating lease liabilities	6,821	6,909
Total current liabilities	187,984	190,243
Debt, long-term	1,132,188	1,125,250
Royalty financing agreement	150,173	148,015
Contingent consideration	38,600	51,100
Finance lease liabilities, long-term	29,015	29,636
Operating lease liabilities, long-term	14,534	14,853
Other long-term liabilities	9,876	9,387
Total liabilities	1,562,370	1,568,484
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 136,429,216 and 135,653,731 issued and outstanding shares at March 31, 2023 and December 31, 2022, respectively	1,364	1,357
Additional paid-in capital	2,809,242	2,782,416
Accumulated deficit	(2,856,342)	(2,696,578)
Accumulated other comprehensive income	1,083	756
Total shareholders’ (deficit) equity	(44,653)	87,951
Total liabilities and shareholders’ equity	$1,517,717	$1,656,435
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022

Product revenues, net	$65,214	$53,107

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	13,830	12,191
Research and development	127,865	84,356
Selling, general and administrative	79,914	56,748
Amortization of intangible assets	1,263	1,263
Change in fair value of deferred and contingent consideration liabilities	(9,500)	(11,618)
Total operating expenses	213,372	142,940

Operating loss	(148,158)	(89,833)

Investment income	10,524	137
Interest expense	(20,003)	(3,291)
Change in fair value of interest rate swap	(1,533)	—
Other expense, net	(111)	(1,249)
Loss before income taxes	(159,281)	(94,236)

Provision for income taxes	483	385

Net loss	$(159,764)	$(94,621)

Basic and diluted net loss per share	$(1.17)	$(0.80)

Weighted average basic and diluted common shares outstanding	136,355	118,929

Net loss	$(159,764)	$(94,621)
Other comprehensive income (loss):
Foreign currency translation loss	(171)	(494)
Unrealized gain (loss) on marketable securities	498	(704)
Total comprehensive loss	$(159,437)	$(95,819)

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2021	118,738	$1,187	$2,673,556	$(2,265,243)	$968	$410,468
Cumulative impact of ASU adoption 2020-06			(264,609)	50,199		(214,410)
Comprehensive loss:
Net loss				(94,621)		(94,621)
Other comprehensive loss					(1,198)	(1,198)
Exercise of stock options and ESPP shares	450	4	6,812			6,816
Issuance of common stock for vesting of RSUs	158	2				2
Stock compensation expense			12,823			12,823
Balance at March 31, 2022	119,346	$1,193	$2,428,582	$(2,309,665)	$(230)	$119,880

Balance at December 31, 2022	135,654	$1,357	$2,782,416	$(2,696,578)	$756	$87,951
Comprehensive loss:
Net loss				(159,764)		(159,764)
Other comprehensive income					327	327
Exercise of stock options and ESPP shares	82	1	1,138			1,139
Issuance of common stock for vesting of RSUs	193	1				1
Issuance of common stock for asset acquisition	500	5	9,245			9,250
Stock compensation expense			16,443			16,443
Balance at March 31, 2023	136,429	$1,364	$2,809,242	$(2,856,342)	$1,083	$(44,653)
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(159,764)	$(94,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,248	1,286
Amortization of intangible assets	1,263	1,263
Stock-based compensation expense	16,443	12,823
Amortization of debt issuance costs	1,724	822
Paid-in-kind interest capitalized	5,456	—
Royalty financing non-cash interest expense	2,615	—
Finance lease amortization expense	678	729
Non-cash operating lease expense	2,491	2,369
Change in fair value of deferred and contingent consideration liabilities	(9,500)	(11,618)
Change in fair value of interest rate swap	1,533	—
Vertuis acquisition	10,250	—
Changes in operating assets and liabilities:
Accounts receivable	(860)	(1,798)
Inventory	(1,187)	2,240
Prepaid expenses and other current assets	(3,199)	(2,752)
Other assets	(5,231)	(6,289)
Accounts payable and accrued liabilities	(8,841)	13,363
Other liabilities	(1,422)	(22,978)
Net cash used in operating activities	(146,303)	(105,161)
Investing activities
Purchase of fixed assets	(3,398)	(1,701)
Purchase of marketable securities	—	(99,706)
Maturities of marketable securities	45,000	—
Net cash provided by (used in) investing activities	41,602	(101,407)
Financing activities
Proceeds from exercise of stock options and ESPP	1,139	6,818
Payments of finance lease principal	(320)	(359)
Payment of debt issuance costs	(1,218)	—
Net cash (used in) provided by financing activities	(399)	6,459
Effect of exchange rates on cash and cash equivalents	(29)	(969)
Net decrease in cash and cash equivalents	(105,129)	(201,078)
Cash and cash equivalents at beginning of period	1,074,036	716,782
Cash and cash equivalents at end of period	$968,907	$515,704
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,589	$2,375
Cash paid for income taxes	$1,004	$635

See accompanying notes to consolidated financial statements

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation
Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE, is approved in the United States (US) as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the European Commission (EC) approved ARIKAYCE for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis (CF). In March 2021, Japan's Ministry of Health, Labour and Welfare (MHLW) approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's clinical-stage pipeline includes brensocatib, treprostinil palmitil inhalation powder (TPIP) and early-stage research programs. Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), which the Company is developing for the treatment of patients with bronchiectasis, CF and other neutrophil-mediated diseases, including chronic rhinosinusitis without nasal polyps (CRSsNP). TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary hypertension associated with interstitial lung disease (PH-ILD) and pulmonary arterial hypertension (PAH). The Company is also advancing its early-stage research programs encompassing a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, and protein manufacturing.
The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Bridgewater, New Jersey. The Company has legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the UK, and Japan.
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the US for complete consolidated financial statements are not included herein. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
     The Company had $968.9 million in cash and cash equivalents and $29.8 million of marketable securities as of March 31, 2023 and reported a net loss of $159.8 million for the three months ended March 31, 2023. The Company has funded its operations through public offerings of equity securities, debt financings and revenue interest financings. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP and its other pipeline programs, continuing commercialization and regulatory activities for ARIKAYCE and pre-commercial, regulatory and, if approved, commercialization activities for brensocatib, and funding other general and administrative activities.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Summary of Significant Accounting Policies
The following are the required interim disclosure updates to the Company's significant accounting policies described in Note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022:
Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions. The amounts of assets and liabilities reported in the Company's balance sheets and the amounts of revenues and expenses reported for each period presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue allowances, stock-based compensation, income taxes, loss contingencies, acquisition related intangibles including in process research and development (IPR&D) and goodwill, fair value of contingent consideration, and accounting for research and development costs. Actual results could differ from those estimates.
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for uncollectible trade receivables. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the three months ended March 31, 2023.

	March 31,
	2023	2022
Customer A	36%	36%
Customer B	36%	32%
Customer C	17%	17%
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
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to royalty expenses and revenue-based milestone payments. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. See Note 5 - Inventory for further details. Inventory used for clinical development purposes is expensed to R&D expense when consumed.
Acquisitions - The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 2. Summary of Significant Accounting Policies (Continued)
outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with Accounting Standards Codification (ASC) 805, Business Combinations, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.
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
Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable (unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired). Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets. See Note 16 - Acquisitions for further information.
Indefinite-lived intangible assets - Indefinite-lived intangible assets consist of IPR&D. IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise, they are expensed. The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance The Company performs a qualitative test for its indefinite-lived intangible assets annually as of October 1. See Note 6 - Intangibles, Net and Goodwill for further details.
Finite-lived Intangible Assets - Finite-lived intangible assets are measured at their respective fair values on the date they were recorded. The fair values assigned to the Company's intangible assets are based on reasonable estimates and assumptions given available facts and circumstances. See Note 6 - Intangibles, Net and Goodwill for further details.

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
Goodwill - Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As of March 31, 2023, the Company continues to operate as one reporting unit. The Company will perform its next annual impairment testing for goodwill as of October 1, 2023. See Note 6 - Intangibles, Net and Goodwill for further details.
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
Leases are measured at present value using the rate implicit in the lease or, if the implicit rate is not determinable, the lessee's implicit borrowing rate. As the implicit rate is not typically available, the Company uses its implicit borrowing rate based on the information available at the lease commencement date to determine the present value of future lease payments. The implicit borrowing rate approximates the rate the Company would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments. See Note 9 - Leases for further details.
Foreign Currency - The Company has operations in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the UK, and Japan. The results of the Company's non-US dollar based functional currency operations are translated to US dollars at the average exchange rates during the period. Assets and liabilities are translated at the exchange rate prevailing at the balance sheet date. Equity is translated at the prevailing exchange rate at the date of the equity transaction. Translation adjustments are included in shareholders' (deficit) equity, as a component of accumulated other comprehensive income.
The Company realizes foreign currency transaction gains and losses in the normal course of business based on movements in the applicable exchange rates. These gains and losses are included as a component of other expense, net.
Debt Issuance Costs - Debt issuance costs are amortized to interest expense using the effective interest rate method over the term of the debt. Unamortized debt issuance costs paid to the lender and third parties are reflected as a discount to the debt in the consolidated balance sheets. Unamortized debt issuance costs associated with extinguished debt are expensed in the period of the extinguishment.
Synthetic Royalty Financing Agreement - In October 2022, the Company entered into a revenue interest purchase agreement (the Royalty Financing Agreement) with OrbiMed Royalty & Credit Opportunities IV, LP (OrbiMed). The fair value of the Royalty Financing Agreement at the time of the transaction was based on the Company’s estimates of future royalties expected to be paid to OrbiMed over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. This liability is being amortized using the effective interest method over the life of the arrangement, in accordance ASC 470, Debt and ASC 835, Interest. The Company is utilizing the prospective method to account for subsequent changes in the estimated future payments to be made to OrbiMed and will update the effective interest rate on a quarterly basis. See Note - 11 Royalty Financing Agreement for further details.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 2. Summary of Significant Accounting Policies (Continued)
Derivatives - In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company may enter into derivative instruments, including interest rate swaps and caps, to manage or hedge interest rate risk. Derivative instruments are recorded at fair value on the balance sheet date. The Company has not elected hedge accounting treatment for the changes in the fair value of derivatives. Changes in the fair value of derivatives are recorded each period and are included in change in fair value of interest rate swap in the consolidated statements of comprehensive loss and consolidated statements of cash flows.
Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and other dilutive securities outstanding during the period. Potentially dilutive securities from stock options, restricted stock (RS), restricted stock units (RSUs), performance stock units (PSUs) and convertible debt securities would be anti-dilutive as the Company incurred a net loss. Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options and from the assumed conversion of the Company's convertible notes are determined based on the treasury stock method.
The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

Numerator:
Net loss	$(159,764)	$(94,621)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	136,355	118,929
Effect of dilutive securities:
Common stock options	—	—
RS and RSUs	—	—
PSUs	—	—
Convertible debt securities	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	136,355	118,929
Net loss per share:
Basic and diluted	$(1.17)	$(0.80)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of March 31, 2023 and 2022, respectively, as their effect would have been anti-dilutive (in thousands):

	March 31,
	2023	2022
Common stock options	19,156	15,282
Unvested restricted stock and RSUs	2,058	1,163
PSUs	671	679
Convertible debt securities	23,438	23,438
Recently Adopted Accounting Pronouncements - In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt — Accounting for Convertible Instruments, to reduce the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the number of accounting models for convertible debt instruments is reduced, which results in fewer embedded conversion features being separately recognized from the host contract. Only convertible instruments that meet the definition of a derivative or are issued with substantial premiums will continue to be subject to the separation models. ASU 2020-06 is effective for fiscal years beginning

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 2. Summary of Significant Accounting Policies (Continued)
after December 15, 2021. A modified retrospective and a fully retrospective transition method are both permitted. The Company transitioned using the modified retrospective method. The impact of adopting ASU 2020-06 on January 1, 2022 resulted in an opening balance sheet adjustment increasing debt by approximately $221.9 million, increasing issuance costs classified to debt by $6.1 million, decreasing the deferred tax liability by $1.4 million, and increasing retained earnings by $50.2 million, with an offsetting reduction to additional paid-in-capital of $264.6 million, net of tax.

3. Fair Value Measurements
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
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	March 31, 2023
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$968.9	$968.9	$—	$—
Marketable securities	$29.8	$29.8	$—	$—
Collateral for interest rate swap	$5.0	$5.0	$—	$—
Liabilities
Interest rate swap	$3.1	$—	$3.1	$—
Deferred consideration	$6.2	$—	$6.2	$—
Contingent consideration	$49.8	$—	$—	$49.8

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)

	December 31, 2022
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,074.0	$1,074.0	$—	$—
Marketable securities	$74.2	$74.2	$—	$—
Collateral for interest rate swap	$5.0	$5.0	$—	$—
Liabilities
Interest rate swap	$1.5	$—	$1.5	$—
Deferred consideration	$7.4	$—	$7.4	$—
Contingent consideration	$58.1	$—	$—	$58.1
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. The collateral for interest rate swap and the interest rate swap are recorded in other assets and accounts payable and accrued liabilities, respectively, in the consolidated balance sheet as of March 31, 2023 and December 31, 2022. The collateral for interest rate swap is cash, a Level 1 asset. The interest rate swap is a Level 2 liability as it uses observable inputs other than quoted market prices in an active market. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2023.
As of March 31, 2023, the Company held $29.8 million of current available-for-sale securities, net of an unrealized loss of $0.2 million recorded in accumulated other comprehensive income. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets.
The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) failure of the issuer to make scheduled interest or principal payments; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the three months ended March 31, 2023.
Deferred Consideration
The deferred consideration arose from the acquisitions of Motus Biosciences, Inc. (Motus) and AlgaeneX, Inc. (AlgaeneX) (the Business Acquisition) in August 2021. The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date, subject to certain reductions. During August 2022, the Company fulfilled the payment due on the first anniversary of the closing date by issuing 171,427 shares of the Company's common stock, after certain reductions. A valuation of the deferred consideration is performed quarterly with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. As the deferred consideration is settled in shares, there is no discount rate applied in the fair value calculation.
The deferred consideration has been classified as a Level 2 recurring liability as its valuation utilizes an input, the Insmed share price, which is a directly observable input at the measurement date and for the duration of the liabilities' anticipated lives. Deferred consideration expected to be settled within 12 months or less is classified as a current liability within accounts payable and accrued liabilities. As of March 31, 2023, the fair value of deferred consideration included in accounts payable and accrued liabilities was $3.1 million. Deferred consideration expected to be settled in more than 12 months is classified as a non-current liability within other long-term liabilities. As of March 31, 2023, the fair value of deferred consideration included in other long-term liabilities was $3.1 million.
The following observable input was used in the valuation of the deferred consideration as of March 31, 2023:

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)

	Fair Value as of March 31, 2023 (in millions)	Observable Input	Input Value
Deferred consideration	$6.2	Insmed share price as of March 31, 2023	$17.05
Contingent Consideration
The contingent consideration liabilities arose from the Business Acquisition in August 2021 (Note 16). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher milestone and net sales milestones. Upon the achievement of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 5,348,572 shares in the aggregate and AlgaeneX equityholders up to 368,867 shares in the aggregate. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. At March 31, 2023, the weighted average probability of success was 42%. The development and regulatory milestones will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation.
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
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of March 31, 2023, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.
The contingent consideration liabilities have been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the inputs to the valuation approach, the estimated fair value could be significantly different than the fair value the Company determined. Contingent consideration expected to be settled within 12 months or less is classified as a current liability within accounts payable and accrued liabilities. As of March 31, 2023, the fair value of contingent consideration included in accounts payable and accrued liabilities was $11.2 million. Contingent consideration expected to be settled in more than twelve months is classified as a non-current liability. As of March 31, 2023, the fair value of non-current contingent consideration was $38.6 million.
Contingent consideration liabilities expected to be settled in more than twelve months are classified as a non-current liability in the consolidated balance sheet. A valuation of the contingent consideration liabilities is performed quarterly with gains and losses included within change in fair value of contingent consideration liabilities in the consolidated statements of comprehensive loss.
The following significant unobservable inputs were used in the valuation of the development and regulatory milestones and the priority review voucher milestone as of March 31, 2023:

	Fair Value as of March 31, 2023 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$41.2	Probability-adjusted	Probabilities of success	14% - 97%
Priority review voucher milestone	$6.2	Probability-adjusted discounted cash flow	Probability of success	16.4%
			Discount rate	12.3%
The following table is a summary of the changes in the fair value of the Company's valuations for the deferred and contingent consideration liabilities for the three months ended March 31, 2023 and 2022 (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)

	Deferred Consideration (Level 2 Liabilities)	Contingent Consideration (Level 3 Liabilities)
Balance as of December 31, 2021	$14,931	$75,668
Additions	—	—
Change in Fair Value	(2,070)	(9,548)
Payments	—	—
Balance as of March 31, 2022	$12,861	$66,120

Balance as of December 31, 2022	$7,400	$58,100
Additions	—	—
Change in Fair Value	(1,200)	(8,300)
Payments	—	—
Balance as of March 31, 2023	$6,200	$49,800
Convertible Notes
The fair value of the convertible notes, which differs from their carrying value, is influenced by interest rates, the Company's stock price and stock price volatility, and is determined by prices for the convertible notes observed in market trading which are Level 2 inputs.
The estimated fair value of the liability component of the Company's 0.75% convertible senior notes due 2028 (the 2028 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of March 31, 2023 was $446.5 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the 2028 Convertible Notes.
The estimated fair value of the liability component of the Company's 1.75% convertible senior notes due 2025 (the 2025 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of March 31, 2023 was $202.3 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the 2025 Convertible Notes. See Note 10 - Debt for further details on the Company's convertible notes.

4. Product Revenues, Net
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
The following table presents a summary of the Company's product revenues, net, by geographic location for the three months ended March 31, 2023 and 2022 (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Product Revenues, Net (Continued)

	Three Months Ended March 31,
	2023	2022
US	$49,067	$40,782
Japan	13,156	10,676
Europe and rest of world	2,991	1,649
Total product revenues, net	$65,214	$53,107
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Product Revenues, Net (Continued)
The Company also recognizes revenue related to various early access programs (EAPs) in Europe. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations.
5. Inventory
As of March 31, 2023 and December 31, 2022, the Company's inventory balance consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$24,553	$27,245
Work-in-process	20,166	22,460
Finished goods	26,598	20,217
	$71,317	$69,922
The Company has not recorded any significant inventory write-downs. The Company currently uses a limited number of third-party contract manufacturing organizations (CMOs) to produce its inventory.
6. Intangibles, Net and Goodwill
 Intangibles, Net
Finite-lived Intangible Assets
As of March 31, 2023, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D and the milestones paid to PARI for the license to use Lamira for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestones intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of these assets during each of the next five years is estimated to be approximately $5.1 million per year.
Indefinite-lived Intangible Assets
As of March 31, 2023, the Company's indefinite-lived intangible assets consisted of acquired IPR&D from the Business Acquisition (Note 16). Indefinite-lived intangible assets are not amortized.
A rollforward of the Company's intangible assets for the three months ended March 31, 2023 and March 31, 2022 is as follows (in thousands):

Intangible Asset	December 31, 2022	Additions	Amortization	March 31, 2023
Acquired ARIKAYCE R&D	$37,588	$—	$(1,212)	$36,376
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,568	—	(51)	1,517
	$68,756	$—	$(1,263)	$67,493

Intangible Asset	December 31, 2021	Additions	Amortization	March 31, 2022
Acquired ARIKAYCE R&D	$42,439	$—	$(1,212)	$41,227
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,770	—	(51)	1,719
	$73,809	$—	$(1,263)	$72,546
Goodwill
The Company's goodwill balance of $136.1 million as of March 31, 2023 and December 31, 2022, resulted from the August 2021 Business Acquisition. See Note 16 - Acquisitions for further details.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)	As of
Asset Description		March 31, 2023	December 31, 2022
Lab equipment	7	$18,982	$16,403
Furniture and fixtures	7	6,428	6,428
Computer hardware and software	3-5	5,695	5,227
Office equipment	7	89	89
Manufacturing equipment	7	1,336	1,203
Leasehold improvements	2-10	37,042	37,057
Construction in progress	—	30,662	29,529
		100,234	95,936
Less: accumulated depreciation		(40,678)	(39,445)
		$59,556	$56,491

8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Accounts payable and other accrued operating expenses	$56,670	$50,461
Accrued clinical trial expenses	26,607	36,456
Accrued professional fees	18,242	14,403
Accrued technical operation expenses	6,734	3,345
Accrued compensation and employee related costs	18,867	32,040
Accrued royalty and milestones payable	6,165	4,710
Accrued interest payable	2,270	6,340
Royalty revenue payable	2,608	2,149
Accrued sales allowances and related costs	11,762	6,974
Accrued France ATU reimbursement payable	12,945	12,943
Deferred and contingent consideration from Business Acquisition	14,300	10,700
Other accrued liabilities	1,835	1,596
	$179,005	$182,117
9. Leases
The Company's lease portfolio consists primarily of office and laboratory space, manufacturing facilities, research equipment and fleet vehicles. All of the Company's leases are classified as operating leases, except for the Company's leases of its corporate headquarters and a research facility in San Diego, which are classified as finance leases. The terms of the Company's lease agreements that have commenced range from less than one year to ten years, ten months. In its assessment of the term of each such lease, the Company has not included any options to extend or terminate the lease due to the absence of economic incentives in its lease agreements. Leases that qualify for treatment as a short-term lease are expensed as incurred. These short-term leases are not material to the Company's financial position. Furthermore, the Company does not separate lease

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Leases (Continued)
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
The Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.
The table below summarizes the supplemental non-cash disclosures of the Company's leases included in its consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2023	2022
Finance right-of-use assets obtained in exchange for lease obligations	$—	$9,287
Operating right-of-use assets obtained in exchange for lease obligations	$1,751	$341
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $42.5 million and $40.7 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.
10. Debt
Debt, long-term consists of the following commitments as of March 31, 2023 and December 31, 2022 (in thousands):

	As of
	March 31, 2023	December 31, 2022
Convertible notes	$786,443	$785,621
Term Loan	345,745	339,629
Debt, long-term	$1,132,188	$1,125,250
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
Each series of convertible notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in both series of convertible notes are not required to be separately accounted for as a derivative. However, since the convertible notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate each series of convertible notes into liability and equity components. The carrying amount of the liability component of each series of convertible notes as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources that utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option for each series of convertible notes was determined by deducting the fair value of the liability component from the gross proceeds of the applicable convertible notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the 2025 Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6% and, accordingly, the residual equity component on the date of issuance was $140.9 million. The fair value of the liability component of the 2028 Convertible Notes on the date of issuance was estimated at $371.6 million using an effective interest rate of 7.1% and, accordingly, the residual equity component on the date of issuance was $203.4 million. The respective discounts were amortized to interest expense over the term of the applicable series of convertible notes through December 31, 2021, prior to the adoption of ASU 2020-06. The 2025 Convertible Notes and 2028 Convertible Notes have remaining terms of approximately 1.79 years and 5.17 years, respectively.
The $563.3 million carrying value of the 2028 Convertible Notes as of March 31, 2023 excludes $11.7 million of unamortized debt issuance costs. The $223.2 million carrying value of the 2025 Convertible Notes as of March 31, 2023 excludes $1.8 million of unamortized debt issuance costs. The following table presents the carrying value of the Company's debt balance (in thousands):

	As of
	March 31, 2023	December 31, 2022
Face value of outstanding convertible notes	$800,000	$800,000
Debt issuance costs, unamortized	(13,557)	(14,379)
Debt, long-term	$786,443	$785,621
Secured Senior Term Loan
In October 2022, the Company entered into a $350 million senior secured term loan agreement with Pharmakon Advisors LP, manager of the BioPharma Credit funds (the Term Loan). The Term Loan matures on October 19, 2027 and bears interest at a rate based upon the secured overnight financing rate (SOFR), subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. Up to 50% of the interest payable during the first 24 months from the closing of the Term Loan may be paid-in-kind at the Company's election. If elected, paid-in-kind interest will be capitalized and added to the principal amount of the Term Loan. The Term Loan, including the paid-in-kind interest, will be repaid in eight equal quarterly payments starting in the 13th quarter following the closing of the Term Loan (i.e., the quarter ending March 31, 2026), except that the repayment start date may be extended at the Company's option for an additional four quarters, so that repayments start in the 17th quarter following the closing of the Term Loan, subject to the achievement of specified ARIKAYCE data thresholds and certain other conditions. During the three months ended March 31, 2023, paid-in-kind interest capitalized was $5.5 million. Net proceeds from the Term Loan, after deducting the lenders fees and deal expenses of $15.2 million, were $334.8 million.
The following table presents the carrying value of the Company’s Term Loan balance as of March 31, 2023 (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)

	As of
	March 31, 2023	December 31, 2022
Original Term Loan balance	$350,000	$350,000
Paid-in-kind interest capitalized	9,621	4,165
Term Loan issuance costs, unamortized	(13,876)	(14,536)
Term Loan	$345,745	$339,629
As of March 31, 2023, future principal repayments of debt for each of the years through maturity were as follows (in thousands):

Year Ending December 31:
2023	$—
2024	—
2025	225,000
2026	179,811
2027	179,810
2028 and thereafter	575,000
$1,159,621
Interest Expense
Interest expense related to debt and finance leases for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Convertible debt contractual interest expense	$2,063	$2,063
Term Loan contractual interest expense	10,911	—
Royalty Financing Agreement non-cash interest expense	4,764	—
Amortization of debt issuance costs	1,724	822
Swap interest income	(73)	—
Total debt interest expense	19,389	2,885
Finance lease interest expense	614	406
Total interest expense	$20,003	$3,291
11. Royalty Financing Agreement
In October 2022, the Company entered into the Royalty Financing Agreement with OrbiMed. Under the Royalty Financing Agreement, OrbiMed paid the Company $150 million in exchange for the right to receive, on a quarterly basis, royalties in an amount equal to 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% of ARIKAYCE global net sales on or after September 1, 2025, as well as 0.75% of brensocatib global net sales, if approved (the Revenue Interest Payments). In the event that OrbiMed has not received aggregate Revenue Interest Payments of at least $150 million on or prior to March 31, 2028, the Company must make a one-time payment to OrbiMed for the difference between the $150 million and the aggregated Revenue Interest Payments that have been paid. In addition, the royalty rate for ARIKAYCE will be increased beginning March 31, 2028 to the rate which would have resulted in aggregate Revenue Interest Payments as of March 31, 2028 equaling $150 million. The total Revenue Interest Payments payable by us to OrbiMed are capped at 1.8x of the purchase price or up to a maximum of 1.9x of the purchase price under certain conditions. Net proceeds from the Royalty Financing Agreement, after deducting the lenders fees and deal expenses of $3.8 million were, $146.2 million.
The fair value of the Royalty Financing Agreement at the time of the transaction was based on the Company’s estimates of future royalties expected to be paid to OrbiMed over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. This liability is being amortized using the effective

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Royalty Financing Agreement (Continued)
interest method over the life of the arrangement, in accordance ASC 470, Debt and ASC 835, Interest. The initial annual effective interest rate was determined to be 12.4%. The Company is utilizing the prospective method to account for subsequent changes in the estimated future payments to be made to OrbiMed and will update the effective interest rate on a quarterly basis.
The following table presents a rollforward of the carrying value of the Company’s Royalty Financing Agreement balance for the three months ended March 31, 2023 (in thousands):

Royalty financing agreement - beginning balance	$148,015
Royalty revenue payments	2,017
Royalty revenue payable	(2,608)
Amortization of issuance costs	134
Non-cash interest expense	2,615
Liability related to the sale of future royalties - ending balance	$150,173
Non-cash interest expense is recorded within interest expense in the consolidated statements of comprehensive loss. Royalty revenue payable is recorded within accounts payable and accrued liabilities on the consolidated balance sheet.
12. Shareholders' Equity
Common Stock — As of March 31, 2023, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 136,429,216 shares of common stock issued and outstanding. In addition, as of March 31, 2023, the Company had reserved 19,155,595 shares of common stock for issuance upon the exercise of outstanding stock options, 2,057,694 shares of common stock for issuance upon the vesting of RSUs and 671,112 shares for issuance upon the vesting of PSUs. The Company has also reserved 23,438,430 shares of common stock in the aggregate for issuance upon conversion of the 2025 Convertible Notes and 2028 Convertible Notes, subject to adjustment in accordance with the applicable indentures. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions. The shares of the Company’s common stock reserved in connection with the Motus acquisition were partly issued as acquisition consideration at closing and on the first anniversary of the closing date of the acquisition, and will also be issued upon the second and third anniversaries of the closing date of the acquisition and upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions.
Of the 9,406,112 shares reserved, subject to certain closing-related reductions, the Company issued 2,889,367 shares of the Company's common stock in connection with the Business Acquisition (Note 16) in the third quarter of 2021, after certain closing-related deductions. In the third quarter of 2022, the Company issued 171,427 shares of the Company's common stock to fulfill the payment required to Motus equityholders on the first anniversary of the Business Acquisition.
In connection with the Company’s acquisition of Vertuis Bio, Inc. (Vertuis), the Company reserved 550,000 shares of the Company’s common stock, subject to future adjustment. An aggregate of 500,000 of the reserved shares were issued as acquisition consideration at closing. An additional $1 million of shares of common stock will be issued to Vertuis’ former stockholders on July 1, 2024, based on the share price on June 28, 2024. See Note 16 - Acquisitions for further details.
In October 2022, the Company completed an underwritten offering of 13,750,000 shares of the Company's common stock at a public offering price of $20.00 per share. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expense of $16.2 million, were $258.8 million.
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
In the first quarter of 2021, the Company entered into a sales agreement with SVB Leerink LLC (now known as SVB Securities LLC) (SVB Securities), to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an “at the market” equity offering program (the ATM program), under which SVB Securities acts as sales agent. During the third quarter of 2022, the Company issued and sold an aggregate of 1,289,995 shares of common stock through the ATM program at a weighted-average public offering price of $26.68 per share and received net

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Shareholders' Equity (Continued)
proceeds of $33.4 million. As of March 31, 2023, an aggregate of $215.6 million of shares of common stock remain available to be issued and sold under the ATM program.
Preferred Stock — As of March 31, 2023, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.
13. Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated 2019 Incentive Plan (as amended, the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders in May 2019. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. On May 16, 2019, upon the approval of the 2019 Incentive Plan by shareholders, 3,500,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the Company's 2017 Incentive Plan, the 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. On May 12, 2020, at the Company's 2020 Annual Meeting of Shareholders, the Company's shareholders approved an amendment of the 2019 Incentive Plan providing for the issuance of an additional 4,500,000 shares under the plan. On May 12, 2021, at the Company's 2021 Annual Meeting of Shareholders, the Company's shareholders approved the second amendment to the 2019 Incentive Plan providing for the issuance of an additional 2,750,000 shares under the plan. On May 11, 2022, at the Company's 2022 Annual Meeting of Shareholders, the Company's shareholders approved the third amendment to the 2019 Incentive Plan, providing for the issuance of an additional 3,000,000 shares under the plan. The Company has submitted a proposal to its shareholders to approve an Amended and Restated 2019 Incentive Plan at the 2023 Annual Meeting of Shareholders (the Amended and Restated Plan). The Amended and Restated Plan, if approved, will provide for the issuance of an additional 10,500,000 shares under the plan. As of March 31, 2023, 245,789 shares remain available for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the three months ended March 31, 2023, the Company granted inducement stock options covering 484,390 shares of the Company's common stock to new employees.
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
Stock Options — As of March 31, 2023, there was $116.5 million of unrecognized compensation expense related to unvested stock options.
As of March 31, 2023, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria.
Restricted Stock Units — As of March 31, 2023, there was $35.3 million of unrecognized compensation expense related to unvested RSU awards.
Performance Stock Units — As of March 31, 2023, there were 268,442 PSUs outstanding with an unrecognized compensation expense of $10.5 million of unrecognized compensation expense related to unvested PSU awards, which assumes a payout of 100% of the target.
The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options, RSUs and the ESPP during the three months ended March 31, 2023 and 2022, respectively (in millions):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)

	Three Months Ended March 31,
	2023	2022
Research and development	$7.9	$5.6
Selling, general and administrative	8.5	7.2
Total	$16.4	$12.8
There was no stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to PSUs during the three months ended March 31, 2023 or March 31, 2022, as the performance conditions associated with the PSU awards were not probable as of either date.
14. Income Taxes
The Company recorded a provision for income taxes of $0.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. The provisions recorded for the three months ended March 31, 2023 and 2022 are primarily a result of certain of the Company's international subsidiaries, which had taxable income during the periods. Additionally, the Company is impacted by certain state taxes which effectively impose income tax on modified gross revenues. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.
The Company is subject to US federal, state and international income taxes and the statute of limitations for tax audit is open for the Company’s federal tax returns for the years ended 2019 and later, generally open for certain states for the years 2018 and later, and generally open for international jurisdictions for the years 2017 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of March 31, 2023 and December 31, 2022, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of March 31, 2023 and December 31, 2022 or the consolidated statements of comprehensive loss for the three months ended March 31, 2023 and 2022. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.
15. Commitments and Contingencies
Rent expense charged to operations was $2.2 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively.
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
16. Acquisitions
Asset Acquisition
In January 2023, the Company acquired Vertuis, a privately held, preclinical stage company. At the closing of the transaction, the Company issued an aggregate of 500,000 shares of the Company’s common stock to Vertuis’ former stockholders and an individual who are entitled to receive a portion of the acquisition consideration (collectively, the Vertuis equityholders). The closing share price on the date of the transaction was $18.50. The Company is obligated to issue to Vertuis equityholders shares of the Company’s common stock on July 1, 2024 with an aggregate value of $1.0 million, based on the share price on June 28, 2024, and pay to the Vertuis equityholders up to an aggregate of $23.0 million in cash upon the achievement of certain development and regulatory milestone events, and up to an aggregate of $63.8 million in cash upon the achievement of certain net sales-based milestone events, in each case, subject to certain reductions.
The shares of the Company’s common stock issuable to the Vertuis equityholders are being issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Acquisitions (Continued)
The following table summarizes the purchase price (in millions).

Shares of Insmed common stock issued on closing	$9.25
Shares of Insmed common stock issuable on July 1, 2024	1.00
Total purchase price	$10.25
The Company evaluated the acquisition under ASC 805 and ASU 2017-01 and concluded that substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets and accounted for the transaction as an asset acquisition. The Company determined that the assets acquired did not have any future alternative use and, in accordance with ASC 730, Research and Development, expensed the assets within research and development in the consolidated statement of comprehensive loss as of the date of the acquisition.
Business Combination
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
At the closing of the Company’s acquisition of AlgaeneX, the Company paid $1.5 million in cash to AlgaeneX’s former stockholders and certain individuals who are entitled to receive a portion of the acquisition consideration (collectively, the AlgaeneX equityholders). The Company is obligated to issue to the AlgaeneX equityholders an aggregate of 368,867 shares of the Company’s common stock upon the achievement of a development milestone event and pay to the AlgaeneX equityholders a mid-single digits licensing fee on certain future payments received by the Company in licensing transactions for AlgaeneX’s manufacturing technology, in each case, subject to certain reductions.
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
The fair value of IPR&D was capitalized as of the acquisition date and accounted for as indefinite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined based on the

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Acquisitions (Continued)
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
•development of unexpected safety or efficacy concerns related to ARIKAYCE, brensocatib, TPIP or our other product candidates;
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
We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statement is based on information current as of the date of this Quarterly Report on Form 10-Q and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
ARIKAYCE
•We will continue to advance the ARISE and ENCORE trials, our post-marketing confirmatory, MAC lung disease clinical trial program for ARIKAYCE.
•We anticipate sharing topline efficacy and safety data from ARISE in the third quarter of 2023.
•We anticipate completing enrollment in ENCORE by the end of 2023.
Brensocatib
•In the first quarter of 2023, we completed enrollment of the Phase 3 ASPEN trial in adult patients, and we anticipate sharing topline data in the second quarter of 2024.
•We plan to explore the potential of brensocatib in additional neutrophil-mediated diseases, including advancing CRSsNP into Phase 2 development in the fourth quarter of 2023.
•We are advancing commercial readiness activities in 2023 in preparation for a launch of brensocatib for patients with bronchiectasis, if approved.
TPIP
•We will continue to advance our Phase 2 studies in both PH-ILD and PAH.
•We anticipate sharing interim, blinded dose titration and safety and tolerability data from both the PH-ILD and PAH studies in the second half of 2023, pending the rate of enrollment.
•We anticipate sharing topline results from the PH-ILD study in the first half of 2024.
Early-Stage Research
•We remain on track to initiate our first clinical trial in gene therapy in the second half of 2023.
•We anticipate sharing preclinical data in musculoskeletal and ocular indications in the first half of 2023.
•We anticipate sharing clinical data from the first trial in a musculoskeletal disease in the first half of 2024.
To complement our internal research and development, we also actively evaluate in-licensing and acquisition opportunities for a broad range of rare diseases.

Our Strategy
Our strategy focuses on the needs of patients with rare diseases. Our first product ARIKAYCE, is approved in the US as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with MAC. Our product candidates are brensocatib, our Phase 3 product candidate which we are developing for patients with bronchiectasis, CF and other neutrophil-mediated diseases, and TPIP, our product candidate that may offer a differentiated product profile for patients with PH-ILD and PAH. We are also advancing our early-stage research programs encompassing a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, and protein manufacturing.
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
As a condition of accelerated approval, we must conduct a post-marketing confirmatory clinical trial. In December 2020, we commenced the post-marketing confirmatory MAC lung disease clinical trial program for ARIKAYCE in patients with MAC lung disease. The MAC lung disease trial program consists of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed or recurrent MAC lung infection who have not started antibiotics using the PRO tool validated in the ARISE trial. We are running these global studies in parallel and approximately 200 sites are expected to be initiated for these clinical trials. We have completed enrollment in the ARISE trial and anticipate completing enrollment in ENCORE by the end of 2023. The MAC lung disease clinical program is intended to fulfill the FDA’s post-marketing requirement to allow for full approval of ARIKAYCE by the FDA, and verification and description of clinical benefit in the ENCORE trial will be necessary for full approval of ARIKAYCE.
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

Further Research and Lifecycle Management
We are currently exploring and supporting research and lifecycle management programs for ARIKAYCE beyond treatment of refractory MAC lung disease as part of a combination antibacterial regimen for adult patients who have limited or no treatment options. As noted above, we will continue to advance the post-marketing confirmatory, MAC lung disease clinical trial program for ARIKAYCE, through the ARISE and ENCORE trials, which are intended to fulfill the FDA's post-marketing requirement to allow for the full approval of ARIKAYCE in the US, as well as to support the use of ARIKAYCE as a treatment for patients with MAC lung infection.
The ARISE trial is a randomized, double-blind, placebo-controlled Phase 3b study in adult patients with newly diagnosed or recurrent MAC lung infections that aims to generate evidence demonstrating the domain specification, reliability, validity, and responsiveness of PRO-based scores, including a respiratory symptom score. Patients were randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for six months. Patients will then discontinue all study treatments and remain in the trial for one month for the continued assessment of PRO endpoints. In the fourth quarter of 2022, we completed enrollment in the ARISE trial. We anticipate sharing topline efficacy and safety data from ARISE in the third quarter of 2023.
The ENCORE trial is a randomized, double-blind, placebo-controlled Phase 3b study to evaluate the efficacy and safety of an ARIKAYCE-based regimen in patients with newly diagnosed or recurrent MAC lung infection who have not started antibiotics. Patients will be randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for 12 months. Patients will then discontinue all study treatments and remain in the trial for three months for the assessment of durability of culture conversion. The primary endpoint is change from baseline to Month 13 in respiratory symptom score. The key secondary endpoint is the proportion of subjects achieving durable culture conversion at Month 15. The study is currently enrolling patients, and is expected to enroll approximately 250 patients. We anticipate completing enrollment for ENCORE by the end of 2023.
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
Based on the positive results of the WILLOW study discussed below, in December 2020 we commenced our Phase 3 trial, ASPEN, which will investigate brensocatib in bronchiectasis. ASPEN is a global, randomized, double-blind, placebo-controlled Phase 3 study to assess the efficacy, safety, and tolerability of brensocatib in adult patients with bronchiectasis. Patients with bronchiectasis due to CF may not be enrolled in the study. Patients will be randomized to receive brensocatib 10 mg, brensocatib 25 mg, or placebo once daily for 52 weeks. The primary endpoint is the rate of pulmonary exacerbations over the 52-week treatment period. Secondary endpoints include time to first pulmonary exacerbation, percentage of subjects who remain pulmonary exacerbation-free, change from baseline in post-bronchodilator FEV1, rate of severe pulmonary exacerbations, change from baseline in the Bronchiectasis (QOL-B) Respiratory Symptoms Domain Score, and incidence and severity of treatment-emergent adverse events (AEs). This study completed enrollment of adult patients in the first quarter of 2023. The study enrolled more than 1,700 adult patients at approximately 460 sites in 40 countries. We anticipate sharing topline data in the second quarter of 2024.
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
We also plan to explore the potential of brensocatib in additional neutrophil-mediated diseases, including CRSsNP. CRSsNP currently has no approved therapies and many patients do not respond to corticosteroids or endoscopic sinus surgery. We anticipate moving brensocatib into Phase 2 development for CRSsNP in the fourth quarter of 2023.
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
Early-Stage Research
Our early-stage research efforts are comprised of our preclinical programs, advanced through internal research and development and augmented through business development activities. In March 2021, we acquired a proprietary protein deimmunization platform, called Deimmunized by Design, focused on the reengineering of therapeutic proteins to evade immune recognition and reaction. In August 2021, we acquired Motus and AlgaeneX, preclinical stage companies engaged in the research, development and manufacturing of gene therapies for rare genetic disorders. In January 2023, we acquired

Vertuis, a privately held, preclinical stage company engaged in the research and development of gene therapies for rare genetic disorders. We believe that animal studies may demonstrate the viability of these potential medicines to address serious unmet medical needs in various therapeutic areas.
Our initial therapeutic areas of focus include musculoskeletal, CNS, ocular, and rheumatologic diseases. We remain on track to initiate our first clinical trial in gene therapy in the second half of 2023. Preclinical data in musculoskeletal and ocular indications are also expected in the first half of 2023 and clinical data from the first trial in a musculoskeletal disease are anticipated in the first half of 2024.
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

Change in Fair Value of Deferred and Contingent Consideration Liabilities
In connection with our Business Acquisition, we recorded deferred and contingent consideration liabilities related to potential future milestone payments. Adjustments to the fair value are due to changes in: the probability of achieving milestones; our stock price; or certain other estimated assumptions. The change in fair value of deferred and contingent consideration liabilities is calculated quarterly with gains and losses recorded in the consolidated statements of comprehensive loss.
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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2023 and 2022
Overview - Operating Results
Our operating results for the three months ended March 31, 2023, included the following:
•Product revenues, net, increased $12.1 million, or 22.8%, as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $1.6 million as compared to the same period in the prior year as a result of the increase in sales volumes of ARIKAYCE;
•R&D expenses increased $43.5 million as compared to the same period in the prior year primarily resulting from increases in clinical development and research for our ongoing clinical trials;
•SG&A expenses increased $23.2 million as compared to the same period in the prior year resulting primarily from increases in professional fees and other external expenses;
•Amortization of intangible assets of $1.3 million was consistent with the same period in the prior year;
•Change in fair value of deferred and contingent consideration liabilities decreased $2.1 million, primarily as a result of the change in our share price; and
•Interest expense increased $16.7 million as compared to the same period in the prior year due to entering into the Term Loan and Royalty Financing Agreement in the fourth quarter of 2022.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2023	2022	$	%
US	$49,067	$40,782	$8,285	20.3%
Japan	13,156	10,676	2,480	23.2%
Europe and rest of world	2,991	1,649	1,342	81.4%
Total product revenues, net	$65,214	$53,107	$12,107	22.8%
Product revenues, net, for the three months ended March 31, 2023 increased to $65.2 million as compared to $53.1 million in the same period in 2022, an increase of 22.8% as a result of growth in ARIKAYCE sales in the US, Japan and Europe and the rest of the world.

Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the three months ended March 31, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2023	2022	$	%
Cost of product revenues (excluding amortization of intangible assets)	$13,830	$12,191	$1,639	13.4%
Cost of product revenues, as % of revenues	21.2%	23.0%
Cost of product revenues (excluding amortization of intangible assets) increased by $1.6 million, or 13.4%, to $13.8 million for the three months ended March 31, 2023 as compared to $12.2 million in the same period in 2022. The increase in cost of product revenues (excluding amortization of intangibles) in the three months ended March 31, 2023 was primarily attributable to the increase in product revenues discussed above.
R&D Expenses
R&D expenses for the three months ended March 31, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2023	2022	$	%
External Expenses
Clinical development and research	$43,138	$33,101	$10,037	30.3%
Vertuis non-cash asset acquisition	10,250	—	10,250	NA
Manufacturing	13,612	10,373	3,239	31.2%
Regulatory, quality assurance, and medical affairs	10,330	4,996	5,334	106.8%
Subtotal—external expenses	$77,330	$48,470	$28,860	59.5%
Internal Expenses
Compensation and benefit related expenses	$33,236	$24,495	$8,741	35.7%
Stock-based compensation	7,899	5,615	2,284	40.7%
Other internal operating expenses	9,400	5,776	3,624	62.7%
Subtotal—internal expenses	$50,535	$35,886	$14,649	40.8%
Total R&D expenses	$127,865	$84,356	$43,509	51.6%
R&D expenses increased to $127.9 million during the three months ended March 31, 2023 from $84.4 million in the same period in 2022. The $43.5 million increase was primarily due to the $10.3 million non-cash cost of the Vertuis acquisition, a $10.0 million increase in clinical development and research expenses to support the ongoing Phase 3 ASPEN trial of brensocatib and the ARIKAYCE MAC lung disease clinical trial program and an $11.0 million increase in compensation and benefit related expenses and stock-based compensation costs due to an increase in headcount.
External R&D expenses by product for the three months ended March 31, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2023	2022	$	%
ARIKAYCE external R&D expenses	$18,249	$16,678	$1,571	9.4%
Brensocatib external R&D expenses	26,535	21,726	4,809	22.1%
Vertuis non-cash asset acquisition	10,250	—	10,250	NA
Other external R&D expenses	22,296	10,066	12,230	121.5%
Total external R&D expenses	$77,330	$48,470	$28,860	59.5%
We expect R&D expenses to continue to increase in 2023 relative to 2022 primarily due to our clinical trial activities and related spend, including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trial of ARIKAYCE in a treatment setting for patients with MAC lung disease, our TPIP clinical trials and our research efforts in early stage research.

SG&A Expenses
SG&A expenses for the three months ended March 31, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2023	2022	$	%
Compensation and benefit related expenses	$28,395	$22,953	$5,442	23.7%
Stock-based compensation	8,545	7,206	1,339	18.6%
Professional fees and other external expenses	29,966	19,741	10,225	51.8%
Facility related and other internal expenses	13,008	6,848	6,160	90.0%
Total SG&A expenses	$79,914	$56,748	$23,166	40.8%
SG&A expenses increased to $79.9 million during the three months ended March 31, 2023 from $56.7 million in the same period in 2022. The $23.2 million increase resulted primarily from a $10.2 million increase in professional fees and other external expenses driven by commercial readiness activities for brensocatib. The increase was also due to a $6.8 million increase in compensation and benefit related expenses and stock-based compensation costs due to an increase in headcount. We expect SG&A expenses to continue to increase in 2023 relative to 2022 due, in part, to commercial readiness activities for brensocatib.
Amortization of Intangible Assets
Amortization of intangible assets for both the three months ended March 31, 2023 and 2022 was $1.3 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration for the three months ended March 31, 2023 was $(9.5) million as a result of our Business Acquisition in the third quarter of 2021. Adjustments to the fair value are due to changes in factors such as the probability of achieving milestones, our stock price, or certain other estimated assumptions.
Interest Expense
Interest expense increased to $20.0 million for the three months ended March 31, 2023 as compared to $3.3 million in the same period in 2022 due to entering into the Term Loan and Royalty Financing Agreement in the fourth quarter of 2022. See Note 10 - Debt and Note 11 - Royalty Financing Agreement for further details.
Change in Fair Value of Interest Rate Swap
The change in fair value of interest rate swap for the three months ended March 31, 2023 was $1.5 million. Adjustments to the fair value are due to changes in interest rates as of March 31, 2023 relative to the fair value of interest rate swap as of December 31, 2022.
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
In October 2022, we entered into the $350 million Term Loan with Pharmakon that matures on October 19, 2027. The Term Loan bears interest at a rate based upon the SOFR, subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. Up to 50% of the interest payable during the first 24 months from the closing of the Term Loan may be paid-in-kind at our election. If elected, paid-in-kind interest will be capitalized and added to the principal amount of the Term Loan. The Term Loan, including the paid-in-kind interest, will be repaid in eight equal quarterly payments starting in the 13th quarter following the closing of the Term Loan (i.e., the quarter ending March 31, 2026), except that the repayment start date may be extended at our option for an additional four quarters, so that repayments start in the 17th quarter following the closing of the Term Loan, subject to the achievement of specified ARIKAYCE data thresholds and certain other conditions. Net proceeds from the Term Loan, after deducting the lenders' fees and deal expenses of $15.2 million, were $334.8 million.

In October 2022, we entered into the Royalty Financing Agreement with OrbiMed, whereby OrbiMed paid us $150 million in exchange for the right to receive, on a quarterly basis, royalties in an amount equal to 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% of ARIKAYCE global net sales on or after September 1, 2025, as well as 0.75% of brensocatib global net sales, if approved. In the event that OrbiMed has not received aggregate Revenue Interest Payments equal to or greater than $150 million on or prior to March 31, 2028, the royalty rate for ARIKAYCE will be increased for all subsequent fiscal quarters to a rate which, if applied retroactively, would have resulted in aggregate Revenue Interest Payments to OrbiMed for all fiscal quarters ended on or prior to March 31, 2028 equal to $150 million. In addition, we must make a one-time payment to OrbiMed in an amount that, when added to the aggregate amount of Revenue Interest Payments received by OrbiMed as of March 31, 2028, would equal $150 million. The total Revenue Interest Payments payable by us to OrbiMed are capped at 1.8x of the purchase price or up to a maximum of 1.9x of the purchase price under certain conditions. Net proceeds from the Royalty Financing Agreement, after deducting the lenders fees and deal expenses of $3.8 million, were $146.2 million.
In October 2022, we also completed an underwritten offering of 13,750,000 shares of our common stock at a public offering price of $20.00 per share. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expense of $16.2 million, were $258.8 million.
We may need to raise additional capital to fund our operations, the continued commercialization of ARIKAYCE, launch readiness activities for the potential launch of brensocatib for the treatment of patients with bronchiectasis, if approved, clinical trials for brensocatib, TPIP, and our future product candidates, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address serious or rare diseases. While we believe we currently have sufficient funds to meet our financial needs for at least the next 12 months, we may opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be the ASPEN trial, expenses related to our commercialization efforts and our ARISE and ENCORE clinical trials for ARIKAYCE, and other development activities for brensocatib, and to a lesser extent, expenses related to the clinical development of TPIP and our early-research programs.
Cash Flows
As of March 31, 2023, we had cash and cash equivalents of $968.9 million, as compared with $1,074.0 million as of December 31, 2022. In addition, as of March 31, 2023, we had marketable securities of $29.8 million as compared with $74.2 million as of December 31, 2022. The $105.1 million decrease in cash and cash equivalents was primarily due to the purchase of marketable securities and cash used in operating activities. Our working capital was $941.1 million as of March 31, 2023, as compared with $1,083.1 million as of December 31, 2022.
Net cash used in operating activities was $146.3 million and $105.2 million for the three months ended March 31, 2023 and 2022, respectively. The net cash used in operating activities during the three months ended March 31, 2023 and 2022 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The increase in cash used in operating activities for the three months ended March 31, 2023 compared to the corresponding period in 2022 was primarily due to the increase in net loss, excluding the adjustments to reconcile net loss to net cash used in operating activities.
Net cash provided by (used in) investing activities was $41.6 million and $(101.4) million for the three months ended March 31, 2023 and 2022, respectively. The decrease in 2023 is due to purchases of marketable securities in three months ended March 31, 2022 and the maturity of marketable securities in the three months ended March 31, 2023.
Net cash (used in) provided by financing activities was $(0.4) million and $6.5 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in 2023 is due to decrease in net cash proceeds from the exercise of stock options in the three months ended March 31, 2023.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations during the three months ended March 31, 2023 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. For the required interim disclosure updates related to our accounting policies and estimates, see Note 2 — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.
ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2023, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government. As of March 31, 2023, our marketable securities were invested in US treasury notes with an original maturity of greater than 90 days.
As of March 31, 2023, we had $800.0 million of convertible notes outstanding. Our 2025 Convertible Notes and our 2028 Convertible Notes bear interest at a coupon rate of 1.75% and 0.75%, respectively. In addition, as of March 31, 2023, we had a $350 million Term Loan and a $150.0 million Royalty Financing Agreement outstanding. The Term Loan accrues interest quarterly at the SOFR subject to a floor of 2.5%, plus a margin of 7.75% per annum. We entered into the Swap Contract as a hedge to the Term Loan variable interest rate. The Royalty Financing Agreement pays interest at 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% thereafter as well as 0.75% of brensocatib global net sales, if approved. If a 10% change in interest rates had occurred on March 31, 2023, it would not have had a material effect on the fair value of our debt as of that date, nor would it have a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the three months ended March 31, 2023 and 2022, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 4.                                                CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.                                       RISK FACTORS
Our business is subject to substantial risks and uncertainties. You should carefully consider the risk factors set forth below as well as the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023. Any of the risks and uncertainties described below and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Form 10-Q (please read the Cautionary Note Regarding Forward-Looking Statements in this Form 10-Q).
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 6, 2023, the Company acquired Vertuis, a privately held, preclinical stage company. In connection with the transaction, the Company issued an aggregate of 500,000 shares of the Company’s common stock to the Vertuis equityholders. The Company is obligated to issue to Vertuis equityholders shares of the Company’s common stock on July 1, 2024 having an aggregate value of $1 million, based on the share price on June 28, 2024. The shares of the Company’s common stock issuable to the Vertuis equityholders are being issued pursuant to Section 4(a)(2) of the Securities Act of 1933. The Company did not and will not receive any proceeds from the issuance of common stock to the Vertuis equity holders.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on March 30, 2020).

10.1*	Form of Insmed Incorporated Non-Qualified Stock Option Inducement Award Agreement.

10.2*	Form of Insmed Incorporated Non-Qualified Stock Option Inducement Award Agreement for non-U.S. employees.

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL and contained in Exhibit 101.

* Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: May 4, 2023	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)