Form 10-Q
period 2023-06-30
INSMED Inc
filed 2023-08-03
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, there were 143,800,000 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

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

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$612,882	$1,074,036
Marketable securities	304,886	74,244
Accounts receivable	30,947	29,713
Inventory	77,349	69,922
Prepaid expenses and other current assets	26,360	25,468
Total current assets	1,052,424	1,273,383
Fixed assets, net	62,113	56,491
Finance lease right-of-use assets	22,341	23,697
Operating lease right-of-use assets	16,476	21,894
Intangibles, net	66,230	68,756
Goodwill	136,110	136,110
Other assets	83,445	76,104
Total assets	$1,439,139	$1,656,435
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$197,653	$182,117
Finance lease liabilities	2,445	1,217
Operating lease liabilities	4,159	6,909
Total current liabilities	204,257	190,243
Debt, long-term	1,139,805	1,125,250
Royalty financing agreement	152,020	148,015
Contingent consideration	46,400	51,100
Finance lease liabilities, long-term	28,370	29,636
Operating lease liabilities, long-term	12,871	14,853
Other long-term liabilities	11,161	9,387
Total liabilities	1,594,884	1,568,484
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 142,750,463 and 135,653,731 issued and outstanding shares at June 30, 2023 and December 31, 2022, respectively	1,428	1,357
Additional paid-in capital	2,945,229	2,782,416
Accumulated deficit	(3,101,151)	(2,696,578)
Accumulated other comprehensive (loss) income	(1,251)	756
Total shareholders’ (deficit) equity	(155,745)	87,951
Total liabilities and shareholders’ equity	$1,439,139	$1,656,435
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Product revenues, net	$77,229	$65,221	$142,443	$118,328

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	16,594	16,395	30,424	28,586
Research and development	196,969	88,527	324,834	172,883
Selling, general and administrative	84,431	59,974	164,345	116,722
Amortization of intangible assets	1,263	1,263	2,526	2,526
Change in fair value of deferred and contingent consideration liabilities	13,500	(12,622)	4,000	(24,240)
Total operating expenses	312,757	153,537	526,129	296,477

Operating loss	(235,528)	(88,316)	(383,686)	(178,149)

Investment income	11,172	835	21,696	972
Interest expense	(20,619)	(3,357)	(40,622)	(6,648)
Change in fair value of interest rate swap	1,184	—	(349)	—
Other expense, net	(488)	(4,306)	(599)	(5,555)
Loss before income taxes	(244,279)	(95,144)	(403,560)	(189,380)

Provision for income taxes	530	501	1,013	886

Net loss	$(244,809)	$(95,645)	$(404,573)	$(190,266)

Basic and diluted net loss per share	$(1.78)	$(0.80)	$(2.95)	$(1.60)

Weighted average basic and diluted common shares outstanding	137,553	119,602	136,957	119,267

Net loss	$(244,809)	$(95,645)	$(404,573)	$(190,266)
Other comprehensive income (loss):
Foreign currency translation loss	(2,202)	(208)	(2,373)	(702)
Unrealized (loss) gain on marketable securities	(132)	(491)	366	(1,195)
Total comprehensive loss	$(247,143)	$(96,344)	$(406,580)	$(192,163)

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at March 31, 2022	119,346	$1,193	$2,428,582	$(2,309,665)	$(230)	$119,880
Comprehensive loss:
Net loss				(95,645)		(95,645)
Other comprehensive loss					(699)	(699)
Exercise of stock options and ESPP shares	345	4	6,440			6,444
Issuance of common stock for vesting of RSUs	174	2				2
Stock compensation expense			14,259			14,259
Balance at June 30, 2022	119,865	$1,199	$2,449,281	$(2,405,310)	$(929)	$44,241

Balance at March 31, 2023	136,429	$1,364	$2,809,242	$(2,856,342)	$1,083	$(44,653)
Comprehensive loss:
Net loss				(244,809)		(244,809)
Other comprehensive income					(2,334)	(2,334)
Exercise of stock options and ESPP shares	513	5	7,278			7,283
Net proceeds from issuance of common stock	2,028	20	37,994			38,014
Issuance of common stock for vesting of RSUs	349	5	—			5
Issuance of common stock for asset acquisition	3,431	34	72,356			72,390
Stock compensation expense			18,359			18,359
Balance at June 30, 2023	142,750	$1,428	$2,945,229	$(3,101,151)	$(1,251)	$(155,745)
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2021	118,738	$1,187	$2,673,556	$(2,265,243)	$968	$410,468
Cumulative impact of ASU adoption 2020-06			(264,609)	50,199		(214,410)
Comprehensive loss:
Net loss				(190,266)		(190,266)
Other comprehensive loss					(1,897)	(1,897)
Exercise of stock options and ESPP shares	795	8	13,252			13,260
Issuance of common stock for vesting of RSUs	332	4				4
Stock compensation expense			27,082			27,082
Balance at June 30, 2022	119,865	$1,199	$2,449,281	$(2,405,310)	$(929)	$44,241

Balance at December 31, 2022	135,654	$1,357	$2,782,416	$(2,696,578)	$756	$87,951
Comprehensive loss:
Net loss				(404,573)		(404,573)
Other comprehensive income					(2,007)	(2,007)
Exercise of stock options and ESPP shares	595	6	8,416			8,422
Net proceeds from issuance of common stock	2,028	20	37,994			38,014
Issuance of common stock for vesting of RSUs	542	6				6
Issuance of common stock for asset acquisition	3,931	39	81,601			81,640
Stock compensation expense			34,802			34,802
Balance at June 30, 2023	142,750	$1,428	$2,945,229	$(3,101,151)	$(1,251)	$(155,745)
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(404,573)	$(190,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,559	2,244
Amortization of intangible assets	2,526	2,526
Stock-based compensation expense	34,802	27,082
Amortization of debt issuance costs	3,728	1,643
Paid-in-kind interest capitalized	11,201	—
Royalty financing non-cash interest expense	3,846	—
Finance lease amortization expense	1,356	1,365
Non-cash operating lease expense	7,299	9,765
Change in fair value of deferred and contingent consideration liabilities	4,000	(24,240)
Change in fair value of interest rate swap	349	—
Vertuis acquisition	10,250	—
Adrestia acquisition	76,481	—
Changes in operating assets and liabilities:
Accounts receivable	(2,291)	(6,784)
Inventory	(8,081)	724
Prepaid expenses and other current assets	(155)	4,101
Other assets	(7,458)	(15,531)
Accounts payable and accrued liabilities	224	(3,558)
Other liabilities	(5,158)	(16,533)
Net cash used in operating activities	(269,095)	(207,462)
Investing activities
Purchase of fixed assets	(8,281)	(4,605)
Purchase of marketable securities	(292,690)	(99,706)
Cash acquired in asset acquisition	3,417	—
Maturities of marketable securities	65,000	—
Net cash used in investing activities	(232,554)	(104,311)
Financing activities
Proceeds from exercise of stock options and ESPP	8,422	13,264
Proceeds from issuance of common stock, net	38,014	—
Payments of finance lease principal	(1,291)	(494)
Payment of debt issuance costs	(1,218)	—
Net cash provided by financing activities	43,927	12,770
Effect of exchange rates on cash and cash equivalents	(3,432)	(1,701)
Net decrease in cash and cash equivalents	(461,154)	(300,704)
Cash and cash equivalents at beginning of period	1,074,036	716,782
Cash and cash equivalents at end of period	$612,882	$416,078
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,491	$5,004
Cash paid for income taxes	$1,362	$1,194

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation
Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE, is approved in the United States (US) as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the European Commission (EC) approved ARIKAYCE for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis (CF). In March 2021, Japan's Ministry of Health, Labour and Welfare (MHLW) approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's clinical-stage pipeline includes brensocatib, treprostinil palmitil inhalation powder (TPIP) and early-stage research programs. Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), which the Company is developing for the treatment of patients with bronchiectasis, as well as other neutrophil-mediated diseases, including chronic rhinosinusitis without nasal polyps (CRSsNP). TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary hypertension associated with interstitial lung disease (PH-ILD) and pulmonary arterial hypertension (PAH). The Company is also advancing its early-stage research programs encompassing a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, and synthetic rescue.
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
     The Company had $612.9 million in cash and cash equivalents and $304.9 million of marketable securities as of June 30, 2023 and reported a net loss of $404.6 million for the six months ended June 30, 2023. The Company has funded its operations through public offerings of equity securities, debt financings and revenue interest financings. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP and its other pipeline programs, continuing commercialization and regulatory activities for ARIKAYCE and pre-commercial, regulatory and, if approved, commercialization activities for brensocatib, and funding other general and administrative activities.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Summary of Significant Accounting Policies
The Company’s complete listing of significant accounting policies is set forth in Note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Selected significant accounting policies are discussed in further detail below.
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for uncollectible trade receivables. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the six months ended June 30, 2023 and their respective percentages for the six months ended June 30, 2022.

	June 30,
	2023	2022
Customer A	36%	36%
Customer B	35%	32%
Customer C	17%	19%
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
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to royalty expenses and revenue-based milestone payments. Cost is determined using a standard cost method, which approximates actual cost, and assumes a first in, first out flow of goods. Inventory used for clinical development purposes is expensed to R&D expense when consumed. See Note 5 - Inventory for further details.
Acquisitions - The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 2. Summary of Significant Accounting Policies (Continued)
determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business.
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
If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. If the in-licensed agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and therefore have no alternative future use, the Company expenses payments made under such license agreements as acquired IPR&D expense in its consolidated statement of comprehensive loss. Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable (unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired). Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets. See Note 16 - Acquisitions for further information.
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
Goodwill - Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As of June 30, 2023 and December 31, 2022, the Company continues to operate as one reporting unit. The Company will perform its next annual impairment testing for goodwill as of October 1, 2023. See Note 6 - Intangibles, Net and Goodwill for further details.
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
Foreign Currency - The Company has operations in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the UK, and Japan. The results of the Company's non-US dollar based functional currency operations are translated to US dollars at the average exchange rates during the period. Assets and liabilities are translated at the exchange rate prevailing at the balance sheet date. Equity is translated at the prevailing exchange rate at the date of the equity transaction. Translation adjustments are included in shareholders' (deficit) equity, as a component of accumulated other comprehensive (loss) income.
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
Synthetic Royalty Financing Agreement - In October 2022, the Company entered into a revenue interest purchase agreement (the Royalty Financing Agreement) with OrbiMed Royalty & Credit Opportunities IV, LP (OrbiMed). The fair value of the Royalty Financing Agreement at the time of the transaction was based on the Company’s estimates of future royalties expected to be paid to OrbiMed over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. This liability is being amortized using the effective interest method over the life

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 2. Summary of Significant Accounting Policies (Continued)
of the arrangement, in accordance ASC 470, Debt and ASC 835, Interest. The Company is utilizing the prospective method to account for subsequent changes in the estimated future payments to be made to OrbiMed and updates the effective interest rate on a quarterly basis. See Note - 11 Royalty Financing Agreement for further details.
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
The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2022		Six Months Ended June 30,
	2023	2022	2023	2022

Numerator:
Net loss	$(244,809)	$(95,645)	$(404,573)	$(190,266)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	137,553	119,602	136,957	119,267
Effect of dilutive securities:
Common stock options	—	—	—	—
RS and RSUs	—	—	—	—
PSUs	—	—	—	—
Convertible debt securities	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	137,553	119,602	136,957	119,267
Net loss per share:
Basic and diluted	$(1.78)	$(0.80)	$(2.95)	$(1.60)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of June 30, 2023 and 2022, respectively, as their effect would have been anti-dilutive (in thousands):

	June 30,
	2023	2022
Common stock options	21,999	17,806
Unvested restricted stock and RSUs	2,828	1,619
PSUs	666	670
Convertible debt securities	23,438	23,438
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
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	June 30, 2023
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$612.9	$612.9	$—	$—
Marketable securities	$304.9	$304.9	$—	$—
Collateral for interest rate swap	$5.0	$5.0	$—	$—
Liabilities
Interest rate swap	$1.9	$—	$1.9	$—
Deferred consideration	$7.8	$—	$7.8	$—
Contingent consideration	$61.7	$—	$—	$61.7

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
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. The collateral for interest rate swap and the interest rate swap are recorded in other assets and accounts payable and accrued liabilities, respectively, in the consolidated balance sheet as of June 30, 2023 and December 31, 2022. The collateral for interest rate swap is cash, a Level 1 asset. The interest rate swap is a Level 2 liability as it uses observable inputs other than quoted market prices in an active market. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2023.
As of June 30, 2023, the Company held $304.9 million of current available-for-sale securities, net of an unrealized gain of $0.3 million recorded in accumulated other comprehensive (loss) income. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets.
The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) failure of the issuer to make scheduled interest or principal payments; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the three and six months ended June 30, 2023.
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
The deferred consideration has been classified as a Level 2 recurring liability as its valuation utilizes an input, the Insmed share price, which is a directly observable input at the measurement date and for the duration of the liabilities' anticipated lives. Deferred consideration expected to be settled within 12 months or less is classified as a current liability within accounts payable and accrued liabilities. As of June 30, 2023, the fair value of deferred consideration included in accounts payable and accrued liabilities was $3.9 million. Deferred consideration expected to be settled in more than 12 months is classified as a non-current liability within other long-term liabilities. As of June 30, 2023, the fair value of deferred consideration included in other long-term liabilities was $3.9 million.
The following observable input was used in the valuation of the deferred consideration as of June 30, 2023:

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)

	Fair Value as of June 30, 2023 (in millions)	Observable Input	Input Value
Deferred consideration	$7.8	Insmed share price as of June 30, 2023	$21.10
Contingent Consideration
The contingent consideration liabilities arose from the Business Acquisition in August 2021 (Note 16). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher milestone and net sales milestones. Upon the achievement of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 5,348,572 shares in the aggregate and AlgaeneX equityholders up to 368,867 shares in the aggregate. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. At June 30, 2023, the weighted average probability of success was 42%. The development and regulatory milestones will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation.
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
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of June 30, 2023, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.
The contingent consideration liabilities have been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the inputs to the valuation approach, the estimated fair value could be significantly different than the fair value the Company determined. Contingent consideration expected to be settled within 12 months or less is classified as a current liability within accounts payable and accrued liabilities. As of June 30, 2023, the fair value of contingent consideration included in accounts payable and accrued liabilities was $15.3 million. Contingent consideration expected to be settled in more than twelve months is classified as a non-current liability. As of June 30, 2023, the fair value of non-current contingent consideration was $46.4 million.
A valuation of the contingent consideration liabilities is performed quarterly with gains and losses included within change in fair value of contingent consideration liabilities in the consolidated statements of comprehensive loss. The following significant unobservable inputs were used in the valuation of the development and regulatory milestones and the priority review voucher milestone as of June 30, 2023:

	Fair Value as of June 30, 2023 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$51.0	Probability-adjusted	Probabilities of success	14% - 97%
Priority review voucher milestone	$6.8	Probability-adjusted discounted cash flow	Probability of success	16.4%
			Discount rate	10.1%
The following table is a summary of the changes in the fair value of the Company's valuations for the deferred and contingent consideration liabilities for the six months ended June 30, 2023 and 2022 (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)

	Deferred Consideration (Level 2 Liabilities)	Contingent Consideration (Level 3 Liabilities)
Balance as of December 31, 2021	$14,931	$75,668
Additions	—	—
Change in Fair Value	(4,172)	(20,068)
Payments	—	—
Balance as of June 30, 2022	$10,759	$55,600

Balance as of December 31, 2022	$7,400	$58,100
Additions	—	—
Change in Fair Value	400	3,600
Payments	—	—
Balance as of June 30, 2023	$7,800	$61,700
Convertible Notes
The fair value of the convertible notes, which differs from their carrying value, is influenced by interest rates, the Company's stock price and stock price volatility (collectively, the Current Market Factors), and is determined by prices for the convertible notes observed in market trading which are Level 2 inputs.
The estimated fair value of the liability component of the Company's 0.75% convertible senior notes due 2028 (the 2028 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of June 30, 2023 was $472.2 million, determined using Current Market Factors and the ability of the Company to obtain debt on comparable terms to the 2028 Convertible Notes.
The estimated fair value of the liability component of the Company's 1.75% convertible senior notes due 2025 (the 2025 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of June 30, 2023 was $214.9 million, determined using Current Market Factors, and the ability of the Company to obtain debt on comparable terms to the 2025 Convertible Notes. See Note 10 - Debt for further details on the Company's convertible notes.

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
The following table presents a summary of the Company's product revenues, net, by geographic location for the three and six months ended June 30, 2023 and 2022 (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Product Revenues, Net (Continued)

	Three Months Ended June 30, 2022		Six Months Ended June 30,
	2023	2022	2023	2022
US	$57,665	$47,190	$106,732	$87,972
Japan	15,593	15,849	28,749	26,525
Europe and rest of world	3,971	2,182	6,962	3,831
Total product revenues, net	$77,229	$65,221	$142,443	$118,328
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
5. Inventory
As of June 30, 2023 and December 31, 2022, the Company's inventory balance consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$26,900	$27,245
Work-in-process	30,331	22,460
Finished goods	20,118	20,217
	$77,349	$69,922
The Company has not recorded any significant inventory write-downs. The Company currently uses a limited number of third-party contract manufacturing organizations (CMOs) to produce its inventory.
6. Intangibles, Net and Goodwill
 Intangibles, Net
Finite-lived Intangible Assets
As of June 30, 2023, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D and the milestones paid to PARI for the license to use Lamira for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestones intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of these assets during each of the next five years is estimated to be approximately $5.1 million per year.
Indefinite-lived Intangible Assets
As of June 30, 2023, the Company's indefinite-lived intangible assets consisted of acquired IPR&D from the Business Acquisition (Note 16). Indefinite-lived intangible assets are not amortized.
A rollforward of the Company's intangible assets for the six months ended June 30, 2023 and June 30, 2022 is as follows (in thousands):

Intangible Asset	December 31, 2022	Additions	Amortization	June 30, 2023
Acquired ARIKAYCE R&D	$37,588	$—	$(2,425)	$35,163
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,568	—	(101)	1,467
	$68,756	$—	$(2,526)	$66,230

Intangible Asset	December 31, 2021	Additions	Amortization	June 30, 2022
Acquired ARIKAYCE R&D	$42,439	$—	$(2,425)	$40,014
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,770	—	(101)	1,669
	$73,809	$—	$(2,526)	$71,283
Goodwill
The Company's goodwill balance of $136.1 million as of June 30, 2023 and December 31, 2022, resulted from the August 2021 Business Acquisition. See Note 16 - Acquisitions for further details.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)	As of
Asset Description		June 30, 2023	December 31, 2022
Lab equipment	7	$21,661	$16,403
Furniture and fixtures	7	6,428	6,428
Computer hardware and software	3-5	5,809	5,227
Office equipment	7	89	89
Manufacturing equipment	7	1,336	1,203
Leasehold improvements	2-10	37,274	37,057
Construction in progress	—	31,398	29,529
		103,995	95,936
Less: accumulated depreciation		(41,882)	(39,445)
		$62,113	$56,491

8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Accounts payable and other accrued operating expenses	$55,699	$50,461
Accrued clinical trial expenses	33,599	36,456
Accrued professional fees	19,053	14,403
Accrued technical operation expenses	7,099	3,345
Accrued compensation and employee related costs	25,151	32,040
Accrued royalty and milestones payable	6,231	4,710
Accrued interest payable	2,176	6,340
Royalty revenue payable	3,089	2,149
Accrued sales allowances and related costs	11,077	6,974
Accrued France ATU reimbursement payable	12,895	12,943
Deferred and contingent consideration from Business Acquisition	19,200	10,700
Other accrued liabilities	2,384	1,596
	$197,653	$182,117
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
The Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $4.1 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, and $4.2 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.
The table below summarizes the supplemental non-cash disclosures of the Company's leases included in its consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance right-of-use assets obtained in exchange for lease obligations	$—	$—	$—	$9,287
Operating right-of-use assets obtained in exchange for lease obligations	$130	$166	$1,881	$507
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $44.5 million and $40.7 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.

10. Debt
Debt, long-term consists of the following commitments as of June 30, 2023 and December 31, 2022 (in thousands):

	As of
	June 30, 2023	December 31, 2022
Convertible notes	$787,265	$785,621
Term Loan	352,540	339,629
Debt, long-term	$1,139,805	$1,125,250
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
which the redemption price is paid. To date, there have not been any holder-initiated redemption requests of either series of convertible notes.
Each series of convertible notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in both series of convertible notes are not required to be separately accounted for as a derivative. However, since the convertible notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate each series of convertible notes into liability and equity components. The carrying amount of the liability component of each series of convertible notes as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources that utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option for each series of convertible notes was determined by deducting the fair value of the liability component from the gross proceeds of the applicable convertible notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the 2025 Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6% and, accordingly, the residual equity component on the date of issuance was $140.9 million. The fair value of the liability component of the 2028 Convertible Notes on the date of issuance was estimated at $371.6 million using an effective interest rate of 7.1% and, accordingly, the residual equity component on the date of issuance was $203.4 million. The respective discounts were amortized to interest expense over the term of the applicable series of convertible notes through December 31, 2021, prior to the adoption of ASU 2020-06. The 2025 Convertible Notes and 2028 Convertible Notes have remaining terms of approximately 1.54 years and 4.92 years, respectively.
The $563.8 million carrying value of the 2028 Convertible Notes as of June 30, 2023 excludes $11.2 million of unamortized debt issuance costs. The $223.4 million carrying value of the 2025 Convertible Notes as of June 30, 2023 excludes $1.6 million of unamortized debt issuance costs. The following table presents the carrying value of the Company's convertible notes balance (in thousands):

	As of
	June 30, 2023	December 31, 2022
Face value of outstanding convertible notes	$800,000	$800,000
Debt issuance costs, unamortized	(12,735)	(14,379)
Convertible notes	$787,265	$785,621
Secured Senior Term Loan
In October 2022, the Company entered into a $350 million senior secured term loan agreement with Pharmakon Advisors LP, manager of the BioPharma Credit funds (the Term Loan). The Term Loan matures on October 19, 2027 and bears interest at a rate based upon the secured overnight financing rate (SOFR), subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. Up to 50% of the interest payable during the first 24 months from the closing of the Term Loan may be paid-in-kind at the Company's election. If elected, paid-in-kind interest will be capitalized and added to the principal amount of the Term Loan. The Term Loan, including the paid-in-kind interest, will be repaid in eight equal quarterly payments starting in the 13th quarter following the closing of the Term Loan (i.e., the quarter ending March 31, 2026), except that the repayment start date may be extended at the Company's option for an additional four quarters, so that repayments start in the 17th quarter following the closing of the Term Loan, subject to the achievement of specified ARIKAYCE data thresholds and certain other conditions. During the six months ended June 30, 2023, paid-in-kind interest capitalized was $11.2 million. Net proceeds from the Term Loan, after deducting the lenders fees and deal expenses of $15.2 million, were $334.8 million.
The following table presents the carrying value of the Company’s Term Loan balance as of June 30, 2023 (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)

	As of
	June 30, 2023	December 31, 2022
Original Term Loan balance	$350,000	$350,000
Paid-in-kind interest capitalized	15,366	4,165
Term Loan issuance costs, unamortized	(12,826)	(14,536)
Term Loan	$352,540	$339,629
As of June 30, 2023, future principal repayments of debt for each of the years through maturity were as follows (in thousands):

Year Ending December 31:
2023	$—
2024	—
2025	225,000
2026	182,683
2027	182,683
2028 and thereafter	575,000
$1,165,366
Interest Expense
Interest expense related to debt and finance leases for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Convertible debt contractual interest expense	$2,062	$2,062	$4,125	$4,125
Term Loan contractual interest expense	11,490	—	22,401	—
Royalty Financing Agreement interest expense	4,805	—	9,569	—
Amortization of debt issuance costs	2,004	821	3,728	1,643
Swap interest income	(354)	—	(427)	—
Total debt interest expense	20,007	2,883	39,396	5,768
Finance lease interest expense	612	474	1,226	880
Total interest expense	$20,619	$3,357	$40,622	$6,648
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
forecasts from market data sources, which are considered Level 3 inputs. This liability is being amortized using the effective interest method over the life of the arrangement, in accordance ASC 470, Debt and ASC 835, Interest. The initial annual effective interest rate was determined to be 12.4%. The Company is utilizing the prospective method to account for subsequent changes in the estimated future payments to be made to OrbiMed and updates the effective interest rate on a quarterly basis.
The following table shows the activity within the liability account for the six month period ended June 30, 2023 and year ended December 31, 2022 (in thousands):

	Six Months Ended June 30, 2023	Twelve Months Ended December 31, 2022
Royalty financing agreement liability - beginning balance	$151,538	$150,000
Revenue Interest Payments paid and payable	(5,698)	(2,149)
Interest expense recognized	9,569	3,687
Royalty financing agreement liability - ending balance	$155,409	$151,538
Royalty financing issuance costs:
Royalty issuance costs, unamortized - beginning balance	$(3,523)	$(3,624)
Amortization of issuance costs	266	101
Other	(132)	—
Deferred issuance costs, unamortized - ending balance	$(3,389)	$(3,523)
Royalty Financing Agreement	$152,020	$148,015

The current liability recorded in connection with the royalty financing agreement was $3.1 million and $2.1 million as of June 30, 2023 and December 31, 2022, respectively, which was recorded within accounts payable and accrued expenses on the consolidated balance sheet. The current liability balance as of June 30, 2023 and December 31, 2022 is attributable to Revenue Interest Payments not yet paid. Non-cash interest expense is recorded within interest expense in the consolidated statements of comprehensive loss.
12. Shareholders' Equity
Common Stock — As of June 30, 2023, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 142,750,463 shares of common stock issued and outstanding. In addition, as of June 30, 2023, the Company had reserved 21,998,934 shares of common stock for issuance upon the exercise of outstanding stock options, 2,828,160 shares of common stock for issuance upon the vesting of RSUs and 666,382 shares for issuance upon the vesting of PSUs. The Company has also reserved 23,438,430 shares of common stock in the aggregate for issuance upon conversion of the 2025 Convertible Notes and 2028 Convertible Notes, subject to adjustment in accordance with the applicable indentures. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions. The shares of the Company’s common stock reserved in connection with the Motus acquisition were partly issued as acquisition consideration at closing and on the first anniversary of the closing date of the acquisition, and will also be issued upon the second and third anniversaries of the closing date of the acquisition and upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions.
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
In the second quarter of 2023, in connection with the Company's acquisition of Adrestia Therapeutics Ltd. (Adrestia), the Company issued 3,430,867 shares of the Company's common stock as consideration at closing. See Note 16 - Acquisitions for further details.
In connection with the Company’s acquisition of Vertuis Bio, Inc. (Vertuis), the Company reserved 550,000 shares of the Company’s common stock, subject to future adjustment. An aggregate of 500,000 of the reserved shares were issued as

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Shareholders' Equity (Continued)
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
In the first quarter of 2021, the Company entered into a sales agreement with SVB Leerink LLC (now known as SVB Securities LLC) (SVB Securities), to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an “at the market” equity offering program (the ATM program), under which SVB Securities acts as sales agent. In the second quarter of 2023, the Company issued and sold an aggregate of 2,000,000 shares of common stock through the ATM program at a weighted-average public offering price of $19.35 per share and received net proceeds of $37.5 million. During the third quarter of 2022, the Company issued and sold an aggregate of 1,289,995 shares of common stock through the ATM program at a weighted-average public offering price of $26.68 per share and received net proceeds of $33.4 million. As of June 30, 2023, an aggregate of $176.9 million of shares of common stock remain available to be issued and sold under the ATM program.
Preferred Stock — As of June 30, 2023, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.
13. Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated Amended and Restated 2019 Incentive Plan (the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders on May 11, 2023. The 2019 Incentive Plan replaced the Insmed Incorporated 2019 Incentive Plan, as amended. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. At the May 2023 Annual Meeting of Shareholders, in connection with approval of the 2019 Incentive Plan, the Company's shareholders approved the issuance of an additional 10,500,000 shares under the plan. As of June 30, 2023, 6,866,417 shares remain available for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the six months ended June 30, 2023, the Company granted inducement stock options covering 1,299,040 shares of the Company's common stock to new employees.
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
Stock Options — As of June 30, 2023, there was $143.5 million of unrecognized compensation expense related to unvested stock options. As of June 30, 2023, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria.
Restricted Stock Units — As of June 30, 2023, there was $52.0 million of unrecognized compensation expense related to unvested RSU awards.
Performance Stock Units — As of June 30, 2023, there were 266,550 unvested PSUs outstanding with an unrecognized compensation expense of $10.4 million, which assumes a payout of 100% of the target.
The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options, RSUs and the ESPP during the three and six months ended June 30, 2023 and 2022, respectively (in millions):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$8.8	$6.7	$16.7	$12.3
Selling, general and administrative	9.6	7.6	18.1	14.8
Total	$18.4	$14.3	$34.8	$27.1
There was no stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to PSUs during the three and six months ended June 30, 2023 or June 30, 2022, as the performance conditions associated with the PSU awards were not probable as of either date.
14. Income Taxes
The Company recorded a provision for income taxes of $0.5 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively. The provisions recorded for the three and six months ended June 30, 2023 and 2022 are primarily a result of certain of the Company's international subsidiaries, which had taxable income during the periods. Additionally, the Company is impacted by certain state taxes which effectively impose income tax on modified gross revenues. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.
The Company is subject to US federal, state and international income taxes and the statute of limitations for tax audit is open for the Company’s federal tax returns for the years ended 2019 and later, generally open for certain states for the years 2018 and later, and generally open for international jurisdictions for the years 2017 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of June 30, 2023 and December 31, 2022, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of June 30, 2023 and December 31, 2022 or the consolidated statements of comprehensive loss for the three and six months ended June 30, 2023 and 2022. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.
15. Commitments and Contingencies
Rent expense charged to operations was $2.1 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively, and $4.3 million and $3.9 million for the six months ended June 30, 2023 and 2022, respectively.
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
16. Acquisitions
Asset Acquisitions
Adrestia Therapeutics Ltd
In June 2023, the Company acquired all of the issued and outstanding share capital of Adrestia, a privately held, preclinical stage company. At the closing of the transaction, the Company issued an aggregate of 3,430,867 shares of the Company’s common stock to Adrestia’s former shareholders (collectively, the Adrestia shareholders). The closing share price on the date of the transaction was $21.10, resulting in a purchase price of $72.4 million. The Adrestia shareholders may also become entitled to receive contingent payments up to an aggregate of $326.5 million in cash upon the achievement of certain development, regulatory and commercial milestone events, as well as royalty payments based upon a low single-digit percentage of net sales of certain products, both subject to the terms and conditions of the agreement.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Acquisitions (Continued)
The shares of the Company’s common stock issued to the Adrestia shareholders were issued pursuant to Section 4(a)(2) of the Securities Act of 1933 (and, with respect to certain Adrestia shareholders, in reliance on Regulation S promulgated under the Securities Act of 1933). The Company did not receive any net proceeds from the issuance of common stock to the Adrestia shareholders.
The Company evaluated the acquisition under ASC 805 and ASU 2017-01 and concluded that substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets and accounted for the transaction as an asset acquisition. The Company determined that the IPR&D acquired did not have any future alternative use and, in accordance with ASC 730, Research and Development, expensed the assets within research and development in the consolidated statement of comprehensive loss as of the date of the acquisition. The Company recognized $76.5 million as IPR&D expense, after adjusting for working capital assumed in connection with the asset acquisition.
Vertuis Bio, Inc.
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
The shares of the Company’s common stock issued to the Vertuis equityholders were issued, and the shares issuable in the future will be issued, pursuant to Section 4(a)(2) of the Securities Act of 1933.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Acquisitions (Continued)
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
Our clinical-stage pipeline includes brensocatib, TPIP and early-stage research programs. Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which we are developing for the treatment of patients with bronchiectasis, and other neutrophil-mediated diseases, including CRSsNP. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PH-ILD and PAH. Our early-stage research programs encompass a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, and synthetic rescue.
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
•We anticipate sharing muscle biopsy data in Duchenne muscular dystrophy (DMD) in the first half of 2024.
To complement our internal research and development, we also actively evaluate in-licensing and acquisition opportunities for a broad range of rare diseases.

Our Strategy
Our strategy focuses on the needs of patients with rare diseases. Our first product ARIKAYCE, is approved in the US as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with MAC. Our product candidates are brensocatib, our Phase 3 product candidate which we are developing for patients with bronchiectasis, and other neutrophil-mediated diseases, and TPIP, our product candidate that may offer a differentiated product profile for patients with PH-ILD and PAH. We are also advancing our early-stage research programs encompassing a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, and synthetic rescue. Our key priorities are as follows:
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
Subsequent lifecycle management studies could also potentially enable us to reach more patients. These initiatives may include new clinical studies sponsored by us and may also include investigator-initiated studies, which are independent clinical studies initiated and sponsored by physicians or research institutions, with funding from us.
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
WILLOW Efficacy Data
We announced topline data for the WILLOW study in February 2020 and full data for the WILLOW study in June 2020. In September 2020, final results from the WILLOW study were published online in the New England Journal of Medicine. The data demonstrate that the WILLOW study met its primary endpoint of time to first pulmonary exacerbation over the 24-week treatment period for both the 10 mg and 25 mg dosage groups of brensocatib compared to placebo (p=0.027, p=0.044, respectively). The risk of exacerbation at any time during the trial was reduced by 42% for the 10 mg group versus placebo (HR 0.58, p=0.029) and by 38% for the 25 mg group versus placebo (HR 0.62, p=0.046). In addition, treatment with brensocatib 10 mg resulted in a significant reduction in the rate of pulmonary exacerbations, a key secondary endpoint, versus placebo. Specifically, patients treated with brensocatib experienced a 36% reduction in the 10 mg arm (p=0.041) and a 25% reduction in the 25 mg arm (p=0.167) versus placebo. Change in concentration of active neutrophil elastase in sputum versus placebo from baseline to the end of the treatment period was also statistically significant (p=0.034 for 10 mg, p=0.021 for 25 mg).
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
Treprostinil Palmitil Inhalation Powder
TPIP is an investigational inhaled formulation of a treprostinil prodrug that has the potential to address certain of the current limitations of existing prostanoid therapies. We believe that TPIP prolongs duration of effect and may provide patients with greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day. Reducing dose frequency has the potential to ease treatment burden for patients and improve compliance. Additionally, we believe that TPIP may be associated with fewer side effects, including severity and/or frequency of cough, headache, throat irritation, nausea, flushing and dizziness that are associated with high initial drug levels and local upper airway exposure when using current inhaled prostanoid therapies. We believe TPIP may offer a differentiated product profile for PH-ILD and PAH.
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
We will continue to advance our Phase 2 development work in both PH-ILD and PAH. We anticipate sharing interim, blinded dose titration and safety and tolerability data from both the PH-ILD and PAH studies in the second half of 2023. We expect topline results from the PH-ILD study to be shared in the first half of 2024.
Early-Stage Research
Our early-stage research efforts are comprised of our preclinical programs, advanced through internal research and development and augmented through business development activities. In March 2021, we acquired a proprietary protein deimmunization platform, called Deimmunized by Design, focused on the reengineering of therapeutic proteins to evade immune recognition and reaction. In August 2021, we acquired Motus and AlgaeneX, preclinical stage companies engaged in the research, development and manufacturing of gene therapies for rare genetic disorders. In January 2023, we acquired Vertuis, a privately held, preclinical stage company engaged in the research and development of gene therapies for rare genetic disorders. In June 2023, we acquired Adrestia, a privately held, preclinical stage company using precision genetic models to search for therapeutic targets, precision diagnostics, novel drug compounds and new applications for existing drugs.
Our initial therapeutic areas of focus include musculoskeletal, CNS, ocular, and rheumatologic diseases. Our first gene therapy candidate using a targeted intrathecal delivery approach will be in DMD. We anticipate sharing muscle biopsy data in DMD in the first half of 2024.
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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2023 and 2022
Overview - Operating Results
Our operating results for the three months ended June 30, 2023, included the following:
•Product revenues, net, increased $12.0 million, or 18.4%, as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $0.2 million as compared to the same period in the prior year as a result of the increase in sales volumes of ARIKAYCE;
•R&D expenses increased $108.4 million as compared to the same period in the prior year primarily resulting from the non-cash cost of the Adrestia acquisition;
•SG&A expenses increased $24.5 million as compared to the same period in the prior year resulting primarily from increases in professional fees and other external expenses;
•Amortization of intangible assets of $1.3 million was consistent with the same period in the prior year;
•Change in fair value of deferred and contingent consideration liabilities increased $26.1 million, primarily as a result of the change in our share price; and
•Interest expense increased $17.3 million as compared to the same period in the prior year due to entering into the Term Loan and Royalty Financing Agreement in the fourth quarter of 2022.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2023	2022	$	%
US	$57,665	$47,190	$10,475	22.2%
Japan	15,593	15,849	(256)	(1.6)%
Europe and rest of world	3,971	2,182	1,789	82.0%
Total product revenues, net	$77,229	$65,221	$12,008	18.4%
Product revenues, net, for the three months ended June 30, 2023 increased to $77.2 million as compared to $65.2 million in the same period in 2022, an increase of 18.4% as a result of growth in ARIKAYCE sales in the US and Europe and the rest of the world.

Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the three months ended June 30, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2023	2022	$	%
Cost of product revenues (excluding amortization of intangible assets)	$16,594	$16,395	$199	1.2%
Cost of product revenues, as % of revenues	21.5%	25.1%
Cost of product revenues (excluding amortization of intangible assets) increased by $0.2 million, or 1.2%, to $16.6 million for the three months ended June 30, 2023 as compared to $16.4 million in the same period in 2022. The increase in cost of product revenues (excluding amortization of intangibles) for the three months ended June 30, 2023 was primarily attributable to the increase in product revenues discussed above.
R&D Expenses
R&D expenses for the three months ended June 30, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2023	2022	$	%
External Expenses
Clinical development and research	$45,275	$31,333	$13,942	44.5%
Adrestia non-cash asset acquisition	76,497	—	76,497	NA
Manufacturing	18,161	13,922	4,239	30.4%
Regulatory, quality assurance, and medical affairs	4,964	5,993	(1,029)	(17.2)%
Subtotal—external expenses	$144,897	$51,248	$93,649	182.7%
Internal Expenses
Compensation and benefit related expenses	$32,413	$24,469	$7,944	32.5%
Stock-based compensation	8,787	6,647	2,140	32.2%
Other internal operating expenses	10,872	6,163	4,709	76.4%
Subtotal—internal expenses	$52,072	$37,279	$14,793	39.7%
Total R&D expenses	$196,969	$88,527	$108,442	122.5%
R&D expenses increased to $197.0 million during the three months ended June 30, 2023 from $88.5 million in the same period in 2022. The $108.4 million increase in R&D expenses was primarily attributable to the $76.5 million non-cash cost of the Adrestia acquisition (see Note 16 - Acquisitions), a $13.9 million increase in clinical development and research expenses to support the ongoing Phase 3 ASPEN trial of brensocatib and the ARIKAYCE MAC lung disease clinical trial program and a $10.1 million increase in compensation and benefit related expenses and stock-based compensation costs due to an increase in headcount.
External R&D expenses by product for the three months ended June 30, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2023	2022	$	%
ARIKAYCE external R&D expenses	$15,373	$17,131	$(1,758)	(10.3)%
Brensocatib external R&D expenses	26,739	20,404	6,335	31.0%
Adrestia non-cash asset acquisition	76,497	—	76,497	NA
Other external R&D expenses	26,288	13,713	12,575	91.7%
Total external R&D expenses	$144,897	$51,248	$93,649	182.7%
We expect R&D expenses to continue to increase in 2023 relative to 2022 primarily due to our clinical trial activities and related spend, including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trial of ARIKAYCE in a treatment setting for patients with MAC lung disease and our TPIP clinical trials and our research efforts in early stage research.

SG&A Expenses
SG&A expenses for the three months ended June 30, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2023	2022	$	%
Compensation and benefit related expenses	$27,769	$22,047	$5,722	26.0%
Stock-based compensation	9,571	7,612	1,959	25.7%
Professional fees and other external expenses	36,198	21,434	14,764	68.9%
Facility related and other internal expenses	10,893	8,881	2,012	22.7%
Total SG&A expenses	$84,431	$59,974	$24,457	40.8%
SG&A expenses increased to $84.4 million during the three months ended June 30, 2023 from $60.0 million in the same period in 2022. The $24.5 million increase resulted primarily from a $14.8 million increase in professional fees and other external expenses driven by commercial readiness activities for brensocatib. The increase was also due in part to a $7.7 million increase in compensation and benefit related expenses and stock-based compensation costs due to an increase in headcount. We expect SG&A expenses to continue to increase in 2023 relative to 2022 due, in part, to commercial readiness activities for brensocatib.
Amortization of Intangible Assets
Amortization of intangible assets for both the three months ended June 30, 2023 and 2022 was $1.3 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration for the three months ended June 30, 2023 was $13.5 million. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the businesses we acquired. Adjustments to the fair value are due to changes in: the probability of achieving milestones; our stock price; or certain other estimated assumptions.
Investment Income
Investment income increased to $11.2 million for the three months ended June 30, 2023 as compared to $0.8 million in the same period in 2022 due to the increase in marketable securities balance as of June 30, 2023 relative to 2022.
Interest Expense
Interest expense increased to $20.6 million for the three months ended June 30, 2023 as compared to $3.4 million in the same period in 2022 primarily due to entering into the Term Loan and Royalty Financing Agreement in the fourth quarter of 2022. See Note 10 - Debt and Note 11 - Royalty Financing Agreement for further details.
Change in Fair Value of Interest Rate Swap
The change in fair value of interest rate swap for the three months ended June 30, 2023 was $1.2 million. Adjustments to the fair value are due to changes in interest rates as of June 30, 2023 relative to the fair value of interest rate swap as of December 31, 2022.
Comparison of the Six Months Ended June 30, 2023 and 2022
Overview - Operating Results
Our operating results for the six months ended June 30, 2023, included the following:
•Product revenues, net, increased $24.1 million, or 20.4%, as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $1.8 million as compared to the same period in the prior year as a result of the increase in sales volumes of ARIKAYCE;
•R&D expenses increased $152.0 million as compared to the same period in the prior year primarily resulting from the non-cash costs of the Adrestia and Vertuis acquisitions;
•SG&A expenses increased $47.6 million as compared to the same period in the prior year resulting primarily from increases in professional fees and other external expenses;
•Amortization of intangible assets of $2.5 million was consistent with the same period in the prior year;

•Change in fair value of deferred and contingent consideration liabilities increased $28.2 million, primarily as a result of the change in our share price; and
•Interest expense increased $34.0 million as compared to the same period in the prior year due to entering into the Term Loan and Royalty Financing Agreement in the fourth quarter of 2022.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2023	2022	$	%
US	$106,732	$87,972	$18,760	21.3%
Japan	28,749	26,525	2,224	8.4%
Europe and rest of world	6,962	3,831	3,131	81.7%
Total product revenues, net	$142,443	$118,328	$24,115	20.4%
Product revenues, net, for the six months ended June 30, 2023 increased to $142.4 million as compared to $118.3 million in the same period in 2022, an increase of 20.4% as a result of growth in ARIKAYCE sales in the US, Japan and Europe and the rest of the world.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the six months ended June 30, 2023 and 2022 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2023	2022	$	%
Cost of product revenues (excluding amortization of intangible assets)	$30,424	$28,586	$1,838	6.4%
Cost of product revenues, as % of revenues	21.4%	24.2%
Cost of product revenues (excluding amortization of intangible assets) increased by $1.8 million, or 6.4%, to $30.4 million for the six months ended June 30, 2023 as compared to $28.6 million in the same period in 2022. The increase in cost of product revenues (excluding amortization of intangibles) in the six months ended June 30, 2023 was primarily attributable to the increase in product revenues discussed above.
R&D Expenses
R&D expenses for the six months ended June 30, 2023 and 2022 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2023	2022	$	%
External Expenses
Clinical development and research	$88,413	$64,434	$23,979	37.2%
Adrestia and Vertuis non-cash asset acquisitions	86,747	—	86,747	NA
Manufacturing	31,773	24,295	7,478	30.8%
Regulatory, quality assurance, and medical affairs	15,294	10,989	4,305	39.2%
Subtotal—external expenses	$222,227	$99,718	$122,509	122.9%
Internal Expenses
Compensation and benefit related expenses	$65,649	$48,964	$16,685	34.1%
Stock-based compensation	16,686	12,262	4,424	36.1%
Other internal operating expenses	20,272	11,939	8,333	69.8%
Subtotal—internal expenses	$102,607	$73,165	$29,442	40.2%
Total R&D expenses	$324,834	$172,883	$151,951	87.9%
R&D expenses increased to $324.8 million during the six months ended June 30, 2023 from $172.9 million in the same period in 2022. The $152.0 million increase was primarily due to the $86.7 million non-cash cost of the Adrestia and

Vertuis acquisitions, a $24.0 million increase in clinical development and research expenses to support the ongoing Phase 3 ASPEN trial of brensocatib and the ARIKAYCE MAC lung disease clinical trial program and an $21.1 million increase in compensation and benefit related expenses and stock-based compensation costs due to an increase in headcount.
External R&D expenses by product for the six months ended June 30, 2023 and 2022 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2023	2022	$	%
ARIKAYCE external R&D expenses	$33,622	$33,809	$(187)	(0.6)%
Brensocatib external R&D expenses	53,274	42,130	11,144	26.5%
Non-cash asset acquisitions	86,747	—	86,747	NA
Other external R&D expenses	48,584	23,779	24,805	104.3%
Total external R&D expenses	$222,227	$99,718	$122,509	122.9%
We expect R&D expenses to continue to increase in 2023 relative to 2022 primarily due to our clinical trial activities and related spend, including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trial of ARIKAYCE in a treatment setting for patients with MAC lung disease, our TPIP clinical trials and our research efforts in early stage research.
SG&A Expenses
SG&A expenses for the six months ended June 30, 2023 and 2022 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2023	2022	$	%
Compensation and benefit related expenses	$56,164	$45,000	$11,164	24.8%
Stock-based compensation	18,116	14,818	3,298	22.3%
Professional fees and other external expenses	66,164	41,175	24,989	60.7%
Facility related and other internal expenses	23,901	15,729	8,172	52.0%
Total SG&A expenses	$164,345	$116,722	$47,623	40.8%
SG&A expenses increased to $164.3 million during the six months ended June 30, 2023 from $116.7 million in the same period in 2022. The $47.6 million increase resulted primarily from a $25.0 million increase in professional fees and other external expenses driven by commercial readiness activities for brensocatib. The increase was also due to a $14.5 million increase in compensation and benefit related expenses and stock-based compensation costs due to an increase in headcount. We expect SG&A expenses to continue to increase in 2023 relative to 2022 due, in part, to commercial readiness activities for brensocatib.
Amortization of Intangible Assets
Amortization of intangible assets for both the six months ended June 30, 2023 and 2022 was $2.5 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration for the six months ended June 30, 2023 was $4.0 million. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the businesses we acquired. Adjustments to the fair value are due to changes in: the probability of achieving milestones; our stock price; or certain other estimated assumptions.
Investment Income
Investment income increased to $21.7 million for the six months ended June 30, 2023 as compared to $1.0 million in the same period in 2022 due to the increase in marketable securities balance as of June 30, 2023 relative to 2022.
Interest Expense
Interest expense increased to $40.6 million for the six months ended June 30, 2023 as compared to $6.6 million in the same period in 2022 due primarily to entering into the Term Loan and Royalty Financing Agreement in the fourth quarter of 2022. See Note 10 - Debt and Note 11 - Royalty Financing Agreement for further details.

Change in Fair Value of Interest Rate Swap
The change in fair value of interest rate swap for the six months ended June 30, 2023 was $0.3 million. Adjustments to the fair value are due to changes in interest rates as of June 30, 2023 relative to the fair value of interest rate swap as of December 31, 2022.

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
During the three months ended June 30, 2023, we issued and sold an aggregate of 2,000,000 shares of common stock through our ATM program at a weighted-average public offering price of $19.35 per share and received net proceeds of $37.5 million. As of June 30, 2023, an aggregate of $176.9 million of shares of common stock remain available to be issued and sold under the ATM program.
In October 2022, we entered into the $350 million Term Loan with Pharmakon that matures on October 19, 2027. The Term Loan bears interest at a rate based upon the SOFR, subject to a SOFR floor of 2.5% in addition to a margin of 7.75% per annum. Up to 50% of the interest payable during the first 24 months from the closing of the Term Loan may be paid-in-kind at our election. If elected, paid-in-kind interest will be capitalized and added to the principal amount of the Term Loan. The Term Loan, including the paid-in-kind interest, will be repaid in eight equal quarterly payments starting in the 13th quarter following the closing of the Term Loan (i.e., the quarter ending March 31, 2026), except that the repayment start date may be extended at our option for an additional four quarters, so that repayments start in the 17th quarter following the closing of the Term Loan, subject to the achievement of specified ARIKAYCE data thresholds and certain other conditions. Net proceeds from the Term Loan, after deducting the lenders' fees and deal expenses of $15.2 million, were $334.8 million.
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
Cash Flows
As of June 30, 2023, we had cash and cash equivalents of $612.9 million, as compared with $1,074.0 million as of December 31, 2022. In addition, as of June 30, 2023, we had marketable securities of $304.9 million as compared with $74.2 million as of December 31, 2022. The $461.2 million decrease in cash and cash equivalents was primarily due to the purchase of marketable securities and cash used in operating activities. Our working capital was $848.2 million as of June 30, 2023, as compared with $1,083.1 million as of December 31, 2022.
Net cash used in operating activities was $269.1 million and $207.5 million for the six months ended June 30, 2023 and 2022, respectively. The net cash used in operating activities during the six months ended June 30, 2023 and 2022 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The increase in cash used in operating activities for the six months ended June 30, 2023 compared to the corresponding period in 2022 was primarily due to the increase in net loss, excluding the adjustments to reconcile net loss to net cash used in operating activities.
Net cash used in investing activities was $232.6 million and $104.3 million for the six months ended June 30, 2023 and 2022, respectively. The increase in 2023 is due to purchases of marketable securities in six months ended June 30, 2023.
Net cash provided by financing activities was $43.9 million and $12.8 million for the six months ended June 30, 2023 and 2022, respectively. The increase in 2023 is due to proceeds received from the ATM program in the six months ended June 30, 2023.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations during the six months ended June 30, 2023 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2023, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government. As of June 30, 2023, our marketable securities were invested in US treasury notes with an original maturity of greater than 90 days.
As of June 30, 2023, we had $800.0 million of convertible notes outstanding. Our 2025 Convertible Notes and our 2028 Convertible Notes bear interest at a coupon rate of 1.75% and 0.75%, respectively. In addition, as of June 30, 2023, we had a $350 million Term Loan and a $150.0 million Royalty Financing Agreement outstanding. The Term Loan accrues interest quarterly at the SOFR subject to a floor of 2.5%, plus a margin of 7.75% per annum. We entered into the Swap Contract as a hedge to the Term Loan variable interest rate. The Royalty Financing Agreement pays interest at 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% thereafter as well as 0.75% of brensocatib global net sales, if approved. If a 10% change in interest rates had occurred on June 30, 2023, it would not have had a material effect on the fair value of our debt as of that date, nor would it have a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the six months ended June 30, 2023 and 2022, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 4.                                                CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.                                       RISK FACTORS
Our business is subject to substantial risks and uncertainties. You should carefully consider the information contained in this Quarterly Report on Form 10-Q and the risk factors and other information contained in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023. Any of the risks and uncertainties described herein and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Form 10-Q (please read the Cautionary Note Regarding Forward-Looking Statements in this Form 10-Q).
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 30, 2023, the Company acquired Adrestia, a privately held, preclinical stage company. In connection with the transaction, the Company issued an aggregate of 3,430,867 shares of the Company’s common stock to the Adrestia shareholders at an agreed price per share of $20. The shares of the Company’s common stock issued to the Adrestia shareholders were issued pursuant to Section 4(a)(2) of the Securities Act of 1933 (and, with respect to certain Adrestia shareholders, in reliance on Regulation S promulgated under the Securities Act of 1933). In connection with the transaction, the Company purchased for cash the Adrestia shares held by certain Adrestia shareholders, which consideration was automatically applied to purchase the shares of Company’s common stock to which such Adrestia shareholders were entitled in the transaction. The Company did not receive any net proceeds from the issuance of common stock to the Adrestia shareholders.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on March 30, 2020).

10.1*	Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Appendix A to Insmed Incorporated’s Proxy Statement on Schedule 14A, filed on March 31, 2023).

10.1.1*	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan.

10.1.2*	Form of Award Agreement for Non-Qualified Stock Options to non-US employees pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan.

10.1.3*	Form of Award Agreement for Restricted Stock Units pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan.

10.1.4*	Form of Award Agreement for Restricted Stock Units to non-US employees pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan.

10.1.5*	Form of Award Agreement for Restricted Stock Units issued to directors pursuant to the Insmed Incorporated amended and Restated 2019 Incentive Plan.

10.1.6*	Form of Award Agreement for Performance-Based Restricted Stock Units pursuant to the Insmed Incorporated amended and Restated 2019 Incentive Plan.

10.1.7*	Form of Award Agreement for Performance-Based Restricted Stock Units to non-US employees pursuant to the Insmed Incorporated amended and Restated 2019 Incentive Plan.

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL and contained in Exhibit 101.

* Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: August 3, 2023	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)