Form 10-Q
period 2023-09-30
INSMED Inc
filed 2023-10-26
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2023, there were 143,062,065 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$487,113	$1,074,036
Marketable securities	298,838	74,244
Accounts receivable	35,579	29,713
Inventory	77,923	69,922
Prepaid expenses and other current assets	27,123	25,468
Total current assets	926,576	1,273,383
Fixed assets, net	64,630	56,491
Finance lease right-of-use assets	21,663	23,697
Operating lease right-of-use assets	18,441	21,894
Intangibles, net	64,967	68,756
Goodwill	136,110	136,110
Other assets	92,486	76,104
Total assets	$1,324,873	$1,656,435
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$187,783	$182,117
Finance lease liabilities	2,527	1,217
Operating lease liabilities	6,418	6,909
Total current liabilities	196,728	190,243
Debt, long-term	1,147,519	1,125,250
Royalty financing agreement	153,430	148,015
Contingent consideration	69,900	51,100
Finance lease liabilities, long-term	27,712	29,636
Operating lease liabilities, long-term	13,023	14,853
Other long-term liabilities	5,918	9,387
Total liabilities	1,614,230	1,568,484
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 143,049,197 and 135,653,731 issued and outstanding shares at September 30, 2023 and December 31, 2022, respectively	1,430	1,357
Additional paid-in capital	2,971,375	2,782,416
Accumulated deficit	(3,260,084)	(2,696,578)
Accumulated other comprehensive (loss) income	(2,078)	756
Total shareholders’ (deficit) equity	(289,357)	87,951
Total liabilities and shareholders’ equity	$1,324,873	$1,656,435
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Product revenues, net	$79,072	$67,730	$221,515	$186,058

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	16,706	13,471	47,130	42,057
Research and development	109,148	99,872	433,982	272,755
Selling, general and administrative	90,626	75,583	254,971	192,305
Amortization of intangible assets	1,263	1,263	3,789	3,789
Change in fair value of deferred and contingent consideration liabilities	8,997	5,238	12,997	(19,002)
Total operating expenses	226,740	195,427	752,869	491,904

Operating loss	(147,668)	(127,697)	(531,354)	(305,846)

Investment income	10,583	1,791	32,279	2,763
Interest expense	(20,288)	(3,353)	(60,910)	(10,001)
Change in fair value of interest rate swap	(1,301)	—	(1,650)	—
Other income (expense), net	285	(1,514)	(314)	(7,069)
Loss before income taxes	(158,389)	(130,773)	(561,949)	(320,153)

Provision for income taxes	544	372	1,557	1,258

Net loss	$(158,933)	$(131,145)	$(563,506)	$(321,411)

Basic and diluted net loss per share	$(1.11)	$(1.09)	$(4.06)	$(2.68)

Weighted average basic and diluted common shares outstanding	142,899	120,789	138,960	119,780

Net loss	$(158,933)	$(131,145)	$(563,506)	$(321,411)
Other comprehensive income (loss):
Foreign currency translation loss	(1,075)	(553)	(3,448)	(1,255)
Unrealized gain (loss) on marketable securities	248	96	614	(1,099)
Total comprehensive loss	$(159,760)	$(131,602)	$(566,340)	$(323,765)

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2022	119,865	$1,199	$2,449,281	$(2,405,310)	$(929)	$44,241
Comprehensive loss:
Net loss				(131,145)		(131,145)
Other comprehensive loss					(457)	(457)
Exercise of stock options and ESPP shares issuance	395	3	4,066			4,069
Net proceeds from issuance of common stock	1,290	13	33,370			33,383
Issuance of common stock for vesting of RSUs	5	—				—
Deferred business combination payments	171	2	4,294			4,296
Stock compensation expense			15,654			15,654
Balance at September 30, 2022	121,726	$1,217	$2,506,665	$(2,536,455)	$(1,386)	$(29,959)

Balance at June 30, 2023	142,750	$1,428	$2,945,229	$(3,101,151)	$(1,251)	$(155,745)
Comprehensive loss:
Net loss				(158,933)		(158,933)
Other comprehensive income					(827)	(827)
Exercise of stock options and ESPP shares issuance	121	—	2,258			2,258
Issuance of common stock for vesting of RSUs	1	—	—			—
Deferred payments for Business Acquisition	177	2	3,895			3,897
Stock compensation expense			19,993			19,993
Balance at September 30, 2023	143,049	$1,430	$2,971,375	$(3,260,084)	$(2,078)	$(289,357)
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2021	118,738	$1,187	$2,673,556	$(2,265,243)	$968	$410,468
Cumulative impact of ASU 2020-06 adoption			(264,609)	50,199		(214,410)
Comprehensive loss:
Net loss				(321,411)		(321,411)
Other comprehensive loss					(2,354)	(2,354)
Exercise of stock options and ESPP shares issuance	1,190	11	17,318			17,329
Net proceeds from issuance of common stock	1,290	13	33,370			33,383
Issuance of common stock for vesting of RSUs	337	4				4
Deferred business combination payments	171	2	4,294			4,296
Stock compensation expense			42,736			42,736
Balance at September 30, 2022	121,726	$1,217	$2,506,665	$(2,536,455)	$(1,386)	$(29,959)

Balance at December 31, 2022	135,654	$1,357	$2,782,416	$(2,696,578)	$756	$87,951
Comprehensive loss:
Net loss				(563,506)		(563,506)
Other comprehensive income					(2,834)	(2,834)
Exercise of stock options and ESPP shares issuance	716	7	10,674			10,681
Net proceeds from issuance of common stock	2,028	20	37,994			38,014
Issuance of common stock for vesting of RSUs	543	5				5
Deferred payments for Business Acquisition	177	2	3,895			3,897
Issuance of common stock for asset acquisition	3,931	39	81,601			81,640
Stock compensation expense			54,795			54,795
Balance at September 30, 2023	143,049	$1,430	$2,971,375	$(3,260,084)	$(2,078)	$(289,357)
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(563,506)	$(321,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,052	3,095
Amortization of intangible assets	3,789	3,789
Stock-based compensation expense	54,795	42,736
Amortization of debt issuance costs	5,568	2,465
Paid-in-kind interest capitalized	17,202	—
Royalty financing non-cash interest expense	14,016	—
Accretion of discount on marketable securities, net	(6,291)	—
Finance lease amortization expense	2,034	1,846
Non-cash operating lease expense	8,423	11,440
Change in fair value of deferred and contingent consideration liabilities	12,997	(19,002)
Change in fair value of interest rate swap	1,650	—
Vertuis acquisition	10,250	—
Adrestia acquisition	76,481	—
Changes in operating assets and liabilities:
Accounts receivable	(7,428)	(5,440)
Inventory	(9,179)	624
Prepaid expenses and other current assets	(1,196)	1,806
Other assets	(16,905)	(13,023)
Accounts payable and accrued liabilities	(6,554)	15,137
Other liabilities	(5,626)	(21,352)
Net cash used in operating activities	(405,428)	(297,290)
Investing activities
Purchase of fixed assets	(11,135)	(5,187)
Purchase of marketable securities	(292,689)	(99,706)
Cash acquired in asset acquisition	3,417	—
Maturities of marketable securities	75,000	50,000
Net cash used in investing activities	(225,407)	(54,893)
Financing activities
Proceeds from exercise of stock options and ESPP	10,763	17,333
Proceeds from issuance of common stock, net	38,014	33,383
Payments of finance lease principal	(2,383)	(830)
Payment of debt issuance costs	(1,218)	—
Net cash provided by financing activities	45,176	49,886
Effect of exchange rates on cash and cash equivalents	(1,264)	148
Net decrease in cash and cash equivalents	(586,923)	(302,149)
Cash and cash equivalents at beginning of period	1,074,036	716,782
Cash and cash equivalents at end of period	$487,113	$414,633
Supplemental disclosures of cash flow information:
Cash paid for interest	$27,461	$7,442
Cash paid for income taxes	$1,880	$1,626

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation
Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE, is approved in the United States (US) as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the European Commission (EC) approved ARIKAYCE for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis (CF). In March 2021, Japan's Ministry of Health, Labour and Welfare (MHLW) approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's pipeline includes brensocatib, treprostinil palmitil inhalation powder (TPIP) and early-stage research programs. Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), which the Company is developing for the treatment of patients with bronchiectasis, as well as other neutrophil-mediated diseases, including chronic rhinosinusitis without nasal polyps (CRSsNP). TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary hypertension associated with interstitial lung disease (PH-ILD) and pulmonary arterial hypertension (PAH). The Company is also advancing its early-stage research programs encompassing a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, and synthetic rescue.
The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Bridgewater, New Jersey. The Company has legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the United Kingdom (UK), and Japan.
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the US (GAAP) for complete consolidated financial statements are not included herein. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Any references in these notes to applicable accounting guidance are meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB).
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
     The Company had $487.1 million in cash and cash equivalents and $298.8 million of marketable securities as of September 30, 2023 and reported a net loss of $563.5 million for the nine months ended September 30, 2023. The Company has funded its operations through public offerings of equity securities, debt financings and revenue interest financings. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP and its other pipeline programs, continuing commercialization and regulatory activities for ARIKAYCE and pre-commercial, regulatory and, if approved, commercialization activities for brensocatib, and funding other general and administrative activities.
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for uncollectible trade receivables. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the nine months ended September 30, 2023 and their respective percentages for the nine months ended September 30, 2022.

	September 30,
	2023	2022
Customer A	35%	33%
Customer B	35%	35%
Customer C	18%	19%
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
Inventory and Cost of Product Revenues (excluding amortization of intangible assets) - Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process and finished goods. The Company periodically reviews inventory for expiry and obsolescence and, if necessary, writes down accordingly. If quality specifications are not met during the manufacturing process, such inventory is written off to cost of product revenues (excluding amortization of intangible assets) in the period identified.
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
Acquisitions - The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met,

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 2. Summary of Significant Accounting Policies (Continued)
further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business.
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
Goodwill - Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As of September 30, 2023 and December 31, 2022, the Company continues to operate as one reporting unit. The Company will perform its next annual impairment testing for goodwill as of October 1, 2023. See Note 6 - Intangibles, Net and Goodwill for further details.
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
The Company realizes foreign currency transaction gains and losses in the normal course of business based on movements in the applicable exchange rates. These gains and losses are included as a component of other income (expense), net.
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
Synthetic Royalty Financing Agreement - In October 2022, the Company entered into a revenue interest purchase agreement (the Royalty Financing Agreement) with OrbiMed Royalty & Credit Opportunities IV, LP (OrbiMed). The fair value of the Royalty Financing Agreement at the time of the transaction was based on the Company’s estimates of future royalties

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 2. Summary of Significant Accounting Policies (Continued)
expected to be paid to OrbiMed over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. This liability is being amortized using the effective interest method over the life of the arrangement, in accordance ASC 470, Debt and ASC 835, Interest. The Company is utilizing the prospective method to account for subsequent changes in the estimated future payments to be made to OrbiMed and updates the effective interest rate on a quarterly basis. See Note 11 - Royalty Financing Agreement for further details.
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
The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Numerator:
Net loss	$(158,933)	$(131,145)	$(563,506)	$(321,411)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	142,899	120,789	138,960	119,780
Effect of dilutive securities:
Common stock options	—	—	—	—
RS and RSUs	—	—	—	—
PSUs	—	—	—	—
Convertible debt securities	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	142,899	120,789	138,960	119,780
Net loss per share:
Basic and diluted	$(1.11)	$(1.09)	$(4.06)	$(2.68)

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 2. Summary of Significant Accounting Policies (Continued)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of September 30, 2023 and 2022, respectively, as their effect would have been anti-dilutive (in thousands):

	September 30,
	2023	2022
Common stock options	22,496	17,459
Unvested RS and RSUs	2,787	1,582
PSUs	666	672
Convertible debt securities	23,438	23,438
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
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)

	September 30, 2023
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$487.1	$487.1	$—	$—
Marketable securities	$298.8	$298.8	$—	$—
Collateral for interest rate swap	$5.0	$5.0	$—	$—
Liabilities
Interest rate swap	$3.2	$—	$3.2	$—
Deferred consideration	$4.7	$—	$4.7	$—
Contingent consideration	$69.9	$—	$—	$69.9

	December 31, 2022
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,074.0	$1,074.0	$—	$—
Marketable securities	$74.2	$74.2	$—	$—
Collateral for interest rate swap	$5.0	$5.0	$—	$—
Liabilities
Interest rate swap	$1.5	$—	$1.5	$—
Deferred consideration	$7.4	$—	$7.4	$—
Contingent consideration	$58.1	$—	$—	$58.1
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. The collateral for interest rate swap and the interest rate swap are recorded in other assets and accounts payable and accrued liabilities, respectively, in the consolidated balance sheet as of September 30, 2023 and December 31, 2022. The collateral for interest rate swap is cash, a Level 1 asset. The interest rate swap is a Level 2 liability as it uses observable inputs other than quoted market prices in an active market. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2023.
As of September 30, 2023, the Company held $298.8 million of current available-for-sale securities, net of an unrealized gain of $0.1 million recorded in accumulated other comprehensive (loss) income. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets.
The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) failure of the issuer to make scheduled interest or principal payments; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the three and nine months ended September 30, 2023.
Deferred Consideration
The deferred consideration arose from the acquisitions of Motus Biosciences, Inc. (Motus) and AlgaeneX, Inc. (AlgaeneX) (the Business Acquisition) in August 2021. The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date, subject to certain reductions. During August 2022 and August 2023, the Company fulfilled the payments due on the first and second anniversaries of the closing date by issuing 171,427 shares and 177,203 shares of the Company's common stock,

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
respectively, after certain reductions. A valuation of the deferred consideration is performed quarterly with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. As the deferred consideration is settled in shares, there is no discount rate applied in the fair value calculation.
The deferred consideration has been classified as a Level 2 recurring liability as its valuation utilizes an input, the Insmed share price, which is a directly observable input at the measurement date and for the duration of the liabilities' anticipated lives. Deferred consideration expected to be settled within twelve months or less is classified as a current liability within accounts payable and accrued liabilities. As of September 30, 2023, the fair value of deferred consideration included in accounts payable and accrued liabilities was $4.7 million.
The following observable input was used in the valuation of the deferred consideration as of September 30, 2023:

	Fair Value as of September 30, 2023 (in millions)	Observable Input	Input Value
Deferred consideration	$4.7	Insmed share price as of September 30, 2023	$25.25
Contingent Consideration
The contingent consideration liabilities arose from the Business Acquisition in August 2021 (Note 16). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher milestone and net sales milestones. Upon the achievement of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 5,348,572 shares in the aggregate and AlgaeneX equityholders up to 368,867 shares in the aggregate. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. At September 30, 2023, the weighted average probability of success was 42%. The development and regulatory milestones will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation.
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
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of September 30, 2023, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.
The contingent consideration liabilities have been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the inputs to the valuation approach, the estimated fair value could be significantly different than the fair value the Company determined. Contingent consideration expected to be settled within twelve months or less is classified as a current liability within accounts payable and accrued liabilities. There is no contingent consideration expected to be settled within twelve months of September 30, 2023. Contingent consideration expected to be settled in more than twelve months is classified as a non-current liability. As of September 30, 2023, the fair value of non-current contingent consideration was $69.9 million.
A valuation of the contingent consideration liabilities is performed quarterly with gains and losses included within change in fair value of contingent consideration liabilities in the consolidated statements of comprehensive loss. The following significant unobservable inputs were used in the valuation of the development and regulatory milestones and the priority review voucher milestone as of September 30, 2023:

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)

	Fair Value as of September 30, 2023 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$61.0	Probability-adjusted	Probabilities of success	14% - 97%
Priority review voucher milestone	$5.6	Probability-adjusted discounted cash flow	Probability of success	16.4%
			Discount rate	11.2%
The following table is a summary of the changes in the fair value of the Company's valuations for the deferred and contingent consideration liabilities for the nine months ended September 30, 2023 and 2022 (in thousands):

	Deferred Consideration (Level 2 Liabilities)	Contingent Consideration (Level 3 Liabilities)
Balance as of December 31, 2021	$14,931	$75,668
Additions	—	—
Change in Fair Value	(2,635)	(16,368)
Payments	(4,296)	—
Balance as of September 30, 2022	$8,000	$59,300

Balance as of December 31, 2022	$7,400	$58,100
Additions	—	—
Change in Fair Value	1,200	11,800
Payments	(3,900)	—
Balance as of September 30, 2023	$4,700	$69,900
Convertible Notes
The fair value of the convertible notes, which differs from their carrying value, is influenced by interest rates, the Company's stock price and stock price volatility (collectively, the Current Market Factors), and is determined by prices for the convertible notes observed in market trading which are Level 2 inputs.
The estimated fair value of the liability component of the Company's 0.75% convertible senior notes due 2028 (the 2028 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of September 30, 2023 was $581.5 million, determined using Current Market Factors and the ability of the Company to obtain debt on comparable terms to the 2028 Convertible Notes.
The estimated fair value of the liability component of the Company's 1.75% convertible senior notes due 2025 (the 2025 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of September 30, 2023 was $223.9 million, determined using Current Market Factors, and the ability of the Company to obtain debt on comparable terms to the 2025 Convertible Notes. See Note 10 - Debt for further details on the Company's convertible notes.

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
The following table presents a summary of the Company's product revenues, net, by geographic location for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
US	$59,203	$49,539	$165,935	$137,511
Japan	16,033	14,483	44,782	41,008
Europe and rest of world	3,836	3,708	10,798	7,539
Total product revenues, net	$79,072	$67,730	$221,515	$186,058
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
5. Inventory
As of September 30, 2023 and December 31, 2022, the Company's inventory balance consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$26,278	$27,245
Work-in-process	31,891	22,460
Finished goods	19,754	20,217
	$77,923	$69,922
The Company has not recorded any significant inventory write-downs. The Company currently uses a limited number of third-party contract manufacturing organizations (CMOs) to produce its inventory.
6. Intangibles, Net and Goodwill
 Intangibles, Net
Finite-lived Intangible Assets
As of September 30, 2023, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D and the milestones paid to PARI for the license to use Lamira for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. The Company began amortizing the intangible assets acquired in connection with the ARIKAYCE R&D and PARI milestones in October 2018. These intangible assets will be amortized over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of these assets during each of the next five years is estimated to be approximately $5.1 million per year.
Indefinite-lived Intangible Assets
As of September 30, 2023, the Company's indefinite-lived intangible assets consisted of acquired IPR&D from the Business Acquisition (Note 16). Indefinite-lived intangible assets are not amortized.
A rollforward of the Company's intangible assets for the nine months ended September 30, 2023 and September 30, 2022 is as follows (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Intangibles, Net and Goodwill (Continued)

Intangible Asset	December 31, 2022	Additions	Amortization	September 30, 2023
Acquired ARIKAYCE R&D	$37,588	$—	$(3,638)	$33,950
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,568	—	(151)	1,417
	$68,756	$—	$(3,789)	$64,967

Intangible Asset	December 31, 2021	Additions	Amortization	September 30, 2022
Acquired ARIKAYCE R&D	$42,439	$—	$(3,638)	$38,801
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,770	—	(151)	1,619
	$73,809	$—	$(3,789)	$70,020
Goodwill
The Company's goodwill balance of $136.1 million as of September 30, 2023 and December 31, 2022, resulted from the August 2021 Business Acquisition. See Note 16 - Acquisitions for further details.
7. Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)	As of
Asset Description		September 30, 2023	December 31, 2022
Lab equipment	7	$22,503	$16,403
Furniture and fixtures	7	6,428	6,428
Computer hardware and software	3-5	5,959	5,227
Office equipment	7	89	89
Manufacturing equipment	7	1,336	1,203
Leasehold improvements	2-10	37,937	37,057
Construction in progress	—	33,512	29,529
		107,764	95,936
Less: accumulated depreciation		(43,134)	(39,445)
		$64,630	$56,491

8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Accounts Payable and Accrued Liabilities (Continued)

	As of
	September 30, 2023	December 31, 2022
Accounts payable and other accrued operating expenses	$65,377	$50,461
Accrued clinical trial expenses	21,183	36,456
Accrued professional fees	19,239	14,403
Accrued technical operation expenses	4,252	3,345
Accrued compensation and employee related costs	33,870	32,040
Accrued royalty and milestones payable	5,979	4,710
Accrued interest payable	2,262	6,340
Revenue Interest Payments payable	3,163	2,149
Accrued sales allowances and related costs	9,464	6,974
Accrued France ATU reimbursement payable	15,072	12,943
Deferred and contingent consideration	5,700	10,700
Other accrued liabilities	2,222	1,596
	$187,783	$182,117
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
The Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $3.9 million and $3.2 million for the three months ended September 30, 2023 and 2022, respectively, and $8.1 million and $4.9 million for the nine months ended September 30, 2023 and 2022, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.
The table below summarizes the supplemental non-cash disclosures of the Company's leases included in its consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance right-of-use assets obtained in exchange for lease obligations	$—	$—	$—	$9,287
Operating right-of-use assets obtained in exchange for lease obligations	$3,089	$58	$4,970	$565

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Leases (Continued)
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $47.0 million and $40.7 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.
10. Debt
Debt, long-term consists of the following commitments as of September 30, 2023 and December 31, 2022 (in thousands):

	As of
	September 30, 2023	December 31, 2022
Convertible notes	$788,087	$785,621
Term Loan	359,432	339,629
Debt, long-term	$1,147,519	$1,125,250
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
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
Each series of convertible notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in both series of convertible notes are not required to be separately accounted for as a derivative. However, since the convertible notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate each series of convertible notes into liability and equity components. The carrying amount of the liability component of each series of convertible notes as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources that utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option for each series of convertible notes was determined by deducting the fair value of the liability component from the gross proceeds of the applicable convertible notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the 2025 Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6% and, accordingly, the residual equity component on the date of issuance was $140.9 million. The fair value of the liability component of the 2028 Convertible Notes on the date of issuance was estimated at $371.6 million using an effective interest rate of 7.1% and, accordingly, the residual equity component on the date of issuance was $203.4 million. The respective discounts were amortized to interest expense over the term of the applicable series of convertible notes through December 31, 2021, prior to the adoption of ASU 2020-06. The 2025 Convertible Notes and 2028 Convertible Notes have remaining terms of approximately 1.29 years and 4.67 years, respectively.
The $564.4 million carrying value of the 2028 Convertible Notes as of September 30, 2023 excludes $10.6 million of unamortized debt issuance costs. The $223.7 million carrying value of the 2025 Convertible Notes as of September 30, 2023 excludes $1.3 million of unamortized debt issuance costs. The following table presents the carrying value of the Company's

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
convertible notes balance (in thousands):

	As of
	September 30, 2023	December 31, 2022
Face value of outstanding convertible notes	$800,000	$800,000
Debt issuance costs, unamortized	(11,913)	(14,379)
Convertible notes	$788,087	$785,621
Secured Senior Term Loan
In October 2022, the Company entered into a $350 million senior secured term loan agreement with Pharmakon Advisors LP, manager of the BioPharma Credit funds (the Term Loan). The Term Loan matures on October 19, 2027 and bears interest at a rate based upon the secured overnight financing rate (SOFR), subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. Up to 50% of the interest payable during the first 24 months from the closing of the Term Loan may be paid-in-kind at the Company's election. If elected, paid-in-kind interest will be capitalized and added to the principal amount of the Term Loan. The Term Loan, including the paid-in-kind interest, will be repaid in eight equal quarterly payments starting in the 13th quarter following the closing of the Term Loan (i.e., the quarter ending March 31, 2026), except that the repayment start date may be extended at the Company's option for an additional four quarters, so that repayments start in the 17th quarter following the closing of the Term Loan, subject to the achievement of specified ARIKAYCE data thresholds and certain other conditions. During the nine months ended September 30, 2023, paid-in-kind interest capitalized was $17.2 million. Net proceeds from the Term Loan, after deducting the lenders fees and deal expenses of $15.2 million, were $334.8 million.
The following table presents the carrying value of the Company’s Term Loan balance as of September 30, 2023 (in thousands):

	As of
	September 30, 2023	December 31, 2022
Original Term Loan balance	$350,000	$350,000
Paid-in-kind interest capitalized	21,367	4,165
Term Loan issuance costs, unamortized	(11,935)	(14,536)
Term Loan	$359,432	$339,629
As of September 30, 2023, future principal repayments of debt for each of the years through maturity were as follows (in thousands):

Year Ending December 31:
2023	$—
2024	—
2025	225,000
2026	185,684
2027	185,683
2028 and thereafter	575,000
$1,171,367

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
Interest Expense
Interest expense related to debt and finance leases for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Convertible debt contractual interest expense	$2,063	$2,063	$6,188	$6,188
Term Loan contractual interest expense	12,002	—	34,403	—
Royalty Financing Agreement interest expense	4,447	—	14,016	—
Amortization of debt issuance costs	1,840	822	5,568	2,465
Swap interest income	(666)	—	(1,093)	—
Total debt interest expense	19,686	2,885	59,082	8,653
Finance lease interest expense	602	468	1,828	1,348
Total interest expense	$20,288	$3,353	$60,910	$10,001
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Royalty Financing Agreement (Continued)
The following table shows the activity within the liability account for the nine month period ended September 30, 2023 and year ended December 31, 2022 (in thousands):

	Nine Months Ended September 30, 2023	Twelve Months Ended December 31, 2022
Royalty financing agreement liability - beginning balance	$151,538	$150,000
Revenue Interest Payments paid and payable	(8,865)	(2,149)
Interest expense recognized	14,016	3,687
Royalty financing agreement liability - ending balance	$156,689	$151,538
Royalty financing issuance costs:
Royalty issuance costs, unamortized - beginning balance	$(3,523)	$(3,624)
Amortization of issuance costs	393	101
Other	(129)	—
Deferred issuance costs, unamortized - ending balance	$(3,259)	$(3,523)
Royalty Financing Agreement	$153,430	$148,015

The Revenue Interest Payments payable in connection with the royalty financing agreement were $3.2 million and $2.1 million as of September 30, 2023 and December 31, 2022, respectively, which were recorded within accounts payable and accrued expenses on the consolidated balance sheet. Non-cash interest expense is recorded within interest expense in the consolidated statements of comprehensive loss.
12. Shareholders' Equity
Common Stock — As of September 30, 2023, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 143,049,197 shares of common stock issued and outstanding. In addition, as of September 30, 2023, the Company had reserved 22,495,537 shares of common stock for issuance upon the exercise of outstanding stock options, 2,787,364 shares of common stock for issuance upon the vesting of RSUs and 666,382 shares for issuance upon the vesting of PSUs. The Company has also reserved 23,438,430 shares of common stock in the aggregate for issuance upon conversion of the 2025 Convertible Notes and 2028 Convertible Notes, subject to adjustment in accordance with the applicable indentures. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions. The shares of the Company’s common stock reserved in connection with the Motus acquisition were partly issued as acquisition consideration at closing and on the first and second anniversaries of the closing date of the acquisition, and will also be issued upon the third anniversary of the closing date of the acquisition and upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions.
Of the 9,406,112 shares reserved, subject to certain closing-related reductions, the Company issued 2,889,367 shares of the Company's common stock in connection with the Business Acquisition (Note 16) in the third quarter of 2021, after certain closing-related deductions. In the third quarter of 2022, the Company issued 171,427 shares of the Company's common stock to fulfill the payment required to Motus equityholders on the first anniversary of the Business Acquisition. In the third quarter of 2023, the Company issued 177,203 shares of the Company's common stock to fulfill the payment required to Motus equityholders on the second anniversary of the Business Acquisition.
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
12. Shareholders' Equity (Continued)
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
In the first quarter of 2021, the Company entered into a sales agreement with SVB Leerink LLC (now known as Leerink Partners LLC) (Leerink), to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an “at the market” equity offering program (the ATM program), under which Leerink acts as sales agent. In the second quarter of 2023, the Company issued and sold an aggregate of 2,000,000 shares of common stock through the ATM program at a weighted-average public offering price of $19.35 per share and received net proceeds of $37.5 million. During the third quarter of 2022, the Company issued and sold an aggregate of 1,289,995 shares of common stock through the ATM program at a weighted-average public offering price of $26.68 per share and received net proceeds of $33.4 million. As of September 30, 2023, an aggregate of $176.9 million of shares of common stock remain available to be issued and sold under the ATM program.
Preferred Stock — As of September 30, 2023, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.
13. Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated Amended and Restated 2019 Incentive Plan (the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders on May 11, 2023. The 2019 Incentive Plan replaced the Insmed Incorporated 2019 Incentive Plan, as amended. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. At the May 2023 Annual Meeting of Shareholders, in connection with approval of the 2019 Incentive Plan, the Company's shareholders approved the issuance of an additional 10,500,000 shares under the plan. As of September 30, 2023, 7,052,203 shares remain available for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the nine months ended September 30, 2023, the Company granted inducement stock options covering 2,135,330 shares of the Company's common stock to new employees.
On May 15, 2018, the 2018 Employee Stock Purchase Plan (ESPP) was approved by shareholders at the Company's 2018 Annual Meeting of Shareholders. The Company has reserved the following for issuance under the ESPP: (i) 1,000,000 shares of common stock, plus (ii) commencing on January 1, 2019 and ending on December 31, 2023, an additional number of shares to be added on the first day of each calendar year equal to the lesser of (A) 1,200,000 shares of common stock, (B) 2% of the number of outstanding shares of common stock on such date and (C) an amount determined by the administrator.
Stock Options — As of September 30, 2023, there was $138.4 million of unrecognized compensation expense related to unvested stock options. As of September 30, 2023, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria.
Restricted Stock Units — As of September 30, 2023, there was $46.2 million of unrecognized compensation expense related to unvested RSU awards.
Performance Stock Units — As of September 30, 2023, there were 266,550 unvested PSUs outstanding with an unrecognized compensation expense of $10.4 million, which assumes a payout of 100% of the target.
The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options, RSUs and the ESPP during the three and nine months ended September 30, 2023 and 2022, respectively (in millions):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$9.6	$7.3	$26.3	$19.6
Selling, general and administrative	10.4	8.3	28.5	23.1
Total	$20.0	$15.6	$54.8	$42.7
There was no stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to PSUs during the three and nine months ended September 30, 2023 or September 30, 2022, as the performance conditions associated with the PSU awards were not probable as of either date.
14. Income Taxes
The Company recorded a provision for income taxes of $0.5 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.6 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively. The provisions recorded for the three and nine months ended September 30, 2023 and 2022 are primarily a result of certain of the Company's international subsidiaries, which had taxable income during the periods. Additionally, the Company is impacted by certain state taxes which effectively impose income tax on modified gross revenues. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.
The Company is subject to US federal, state and international income taxes and the statute of limitations for tax audit is open for the Company’s federal tax returns for the years ended 2019 and later, generally open for certain states for the years 2018 and later, and generally open for international jurisdictions for the years 2017 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of September 30, 2023 and December 31, 2022, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of September 30, 2023 and December 31, 2022 or the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2023 and 2022. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.
15. Commitments and Contingencies
Rent expense charged to operations was $2.6 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively, and $6.9 million and $5.9 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Business Combination
On August 4, 2021, the Company acquired all of the equity interests of Motus and AlgaeneX, each a privately held, preclinical stage company. In connection with the closing of the Company’s acquisition of Motus, the Company issued an aggregate of 2,889,367 shares of the Company’s common stock, following certain closing-related reductions, to Motus’s former stockholders and option holders and certain individuals who are entitled to receive a portion of the acquisition consideration (collectively, Motus equityholders), subject to certain adjustments. The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date and up to 5,348,572 shares in the aggregate upon the achievement of certain development and regulatory milestone events, and to pay to the Motus equityholders an aggregate of $35 million upon the achievement of certain net sales-based milestones and a portion of the value of a priority review voucher (to the extent issued to the Company), in each case, subject to certain reductions. During August 2022 and August 2023, the Company fulfilled the payments due on the first and second anniversaries of the closing date by issuing 171,427 shares and 177,203 shares of the Company's common stock, respectively, after certain reductions.
At the closing of the Company’s acquisition of AlgaeneX, the Company paid $1.5 million in cash to AlgaeneX’s former stockholders and certain individuals who are entitled to receive a portion of the acquisition consideration (collectively, the AlgaeneX equityholders). The Company is obligated to issue to the AlgaeneX equityholders an aggregate of 368,867 shares of the Company’s common stock upon the achievement of a development milestone event and pay to the AlgaeneX

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Acquisitions (Continued)
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
•our inability to obtain full approval of ARIKAYCE from the US Food and Drug Administration (FDA), including the risk that we will not successfully or in a timely manner validate a patient reported outcome (PRO) tool and complete the confirmatory post-marketing clinical trial required for full approval of ARIKAYCE;
•inability of us, PARI Pharma GmbH (PARI) or our other third-party manufacturers to comply with regulatory requirements related to ARIKAYCE or the Lamira® Nebulizer System (Lamira);
•our inability to obtain and maintain adequate reimbursement from government or third-party payors for ARIKAYCE or acceptable prices for ARIKAYCE;
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
•risks that our clinical studies will be delayed, that serious side effects will be identified during drug development, or that any protocol amendments submitted will be rejected;
•risks that interim or partial data sets are not representative of a complete or larger data set or that blinded data will not be predictive of unblinded data;

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
Our pipeline includes brensocatib, TPIP and early-stage research programs. Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which we are developing for the treatment of patients with bronchiectasis, and other neutrophil-mediated diseases, including CRSsNP. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PH-ILD and PAH. Our early-stage research programs encompass a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, and synthetic rescue.
The information below summarizes our updates and anticipated near-term milestones for ARIKAYCE and our product candidates.
ARIKAYCE
•We announced positive topline results from the ARISE trial in the third quarter of 2023. Based on these results, we plan to propose to the FDA that the Quality of Life – Bronchiectasis (QOL-B) respiratory domain PRO be the primary endpoint for the ENCORE study without any modifications.
•We continue to enroll patients in the ENCORE study, with 250 patients expected to be enrolled by the end of 2023. Enrollment is expected to continue into 2024, pending additional discussions with the FDA. We anticipate reporting topline data from ENCORE in 2025.
Brensocatib
•In the first quarter of 2023, we completed enrollment of the Phase 3 ASPEN trial in adult patients with bronchiectasis, and we anticipate sharing topline data in the second quarter of 2024.
•We plan to explore the potential of brensocatib in additional neutrophil-mediated diseases. We have activated sites in our Phase 2b BiRCh trial of brensocatib in patients with CRSsNP and are nearing randomization of our first patients.
•We are advancing commercial readiness activities in 2023 in preparation for a launch of brensocatib for patients with bronchiectasis, if approved.
TPIP
•We shared certain blended and blinded dose titration and safety and tolerability data from both the PH-ILD and PAH studies, as well as blinded pulmonary vascular resistance (PVR) data from the PAH study.
•We anticipate sharing topline results from the PH-ILD study in the first half of 2024.
Early-Stage Research
•We continue to progress our early-stage research efforts, including advancing our gene therapy program in Duchenne muscular dystrophy (DMD).
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
As a condition of accelerated approval, we must conduct a post-marketing confirmatory clinical trial. In December 2020, we commenced the post-marketing confirmatory clinical trial program for ARIKAYCE in patients with MAC lung disease consisting of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed or recurrent MAC lung infection who have not started antibiotics using the PRO tool validated in the ARISE trial. In September 2023, we announced positive topline results from the ARISE trial. The study met its primary objective of demonstrating that the QOL-B respiratory domain works effectively as a PRO tool in patients with MAC lung disease. Based on these results, we plan to propose to the FDA that the QOL-B respiratory domain PRO be the primary endpoint for the ENCORE study without any modifications. We continue to enroll patients in ENCORE, with 250 patients expected to be enrolled by the end of 2023. Enrollment is expected to continue into 2024, pending additional discussions with the FDA. We anticipate reporting topline data from ENCORE in 2025.
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

The ARISE Study
The ARISE trial was a randomized, double-blind, placebo-controlled Phase 3b study in adult patients with newly diagnosed or recurrent MAC lung infections that aimed to generate evidence demonstrating the domain specification, reliability, validity, and responsiveness of PRO-based scores, including a respiratory symptom score. The ARISE study met its primary objective of demonstrating that the QOL-B respiratory domain works effectively as a PRO tool in patients with MAC lung disease. Based on these results, the Company plans to propose to the FDA that the QOL-B respiratory domain PRO be the primary endpoint for the ENCORE study without any modifications.
Patients in ARISE (N=99) were randomized 1:1 to treatment with ARIKAYCE plus macrolide-based background regimen (ARIKAYCE arm) or placebo plus macrolide-based background regimen (comparator arm) once daily for six months, followed by one month off treatment. ARIKAYCE-treated patients performed better than those in the comparator arm as measured by the QOL-B instrument, with 43.8% of patients achieving an improvement in QOL-B respiratory score above the estimated meaningful within-subject score difference of 14.8, compared with 33.3% of patients in the comparator arm. While the study was not powered to show a statistically significant difference between treatment arms, a strong trend toward significance was observed for improvement from baseline at Month 7 (12.24 vs. 7.76, p=0.1073). Patients in the ARIKAYCE arm also achieved nominally statistically significantly higher culture conversion rates at Month 7 versus patients in the comparator arm (78.8% vs. 47.1%, p=0.0010), and culture conversion was faster and more likely to persist through Month 7 for the ARIKAYCE arm.
Based on the results of ARISE, further detailed below, the Company plans to explore with global regulators accelerating the filing for approval of ARIKAYCE in newly infected patients with MAC lung disease.
ARISE Culture Conversion
Consistent with prior clinical studies, a higher proportion of patients in the ARIKAYCE arm achieved culture conversion by Month 6 (defined as negative cultures at Months 5 and 6) compared to patients in the comparator arm (80.6% vs. 63.9%, p=0.0712). Among patients who achieved culture conversion by Month 6, more patients in the ARIKAYCE arm achieved the first of their two required monthly negative cultures for clinical conversion at Month 1 versus the comparator arm (74.3% vs. 46.7%). As reported above, at Month 7 (one month following the cessation of treatment), 78.8% of patients in the ARIKAYCE arm vs. 47.1% of patients in the comparator arm were culture-converted, suggesting that ARIKAYCE-treated patients are more likely to remain negative.
Correlation Between ARISE Culture Conversion and QOL-B Performance
Patients in the ARIKAYCE arm who achieved culture conversion at both Month 6 and Month 7 had nominally statistically significantly greater improvements in QOL-B respiratory domain scores at Month 7 compared to patients in the ARIKAYCE arm who did not achieve culture conversion (15.74 vs. 3.53, p=0.0167 at Month 6 and 14.89 vs. 4.50, p=0.0416 at Month 7).
ARISE Safety and Tolerability
The discontinuation rate of ARIKAYCE or the placebo used in the comparator arm was 22.9% in the ARIKAYCE arm and 7.8% in the comparator arm. Study completion rates were 91.7% in the ARIKAYCE arm and 94.1% in the comparator arm. No new safety events were observed in the ARIKAYCE arm, and the safety profile in general was as expected in both treatment arms. Treatment-emergent adverse events (TEAEs) were reported by 91.7% of patients in the ARIKAYCE arm and 80.4% of patients in the comparator arm. The most common TEAEs were dysphonia (41.7% for the ARIKAYCE arm vs. 3.9% for the comparator arm), cough (27.1% vs. 7.8%), diarrhea (27.1% vs. 25.5%), and COVID-19 (12.5% vs. 9.8%). Of the treatment-emergent serious adverse events observed in the trial, none were determined to be related to ARIKAYCE by investigators and none were deemed related to COVID-19.
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

The ENCORE trial is a randomized, double-blind, placebo-controlled Phase 3b study to evaluate the efficacy and safety of an ARIKAYCE-based regimen in patients with newly diagnosed or recurrent MAC lung infection who have not started antibiotics. Patients are randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for 12 months. Patients will then discontinue all study treatments and remain in the trial for three months for the assessment of durability of culture conversion. The primary endpoint is change from baseline to Month 13 in respiratory symptom score. The key secondary endpoint is the proportion of subjects achieving durable culture conversion at Month 15. We remain on track to enroll 250 patients in the registrational ENCORE study by the end of 2023. Enrollment is expected to continue into 2024, pending additional discussions with the FDA. We anticipate reporting topline data from ENCORE in 2025.
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
Based on the positive results of the WILLOW study discussed below, in December 2020 we commenced our Phase 3 trial, ASPEN, which will investigate brensocatib in bronchiectasis. ASPEN is a global, randomized, double-blind, placebo-controlled Phase 3 study to assess the efficacy, safety, and tolerability of brensocatib in adult patients with bronchiectasis. Patients with bronchiectasis due to CF may not be enrolled in the study. Patients will be randomized to receive brensocatib 10 mg, brensocatib 25 mg, or placebo once daily for 52 weeks. The primary endpoint is the rate of pulmonary exacerbations over the 52-week treatment period. Secondary endpoints include time to first pulmonary exacerbation, percentage of subjects who remain pulmonary exacerbation-free, change from baseline in post-bronchodilator FEV1, rate of severe pulmonary exacerbations, change from baseline in the Bronchiectasis QOL-B Respiratory Symptoms Domain Score, and incidence and severity of treatment-emergent adverse events (AEs). This study completed enrollment of adult patients in the first quarter of 2023. The study enrolled more than 1,700 adult patients at approximately 460 sites in 40 countries. We anticipate sharing topline data in the second quarter of 2024.
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
We also plan to explore the potential of brensocatib in additional neutrophil-mediated diseases, including CRSsNP. CRSsNP currently has no approved therapies and many patients do not respond to corticosteroids or endoscopic sinus surgery. We have activated sites in our Phase 2b BiRCh trial in patients with CRSsNP, and are nearing randomization of our first patients.
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
We are advancing the development of TPIP with two ongoing Phase 2 studies. The first study is designed to assess the safety and tolerability of TPIP in patients with PH-ILD over a 16-week treatment period using an up-titration, once-daily dosing schedule. The second study is designed to investigate the effect of TPIP in patients with PAH on changes in PVR and six-minute walk distance over a 16-week treatment period and will also employ an up-titration, once-daily dosing schedule. A third study, which was a Phase 2a study designed to study the immediate impact of a single dose of TPIP in PAH patients over a 24-hour period was discontinued primarily due to hospital and intensive care unit restrictions during the COVID-19 pandemic that were necessary to conduct the study. One patient was dosed in this study at 112.5 µg. This patient went on to complete the 16-week extension period for the study and was titrated to a dose of 320 µg once daily, which was found to be safe and tolerable. We did not observe any safety concerns with TPIP, and the data suggested a trend toward improvement in various cardiac measures during the study period.
In October 2023, we shared certain blended and blinded dose titration and safety and tolerability data from both the PH-ILD and PAH studies. In the PAH study, of the 24 patients who had reached their Week 5 visit, which is the last point in the study at which the TPIP dose can be increased, 83% of patients were able to titrate up to the maximum dose of 640 µg. In the PH-ILD study, of the 10 patients who had reached their Week 5 visit, 80% reached the maximum dose.
Based on a review of 22 patients who had completed 16 weeks of treatment in the ongoing PAH study, including patients receiving placebo, the average reduction in PVR from baseline was 21.5%. Among the 64% of patients who experienced reductions in their PVR, the average rate of reduction was 47%, and several patients experienced PVR reductions in excess of 65%. No new or unexpected safety concerns have been observed in either study so far. AEs observed to date have been consistent with the events commonly seen in patients with PAH or PH-ILD and with the known effects of inhaled prostacyclin therapies. AEs related to cough were reported to be mostly mild and there have been no observed instances of throat irritation or pain, which are among the most common reasons for limiting the dose of inhaled treprostinil in clinical practice. Based on the blended and blinded data from these studies, we plan to seek to increase the maximum tolerated dose of TPIP from 640 µg to up to 1,280 µg, once a day, for certain PAH patients.

With respect to the observations from the ongoing studies noted above, the does titration, efficacy, and safety analyses were based on data available as of August 28, September 12, and October 23, 2023, respectively. These findings may not be representative of results after the studies are completed and all data is collected and analyzed. As a result, later interim data readouts and final data from these studies may be materially different than the observations described above, including with respect to efficacy, safety and tolerability of TPIP.
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
We continue to progress our early-stage research efforts, including advancing our gene therapy program in DMD.
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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2023 and 2022
Overview - Operating Results
Our operating results for the three months ended September 30, 2023, included the following:
•Product revenues, net, increased $11.3 million, or 16.7%, as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $3.2 million as compared to the same period in the prior year as a result of the increase in sales volumes of ARIKAYCE;
•R&D expenses increased $9.3 million as compared to the same period in the prior year primarily as a result of increases in compensation and benefit-related expenses;
•SG&A expenses increased $15.0 million as compared to the same period in the prior year primarily as a result of increases in compensation and benefit-related expenses;
•Amortization of intangible assets of $1.3 million was consistent with the same period in the prior year;
•Change in fair value of deferred and contingent consideration liabilities increased $3.8 million, primarily as a result of the change in our share price; and
•Interest expense increased $16.9 million as compared to the same period in the prior year due to entering into the Term Loan and Royalty Financing Agreement in the fourth quarter of 2022.

Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2023	2022	$	%
US	$59,203	$49,539	$9,664	19.5%
Japan	16,033	14,483	1,550	10.7%
Europe and rest of world	3,836	3,708	128	3.5%
Total product revenues, net	$79,072	$67,730	$11,342	16.7%
Product revenues, net, for the three months ended September 30, 2023 increased to $79.1 million as compared to $67.7 million in the same period in 2022, an increase of 16.7%, as a result of growth in ARIKAYCE sales in the US, Japan and Europe and the rest of the world.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the three months ended September 30, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2023	2022	$	%
Cost of product revenues (excluding amortization of intangible assets)	$16,706	$13,471	$3,235	24.0%
Cost of product revenues, as % of revenues	21.1%	19.9%
Cost of product revenues (excluding amortization of intangible assets) increased by $3.2 million, or 24.0%, to $16.7 million for the three months ended September 30, 2023 as compared to $13.5 million in the same period in 2022. The increase in cost of product revenues (excluding amortization of intangibles) for the three months ended September 30, 2023 was primarily attributable to the increase in product revenues discussed above.
R&D Expenses
R&D expenses for the three months ended September 30, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2023	2022	$	%
External Expenses
Clinical development and research	$39,395	$34,337	$5,058	14.7%
Manufacturing	11,296	18,580	(7,284)	(39.2)%
Regulatory, quality assurance, and medical affairs	4,813	3,964	849	21.4%
Subtotal—external expenses	$55,504	$56,881	$(1,377)	(2.4)%
Internal Expenses
Compensation and benefit-related expenses	$35,027	$26,932	$8,095	30.1%
Stock-based compensation	9,653	7,315	2,338	32.0%
Other internal operating expenses	8,964	8,744	220	2.5%
Subtotal—internal expenses	$53,644	$42,991	$10,653	24.8%
Total R&D expenses	$109,148	$99,872	$9,276	9.3%
R&D expenses increased to $109.1 million during the three months ended September 30, 2023 from $99.9 million in the same period in 2022. The $9.3 million increase in R&D expenses was due to a $10.4 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount and a $5.1 million increase in clinical development and research expenses to support the ongoing Phase 3 ASPEN trial of brensocatib and the ARIKAYCE MAC lung disease clinical trial program partially offset by a $7.3 million decrease in manufacturing expense.

External R&D expenses by product for the three months ended September 30, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2023	2022	$	%
ARIKAYCE external R&D expenses	$13,485	$11,837	$1,648	13.9%
Brensocatib external R&D expenses	23,015	28,514	(5,499)	(19.3)%
Other external R&D expenses	19,004	16,530	2,474	15.0%
Total external R&D expenses	$55,504	$56,881	$(1,377)	(2.4)%
SG&A Expenses
SG&A expenses for the three months ended September 30, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2023	2022	$	%
Compensation and benefit-related expenses	$29,316	$22,891	$6,425	28.1%
Stock-based compensation	10,340	8,341	1,999	24.0%
Professional fees and other external expenses	38,341	33,475	4,866	14.5%
Facility related and other internal expenses	12,629	10,876	1,753	16.1%
Total SG&A expenses	$90,626	$75,583	$15,043	19.9%
SG&A expenses increased to $90.6 million during the three months ended September 30, 2023 from $75.6 million in the same period in 2022. The $15.0 million increase resulted primarily from an $8.4 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount and a $4.9 million increase in professional fees and other external expenses driven by commercial readiness activities for brensocatib.
Amortization of Intangible Assets
Amortization of intangible assets for both the three months ended September 30, 2023 and 2022 was $1.3 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration for the three months ended September 30, 2023 was $9.0 million. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the businesses we acquired. Adjustments to the fair value are due to changes in: the probability of achieving milestones; our stock price; or certain other estimated assumptions.
Investment Income
Investment income increased to $10.6 million for the three months ended September 30, 2023 as compared to $1.8 million in the same period in 2022 due to an increase in the marketable securities balance and increase in interest rates in 2023 relative to 2022.
Interest Expense
Interest expense increased to $20.3 million for the three months ended September 30, 2023 as compared to $3.4 million in the same period in 2022 primarily due to entering into the Term Loan and Royalty Financing Agreement in the fourth quarter of 2022. See Note 10 - Debt and Note 11 - Royalty Financing Agreement for further details.
Change in Fair Value of Interest Rate Swap
The change in fair value of interest rate swap for the three months ended September 30, 2023 was $1.3 million. Adjustments to the fair value are due to changes in interest rates as of September 30, 2023 relative to the fair value of interest rate swap as of December 31, 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022
Overview - Operating Results
Our operating results for the nine months ended September 30, 2023, included the following:
•Product revenues, net, increased $35.5 million, or 19.1%, as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $5.1 million as compared to the same period in the prior year as a result of the increase in sales volumes of ARIKAYCE;
•R&D expenses increased $161.2 million as compared to the same period in the prior year primarily as a result of the non-cash costs of the Adrestia and Vertuis acquisitions;
•SG&A expenses increased $62.7 million as compared to the same period in the prior year primarily as a result of increases in professional fees and other external expenses;
•Amortization of intangible assets of $3.8 million was consistent with the same period in the prior year;
•Change in fair value of deferred and contingent consideration liabilities increased $32.0 million, primarily as a result of the change in our share price; and
•Interest expense increased $50.9 million as compared to the same period in the prior year due to entering into the Term Loan and Royalty Financing Agreement in the fourth quarter of 2022.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2023	2022	$	%
US	$165,935	$137,511	$28,424	20.7%
Japan	44,782	41,008	3,774	9.2%
Europe and rest of world	10,798	7,539	3,259	43.2%
Total product revenues, net	$221,515	$186,058	$35,457	19.1%
Product revenues, net, for the nine months ended September 30, 2023 increased to $221.5 million as compared to $186.1 million in the same period in 2022, an increase of 19.1%, as a result of growth in ARIKAYCE sales in the US, Japan and Europe and the rest of the world.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the nine months ended September 30, 2023 and 2022 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2023	2022	$	%
Cost of product revenues (excluding amortization of intangible assets)	$47,130	$42,057	$5,073	12.1%
Cost of product revenues, as % of revenues	21.3%	22.6%
Cost of product revenues (excluding amortization of intangible assets) increased by $5.1 million, or 12.1%, to $47.1 million for the nine months ended September 30, 2023 as compared to $42.1 million in the same period in 2022. The increase in cost of product revenues (excluding amortization of intangibles) in the nine months ended September 30, 2023 was primarily attributable to the increase in product revenues discussed above.
R&D Expenses
R&D expenses for the nine months ended September 30, 2023 and 2022 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2023	2022	$	%
External Expenses
Clinical development and research	$127,808	$98,771	$29,037	29.4%
Adrestia and Vertuis non-cash asset acquisitions	86,747	—	86,747	NA
Manufacturing	43,069	42,875	194	0.5%
Regulatory, quality assurance, and medical affairs	20,107	14,953	5,154	34.5%
Subtotal—external expenses	$277,731	$156,599	$121,132	77.4%
Internal Expenses
Compensation and benefit-related expenses	$100,676	$75,896	$24,780	32.6%
Stock-based compensation	26,339	19,577	6,762	34.5%
Other internal operating expenses	29,236	20,683	8,553	41.4%
Subtotal—internal expenses	$156,251	$116,156	$40,095	34.5%
Total R&D expenses	$433,982	$272,755	$161,227	59.1%
R&D expenses increased to $434.0 million during the nine months ended September 30, 2023 from $272.8 million in the same period in 2022. The $161.2 million increase was primarily due to the $86.7 million non-cash cost of the Adrestia and Vertuis acquisitions, a $29.0 million increase in clinical development and research expenses to support the ongoing Phase 3 ASPEN trial of brensocatib and the ARIKAYCE MAC lung disease clinical trial program, and a $31.5 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount.
External R&D expenses by product for the nine months ended September 30, 2023 and 2022 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2023	2022	$	%
ARIKAYCE external R&D expenses	$47,107	$45,613	$1,494	3.3%
Brensocatib external R&D expenses	76,289	70,587	5,702	8.1%
Non-cash asset acquisitions	86,747	—	86,747	NA
Other external R&D expenses	67,588	40,399	27,189	67.3%
Total external R&D expenses	$277,731	$156,599	$121,132	77.4%
We expect R&D expenses to continue to increase in 2023 relative to 2022 primarily due to our clinical trial activities and related spend, including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trial of ARIKAYCE in a treatment setting for patients with MAC lung disease, our TPIP clinical trials and our research efforts in early-stage research.
SG&A Expenses
SG&A expenses for the nine months ended September 30, 2023 and 2022 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2023	2022	$	%
Compensation and benefit-related expenses	$85,480	$67,891	$17,589	25.9%
Stock-based compensation	28,456	23,159	5,297	22.9%
Professional fees and other external expenses	104,505	74,650	29,855	40.0%
Facility related and other internal expenses	36,530	26,605	9,925	37.3%
Total SG&A expenses	$254,971	$192,305	$62,666	32.6%
SG&A expenses increased to $255.0 million during the nine months ended September 30, 2023 from $192.3 million in the same period in 2022. The $62.7 million increase resulted primarily from a $29.9 million increase in professional fees and other external expenses driven by commercial readiness activities for brensocatib. The increase was also due to a $22.9 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount. We expect SG&A expenses to continue to increase in 2023 relative to 2022 due, in part, to commercial readiness activities for brensocatib.
Amortization of Intangible Assets
Amortization of intangible assets for both the nine months ended September 30, 2023 and 2022 was $3.8 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration for the nine months ended September 30, 2023 was $13.0 million. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the businesses we acquired. Adjustments to the fair value are due to changes in: the probability of achieving milestones; our stock price; or certain other estimated assumptions.
Investment Income
Investment income increased to $32.3 million for the nine months ended September 30, 2023 as compared to $2.8 million in the same period in 2022 due to an increase in the marketable securities balance and interest rates in 2023 relative to 2022.
Interest Expense
Interest expense increased to $60.9 million for the nine months ended September 30, 2023 as compared to $10.0 million in the same period in 2022 due primarily to entering into the Term Loan and Royalty Financing Agreement in the fourth quarter of 2022. See Note 10 - Debt and Note 11 - Royalty Financing Agreement for further details.
Change in Fair Value of Interest Rate Swap
The change in fair value of interest rate swap for the nine months ended September 30, 2023 was $1.7 million. Adjustments to the fair value are due to changes in interest rates as of September 30, 2023 relative to the fair value of interest rate swap as of December 31, 2022.

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
During the nine months ended September 30, 2023, we issued and sold an aggregate of 2,000,000 shares of common stock through our ATM program at a weighted-average public offering price of $19.35 per share and received net proceeds of $37.5 million. As of September 30, 2023, an aggregate of $176.9 million of shares of common stock remain available to be issued and sold under the ATM program.
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
Cash Flows
As of September 30, 2023, we had cash and cash equivalents of $487.1 million, as compared with $1,074.0 million as of December 31, 2022. In addition, as of September 30, 2023, we had marketable securities of $298.8 million as compared with $74.2 million as of December 31, 2022. The $586.9 million decrease in cash and cash equivalents was primarily due to the purchase of marketable securities and cash used in operating activities. Our working capital was $729.8 million as of September 30, 2023, as compared with $1,083.1 million as of December 31, 2022.
Net cash used in operating activities was $405.4 million and $297.3 million for the nine months ended September 30, 2023 and 2022, respectively. The net cash used in operating activities during the nine months ended September 30, 2023 and 2022 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The increase in cash used in operating activities for the nine months ended September 30, 2023 compared to the corresponding period in 2022 was primarily due to the increase in net loss, excluding the adjustments to reconcile net loss to net cash used in operating activities.
Net cash used in investing activities was $225.4 million and $54.9 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in 2023 is due to purchases of marketable securities in nine months ended September 30, 2023.
Net cash provided by financing activities was $45.2 million and $49.9 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in 2023 is due to proceeds received from stock option exercises and the ESPP in the nine months ended September 30, 2022.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations during the nine months ended September 30, 2023 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. For the required interim disclosure updates related to our accounting policies and estimates, see Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2023, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government. As of September 30, 2023, our marketable securities were invested in US treasury notes with an original maturity of greater than 90 days.
As of September 30, 2023, we had $800.0 million of convertible notes outstanding. Our 2025 Convertible Notes and our 2028 Convertible Notes bear interest at a coupon rate of 1.75% and 0.75%, respectively. In addition, as of September 30, 2023, we had a $350 million Term Loan and a $150.0 million Royalty Financing Agreement outstanding. The Term Loan accrues interest quarterly at the SOFR subject to a floor of 2.5%, plus a margin of 7.75% per annum. We entered into the Swap Contract as a hedge to the Term Loan variable interest rate. The Royalty Financing Agreement pays interest at 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% thereafter as well as 0.75% of brensocatib global net sales, if approved. If a 10% change in interest rates had occurred on September 30, 2023, it would not have had a material effect on the fair value of our debt as of that date, nor would it have a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the nine months ended September 30, 2023 and 2022, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 4.                                                CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
Our business is subject to substantial risks and uncertainties. You should carefully consider the information contained in this Quarterly Report on Form 10-Q, the risks and uncertainties described below, and the risk factors and other information contained in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023. Any of the risks and uncertainties described herein and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Form 10-Q (please read the Cautionary Note Regarding Forward-Looking Statements in this Form 10-Q).
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
There is a high rate of failure inherent in this process, and potential products that appear promising at early stages of development may fail for a number of reasons. Importantly, positive results from preclinical studies of a product candidate may not be predictive of similar results in human clinical trials, promising results from earlier clinical trials of a product candidate may not be replicated in later clinical trials, and observations from ongoing trials, including observations based on interim, preliminary, or blinded data, may not be representative of results after the trials are completed and all data is collected and analyzed. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving positive results in earlier stages of development and have abandoned development efforts or sought partnerships in order to continue development.
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
Inadequate funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products, provide feedback on clinical trials and development programs, meet with sponsors and otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels; ability to hire and retain key personnel and accept the payment of user fees; and statutory, regulatory, and policy changes, among other factors. Average review times at the agency may fluctuate as a result. In addition, government funding of other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies or to otherwise respond to regulatory submissions, which would adversely affect our business. For example, over the last several years, the US government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
On August 4, 2021, the Company acquired all of the equity interests of Motus, a privately held, preclinical stage company. Among other consideration, in connection with the acquisition of Motus, the Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date and up to 5,348,572 shares in the aggregate upon the achievement of certain development and regulatory milestone events, in each case, subject to certain reductions. On August 8, 2023, the second anniversary of the closing, the Company fulfilled the payment due by issuing 177,203 shares of the Company’s common stock. The shares of the Company’s common stock issued to the Motus equityholders were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, and the number of such shares was calculated based on a per share value of $27.11. The Company did not receive any proceeds from the issuance of common stock to the Motus equityholders.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, certain of our officers and directors adopted or terminated Rule 10b5-1 trading plans as follows:

Sara Bonstein, our Chief Financial Officer, entered into a prearranged stock trading arrangement (the Trading Plan) on September 15, 2023. Ms. Bonstein’s Trading Plan provides for the sale of an aggregate number of up to 22,493 shares of the Company's common stock between December 15, 2023 and February 28, 2024. The Trading Plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.
ITEM 6.    EXHIBITS
Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (effective as of May 11, 2023) (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on May 11, 2023).

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: October 26, 2023	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)