Form 10-K
period 2023-12-31
INSMED Inc
filed 2024-02-22
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act). Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023, was $3.0 billion (based on the closing price for shares of the registrant's common stock as reported on the Nasdaq Global Select Market on that date). In determining this figure, the registrant has assumed solely for this purpose that all of its directors, executive officers, persons beneficially owning 10% or more of the registrant's outstanding common stock and certain other stockholders of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.

On February 19, 2024, there were 148,491,583 shares of the registrant's common stock, $0.01 par value, outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than April 29, 2024 and to be delivered to shareholders in connection with the 2024 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

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
     Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
•failure to continue to successfully commercialize ARIKAYCE, our only approved product, in the United States (US), Europe or Japan (amikacin liposome inhalation suspension, Liposomal 590 mg Nebuliser Dispersion, and amikacin sulfate inhalation drug product, respectively), or to maintain US, European or Japanese approval for ARIKAYCE;
•uncertainties or changes in the degree of market acceptance of ARIKAYCE by physicians, patients, third-party payors and others in the healthcare community;
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
•the risks and uncertainties associated with, and the perceived benefits of, our secured senior loan with certain funds managed by Pharmakon Advisors, LP (Pharmakon) and our royalty financing with OrbiMed Royalty & Credit Opportunities IV, LP, (OrbiMed) including our ability to maintain compliance with the covenants in the agreements for the senior secured loan and royalty financing and the impact of the restrictions on our operations under these agreements;
•our inability to create or maintain an effective direct sales and marketing infrastructure or to partner with third parties that offer such an infrastructure for distribution of ARIKAYCE or any of our product candidates that are approved in the future;
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
•failure to successfully conduct future clinical trials for ARIKAYCE, brensocatib, TPIP and our other product candidates due to our limited experience in conducting preclinical development activities and clinical trials necessary for regulatory approval and our potential inability to enroll or retain sufficient patients to conduct and complete the trials or generate data necessary for regulatory approval of our product candidates or to permit the use of ARIKAYCE in the broader population of patients with MAC lung disease, among other things;
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
•inability to adapt to our highly competitive and changing environment;
•inability to access, upgrade or expand our technology systems or difficulties in updating our existing technology or developing or implementing new technology;
•risk that we are unable to maintain our significant customers;
•risk that government healthcare reform materially increases our costs and damages our financial condition;
•business or economic disruptions due to catastrophes or other events, including natural disasters or public health crises;
•risk that our current and potential future use of artificial intelligence (AI) and machine learning may not be successful;
•deterioration in general economic conditions in the US, Europe, Japan and globally, including the effect of prolonged periods of inflation, affecting us, our suppliers, third-party service providers and potential partners;
•inability to adequately protect our intellectual property rights or prevent disclosure of our trade secrets and other proprietary information and costs associated with litigation or other proceedings related to such matters;
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
Our pipeline includes clinical-stage programs, brensocatib and TPIP, as well as other early-stage research programs. Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), which we are developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases, including chronic rhinosinusitis without nasal polyps (CRSsNP). TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary hypertension associated with interstitial lung disease (PH-ILD) and pulmonary arterial hypertension (PAH). Our early-stage research programs encompass a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, RNA-end joining, and synthetic rescue. A summary of our commercial and pipeline products is shown below:

The information below summarizes our achievements in 2023 and the anticipated near-term milestones for ARIKAYCE and our product candidates.
ARIKAYCE
•We announced positive topline results from the ARISE trial in the third quarter of 2023. Based on these results, we have proposed to the FDA that the change of the respiratory score derived from the Quality of Life – Bronchiectasis (QOL-B) respiratory domain PRO be the primary endpoint for the ENCORE study, the second trial in our post-marketing confirmatory clinical trial program for ARIKAYCE. We anticipate receiving FDA feedback on the PRO in the first half of 2024.
•In December 2023, we received written feedback from the FDA on the PRO data produced in the ARISE study. We expect to meet with the FDA in the coming months to gain additional insights and guidance, from which we will finalize our statistical plans for the ENCORE study, including an updated enrollment target for the study.
•In January 2024, we reached enrollment of 250 patients in the ENCORE trial. Enrollment in the study remains ongoing as we await feedback from the FDA on the finalization of our statistical plan. We anticipate reporting topline data from ENCORE in 2025.
Brensocatib
•In the first quarter of 2023, we completed enrollment of the Phase 3 ASPEN trial in adult patients with bronchiectasis, and we anticipate sharing topline data in the latter half of the second quarter of 2024.
•We plan to explore the potential of brensocatib in additional neutrophil-mediated diseases. We have initiated the Phase 2b BiRCh trial of brensocatib in patients with CRSsNP.
•We are advancing commercial readiness activities in preparation for a launch of brensocatib for patients with bronchiectasis, if approved. If successful, we anticipate a launch in the US in mid-2025, followed by launches in Europe and Japan in the first half of 2026.
•We expect to initiate a Phase 2 study of brensocatib in patients with hidradenitis suppurativa (HS) in the second half of 2024.
TPIP
•In November 2023, we completed enrollment in the Phase 2 PH-ILD study, with 39 patients enrolled. Topline data from the study are anticipated in the second quarter of 2024.
•Enrollment in the Phase 2 study of TPIP in PAH remains ongoing. The Company anticipates enrolling 99 patients in the study, 45 of whom had been enrolled by year-end 2023, with topline results expected in 2025.
Early-Stage Research
•We continue to progress our early-stage research programs across a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
To complement our internal research and development, we also actively evaluate in-licensing and acquisition opportunities for products, product candidates and technologies, including those that address serious and rare diseases with significant unmet need.

Our Strategy
Our strategy focuses on the needs of patients with serious and rare diseases. Our first product, ARIKAYCE, is approved in the US as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with refractory MAC. Our product candidates are brensocatib, our Phase 3 product candidate which we are developing for patients with bronchiectasis and other neutrophil-mediated diseases, and TPIP, our Phase 2 product candidate that may offer a differentiated product profile for patients with PH-ILD and PAH. We are also advancing our early-stage research programs encompassing a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, RNA-end joining, and synthetic rescue.
Our key priorities are as follows:
•Continue to provide ARIKAYCE to appropriate patients and expand our reliable revenue stream;
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
As a condition of accelerated approval, we must conduct a post-marketing confirmatory clinical trial. In December 2020, we commenced the post-marketing confirmatory clinical trial program for ARIKAYCE in patients with MAC lung disease consisting of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed or recurrent MAC lung infection who have not started antibiotics using the PRO tool validated in the ARISE trial. In September 2023, we announced positive topline results from the ARISE trial. The study met its primary objective of demonstrating that the QOL-B respiratory domain works effectively as a PRO tool in patients with MAC lung disease. Based on these results, we have proposed to the FDA that the change of the respiratory score derived from the QOL-B respiratory domain PRO be the primary endpoint for the ENCORE study. We reached our original target enrollment of 250 patients in the ENCORE trial in patients with newly diagnosed or recurrent nontuberculous mycobacterial lung infection caused by MAC who had not started antibiotics. Enrollment in the study remains ongoing. We received written feedback from the FDA on the patient-reported outcome data produced in the Phase 3 ARISE study in December 2023. We expect to meet with the FDA in the coming months to gain additional insights and guidance, from which we will finalize our statistical plans for the Phase 3 ENCORE study, including an updated enrollment target for the study.
Regulatory Pathway Outside of the US
In October 2020, the EC granted marketing authorization for ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. ARIKAYCE can now be prescribed for patients across the European Union (EU) countries as well as in the UK. ARIKAYCE is reimbursed nationally in France, Belgium, the Netherlands, the UK and Ireland. We have worked with the German National Association of Statutory Health Insurance Funds (GKV-SV) towards an agreement on the price of ARIKAYCE that would allow us to better serve the needs of patients in Germany; however, since we have been unable to reach an agreement, patient supply of ARIKAYCE in Germany was enabled by import from other EU countries in September 2022. We are working to ensure an uninterrupted supply of ARIKAYCE for patients in Germany and to provide physicians and pharmacists the information they need to obtain ARIKAYCE for their patients through the importation pathway. In January 2023, we agreed upon reimbursement terms with the French authorities. To date, we have been unable to reach an acceptable agreement of a nationally reimbursed price with the Italian Medicines Agency (AIFA); however, ARIKAYCE remains commercially available for physicians to prescribe in Italy under Class C, where we set the price and funding is agreed locally.
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
The ARISE Study
The ARISE trial was a global, randomized, double-blind, placebo-controlled Phase 3b study in adult patients with newly diagnosed or recurrent MAC infections that aimed to generate evidence demonstrating the domain specification, reliability, validity, and responsiveness of PRO-based scores, including a respiratory symptom score. The ARISE study met its primary objective of demonstrating that the QOL-B respiratory domain works effectively as a PRO tool in patients with MAC lung disease. Based on these results, we have proposed to the FDA that the change of the respiratory score derived from the QOL-B respiratory domain PRO be the primary endpoint for the ENCORE study.
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
Based on the results of ARISE, we plan to explore accelerating the filing for approval of ARIKAYCE in newly infected patients with MAC lung disease with the FDA. Consistent with our expectations, the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan recently confirmed that it does not have an accelerated approval pathway and would therefore not consider a label expansion for ARIKAYCE based on data from the ARISE study alone.
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
ARISE Safety and Tolerability
The discontinuation rate of ARIKAYCE or the placebo used in the comparator arm was 22.9% in the ARIKAYCE arm and 7.8% in the comparator arm. Study completion rates were 91.7% in the ARIKAYCE arm and 94.1% in the comparator arm. No new safety events were observed in the ARIKAYCE arm, and the safety profile in general was as expected in both treatment arms. Treatment-emergent adverse events (TEAEs) were reported by 91.7% of patients in the ARIKAYCE arm and 80.4% of patients in the comparator arm. The most common TEAEs were dysphonia (41.7% for the ARIKAYCE arm vs. 3.9% for the comparator arm), cough (27.1% vs. 7.8%), diarrhea (27.1% vs. 25.5%), and COVID-19 (12.5% vs. 9.8%). Of the treatment-emergent serious adverse events observed in the trial, none were determined to be related to ARIKAYCE by investigators.
Further Research and Lifecycle Management
We are currently exploring and supporting research and lifecycle management programs for ARIKAYCE beyond treatment of refractory MAC lung disease as part of a combination antibacterial regimen for adult patients who have limited or no treatment options. As noted above, we will continue to advance the post-marketing confirmatory MAC lung disease clinical trial program for ARIKAYCE, through the ARISE and ENCORE trials, which are intended to fulfill the FDA's post-marketing requirement to allow for the full approval of ARIKAYCE in the US, as well as to support the use of ARIKAYCE as a treatment for patients with MAC lung disease.

The ENCORE trial is a randomized, double-blind, placebo-controlled Phase 3b study to evaluate the efficacy and safety of an ARIKAYCE-based regimen in patients with newly diagnosed or recurrent MAC infection who have not started antibiotics. Patients are randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for 12 months. Patients will then discontinue all study treatments and remain in the trial for three months for the assessment of durability of culture conversion. The primary endpoint is change from baseline to Month 13 in respiratory symptom score. The key secondary endpoint is the proportion of subjects achieving durable culture conversion at Month 15. We completed our original target enrollment of 250 patients in the ENCORE trial. Enrollment is ongoing, and we anticipate reporting topline data from ENCORE in 2025.
Subsequent lifecycle management studies could also potentially enable us to reach more patients. These initiatives may include new clinical studies sponsored by us and may also include investigator-initiated studies, which are independent clinical studies initiated and sponsored by physicians or research institutions, with funding from us.
 Market Opportunity for ARIKAYCE in MAC Lung Disease
NTM lung disease is associated with increased rates of morbidity and mortality, and MAC is the predominant pathogenic species in NTM lung disease in the US, Europe and Japan. The prevalence of NTM lung disease has increased over the past two decades, and we believe it is an emerging public health concern worldwide. Based on an analysis conducted in 2017, using information from external sources, including market research funded by us and third parties, and internal analyses and calculations, we estimated the potential patient populations in the US, the European 5 (comprised of France, Germany, Italy, Spain and the United Kingdom (UK)) and Japan in 2019 were as follows:

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
In October 2020, the EC approved ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. The CONVERT study included a comprehensive pharmacokinetic sub-study in Japanese subjects in lieu of a separate local pharmacokinetic study in Japan, as agreed with the PMDA. In March 2021, Japan's MHLW approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen.
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
Based on the positive results of the WILLOW study discussed below, in December 2020 we commenced our Phase 3 trial, ASPEN, which will investigate brensocatib in bronchiectasis. ASPEN is a global, randomized, double-blind, placebo-controlled Phase 3 study to assess the efficacy, safety, and tolerability of brensocatib in adult patients with bronchiectasis. Patients with bronchiectasis due to CF were not enrolled in the study. Patients will be randomized to receive brensocatib 10 mg, brensocatib 25 mg, or placebo once daily for 52 weeks. The primary endpoint is the rate of pulmonary exacerbations over the 52-week treatment period. Secondary endpoints include time to first pulmonary exacerbation, percentage of subjects who remain pulmonary exacerbation-free, change from baseline in post-bronchodilator FEV1, rate of severe pulmonary exacerbations, change from baseline in the Bronchiectasis QOL-B Respiratory Symptoms Domain Score, and incidence and severity of TEAEs. This study completed enrollment of adult patients in the first quarter of 2023. The study enrolled 1,682 adult patients at approximately 460 sites in 40 countries. We anticipate sharing topline data in the latter half of the second quarter of 2024.
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
In June 2020, the FDA granted breakthrough therapy designation for brensocatib for the treatment of adult patients with non-cystic fibrosis bronchiectasis (NCFBE) for reducing exacerbations. The FDA's breakthrough therapy designation is designed to expedite the development and review of therapies that are intended to treat serious or life-threatening diseases and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy. The benefits of breakthrough therapy designation include more frequent communication and meetings with the FDA, eligibility for rolling and priority review, intensive guidance on an efficient drug development program, and organizational commitment from the FDA involving senior managers. In November 2020, brensocatib was granted access to the PRIME scheme from the European Medicines Agency (EMA) for patients with NCFBE.
In October 2021, the EMA’s Paediatric Committee approved the brensocatib Pediatric Investigational Plan for the treatment of patients with NCFBE. Subsequently, the ASPEN trial will now include 41 adolescent patients between ages 12 to 17, which will fulfill the pediatric study requirements to support marketing applications in this patient population in the US, Europe and Japan.
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

In January 2023, we reported topline data from the Phase 2, multiple-dose, pharmacokinetic/pharmacodynamic study of brensocatib in patients with CF. This Phase 2 study included both patients who were on background CFTR modulator drugs and patients who were not on CFTR modulator drugs. The study duration was approximately one month and dosed CF patients to placebo, 10 mg, 25 mg, and 40 mg of brensocatib. A clear dose-dependent and exposure-dependent inhibition of blood NSPs was observed in patients treated with brensocatib across all doses in this study, consistent with the mechanism of action of brensocatib. Safety and tolerability were consistent with what was observed during the Phase 2 WILLOW study, with no significant drug-related findings. We concluded that an additional cohort evaluating a 65 mg dose of brensocatib is not needed in this patient population. Upon the availability of the ASPEN study results, we will evaluate potential future developments in CF patients.
We also plan to explore the potential of brensocatib in additional neutrophil-mediated diseases, including CRSsNP. CRSsNP currently has no approved therapies and many patients do not respond to corticosteroids or endoscopic sinus surgery. We have initiated our Phase 2b BiRCh trial in patients with CRSsNP.
Market Opportunity for Brensocatib in Bronchiectasis
Bronchiectasis is a severe, chronic pulmonary disorder in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage. The condition is marked by frequent pulmonary exacerbations requiring antibiotic therapy and/or hospitalizations. Symptoms include chronic cough, excessive sputum production, shortness of breath, and repeated respiratory infections, which can worsen the underlying condition. Based on information from external sources, including market research funded by us and third parties, and internal analyses and calculations, we estimate the potential addressable market in bronchiectasis at launch in the US, the European 5 and Japan will be as follows (approximately):

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
In October 2023, we shared certain blended and blinded dose titration and safety and tolerability data from both the PH-ILD and PAH studies. In the PAH study, of the 24 patients who had reached their Week 5 visit, which is the last point in the study at which the TPIP dose can be increased, 83% of patients were able to titrate up to the maximum dose level in the study, 640 µg, or matching placebo. In the PH-ILD study, of the 10 patients who had reached their Week 5 visit, 80% reached the maximum dose level in the study, 640 µg, or matching placebo.
Based on the blended and blinded review of 22 patients who had completed 16 weeks of treatment in the ongoing PAH study, including patients receiving placebo, the average reduction in PVR from baseline was 21.5%. Among the 64% of patients who experienced reductions in their PVR, the average rate of reduction was 47%, and several patients experienced PVR reductions in excess of 65%. No new or unexpected safety concerns have been observed in either study so far. AEs observed to date have been consistent with the events commonly seen in patients with PAH or PH-ILD and with the known effects of inhaled prostacyclin therapies. AEs related to cough were reported to be mostly mild and there have been no observed instances of throat irritation or pain, which are among the most common reasons for limiting the dose of inhaled treprostinil in clinical practice. Based on the blended and blinded data from these studies, we plan to seek to increase the maximum dose of TPIP from 640 µg to up to 1,280 µg, once a day, in the open label extension study for certain PAH patients based on investigator decision.
With respect to the observations from the ongoing studies noted above, the dose titration, efficacy, and safety analyses were based on data available as of August 28, September 12, and October 23, 2023, respectively. These findings may not be representative of results after the studies are completed and all data is collected and analyzed. As a result, later interim data readouts and final data from these studies may be materially different than the observations described above, including with respect to efficacy, safety and tolerability of TPIP.
We will continue to advance our Phase 2 development work in both PH-ILD and PAH. We expect topline results from the PH-ILD study to be shared in the second quarter of 2024.
Early-Stage Research
Our early-stage research efforts are comprised of our preclinical programs, advanced through internal research and development and augmented through business development activities. In March 2021, we acquired a proprietary protein deimmunization platform, called Deimmunized by Design, focused on the reengineering of therapeutic proteins to evade immune recognition and reaction. In August 2021, we acquired Motus Biosciences, Inc. (Motus) and AlgaeneX, Inc. (AlgaeneX), preclinical stage companies engaged in the research, development and manufacturing of gene therapies for rare genetic disorders. In January 2023, we acquired Vertuis Bio, Inc. (Vertuis), a privately held, preclinical stage company engaged in the research and development of gene therapies for rare genetic disorders. In June 2023, we acquired Adrestia Therapeutics Ltd. (Adrestia), a privately held, preclinical stage company using precision genetic models to search for therapeutic targets, precision diagnostics, novel drug compounds and new applications for existing drugs.
We continue to progress our early-stage research programs across a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
Corporate Development
We plan to continue to develop, acquire, in-license or co-promote other products, product candidates and technologies, including those that address serious and rare diseases with significant unmet need. We are focused broadly on serious and rare disease therapeutics and prioritizing those areas that best align with our core competencies.
Manufacturing
We do not have any in-house manufacturing capability other than for small-scale preclinical development programs and we depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our product candidates for use in clinical trials. We plan to rely primarily on third-party manufacturers and suppliers for the commercial manufacture and supply of most product candidates that we commercialize. ARIKAYCE is manufactured currently by Resilience Biotechnologies Inc. (Resilience) (formerly Therapure Biopharma Inc.) in Canada at a 200 kilogram (kg) scale. For additional information about our agreement with Resilience, see License and Other Agreements—ARIKAYCE-related Agreements.
In October 2017, we entered into certain agreements with Patheon UK Limited (Patheon), a wholly-owned subsidiary of Thermo Fisher Scientific, Inc. (Thermo Fisher), related to increasing our long-term production capacity for ARIKAYCE commercial inventory. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our long-term anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. The aggregate investment to increase the long-term production capacity, including under these agreements, and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $104 million. In addition, we have a commercialization agreement with PARI, the manufacturer of our drug delivery nebulizer for ARIKAYCE, to address our commercial supply needs (the Commercialization Agreement).
We expect our future requirements for brensocatib and TPIP will be manufactured by contract manufacturing organizations (CMOs). Certain product candidates will be manufactured using future in-house manufacturing capabilities.
Intellectual Property
We own or license rights to more than 900 issued patents and pending patent applications in the US and in foreign countries, including more than 300 issued patents and pending patent applications related to ARIKAYCE. Our success depends in large part on our ability to maintain proprietary protection surrounding our product candidates, technology and know-how; to operate without infringing the proprietary rights of others; and to prevent others from infringing our proprietary rights. We actively seek patent protection by filing patent applications, including on inventions that are important to the development of our business in the US, Europe, Japan, Canada, and selected other foreign markets that we consider key for our product candidates. These international markets generally include Australia, China, India, Israel and Mexico.
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
•US Patent No. 9,895,385 (expires May 15, 2035)
•US Patent No. 10,251,900 (expires May 15, 2035)
•US Patent No. 10,751,355 (expires May 15, 2035)
•US Patent No. 11,446,318 (expires May 15, 2035)

In addition, we own five pending US patent applications that cover the ARIKAYCE composition and/or its use in treating NTM, including MAC infections. One or more of the patent applications, if issued as patents in their current form, may be eligible for listing in the FDA Orange Book for ARIKAYCE. We also own a pending US application that covers methods for making ARIKAYCE. We anticipate that in the US, we will have patent coverage for ARIKAYCE and its use in treating NTM lung disease, including NTM lung disease caused by MAC, through May 15, 2035.

Ten patents have been granted by the European Patent Office (EPO) (European Patent Nos. 1581236, 1909759, 1962805, 2823820, 2852391, 3067046, 3142643, 3427742, 3466432 and 3766501) that relate to ARIKAYCE and its use in treating NTM, including MAC infections. In addition, we have additional patent applications pending before the EPO that relate to ARIKAYCE and its use in treating NTM lung disease. European Patent No. 1909759 (the ’759 patent), owned by us, was previously opposed by Generics (UK) Ltd. A hearing was held on October 19, 2015, during which we submitted amended claims. The European Patent Office Opposition Division (EPOOD) maintained the patent as amended and Generics (UK) Ltd appealed the decision. The EPO Technical Board of Appeals heard arguments related to the appeal on January 8, 2019 and the product claims of the patent were held invalid. The method of manufacture claims was remitted to the EPOOD for further consideration, and the EPO has since maintained the validity of these claims. European Patent Nos. 1962805 and 3067046, both of which expire approximately five months after the ‘759 patent (December 5, 2026 vs. July 19, 2026), also include claims related to ARIKAYCE and its use in treating NTM lung disease. European Patent No. 2852391 expires May 21, 2033 and includes claims related ARIKAYCE together with a vibrating mesh nebulizer having certain properties. European Patent Nos. 3142643, 3466432 and 3766501 each expires May 15, 2035 and include claims related to ARIKAYCE and its use for treating MAC lung infections.
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
Brensocatib Patents
Through our agreement with AstraZeneca, we have licensed US Patent Nos. 9,522,894, 9,815,805, 10,287,258, 10,669,245, 11,655,221, 11,655,222, 11,655,223, 11,655,224, 11,673,871, 11,773,069, and 11,814,359, which have claims related to brensocatib and methods for using brensocatib in certain treatment methods, including the treatment of obstructive diseases of the airway such as bronchiectasis. US Patent No. 9,522,894 expires March 12, 2035 while the remaining US patents expire January 21, 2035 (not taking into account any potential patent term extension). Counterpart patents have issued in Australia, Canada, Europe, China, Japan, South Korea, India, Israel, and Mexico and expire January 21, 2035, not accounting for any potential patent term extension. In addition, patent applications related to brensocatib are pending in the US and throughout the world, including in Europe, China, and Japan.
TPIP Patents
We own US Patent Nos. 9,255,064, 9,469,600, 10,010,518, 10,526,274, 10,995,055 and 11,795,135, each expiring October 24, 2034 (not taking into account any potential patent term extensions or adjustments), each with claims covering treprostinil palmitil, the treprostinil prodrug component of TPIP, compositions comprising the same, and/or its use. US Patent No. 9,255,064 has claims reciting hexadecyl-treprostinil, and other treprostinil prodrugs. US Patent No. 9,469,600 has claims related to TPIP and other treprostinil prodrug formulations. US Patent No. 10,010,518 has claims directed to methods of treating pulmonary hypertension, including PAH, using compositions related to TPIP such as treprostinil prodrug formulations. US Patent No. 10,526,274 has claims directed to methods for treating pulmonary fibrosis with treprostinil palmitil. US Patent No. 10,995,055 has claims directed to compositions comprising treprostinil palmitil in the form of a dry powder, and methods for treating pulmonary hypertension with the same. US Patent No. 11,795,135 has claims directed to methods for treating PH-ILD, with treprostinil palmitil. Counterpart patent applications to these US Patents have issued in Europe, Japan and other foreign jurisdictions. Counterpart patent applications to these US Patents are also pending in select jurisdictions, including the US, Europe and Japan.
We own pending patent applications that relate to methods for using treprostinil prodrugs and formulations comprising the same, including TPIP in treating patients with PAH and other diseases, as well as methods for manufacturing such treprostinil prodrugs and formulations. Should the patent applications related to TPIP formulations and methods of using TPIP in pulmonary hypertension treatment methods issue, these patents would expire in October 2041.
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
Under the licensing agreement, we paid PARI an upfront license fee and milestone payments. Upon FDA acceptance of our NDA and the subsequent FDA and EMA approvals of ARIKAYCE, we made additional milestone payments of €1.0 million, €1.5 million and €0.5 million, respectively, to PARI. In October 2017, we exercised an option to buy-down the royalties payable to PARI. PARI is entitled to receive royalty payments in the mid-single digits on annual global net sales of ARIKAYCE pursuant to the licensing agreement, subject to certain specified annual minimum royalties.
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
Patheon (a wholly-owned subsidiary of Thermo Fisher) and related agreements
In October 2017, we entered into certain agreements with Patheon related to the increase of our long-term production capacity for ARIKAYCE. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. Our manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon have given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The aggregate investment to increase our long-term production capacity, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $104 million.
Cystic Fibrosis Foundation Therapeutics, Inc.
In 2004 and 2009, we entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby we received $1.7 million and $2.2 million in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the CFFT agreements, as amended, we owe milestone payments to CFFT of $13.4 million in the aggregate payable through 2025, of which $7.4 million has been paid as of December 31, 2023. Furthermore, if certain global sales milestones were met within five years of the commercialization of ARIKAYCE, we would have owed up to an additional $3.9 million. We met and paid $1.7 million of these additional global sales milestone payments.
PPD Development, L.P. (a wholly-owned subsidiary of Thermo Fisher)
In April 2020, we entered into a master services agreement with PPD Development, L.P. (PPD) pursuant to which we retained PPD to perform clinical development services in connection with certain of our clinical research programs. The master services agreement has an initial term of five years. Either party may terminate (i) any project addendum under the master services agreement for any reason and without cause upon 30 days’ written notice, (ii) any project addendum in the event of the other party’s breach of the master services agreement or such project addendum upon 30 days’ written notice, provided that such breach is not cured within such 30-day period, (iii) the master services agreement or any project addendum immediately upon the occurrence of an insolvency event with respect to the other party or (iv) any project addendum upon 30 days’ written notice if (a) the continuation of the services under such project addendum would post material ethical or safety risks to study participants, (b) any approval from a regulatory authority necessary to perform the applicable study is revoked, suspended or expires without renewal or (c) in the reasonable opinion of such party, continuation of the services provided under such project addendum would be in violation of applicable law. We have entered into project addenda with PPD to perform clinical development services over several years for, but not limited to, our ARISE, ENCORE, ASPEN studies and other brensocatib and TPIP studies. We currently expect to incur approximately $430.1 million of costs related to these project addenda.
Brensocatib-related Agreements
AstraZeneca
In October 2016, we entered into a license agreement with AstraZeneca (the AZ License Agreement), pursuant to which AstraZeneca granted us exclusive global rights for the purpose of developing and commercializing AZD7986 (renamed brensocatib). In consideration of the licenses and other rights granted by AstraZeneca, we made an upfront payment of $30.0 million in late October 2016. In December 2020, we incurred a $12.5 million milestone payment obligation upon the first dosing in a Phase 3 clinical trial of brensocatib. Upon the earlier of our notification to AstraZeneca that we intend to file an NDA or releasing an official public statement that we intend to file an NDA, we will owe AstraZeneca an additional $12.5 million. Subsequent to this milestone, we are also obligated to make a series of additional contingent milestone payments totaling up to an additional $60.0 million upon the achievement of regulatory filing milestones. If we elect to develop brensocatib for a second indication, we will be obligated to make an additional series of contingent milestone payments totaling up to $42.5 million, the first of which occurs at the initiation of a Phase 3 trial in the additional indication. We are not obligated to make any additional milestone payments for additional indications. In addition, we have agreed to pay AstraZeneca tiered royalties ranging from a high single-digit to mid-teens on net sales of any approved product based on brensocatib and one additional payment of $35.0 million upon the first achievement of $1 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with us for commercialization of brensocatib in chronic obstructive pulmonary disease or asthma. If we fail to comply with our obligations under our agreements with AstraZeneca (including, among other things, if we fail to use commercially reasonable efforts to develop and commercialize a product based on brensocatib, or we are subject to a bankruptcy or insolvency), AstraZeneca would have the right to terminate the license.
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
Government Regulation
Orphan Drug Designation
United States
Under the Orphan Drug Act (ODA), the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, defined as a disease or condition for which the drug is intended affects fewer than 200,000 people in the US or for which there is no reasonable expectation that the cost of developing and making available in the US a drug for such disease or condition will be recovered from US sales of such drug, if it meets certain criteria specified by the ODA and FDA. After the FDA grants orphan drug designation, the drug and the specific intended use(s) for which it has obtained designation are listed by the FDA in a publicly accessible database. The FDA designated ARIKAYCE as an orphan drug for treatment of NTM infections, bronchiectasis in patients with Pseudomonas aeruginosa or other susceptible microbial pathogens, and bronchopulmonary Pseudomonas aeruginosa infections in CF patients. However, the orphan drug designations for bronchiectasis in patients with Pseudomonas aeruginosa or other susceptible microbial pathogens and bronchopulmonary Pseudomonas aeruginosa infections in CF patients were withdrawn at our request in August 2023.
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
In a decision issued in September 2021 (Catalyst Pharmaceuticals, Inc. v. Becerra), the US Court of Appeals for the Eleventh Circuit held that the FDA had erred by limiting the scope of orphan drug exclusivity for FIRDAPSE® (amifampridine) to the product’s approved indication, an action that the FDA taken in accordance with its regulations interpreting the ODA. The court held that under the ODA, FIRDAPSE’s orphan drug exclusivity instead protected the broader rare disease or condition that received orphan drug designation. Notwithstanding the Eleventh Circuit’s decision in Catalyst, the FDA announced in January 2023 that it would continue to apply the FDA’s regulations tying the scope of orphan drug exclusivity to a product’s approved uses or indications. In light of the FDA’s announcement, the scope of orphan drug exclusivity and other issues relating to the FDA’s implementation of the ODA with respect to previously approved and future products may be the subject of further litigation or legislative action.
European Union
The EMA grants orphan drug designation to promote the development of drugs or biologics (1) for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU, or (2) for life threatening, seriously debilitating or serious and chronic condition in the EU where, without incentives, sales of the drug in the European Economic Area (the EU plus Iceland, Lichtenstein and Norway) (EEA) are unlikely to be sufficient to justify its development. Orphan drug designation is available either if no other satisfactory method of diagnosing, preventing or treating the condition is approved in the EEA or if such a method does exist but the proposed orphan drug will be of significant benefit to patients.
If a drug with an orphan drug designation subsequently receives an orphan drug marketing authorization from the EC for a therapeutic indication which is covered by such designation, the drug is entitled to orphan exclusivity. The EC has granted an orphan drug marketing authorization for ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. Orphan exclusivity means that the EMA or a national medicines agency may not accept another application for authorization, or grant an authorization, for a same or similar drug for the same therapeutic indication. Competitors may receive such a marketing authorization despite orphan exclusivity, provided that they demonstrate that the existing orphan product is not supplied in sufficient quantities or that the 'second' drug or biologic is clinically superior to the existing orphan product. The 'second' drug may but need not have an orphan designation as well. The period of orphan exclusivity is 10 years, which can be extended by two years where an agreed pediatric investigation plan has been implemented. The exclusivity period may also be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Each orphan designated marketing authorization carries the potential for one market exclusivity for all the therapeutic indications that are covered by the designation. Market exclusivity is an orphan incentive awarded by the EC to a specific clinical indication with an orphan designation. Each indication with an orphan designation confers ten years of market exclusivity for the particular indication. A medicine that has multiple orphan designations for different conditions may benefit from separate market exclusivity periods pertaining to its different orphan designations.
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
The orphan designation may be applied for at any time during the development of the drug but before the application for marketing authorization. At the time of marketing authorization, the criteria for orphan designation are examined again, and the EC decides on the maintenance of the orphan designation in granting an orphan drug marketing authorization. The non-maintenance of the orphan designation means that the drug loses its orphan status and thus no longer benefits from orphan exclusivity, fee reductions or exemptions, and national benefits.
Japan
The MHLW may, after hearing the opinion of the Pharmaceutical Affairs and Food Sanitation Council, grant orphan drug designation to a drug intended to treat a rare disease or condition if the drug meets the following conditions: (i) the number of target patients is less than 50,000 in Japan; (ii) the necessity of orphan drug designation is high from a medical point of view; (iii) there are sufficient theoretical grounds to use the drug for the target disease; and (iv) the plan for development of the drug is appropriate. Even if a drug is granted orphan drug designation, however, it does not always receive the manufacturing and marketing approval that is necessary for the drug to be sold or marketed in Japan. ARIKAYCE did not qualify for orphan drug designation in Japan due to the estimated number of NTM patients in Japan exceeding 50,000.
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
Preclinical Studies
Preclinical studies may include laboratory evaluation of product chemistry, formulation and toxicity, and pharmacology, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including the FDA's good laboratory practice (GLP) regulations and the US Department of Agriculture's regulations implementing the Animal Welfare Act. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical trial protocol, among other things, to the FDA as part of an IND. Certain non-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND might not result in the FDA allowing clinical trials to commence.
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

NDAs and BLAs
After completion of the required clinical testing, an NDA or BLA can be prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the US. The NDA or BLA is a large submission that must include, among other things, the results of all preclinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The application also includes representative samples, copies of the proposed product labeling, patent information, and a financial certification or disclosure statement. The cost of preparing and submitting an NDA or BLA is substantial. Additionally, under federal law (as amended by the most recent reauthorization of the Prescription Drug User Fee Act (PDUFA VII) in the FDA User Fee Reauthorization Act of 2022), most NDAs and BLAs are subject to a substantial application fee and, upon approval, the applicant will be assessed an annual prescription drug program fee, both of which are adjusted annually. NDAs and BLAs for orphan drugs are not subject to an application fee, unless the application includes an indication other than an orphan-designated indication. The FDA also has the authority to grant waivers of certain user fees, pursuant to the FDCA.
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
Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will typically inspect the facility or the facilities at which the drug or biological product is manufactured. The FDA will not approve the product unless, among other requirements, compliance with current good manufacturing practice (cGMP) is satisfactory and the NDA or BLA contains data that provide substantial evidence of effectiveness for the proposed indication, generally consisting of adequate and well-controlled clinical investigations, and that the drug is safe for use under the conditions of use in the proposed labeling. The FDA also reviews the proposed labeling submitted with the NDA or BLA and typically requires changes in the labeling text.
After the FDA evaluates the NDA or BLA and the manufacturing and testing facilities, it issues either an approval letter or a complete response letter. Complete response letters generally outline the deficiencies in the submission and delineate the additional testing or information needed in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. An approval letter, which may specify post approval requirements, authorizes commercial marketing of the drug or biological product for the approved indication or indications and the other conditions of use set out in the approved prescribing information. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. The FDA sets a goal date by which the FDA expects to issue either an approval letter or a complete response letter, unless the review period is adjusted by mutual agreement between the FDA and the applicant or as a result of the applicant submitting a major amendment. The FDA's current performance goals call for the FDA to complete review of 90 percent of standard (non-priority) NDAs and BLAs within 10 months of the end of the 60-day filing review period and priority NDAs and BLAs within six months of the end of the 60-day filing review period (in the case of new molecular entity (NME) NDA and original BLA submissions). For non-NME NDA/BLAs the FDA's current performance goals call for the FDA to complete review of 90 percent of standard (non-priority) NDAs and BLAs within 10 months of receipt and priority NDAs and BLAs within 6 months of receipt.
As a condition of NDA or BLA approval, the FDA may require substantial post-approval testing, known as Phase 4 studies, to be conducted in order to gather additional information on the drug's effect in various populations and any side effects. Beyond routine post marketing safety surveillance, the FDA may require specific additional surveillance to monitor the drug's safety or efficacy and may impose other conditions, including labeling restrictions that can materially affect the potential market and profitability of the drug. As a condition of approval, or after approval, the FDA also may require submission of a risk evaluation and mitigation strategy (REMS) or a REMS with elements to assure safe use to mitigate any identified or suspected serious risks. The REMS may include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. Further post-approval requirements are discussed below.
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
Fast track designation applies to a drug that is intended to treat a serious condition and for which nonclinical or clinical data demonstrate the potential to address unmet medical need. It should be requested at the time of IND submission or ideally no later than the pre-NDA or pre-BLA meeting. The FDA must respond to requests for fast track designation within 60 days of receipt of the request. If granted, the applicant is eligible for actions to expedite development and review, such as frequent interaction with the review team, as well as rolling review, meaning that the applicant may submit sections of the application as they are available. The timing of the FDA's review of these sections depends on a number of factors, and the review clock does not start running until the agency has received a complete NDA or BLA submission. The FDA may withdraw fast track designation if the agency determines that the designation is no longer supported by data emerging in the drug development process.
Priority review applies to an application (both original and efficacy supplement) for a drug that treats a serious condition and that, if approved, would provide a significant improvement in safety or effectiveness. It also applies to any supplement that proposes a labeling change pursuant to a report on a pediatric study conducted pursuant to section 505A of the FDCA. A request for priority review is submitted at the time of submission of an NDA or BLA, or supplemental NDA or BLA. The FDA must respond within 60 days of receipt of the request. If granted, the review time is shortened from the standard 10 months to 6 months, beginning either after the 60-day filing review period (in the case of NME NDA and original NDA submissions) or the date of receipt (in the case of non-NME original NDA submissions).
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
Additionally, the FDA may approve eligible drugs under the LPAD. A product is eligible if it is intended to treat a serious or life-threatening infection in a limited population of patients with unmet needs, the drug otherwise meets the standards of approval, and the FDA receives a written request from the sponsor to approve the drug under this pathway. An antibacterial or anti-fungal drug approved through this pathway may follow a streamlined clinical development program involving smaller, shorter, or fewer clinical trials. Approval is based on a benefit-risk assessment in the intended limited population, taking into account the severity, rarity, or prevalence of the infection the drug is intended to treat and the availability or lack of alternative treatment for the patient population. Such drugs might not have favorable benefit-risk profiles in a broader population. Drugs approved under LPAD are subject to additional regulatory requirements, including labeling and advertising statements regarding the limited population and submission of promotional materials to the FDA at least 30 days prior to dissemination. The FDA may remove these additional requirements if the agency approves the drug for a broader population.
Exclusivities
In the US, after NDA or BLA approval of a drug not previously approved, owners of relevant drug patents may obtain up to a five-year patent term extension on a single patent. The allowable patent term extension is generally calculated as half of the drug's testing phase (the time between the date the IND becomes effective and the NDA or BLA submission date) and all of the review phase (the time between the NDA or BLA submission date and the approval date) up to a maximum of five years, to the extent such testing phase and approval phase occur after the issue date of the patent. The total post-NDA or BLA approval patent term including the extension may not exceed 14 years. The extension also can be shortened if the FDA determines that the NDA/BLA applicant did not pursue approval with due diligence. For patents that might expire while a patent term extension application is pending, the patent owner may request an interim patent term extension. The Director of the USPTO shall extend, until a final determination is made, the term of the patent for periods of up to one year if the Director determines that the patent is eligible for extension. An interim patent term extension may be renewed up to four times until a final determination is made, and up to the amount of time for which the patent might be eligible for extension. For each interim patent term extension granted, the final patent term extension is reduced by a corresponding amount. Interim patent extensions may also be available for a patent that will expire before a drug is expected to be approved, but the NDA or BLA for the drug must have been submitted.
A variety of non-patent exclusivity periods are available under the FDCA that can delay the submission or approval of certain applications for competing products.
A five-year period of non-patent exclusivity within the US is granted to the first applicant to gain approval of an NDA for a new chemical entity (NCE). An NCE is a drug that contains no active moiety (the molecule or ion responsible for the action of the drug substance) that has been approved by the FDA in any other application submitted under section 505(b) of the FDCA. During the exclusivity period for an NCE, the FDA may not accept for review an abbreviated NDA, or ANDA, or a 505(b)(2) NDA submitted by another company that references (i.e., relies on the FDA's prior approval of) the NCE drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a patent certification for each patent listed with the FDA for the NCE drug (e.g., a certification of patent invalidity or non-infringement with respect to a patent listed with the FDA for the NCE drug).
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
These exclusivities also do not preclude FDA approval of a 505(b)(1) NDA for a duplicate version of the approved drug during the period of exclusivity, provided that the follow-on applicant conducts or obtains a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
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
Under the PHSA, the FDA recognizes reference product exclusivity starting from the first licensure of a biological product. Reference product exclusivity affects the timing of submission and approval of a BLA for a biosimilar product. Under section 351(k) of the PHSA, a BLA for a biosimilar product may be approved based upon a showing that the proposed product is highly similar to a previously licensed product, known as the reference product, notwithstanding minor differences in clinically inactive components; and there are no clinically meaningful differences between the proposed biosimilar product and the reference product in terms of safety, purity, and potency. Reference product exclusivity prevents the FDA from accepting a BLA submitted under section 351(k) of the PHSA for a proposed biosimilar product for 4 years after the date of first licensure of the reference product, and prevents the FDA from approving such BLA for a proposed biosimilar product for 12 years after such date of first licensure. An additional period of reference product exclusivity is not available upon approval of a supplemental BLA. Moreover, the PHSA limits the availability of reference product exclusivity for a subsequent BLA filed by the same sponsor or manufacturer of a biological product (or a licensor, predecessor in interest, or other related entity).
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
The FDA is divided into various Centers, which each have authority over a specific type of product. NDAs are reviewed by personnel within the Center for Drug Evaluation and Research, while device applications, premarket notifications, and de novo authorization requests are reviewed by the Center for Devices and Radiological Health. Combination products, such as drug/device combinations, are typically reviewed through a marketing submission that corresponds to the constituent part which provides the product's primary mode of action (PMOA), i.e., is the single mode of action that provides the most important therapeutic action of the combination product. If the PMOA is unclear or in dispute, a sponsor may file a Request for Designation with the FDA’s Office of Combination Products (OCP), which will render a determination and assign a lead Center. OCP generally assigns jurisdiction based on PMOA. If it is not possible to determine which one mode of action will provide a greater contribution than any other mode of action to the overall therapeutic effects of the combination product, the FDA makes a determination as to which Center to assign the product based on consistency with other combination products raising similar types of safety and effectiveness questions. When there are no other combination products that present similar questions of safety and effectiveness with regard to the combination product as a whole, the agency will assign the combination product to the Center with the most expertise in evaluating the most significant safety and effectiveness questions raised by the combination product.

When evaluating an application or other marketing submission for a combination product, a lead Center may consult other Centers, or it may assign review of a specific section of the application to another Center, delegating its review authority for that section. Depending on the type of combination product, approval or clearance could be obtained through submission of a single marketing application or through separate applications for the individual constituent parts (e.g., an NDA for the drug and a premarket notification for the device). The FDCA directs the FDA to conduct a review of a combination product under a single marketing application whenever appropriate. Applicants may choose to submit separate applications for constituent parts of a combination product (unless the FDA determines one application is necessary), and in limited situations, the FDA may determine an application for each constituent part is warranted. One reason to submit multiple applications is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity. If multiple applications are submitted, each application is generally reviewed by the Center with authority over each application type. For combination products that contain an approved constituent part (such as a drug-device combination product in which the device has previously received clearance), the FDA may require that the application(s) include only such information as is necessary to meet the standard for clearance or approval, using a risk-based approach and taking into account any prior finding of safety or effectiveness for the approved constituent part.
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
The FDA regulates the content and format of prescription drug labeling, advertising, and promotion, including direct-to-consumer advertising and promotional Internet communications. The FDA also establishes parameters for permissible non-promotional communications between industry and the medical community, including industry-supported scientific and educational activities. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion for uses not consistent with the approved labeling, and a company that is found to have improperly promoted off-label uses or otherwise not to have met applicable promotion rules may be subject to significant liability under the FDCA, the PHSA, and other statutes, including the False Claims Act.
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
Under the centralized procedure, the Committee for Medicinal Products for Human Use (CHMP) is required to adopt an opinion on a valid application within 210 days, excluding clock stops when additional information is to be provided by the applicant in response to questions. More specifically, on day 80 of the procedure, the Rapporteur and Co-Rapporteur generate their draft assessment report. This is followed at day 120 by issuing to the applicant their formal report and a list questions. Applicants then have up to three months to respond to the questions (and can request a three-month extension). The Rapporteur, Co-Rapporteur and CHMP assess the applicant's replies and at day 150 generate their Joint Assessment Report. At day 180, the Joint Assessment Report along with a list of outstanding issues for unresolved matters (as needed) is provided to the applicant. Applicants then have one month to respond to the CHMP (and can request a one or two-month extension). At day 180 the CHMP can also request the involvement of a Scientific Advisory Group (SAG), where the applicant is given the opportunity to present data supporting the application and addressing the specific questions addressed by the CHMP to the SAG. If the outstanding issues remain, an oral explanation may be requested by the EMA, where the applicant must attend the CHMP plenary session and address the Major Objections related to approval of the marketing authorization application (MAA). The CHMP members can then question the applicant on the key issues. At day 210, once its scientific evaluation is completed, the CHMP gives a favorable or unfavorable opinion as to whether to grant the marketing authorization. After the adoption of the CHMP opinion, a decision must be adopted by the EC, after consulting the Standing Committee of the Member States. The EC prepares a draft decision and circulates it to the member states; if the draft decision differs from the CHMP opinion, the Commission must provide detailed explanations. The EC adopts a decision within 15 days of the end of the consultation procedure.
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
As of May 26, 2021, before a device can be placed on the market in the EU, compliance with the MDR requirements (i.e., the General Safety and Performance Requirements, or GSPRs, set out in Annex I of the MDR) must be demonstrated in order to affix the Conformité Européene mark, or CE Mark, to the product. The MDR provides recourse to harmonized European standards in order to facilitate compliance with the GSPRs. Harmonized standards provide a presumption of conformity with the GSPRs (although there are a limited number of standards harmonized currently). However, under transitional provisions provided for in the MDR, medical devices with Notified Body certificates issued under Directive 93/42 prior to May 26, 2021 may continue to be placed on the market for the remaining validity of the certificate, until December 31, 2027 at the latest for higher risk medical devices and until December 31, 2028 for other medical devices, in each case, so long as there is no significant changes in the design or intended purpose. After the expiry of any applicable transitional period, only devices that have been CE marked under the MDR may be placed on the market in the EU.
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
Japan
Under the Japanese regulatory system administered by the MHLW and the PMDA (which is responsible for product review and evaluations under the supervision of the MHLW), in principle, pre-marketing approval and clinical studies are required for all pharmaceutical products. The Law on Securing Quality, Efficacy and Safety of Products Including Pharmaceuticals and Medical Devices (Act No. 145 of 1960) requires a license for marketing authorization when importing to Japan and selling pharmaceutical products manufactured in other countries, a holder of such license is referred to as a marketing authorization holder. It also requires a foreign manufacturer to get each of its manufacturing sites certified as a manufacturing site of pharmaceutical products to be marketed in Japan. To receive a license for marketing authorization, the manufacturer or seller must, at the very least, employ certain manufacturing marketing, quality and safety personnel. A license for marketing authorization may not be granted if the quality management methods and post marketing safety management methods applied with respect to the pharmaceutical product fail to conform to the standards stipulated in the ordinances promulgated by the MHLW. To obtain manufacturing/marketing approval for a new product, a Company must submit an application for approval to the MHLW with results of CMC, nonclinical and clinical studies to show the quality, efficacy and safety of the product candidate. A data compliance review, on-site inspection for good clinical practice, audit and detailed data review for compliance with current good manufacturing practices are undertaken by the PMDA. The application is then discussed by the committees of the Pharmaceutical Affairs and Food Sanitation Council. Based on the results of these reviews, the final decision on approval is made by the MHLW. The time required for the approval process varies depending on the product. PMDA's target review period (submission to approval) is one year (standard review) and nine months (priority review), although this is not a commitment. The product also needs approval for pricing in order to be eligible for reimbursement under Japan's National Health Insurance system. The medical products which, once they are approved and marketed, are subject to the continuing standards of Good Manufacturing Practice and Good Quality Practice and are also subject to regular post-marketing vigilance of safety and quality under the standards of Good Vigilance Practice and Good Post-marketing Study Practice. In Japan, the National Health Insurance system maintains a Drug Price List specifying which pharmaceutical products are eligible for reimbursement, and the MHLW sets the prices of the products on this list. After receipt of marketing approval, negotiations regarding the reimbursement price with the MHLW would begin. Price would be determined within 60 to 90 days following receipt of marketing approval unless the applicant disagrees, which may result in extended pricing negotiations. The government is currently introducing price cut rounds every year and mandates price decreases for specific products. New products judged innovative or useful, that are indicated for pediatric use, or that target orphan or small population diseases, however, may be eligible for a pricing premium. The government has also promoted the use of generics, where available.
Pediatric Information
United States
Under the Pediatric Research Equity Act of 2003 (PREA), as amended, certain NDAs, BLAs, and supplements must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may, on its own initiative or at the request of an applicant, grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, and subject to an exception for certain oncology drugs, PREA does not apply to any drug for an indication for which orphan designation has been granted. Under the Best Pharmaceuticals for Children Act (BPCA), pediatric research is incentivized by the possibility of six months of pediatric exclusivity, which if granted, is added to existing statutory and patent-based exclusivity periods listed for the applicable drug in the FDA's Orange Book at the time the FDA determines that the sponsor has satisfied the FDA's "written request" for pediatric research, provided that the FDA makes such determination at least nine months before the expiration of such exclusivity period. Sponsors may seek to negotiate the terms of a written request during drug development. While the sponsor of an orphan-designated drug may not be required to perform pediatric studies under PREA unless one of the above exceptions applies, they are eligible to participate in the incentives under the BPCA if the FDA issues a written request.
European Union
In the EU, new drugs (i.e., drugs containing a new active substance) for adults must also be tested in children.
This can also include pediatric pharmaceutical forms, in all subsets of the pediatric population. The mandatory pediatric testing is carried out through the implementation of a pediatric investigation plan (PIP), which is proposed by the applicant and approved by the EMA. A PIP contains all the studies to be conducted and measures to be taken in order to support the approval of the new drug, including pediatric pharmaceutical forms, in all subsets of the pediatric population. Implementation of a PIP is a pre-requisite to validation of an MAA. Following granting of the marketing authorization, post approval compliance is also reviewed through the life cycle of the product until the PIP is completed. A PIP may allow for one or more waivers or deferral for one or more of the studies or measures included therein in order not to delay the approval of the drug in adults, and, on another hand, the EMA may grant either a product-specific waiver for the (adult) disease/condition or one or more pediatric subsets or a class waiver for the disease/condition. PIPs are subject to potential modifications from time to time, when they no longer are workable, if approved by EMA. Any new indication as a variation to an existing marketing authorization requires a new PIP for that indication. In the case of orphan medicinal products, completion of an approved PIP can result in an extension of the market exclusivity period from ten to twelve years. To benefit from the additional exclusivity the PIP must be completed and content from the PIP must be included in the approved summary of product characteristics.
Japan
In Japan, there is no statutory rule which imposes any different obligation on pharmaceutical manufacturers engaging in pediatric drug development than on other pharmaceutical manufacturers. However, the guidelines of the MHLW (Handling of Pharmaceuticals during the Reexamination Interval Period (Issue No. 107, February 1, 1999) and Enforcement of the Ministerial Ordinance Partially Revising the Ministerial Ordinance on Standards for Post-marketing Surveillance of Pharmaceutical Products and Review of Post-marketing Surveillance for the Reexamination of Pharmaceutical Products (No. 1324, December 27, 2000)) state as follows: (i) since information on pediatric patients obtained in clinical trials may be limited, the MHLW recommends that pharmaceutical manufacturers conduct adequate post-marketing surveillance during the reexamination interval period and collect as much information as possible for proper use of drugs for pediatric patients; and (ii) if a pharmaceutical manufacturer plans to conduct a clinical trial to set the dose of a pediatric drug to prepare application for manufacturing/marketing approval or after receiving the same approval, the reexamination interval period may be extended up to ten years. In addition, since February 2010 the MHLW has convened a study group composed of physicians on a regular basis to discuss and promote the development of children’s drugs that have been approved for use in Europe and the US but are not yet approved in Japan, so that they can be used as early as possible in Japan as well.
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
Members of Congress have indicated an interest in legislative measures designed to lower drug costs. The Biden Administration has also indicated that lowering prescription drug prices is a priority. In August 2022, President Biden signed the Inflation Reduction Act (IRA) of 2022 (P.L. 117-169) into law. This law will, for the first time, allow Medicare to negotiate the price of certain high expenditure, single source Medicare Part B or Part D drugs. The Centers for Medicare & Medicaid Services is in the process of implementing a Medicare Drug Price Negotiation Program, and this program may affect future Medicare reimbursement for our drugs. The IRA also requires manufacturers of certain Part B and Part D drugs to issue to the US Department of Health and Human Services (HHS) rebates based on certain calculations and triggers (i.e., when drug prices increase and outpace the rate of inflation). Drug pricing is an active area for regulatory reform at both the federal and state levels, and additional significant changes to current drug pricing and reimbursement structures in the US could be forthcoming.
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
Employees
As of December 31, 2023, we had a total of 912 full-time employees: 442 in research, clinical, regulatory, medical affairs and quality assurance; 70 in technical operations, manufacturing and quality control; 173 in general and administrative functions; and 227 in commercial activities. We had 703 full-time employees in the US, 124 employees in Europe and 85 employees in Japan. We anticipate increasing our headcount in 2024.
None of our employees are represented by a labor union and we believe that our relations with our employees are generally good. Generally, our US employees are at-will employees; however, we have entered into employment agreements with certain of our executive officers.
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
Diversity and Inclusion
We are focused on maintaining an inclusive work environment that best supports the diverse needs of the patient communities we serve. Among other factors in hiring, we consider geographic, gender, age, racial and ethnic diversity. As of December 31, 2023, women represent 38% of our executive team, 28% of our leadership team (vice president and above), 33% of our board of directors and 53% of our workforce. We continue to grow our list of employee resource groups and expand our sourcing for new talent to foster increased diversity in our talent pipeline. We are also committed to equitable pay for all employees. We use industry benchmarks and annual internal equity reviews to make salary adjustments as needed in efforts to ensure a fair and bias-free compensation system. As we grow, we are continuing to implement initiatives to advance the development of diverse talent and ensure diverse succession plans both in our employee workforce and our board of directors, and to support equity and inclusion for all. To further our initiatives, in the fourth quarter of 2023, we hired a director of inclusion and culture.
Environmental, Social and Governance (ESG)
As of 2021, we have a cross-functional group of employees that, together with members of our executive leadership, updates our Nominations and Governance Committee and Board of Directors on ESG considerations and strategy. We are cognizant of our environmental impact, currently support several green measures and community service programs, and continue to explore options to improve and build upon our sustainability efforts. We are committed to ensuring the health and well-being of our employees and promoting patient advocacy and safety. Finally, we are driven by integrity and believe good corporate governance is important and necessary to maintain ethical and compliant business practices. In 2023, we published our inaugural Responsibility Report.
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
•The commercial success of ARIKAYCE will depend on continued market acceptance by physicians, patients, third-party payors and others in the healthcare community.
•We obtained regulatory approval of ARIKAYCE in the US through an accelerated approval process, and full approval will be contingent on successful and timely completion of a confirmatory post-marketing clinical trial.
•We may not be able to obtain regulatory approvals for brensocatib, or for our other product candidates, and we may not be able to receive approval for ARIKAYCE in new markets. Any such failure to obtain regulatory approvals, particularly for brensocatib in the US, may materially adversely affect us.
•We remain subject to substantial, ongoing regulatory requirements related to ARIKAYCE, and failure to comply with these requirements could lead to enforcement action or otherwise materially harm our business.
•If we are unable to obtain or maintain adequate reimbursement from government or third-party payors for ARIKAYCE or if we are unable to obtain or maintain acceptable prices for ARIKAYCE, our prospects for generating revenue and achieving profitability will be materially adversely affected.
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
•Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, may be interpreted differently if additional data are disclosed, and are subject to audit and verification procedures that could result in material changes in the final data.
•Failure to obtain or maintain regulatory approval or clearance of our product devices, including Lamira, as a delivery system for ARIKAYCE and the delivery system for TPIP, could materially harm our business.
•If our clinical studies do not produce positive results or our clinical trials are delayed, or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to obtain regulatory approval for and commercialize our product candidates in the US, Europe, Japan or other markets.
•We may not be able to enroll enough patients to conduct and complete our clinical trials or retain a sufficient number of patients in our clinical trials to generate the data necessary for regulatory approval of our product candidates or to permit the use of ARIKAYCE in the broader population of patients with MAC lung disease.
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
•If we are unable to form and sustain relationships with third-party service providers that are critical to our business, or if any third-party arrangements that we may enter into are unsuccessful, our ability to develop and commercialize our products may be materially adversely affected.
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

•We expect to continue to expand our development, regulatory and sales and marketing capabilities, and as a result, may encounter difficulties in managing our growth, which could disrupt our operations.
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
•We are subject to data privacy laws and regulations that govern how we can collect, process, store and transfer personal data.
•We have limited experience operating internationally, are subject to a number of risks associated with our international activities and operations and may not be successful in any efforts to further expand internationally.
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
•If we fail to comply with obligations in our third-party agreements, our business could be adversely affected, including as a result of the loss of license rights that are important to our business.
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
Risks Related to the Commercialization and Continued Approval of ARIKAYCE
Our prospects are highly dependent on the continued success of our only approved product, ARIKAYCE, which was approved in the United States as ARIKAYCE (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). If we are unable to successfully market and commercialize or maintain approval for ARIKAYCE, our business, financial condition, results of operations and prospects and the value of our common stock will be materially adversely affected.
Our long-term viability and growth depend on the continued successful commercialization of ARIKAYCE, our only approved product. ARIKAYCE was approved in the US for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting, as defined by patients who do not achieve negative sputum cultures after a minimum of six consecutive months of a multidrug background regimen therapy. Subsequently, ARIKAYCE was approved in Europe for the treatment of NTM lung infections caused by

MAC in adults with limited treatment options who do not have CF, and in Japan for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatments with a multidrug regimen. We refer to NTM lung disease caused by MAC as MAC lung disease. We have invested and continue to invest significant efforts and financial resources in the commercialization of ARIKAYCE, and our ability to continue to generate revenue from ARIKAYCE will depend heavily on successfully commercializing and obtaining full regulatory approval for ARIKAYCE from the FDA by conducting an appropriate confirmatory post-marketing study. ARIKAYCE was our first commercial launch, and its successful commercialization and our receipt of full regulatory approval for ARIKAYCE in the US are subject to many risks.
In order to commercialize ARIKAYCE, we must establish and maintain marketing, market access, sales and distribution capabilities on our own or make arrangements with third parties for its marketing, sale and distribution. We are commercializing ARIKAYCE in the US, Europe and Japan using our sales force, but we may not continue to be successful in these efforts. The establishment, development and maintenance of our own sales force is and will continue to be expensive and time-consuming. As a result, we may seek one or more partners to handle some or all of the sales and marketing of ARIKAYCE in certain markets following approval by the relevant regulatory authority in those markets. In that case, we will be reliant on third parties to successfully commercialize ARIKAYCE and will have less control over commercialization efforts than if we handled commercialization with our own sales force. However, we may not be able to enter into arrangements with third parties to sell ARIKAYCE on favorable terms or at all. In the event that either our own marketing, market access, sales force or third-party marketing, and sales organizations are not effective, our ability to generate revenue would be adversely affected.
The commercial success of ARIKAYCE depends on continued market acceptance by physicians, patients, third-party payors and others in the healthcare community.
Despite receiving FDA, EC and Japan's MHLW approval of ARIKAYCE, market acceptance may vary among physicians, patients, third-party payors or others in the healthcare community. ARIKAYCE was the first product approved in the US via the LPAD pathway, and its approval under this pathway may impact market acceptance of the product. If ARIKAYCE does not achieve and maintain an adequate level of acceptance, it is not likely that we will generate significant revenue or become profitable. The degree of market acceptance of ARIKAYCE, which we launched in the US early in the fourth quarter of 2018, in Europe in the fourth quarter of 2020, and in Japan in the second quarter of 2021, is also dependent on a number of additional factors, including the following:
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
As a condition of accelerated approval, we must conduct a post-marketing confirmatory clinical trial. Additionally, we are required to submit periodic reports on the progress of this clinical trial. In the fourth quarter of 2020, we commenced the post-marketing confirmatory clinical trial program for ARIKAYCE in patients with MAC lung disease. The confirmatory clinical trial program consists of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed or recurrent MAC lung disease using the PRO tool validated in the ARISE trial. The confirmatory clinical program is intended to fulfill the FDA’s post-marketing requirement to allow for full approval of ARIKAYCE by the FDA, and verification and description of clinical benefit in the ENCORE trial will be necessary for full approval of ARIKAYCE. The trial completion timetable agreed upon with the FDA when the approval letter for ARIKAYCE was received has been delayed. We remain engaged with the FDA regarding the timeline, status and execution of the ARISE and ENCORE trials. There is little precedent for clinical development and regulatory expectations for agents to treat MAC lung disease. In September 2023, we announced positive topline results from the ARISE trial. The study met its primary objective of demonstrating that the QOL-B respiratory domain works effectively as a PRO tool in patients with MAC lung disease. Based on these results, we have proposed to the FDA that the change of the respiratory score derived from the QOL-B respiratory domain PRO be the primary endpoint for the ENCORE study. If our PRO tool is not approved as the primary endpoint for the ENCORE study or if modifications are required, we would need to develop a new clinical endpoint for the ENCORE trial. We may also encounter substantial delays in completing enrollment for the ENCORE trial, including due to any increase to the enrollment target based on pending discussions with the FDA, and in conducting the trial, and we may not be able to enroll and conduct the trial in a manner satisfactory to the FDA or within the time period required by the FDA. The FDA could, among other things, withdraw its approval of ARIKAYCE using expedited procedures if the ENCORE trial is not successful or if the FDA concludes that we failed to conduct the ENCORE trial with due diligence, that other evidence demonstrates that ARIKAYCE is not shown to be safe and effective, or that we disseminated false or misleading promotional materials with respect to ARIKAYCE. Additionally, under the amendments to the FDCA made by the Food and Drug Omnibus Reform Act of 2022, the FDA could pursue administrative and judicial remedies for a violation of the FDCA if we were to fail to conduct the ENCORE trial with due diligence or not timely submit the required reports on the progress of the ENCORE trial. Separate from the confirmatory trial, additional results from ongoing and recently completed studies may affect the FDA’s benefit-risk analysis for the product. Failure to meet all post-marketing commitments may raise additional regulatory challenges.
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
•Acquire licenses for marketing authorization and certifications for our third-party manufacturers when importing and selling pharmaceutical products manufactured in other countries into Japan;
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
Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-US regulatory authorities and/or may set a reimbursement rate that is too low to support a profitable sales price for the product. For example, in France we agreed with the French authorities to a reimbursed price which was lower than the price in our temporary authorization for use (Autorisation Temporaire d'Utilisation or ATU) and are required to refund the difference. As a result, we recorded a revenue reversal in the fourth quarter of 2022, related to revenue recorded in prior periods. In addition, in 2023, we experienced a one-time, prospective price decrease for ARIKAYCE in Japan of 9.4%. In the US, payors have restricted and continue to restrict coverage of ARIKAYCE by using a variable co-payment structure that imposes higher costs on patients for drugs that are not preferred by the payor and by imposing requirements for prior authorization or step edits. Subsequent approvals of competitive products could result in a detrimental change to the reimbursement of our products. The occurrence of any of these events likely would adversely impact market acceptance and demand for ARIKAYCE, which, in turn, could affect our ability to successfully commercialize ARIKAYCE and adversely impact our business, financial condition, results of operations and prospects and the value of our common stock.

There is a significant focus in the US healthcare industry and elsewhere on drug prices and value, and public and private payors are taking increasingly aggressive steps to control their expenditures for pharmaceuticals by, among other things, negotiating manufacturer discounts and placing restrictions on reimbursement for, and patient access to, medications. These pressures could negatively affect our business. We expect changes in the Medicare program and state Medicaid programs, as well as managed care organizations and other third-party payors, to continue to put pressure on pharmaceutical product pricing. One significant example of recent legislative action is the IRA, which was signed into law on August 16, 2022. While the IRA is still subject to rulemaking (with more information to come via guidance documents from the responsible federal agencies), the IRA purports to give the HHS the ability and authority to directly negotiate with manufacturers the price that Medicare will pay for certain high-priced drugs and set caps on the negotiated price of such drugs, among other changes. The IRA also requires manufacturers of certain Part B and Part D drugs to issue to HHS rebates based on certain calculations and triggers (i.e., when drug prices increase and outpace the rate of inflation). At this time, while we believe that ARIKAYCE will be excluded from negotiation due to its orphan drug designation, we cannot predict other potential implications the IRA provisions will have on our business or the pricing of any future products. These types of laws may have a significant impact on our ability to set a product price we believe is fair and may adversely affect our ability to generate revenue and achieve or maintain profitability. We expect further federal and state proposals and healthcare reforms to continue to be proposed, which could limit the prices that can be charged for the products we develop or may otherwise limit our commercial opportunity. See Reimbursement of Pharmaceutical Products in Item 1 of Part I of this Annual Report on Form 10-K for more information. In addition, in connection with various government programs, we are required to report certain pricing information to the government, and the failure to do so may subject us to penalties.
In markets outside the US, including countries in Europe, Japan and Canada, pricing of pharmaceutical products is subject to governmental control. Evaluation criteria used by many government agencies in European countries for the purposes of pricing and reimbursement typically focus on a product’s degree of innovation and its ability to meet a clinical need unfulfilled by currently available therapies. The Patient Protection and Affordable Care Act (ACA) created a similar entity, the Patient-Centered Outcomes Research Institute, designed to review the effectiveness of treatments and medications in federally-funded healthcare programs. An adverse result could lead to a treatment or product being removed from Medicare or Medicare coverage. The decisions of such governmental agencies could affect our ability to sell our products profitably.
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
The FDA granted accelerated approval of ARIKAYCE for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting, as defined by patients who do not achieve negative sputum culture after a minimum of six consecutive months of a multidrug background regimen therapy. Our CONVERT study and 312 study focused on this refractory population, and we do not anticipate obtaining an indication for a broader population of patients with MAC lung disease or any other illnesses or infections without additional clinical data. Additional clinical trials will require additional time and expense. While we reported positive topline results from our ARISE trial, we are continuing to conduct our confirmatory clinical trial program for full approval of ARIKAYCE in the broader population of patients with MAC lung disease through our ENCORE trial, but this trial program, along with any other clinical trials of ARIKAYCE, may not be successful. Additional results from ongoing and recently completed studies may affect the FDA’s benefit-risk analysis for the product. If we are unable to expand the indication for use of ARIKAYCE, our prospects and the value of our common stock may be materially adversely affected.
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
We cannot state with certainty when or whether our product candidates now under development will be approved or launched; whether, if initially granted, such approval will be maintained; whether we will be able to develop, license, or otherwise acquire additional products or product candidates; or whether our products, once launched, will be commercially successful. Failure to successfully develop future product candidates for any of these reasons may materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, may be interpreted differently if additional data are disclosed, and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our clinical trials, which may be based on a preliminary analysis of then-available data in a summary or topline format, and the results and related findings may change as more patient data become available, may be interpreted differently if additional data are disclosed at a later time and are subject to audit and verification procedures that could result in material changes in the final data. For example, in September 2023, we announced topline data for the ARISE trial and we expect to announce topline data for the ASPEN trial in the latter half of the second quarter of 2024. If additional results from our clinical trials are not viewed favorably, our ability to obtain approval for and commercialize our approved drug and drug candidates, our business, operating results, prospects, or financial condition may be harmed and our stock price may decrease.
We also make assumptions, estimates, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been disclosed and/or are received and fully evaluated. Such data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary and topline data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Differences between preliminary or interim data and final data could significantly harm our business prospects.

Further, other parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or product, and our business in general. In addition, in regards to the information we publicly disclose regarding a particular study or clinical trial, such as topline data, you or others may not agree with what we determine is the material or otherwise appropriate information to include in such disclosure, and any information we determine not to disclose, or to disclose at a later date, such as at a medical meeting may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular drug, drug candidate, or our business. If the topline data that we report differ from actual results or are interpreted differently once additional data are disclosed at a later date, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our drug candidates, our business, operating results, prospects, or financial condition may be harmed or our stock price may decline.
We may not be able to obtain regulatory approvals for brensocatib, or for our other product candidates and we may not be able to receive approval for ARIKAYCE in new markets. Any such failure to obtain regulatory approvals, particularly for brensocatib, may materially adversely affect us.
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
We may not be able to enroll enough patients to conduct and complete our clinical trials or retain a sufficient number of patients in our clinical trials to generate the data necessary for regulatory approval of our product candidates or to permit the use of ARIKAYCE in the broader population of patients with MAC lung disease.
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
Delays in patient enrollment for our clinical trials could increase costs and delay commercialization and sales, if any, of our products and, with respect to our ENCORE trial, delay or restrict our ability to commercialize ARIKAYCE in the broader population of patients with MAC lung disease. Once enrolled, patients may elect to discontinue participation in a clinical trial at any time. If patients elect to discontinue participation in our clinical trials at a higher rate than expected, we may be unable to generate the data required by regulators for approval of our product candidates.
If another party obtains orphan drug exclusivity for a product that is essentially the same as a product we are developing for a particular indication, we may be precluded or delayed from commercializing the product in that indication.
Under the ODA, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition. In the EU, the EMA Committee for Orphan Medicinal Products grants orphan drug designation to products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating disease or condition affecting not more than five in 10,000 people in the EU. The company that obtains the first regulatory approval from the FDA for a designated orphan drug for an indication within the designated rare disease or condition generally receives marketing exclusivity for use of that drug for that indication for a period of seven years. Similar laws exist in the EU with a term of 10 years. See Business — Government Regulation — Orphan Drug Designation in Item 1 of Part I of this Annual Report on Form 10-K for additional information. If a competitor obtains approval of the same drug for the same indication before us, and the FDA grants such orphan drug exclusivity, we would be prohibited from obtaining approval for our product for seven or more years, unless our product can be shown to be clinically superior. In addition, even if we obtain orphan exclusivity, the FDA may approve another product during our orphan exclusivity period for the same indication under certain circumstances.
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
We currently rely, and expect to continue to rely, on third parties for significant research, analytical services, preclinical development, clinical development and manufacturing of our product candidates and commercial scale manufacturing of ARIKAYCE and Lamira. For example, we do not own facilities for clinical-scale or commercial manufacturing of our product candidates, and we expect that our future supply requirements for brensocatib and TPIP will be manufactured by CMOs. We currently rely on Resilience to provide our clinical and commercial supply of ARIKAYCE, and intend to also rely on Patheon in the future. We currently primarily rely on Esteve Pharmaceuticals, S.A. (Esteve) and Thermo Fisher to provide our clinical supply for brensocatib. Additionally, almost all of our clinical trial work is done by CROs, such as PPD, our CRO for the ARISE, ENCORE, ASPEN, BiRCh, and TPIP trials, and clinical laboratories. In addition, we rely on third parties to manufacture clinical materials for our early-stage research programs. Reliance on these third parties poses a number of risks, including the following:
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
We do not have any in-house manufacturing capability other than for small-scale preclinical development programs and depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our product candidates on a clinical or commercial scale. For instance, we are and expect to remain dependent upon Resilience and eventually Patheon to supply ARIKAYCE both for our clinical trials and commercial sale. Resilience manufactures placebo for our clinical trials and our current supply of ARIKAYCE. If approved, we expect Patheon to significantly increase our ARIKAYCE manufacturing capacity. However, we may not be able to maintain adequate quantities to meet future demand, including as a result of manufacturing and/or quality issues experienced by our third-party manufacturers or higher customer demands than expected. If we encounter delays or difficulties in the manufacturing process that disrupt our ability to supply our distributors and others with ARIKAYCE or our product candidates, we may experience product stock-outs, which would likely have a material adverse effect on our business and reputation.
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
We also anticipate that we will be reliant on CMOs to manufacture supply of brensocatib and TPIP for our future requirements. Esteve and Thermo Fisher manufacture our current clinical supply of brensocatib. We plan to enter into commercial agreements with CMOs for brensocatib and TPIP, and cannot guarantee that we will be able to locate adequate partners or enter into favorable agreements with them.
We are in the process of developing in-house clinical manufacturing capability for our gene therapy product candidates, but we expect to rely on third-party CMOs for manufacturing of all testing materials for the foreseeable future. Products intended for use in gene therapies are novel, complex and difficult to manufacture. As we shift towards in-house clinical manufacturing capability for our gene therapy product candidates, we may encounter delays in obtaining regulatory approval of our manufacturing processes or in complying with ongoing manufacturing regulatory requirements and applicable cGMP, including challenges related to producing adequate quantities of clinical grade materials that meet FDA, EMA, MHLW or other applicable standards or specifications with consistent and acceptable production yields and costs.
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
We expect to continue to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
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
As part of our business strategy, we may effect acquisitions to obtain additional businesses, products, technologies, capabilities and personnel. For example, we acquired Motus and AlgaeneX in August 2021, Vertuis in January 2023, and Adrestia in June 2023, each a privately-held, preclinical stage company. Acquisitions involve a number of operational risks, including:
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
We are dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of clinical trial participants, patients and employees. Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could have a material adverse effect on our business operations, including a material disruption of our drug development and commercialization programs.
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
We are subject to data privacy laws and regulations that govern how we can collect, process, store, and transfer personal data.
Laws and regulations governing personal data continue to develop at a rapid pace, and jurisdictions around the world continue to propose new legislation and rules. For example, a number of US states have passed consumer privacy laws or consumer health data laws. Other jurisdictions outside of the US either have data protection laws in place or continue to advance proposals for similar legislation and regulation. These laws place restrictions on how we collect, use, and transfer personal data, and they result in increased compliance and operational costs. Noncompliance with data protection laws and regulations can result in meaningful penalties, enforcement, and/or reputational harm and have a significant impact on our operations.
Our inability to access, upgrade or expand our technology systems or difficulties in updating our existing technology or developing or implementing new technology could have a material adverse effect on our business or results of operations.
We have and will continue to expand, upgrade and develop our information technology capabilities, including our enterprise resource planning system, which was implemented through Oracle software in 2022, and a new enterprise-wide human capital management system, Workday, expected to be implemented in 2024. If we are unable to successfully continue upgrading or expanding our technological capabilities to support our growth or if there are deficiencies in the design or implementation of such capabilities, we may not be able to take advantage of market opportunities, manage our costs effectively, manage our inventory, maintain a secure data environment, file timely reports with the SEC, or otherwise efficiently manage our internal controls. In addition, costs, potential problems and interruptions associated with the implementation of new or upgraded systems and technology, or with maintenance or adequate support of existing systems, could also disrupt or reduce the efficiency of our operations. Moreover, many of our vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon our vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by such vendors to do so, or any disruption in our ability to access the Internet, could materially and adversely affect our ability to manage our operations.
We have limited experience operating internationally, are subject to a number of risks associated with our international activities and operations and may not be successful in our efforts to expand internationally.
We currently have limited operations outside of the US. As of December 31, 2023, we had 124 employees located in Europe and 85 employees located in Japan, although we have clinical trial sites and suppliers located around the world. In order to meet our long-term goals, we expect to grow our international operations over the next several years, including in Europe and Japan, and continue to source material used in the manufacture of our product candidates from abroad. Consequently, we are and will continue to be subject to risks related to operating in foreign countries, including:
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
•Economic and political conditions, including foreign currency fluctuations and inflation, could result in reduced revenue, increased or unpredictable operating expenses and other obligations incident to doing business in, or with a company located in, another country;
•Geopolitical events, such as conflicts, war and terrorism, could cause disruptions in our international operations, including planned or ongoing clinical studies; and

•Compliance with foreign or US laws, rules and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import, export and trade restrictions, anti-bribery/anti-corruption laws, regulations or rules, which could lead to actions by us or our distributors, manufacturers, other third parties who act on our behalf or with whom we do business in foreign countries or our employees who are working abroad that could subject us to investigation or prosecution under such foreign or US laws.
These and other risks associated with our international operations may materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
We operate in a highly competitive and changing environment, and if we are unable to adapt to our environment, we may be unable to compete successfully.
Biotechnology and related pharmaceutical technology have undergone and are likely to continue to experience rapid and significant change. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies and to obtain and maintain protection for our intellectual property. Compounds, products or processes that we develop may become obsolete before we recover any expenses incurred in connection with their development. We face substantial competition from pharmaceutical, biotechnology and other companies, universities and research institutions with respect to NTM lung disease, bronchiectasis, PAH and PH-ILD, and will face substantial competition with respect to future product candidates we may develop in these and other disease areas. Relative to us, most of these entities have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical studies, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. Many of our competitors may achieve product commercialization or obtain patent protection earlier than us. Furthermore, we believe that our competitors have used, and may continue to use, litigation to gain a competitive advantage. Our competitors may also use different technologies or approaches to develop products similar to ARIKAYCE, brensocatib, TPIP and our preclinical product candidates.
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
In addition, based in part on our successful phase 2 Willow trial in bronchiectasis, certain entities have expressed interest in studying other DPP1 inhibitors for the treatment of bronchiectasis. We are aware of at least two entities currently conducting clinical trials for the treatment of bronchiectasis with a DPP1 inhibitor. If any of these competitors develops a DPP1 inhibitor product that is more effective, safe, tolerable or convenient, it would likely materially adversely affect our ability to generate revenue, should brensocatib ultimately be approved. If we are unable to compete successfully, it will materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
We have a limited number of significant customers and losing any of them could have an adverse effect on our financial condition and results of operations.
Our three largest customers as of December 31, 2023 accounted for 88% and 90% of our total gross product revenue for the years ended December 31, 2023 and 2022, respectively. The degree to which a limited number of customers make up a significant portion of our gross product revenue may change as we continue to commercialize ARIKAYCE and, if approved, our product candidates in additional markets. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.
Deterioration in general economic conditions in the United States, Europe, Japan and globally, including the effect of prolonged periods of inflation on our suppliers, third-party service providers and potential partners, could harm our business and results of operations.
Our business and results of operations could be adversely affected by changes in national or global economic conditions. These conditions include but are not limited to inflation, rising interest rates, limited availability of financing, energy availability and costs, the negative impacts caused by the COVID-19 pandemic and other public health crises, negative impacts resulting from the military conflict between Russia and the Ukraine or the ongoing conflict in the Middle East, relations between the US and China, and the effects of governmental initiatives to manage economic conditions. Impacts of such conditions could be passed on to our business in the form of higher costs for labor and materials, possible reductions in pharmaceutical industry-wide spending on research and development and acquisitions and higher costs of capital.
The resurgence of the COVID-19 pandemic or emergence of another pandemic, and efforts to reduce its spread, could negatively impact our business and operations.
Our global operations expose us to risks associated with public health crises and pandemics, including COVID-19, particularly as the patients we seek to treat suffer from serious and rare diseases that may make them especially vulnerable. A pandemic, including a resurgence of COVID-19, may also have an adverse impact on our operations and supply chain as a result of (i) our or our third-party manufacturers’ employees or other key personnel becoming infected, (ii) preventive and precautionary measures that governments and we and other businesses, including our third-party manufacturers, are taking, such as border closures, prolonged quarantines and other travel restrictions, (iii) shortages of supplies necessary for the manufacture of ARIKAYCE, including as a result of government orders providing for the requisition of personal protective equipment and other medical supplies and equipment, and (iv) cold-chain storage and shipping limitations resulting from the need to prioritize delivery of one or more COVID-19 vaccines, which could cause disruptions or delays in our ability to distribute ARIKAYCE due to lack of sufficient cold-chain storage and shipping capacity. Any of these circumstances could impact the ability of third parties on which we rely to manufacture ARIKAYCE or its components and our ability to perform critical functions, which could significantly hamper our ability to supply ARIKAYCE to patients. While we have experienced no disruption to date in our supply chain due to the COVID-19 pandemic, if we encounter delays or difficulties in the manufacturing process that disrupt our ability to supply ARIKAYCE, we may not be able to satisfy patient demand or we may experience a product stock-out, which would likely have a material adverse effect on our business.
A resurgence of the COVID-19 pandemic or another pandemic could also require us to delay the start of new clinical trials or otherwise impair our ability to complete those trials. For instance, our ability to enroll patients and retain principal investigators and site staff could be impaired due to an outbreak in their geography or prioritization of hospital resources toward the outbreak, or as a result of quarantines and other travel restrictions that interrupt healthcare services. Furthermore, patients, investigators, or site staff may be unwilling or unable to comply with clinical trial protocols due to illness, concerns about a pandemic, or quarantines or other travel restrictions that impede their movement. Additionally, any interruption in the supply of the study drug might delay our ability to start or complete clinical trials. Significant delays in the timing and completion of our clinical trials are costly and could adversely affect our ability to satisfy our post-marketing requirements for ARIKAYCE and to obtain regulatory approval for and to commercialize our product candidates.
Our current and potential future use of artificial intelligence (AI) and machine learning may not be successful and presents new risks and challenges to our business.

We currently integrate AI and machine learning in certain of our research and development activities, including identification of potential product candidates, and are seeking to further integrate AI and machine learning throughout our business. We are exploring additional opportunities to incorporate AI and machine learning into our processes for drug discovery, drug development, drug commercialization, and in connection with our enabling functions. For example, we are currently evaluating the use of AI to produce initial drafts of documents like clinical study reports. Such efforts may not be successful. Issues relating to the use of new and evolving technologies such as AI and machine learning may cause us to experience brand or reputational harm, competitive harm, legal liability, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues.

As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. Developing, testing and deploying AI systems may also increase our operating costs due to the nature of the computing costs involved in such systems, which could adversely affect our business, financial condition and results of operation. The use of AI by us and our business partners may lead to novel and urgent cybersecurity risks, which could have a material adverse effect on our operations and reputation as well as the operations of any of our business partners. We may also face increased competition from other companies that are using AI, some of whom may develop more effective methods than we and any of our business partners have, which could have a material adverse effect on our business, results of operations, or financial condition. In addition, our efforts to develop, acquire or integrate these technologies will involve significant time, costs, and other resources, and may divert our management team’s attention and focus from executing on other elements of our strategy. Furthermore, uncertainties regarding developing legal and regulatory requirements and standards may require significant resources to modify and maintain business practices to comply with US and non-US laws concerning the use of AI, the nature of which cannot be determined at this time.
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
Additionally, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented through litigation, either in district court, the US international trade commission (ITC) or US patent office (USPTO), or in analogous foreign courts and patent offices, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection for ARIKAYCE or our product candidates. US patents and patent applications may also be subject to interference or derivation proceedings, and US patents may be subject to re-examination proceedings, reissue, post-grant review and/or inter partes review in the USPTO. Our foreign patents have been and may be in the future subject to opposition or comparable proceedings in the corresponding foreign patent office, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. See Intellectual Property—ARIKAYCE Patents in Item 1 of Part I of this Annual Report on Form 10-K for more information on our European patents that have been previously opposed.
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
We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality and restrictive covenant agreements with our employees, consultants, advisors, collaborators, and other third parties and partners to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information or may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, third parties may independently develop or discover our trade secrets and proprietary information. Regulators also may disclose information we consider to be proprietary to third parties under certain circumstances, including in response to third-party requests for such disclosure under the Freedom of Information Act or comparable laws. Additionally, the FDA, as part of its Transparency Initiative, continues to consider whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time whether and how the FDA’s disclosure policies may change in the future. Further, several states have limited or prohibited the use of post-employment non-compete agreements and the Federal Trade Commission is evaluating a federal-level prohibition on such agreements, which could increase the difficulty of protecting trade secrets and other proprietary information. There are similar risks outside the US, such as the risk that a foreign regulatory agency would make available information we consider to be proprietary to third parties or the public, and the risks arising from other factors making it difficult to protect trade secrets, such as prohibitions or restrictions on post-employment non-compete agreements and other rules and regulations.
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
Third parties may claim that we have infringed upon or misappropriated their proprietary rights. Any existing third-party patents, or patents that may later issue to third parties, could negatively affect our commercialization of ARIKAYCE, brensocatib, TPIP, or any other product candidate that receives regulatory approval. For instance, PAH is a competitive indication with established products, including other formulations of treprostinil. Our supply of treprostinil palmitil, the treprostinil prodrug present in TPIP, is dependent upon a single supplier. The supplier owns patents on its manufacturing process and crystalline drug product, and we have filed patent applications for TPIP; however, a competitor in the PAH indication may claim that we or our supplier have infringed upon or misappropriated its proprietary rights. Moreover, in the event that we pursue approval of TPIP, or any other product candidate, via the 505(b)(2) regulatory pathway, we will be required to file a certification of non-infringement or invalidity against any unexpired patents listed in the Orange Book for the third-party drug we reference as part of our regulatory submission. This certification process may lead to litigation and could also delay launch of a product candidate, if approved by regulators.
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
We are a party to various agreements related to ARIKAYCE and our product candidates, including licensing agreements with PARI and AstraZeneca, which we view as material to our business. For additional information regarding the terms of these agreements, see Business—License and Other Agreements in Item 1 of Part I of this Annual Report on Form 10-K. These agreements impose a number of obligations on us and our business, including restrictions on our ability to freely develop or commercialize our product candidates and requirements to make milestone and royalty payments to our counterparties upon certain events. For example, under our license agreement with AstraZeneca, AstraZeneca retains a right of first negotiation pursuant to which it may exclusively negotiate with us before we can negotiate with a third party regarding any transaction to develop or commercialize brensocatib, subject to certain exceptions. While this right of first negotiation is not triggered by a change of control, it may impede or delay our ability to consummate certain other transactions involving brensocatib.
If we fail to comply with our obligations under these agreements, our counterparties may have the right to take action against us, up to and including termination of a relevant license. For instance, under our license agreement with AstraZeneca, AstraZeneca may terminate our license to brensocatib if we fail to use commercially reasonable efforts to develop and commercialize a product based on brensocatib, or we are subject to a bankruptcy or insolvency. Reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms and may materially harm our business.
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
Under the ACA and certain state laws, we are required to report information on payments or transfers of value to any US physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, or certified nurse-midwives (in each case who are not bona fide employees of the applicable manufacturer that is reporting the payment) and teaching hospitals, which is posted in searchable form on a public website. Failure to submit required information may result in civil monetary penalties.
Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. In addition to the federal government, some states, as well as other countries, including France, require the disclosure of certain payments to healthcare professionals. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), state, and foreign privacy laws may limit access to information identifying those individuals who may be prospective users or limit the ability to market to them. Some of these laws are new or ambiguous as to what is required to comply with their requirements, and we could be subject to penalties if it is determined that we have failed to comply with an applicable legal requirement.
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
We have incurred losses each previous year of our operation, except in 2009, when we sold our manufacturing facility and certain other assets to Merck & Co, Inc. As of December 31, 2023, our accumulated deficit was $3.4 billion. For the years ended December 31, 2023, 2022 and 2021, our consolidated net loss was $749.6 million, $481.5 million and $434.7 million, respectively. Our ability to generate revenue depends on the success of commercial sales of ARIKAYCE; however, we do not anticipate our revenue from the sale of ARIKAYCE will be sufficient for us to become profitable without reductions in our operating expenses. Despite our commercialization of ARIKAYCE in the US, Europe and Japan, we expect to continue to incur substantial operating expenses, and resulting operating losses, for the foreseeable future as we:
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
Our operations have consumed substantial amounts of cash since our inception. We expect to expend substantial financial resources to commercialize ARIKAYCE, fund the Phase 3 ASPEN trial and the confirmatory post-marketing ARISE and ENCORE trials, seek full regulatory approval for ARIKAYCE as well as continue research and development of brensocatib and TPIP, as well as our future product candidates, and fund pre-commercialization activities for brensocatib. We may need to raise additional capital to fund these activities, including due to changes in our product development plans or misjudgment of expected costs, to fund corporate development, to maintain our intellectual property portfolio or for other purposes, including to resolve litigation. Our operating expenses and long-term investments were significantly higher in 2023 than in 2022, reflecting our continued investment in the build-out of our commercial organization to support global expansion activities for ARIKAYCE and manufacture of commercial inventory, which includes capital and long-term investments, and continued investment in research and development as well as selling, general and administrative expenses. We do not know whether additional financing will be available when needed, or, if available, whether the terms will be favorable. If adequate funds are not available to us when needed, we may be forced to delay, restrict or eliminate all or a portion of our development programs or commercialization efforts.

We have outstanding indebtedness in the form of convertible senior notes, a term loan and a royalty financing arrangement and may incur additional indebtedness in the future, which could adversely affect our financial position, prevent us from implementing our strategy, and dilute the ownership interest of our existing shareholders.
In October 2022, we entered into a loan agreement (the Loan Agreement) with certain funds managed by Pharmakon and a revenue interest purchase agreement (the Royalty Financing Agreement) with OrbiMed.
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

We may also incur additional indebtedness in the future which would result in increased fixed payment obligations and could also result in additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license assets or intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.
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
We have substantial tax loss carry forwards in the US (both federal and state), Ireland, the United Kingdom and Switzerland. In general, our net operating losses and tax credits have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. In particular, our ability to fully use certain US tax loss carry forwards and general business tax credit carry forwards recorded prior to December 2010 to offset future income or tax liability is limited under section 382 of the Internal Revenue Code of 1986, as amended. Changes in the ownership of our stock, including those resulting from the issuance of shares of our common stock offerings or upon exercise of outstanding options, may limit or eliminate our ability to use certain net operating losses and tax credit carry forwards in the future.
Changes in our effective income tax rates and future changes to US and non-US tax laws could adversely affect our results of operations.
We are subject to income taxes in the US and various ex-US jurisdictions in which we operate globally. Various factors may have favorable or unfavorable impacts on our effective tax rate, including changes in tax rates and laws, interpretations of existing laws, changes in accounting standards, changes in the jurisdiction of our pre-tax earnings and examinations of our tax filings.
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
The impairment tests require us to make an estimate of the fair value of our reporting units. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Since a number of factors may influence determinations of fair value of goodwill, we are unable to predict whether impairments of goodwill will occur in the future, and there can be no assurance that continued conditions will not result in future impairments of goodwill. The future occurrence of a potential indicator of impairment could include matters such as (i) a decrease in expected net earnings, (ii) adverse equity market conditions, (iii) a decline in current market multiples, (iv) a decline in our common stock price, (v) a significant adverse change in legal factors or the general business climate, and (vi) an adverse action or assessment by a regulator. Any such impairment would result in us recognizing a non-cash charge in our consolidated financial statements, which could adversely affect our business, results of operations and financial condition.
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
Under Virginia law, our board of directors may implement a shareholders’ rights plan or "poison pill" without shareholder approval. Our board of directors regularly considers this matter, even in the absence of specific circumstances or takeover proposals, to facilitate its future ability to quickly and effectively protect shareholder value.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
We incorporate assessment of our cybersecurity initiatives into our Enterprise Risk Management program. The Enterprise Risk Management program evaluates risk areas including, but not limited to, operational risk, intellectual property theft, fraud, harm to employees, patients, or third parties, and violation of privacy or security-related laws or regulations. As part of our efforts to mitigate cyber risk, we have implemented cybersecurity processes, technologies, and controls designed to identify and manage potential material cyber risks and have obtained cyber-specific insurance coverage.
We employ a range of tools and services, including regular network and endpoint monitoring, managed detection and response, system patching, managed security services, server and endpoint scheduled backups, awareness training and testing, periodic vulnerability assessment and penetration testing, to update our ongoing risk identification and mitigation efforts. We have a cybersecurity assessment process, which helps identify our cybersecurity risks by comparing our processes to standards set by the Center for Internet Security. Our processes also assess cybersecurity risks associated with our use of third-party service providers. We proactively engage with key vendors, industry participants, and law enforcement/cyber threat intelligence communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.
Our information security program is managed by a senior director who reports to the Chief Information Officer (CIO), providing routine security program updates and briefings. The current senior director has more than 25 years of experience in cybersecurity, federal law enforcement, and cyber investigations, while possessing the required subject matter expertise, skills, experience, and industry certifications expected of an individual assigned to these duties. Our information security team, which includes the CIO and senior director, as well as additional professionals, is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, and processes. Our CIO provides regular updates to our Chief Executive Officer and other members of management. The Audit Committee of the Board of Directors is responsible for oversight of the Company’s cybersecurity risk exposure and the CIO provides reports to the Audit Committee, as well as the full Board of Directors, at least annually. The reports to management and our Board include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.
For the year ended December 31, 2023, we are not aware of any material cybersecurity incidents.

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
We lease laboratory space located in Bridgewater for which we exercised the renewal option to extend the lease term until December 2026. In July 2023, we expanded this lease to a total of 46,671 square feet and further extended the lease term until April 2027. We also lease facilities in California totaling 54,478 square feet and a facility in New Hampshire. In addition, we lease office space outside of the US in France, Ireland, the Netherlands, Switzerland and Japan.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our trading symbol is "INSM." Our common stock currently trades on the Nasdaq Global Select Market. As of February 19, 2024, there were approximately 176 holders of record of our common stock.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Insmed Incorporated, the NASDAQ Composite Index,
the S&P 500 Index, the NASDAQ Biotechnology Index and the SPDR S&P Biotech ETF Index

_________________________________
*    $100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
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
EXECUTIVE OVERVIEW
We are a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. Our first commercial product, ARIKAYCE, was approved in the US in September 2018, in the EU in October 2020 and in Japan in March 2021. Our pipeline includes clinical-stage programs, brensocatib and TPIP, as well as other early-stage research programs. Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which we are developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases, including CRSsNP. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PH-ILD and PAH. Our early-stage research programs encompass a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, RNA-end joining, and synthetic rescue. We have legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the UK and Japan.
Refer to Part I, Item 1. "Business" for a summary of our ongoing commercial and clinical programs for ARIKAYCE and our ongoing clinical activities for brensocatib, TPIP and early-stage research programs.
Prior to 2019, we had not generated significant revenue and through December 31, 2023, we had an accumulated deficit of $3.4 billion. We have financed our operations primarily through the public offerings of our equity securities, debt financings and revenue interest financings. Although it is difficult to predict our future funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and marketable securities as of December 31, 2023 will enable us to fund our operations for at least the next 12 months.
Our ability to reduce our operating loss and begin to generate positive cash flow from operations depends on the continued success in commercializing ARIKAYCE and achieving positive results from the ARIKAYCE confirmatory clinical trial program in order to obtain full approval of ARIKAYCE in the US and potentially reach more patients. Additionally, our continued success also depends on bringing additional clinical stage products to market, such as brensocatib, TPIP and our early-stage research programs. We expect to continue to incur substantial expenses related to our research and development activities as we continue the ARIKAYCE confirmatory clinical program, conduct the Phase 3 ASPEN trial for brensocatib, continue the trials for TPIP, and fund development of our early-stage research programs. We also expect to continue to incur significant costs related to the commercialization of ARIKAYCE and our pre-commercialization activities related to brensocatib. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of ARIKAYCE; the scope and progress of our research and development efforts; and the timing of certain expenses. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such products and whether or when they may become profitable.
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
Cost of Product Revenues (Excluding Amortization of Intangible Assets)
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to royalty expenses and revenue-based milestones. We began capitalizing inventory upon FDA approval of ARIKAYCE in September 2018.
Research and Development (R&D) Expenses

R&D expenses consist of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions, including medical affairs and program management. R&D expenses also includes other internal operating expenses, the cost of manufacturing product candidates, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as brensocatib, and may include the cost of asset acquisitions. Our R&D expenses related to manufacturing our product candidates and medical devices for clinical study are primarily related to activities at CMOs that manufacture brensocatib, TPIP and early-stage research activities. Our R&D expenses related to clinical trials are primarily related to activities at CROs that conduct and manage clinical trials on our behalf. These contracts with CROs set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts with CROs primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Deposits for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed.
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
Change in Fair Value of Interest Rate Swap
We record derivative and hedge transactions in accordance with generally accepted accounting principles in the US (GAAP). In the fourth quarter of 2022, we entered into an interest rate swap contract (the Swap Contract) with a notional value of $350 million to economically hedge our variable rate-based term debt for three years, effectively changing the variable rate under the term debt to a fixed interest rate. Our interest rate swap has not been designated as a hedging instrument for accounting purposes. Consequently, all changes in the fair value of the Swap Contract are reported as a component of net loss in the consolidated statements of comprehensive loss.
RESULTS OF OPERATIONS
Comparison of the Years Ended December 31, 2023 and 2022
Overview - Operating Results
Our operating results for the year ended December 31, 2023, included the following:

•Product revenues, net, increased $59.9 million, or 24.4%, as compared to the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangibles) increased $10.4 million as compared to the prior year as a result of the increase in sales of ARIKAYCE;
•R&D expenses increased $173.5 million as compared to the prior year primarily resulting from the non-cash costs of the Adrestia and Vertuis acquisitions;
•SG&A expenses increased $78.7 million as compared to the prior year primarily resulting from increases in professional fees and other external expenses;
•Amortization of intangible assets was consistent with the prior year;
•Change in fair value of deferred and contingent consideration liabilities increased $49.5 million primarily as a result of the change in our share price; and
•Interest expense increased $55.2 million as compared to the prior year due to entering into the Term Loan and Royalty Financing Agreement in the fourth quarter of 2022.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,		Increase (decrease)
	2023	2022	$	%
US	$224,195	$185,994	$38,201	20.5%
Japan	65,733	56,506	9,227	16.3%
Europe and rest of world	15,280	2,858	12,422	NM
Total product revenues, net	$305,208	$245,358	$59,850	24.4%
Product revenues, net, for the year ended December 31, 2023 increased to $305.2 million as compared to $245.4 million in 2022 as a result of the growth in sales of ARIKAYCE in the US, Japan and Europe and the rest of the world. During the fourth quarter of 2022, we reached an agreement with the French authorities on the final reimbursement price related to the ATU program in France and we are required to refund the difference. This final pricing resulted in a change in estimate that reduced revenue by approximately $7.5 million in the fourth quarter of 2022, of which $5.8 million related to periods prior to 2022.
Cost of Product Revenues (Excluding Amortization of Intangibles)
Cost of product revenues (excluding amortization of intangibles) for the years ended December 31, 2023 and 2022 were comprised of the following (in thousands):

	For the Year Ended December 31,		Increase (decrease)
	2023	2022	$	%
Cost of product revenues (excluding amortization of intangibles)	$65,573	$55,126	$10,447	19.0%
Cost of product revenues, as % of revenues	21.5%	22.5%
Cost of product revenues (excluding amortization of intangibles) increased by $10.4 million, or 19.0%, to $65.6 million for the year ended December 31, 2023 as compared to $55.1 million in 2022. The increase in cost of product revenues (excluding amortization of intangibles) in the year ended December 31, 2023 was directly attributable to the increase in total revenues discussed above.
R&D Expenses
R&D expenses for the years ended December 31, 2023 and 2022 were comprised of the following (in thousands):

	For the Years Ended December 31,		Increase (decrease)
	2023	2022	$	%
External Expenses
Clinical development and research	$166,448	$144,846	$21,602	14.9%
Non-cash asset acquisitions	86,747	—	86,747	NA
Manufacturing	73,614	71,998	1,616	2.2%
Regulatory, quality assurance, and medical affairs	27,002	20,129	6,873	34.1%
Subtotal—external expenses	$353,811	$236,973	$116,838	49.3%
Internal Expenses
Compensation and benefit-related expenses	$140,861	$104,094	$36,767	35.3%
Stock-based compensation	35,880	26,379	9,501	36.0%
Other internal operating expenses	40,459	30,072	10,387	34.5%
Subtotal—internal expenses	$217,200	$160,545	$56,655	35.3%
Total R&D expenses	$571,011	$397,518	$173,493	43.6%
R&D expenses increased to $571.0 million during the year ended December 31, 2023 from $397.5 million in 2022. The $173.5 million increase was primarily due to the $86.7 million one-time, non-cash asset acquisition costs of the Adrestia and Vertuis acquisitions, a $46.3 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount, and a $21.6 million increase in clinical development and research expenses to support the Phase 3 ASPEN trial of brensocatib, the ARIKAYCE MAC lung disease clinical trial program, and the ongoing Phase 2 PAH and Phase 2 PH-ILD studies of TPIP.
External R&D expenses by product for the years ended December 31, 2023 and 2022 were comprised of the following (in thousands):

	For the Year Ended December 31,		Increase (decrease)
	2023	2022	$	%
ARIKAYCE external R&D expenses	$62,418	$61,024	$1,394	2.3%
Brensocatib external R&D expenses	108,556	102,530	6,026	5.9%
TPIP external R&D expenses	50,185	39,220	10,965	28.0%
Non-cash asset acquisitions	86,747	—	86,747	NA
Other external R&D expenses	45,905	34,199	11,706	34.2%
Total external R&D expenses	$353,811	$236,973	$116,838	49.3%
We expect R&D expenses to increase in 2024 relative to 2023 primarily due to our clinical trial activities and related spend including our Phase 3 ASPEN trial of brensocatib, our confirmatory clinical trial of ARIKAYCE in a treatment setting for patients with MAC lung disease, our TPIP clinical trials and other research efforts for future product candidates.
SG&A Expenses
SG&A expenses for the years ended December 31, 2023 and 2022 were comprised of the following (in thousands):

	For the Years Ended December 31,		Increase (decrease)
	2023	2022	$	%
Compensation and benefit-related expenses	$117,926	$92,709	$25,217	27.2%
Stock-based compensation	38,898	31,307	7,591	24.2%
Professional fees and other external expenses	138,151	105,352	32,799	31.1%
Facility related and other internal expenses	49,526	36,416	13,110	36.0%
Total SG&A expenses	$344,501	$265,784	$78,717	29.6%
SG&A expenses increased to $344.5 million during the year ended December 31, 2023 from $265.8 million in 2022. The $78.7 million increase was primarily due to commercial readiness activities for brensocatib, including a $32.8 million increase in professional fees and other external expenses and a $32.8 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount. We expect SG&A expenses to continue to increase in 2024 relative to 2023 due, in part, to commercial readiness activities for brensocatib.

Amortization of Intangible Assets
Amortization of intangible assets for the years ended December 31, 2023 and 2022 was $5.1 million and $5.1 million, respectively. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EMA approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration liabilities for the year ended December 31, 2023 was $28.7 million. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the businesses we acquired. Adjustments to the fair value are due to changes in: the probability of achieving milestones; our stock price; or certain other estimated assumptions.
Investment Income
Investment income was $42.1 million for the year ended December 31, 2023 as compared to $11.1 million for 2022. The $31.1 million increase in investment income for the year ended December 31, 2023 as compared to the prior year period is primarily due to an increase in the marketable securities balance and interest rates in 2023 relative to 2022.
Interest Expense
Interest expense was $81.7 million for the year ended December 31, 2023 as compared to $26.4 million for 2022. The $55.2 million increase in interest expense for the year ended December 31, 2023 as compared to the prior year period is primarily due to entering into the Term Loan and Royalty Financing Agreement in the fourth quarter of 2022. See Note 10 - Debt and Note 11 - Royalty Financing Agreement for further details.
Change in Fair Value of Interest Rate Swap
The change in fair value of interest rate swap for the year ended December 31, 2023 was $0.3 million. Adjustments to the fair value are due to changes in interest rates as of December 31, 2023 relative to the interest rate of our Swap Contract as of December 31, 2022.
Provision for Income Taxes
The income tax provision was $2.6 million for the year ended December 31, 2023 as compared to $1.4 million for the year ended December 31, 2022. The income tax provision for the years ended December 31, 2023 and 2022 reflects the income tax expense recorded as a result of taxable income in certain of our subsidiaries in Europe and Japan as well as a liability for certain state income taxes.
Comparison of the Years Ended December 31, 2022 and 2021
Please refer to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a comparative discussion of our fiscal years ended December 31, 2022 and December 31, 2021.
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
In 2021, we entered into a sales agreement with SVB Leerink LLC (now known as Leerink Partners LLC) (Leerink Partners), to sell shares of our common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an “at the market” equity offering program (the ATM program), under which Leerink Partners acts as sales agent. During the year ended December 31, 2023, we issued and sold an aggregate of 6,503,041 shares of common stock through the ATM program at a weighted-average public offering price of $24.12 per share and received net proceeds of $152.2 million. As of December 31, 2023, an aggregate of $58.7 million of shares of common stock remain available to be issued and sold under the ATM program.
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
Cash Flows
As of December 31, 2023, we had cash and cash equivalents of $482.4 million, as compared with $1,074.0 million as of December 31, 2022. In addition, as of December 31, 2023, we had marketable securities of $298.1 million as compared with $74.2 million as of December 31, 2022. The $591.7 million decrease in cash and cash equivalents was primarily due to the cash used in operating activities and purchase of marketable securities. Our working capital was $703.4 million as of December 31, 2023 as compared with $1,083.1 million as of December 31, 2022.
Net cash used in operating activities was $536.2 million and $400.4 million for the years ended December 31, 2023 and 2022, respectively. The net cash used in operating activities during the years ended December 31, 2023 and 2022 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The increase in cash used in operating activities for the year ended December 31, 2023 compared to 2022 was primarily due to the increase in net loss, excluding the adjustments to reconcile net loss to net cash used in operating activities.
Net cash used in investing activities was $223.6 million and $34.6 million for the years ended December 31, 2023 and 2022, respectively. The increase in cash used for investing activities in 2023 is due to the purchases of marketable securities, partially offset by maturity of certain marketable securities.

Net cash provided by financing activities was $168.4 million and $793.3 million for the years ended December 31, 2023 and 2022, respectively. The decrease in 2023 is due to net cash proceeds from our Term Loan, Royalty Financing Agreement, and the issuance of our common stock in October 2022.
Contractual Obligations
In October 2022, we entered into financings resulting in aggregate gross proceeds of $500 million. We entered into the $350 million senior secured Term Loan with funds managed by Pharmakon, which matures on October 19, 2027. The Term Loan bears interest at a rate based upon SOFR, subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. We also entered into a $150 million Royalty Financing Agreement with OrbiMed. Under the Royalty Financing Agreement, OrbiMed will be entitled to receive royalties of 4% on ARIKAYCE global net sales until September 1, 2025, and royalties of 4.5% on ARIKAYCE global net sales on or after September 1, 2025, as well as royalties of 0.75% on brensocatib global net sales, if approved. The total royalty payable to OrbiMed is capped at 1.8x of the $150 million purchase price or up to a maximum of 1.9x of the $150 million purchase price under certain conditions. For more information, see Note 10 - Debt and Note 11 - Royalty Financing Agreement in our notes to the consolidated financial statements.
In May 2021, we completed an underwritten public offering of $575.0 million aggregate principal amount of the 2028 Convertible Notes pursuant to an indenture between the Company and Wells Fargo Bank, National Association, as trustee (the Indenture). Net proceeds from the offering, after deducting underwriting discounts and offering expenses of $15.7 million, were $559.3 million. The 2028 Convertible Notes bear interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2028 Convertible Notes mature on June 1, 2028, unless earlier converted, redeemed, or repurchased. The 2028 Convertible Notes are convertible into common stock of the Company under certain circumstances described in the indenture. For more information, see Note 10 - Debt in our notes to the consolidated financial statements.
In January 2018, we completed an underwritten public offering of $450.0 million aggregate principal amount of the 2025 Convertible Notes pursuant to the Indenture. Net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were approximately $435.8 million. A portion of the net proceeds from the 2028 Convertible Notes was used to repurchase $225.0 million of the Company's outstanding 2025 Convertible Notes. The Company recorded a loss on early extinguishment of debt of $17.7 million, primarily related to the premium paid on extinguishment of a portion of the 2025 Convertible Notes. The 2025 Convertible Notes bear interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The 2025 Convertible Notes mature on January 15, 2025, unless earlier converted, redeemed, or repurchased. The 2025 Convertible Notes are convertible into common stock of the Company under certain circumstances described in the Indenture. For more information, see Note 10 - Debt in our notes to the consolidated financial statements.
In April 2020, we entered into a master services agreement with PPD pursuant to which we retained PPD to perform clinical development services in connection with certain of our clinical research programs. The master services agreement has an initial term of five years. Either party may terminate (i) any project addendum under the master services agreement for any reason and without cause upon 30 days’ written notice, (ii) any project addendum in the event of the other party’s breach of the master services agreement or such project addendum upon 30 days’ written notice, provided that such breach is not cured within such 30-day period, (iii) the master services agreement or any project addendum immediately upon the occurrence of an insolvency event with respect to the other party or (iv) any project addendum upon 30 days’ written notice if (a) the continuation of the services under such project addendum would post material ethical or safety risks to study participants, (b) any approval from a regulatory authority necessary to perform the applicable study is revoked, suspended or expires without renewal or (c) in the reasonable opinion of such party, continuation of the services provided under such project addendum would be in violation of applicable law. We have entered into project addenda with PPD to perform clinical development services over several years for, but not limited to, our ARISE, ENCORE, ASPEN studies and other brensocatib and TPIP studies. We currently expect to incur approximately $430.1 million of costs related to these project addenda.
In September 2018, we entered into an agreement (the Lease) with Exeter 700 Route 202/206, LLC to lease 117,022 square feet of office space located in Bridgewater, New Jersey for our corporate headquarters. Subject to certain conditions, we have the one-time option to expand the leased premises by up to 50,000 rentable square feet, exercisable prior to the fifth anniversary of the Commencement Date, which was October 1, 2019. The initial Lease term runs 130 months from the Commencement Date and we have the option to extend that term for up to three additional five-year periods. In addition, we are responsible for operating expenses and taxes pursuant to the Lease. Future minimum payments under the Lease during the initial Lease term are approximately $17.9 million. The Lease contains customary default provisions, including those relating to payment defaults, performance defaults and events of bankruptcy.
In October 2017, we entered into certain agreements with Patheon related to the increase of our long-term production capacity for ARIKAYCE. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. Our manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon have given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The aggregate investment to increase our long-term production capacity, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $104 million.
In October 2016, we entered into the AZ License Agreement, pursuant to which AstraZeneca granted us exclusive global rights for the purpose of developing and commercializing AZD7986 (which we renamed brensocatib). In consideration of the licenses and other rights granted by AstraZeneca, we made an upfront payment of $30.0 million, which was included as research and development expense in the fourth quarter of 2016. In December 2020, we incurred a $12.5 million milestone payment obligation upon first dosing in a Phase 3 clinical trial of brensocatib. Upon the earlier of our notification to AstraZeneca that we intend to file an NDA or releasing an official public statement that we intend to file an NDA, we will owe AstraZeneca an additional $12.5 million. Subsequent to this milestone, we are also obligated to make a series of additional contingent milestone payments totaling up to an additional $60.0 million upon the achievement of regulatory filing milestones. If we elect to develop brensocatib for a second indication, we will be obligated to make an additional series of contingent milestone payments totaling up to $42.5 million, the first of which occurs at the initiation of a Phase 3 trial in the additional indication. We are not obligated to make any additional milestone payments for any additional indications. In addition, we have agreed to pay AstraZeneca tiered royalties ranging from a high single-digit to mid-teens on net sales of any approved product based on brensocatib and one additional payment of $35.0 million upon the first achievement of $1 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with us for commercialization of brensocatib in chronic obstructive pulmonary disease or asthma.
We have a licensing agreement with PARI for the use of optimized Lamira for delivery of ARIKAYCE in treating patients with NTM lung infections, CF and bronchiectasis. Under the licensing agreement, we have rights under several US and foreign issued patents, and patent applications involving improvements to optimized Lamira, to exploit the system with ARIKAYCE for the treatment of such indications, but we cannot manufacture the nebulizers except as permitted under our Commercialization Agreement with PARI, as described below. Lamira has been approved for use in the US (in combination with ARIKAYCE), the EU and Japan. Under the licensing agreement, we made an upfront license fee and milestone payments to PARI. Upon the FDA acceptance of our NDA and the subsequent FDA and EMA approvals of ARIKAYCE, we made additional milestone payments of €1.0 million, €1.5 million, and €0.5 million, respectively, to PARI. In October 2017, we exercised an option to buy-down the royalties payable to PARI, which was included within selling, general and administrative expenses in the fourth quarter of 2017. PARI is entitled to receive royalty payments in the mid-single digits on the annual global net sales of ARIKAYCE, pursuant to the licensing agreement, subject to certain specified annual minimum royalties.
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
In 2004 and 2009, we entered into research funding agreements with CFFT whereby we received $1.7 million and $2.2 million in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the agreements, as amended, we owe milestone payments to CFFT of $13.4 million in the aggregate payable through 2025, of which $7.4 million has been paid as of December 31, 2023. Furthermore, if certain global sales milestones were met within five years of the commercialization of ARIKAYCE, we would have owed up to an additional $3.9 million. Through December 31, 2023, we have met and paid $1.7 million of these additional global sales milestone payments.

Future Funding Requirements
We may need to raise additional capital to fund our operations, including the development and potential commercialization of brensocatib, continued commercialization of ARIKAYCE, current and future clinical trials related to ARIKAYCE, development of TPIP, and the potential development, acquisition, in-license or co-promotion of other products or product candidates, including those that address orphan or rare diseases. We expect that our future capital requirements may be substantial and will depend on many factors, including:
•The timing, outcome, and cost of our ongoing and anticipated clinical trials for our product candidates, including our Phase 3 ASPEN trial;
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
We have raised $1.8 billion in net proceeds from securities offerings since 2021. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. However, our business strategy may require us to raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise.
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
CRITICAL ACCOUNTING ESTIMATES
Preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions and we regularly evaluate these estimates and assumptions. The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts reported in our consolidated statements of comprehensive loss are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition and indefinite-lived intangible assets. The accounting estimates discussed below involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Actual results could differ materially from our estimates. For additional accounting policies, see Note 2 - Summary of Significant Accounting Policies in our notes to the consolidated financial statements..
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2023, our cash and cash equivalents were in cash accounts or were invested in money market funds. Our investments in money market funds are not insured by the federal government. As of December 31, 2023, our marketable securities were invested in US treasury notes with an original maturity of 90 days.
As of December 31, 2023, we had $225 million and $575 million of 2025 Convertible Notes and 2028 Convertible Notes outstanding, respectively. Our 2025 Convertible Notes and our 2028 Convertible Notes bear interest at a coupon rate of 1.75% and 0.75%, respectively. In addition, as of December 31, 2023, we had our $350 million term loan and a $150.0 million Royalty Financing Agreement outstanding. The Term Loan accrues interest quarterly at the SOFR plus a margin of 7.75% per annum. We entered into the Swap Contract as a hedge to the Term Loan variable interest rate. The Royalty Financing Agreement pays interest at 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% thereafter as well as 0.75% of brensocatib global net sales, if approved. If a 10% change in interest rates had occurred on December 31, 2023, it would not have had a material effect on the fair value of our debt as of that date, nor would it have a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the years ended December 31, 2023, 2022 and 2021, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report on Internal Control over Financial Reporting
Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on our internal control over financial reporting. The report of Ernst & Young LLP is contained in Item 15 of Part IV of this Annual Report on Form 10-K.
ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, certain of our officers and directors adopted or terminated Rule 10b5-1 trading plans as follows:
Michael A. Smith, our Chief Legal Officer, entered into a prearranged stock trading arrangement (the Trading Plan) on December 14, 2023. Mr. Smith’s Trading Plan provides for the sale of an aggregate number of up to 44,722 shares of the Company's common stock between March 15, 2024 and September 16, 2024. The Trading Plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Election of Class II Directors, Corporate Governance and Delinquent Section 16(a) Reports in our definitive proxy statement for our 2024 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Compensation Discussion and Analysis, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation and Director Compensation in our definitive proxy statement for our 2024 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Compensation Discussion and Analysis, Security Ownership of Certain Beneficial Owners and Directors and Management in our definitive proxy statement for our 2024 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Corporate Governance and Certain Relationships and Related Transactions in our definitive proxy statement for our 2024 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference from the discussion responsive thereto under the caption Corporate Governance and Ratification of the Appointment of Independent Registered Public Accounting Firm in our definitive proxy statement for our 2024 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.
1.     FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page 87:
(i) Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
(ii) Consolidated Balance Sheets as of December 31, 2023 and 2022
(iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2023, 2022 and 2021
(iv) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2023, 2022 and 2021
(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
(vi) Notes to Consolidated Financial Statements
2.    FINANCIAL STATEMENT SCHEDULES.
None required.
3.    EXHIBITS.
The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

EXHIBIT INDEX

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated's Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (incorporated by reference from Exhibit 3.1 to Insmed Incorporated's Current Report on Form 8-K filed on May 11, 2023).

4.1	Specimen stock certificate representing common stock, $0.01 par value per share, of the Registrant (incorporated by reference from Exhibit 4.2 to Insmed Incorporated's Registration Statement on Form S-4/A (Registration No. 333-30098) filed on March 24, 2000).

4.2	Indenture, dated as of January 26, 2018, by and between the Company and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to Insmed Incorporated’s Current Report on Form 8-K filed on January 26, 2018).

4.3	First Supplemental Indenture, dated as of January 26, 2018, by and between the Company and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.2 to Insmed Incorporated’s Current Report on Form 8-K filed on January 26, 2018).

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

10.4.3**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.5 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.5**	Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Appendix A to Insmed Incorporated’s Proxy Statement on Schedule 14A, filed on March 31, 2023).

10.5.1**
Form of Award Agreement for Restricted Stock Units pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1.3 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 3, 2023).

10.5.2**	Form of Award Agreement for Restricted Stock Units to non-US employees pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1.4 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on August 3, 2023).

10.5.3**
Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1.1 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 3, 2023).

10.5.4**
Form of Award Agreement for Non-Qualified Stock Options issued to non-US employees pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1.2 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 3, 2023).

10.5.5**
Form of Award Agreement for Restricted Stock Units issued to directors pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1.5 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 3, 2023).

10.5.6**
Form of Award Agreement for Performance-Based Restricted Stock Units pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1.6 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on August 3, 2023).

10.5.7**	Form of Award Agreement for Performance-Based Restricted Stock Units to non-US employees pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1.7 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on August 3, 2023).

10.6**
Omnibus Amendment to Insmed Incorporated Incentive Plans, dated December 10, 2020 (incorporated by reference from Exhibit 10.6 of Insmed Incorporated’s Annual Report on Form 10-K filed on February 25, 2021).

10.7**	Insmed Incorporated Senior Executive Bonus Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on November 5, 2013).

10.8**	Form of Non-Qualified Stock Option Inducement Award Agreement (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 4, 2023).

10.9**	Form of Non-Qualified Stock Option Inducement Award Agreement for non-U.S. employees (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 4, 2023).

10.10**	Form of Indemnification Agreement entered into with each of the Company's directors and officers (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on January 16, 2014).

10.11**	Employment Agreement, effective as of September 10, 2012, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on September 11, 2012).

10.11.1**	Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.5 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 1, 2019).

10.12**	Amended and Restated Employment Agreement, effective as of April 1, 2022, between Insmed Incorporated and S. Nicole Schaeffer (incorporated by reference from Exhibit 10.4 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on May 5, 2022).

10.13**	Amended and Restated Employment Agreement, effective as of April 1, 2022, between Insmed Incorporated and Roger Adsett (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed May 5, 2022).

10.13.1**	Side Letter to Amended and Restated Employment Agreement, effective as of August 8, 2022, between Insmed Incorporated and Roger Adsett (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed October 27, 2022).

10.14**	Amended and Restated Employment Agreement, effective as of April 1, 2022, between Insmed Incorporated and Sara Bonstein (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Annual Report on Form 10-Q filed May 5, 2022).

10.15**	Amended and Restated Employment Agreement, effective as of April 1, 2022, by and between Insmed Incorporated and Martina Flammer, M.D. (incorporated by reference from Exhibit 10.3 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 5, 2022).

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

10.18*	License Agreement, dated April 25, 2008, between Transave, Inc. and PARI Pharma GmbH, and Amendments No. 1-4 thereto (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.18.1*	Amendment No. 5 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of October 5, 2015 (incorporated by reference from Exhibit 10.14.1 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.18.2*	Amendment No. 6 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of October 9, 2015 (incorporated by reference from Exhibit 10.14.2 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.18.3*	Amendment No. 7 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 21, 2017 (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on November 2, 2017).

10.18.4*	Amendment No. 8 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of December 19, 2018 (incorporated by reference from Exhibit 10.15.4 to Insmed Incorporated’s Annual Report on Form 10-K filed on February 22, 2019).

10.19*	Contract Manufacturing Agreement, dated February 7, 2014, between Insmed Incorporated and Resilience Biotechnologies Inc. (successor to Therapure Biopharma Inc.) (incorporated by reference from Exhibit 10.2.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.19.1*	Amending Agreement, dated March 13, 2014, between Insmed Incorporated and Resilience Biotechnologies Inc. (successor to Therapure Biopharma Inc.) (incorporated by reference from Exhibit 10.2.2 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.20*	Commercialization Agreement dated July 8, 2014 between Insmed Incorporated and PARI Pharma GmbH (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on November 6, 2014).

10.20.1*	Amendment No. 1 to Commercialization Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 21, 2017 (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on November 2, 2017).

10.21*	Manufacturing and Supply Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (incorporated by reference from Exhibit 10.39 to Insmed Incorporated's Annual Report on Form 10-K filed February 23, 2018).

10.22*	Technology Transfer Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (incorporated by reference from Exhibit 10.40 to Insmed Incorporated's Annual Report on Form 10-K filed February 23, 2018).

10.22.1*	Amendment to the Technology Transfer Agreement and to the Manufacturing and Supply Agreement, by and between Insmed Incorporated and Patheon UK Limited, dated as of March 11, 2021 (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 6, 2021).

10.23*	License Agreement, dated October 4, 2016, between Insmed Incorporated and AstraZeneca AB (incorporated by reference from Exhibit 10.29 to Insmed Incorporated’s Annual Report on Form 10-K filed February 23, 2017).

10.24	Lease Agreement, dated September 11, 2018, by and between Insmed Incorporated and Exeter 700 Route 202/206, LLC (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on September 17, 2018).

10.25	Sales Agreement, dated as of February 25, 2021, by and between Insmed Incorporated and SVB Leerink LLC (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on February 25, 2021).

10.26*	Revenue Interest Purchase Agreement, dated October 19, 2022, between Insmed Incorporated and OrbiMed Royalty & Credit Opportunities III, LP (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on October 27, 2022).

10.27*	Loan Agreement, dated October 19, 2022, between Insmed Incorporated, BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on October 27, 2022).

21.1	Subsidiaries of Insmed Incorporated (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (filed herewith).

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (filed herewith).

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003 (filed herewith).

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003 (filed herewith).

97	Compensation Recovery Policy (filed herewith).

101	The following materials from Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, and (v) Notes to the Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL and contained in Exhibit 101.

*	Certain portions of this exhibit have been redacted.

**	Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2024.

INSMED INCORPORATED a Virginia corporation (Registrant)
By:	/s/ WILLIAM H. LEWIS
William H. Lewis Chair and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2024.

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
Melvin Sharoky, M.D.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Insmed Incorporated (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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
As discussed in Note 4 of the consolidated financial statements, the transaction price for product sales is typically adjusted for variable consideration, which includes rebates paid to government agencies, specifically Medicaid. The Company estimates these reserves based upon a range of possible outcomes that are probability-weighted for the estimated payor mix.

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
February 22, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated
Opinion on Internal Control Over Financial Reporting
We have audited Insmed Incorporated’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Insmed Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion.
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

/s/ Ernst & Young LLP
Iselin, New Jersey
February 22, 2024

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$482,374	$1,074,036
Marketable securities	298,073	74,244
Accounts receivable	41,189	29,713
Inventory	83,248	69,922
Prepaid expenses and other current assets	24,179	25,468
Total current assets	929,063	1,273,383

Fixed assets, net	65,384	56,491
Finance lease right-of-use assets	20,985	23,697
Operating lease right-of-use assets	18,017	21,894
Intangibles, net	63,704	68,756
Goodwill	136,110	136,110
Other assets	96,574	76,104
Total assets	$1,329,837	$1,656,435

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$214,987	$182,117
Finance lease liabilities	2,610	1,217
Operating lease liabilities	8,032	6,909
Total current liabilities	225,629	190,243

Debt, long-term	1,155,313	1,125,250
Royalty financing agreement	155,034	148,015
Contingent consideration	84,600	51,100
Finance lease liabilities, long-term	27,026	29,636
Operating lease liabilities, long-term	11,013	14,853
Other long-term liabilities	3,145	9,387
Total liabilities	1,661,760	1,568,484

Shareholders' equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 147,977,960 and 135,653,731 issued and outstanding shares at December 31, 2023 and December 31, 2022, respectively	1,480	1,357
Additional paid-in capital	3,113,487	2,782,416
Accumulated deficit	(3,446,145)	(2,696,578)
Accumulated other comprehensive (loss) income	(745)	756
Total shareholders' (deficit) equity	(331,923)	87,951
Total liabilities and shareholders' equity	$1,329,837	$1,656,435
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Product revenues, net	$305,208	$245,358	$188,461

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	65,573	55,126	44,152
Research and development	571,011	397,518	272,744
Selling, general and administrative	344,501	265,784	234,273
Amortization of intangible assets	5,052	5,053	5,052
Change in fair value of deferred and contingent consideration liabilities	28,697	(20,802)	7,334
Total operating expenses	1,014,834	702,679	563,555

Operating loss	(709,626)	(457,321)	(375,094)

Investment income	42,132	11,081	174
Interest expense	(81,694)	(26,446)	(40,473)
Change in fair value of interest rate swap	320	(1,526)	—
Loss on extinguishment of debt	—	—	(17,689)
Other income (expense), net	1,856	(5,939)	(3,330)
Loss before income taxes	(747,012)	(480,151)	(436,412)

Provision (benefit) for income taxes	2,555	1,383	(1,758)

Net loss	$(749,567)	$(481,534)	$(434,654)

Basic and diluted net loss per share	$(5.34)	$(3.91)	$(3.88)

Weighted average basic and diluted common shares outstanding	140,433	123,035	112,111

Net loss	$(749,567)	$(481,534)	$(434,654)

Other comprehensive income (loss):
Foreign currency translation and other (losses) gains	(2,214)	303	775
Unrealized gain (loss) on marketable securities	713	(515)	—
Total comprehensive loss	$(751,068)	$(481,746)	$(433,879)
See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2020	102,763	$1,028	$2,105,252	$(1,830,589)	$193	$275,884
Comprehensive loss:
Net loss				(434,654)		(434,654)
Other comprehensive income					775	775
Exercise of stock options and ESPP shares issuance	1,359	13	22,022			22,035
Net proceeds from issuance of common stock	11,500	115	269,771			269,886
Equity component of convertible debt issuance			196,358			196,358
Equity component of convertible debt redemption			(37,846)			(37,846)
Issuance of common stock for vesting of RSUs	217	2				2
Issuance of common stock for Business Acquisition	2,899	29	71,978			72,007
Stock-based compensation expense			46,021			46,021
Balance at December 31, 2021	118,738	$1,187	$2,673,556	$(2,265,243)	$968	$410,468
Cumulative impact of ASU 2020-06 adoption			(264,609)	50,199		(214,410)
Comprehensive loss:
Net loss				(481,534)		(481,534)
Other comprehensive loss					(212)	(212)
Exercise of stock options and ESPP shares issuance	1,328	14	19,486			19,500
Net proceeds from issuance of common stock	15,040	150	292,003			292,153
Issuance of common stock for vesting of RSUs	377	4				4
Deferred payment for Business Acquisition	171	2	4,294			4,296
Stock-based compensation expense			57,686			57,686
Balance at December 31, 2022	135,654	$1,357	$2,782,416	$(2,696,578)	$756	$87,951
Comprehensive loss:
Net loss				(749,567)		(749,567)
Other comprehensive loss					(1,501)	(1,501)
Exercise of stock options and ESPP shares issuance	1,142	12	18,387			18,399
Net proceeds from issuance of common stock	6,531	65	152,410			152,475
Issuance of common stock for vesting of RSUs	543	5				5
Deferred payment for Business Acquisition	177	2	3,895			3,897
Issuance of common stock for asset acquisitions	3,931	39	81,601			81,640
Stock-based compensation expense			74,778			74,778
Balance at December 31, 2023	147,978	$1,480	$3,113,487	$(3,446,145)	$(745)	$(331,923)
 See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(749,567)	$(481,534)	$(434,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,527	5,278	9,130
Amortization of intangible assets	5,052	5,053	5,052
Stock-based compensation expense	74,778	57,686	46,021
Loss on extinguishment of debt	—	—	17,689
Amortization of debt issuance costs	7,320	3,991	1,890
Accretion of debt discount	—	—	29,149
Paid-in-kind interest capitalized	23,372	4,165	—
Royalty Financing non-cash interest expense	18,846	3,687	—
Accretion of discount on marketable securities, net	(9,383)	—	—
Finance lease amortization expense	2,712	1,960	1,078
Non-cash operating lease expense	9,206	11,976	12,589
Change in fair value of deferred and contingent consideration liabilities	28,697	(20,802)	7,334
Change in fair value of interest rate swap	(320)	1,526	—
Vertuis acquisition	10,250	—	—
Adrestia acquisition	76,481	—	—
Changes in operating assets and liabilities:
Accounts receivable	(11,963)	(6,423)	(8,118)
Inventory	(13,613)	(1,714)	(17,456)
Prepaid expenses and other current assets	2,265	2,528	(5,549)
Other assets	(20,074)	(25,243)	(24,435)
Accounts payable and accrued liabilities	15,155	50,011	(7,575)
Other liabilities	(10,988)	(12,584)	4,553
Net cash used in operating activities	(536,247)	(400,439)	(363,302)
Investing activities
Purchase of fixed assets	(13,288)	(9,878)	(7,289)
Purchase of marketable securities	(588,733)	(99,706)	(50,292)
Cash acquired in asset acquisition	3,417	—	—
Maturities of marketable securities	375,000	75,000	—
Cash paid for Business Acquisition, net	—	—	(6,704)
Net cash used in investing activities	(223,604)	(34,584)	(64,285)
Financing activities
Proceeds from exercise of stock options and ESPP	18,399	19,504	22,037
Proceeds from issuance of common stock, net	152,475	292,153	269,886
Payment on extinguishment of 1.75% convertible senior notes due 2025	—	—	(12,578)
Payment of principal of 1.75% convertible senior notes due 2025	—	—	(225,000)
Proceeds from issuance of 0.75% convertible senior notes due 2028	—	—	575,000
Proceeds from issuance of Term Loan	—	350,000	—
Proceeds from issuance Royalty Financing Agreement	—	150,000	—

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

Payment of debt issuance costs	(1,218)	(17,783)	(15,718)
Payments of finance lease principal	(1,217)	(601)	(1,081)
Net cash provided by financing activities	168,439	793,273	612,546
Effect of exchange rates on cash and cash equivalents	(250)	(996)	(933)
Net (decrease) increase in cash and cash equivalents	(591,662)	357,254	184,026
Cash and cash equivalents at beginning of period	1,074,036	716,782	532,756
Cash and cash equivalents at end of period	$482,374	$1,074,036	$716,782
Supplemental disclosures of cash flow information:
Cash paid for interest	$35,787	$10,157	$10,890
Cash paid for income taxes	$1,955	$1,717	$1,558
 See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation
Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE, is approved in the US as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the EC approved ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. In March 2021, Japan's MHLW approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company's pipeline includes brensocatib, TPIP and early-stage research programs. Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which the Company is developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases, including CRSsNP. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PH-ILD and PAH. The Company is also advancing its early-stage research programs encompassing a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, RNA-end joining, and synthetic rescue.
The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Bridgewater, New Jersey. The Company has legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the UK, and Japan.
The Company had $482.4 million in cash and cash equivalents and $298.1 million of marketable securities as of December 31, 2023 and reported a net loss of $749.6 million for the year ended December 31, 2023. The Company has funded its operations through public offerings of equity securities, debt financings and revenue interest financings. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding R&D activities for ARIKAYCE, brensocatib, TPIP and its other pipeline programs, continuing commercialization and regulatory activities for ARIKAYCE and pre-commercial, regulatory and, if approved, commercialization activities for brensocatib, and funding other general and administrative activities.
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Celtrix Pharmaceuticals, Inc., Insmed Holdings Limited, Insmed Gene Therapy LLC, Insmed Ireland Limited, Insmed France SAS, Insmed Germany GmbH, Insmed Limited, Insmed Netherlands Holdings B.V., Insmed Netherlands B.V., Insmed Godo Kaisha, Insmed Switzerland GmbH, Insmed Italy S.R.L., Insmed Innovation UK Limited, and Adrestia Therapeutics Inc. All intercompany transactions and balances have been eliminated in consolidation.
2. Summary of Significant Accounting Policies
Use of Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions. The amounts of assets and liabilities reported in the Company's balance sheets and the amounts of revenues and expenses reported for each period presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue allowances, stock-based compensation, income taxes, loss contingencies, acquisition related intangibles including in process research and development (IPR&D) and goodwill, fair value of contingent consideration, and accounting for research and development costs. Actual results could differ from those estimates.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Summary of Significant Accounting Policies (Continued)
Cash and Cash Equivalents—The Company considers cash equivalents to be highly liquid investments with maturities of three months or less from the date of purchase.
Accounts Receivable—Accounts receivable are recorded net of customer allowances for prompt pay discounts, chargebacks, and any estimated expected credit losses. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. To date, credit losses have not been material.
Marketable Securities—Marketable securities consists of available-for-sale investments in US Treasury Notes with an original maturity of greater than 90 days. Marketable securities under this classification are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive (loss) income. The estimated fair value of available-for-sale marketable securities is determined based on quoted market prices. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets. The Company did not have available-for-sale securities with a maturity of more than one year as of December 31, 2023. As of December 31, 2022, management did not expect the Company's available-for-sale securities with a maturity of more than one year to be sold or redeemed within the next year and therefore has classified the marketable securities as long-term assets in the consolidated balance sheet.
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
Impairment Assessment—The Company reviews the recoverability of its finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, the Company measures the amount of the impairment by comparing the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed at December 31, 2023.
Business Combinations and Asset Acquisitions—The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in Accounting Standards Update (ASU) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, Business Combinations, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Summary of Significant Accounting Policies (Continued)
If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. If the in-licensed agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and therefore have no alternative future use, the Company expenses payments made under such license agreements as acquired IPR&D expense in its consolidated statements of comprehensive loss.
Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable, unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired. None of the Company's contingent consideration met the definition of a derivative. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.
Indefinite-lived Intangible Assets—Indefinite-lived intangible assets consist of IPR&D. IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise, they are expensed. The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance. The Company performs a qualitative test for its indefinite-lived intangible assets annually as of October 1. During the year ended December 31, 2023, the Company concluded that no impairment exists.
Goodwill—Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company reassesses its reporting units as part of its annual segment review. As of December 31, 2023, the Company concluded that it continues to operate as one reporting unit. As of October 1, 2023, the Company's single reporting unit for purposes of its goodwill impairment test had a negative carrying value and the Company performed a qualitative impairment test for goodwill. During the year ended December 31, 2023, the Company concluded that no impairment exists.
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for uncollectible trade receivables. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the year ended December 31, 2023 and their respective percentages for the year ended December 31, 2022.

	December 31,
	2023	2022
Customer A	35%	34%
Customer B	34%	36%
Customer C	19%	20%
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
Research and Development—R&D expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in the Company's research and development functions, including medical affairs. R&D expense also includes other internal operating expenses, the cost of manufacturing a product candidate, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as brensocatib, and may include the cost of asset acquisitions (as described further above). The Company's expenses related to manufacturing its product candidates and medical devices for clinical study are primarily related to activities at CMOs that manufacture its clinical product supply of ARIKAYCE, brensocatib, TPIP and early-stage research. The Company's expenses related to clinical trials are primarily related to activities at CROs that conduct and manage clinical trials on the Company's behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.
Stock-based Compensation—The Company recognizes stock-based compensation expense for awards of equity instruments to employees and directors based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award. The Company may also grant performance-based stock options and performance stock units (PSUs) to employees from time to time. The grant-date fair value of performance-based stock options is recognized as compensation expense over the implicit service period using the accelerated attribution method once it is probable that the performance condition will be achieved. The grant-date fair value of performance stock units is recognized as compensation expense on the date the performance conditions become probable, with an initial recording of the cumulative expense that would have been recognized if the PSU expense had been recognized on a straight-line basis since the date of grant. The remaining unamortized fair value of the awards will then be expensed prospectively on a straight-line basis over the remaining service period. Stock-based compensation expense is included in both R&D and SG&A expenses in the consolidated statements of comprehensive loss.
Investment Income and Interest Expense—Investment income consists of interest income earned on the Company's cash and cash equivalents and marketable securities. Interest expense consists primarily of contractual interest costs related to the Company's debt, non-cash interest expense related to the Company's Royalty Financing Agreement (see Note 11) and amortization of debt issuance costs related to the Company's debt.
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
The following table sets forth the reconciliation of the weighted average number of shares used to compute basic and diluted net loss per share for the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
	(in thousands, except per share amounts)
Numerator:
Net loss	$(749,567)	$(481,534)	$(434,654)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	140,433	123,035	112,111
Effect of dilutive securities:
Common stock options	—	—	—
RS and RSUs	—	—	—
PSUs	—	—	—
Convertible debt securities	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	140,433	123,035	112,111
Net loss per share:
Basic and diluted	$(5.34)	$(3.91)	$(3.88)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of December 31, 2023, 2022 and 2021 as their effect would have been anti-dilutive (in thousands).

	As of December 31,
	2023	2022	2021
Common stock options	22,513	17,525	14,089
Unvested RS and RSUs	2,750	1,520	1,020
PSUs	666	671	—
Convertible debt securities	23,438	23,438	23,438

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
Recently Adopted Accounting Pronouncements—In August 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-06, Debt — Accounting for Convertible Instruments, to reduce the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the number of accounting models for convertible debt instruments is reduced, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Only convertible instruments that meet the definition of a derivative or are issued with substantial premiums will continue to be subject to the separation models. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021. A modified retrospective and a fully retrospective transition method are both permitted. The Company transitioned using the modified retrospective method. The impact of adopting ASU 2020-06 on January 1, 2022 resulted in an opening balance sheet adjustment increasing debt by approximately $221.9 million and issuance costs classified to debt by approximately $6.1 million, decreasing the deferred tax liability by $1.4 million, as well as an increase to retained earnings of approximately $50.2 million, with an offsetting reduction to additional paid-in-capital of $264.6 million, net of tax.
Recent Accounting Pronouncements (Not Yet Adopted)—In December 2023, the FASB issued ASU 2023-09 Income Taxes—Improvements to Income Tax Disclosures, in order to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adoption of ASU 2023-09 on its consolidated financial statements.

3. Fair Value Measurements
The Company categorizes its financial assets and liabilities measured and reported at fair value in the financial statements on a recurring basis based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs used to determine the fair value of financial assets and liabilities, are as follows:
•Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the assets or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
•Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of December 31, 2023
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$482.4	$482.4	$—	$—
Marketable securities	$298.1	$298.1	$—	$—
Collateral for interest rate swap	$6.0	$6.0	$—	$—
Liabilities
Interest rate swap	$1.2	$—	$1.2	$—
Deferred consideration	$5.7	$—	$5.7	$—
Contingent consideration	$84.6	$—	$—	$84.6

	As of December 31, 2022
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,074.0	$1,074.0	$—	$—
Marketable securities	$74.2	$74.2	$—	$—
Collateral for interest rate swap	$5.0	$5.0	$—	$—
Liabilities
Interest rate swap	$1.5	$—	$1.5	$—
Deferred consideration	$7.4	$—	$7.4	$—
Contingent consideration	$58.1	$—	$—	$58.1
During the year ended December 31, 2023, the Company purchased $588.7 million of marketable securities consisting of US Treasury Notes.
As of December 31, 2023, the Company held $298.1 million of available-for-sale securities, including an unrealized gain of $0.7 million recorded in accumulated other comprehensive (loss) income. As of December 31, 2022, the Company held $74.2 million of available-for-sale securities, net of an unrealized loss of $0.5 million that were in an unrealized gain or loss position.
During the year ended December 31, 2022, the Company entered into an interest rate swap in connection with the Company's Term Loan. The Company entered into the interest rate swap to hedge its variable interest rate in an exchange for a fixed interest rate. The collateral for interest rate swap and the interest rate swap are recorded in other assets and accounts payable and accrued liabilities, respectively, in the consolidated balance sheet as of December 31, 2023 and 2022. The collateral for interest rate swap is cash, a Level 1 asset. The interest rate swap is a Level 2 liability as it uses observable inputs other than quoted market prices in an active market.
There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2023 and 2022.
The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) failure of the issuer to make scheduled interest or principal payments; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the year ended December 31, 2023.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
Deferred Consideration
The deferred consideration arose from the Business Acquisition in August 2021 (see Note 18). The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date, subject to certain reductions. During August 2022 and August 2023, the Company fulfilled the payments due on the first and second anniversary of the closing date by issuing 171,427 and 177,203 shares of the Company's common stock, respectively, after certain reductions. A valuation of the deferred consideration is performed quarterly, based on the Company's current stock price, with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. As the deferred consideration is settled in shares, there is no discount rate applied in the fair value calculation.
The deferred consideration has been classified as a Level 2 recurring liability as its valuation utilizes an input, the Insmed share price, which is a directly observable input at the measurement date and for the duration of the liabilities' anticipated lives. Deferred consideration expected to be settled within twelve months or less is classified as a current liability and are included in accrued liabilities. As of December 31, 2023, the fair value of deferred consideration included in accrued liabilities was $5.7 million. Deferred consideration expected to be settled in more than twelve months are classified as a non-current liability and are included in other long-term liabilities.
The following observable input was used in the valuation of the deferred consideration as of December 31, 2023 and 2022:

	Fair Value as of December 31, 2023 (in millions)	Observable Input	Input Value
Deferred consideration	$5.7	Insmed share price on December 31, 2023	$30.99

	Fair Value as of December 31, 2022 (in millions)	Observable Input	Input Value
Deferred consideration	$7.4	Insmed share price on December 31, 2022	$19.98
Contingent Consideration Liabilities
The contingent consideration liabilities arose from the Business Acquisition in August 2021 (see Note 18). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher milestone and net sales milestones. Upon the achievement of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 5,348,572 shares in the aggregate and AlgaeneX equityholders up to 368,867 shares in the aggregate. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. At December 31, 2023, the weighted average probability of success was 42%. The development and regulatory milestones will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation.
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
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of December 31, 2023, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.
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
The following significant unobservable inputs were used in the valuation of the contingent consideration liabilities as of December 31, 2023 and 2022 (in millions):

Contingent Consideration Liabilities	Fair Value as of December 31, 2023	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$74.8	Probability-adjusted	Probabilities of success	14% - 97%
Priority review voucher milestone	$6.0	Probability-adjusted discounted cash flow	Probability of success	16.4%
			Discount rate	10.0%

Contingent Consideration Liabilities	Fair Value as of December 31, 2022	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$48.1	Probability-adjusted	Probabilities of success	14% - 95%
Priority review voucher milestone	$6.8	Probability-adjusted discounted cash flow	Probability of success	16.4%
			Discount rate	8.5%
A rollforward of the Company's valuations deferred and contingent consideration liabilities for the years ended December 31, 2023 and 2022 follows (in thousands):

	Deferred Consideration (level 2 liabilities)	Contingent Consideration (level 3 liabilities)
Balance as of December 31, 2021	$14,931	$75,668
Additions	—	—
Change in Fair Value	(3,234)	(17,568)
Payments	(4,297)	—
Balance as of December 31, 2022	7,400	58,100
Additions	—	—
Change in Fair Value	2,197	26,500
Payments	(3,897)	—
Balance as of December 31, 2023	$5,700	$84,600
The change in fair value of deferred and contingent consideration liabilities are due to changes in factors such as the probability of achieving milestones, our stock price, or certain other estimated assumptions.
Convertible Notes
The estimated fair value of the liability component of the Company's 0.75% convertible senior notes due 2028 (the 2028 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of December 31, 2023 was $665.5 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to the 2028 Convertible Notes. The $565.0 million carrying value of the 2028 Convertible Notes as of December 31, 2023 excludes the $10.0 million of unamortized issuance costs.
The estimated fair value of the liability component of the Company's 1.75% convertible senior notes due 2025 (the 2025 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of December 31, 2023 was $240.2 million, determined using current market factors and the ability of the Company to obtain debt on comparable terms to

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
the 2025 Convertible Notes. The $223.9 million carrying value of the 2025 Convertible Notes as of December 31, 2023 excludes the $1.1 million of unamortized issuance costs.
Synthetic Royalty Financing Agreement
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
The fair value of the Royalty Financing Agreement at the time of the transaction was based on the Company’s estimates of future royalties expected to be paid to OrbiMed over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. This liability is being amortized using the effective interest method over the life of the arrangement, in accordance ASC 470, Debt and ASC 835, Interest. The Company will utilize the prospective method to account for subsequent changes in the estimated future payments to be made to OrbiMed and will update the effective interest rate on a quarterly basis. For more information, see Note - 11 Royalty Financing Agreement.
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
The following table presents a geographic summary of the Company's product revenues, net for the years ended December 31, 2023 and 2022 (in thousands).

	For the Year Ended December 31,
	2023	2022
US	$224,195	$185,994
Japan	65,733	56,506
Europe and rest of world	15,280	2,858
Total product revenues, net	$305,208	$245,358
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
related to periods prior to 2022. The accrued France ATU reimbursement payable is recorded within accounts payable and accrued liabilities in the consolidated balance sheets (see Note 8).
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
The following table provides a summary rollforward of the Company's sales allowances and related accruals for the years ended December 31, 2023 and 2022, which have been deducted in arriving at product revenues, net (in thousands).

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Product Revenues, Net (Continued)

	Customer Credits, Fees and Discounts	Rebates, Chargebacks and Co-pay Assistance	Total
Balance as of December 31, 2022	$14,232	$5,564	$19,796
Allowances for current period sales	12,494	33,834	46,328
Allowances for prior period sales	—	(118)	(118)
Payments and credits	(11,244)	(29,103)	(40,347)
Balance as of December 31, 2023	$15,482	$10,177	$25,659

Balance as of December 31, 2021	$3,122	$5,276	$8,398
Allowances for current period sales	13,125	23,737	36,862
Allowances for prior period sales	5,787	(471)	5,316
Payments and credits	(7,802)	(22,978)	(30,780)
Balance as of December 31, 2022	$14,232	$5,564	$19,796
The Company also recognizes revenue related to various EAPs in Europe. EAPs are intended to make products available on a named patient basis before they are commercially available in accordance with local regulations. The allowance for prior period sales of customer credits, fees and discounts in the year ended December 31, 2022 is related to the change in estimate for the final France ATU pricing.
5. Inventory
The Company's inventory balance consists of the following (in thousands):

	As of December 31,
	2023	2022
Raw materials	$24,562	$27,245
Work-in-process	33,480	22,460
Finished goods	25,206	20,217
	$83,248	$69,922
Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company has not recorded any significant inventory write-downs. The Company currently uses a limited number of third-party CMOs to produce its inventory.
6. Intangibles, Net and Goodwill
Intangibles, Net
Finite-lived Intangible Assets
As of December 31, 2023, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D and the milestones paid to PARI for the license to use Lamira for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestones intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of these assets during each of the next five years is estimated to be approximately $5.1 million per year.
Indefinite-lived Intangible Assets
As of December 31, 2023, the Company's indefinite-lived intangible assets consisted of acquired IPR&D from the Business Acquisition (see Note 18). Indefinite-lived intangible assets are not amortized.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Intangibles, Net and Goodwill (Continued)

A rollforward of the Company's intangible assets for the years ended December 31, 2023 and 2022 follows (in thousands):

	2023
Intangible Asset	January 1,	Additions	Amortization	December 31,
Acquired ARIKAYCE R&D	$37,588	$—	$(4,850)	$32,738
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,568	—	(202)	1,366
	$68,756	$—	$(5,052)	$63,704

	2022
Intangible Asset	January 1,	Additions	Amortization	December 31,
Acquired ARIKAYCE R&D	$42,439	$—	$(4,851)	$37,588
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,770	—	(202)	1,568
	$73,809	$—	$(5,053)	$68,756
Goodwill
The Company's goodwill balance of $136.1 million as of December 31, 2023 and 2022 resulted from the August 2021 Business Acquisition (see Note 18).
7. Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)	As of December 31,
Asset Description		2023	2022
Lab equipment	7	$22,660	$16,403
Furniture and fixtures	7	6,428	6,428
Computer hardware and software	3 - 5	6,001	5,227
Office equipment	7	89	89
Manufacturing equipment	7	1,336	1,203
Leasehold improvements	2 - 10	38,049	37,057
Construction in progress	—	35,449	29,529
		110,012	95,936
Less accumulated depreciation		(44,628)	(39,445)
		$65,384	$56,491
Depreciation expense was $5.5 million, $5.3 million and $9.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Accounts payable and other accrued operating expenses	$65,393	$50,461
Accrued clinical trial expenses	23,711	36,456
Accrued professional fees	13,885	14,403
Accrued technical operation expenses	9,187	3,345
Accrued compensation and employee related costs	48,933	32,040
Accrued royalty and milestones payable	5,674	4,710
Accrued interest payable	2,175	6,340
Revenue Interest Payments payable	3,347	2,149
Accrued sales allowances and related costs	10,937	6,974
Accrued France ATU reimbursement payable	14,685	12,943
Deferred and contingent consideration	6,700	10,700
Other accrued liabilities	10,360	1,596
	$214,987	$182,117
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
9. Leases (Continued)
The table below summarizes the Company's total lease costs included in its consolidated financial statements, as well as other required quantitative disclosures (in thousands).

	As of December 31, 2023		As of December 31, 2022
Finance lease cost:
Amortization of right-of-use assets	$2,712		$1,960
Interest on lease liabilities	2,417		1,808
Total finance lease cost		$5,129		$3,768
Operating lease cost		10,385		12,920
Variable lease cost		14,148		11,254
Total lease cost		$29,662		$27,942

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases		$2,417		$1,907
Operating cash flows for operating leases		$9,098		$11,450
Financing cash flows for finance leases		$1,217		$601
Right-of-use assets obtained in exchange for new finance lease liabilities		$—		$16,741
Right-of-use assets obtained in exchange for new operating lease liabilities		$5,329		$565
Weighted average remaining lease term - finance leases		7.6 years		8.6 years
Weighted average remaining lease term - operating leases		2.5 years		3.2 years
Weighted average discount rate - finance leases		7.9%		7.9%
Weighted average discount rate - operating leases		7.6%		7.0%
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
9. Leases (Continued)
The table below presents the maturity of lease liabilities on an annual basis for the remaining years of the Company's commenced lease agreements (in thousands).

Year Ending December 31,	Finance Leases	Operating Leases
2024	$4,840	$8,701
2025	4,967	8,219
2026	5,097	2,106
2027	5,228	654
2028	5,361	408
Thereafter	14,157	70
Total	39,650	20,158
Less: present value discount	10,014	1,113
Present value of lease liabilities	$29,636	$19,045
Balance Sheet Classification at December 31, 2023:
Current lease liabilities	$2,610	$8,032
Long-term lease liabilities	27,026	11,013
Total lease liabilities	$29,636	$19,045
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $49.1 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.
10. Debt
Debt, long-term consists of the following commitments as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Convertible notes	$788,909	$785,621
Term Loan	366,404	339,629
Debt, long-term	$1,155,313	$1,125,250
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
The following table presents the carrying value of the Company’s Term Loan balance as of December 31, 2023 and 2022 (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)

	As of December 31,
	2023	2022
Original Term Loan balance	$350,000	$350,000
Paid-in-kind interest capitalized	27,537	4,165
Term Loan issuance costs, unamortized	(11,133)	(14,536)
Term Loan	$366,404	$339,629
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
10. Debt (Continued)
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
Each series of convertible notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in both series of convertible notes are not required to be separately accounted for as a derivative. However, since the convertible notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate each series of convertible notes into liability and equity components. The carrying amount of the liability component of each series of convertible notes as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option for each series of convertible notes was determined by deducting the fair value of the liability component from the gross proceeds of the applicable convertible notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the 2025 Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6% and, accordingly, the residual equity component on the date of issuance was $140.9 million. The fair value of the liability component of the 2028 Convertible Notes on the date of issuance was estimated at $371.6 million using an effective interest rate of 7.1% and, accordingly, the residual equity component on the date of issuance was $203.4 million. The respective discounts were amortized to interest expense over the term of the applicable series of convertible notes through December 31, 2021, prior to the adoption of ASU 2020-06. The 2025 Convertible Notes and the 2028 Convertible Notes have remaining periods of approximately 1.04 years and 4.42 years, respectively. The following table presents the carrying value of the Company’s debt balance as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Face value of outstanding convertible notes	$800,000	$800,000
Debt issuance costs, unamortized	(11,091)	(14,379)
Convertible notes	$788,909	$785,621

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)

As of December 31, 2023, future principal repayments of debt for each of the fiscal years through maturity were as follows (in thousands):

Year Ending December 31:
2024	$—
2025	225,000
2026	188,769
2027	188,768
2028	575,000
2029 and thereafter	—
$1,177,537
     The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place.
Interest expense for the years ended December 31, 2023, 2022, and 2021, is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Convertible debt contractual interest expense	$8,250	$8,250	$8,134
Term Loan contractual interest expense	46,743	8,330	—
Royalty Financing Agreement non-cash interest expense	18,846	3,687	—
Amortization of debt issuance costs	7,320	3,991	1,890
Amortization of debt discount	—	—	29,149
Swap interest (income) expense	(1,882)	380	—
Total debt interest expense	$79,277	$24,638	$39,173
Finance lease interest expense	2,417	1,808	1,300
Total interest expense	$81,694	$26,446	$40,473
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
The following table presents the carrying value of the Company’s Royalty Financing Agreement balance as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Royalty financing agreement liability - beginning balance	$151,538	$150,000
Revenue Interest Payments paid and payable	(12,222)	(2,149)
Interest expense recognized	18,846	3,687
Royalty financing agreement liability - ending balance	$158,162	$151,538
Royalty financing issuance costs, unamortized - beginning balance	$(3,523)	$(3,624)
Amortization of issuance costs	521	101
Other	(126)	—
Deferred issuance costs, unamortized - ending balance	$(3,128)	$(3,523)
Royalty Financing Agreement	$155,034	$148,015
The Revenue Interest Payments payable in connection with the royalty financing agreement were $3.3 million and $2.1 million as of December 31, 2023 and 2022, respectively, which were recorded within accounts payable and accrued expenses on the consolidated balance sheet. Non-cash interest expense is recorded within interest expense in the consolidated statements of comprehensive loss.
12. Shareholders' Equity
Common Stock—As of December 31, 2023, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 147,977,960 shares of common stock issued and outstanding. In addition, as of December 31, 2023, the Company had reserved 22,512,569 shares of common stock for issuance upon the exercise of outstanding common stock options, 2,750,294 shares of common stock for issuance upon the vesting of RSUs and 666,382 shares for issuance upon the vesting of PSUs. The Company has also reserved 23,438,430 shares of common stock in the aggregate for issuance upon conversion of the 2025 Convertible Notes and 2028 Convertible Notes, subject to adjustment in accordance with the applicable indentures. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions. The shares of the Company’s common stock reserved in connection with the Motus acquisition were partly issued as acquisition consideration at closing and on the first and second anniversaries of the closing date of the acquisition, and will also be issued upon the third anniversary of the closing date of the acquisition and upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions.
Of the 9,406,112 shares reserved, subject to certain closing-related reductions, the Company issued 2,889,367 shares of the Company's common stock in connection with the Business Acquisition (Note 18) in the third quarter of 2021, after certain closing-related deductions. In the third quarter of 2022, the Company issued 171,427 shares of the Company's common stock to fulfill the payment required to Motus equityholders on the first anniversary of the Business Acquisition. In the third quarter of 2023, the Company issued 177,203 shares of the Company's common stock to fulfill the payment required to Motus equityholders on the second anniversary of the Business Acquisition.
In the second quarter of 2023, in connection with the Company's acquisition of Adrestia, the Company issued 3,430,867 shares of the Company's common stock as consideration at closing. See Note 18 - Acquisitions for further details.
In connection with the Company’s acquisition of Vertuis, the Company reserved 550,000 shares of the Company’s common stock, subject to future adjustment. An aggregate of 500,000 of the reserved shares were issued as acquisition consideration at closing. An additional $1 million of shares of common stock will be issued to Vertuis’ former stockholders on July 1, 2024, based on the share price on June 28, 2024. See Note 18 - Acquisitions for further details.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Shareholders' Equity (Continued)
In the fourth quarter of 2022, the Company completed an underwritten offering of 13,750,000 shares of the Company's common stock, at an offering price of $20.00 per share. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of approximately $16.2 million, were approximately $258.8 million.
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
In the first quarter of 2021, the Company entered into a sales agreement with Leerink Partners, to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through the ATM program, under which Leerink Partners acts as sales agent. For the year ended December 31, 2023, the Company issued and sold an aggregate of 6,503,041 shares of common stock through the ATM program at a weighted-average public offering price of $24.12 per share and received net proceeds of $152.2 million. As of December 31, 2023, an aggregate of $58.7 million of shares of common stock remain available to be issued and sold under the ATM program.
Preferred Stock—As of December 31, 2023 and 2022, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 and no shares of preferred stock were issued and outstanding.
13. Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated Amended and Restated 2019 Incentive Plan (the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders on May 11, 2023. The 2019 Incentive Plan replaced the Insmed Incorporated 2019 Incentive Plan, as amended (the Old 2019 Incentive Plan). The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. On May 16, 2019, upon the approval of the Old 2019 Incentive Plan by shareholders, 3,500,000 shares were authorized for issuance thereunder, plus any shares subject to then-outstanding awards under the Company's 2017 Incentive Plan, the 2015 Incentive Plan and the 2013 Incentive Plan that subsequently were canceled, terminated unearned, expired, were forfeited, lapsed for any reason or were settled in cash without the delivery of shares. On May 12, 2020, at the Company's 2020 Annual Meeting of Shareholders, the Company's shareholders approved an amendment of the Old 2019 Incentive Plan providing for the issuance of an additional 4,500,000 shares under the plan. On May 12, 2021, at the Company's 2021 Annual Meeting of Shareholders, the Company's shareholders approved the second amendment to the Old 2019 Incentive Plan providing for the issuance of an additional 2,750,000 shares under the plan. On May 11, 2022, at the Company's 2022 Annual Meeting of Shareholders, the Company's shareholders approved the third amendment to the Old 2019 Incentive Plan, providing for the issuance of an additional 3,000,000 shares under the plan. At the May 2023 Annual Meeting of Shareholders, in connection with approval of the 2019 Incentive Plan, the Company's shareholders approved the issuance of an additional 10,500,000 shares under the 2019 Incentive Plan. As of December 31, 2023, 7,180,171 shares remained for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the twelve months ended December 31, 2023 and 2022, the Company granted inducement stock options covering 2,674,290 and 1,068,310 shares, respectively, of the Company's common stock to new employees.
Stock Options—The Company calculates the fair value of stock options granted using the Black-Scholes valuation model. The following table summarizes the grant date fair value and assumptions used in determining the fair value of all stock options granted, including grants of inducement options, during the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Volatility	62% - 70%	69% - 70%	70% - 71%
Risk-free interest rate	3.36% - 4.72%	1.37% - 4.27%	0.36% - 1.20%
Dividend yield	0.0%	0.0%	0.0%
Expected option term (in years)	6.05	5.93	5.84
Weighted average fair value of stock options granted	$13.12	$13.19	$18.50
For the years ended December 31, 2023, 2022 and 2021, the volatility factor was based on the Company’s historical volatility during the expected option term. The company accounts for forfeitures as they occur.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)
From time to time, the Company has granted performance-conditioned options to certain of its employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the grantees fulfilling a service condition (continued employment). As of December 31, 2023 and December 31, 2022, the Company had performance-conditioned options covering 114,780 shares outstanding. As of December 31, 2023 and December 31, 2022, the performance conditions are not probable and therefore, no stock-based compensation was recorded in the consolidated statements of comprehensive loss.
The following table summarizes stock option activity for stock options granted for the years ended December 31, 2023, 2022 and 2021 as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in '000)
Options outstanding at December 31, 2020	12,263,402	$18.84
Granted	4,039,360	$30.18
Exercised	(1,235,186)	$15.50
Forfeited and expired	(978,616)	$24.35
Options outstanding at December 31, 2021	14,088,960	$22.00
Exercisable at December 31, 2021	7,292,851	$17.97
Granted	5,614,220	$20.89
Exercised	(1,151,341)	$14.41
Forfeited and expired	(1,026,543)	$25.70
Options outstanding at December 31, 2022	17,525,296	$21.93
Exercisable at December 31, 2022	8,587,820	$20.35
Granted	6,650,880	$20.20
Exercised	(871,933)	$16.03
Forfeited and expired	(791,674)	$24.01
Options outstanding at December 31, 2023	22,512,569	$21.58	7.08	$216,537
Exercisable at December 31, 2023	11,125,232	$21.41	5.42	$109,109
The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $6.0 million, $11.1 million and $22.1 million, respectively.
As of December 31, 2023, there was $130.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.7 years.
Restricted Stock and Restricted Stock Units—The Company may grant RS and RSUs to employees and non-employee directors. Each share of RS vests upon and each RSU represents a right to receive one share of the Company's common stock upon the completion of a specific period of continued service.
RS and RSU awards granted are valued at the market price of the Company's common stock on the date of grant. The Company recognizes non-cash compensation expense for the fair values of these RS and RSUs on a straight-line basis over the requisite service period of these awards.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)
The following table summarizes RSU awards granted during the years ended December 31, 2023, 2022 and 2021:

	Number of RSUs	Weighted Average Grant Price
Outstanding at December 31, 2020	844,391	$25.43
Granted	607,578	$29.40
Released	(291,823)	$25.93
Forfeited	(140,432)	$27.73
Outstanding at December 31, 2021	1,019,714	$27.33
Granted	1,021,219	$20.34
Released	(417,894)	$26.79
Forfeited	(103,139)	$24.04
Outstanding at December 31, 2022	1,519,900	$23.00
Granted	1,934,822	$19.26
Released	(574,219)	$22.89
Forfeited	(130,209)	$20.87
Outstanding at December 31, 2023	2,750,294	$20.50
As of December 31, 2023, there was $40.7 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.7 years.
Performance Stock Units — In January 2022, the Company issued 271,612 PSUs. For these PSUs, there are two performance conditions, a service condition, and a market condition. The performance conditions are the issuance of a press release announcing certain top-line results from a clinical trial and the acceptance of an NDA by the FDA for brensocatib. The service condition is continuous employment with the Company through the later of the third anniversary of the grant date of the PSU award and the date an NDA for brensocatib is accepted by the FDA. The potential payout of the awards ranges from 0% to 250% of the target, dependent on a market condition that is based on the Company's total shareholder return compared to a defined peer group. Due to the multiple vesting conditions, uncertain timing and variable payout of these PSUs, a Monte Carlo simulation was performed to determine the fair value of the awards. Compensation cost will be recognized on the date the performance conditions become probable, with an initial recording of the cumulative expense that would have been recognized if the PSU expense had been recognized on a straight-line basis since the date of grant. The remaining unamortized fair value of the awards will then be expensed prospectively on a straight-line basis over the remaining service period. Since the market condition is reflected in the grant-date fair value and is not a condition for the award to vest, it does not impact the requisite service period. The volatility, risk-free interest rate and weighted-average grant date fair value of the PSUs granted are 65.4%, 1.03% and $39.12, respectively. Any forfeitures that occur after compensation cost recognition commences will result in the cumulative reversal of expense in the period in which the forfeiture occurs. As of December 31, 2023, there were 266,550 PSUs outstanding with an unrecognized compensation expense of $10.4 million, which assumes a payout of 100% of the target.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)

The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options, RSUs and ESPP during the years ended December 31, 2023, 2022 and 2021 (in millions):

	Years Ended December 31,
	2023	2022	2021
Research and development expenses	$35.9	$26.4	$17.8
Selling, general and administrative expenses	38.9	31.3	28.2
Total stock-based compensation expense	$74.8	$57.7	$46.0
There was no stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to PSUs during the year ended December 31, 2023, as the performance conditions associated with the PSU awards were not probable as of December 31, 2023.
Employee Stock Purchase Plan - On May 15, 2018, the Company's shareholders approved the Company’s 2018 Employee Stock Purchase Plan (ESPP). As part of the ESPP, eligible employees may acquire an ownership interest in the Company by purchasing common stock, at a discount, through payroll deductions. The ESPP is compensatory under GAAP and the Company recorded stock-based compensation expense of $1.9 million, $1.3 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Income Taxes
The Company recorded a provision (benefit) for income taxes of $2.6 million, $1.4 million and $(1.8) million and the effective rates were approximately 0% for the years ended December 31, 2023, 2022 and 2021. The income tax provision for the years ended December 31, 2023 and December 31, 2022 reflected current income tax expense recorded as a result of the taxable income in certain of the Company's non-US subsidiaries and certain state income taxes. The income tax (benefit) for the year ended December 31, 2021 is primarily due to the partial reversal of a valuation allowance as a result of the Business Acquisition (see Note 18), partially offset by current income tax expense. While the Business Acquisition resulted in a deferred tax liability recorded under ASC 805, an adjustment to the valuation allowance is required as this deferred tax liability provides a future reversal of a taxable temporary difference.
The Company's loss before income taxes in the US and globally was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
US	$(666,181)	$(406,262)	$(348,845)
Foreign	(80,831)	(73,889)	(87,567)
Total	$(747,012)	$(480,151)	$(436,412)
The Company's income tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	378	269	104
Foreign	2,231	1,345	1,585
	2,609	1,614	1,689
Deferred:
Federal	(13)	13	(2,835)
State	(41)	(244)	(612)
Foreign	—	—	—
	(54)	(231)	(3,447)
Total	$2,555	$1,383	$(1,758)
The reconciliation between the federal statutory tax rates and the Company's effective tax rate is as follows:

	Years Ended December 31,
	2023	2022	2021
Statutory federal tax rate	21%	21%	21%
Permanent items	(1)%	—%	(1)%
State income taxes, net of federal benefit	3%	1%	4%
R&D and other tax credits	3%	3%	4%
Foreign income taxes	(1)%	—%	(1)%
Change in valuation allowance	(21)%	(22)%	(27)%
Asset acquisitions (see Note 18)	(3)%	—%	—%
Stock-based compensation	(1)%	(2)%	—%
Other	—%	(1)%	—%
Effective tax rate	—%	—%	—%

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Income Taxes (Continued)
Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities consist of the following:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$563,869	$499,029
General business credits	182,006	157,181
Product license	3,867	4,317
Inventory	2,341	1,470
Lease liabilities	12,000	12,965
Stock-based compensation	27,916	23,724
Capitalized R&D	115,299	56,275
Other	19,286	15,001
Deferred tax assets	926,584	769,962
Valuation allowance	(904,078)	(745,135)
Deferred tax assets, net of valuation allowance	$22,506	$24,827
Deferred tax liabilities:
Intangibles	$(13,006)	$(13,739)
Right-of-use assets	(9,585)	(11,227)
Deferred tax liabilities	$(22,591)	$(24,966)
Net deferred tax liabilities	$(85)	$(139)
The deferred tax assets, net of valuation allowance of $22.5 million and $24.8 million at December 31, 2023 and 2022, respectively, primarily consist of net operating loss and tax credit carryforwards for income tax purposes. As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, our research and development expenditures were capitalized resulting in a deferred tax asset. Due to the Company's history of operating losses, the Company recorded a valuation allowance on its net deferred tax assets by increasing the valuation allowance by $158.9 million and $157.7 million in 2023 and 2022, respectively, as it was more likely than not that such tax benefits will not be realized. A portion of the valuation allowance increase in 2022 is charged to tax expense and the remainder was charged to equity resulting from the adoption of ASU 2020-06, under which the net deferred tax liability associated with the convertible debt is removed through equity.
At December 31, 2023, the Company had federal net operating loss (NOL) carryforwards for income tax purposes of approximately $1.8 billion and federal tax credit carryforwards of $190.2 million. Due to the limitation on NOLs as more fully discussed below, $1.6 billion of the NOLs are available to offset future taxable income, if any. The NOL carryovers and general business tax credits expire in various years beginning in 2024. For state tax purposes, the Company has approximately $1.1 billion of NOLs in various states available to offset against future taxable income and state tax credit carryforwards of $4.7 million, expiring in various years beginning in 2024. The Company has $361.0 million of non-trading loss carryforwards in Ireland and loss carryforwards in the United Kingdom and Switzerland of $21.2 million and $75.8 million, respectively. The loss carryforwards in Ireland and the United Kingdom carry forward indefinitely while the loss carryforward in Switzerland begins to expire in 2030. The Company has disallowed interest expense carryover of $28.3 million which carries forward indefinitely.
The Company completed an Internal Revenue Code Section 382 (Section 382) analysis in order to determine the amount of losses that are currently available for potential offset against future taxable income, if any. It was determined that the utilization of the Company's NOL and general business tax credit carryforwards generated in tax periods up to and including December 2010 were subject to substantial limitations under Section 382 due to ownership changes that occurred at various points from the Company's original organization through December 2010. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of shareholders that own, directly or indirectly, 5% or more of a corporation's stock, in the stock of a corporation by more than 50 percentage points over a testing period (usually 3 years). Since the Company's formation in 1999, it has raised capital through the issuance of common stock on several occasions

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Income Taxes (Continued)
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
The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If such unrecognized tax benefits were realized and not subject to valuation allowances, the Company would recognize a tax benefit of $14.8 million. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	2023	2022
Balance as of January 1,	$11,539	$7,382
Additions related to prior period tax positions	230	1,564
Reductions related to prior period tax positions	—	—
Additions related to current period tax positions	2,984	2,593
Balance as of December 31,	$14,753	$11,539
The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the federal tax returns for the years ended 2020 and later, and is generally open for certain states for the years 2019 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.
The Company's policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. As of December 31, 2023 and 2022, the Company has recorded reserves for unrecognized income tax benefits of $14.8 million and $11.5 million, respectively. As any adjustment to the Company’s uncertain tax positions would not result in a cash tax liability, it has not recorded any accrued interest or penalties related to its uncertain tax positions. If any of these unrecognized tax benefits were released, there would be no impact to the Company's effective tax rate. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. License and Other Agreements
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
AstraZeneca AB—In October 2016, the Company entered into a license agreement (AZ License Agreement) with AstraZeneca, a Swedish corporation. Pursuant to the terms of the AZ License Agreement, AstraZeneca granted the Company exclusive global rights for the purpose of developing and commercializing AZD7986 (renamed brensocatib). In consideration of the licenses and other rights granted by AstraZeneca, the Company made an upfront payment of $30.0 million, which was included as research and development expense in the fourth quarter of 2016. In December 2020, the Company incurred a $12.5 million milestone payment obligation upon the first dosing in a Phase 3 clinical trial of brensocatib. Upon the earlier of Insmed’s notification to AstraZeneca that Insmed intends to file NDA or Insmed releasing an official public statement that it intends to file an NDA, the Company will owe AstraZeneca an additional $12.5 million. Subsequent to this milestone, the Company is also obligated to make a series of additional contingent milestone payments totaling up to an additional $60.0 million upon the achievement of regulatory filing milestones. If the Company elects to develop brensocatib for a second indication, the Company will be obligated to make an additional series of contingent milestone payments to AstraZeneca totaling up to $42.5 million, the first of which occurs at the initiation of a Phase 3 trial in the additional indication. The

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. License and Other Agreements (Continued)
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
Resilience Biotechnologies Inc. (successor to Therapure Biopharma Inc.)—In February 2014, the Company entered into a contract manufacturing agreement with Therapure Biopharma Inc., which was assumed by Resilience for the manufacture of ARIKAYCE, on a non-exclusive basis, at a 200 kg scale. Pursuant to the agreement, the Company and Resilience collaborated to construct a production area for the manufacture of ARIKAYCE in Resilience's existing manufacturing facility in Canada. The agreement has an initial term of five years, which began in October 2018, and will renew automatically for successive periods of two years each, unless terminated by either party by providing the required two years prior written notice to the other party. Notwithstanding the foregoing, the parties have rights and obligations under the agreement prior to the commencement of the initial term. Under the agreement, the Company is obligated to pay a minimum of $6.0 million for commercial ARIKAYCE batches produced and certain manufacturing activities each calendar year.
Cystic Fibrosis Foundation Therapeutics, Inc.—In 2004 and 2009, the Company entered into research funding agreements with CFFT whereby it received $1.7 million and $2.2 million in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the agreements, as amended, the Company owes milestone payments to CFFT of $13.4 million in the aggregate payable through 2025, of which $7.4 million has been paid through December 31, 2023. Furthermore, if certain global sales milestones were met within five years of the commercialization of ARIKAYCE, the Company would have owed up to an additional $3.9 million. The Company met and paid $1.7 million of these additional global sales milestone payments.
16. Commitments and Contingencies
Commitments
In September 2018, the Company entered into a lease for its new corporate headquarters in Bridgewater, New Jersey. The initial lease term commenced in October 2019 and expires in September 2030. In July 2016, the Company signed an operating lease for laboratory space, also located in Bridgewater, for which the initial lease term was extended through December 2026. In July 2023, the Company signed an amendment to expand the laboratory space in Bridgewater until 2027. In January 2022, the Company entered into a lease for research activities in San Diego, California. The lease term commenced in February 2022 and expires in June 2032. In February 2023, the Company signed an agreement to lease warehouse space in San Diego through March 2029. Future minimum rental payments under the Bridgewater leases and San Diego leases are $23.1 million and $23.9 million, respectively.
Rent expense charged to operations was $9.2 million, $8.0 million, and $4.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Rent expense is recorded on a straight-line basis over the term of the applicable leases.
In addition to rent, the Company has several firm purchase commitments, primarily related to the manufacturing of ARIKAYCE and annual minimum royalties on global net sales of ARIKAYCE. Future firm purchase commitments under these agreements, the last of which ends in 2034, total $92.7 million. These amounts do not represent the Company's entire anticipated purchases in the future, but instead represent only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend amounts or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.
Legal Proceedings

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Commitments and Contingencies (continued)
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
17. Retirement Plan
The Company has a 401(k) defined contribution plan for the benefit for all US employees and permits voluntary contributions by employees subject to IRS-imposed limitations. The Company matches 100% of eligible employee contributions on the first 4% of employee compensation (up to the IRS maximum). Employer contributions for the year ended December 31, 2023, 2022 and 2021 were $5.5 million, $4.6 million and $3.0 million, respectively.
18. Acquisitions
Asset Acquisitions
Adrestia Therapeutics Ltd.
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
The Company evaluated the acquisition under ASC 805 and ASU 2017-01 and concluded that substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets and accounted for the transaction as an asset acquisition. The Company determined that the IPR&D acquired did not have any future alternative use and, in accordance with ASC 730, Research and Development, expensed the assets within research and development in the consolidated statement of comprehensive loss as of the date of the acquisition. The Company recognized $76.5 million as IPR&D expense for the year ending December 31, 2023, after adjusting for working capital assumed in connection with the asset acquisition.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. Acquisitions (Continued)
The Company evaluated the acquisition under ASC 805 and ASU 2017-01 and concluded that substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets and accounted for the transaction as an asset acquisition. The Company determined that the assets acquired did not have any future alternative use and, in accordance with ASC 730, Research and Development, expensed the assets within research and development in the consolidated statement of comprehensive loss as of the date of the acquisition. The Company recognized $10.3 million as IPR&D expense for the year ending December 31, 2023.
Business Combination
On August 4, 2021, the Company acquired all of the equity interests of Motus and AlgaeneX, each a privately held, preclinical stage company. In connection with the closing of the Company’s acquisition of Motus, the Company issued an aggregate of 2,889,367 shares of the Company’s common stock, following certain closing-related reductions, to Motus’s former stockholders and option holders and certain individuals who are entitled to receive a portion of the acquisition consideration (collectively, Motus equityholders), subject to certain adjustments. The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date and up to 5,348,572 shares in the aggregate upon the achievement of certain development and regulatory milestone events, and to pay to the Motus equityholders an aggregate of $35 million upon the achievement of certain net sales-based milestones and a portion of the value of a priority review voucher (to the extent issued to the Company), in each case, subject to certain reductions. During August 2022 and August 2023, the Company fulfilled the payments due on the first and second anniversaries of the closing date by issuing 171,427 shares and 177,203 shares of the Company's common stock, after certain reductions.
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
The fair value of the consideration totaled approximately $165.5 million, summarized as follows (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. Acquisitions (Continued)

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