Form 10-Q
period 2024-03-31
INSMED Inc
filed 2024-05-09
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024, there were 148,604,548 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

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

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$595,729	$482,374
Marketable securities	—	298,073
Accounts receivable	37,162	41,189
Inventory	82,957	83,248
Prepaid expenses and other current assets	42,874	24,179
Total current assets	758,722	929,063
Fixed assets, net	68,660	65,384
Finance lease right-of-use assets	20,307	20,985
Operating lease right-of-use assets	17,157	18,017
Intangibles, net	62,441	63,704
Goodwill	136,110	136,110
Other assets	95,698	96,574
Total assets	$1,159,095	$1,329,837
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$189,362	$214,987
Current portion of long-term debt	224,194	—
Finance lease liabilities	2,695	2,610
Operating lease liabilities	4,609	8,032
Total current liabilities	420,860	225,629
Debt, long-term	939,081	1,155,313
Royalty financing agreement	156,967	155,034
Contingent consideration	63,700	84,600
Finance lease liabilities, long-term	26,320	27,026
Operating lease liabilities, long-term	13,809	11,013
Other long-term liabilities	3,166	3,145
Total liabilities	1,623,903	1,661,760
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 148,560,882 and 147,977,960 issued and outstanding shares at March 31, 2024 and December 31, 2023, respectively	1,486	1,480
Additional paid-in capital	3,138,578	3,113,487
Accumulated deficit	(3,603,236)	(3,446,145)
Accumulated other comprehensive loss	(1,636)	(745)
Total shareholders’ deficit	(464,808)	(331,923)
Total liabilities and shareholders’ deficit	$1,159,095	$1,329,837
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023

Product revenues, net	$75,500	$65,214

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	17,457	13,830
Research and development	121,083	127,865
Selling, general and administrative	93,102	79,914
Amortization of intangible assets	1,263	1,263
Change in fair value of deferred and contingent consideration liabilities	(11,900)	(9,500)
Total operating expenses	221,005	213,372

Operating loss	(145,505)	(148,158)

Investment income	8,783	10,524
Interest expense	(21,042)	(20,003)
Change in fair value of interest rate swap	2,362	(1,533)
Other expense, net	(1,100)	(111)
Loss before income taxes	(156,502)	(159,281)

Provision for income taxes	589	483

Net loss	$(157,091)	$(159,764)

Basic and diluted net loss per share	$(1.06)	$(1.17)

Weighted average basic and diluted common shares outstanding	148,456	136,355

Net loss	$(157,091)	$(159,764)
Other comprehensive income (loss):
Foreign currency translation losses	(855)	(171)
Unrealized (loss) gain on marketable securities	(36)	498
Total comprehensive loss	$(157,982)	$(159,437)

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Deficit (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2022	135,654	$1,357	$2,782,416	$(2,696,578)	$756	$87,951
Comprehensive loss:
Net loss				(159,764)		(159,764)
Other comprehensive income					327	327
Exercise of stock options and ESPP shares	82	1	1,138			1,139
Issuance of common stock for vesting of RSUs	193	1				1
Issuance of common stock for asset acquisition	500	5	9,245			9,250
Stock-based compensation expense			16,443			16,443
Balance at March 31, 2023	136,429	$1,364	$2,809,242	$(2,856,342)	$1,083	$(44,653)

Balance at December 31, 2023	147,978	$1,480	$3,113,487	$(3,446,145)	$(745)	$(331,923)
Comprehensive loss:
Net loss				(157,091)		(157,091)
Other comprehensive loss					(891)	(891)
Exercise of stock options and ESPP shares issuance	217	2	4,050			4,052
Net proceeds from issuance of common stock			(409)			(409)
Issuance of common stock for vesting of RSUs	366	4				4
Stock-based compensation expense			21,450			21,450
Balance at March 31, 2024	148,561	$1,486	$3,138,578	$(3,603,236)	$(1,636)	$(464,808)
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(157,091)	$(159,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,588	1,248
Amortization of intangible assets	1,263	1,263
Stock-based compensation expense	21,450	16,443
Amortization of debt issuance costs	1,851	1,724
Paid-in-kind interest capitalized	6,242	5,456
Royalty financing non-cash interest expense	4,822	2,615
Accretion of discount on marketable securities, net	(1,963)	—
Finance lease amortization expense	678	678
Non-cash operating lease expense	6,516	2,491
Change in fair value of deferred and contingent consideration liabilities	(11,900)	(9,500)
Change in fair value of interest rate swap	(2,362)	1,533
Vertuis acquisition	—	10,250
Changes in operating assets and liabilities:
Accounts receivable	2,955	(860)
Inventory	(598)	(1,187)
Prepaid expenses and other current assets	(19,330)	(3,199)
Other assets	333	(5,231)
Accounts payable and accrued liabilities	(32,345)	(8,841)
Other liabilities	(6,144)	(1,422)
Net cash used in operating activities	(184,035)	(146,303)
Investing activities
Purchase of fixed assets	(4,679)	(3,398)
Maturities of marketable securities	300,000	45,000
Net cash provided by investing activities	295,321	41,602
Financing activities
Proceeds from exercise of stock options and ESPP	4,052	1,139
Payments of equity issuance costs	(409)	—
Payments of finance lease principal	(621)	(320)
Payment of debt issuance costs	—	(1,218)
Net cash provided by (used in) financing activities	3,022	(399)
Effect of exchange rates on cash and cash equivalents	(953)	(29)
Net increase (decrease) in cash and cash equivalents	113,355	(105,129)
Cash and cash equivalents at beginning of period	482,374	1,074,036
Cash and cash equivalents at end of period	$595,729	$968,907
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,210	$11,589
Cash paid for income taxes	$1,208	$1,004

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation
Insmed is a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. The Company's first commercial product, ARIKAYCE, is approved in the United States (US) as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590 mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the European Commission (EC) approved ARIKAYCE for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis (CF). In March 2021, Japan's Ministry of Health, Labour and Welfare (MHLW) approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal.
The Company's pipeline includes clinical-stage programs, brensocatib and treprostinil palmitil inhalation powder (TPIP), as well as other early-stage research programs. Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), which the Company is developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases, including chronic rhinosinusitis without nasal polyps (CRSsNP). TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary hypertension associated with interstitial lung disease (PH-ILD) and pulmonary arterial hypertension (PAH). The Company's early-stage research programs encompass a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, RNA-end joining, and synthetic rescue.
The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Bridgewater, New Jersey. The Company has legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the United Kingdom (UK), and Japan.
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the US (GAAP) for complete consolidated financial statements are not included herein. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Any references in these notes to applicable accounting guidance are meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB).
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
     The Company had $595.7 million in cash and cash equivalents as of March 31, 2024 and reported a net loss of $157.1 million for the three months ended March 31, 2024. The Company has funded its operations through public offerings of equity securities, debt financings and revenue interest financings. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP and its other pipeline programs, continuing commercialization and regulatory activities for ARIKAYCE and pre-commercial, regulatory and, if approved, commercialization activities for brensocatib, and funding other general and administrative activities.
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
1. The Company and Basis of Presentation (Continued)

conditions. If the Company is unable to obtain sufficient additional funds when required, the Company may be forced to delay, restrict or eliminate all or a portion of its development programs or commercialization efforts.
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
2. Summary of Significant Accounting Policies
The Company’s complete listing of significant accounting policies is set forth in Note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Selected significant accounting policies are discussed in detail below.
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
Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash equivalents with high credit-quality financial institutions and may invest its investments in US treasury securities, mutual funds and government agency bonds. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity.
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for uncollectible trade receivables. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the three months ended March 31, 2024 and their respective percentages for the three months ended March 31, 2023.

	Three Months Ended March 31,
	2024	2023
Customer A	35%	36%
Customer B	34%	36%
Customer C	16%	17%
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
Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable, unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired. None of the Company's contingent consideration met the definition of a derivative as of March 31, 2024. Upon recognition of a contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.
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
Goodwill—Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As of March 31, 2024 and December 31, 2023, the Company continues to operate as one reporting unit. The Company will perform its next annual impairment testing for goodwill as of October 1, 2024. See Note 6 - Intangibles, Net and Goodwill for further details.
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
Foreign Currency—The Company has operations in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the UK, and Japan. The results of the Company's non-US dollar based functional currency operations are translated to US dollars at the average exchange rates during the period. Assets and liabilities are translated at the exchange rate prevailing at the balance sheet date. Equity is translated at the prevailing exchange rate at the date of the equity transaction. Translation adjustments are included in total shareholders' deficit, as a component of accumulated other comprehensive loss.
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
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to royalty expenses. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Inventory used for clinical development purposes is expensed to R&D expense when consumed.
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
The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

Numerator:
Net loss	$(157,091)	$(159,764)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	148,456	136,355
Effect of dilutive securities:
Common stock options	—	—
RS and RSUs	—	—
PSUs	—	—
Convertible debt securities	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	148,456	136,355
Net loss per share:
Basic and diluted	$(1.06)	$(1.17)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of March 31, 2024 and 2023, respectively, as their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2024	2023
Common stock options	24,098	19,156
Unvested RS and RSUs	3,059	2,058
PSUs	666	671
Convertible debt securities	23,438	23,438
Recent Accounting Pronouncements (Not Yet Adopted)—In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures, in order to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater disaggregation of income tax disclosures related to the income tax rate

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 2. Summary of Significant Accounting Policies (Continued)
reconciliation and income taxes paid. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adoption of ASU 2023-09 on its consolidated financial statements.
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
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of March 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$595.7	$595.7	$—	$—
Collateral for interest rate swap	$6.0	$6.0	$—	$—
Liabilities
Interest rate swap	$(1.2)	$—	$(1.2)	$—
Deferred consideration	$5.0	$—	$5.0	$—
Contingent consideration	$73.4	$—	$—	$73.4

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
During the three months ended March 31, 2024, $300.0 million of marketable securities, consisting of US Treasury Notes, matured.
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. The collateral for interest rate swap and the interest rate swap are recorded in other assets and accounts payable and accrued liabilities, respectively, in the consolidated balance sheet as of March 31, 2024 and December 31, 2023. The collateral for interest rate swap is cash, a Level 1 asset. The interest rate swap is a Level 2 liability as it uses observable inputs other than quoted market prices in an active market. There were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2024.
As of March 31, 2024, the Company held no available-for-sale securities. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets.
The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) failure of the issuer to make scheduled interest or principal payments; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the three months ended March 31, 2024.
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
The deferred consideration has been classified as a Level 2 recurring liability as its valuation utilizes an input, the Insmed share price, which is a directly observable input at the measurement date and for the duration of the liabilities' anticipated lives. Deferred consideration expected to be settled within twelve months or less is classified as a current liability within accounts payable and accrued liabilities. As of March 31, 2024, the fair value of deferred consideration included in accounts payable and accrued liabilities was $5.0 million.
The following observable input was used in the valuation of the deferred consideration as of March 31, 2024:

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)

	Fair Value as of March 31, 2024 (in millions)	Observable Input	Input Value
Deferred consideration	$5.0	Insmed share price as of March 31, 2024	$27.13
Contingent Consideration
The contingent consideration liabilities arose from the Business Acquisition in August 2021 (see Note 16 - Acquisitions). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher milestone and net sales milestones. Upon the achievement of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 5,348,572 shares in the aggregate and AlgaeneX equityholders up to 368,867 shares in the aggregate. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. At March 31, 2024, the weighted average probability of success was 42%. The development and regulatory milestones will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation.
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
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of March 31, 2024, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.
The contingent consideration liabilities have been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the inputs to the valuation approach, the estimated fair value could be significantly different than the fair value the Company determined. Contingent consideration expected to be settled within twelve months or less is classified as a current liability within accounts payable and accrued liabilities. Contingent consideration expected to be settled in more than twelve months is classified as a non-current liability. As of March 31, 2024, the fair value of the current and non-current contingent consideration was $9.7 million and $63.7 million, respectively.
A valuation of the contingent consideration liabilities is performed quarterly with gains and losses included within change in fair value of contingent consideration liabilities in the consolidated statements of comprehensive loss. The following significant unobservable inputs were used in the valuation of the development and regulatory milestones and the priority review voucher milestone as of March 31, 2024:

	Fair Value as of March 31, 2024 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$65.5	Probability-adjusted	Probabilities of success	14% - 97%
Priority review voucher milestone	$5.1	Probability-adjusted discounted cash flow	Probability of success	16.4%
			Discount rate	15.7%
The following table is a summary of the changes in the fair value of the Company's valuations for the deferred and contingent consideration liabilities for the three months ended March 31, 2024 and 2023 (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)

	Deferred Consideration (Level 2 Liabilities)	Contingent Consideration (Level 3 Liabilities)
Balance as of December 31, 2022	$7,400	$58,100
Additions	—	—
Change in Fair Value	(1,200)	(8,300)
Payments	—	—
Balance as of March 31, 2023	$6,200	$49,800

Balance as of December 31, 2023	$5,700	$84,600
Additions	—	—
Change in Fair Value	(700)	(11,200)
Payments	—	—
Balance as of March 31, 2024	$5,000	$73,400
Convertible Notes
The fair value of the convertible notes, which differs from their carrying value, is influenced by interest rates, the Company's stock price and stock price volatility (collectively, the Current Market Factors), and is determined by prices for the convertible notes observed in market trading which are Level 2 inputs.
The estimated fair value of the Company's 0.75% convertible senior notes due 2028 (the 2028 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of March 31, 2024 was $620.1 million, determined using Current Market Factors and the ability of the Company to obtain debt on comparable terms to the 2028 Convertible Notes.
The estimated fair value of the Company's 1.75% convertible senior notes due 2025 (the 2025 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of March 31, 2024 was $238.7 million, determined using Current Market Factors, and the ability of the Company to obtain debt on comparable terms to the 2025 Convertible Notes. See Note 10 - Debt for further details on the Company's convertible notes.
Synthetic Royalty Financing Agreement
In October 2022, the Company entered into a revenue interest purchase agreement (the Royalty Financing Agreement) with OrbiMed Royalty & Credit Opportunities IV, LP (OrbiMed). Under the Royalty Financing Agreement, OrbiMed paid the Company $150 million in exchange for the right to receive, on a quarterly basis, royalties in an amount equal to 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% of ARIKAYCE global net sales on or after September 1, 2025, as well as 0.75% of brensocatib global net sales, if approved (the Revenue Interest Payments). In the event that OrbiMed has not received aggregate Revenue Interest Payments of at least $150 million on or prior to March 31, 2028, the Company must make a one-time payment to OrbiMed for the difference between the $150 million and the aggregated Revenue Interest Payments that have been paid. In addition, the royalty rate for ARIKAYCE will be increased beginning March 31, 2028 to the rate which would have resulted in aggregate Revenue Interest Payments as of March 31, 2028 equaling $150 million. The total Revenue Interest Payments payable by the Company to OrbiMed are capped at 1.8x of the purchase price or up to a maximum of 1.9x of the purchase price under certain conditions.
The fair value of the Royalty Financing Agreement at the time of the transaction was based on the Company’s estimates of future royalties expected to be paid to OrbiMed over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. This liability is being amortized using the effective interest method over the life of the arrangement, in accordance with ASC 470, Debt and ASC 835, Interest. The Company will utilize the prospective method to account for subsequent changes in the estimated future payments to be made to OrbiMed and will update the effective interest rate on a quarterly basis. For more information, see Note 11 - Royalty Financing Agreement.
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
The following table presents a geographic summary of the Company's product revenues, net, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
US	$56,349	$49,067
Japan	14,891	13,156
Europe and rest of world	4,260	2,991
Total product revenues, net	$75,500	$65,214
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
5. Inventory
The Company's inventory balance consists of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Raw materials	$21,943	$24,562
Work-in-process	29,359	33,480
Finished goods	31,655	25,206
	$82,957	$83,248
Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company has not recorded any significant inventory write-downs. The Company currently uses a limited number of third-party contract manufacturing organizations (CMOs) to produce its inventory.
6. Intangibles, Net and Goodwill
 Intangibles, Net
Finite-lived Intangible Assets
As of March 31, 2024, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D and the milestones paid to PARI for the license to use the Lamira® Nebulizer System (Lamira) for the delivery of ARIKAYCE to patients as a result of the US Food and Drug Administration (FDA) and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestone-related intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of these assets during each of the next five years is estimated to be approximately $5.1 million per year.
Indefinite-lived Intangible Assets
As of March 31, 2024, the Company's indefinite-lived intangible assets consisted of acquired IPR&D from the Business Acquisition (see Note 16 - Acquisitions). Indefinite-lived intangible assets are not amortized.
A rollforward of the Company's intangible assets for the three months ended March 31, 2024 and March 31, 2023 is as follows (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Intangibles, Net and Goodwill (Continued)

Intangible Asset	December 31, 2023	Additions	Amortization	March 31, 2024
Acquired ARIKAYCE R&D	$32,738	$—	$(1,212)	$31,526
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,366	—	(51)	1,315
	$63,704	$—	$(1,263)	$62,441

Intangible Asset	December 31, 2022	Additions	Amortization	March 31, 2023
Acquired ARIKAYCE R&D	$37,588	$—	$(1,212)	$36,376
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,568	—	(51)	1,517
	$68,756	$—	$(1,263)	$67,493
Goodwill
The Company's goodwill balance of $136.1 million as of March 31, 2024 and December 31, 2023, resulted from the August 2021 Business Acquisition. See Note 16 - Acquisitions for further details.
7. Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)	As of
Asset Description		March 31, 2024	December 31, 2023
Lab equipment	7	$23,468	$22,660
Furniture and fixtures	7	6,428	6,428
Computer hardware and software	3-5	6,106	6,001
Office equipment	7	89	89
Manufacturing equipment	7	1,336	1,336
Leasehold improvements	2-10	37,968	38,049
Construction in progress	—	39,238	35,449
		114,633	110,012
Less: accumulated depreciation		(45,973)	(44,628)
		$68,660	$65,384

8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Accounts Payable and Accrued Liabilities (Continued)

	As of
	March 31, 2024	December 31, 2023
Accounts payable and other accrued operating expenses	$44,018	$65,393
Accrued clinical trial expenses	23,754	23,711
Accrued professional fees	16,728	13,885
Accrued technical operation expenses	10,293	9,187
Accrued compensation and employee related costs	23,803	48,933
Accrued royalty and milestones payable	6,514	5,674
Accrued interest payable	2,269	2,175
Revenue Interest Payments payable	3,020	3,347
Accrued sales allowances and related costs	17,159	10,937
Accrued France ATU reimbursement payable	15,896	14,685
Deferred and contingent consideration	15,700	6,700
Other accrued liabilities	10,208	10,360
	$189,362	$214,987
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
The Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $4.9 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.
The table below summarizes the supplemental non-cash disclosures of the Company's leases included in its consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2024	2023
Finance right-of-use assets obtained in exchange for lease obligations	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$5,656	$1,751

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Leases (Continued)
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $52.0 million and $49.1 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.
10. Debt
Current portion of long-term debt and debt, long-term consists of the following commitments as of March 31, 2024 and December 31, 2023 (in thousands):

	As of
	March 31, 2024	December 31, 2023
Convertible notes	$789,731	$788,909
Term Loan	373,544	366,404
Less: current portion of convertible notes	(224,194)	—
Debt, long-term	$939,081	$1,155,313
Convertible Notes
In May 2021, the Company completed an underwritten public offering of $575.0 million aggregate principal amount of the 2028 Convertible Notes, including the exercise in full of the underwriters' option to purchase an additional $75.0 million in aggregate principal amount of 2028 Convertible Notes. The Company's net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $15.7 million, were approximately $559.3 million. The 2028 Convertible Notes bear interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2028 Convertible Notes mature on June 1, 2028, unless earlier converted, redeemed, or repurchased.
In January 2018, the Company completed an underwritten public offering of $450.0 million aggregate principal amount of the 2025 Convertible Notes, including the exercise in full of the underwriters' option to purchase an additional $50.0 million in aggregate principal amount of 2025 Convertible Notes. The Company's net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were approximately $435.8 million. The 2025 Convertible Notes bear interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The 2025 Convertible Notes mature on January 15, 2025, unless earlier converted, redeemed, or repurchased.
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
Each series of convertible notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in both series of convertible notes are not required to be separately accounted for as a derivative. However, since the convertible notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate each series of convertible notes into liability and equity components. The carrying amount of the liability component of each series of convertible notes as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option for each series of convertible notes was determined by deducting the fair value of the liability component from the gross proceeds of the applicable convertible notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the 2025 Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6% and, accordingly, the residual equity component on the date of issuance was $140.9 million. The fair value of the liability component of the 2028 Convertible Notes on the date of issuance was estimated at $371.6 million using an effective interest rate of 7.1% and, accordingly, the residual equity component on the date of issuance was $203.4 million. The respective discounts were amortized to interest expense over the term of the applicable series of convertible notes through December 31, 2022, prior to the adoption of ASU 2020-06. The 2025 Convertible Notes and 2028 Convertible Notes have remaining terms of approximately 0.78 years and 4.17 years, respectively.
The $565.5 million carrying value of the 2028 Convertible Notes as of March 31, 2024 excludes $9.5 million of unamortized debt issuance costs. The $224.2 million carrying value of the 2025 Convertible Notes as of March 31, 2024 excludes $0.8 million of unamortized debt issuance costs. The 2028 Convertible Notes and 2025 Convertible Notes are long-term and current liabilities, respectively, as of March 31, 2024. The following table presents the carrying value of the

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
Company's convertible notes balance (in thousands):

	As of
	March 31, 2024	December 31, 2023
Face value of outstanding convertible notes	$800,000	800,000
Debt issuance costs	(10,269)	(11,091)
Less: current convertible notes	(224,194)	—
Total long-term convertible notes	$565,537	$788,909
Secured Senior Term Loan
In October 2022, the Company entered into a $350 million senior secured term loan agreement with Pharmakon Advisors LP (Pharmakon), manager of the BioPharma Credit funds (the Term Loan). The Term Loan matures on October 19, 2027 and bears interest at a rate based upon the secured overnight financing rate (SOFR), subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. Up to 50% of the interest payable during the first 24 months from the closing of the Term Loan may be paid-in-kind at the Company's election. If elected, paid-in-kind interest will be capitalized and added to the principal amount of the Term Loan. The Term Loan, including the paid-in-kind interest, will be repaid in eight equal quarterly payments starting in the 13th quarter following the closing of the Term Loan (i.e., the quarter ending March 31, 2026), except that the repayment start date may be extended at the Company's option for an additional four quarters, so that repayments start in the 17th quarter following the closing of the Term Loan, subject to the achievement of specified ARIKAYCE data thresholds and certain other conditions. During the three months ended March 31, 2024, paid-in-kind interest capitalized was $6.2 million. Net proceeds from the Term Loan, after deducting the lenders' fees and deal expenses of $15.2 million, were $334.8 million.
The following table presents the carrying value of the Company’s Term Loan balance as of March 31, 2024 (in thousands):

	As of
	March 31, 2024	December 31, 2023
Original Term Loan balance	$350,000	$350,000
Paid-in-kind interest capitalized	33,779	27,537
Term Loan issuance costs, unamortized	(10,235)	(11,133)
Term Loan	$373,544	$366,404
As of March 31, 2024, future principal repayments of debt for each of the years through maturity were as follows (in thousands):

Year Ending December 31:
2024	$—
2025	225,000
2026	191,890
2027	191,889
2028	575,000
2029 and thereafter	—
$1,183,779

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
Interest Expense
Interest expense related to debt and finance leases for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Convertible debt contractual interest expense	$2,063	$2,063
Term Loan contractual interest expense	12,483	10,911
Royalty Financing Agreement interest expense	4,822	4,764
Amortization of debt issuance costs	1,851	1,724
Swap interest income	(754)	(73)
Total debt interest expense	20,465	19,389
Finance lease interest expense	577	614
Total interest expense	$21,042	$20,003
11. Royalty Financing Agreement
In October 2022, the Company entered into the Royalty Financing Agreement with OrbiMed. Under the Royalty Financing Agreement, OrbiMed paid the Company $150 million in exchange for the right to receive, on a quarterly basis, royalties in an amount equal to 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% of ARIKAYCE global net sales on or after September 1, 2025, as well as 0.75% of brensocatib global net sales, if approved. In the event that OrbiMed has not received aggregate Revenue Interest Payments of at least $150 million on or prior to March 31, 2028, the Company must make a one-time payment to OrbiMed for the difference between the $150 million and the aggregated Revenue Interest Payments that have been paid. In addition, the royalty rate for ARIKAYCE will be increased beginning March 31, 2028 to the rate which would have resulted in aggregate Revenue Interest Payments as of March 31, 2028 equaling $150 million. The total Revenue Interest Payments payable by the Company to OrbiMed are capped at 1.8x of the purchase price or up to a maximum of 1.9x of the purchase price under certain conditions. Net proceeds from the Royalty Financing Agreement, after deducting the lenders' fees and deal expenses of $3.8 million were, $146.2 million.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Royalty Financing Agreement (Continued)
The following table shows the activity within the liability account for the three-month period ended March 31, 2024 and year ended December 31, 2023 (in thousands):

	Three Months Ended March 31, 2024	Twelve Months Ended December 31, 2023
Royalty financing agreement liability - beginning balance	$158,162	$151,538
Revenue Interest Payments paid and payable	(3,020)	(12,222)
Interest expense recognized	4,822	18,846
Royalty financing agreement liability - ending balance	$159,964	$158,162
Royalty financing issuance costs:
Royalty issuance costs, unamortized - beginning balance	$(3,128)	$(3,523)
Amortization of issuance costs	131	521
Other	—	(126)
Deferred issuance costs, unamortized - ending balance	$(2,997)	$(3,128)
Royalty Financing Agreement	$156,967	$155,034

The Revenue Interest Payments payable in connection with the royalty financing agreement were $3.0 million and $3.3 million as of March 31, 2024 and December 31, 2023, respectively, which were recorded within accounts payable and accrued expenses on the consolidated balance sheet. Non-cash interest expense is recorded within interest expense in the consolidated statements of comprehensive loss.
12. Shareholders' Equity
Common Stock—As of March 31, 2024, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 148,560,882 shares of common stock issued and outstanding. In addition, as of March 31, 2024, the Company had reserved 24,098,410 shares of common stock for issuance upon the exercise of outstanding stock options, 3,058,943 shares of common stock for issuance upon the vesting of RSUs and 666,382 shares for issuance upon the vesting of PSUs. The Company has also reserved 23,438,430 shares of common stock in the aggregate for issuance upon conversion of the 2025 Convertible Notes and 2028 Convertible Notes, subject to adjustment in accordance with the applicable indentures. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions. The shares of the Company’s common stock reserved in connection with the Motus acquisition were partly issued as acquisition consideration at closing and on the first and second anniversaries of the closing date of the acquisition, and will also be issued upon the third anniversary of the closing date of the acquisition and upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions.
Of the 9,406,112 shares reserved, subject to certain closing-related reductions, the Company issued 2,889,367 shares of the Company's common stock in connection with the Business Acquisition (see Note 16 - Acquisitions) in the third quarter of 2021, after certain closing-related deductions. In the third quarter of 2022, the Company issued 171,427 shares of the Company's common stock to fulfill the payment required to Motus equityholders on the first anniversary of the Business Acquisition. In the third quarter of 2023, the Company issued 177,203 shares of the Company's common stock to fulfill the payment required to Motus equityholders on the second anniversary of the Business Acquisition.
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
In the first quarter of 2021, the Company entered into a sales agreement with SVB Leerink LLC (now known as Leerink Partners LLC) (Leerink), to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an “at the market” equity offering program (the ATM program), under which Leerink acted as sales agent. In 2023, the Company issued and sold an aggregate of 6,503,041 shares of common stock through the ATM program at a weighted-average public offering price of $24.12 per share and received net proceeds of $152.2 million. In the first quarter of 2024, the Company entered into a new sales agreement with Leerink to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $500.0 million, from time to time, through a new “at the market” equity offering program (the new ATM program), under which Leerink acts as sales agent. In connection with entering into the new ATM program, the Company terminated the ATM program. The Company has not issued any shares under the new ATM program.
Preferred Stock—As of March 31, 2024, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.
13. Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated Amended and Restated 2019 Incentive Plan (the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders on May 11, 2023. The 2019 Incentive Plan replaced the Insmed Incorporated 2019 Incentive Plan. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. The Company has submitted a proposal to its shareholders to approve an amendment to the 2019 Incentive Plan at the 2024 Annual Meeting of Shareholders (Amendment No.1). Amendment No.1, if approved, will provide for the issuance of an additional 3,000,000 shares under the 2019 Incentive Plan. As of March 31, 2024, 4,705,225 shares remain available for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the three months ended March 31, 2024, the Company granted inducement stock options covering 358,140 shares of the Company's common stock to new employees.
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
Stock Options—As of March 31, 2024, there was $148.0 million of unrecognized compensation expense related to unvested stock options. As of March 31, 2024, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria.
Restricted Stock Units—As of March 31, 2024, there was $55.8 million of unrecognized compensation expense related to unvested RSU awards.
Performance Stock Units—As of March 31, 2024, there were 266,550 unvested PSUs outstanding with an unrecognized compensation expense of $10.4 million, which assumes a payout at 100% of the target.
The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options, RSUs and the ESPP during the three months ended March 31, 2024 and 2023, respectively (in millions):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)

	Three Months Ended March 31,
	2024	2023
Research and development	$10.4	$7.9
Selling, general and administrative	11.1	8.5
Total	$21.5	$16.4
There was no stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to PSUs during the three months ended March 31, 2024 or March 31, 2023, as the performance conditions associated with the PSU awards were not probable as of either date.
14. Income Taxes
The Company recorded a provision for income taxes of $0.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. The provisions recorded for the three months ended March 31, 2024 and 2023 are primarily a result of certain of the Company's international subsidiaries, which had taxable income during the periods. Additionally, the Company is impacted by certain state taxes which effectively impose income tax on modified gross revenues. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.
The Company is subject to US federal, state and international income taxes and the statute of limitations for tax audit is open for the Company’s federal tax returns for the years ended 2020 and later, generally open for certain states for the years 2019 and later, and generally open for international jurisdictions for the years 2018 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of March 31, 2024 and December 31, 2023, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of March 31, 2024 and December 31, 2023 or the consolidated statements of comprehensive loss for the three months ended March 31, 2024 and 2023. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.
15. Commitments and Contingencies
Rent expense charged to operations was $3.1 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.
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
The shares of the Company’s common stock issued to the Adrestia shareholders were issued pursuant to Section 4(a)(2) of the Securities Act of 1933 (and, with respect to certain Adrestia shareholders, in reliance on Regulation S

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Acquisitions (Continued)
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
                  Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
•failure to continue to successfully commercialize ARIKAYCE, our only approved product, in the US, Europe or Japan (amikacin liposome inhalation suspension, Liposomal 590 mg Nebuliser Dispersion, and amikacin sulfate inhalation drug product, respectively), or to maintain US, European or Japanese approval for ARIKAYCE;
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
•inability of us, PARI Pharma GmbH (PARI) or our other third-party manufacturers to comply with regulatory requirements related to ARIKAYCE or Lamira;
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
•the risks and uncertainties associated with, and the perceived benefits of, our secured senior loan with certain funds managed by Pharmakon and our royalty financing with OrbiMed, including our ability to maintain compliance with the covenants in the agreements for the senior secured loan and royalty financing and the impact of the restrictions on our operations under these agreements;
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
•failure to successfully conduct future clinical trials for ARIKAYCE, brensocatib, TPIP and our other product candidates and our potential inability to enroll or retain sufficient patients to conduct and complete the trials or generate data necessary for regulatory approval of our product candidates or to permit the use of ARIKAYCE in the broader population of patients with MAC lung disease, among other things;
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
•changes in laws and regulations applicable to our business, including any pricing reform and laws that impact our ability to utilize certain third parties in the research, development or manufacture of our product candidates, and failure to comply with such laws and regulations;
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
We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statement is based on information current as of the date of this Quarterly Report on Form 10-Q and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023.
OVERVIEW
      We are a global biopharmaceutical company on a mission to transform the lives of patients with serious and rare diseases. Our first commercial product, ARIKAYCE, is approved in the US as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590 mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the EC approved ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. In March 2021, Japan's MHLW approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which we refer to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal.
Our pipeline includes clinical-stage programs, brensocatib and TPIP, as well as other early-stage research programs. Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which we are developing for the treatment of patients with bronchiectasis, and other neutrophil-mediated diseases, including CRSsNP. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PH-ILD and PAH. Our early-stage research programs encompass a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, protein manufacturing, RNA-end joining, and synthetic rescue.
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
•In December 2023, we received written feedback from the FDA on the PRO data produced in the ARISE study. We are scheduled to meet with the FDA in late June to gain additional insights and guidance, from which we will finalize our statistical plans for the ENCORE study, including an updated enrollment target for the study.
•In January 2024, we announced that we met our original enrollment target of 250 patients in the ENCORE trial. Enrollment in the study remains ongoing as we await feedback from the FDA on the finalization of our statistical plan. We anticipate reporting topline data from ENCORE in 2025.
Brensocatib
•In the first quarter of 2023, we completed enrollment of adult patients in the Phase 3 ASPEN trial of patients with bronchiectasis, and we anticipate sharing topline data in the latter half of the second quarter of 2024.
•We plan to explore the potential of brensocatib in additional neutrophil-mediated diseases. The Phase 2b BiRCh trial of brensocatib in patients with CRSsNP is underway.
•We are advancing commercial readiness activities in preparation for a launch of brensocatib for patients with bronchiectasis, if approved. If successful, we anticipate a launch in the US in mid-2025, followed by launches in Europe and Japan in the first half of 2026.
•We expect to initiate a Phase 2 study of brensocatib in patients with hidradenitis suppurativa (HS) in the second half of 2024, pending positive results from the ASPEN study.
TPIP
•In May 2024, we reported topline safety data and certain exploratory efficacy endpoints from the Phase 2 study of TPIP in patients with PH-ILD. Based on these Phase 2 results in PH-ILD, we are advancing toward discussions with global regulatory authorities on the design of a Phase 3 study in PH-ILD, which we anticipate initiating in 2025.
•Enrollment in the Phase 2 study of TPIP in PAH remains ongoing. We anticipate topline results in 2025.
Early-Stage Research

•We continue to progress our early-stage research programs across a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
To complement our internal research and development, we also actively evaluate in-licensing and acquisition opportunities for products, product candidates and technologies, including those that address serious and rare diseases with significant unmet need.
Our Strategy
Our strategy focuses on the needs of patients with serious and rare diseases. Our first product, ARIKAYCE, is approved in the US as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590 mg (amikacin sulfate inhalation drug product). We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with refractory MAC. Our product candidates are brensocatib, our Phase 3 product candidate that we are developing for patients with bronchiectasis and other neutrophil-mediated diseases, and TPIP, our Phase 2 product candidate that may offer a differentiated product profile for patients with PH-ILD and PAH. We are also advancing our early-stage research programs encompassing a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, protein manufacturing, RNA-end joining, and synthetic rescue.
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
As a condition of accelerated approval, we must conduct a post-marketing confirmatory clinical trial. In December 2020, we commenced the post-marketing confirmatory clinical trial program for ARIKAYCE in patients with MAC lung disease consisting of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed or recurrent MAC lung infection who have not started antibiotics using the PRO tool validated in the ARISE trial. In September 2023, we announced positive topline results from the ARISE trial. The study met its primary objective of demonstrating that the QOL-B respiratory domain works effectively as a PRO tool in patients with MAC lung disease. Based on these results, we have proposed to the FDA that the change of the respiratory score derived from the QOL-B respiratory domain PRO be the primary endpoint for the ENCORE study. In January 2024, we reached our original target enrollment of 250 patients in the ENCORE trial in patients with newly diagnosed or recurrent nontuberculous mycobacterial lung infection caused by MAC who had not started antibiotics. Enrollment in the study remains ongoing. We received written feedback from the FDA on the patient-reported outcome data produced in the Phase 3 ARISE study in December 2023. We are scheduled to meet with the FDA in late June to gain additional insights and guidance, from which we will finalize our statistical plans for the Phase 3 ENCORE study, including an updated enrollment target for the study.
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
Based on the results of ARISE, we plan to explore accelerating the filing for approval of ARIKAYCE in newly infected patients with MAC lung disease with the FDA. Consistent with our expectations, the PMDA in Japan recently confirmed that it would not consider a label expansion for ARIKAYCE based on data from the ARISE study alone.
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
The ENCORE trial is a randomized, double-blind, placebo-controlled Phase 3b study to evaluate the efficacy and safety of an ARIKAYCE-based regimen in patients with newly diagnosed or recurrent MAC infection who have not started antibiotics. Patients are randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for 12 months. Patients will then discontinue all study treatments and remain in the trial for three months for the assessment of durability of culture conversion. The primary endpoint is change from baseline to Month 13 in respiratory symptom score. The key secondary endpoint is the proportion of subjects achieving durable culture conversion at Month 15. In January 2024, we completed our original target enrollment of 250 patients in the ENCORE trial. Enrollment is ongoing, and we anticipate reporting topline data from ENCORE in 2025.
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
Based on the positive results of the WILLOW study discussed below, in December 2020 we commenced our Phase 3 trial, ASPEN, which will investigate brensocatib in bronchiectasis. ASPEN is a global, randomized, double-blind, placebo-controlled Phase 3 study to assess the efficacy, safety, and tolerability of brensocatib in adult patients with bronchiectasis. Patients with bronchiectasis due to CF were not enrolled in the study. Patients will be randomized to receive brensocatib 10 mg, brensocatib 25 mg, or placebo once daily for 52 weeks. The primary endpoint is the rate of pulmonary exacerbations over the 52-week treatment period. Secondary endpoints include time to first pulmonary exacerbation, percentage of subjects who remain pulmonary exacerbation-free, change from baseline in post-bronchodilator FEV1, rate of severe pulmonary exacerbations, change from baseline in the Bronchiectasis QOL-B Respiratory Symptoms Domain Score, and incidence and severity of TEAEs. This study completed enrollment of adult patients in the first quarter of 2023. The study included approximately 460 sites in nearly 40 countries and enrolled 1,682 evaluable adult patients. We anticipate sharing topline data in the latter half of the second quarter of 2024.
In March 2020, AstraZeneca exercised its first option pursuant to our October 2016 license agreement under which AstraZeneca can advance clinical development of brensocatib in the indications of chronic obstructive pulmonary disease (COPD) or asthma. Under the terms of the agreement, upon exercise of this option, AstraZeneca is solely responsible for all aspects of the development of brensocatib up to and including Phase 2b clinical trials in COPD or asthma. In March 2024, AstraZeneca exercised its second and final option, under the agreement, to further develop brensocatib beyond Phase 2b clinical trials and, if approved, commercialize brensocatib in the indications of COPD or asthma, upon reaching agreement after good faith negotiations resulting in terms, including financial terms, satisfactory to us and to AstraZeneca for such further development and commercialization. We and AstraZeneca each retain all discretion to determine, among other things, whether any proposed terms are acceptable to such party. We retain full development and commercialization rights for brensocatib in all other indications and in all geographies.
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
In October 2021, the EMA’s Paediatric Committee approved the brensocatib Pediatric Investigational Plan for the treatment of patients with NCFBE. As a result, the ASPEN trial includes 41 adolescent patients between ages 12 to 17, which will fulfill the pediatric study requirements to support marketing applications in this patient population in the US, Europe and Japan.
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
We also plan to explore the potential of brensocatib in additional neutrophil-mediated diseases, including CRSsNP. CRSsNP currently has one approved pharmacological therapy (corticosteriod nasal spray); however, many patients do not respond to corticosteroids or endoscopic sinus surgery. The Phase 2b BiRCh trial of brensocatib in patients with CRSsNP is underway.
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
In May 2024, we reported topline safety data and certain exploratory efficacy endpoints from the Phase 2 study of TPIP in patients with PH-ILD. Based on these Phase 2 results in PH-ILD, we are advancing toward discussions with global regulatory authorities on the design of a Phase 3 study in PH-ILD, which we anticipate initiating in 2025. We also have an ongoing Phase 2 study designed to investigate the effect of TPIP in patients with PAH. Enrollment in the Phase 2 study of TPIP in PAH remains ongoing and we anticipate topline results in 2025.
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
We continue to progress our early-stage research programs across a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
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
Cost of Product Revenues (Excluding Amortization of Intangible Assets)
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to royalty expenses. We began capitalizing inventory upon FDA approval of ARIKAYCE in September 2018.
Research and Development Expenses
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
Change in Fair Value of Deferred and Contingent Consideration Liabilities
In connection with the Business Acquisition, we recorded deferred and contingent consideration liabilities related to potential future milestone payments. Adjustments to the fair value are due to changes in: the probability of achieving milestones; our stock price; or certain other estimated assumptions. The change in fair value of deferred and contingent consideration liabilities is calculated quarterly with gains and losses recorded in the consolidated statements of comprehensive loss.
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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2024 and 2023
Overview - Operating Results
Our operating results for the three months ended March 31, 2024, included the following:
•Product revenues, net, increased $10.3 million, or 15.8%, as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $3.6 million as compared to the same period in the prior year as a result of the increase in sales volumes of ARIKAYCE;

•R&D expenses decreased $6.8 million as compared to the same period in the prior year primarily as a result of a non-cash asset acquisition in the first quarter of 2023;
•SG&A expenses increased $13.2 million as compared to the same period in the prior year primarily as a result of increases in compensation and benefit-related expenses and stock-based compensation cost;
•Amortization of intangible assets of $1.3 million was consistent with the same period in the prior year;
•Change in fair value of deferred and contingent consideration liabilities increased $2.4 million, primarily as a result of the change in our share price; and
•Interest expense increased $1.0 million as compared to the same period in the prior year due to the Term Loan.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2024	2023	$	%
US	$56,349	$49,067	$7,282	14.8%
Japan	14,891	13,156	1,735	13.2%
Europe and rest of world	4,260	2,991	1,269	42.4%
Total product revenues, net	$75,500	$65,214	$10,286	15.8%
Product revenues, net, for the three months ended March 31, 2024 increased to $75.5 million as compared to $65.2 million in the same period in 2023, an increase of 15.8%, as a result of growth in ARIKAYCE sales in the US, Japan and Europe and the rest of the world.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the three months ended March 31, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2024	2023	$	%
Cost of product revenues (excluding amortization of intangible assets)	$17,457	$13,830	$3,627	26.2%
Cost of product revenues, as % of revenues	23.1%	21.2%
Cost of product revenues (excluding amortization of intangible assets) increased by $3.6 million, or 26.2%, to $17.5 million for the three months ended March 31, 2024 as compared to $13.8 million in the same period in 2023. The increase in cost of product revenues (excluding amortization of intangibles) for the three months ended March 31, 2024 was primarily attributable to the increase in product revenues discussed above.
R&D Expenses
R&D expenses for the three months ended March 31, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2024	2023	$		%
External Expenses
Clinical development and research	$41,069	$43,138	$(2,069)		(4.8)%
Manufacturing	14,076	13,612	464	$(2,069)	3.4%
Regulatory, quality assurance, and medical affairs	5,356	10,330	(4,974)		(48.2)%
Vertuis non-cash asset acquisition	—	10,250	(10,250)		(100.0)%
Subtotal—external expenses	$60,501	$77,330	$(16,829)		(21.8)%
Internal Expenses
Compensation and benefit-related expenses	41,460	33,236	$8,224		24.7%
Stock-based compensation	10,335	7,899	2,436		30.8%
Other internal operating expenses	8,787	9,400	(613)		(6.5)%
Subtotal—internal expenses	$60,582	$50,535	$10,047		19.9%
Total R&D expenses	$121,083	$127,865	$(6,782)		(5.3)%
R&D expenses decreased to $121.1 million during the three months ended March 31, 2024 from $127.9 million in the same period in 2023. The $6.8 million decrease in R&D expenses was primarily due to the $10.3 million non-cash asset acquisition cost of Vertuis in the first quarter of 2023 and a $5.0 million decrease in regulatory, quality assurance and medical affairs, partially offset by an increase of $10.7 million in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount.
External R&D expenses by product for the three months ended March 31, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2024	2023	$	%
ARIKAYCE external R&D expenses	$13,926	$18,249	$(4,323)	(23.7)%
Brensocatib external R&D expenses	19,518	26,535	(7,017)	(26.4)%
TPIP external R&D expenses	13,782	14,308	(526)	(3.7)%
Non-cash asset acquisitions	—	10,250	(10,250)	(100.0)%
Other external R&D expenses	13,275	7,988	5,287	66.2%
Total external R&D expenses	$60,501	$77,330	$(16,829)	(21.8)%
SG&A Expenses
SG&A expenses for the three months ended March 31, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2024	2023	$	%
Compensation and benefit-related expenses	32,585	$28,395	$4,190	14.8%
Stock-based compensation	11,115	8,545	2,570	30.1%
Professional fees and other external expenses	34,670	29,966	4,704	15.7%
Facility related and other internal expenses	14,732	13,008	1,724	13.3%
Total SG&A expenses	$93,102	$79,914	$13,188	16.5%
SG&A expenses increased to $93.1 million during the three months ended March 31, 2024 from $79.9 million in the same period in 2023. The $13.2 million increase resulted primarily from an $6.8 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount and a $4.7 million increase in professional fees and other external expenses driven by commercial readiness activities for brensocatib.
Amortization of Intangible Assets
Amortization of intangible assets for both the three months ended March 31, 2024 and 2023 was $1.3 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.

Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration for the three months ended March 31, 2024 was $(11.9) million. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the businesses we acquired. Adjustments to the fair value are due to changes in: the probability of achieving milestones; our stock price; or certain other estimated assumptions.
Investment Income
Investment income decreased to $8.8 million for the three months ended March 31, 2024 as compared to $10.5 million in the same period in 2023 due to a decrease in our average cash and cash equivalents and marketable securities balances in 2024 relative to 2023.
Interest Expense
Interest expense increased to $21.0 million for the three months ended March 31, 2024 as compared to $20.0 million in the same period in 2023 primarily due to interest related to the Term Loan. See Note 10 - Debt and Note 11 - Royalty Financing Agreement in this Quarterly Report on Form 10-Q for further details.
Change in Fair Value of Interest Rate Swap
The change in fair value of interest rate swap for the three months ended March 31, 2024 was $2.4 million. Adjustments to the fair value are due to changes in interest rates as of March 31, 2024 relative to the fair value of interest rate swap as of December 31, 2023.

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
In the first quarter of 2024, the Company entered into a new sales agreement with Leerink to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $500.0 million, from time to time, through the new ATM program, under which Leerink acts as sales agent. No shares were sold through the new ATM program during the three months ended March 31, 2024.
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
In October 2022, we entered into the Royalty Financing Agreement with OrbiMed, whereby OrbiMed paid us $150 million in exchange for the right to receive, on a quarterly basis, royalties in an amount equal to 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% of ARIKAYCE global net sales on or after September 1, 2025, as well as 0.75% of brensocatib global net sales, if approved. In the event that OrbiMed has not received aggregate Revenue Interest Payments equal to or greater than $150 million on or prior to March 31, 2028, the royalty rate for ARIKAYCE will be increased for all subsequent fiscal quarters to a rate which, if applied retroactively, would have resulted in aggregate Revenue Interest Payments to OrbiMed for all fiscal quarters ended on or prior to March 31, 2028 equal to $150 million. In addition, we must make a one-time payment to OrbiMed in an amount that, when added to the aggregate amount of Revenue Interest Payments received by OrbiMed as of March 31, 2028, would equal $150 million. The total Revenue Interest Payments payable by us to OrbiMed are capped at 1.8x of the purchase price or up to a maximum of 1.9x of the purchase price under certain conditions. Net proceeds from the Royalty Financing Agreement, after deducting the lenders' fees and deal expenses of $3.8 million, were $146.2 million.

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
Cash Flows
As of March 31, 2024, we had cash and cash equivalents of $595.7 million, as compared with $482.4 million as of December 31, 2023. In addition, as of December 31, 2023, we had marketable securities of $298.1 million. The $113.4 million increase in cash and cash equivalents was primarily due to the maturity of marketable securities, partially offset by our cash used in operating activities. Our working capital was $337.9 million as of March 31, 2024, as compared with $703.4 million as of December 31, 2023.
Net cash used in operating activities was $184.0 million and $146.3 million for the three months ended March 31, 2024 and 2023, respectively. The net cash used in operating activities during the three months ended March 31, 2024 and 2023 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The increase in cash used in operating activities for the three months ended March 31, 2024 compared to the corresponding period in 2023 was primarily due to the increase in net loss, excluding the adjustments to reconcile net loss to net cash used in operating activities.
Net cash provided by investing activities was $295.3 million and $41.6 million for the three months ended March 31, 2024 and 2023, respectively. The increase in 2024 is due to maturity of marketable securities in three months ended March 31, 2024.
Net cash provided by (used in) financing activities was $3.0 million and $(0.4) million for the three months ended March 31, 2024 and 2023, respectively. The increase in 2024 is due to proceeds received from stock option exercises and the ESPP in the three months ended March 31, 2024.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations during the three months ended March 31, 2024 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. For the required interim disclosure updates related to our accounting policies and estimates, see Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.
ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2024, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government. As of March 31, 2024, our marketable securities were invested in US treasury notes with an original maturity of greater than 90 days.
As of March 31, 2024, we had $225.0 million of convertible notes outstanding. Our 2025 Convertible Notes and our 2028 Convertible Notes bear interest at a coupon rate of 1.75% and 0.75%, respectively. In addition, as of March 31, 2024, we had a $350 million Term Loan and a $150.0 million Royalty Financing Agreement outstanding. The Term Loan accrues interest quarterly at the SOFR subject to a floor of 2.5%, plus a margin of 7.75% per annum. We entered into the Swap Contract as a hedge to the Term Loan variable interest rate. The Royalty Financing Agreement pays interest at 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% thereafter as well as 0.75% of brensocatib global net sales, if approved. If a 10% change in interest rates had occurred on March 31, 2024, it would not have had a material effect on the fair value of our debt as of that date, nor would it have a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the three months ended March 31, 2024 and 2023, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 4.                                                CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
Our business is subject to substantial risks and uncertainties. You should carefully consider the information contained in this Quarterly Report on Form 10-Q, the risks and uncertainties described below, and the risk factors and other information contained in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 22, 2024. Any of the risks and uncertainties described herein and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Form 10-Q (please read "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q).
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
We currently rely, and expect to continue to rely, on third parties for significant research, analytical services, preclinical development, clinical development and manufacturing of our product candidates and commercial scale manufacturing of ARIKAYCE and Lamira. For example, we do not own facilities for clinical-scale or commercial manufacturing of our product candidates, and we expect that our future supply requirements for brensocatib and TPIP will be manufactured by CMOs. We currently rely on Resilience Biotechnologies Inc. to provide our clinical and commercial supply of ARIKAYCE, and intend to also rely on Patheon in the future. We currently primarily rely on Esteve Pharmaceuticals, S.A. and Thermo Fisher to provide our clinical supply for brensocatib. Additionally, almost all of our clinical trial work is done by

CROs, such as PPD Development, L.P., our CRO for the ARISE, ENCORE, ASPEN, BiRCh, and TPIP trials, and clinical laboratories. In addition, we rely on third parties to manufacture clinical materials for our early-stage research programs. Reliance on these third parties poses a number of risks, including the following:

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
In January 2024, the US House of Representatives introduced the BIOSECURE Act (H.R. 7085) and the Senate advanced a substantially similar bill (S.3558), which legislation, if passed and enacted into law, would potentially restrict our ability to purchase services or products from, or otherwise collaborate with, any "biotechnology company of concern,” which includes certain Chinese biotechnology companies, without losing the ability to contract with, or otherwise receive funding from, the US government. We do business with companies in China and it is possible some of our contractual counterparties could be impacted by this legislation.
These risks could materially harm our business, financial condition, results of operations and prospects and the value of our common stock.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities adopted, modified or terminated by our executive officers and directors during the first quarter of 2024, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “Trading Plan”).

Name and Title	Date of Adoption of Trading Plan	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan	Date Plan Terminated
William Lewis Chief Executive Officer	3/13/2023	10/27/2023	05/31/2024	105,000	2/26/2024
Sara Bonstein Chief Financial Officer	2/27/2024	5/28/2024	11/12/2024	241,288	N/A
Drayton Wise Chief Commercial Officer	2/27/2024	6/03/2024	10/27/2025	37,000	N/A
S. Nicole Schaeffer Chief People Strategy Officer	2/27/2024	6/03/2024	5/21/2025	63,734	N/A
(1) A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.

ITEM 6.    EXHIBITS
Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (effective as of May 11, 2023) (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on May 11, 2023).

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2024 and 2023, (iii) Consolidated Statements of Shareholders' Deficit for the three months ended March 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: May 9, 2024	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)