Form 10-Q
period 2024-06-30
INSMED Inc
filed 2024-08-08
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, there were 171,849,103 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

Unless the context otherwise indicates, references in this Form 10-Q to “Insmed Incorporated” refers to Insmed Incorporated, a Virginia corporation, and the “Company,” “Insmed,” “we,” “us” and “our” refer to Insmed Incorporated together with its consolidated subsidiaries. INSMED, PULMOVANCE, and ARIKAYCE are trademarks of Insmed Incorporated. This Form 10-Q also contains trademarks of third parties. Each trademark of another company appearing in this Form 10-Q is the property of its owner.

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,246,799	$482,374
Marketable securities	—	298,073
Accounts receivable	40,300	41,189
Inventory	90,063	83,248
Prepaid expenses and other current assets	41,022	24,179
Total current assets	1,418,184	929,063
Fixed assets, net	72,777	65,384
Finance lease right-of-use assets	19,629	20,985
Operating lease right-of-use assets	16,406	18,017
Intangibles, net	61,178	63,704
Goodwill	136,110	136,110
Other assets	85,834	96,574
Total assets	$1,810,118	$1,329,837
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$290,844	$214,987
Current portion of long-term debt	224,448	—
Finance lease liabilities	2,782	2,610
Operating lease liabilities	6,077	8,032
Total current liabilities	524,151	225,629
Debt, long-term	946,825	1,155,313
Royalty financing agreement	158,377	155,034
Contingent consideration	101,500	84,600
Finance lease liabilities, long-term	25,588	27,026
Operating lease liabilities, long-term	11,666	11,013
Other long-term liabilities	3,193	3,145
Total liabilities	1,771,300	1,661,760
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 166,666,599 and 147,977,960 issued and outstanding shares at June 30, 2024 and December 31, 2023, respectively	1,667	1,480
Additional paid-in capital	3,943,826	3,113,487
Accumulated deficit	(3,903,845)	(3,446,145)
Accumulated other comprehensive loss	(2,830)	(745)
Total shareholders’ equity (deficit)	38,818	(331,923)
Total liabilities and shareholders’ equity (deficit)	$1,810,118	$1,329,837
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Product revenues, net	$90,340	$77,229	$165,840	$142,443

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	20,964	16,594	38,421	30,424
Research and development	146,748	196,969	267,831	324,834
Selling, general and administrative	106,569	84,431	199,671	164,345
Amortization of intangible assets	1,263	1,263	2,526	2,526
Change in fair value of deferred and contingent consideration liabilities	103,700	13,500	91,800	4,000
Total operating expenses	379,244	312,757	600,249	526,129

Operating loss	(288,904)	(235,528)	(434,409)	(383,686)

Investment income	10,285	11,172	19,068	21,696
Interest expense	(21,267)	(20,619)	(42,309)	(40,622)
Change in fair value of interest rate swap	384	1,184	2,746	(349)
Other expense, net	(269)	(488)	(1,369)	(599)
Loss before income taxes	(299,771)	(244,279)	(456,273)	(403,560)

Provision for income taxes	838	530	1,427	1,013

Net loss	$(300,609)	$(244,809)	$(457,700)	$(404,573)

Basic and diluted net loss per share	$(1.94)	$(1.78)	$(3.02)	$(2.95)

Weighted average basic and diluted common shares outstanding	154,702	137,553	151,579	136,957

Net loss	$(300,609)	$(244,809)	$(457,700)	$(404,573)
Other comprehensive income (loss):
Foreign currency translation losses	(1,194)	(2,202)	(2,049)	(2,373)
Unrealized (loss) gain on marketable securities	—	(132)	(36)	366
Total comprehensive loss	$(301,803)	$(247,143)	$(459,785)	$(406,580)

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (Deficit) (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at March 31, 2023	136,429	$1,364	$2,809,242	$(2,856,342)	$1,083	$(44,653)
Comprehensive loss:
Net loss				(244,809)		(244,809)
Other comprehensive loss					(2,334)	(2,334)
Exercise of stock options and ESPP shares	513	5	7,278			7,283
Net proceeds from issuance of common stock	2,028	20	37,994			38,014
Issuance of common stock for vesting of RSUs	349	5				5
Issuance of common stock for asset acquisition	3431	34	72,356			72,390
Stock-based compensation expense			18,359			18,359
Balance at June 30, 2023	142,750	$1,428	$2,945,229	$(3,101,151)	$(1,251)	$(155,745)

Balance at March 31, 2024	148,561	$1,486	$3,138,578	$(3,603,236)	$(1,636)	$(464,808)
Comprehensive loss:
Net loss				(300,609)		(300,609)
Other comprehensive loss					(1,194)	(1,194)
Exercise of stock options and ESPP shares	3,062	31	68,540			68,571
Net proceeds from issuance of common stock	14,515	145	713,422			713,567
Issuance of common stock for vesting of RSUs	529	5				5
Stock-based compensation expense			23,286			23,286
Balance at June 30, 2024	166,667	$1,667	$3,943,826	$(3,903,845)	$(2,830)	$38,818
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (Deficit) (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2022	135,654	$1,357	$2,782,416	$(2,696,578)	$756	$87,951
Comprehensive loss:
Net loss				(404,573)		(404,573)
Other comprehensive loss					(2,007)	(2,007)
Exercise of stock options and ESPP shares	595	6	8,416			8,422
Net proceeds from issuance of common stock	2,028	20	37,994			38,014
Issuance of common stock for vesting of RSUs	542	6				6
Issuance of common stock for asset acquisitions	3,931	39	81,601			81,640
Stock-based compensation expense			34,802			34,802
Balance at June 30, 2023	142,750	$1,428	$2,945,229	$(3,101,151)	$(1,251)	$(155,745)

Balance at December 31, 2023	147,978	$1,480	$3,113,487	$(3,446,145)	$(745)	$(331,923)
Comprehensive loss:
Net loss				(457,700)		(457,700)
Other comprehensive loss					(2,085)	(2,085)
Exercise of stock options and ESPP shares issuance	3,279	33	72,590			72,623
Net proceeds from issuance of common stock	14,515	145	713,013			713,158
Issuance of common stock for vesting of RSUs	895	9				9
Stock-based compensation expense			44,736			44,736
Balance at June 30, 2024	166,667	$1,667	$3,943,826	$(3,903,845)	$(2,830)	$38,818
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(457,700)	$(404,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,024	2,559
Amortization of intangible assets	2,526	2,526
Stock-based compensation expense	44,736	34,802
Amortization of debt issuance costs	3,651	3,728
Paid-in-kind interest capitalized	12,571	11,201
Royalty financing non-cash interest expense	9,715	3,846
Accretion of discount on marketable securities, net	(1,963)	—
Finance lease amortization expense	1,356	1,356
Non-cash operating lease expense	1,611	7,299
Change in fair value of deferred and contingent consideration liabilities	91,800	4,000
Change in fair value of interest rate swap	(2,746)	349
Vertuis acquisition	—	10,250
Adrestia acquisition	—	76,481
Changes in operating assets and liabilities:
Accounts receivable	(1,080)	(2,291)
Inventory	(8,353)	(8,081)
Prepaid expenses and other current assets	(17,823)	(155)
Other assets	15,699	(7,458)
Accounts payable and accrued liabilities	2,737	224
Other liabilities	(6,748)	(5,158)
Net cash used in operating activities	(306,987)	(269,095)
Investing activities
Purchase of fixed assets	(11,462)	(8,281)
Purchase of marketable securities	—	(292,690)
Cash acquired in asset acquisition	—	3,417
Maturities of marketable securities	300,000	65,000
Net cash provided by (used in) investing activities	288,538	(232,554)
Financing activities
Proceeds from exercise of stock options and ESPP	72,623	8,422
Proceeds from issuance of common stock, net	713,158	38,014
Payments of finance lease principal	(1,266)	(1,291)
Payment of debt issuance costs	—	(1,218)
Net cash provided by financing activities	784,515	43,927
Effect of exchange rates on cash and cash equivalents	(1,641)	(3,432)
Net increase (decrease) in cash and cash equivalents	764,425	(461,154)
Cash and cash equivalents at beginning of period	482,374	1,074,036
Cash and cash equivalents at end of period	$1,246,799	$612,882
Supplemental disclosures of cash flow information:
Cash paid for interest	$16,695	$19,491
Cash paid for income taxes	$1,562	$1,362

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation
Insmed is a people-first global biopharmaceutical company striving to deliver first- and best-in-class therapies to transform the lives of patients facing serious diseases. The Company's first commercial product, ARIKAYCE, is approved in the United States (US) as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590 mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the European Commission (EC) approved ARIKAYCE for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis (CF). In March 2021, Japan's Ministry of Health, Labour and Welfare (MHLW) approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal.
The Company's pipeline includes clinical-stage programs, brensocatib and treprostinil palmitil inhalation powder (TPIP), as well as other early-stage research programs. Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), which the Company is developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases, including chronic rhinosinusitis without nasal polyps (CRSsNP) and hidradenitis suppurativa (HS). TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary hypertension associated with interstitial lung disease (PH-ILD) and pulmonary arterial hypertension (PAH). The Company's early-stage research programs encompass a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
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
     The Company had $1,246.8 million in cash and cash equivalents as of June 30, 2024 and reported a net loss of $457.7 million for the six months ended June 30, 2024. The Company has funded its operations through public offerings of equity securities, debt financings and revenue interest financings. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP and its other pipeline programs, continuing commercialization and regulatory activities for ARIKAYCE and pre-commercial, regulatory and, if approved, commercialization activities for brensocatib, and funding other general and administrative activities.
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Adrestia Therapeutics Inc., Celtrix Pharmaceuticals, Inc., Insmed France SAS, Insmed Gene Therapy LLC, Insmed Germany GmbH, Insmed Godo Kaisha, Insmed Holdings Limited, Insmed Innovation UK Limited, Insmed Ireland Limited, Insmed Italy S.R.L., Insmed Limited, Insmed Netherlands B.V., Insmed Netherlands Holdings B.V., and Insmed Switzerland GmbH.
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for uncollectible trade receivables. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the six months ended June 30, 2024 and their respective percentages for the six months ended June 30, 2023.

	Six Months Ended June 30,
	2024	2023
Customer A	34%	35%
Customer B	32%	36%
Customer C	18%	17%
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
Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable, unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired. None of the Company's contingent consideration met the definition of a derivative as of June 30, 2024. Upon recognition of a contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.
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
Goodwill—Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As of June 30, 2024 and December 31, 2023, the Company continues to operate as one reporting unit. The Company performs an impairment test for goodwill annually as of October 1. See Note 6 - Intangibles, Net and Goodwill for further details.
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
Foreign Currency—The Company has operations in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the UK, and Japan. The results of the Company's non-US dollar based functional currency operations are translated to US dollars at the average exchange rates during the period. Assets and liabilities are translated at the exchange rate prevailing at the balance sheet date. Equity is translated at the prevailing exchange rate at the date of the equity transaction. Translation adjustments are included in total shareholders' equity (deficit), as a component of accumulated other comprehensive loss.
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
The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Numerator:
Net loss	$(300,609)	$(244,809)	$(457,700)	$(404,573)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	154,702	137,553	151,579	136,957
Effect of dilutive securities:
Common stock options	—	—	—	—
RS and RSUs	—	—	—	—
PSUs	—	—	—	—
Convertible debt securities	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	154,702	137,553	151,579	136,957
Net loss per share:
Basic and diluted	$(1.94)	$(1.78)	$(3.02)	$(2.95)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of June 30, 2024 and 2023, respectively, as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2024	2023
Common stock options	23,430	21,999
Unvested RS and RSUs	3,425	2,828
PSUs	665	666
Convertible debt securities	23,438	23,438
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
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of June 30, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,246.8	$1,246.8	$—	$—
Collateral for interest rate swap	$6.0	$6.0	$—	$—
Liabilities
Interest rate swap	$(1.5)	$—	$(1.5)	$—
Deferred consideration	$12.4	$—	$12.4	$—
Contingent consideration	$169.7	$—	$—	$169.7

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
During the six months ended June 30, 2024, $300.0 million of marketable securities, consisting of US Treasury Notes, matured.
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. The collateral for interest rate swap and the interest rate swap are recorded in other assets and accounts payable and accrued liabilities, respectively, in the consolidated balance sheet as of June 30, 2024 and December 31, 2023. The collateral for interest rate swap is cash, a Level 1 asset. The interest rate swap is a Level 2 liability as it uses observable inputs other than quoted market prices in an active market. There were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2024.
As of June 30, 2024, the Company held no available-for-sale securities. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets.
The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) failure of the issuer to make scheduled interest or principal payments; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the six months ended June 30, 2024.
Deferred Consideration
The deferred consideration arose from the acquisition of Motus Biosciences, Inc. (Motus) in August 2021. The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date, subject to certain reductions. During August 2022 and August 2023, the Company fulfilled the payments due on the first and second anniversaries of the closing date by issuing 171,427 shares and 177,203 shares of the Company's common stock, respectively, after certain reductions. A valuation of the deferred consideration is performed quarterly with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. As the deferred consideration is settled in shares, there is no discount rate applied in the fair value calculation.
The deferred consideration has been classified as a Level 2 recurring liability as its valuation utilizes an input, the Insmed share price, which is a directly observable input at the measurement date and for the duration of the liabilities' anticipated lives. Deferred consideration expected to be settled within twelve months or less is classified as a current liability within accounts payable and accrued liabilities. As of June 30, 2024, the fair value of deferred consideration included in accounts payable and accrued liabilities was $12.4 million.
The following observable input was used in the valuation of the deferred consideration as of June 30, 2024:

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)

	Fair Value as of June 30, 2024 (in millions)	Observable Input	Input Value
Deferred consideration	$12.4	Insmed share price as of June 30, 2024	$67.00
Contingent Consideration
The contingent consideration liabilities arose from the acquisitions of Motus and AlgaeneX, Inc. (AlgaeneX) (together, the Business Acquisition) in August 2021 (see Note 16 - Acquisitions). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher milestone and net sales milestones. Upon the achievement of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 5,348,572 shares in the aggregate and AlgaeneX equityholders up to 368,867 shares in the aggregate. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. At June 30, 2024, the weighted average probability of success was 42%. The development and regulatory milestones will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation.
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
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of June 30, 2024, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.
The contingent consideration liabilities have been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the inputs to the valuation approach, the estimated fair value could be significantly different than the fair value the Company determined. Contingent consideration expected to be settled within twelve months or less is classified as a current liability within accounts payable and accrued liabilities. Contingent consideration expected to be settled in more than twelve months is classified as a non-current liability. As of June 30, 2024, the fair value of the current and non-current contingent consideration was $68.2 million and $101.5 million, respectively.
A valuation of the contingent consideration liabilities is performed quarterly with gains and losses included within change in fair value of contingent consideration liabilities in the consolidated statements of comprehensive loss. The following significant unobservable inputs were used in the valuation of the development and regulatory milestones and the priority review voucher milestone as of June 30, 2024:

	Fair Value as of June 30, 2024 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$161.8	Probability-adjusted	Probabilities of success	14% - 97%
Priority review voucher milestone	$5.2	Probability-adjusted discounted cash flow	Probability of success	16.4%
			Discount rate	16.4%
The following table is a summary of the changes in the fair value of the Company's valuations for the deferred and contingent consideration liabilities for the six months ended June 30, 2024 and 2023 (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)

	Deferred Consideration (Level 2 Liabilities)	Contingent Consideration (Level 3 Liabilities)
Balance as of December 31, 2022	$7,400	$58,100
Additions	—	—
Change in Fair Value	400	3,600
Payments	—	—
Balance as of June 30, 2023	$7,800	$61,700

Balance as of December 31, 2023	$5,700	$84,600
Additions	—	—
Change in Fair Value	6,700	85,100
Payments	—	—
Balance as of June 30, 2024	$12,400	$169,700
Convertible Notes
The fair value of the convertible notes, which differs from their carrying value, is influenced by interest rates, the Company's stock price and stock price volatility (collectively, the Current Market Factors), and is determined by prices for the convertible notes observed in market trading which are Level 2 inputs.
The estimated fair value of the Company's 0.75% convertible senior notes due 2028 (the 2028 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of June 30, 2024 was $1.2 billion, determined using Current Market Factors and the ability of the Company to obtain debt on comparable terms to the 2028 Convertible Notes.
The estimated fair value of the Company's 1.75% convertible senior notes due 2025 (the 2025 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of June 30, 2024 was $384.5 million, determined using Current Market Factors, and the ability of the Company to obtain debt on comparable terms to the 2025 Convertible Notes. See Note 10 - Debt for further details.
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
The following table presents a geographic summary of the Company's product revenues, net, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
US	$63,793	$57,665	$120,142	$106,732
Japan	21,111	15,593	36,002	28,749
Europe and rest of world	5,436	3,971	9,696	6,962
Total product revenues, net	$90,340	$77,229	$165,840	$142,443
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
5. Inventory
The Company's inventory balance consists of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Raw materials	$24,898	$24,562
Work-in-process	36,494	33,480
Finished goods	28,671	25,206
	$90,063	$83,248
Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company has not recorded any significant inventory write-downs. The Company currently uses a limited number of third-party contract manufacturing organizations (CMOs) to produce its inventory.
6. Intangibles, Net and Goodwill
 Intangibles, Net
Finite-lived Intangible Assets
As of June 30, 2024, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D and the milestones paid to PARI for the license to use the Lamira® Nebulizer System (Lamira) for the delivery of ARIKAYCE to patients as a result of the US Food and Drug Administration (FDA) and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestone-related intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of these assets during each of the next five years is estimated to be approximately $5.1 million per year.
Indefinite-lived Intangible Assets
As of June 30, 2024, the Company's indefinite-lived intangible assets consisted of acquired IPR&D from the Business Acquisition (see Note 16 - Acquisitions). Indefinite-lived intangible assets are not amortized.
A rollforward of the Company's intangible assets for the six months ended June 30, 2024 and June 30, 2023 is as follows (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Intangibles, Net and Goodwill (Continued)

Intangible Asset	December 31, 2023	Additions	Amortization	June 30, 2024
Acquired ARIKAYCE R&D	$32,738	$—	$(2,425)	$30,313
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,366	—	(101)	1,265
	$63,704	$—	$(2,526)	$61,178

Intangible Asset	December 31, 2022	Additions	Amortization	June 30, 2023
Acquired ARIKAYCE R&D	$37,588	$—	$(2,425)	$35,163
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,568	—	(101)	1,467
	$68,756	$—	$(2,526)	$66,230
Goodwill
The Company's goodwill balance of $136.1 million as of June 30, 2024 and December 31, 2023, resulted from the August 2021 Business Acquisition. See Note 16 - Acquisitions for further details.
7. Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)	As of
Asset Description		June 30, 2024	December 31, 2023
Lab equipment	7	$24,476	$22,660
Furniture and fixtures	7	6,428	6,428
Computer hardware and software	3-5	6,252	6,001
Office equipment	7	89	89
Manufacturing equipment	7	1,336	1,336
Leasehold improvements	2-10	37,922	38,049
Construction in progress	—	43,616	35,449
		120,119	110,012
Less: accumulated depreciation		(47,342)	(44,628)
		$72,777	$65,384

8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Accounts Payable and Accrued Liabilities (Continued)

	As of
	June 30, 2024	December 31, 2023
Accounts payable and other accrued operating expenses	$51,363	$65,393
Accrued clinical trial expenses	22,581	23,711
Accrued professional fees	16,114	13,885
Accrued technical operation expenses	11,097	9,187
Accrued compensation and employee related costs	42,198	48,933
Accrued royalty and milestones payable	7,288	5,674
Accrued interest payable	2,175	2,175
Revenue Interest Payments payable	3,613	3,347
Accrued sales allowances and related costs	14,479	10,937
Accrued France ATU reimbursement payable	17,188	14,685
Deferred and contingent consideration	81,600	6,700
Accrued milestone payment to AstraZeneca	12,500	—
Other accrued liabilities	8,648	10,360
	$290,844	$214,987
In May 2024, a $12.5 million milestone commitment became payable to AstraZeneca upon the Company's release of an official public statement that it intends to file a new drug application (NDA) for brensocatib.
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
The Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $3.2 million and $4.1 million for the three months ended June 30, 2024 and 2023, respectively, and $8.1 million and $4.2 million for the six months ended June 30, 2024 and 2023, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.
The table below summarizes the supplemental non-cash disclosures of the Company's leases included in its consolidated financial statements (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Leases (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance right-of-use assets obtained in exchange for lease obligations	$—	$—	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$—	$130	$5,656	$1,881
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $54.4 million and $49.1 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.
10. Debt
Current portion of long-term debt and debt, long-term consists of the following commitments as of June 30, 2024 and December 31, 2023 (in thousands):

	As of
	June 30, 2024	December 31, 2023
Convertible notes	$790,553	$788,909
Term Loan	380,720	366,404
Less: current portion of convertible notes	(224,448)	—
Debt, long-term	$946,825	$1,155,313
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
In January 2018, the Company completed an underwritten public offering of $450.0 million aggregate principal amount of the 2025 Convertible Notes, including the exercise in full of the underwriters' option to purchase an additional $50.0 million in aggregate principal amount of 2025 Convertible Notes. The Company's net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were approximately $435.8 million. The 2025 Convertible Notes bear interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The 2025 Convertible Notes would have matured on January 15, 2025 but, on June 27, 2024, the Company called the outstanding 2025 Convertible Notes for redemption, with a redemption date of August 9, 2024. See Redemption of the 2025 Convertible Notes below for further details.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
shares of the Company's common stock, at the Company's option. The conversion rates will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.
Holders may convert their 2028 Convertible Notes prior to March 1, 2028, only under the following circumstances, subject to the conditions set forth in the indenture: (i) during the five business day period immediately after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of the 2028 Convertible Notes, as determined following a request by a holder of such notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on such trading day, (ii) the Company elects to distribute to all or substantially all holders of the common stock (a) any rights, options or warrants (other than in connection with a stockholder rights plan for so long as the rights issued under such plan have not detached from the associated shares of common stock) entitling them, for a period of not more than 45 days from the declaration date for such distribution, to subscribe for or purchase shares of common stock at a price per share that is less than the average of the last reported sale prices of the common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the declaration date for such distribution, or (b) the Company's assets, debt securities or rights to purchase securities of the Company, which distribution has a per share value, as reasonably determined by the board of directors, exceeding 10% of the last reported sale price of the common stock on the trading day immediately preceding the declaration date for such distribution, (iii) if a transaction or event that constitutes a fundamental change or a make-whole fundamental change occurs, or if the Company is a party to (a) a consolidation, merger, combination, statutory or binding share exchange or similar transaction, pursuant to which the common stock would be converted into, or exchanged for, cash, securities or other property or assets, or (b) any sale, conveyance, lease or other transfer or similar transaction in one transaction or a series of transactions of all or substantially all of the consolidated assets of the Company and its subsidiaries, taken as a whole, all or any portion of the 2028 Convertible Notes may be surrendered by a holder for conversion at any time from or after the date that is 30 scheduled trading days prior to the anticipated effective date of the transaction, (iv) if during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (each, a Stock Price Convertibility Trigger), or (v) if the Company sends a notice of redemption, a holder may surrender all or any portion of its 2028 Convertible Notes to which the notice of redemption relates for conversion at any time on or after the date the applicable notice of redemption was sent until the close of business on (a) the second business day immediately preceding the related redemption date or (b) if the Company fails to pay the redemption price on the redemption date as specified in such notice of redemption, such later date on which the redemption price is paid. As of June 30, 2024, there have not been any holder-initiated conversion requests for either series of convertible notes.
Each series of convertible notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion options in both series of convertible notes are not required to be separately accounted for as a derivative. However, since the convertible notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate each series of convertible notes into liability and equity components. The carrying amount of the liability component of each series of convertible notes as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option for each series of convertible notes was determined by deducting the fair value of the liability component from the gross proceeds of the applicable convertible notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The fair value of the liability component of the 2025 Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6% and, accordingly, the residual equity component on the date of issuance was $140.9 million. The fair value of the liability component of the 2028 Convertible Notes on the date of issuance was estimated at $371.6 million using an effective interest rate of 7.1% and, accordingly, the residual equity component on the date of issuance was $203.4 million. The respective discounts were amortized to interest expense over the term of the applicable series of convertible notes through December 31, 2022, prior to the adoption of ASU 2020-06. The 2028 Convertible Notes have a remaining term of approximately 3.92 years.
The $566.1 million carrying value of the 2028 Convertible Notes as of June 30, 2024 is net of $8.9 million of

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
unamortized debt issuance costs. The $224.4 million carrying value of the 2025 Convertible Notes as of June 30, 2024 is net of $0.6 million of unamortized debt issuance costs. The 2028 Convertible Notes and 2025 Convertible Notes are long-term and current liabilities, respectively, as of June 30, 2024. The following table presents the carrying value of the Company's convertible notes balance (in thousands):

	As of
	June 30, 2024	December 31, 2023
Face value of outstanding convertible notes	$800,000	800,000
Debt issuance costs	(9,447)	(11,091)
Less: current convertible notes	(224,448)	—
Total long-term convertible notes	$566,105	$788,909
Redemption of the 2025 Convertible Notes
On June 27, 2024, the Company issued a redemption notice for its 2025 Convertible Notes with a redemption date of August 9, 2024 (the Redemption Date). All then outstanding 2025 Convertible Notes will be redeemed at a redemption price equal to 100% of the principal amount of the 2025 Convertible Notes, plus accrued and unpaid interest on the 2025 Convertible Notes to, but excluding, the Redemption Date (the Redemption Price). For each $1,000 principal amount of 2025 Convertible Notes, the Redemption Price will be equal to approximately $1,001.17. The Company has elected to settle any conversions of the 2025 Convertible Notes that occur on or before the business day prior to the Redemption Date in shares of common stock. As of June 30, 2024, none of the 2025 Convertible Notes converted.
Secured Senior Term Loan
In October 2022, the Company entered into a $350 million senior secured term loan agreement with Pharmakon Advisors LP (Pharmakon), manager of the BioPharma Credit funds (the Term Loan). The Term Loan matures on October 19, 2027 and bears interest at a rate based upon the secured overnight financing rate (SOFR), subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. Up to 50% of the interest payable during the first 24 months from the closing of the Term Loan may be paid-in-kind at the Company's election. If elected, paid-in-kind interest will be capitalized and added to the principal amount of the Term Loan. The Term Loan, including the paid-in-kind interest, will be repaid in eight equal quarterly payments starting in the 13th quarter following the closing of the Term Loan (i.e., the quarter ending March 31, 2026), except that the repayment start date may be extended at the Company's option for an additional four quarters, so that repayments start in the 17th quarter following the closing of the Term Loan, subject to the achievement of specified ARIKAYCE data thresholds and certain other conditions. Net proceeds from the Term Loan, after deducting the lenders' fees and deal expenses of $15.2 million, were $334.8 million. During the six months ended June 30, 2024, paid-in-kind interest capitalized was $12.6 million.
The following table presents the carrying value of the Company’s Term Loan balance as of June 30, 2024 (in thousands):

	As of
	June 30, 2024	December 31, 2023
Original Term Loan balance	$350,000	$350,000
Paid-in-kind interest capitalized	40,108	27,537
Term Loan issuance costs, unamortized	(9,388)	(11,133)
Term Loan	$380,720	$366,404

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
As of June 30, 2024, future principal repayments of debt for each of the years through maturity were as follows (in thousands):

Year Ending December 31:
2024	$225,000
2025	—
2026	195,054
2027	195,054
2028	575,000
2029 and thereafter	—
$1,190,108
In connection with the redemption notice the Company issued for its 2025 Convertible Notes, the principal balance of the 2025 Convertible Notes was reclassified to due within the current year.
Interest Expense
Interest expense related to debt and finance leases for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Convertible debt contractual interest expense	$2,062	$2,062	$4,125	$4,125
Term Loan contractual interest expense	12,658	11,490	25,141	22,401
Royalty Financing Agreement interest expense	4,893	4,805	9,715	9,569
Amortization of debt issuance costs	1,800	2,004	3,651	3,728
Swap interest income	(710)	(354)	(1,464)	(427)
Total debt interest expense	20,703	20,007	41,168	39,396
Finance lease interest expense	564	612	1,141	1,226
Total interest expense	$21,267	$20,619	$42,309	$40,622
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Royalty Financing Agreement (Continued)
The following table shows the activity within the liability account for the six-month period ended June 30, 2024 and year ended December 31, 2023 (in thousands):

	Six Months Ended June 30, 2024	Twelve Months Ended December 31, 2023
Royalty financing agreement liability - beginning balance	$158,162	$151,538
Revenue Interest Payments paid and payable	(6,634)	(12,222)
Interest expense recognized	9,715	18,846
Royalty financing agreement liability - ending balance	$161,243	$158,162
Royalty financing issuance costs:
Royalty issuance costs, unamortized - beginning balance	$(3,128)	$(3,523)
Amortization of issuance costs	262	521
Other	—	(126)
Deferred issuance costs, unamortized - ending balance	$(2,866)	$(3,128)
Royalty Financing Agreement	$158,377	$155,034

The Revenue Interest Payments payable in connection with the royalty financing agreement were $3.6 million and $3.3 million as of June 30, 2024 and December 31, 2023, respectively, which were recorded within accounts payable and accrued expenses on the consolidated balance sheet. Non-cash interest expense is recorded within interest expense in the consolidated statements of comprehensive loss.
12. Shareholders' Equity
Common Stock—As of June 30, 2024, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 166,666,599 shares of common stock issued and outstanding. In addition, as of June 30, 2024, the Company had reserved 23,430,187 shares of common stock for issuance upon the exercise of outstanding stock options, 3,425,045 shares of common stock for issuance upon the vesting of RSUs and 664,724 shares for issuance upon the vesting of PSUs. The Company has also reserved 23,438,430 shares of common stock in the aggregate for issuance upon conversion of the 2025 Convertible Notes and 2028 Convertible Notes, subject to adjustment in accordance with the applicable indentures. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions. The shares of the Company’s common stock reserved in connection with the Motus acquisition were partly issued as acquisition consideration at closing and on the first and second anniversaries of the closing date of the acquisition, and will also be issued upon the third anniversary of the closing date of the acquisition and upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions.
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
In connection with the Company’s acquisition of Vertuis Bio, Inc. (Vertuis), the Company reserved 550,000 shares of the Company’s common stock, subject to future adjustment. An aggregate of 500,000 of the reserved shares were issued as acquisition consideration at closing. See Note 16 - Acquisitions and Note 17 - Subsequent Events for further details.
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
In May 2024, the Company completed an underwritten offering of 14,514,562 shares of the Company's common stock at a public offering price of $51.50 per share. 1,893,203 of the shares of common stock were issued pursuant to the exercise in full of the underwriters' option to purchase additional shares. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and estimated offering expenses of $34.3 million, were $713.2 million.
Preferred Stock—As of June 30, 2024, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.
13. Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated Amended and Restated 2019 Incentive Plan (the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders on May 13, 2024. The 2019 Incentive Plan replaced the Insmed Incorporated 2019 Incentive Plan. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. At the May 2024 Annual Meeting of Shareholders, the Company's shareholders approved Amendment No. 1 to the 2019 Incentive Plan, which provides for the issuance of an additional 3,000,000 shares under the plan. As of June 30, 2024, 4,780,711 shares remain available for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on April 3, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the six months ended June 30, 2024, the Company granted inducement stock options covering 899,330 shares of the Company's common stock to new employees.
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
Stock Options—As of June 30, 2024, there was $168.6 million of unrecognized compensation expense related to unvested stock options. As of June 30, 2024, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria.
Restricted Stock Units—As of June 30, 2024, there was $72.8 million of unrecognized compensation expense related to unvested RSU awards.
Performance Stock Units—As of June 30, 2024, there were 265,887 unvested PSUs outstanding with an unrecognized compensation expense of $10.4 million. The PSUs are subject to two performance conditions based on brensocatib milestones. As of June 30, 2024, the Company achieved the first performance condition by issuing a press release announcing certain topline results from the ASPEN trial by June 30, 2024. The potential payout of the awards ranges from 0% to 250% of the target, dependent on a market condition that is based on the Company's total shareholder return compared to the NASDAQ Biotechnology Index, subject to certain adjustments (the Peer Group). During the second quarter of 2024, the Company's total shareholder return was compared to the Company's Peer Group and the potential payout of the awards was determined to be 250% of the target, pending the achievement of the second performance condition, the acceptance of an NDA by the FDA for brensocatib, and satisfaction of the remaining service condition to such awards.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)
The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options, RSUs and the ESPP during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$11,301	$8,787	$21,636	$16,686
Selling, general and administrative	11,985	9,571	23,100	18,116
Total	$23,286	$18,358	$44,736	$34,802
There was no stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to PSUs during the six months ended June 30, 2024 or June 30, 2023, as the second performance condition associated with the PSU awards was not probable as of either date.
14. Income Taxes
The Company recorded a provision for income taxes of $0.8 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $1.4 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively. The provisions recorded for the three and six months ended June 30, 2024 and 2023 are primarily a result of certain of the Company's international subsidiaries, which had taxable income during the periods. Additionally, the Company is impacted by certain state taxes which effectively impose income tax on modified gross revenues. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.
The Company is subject to US federal, state and international income taxes and the statute of limitations for tax audit is open for the Company’s federal tax returns for the years ended 2020 and later, generally open for certain states for the years 2019 and later, and generally open for international jurisdictions for the years 2018 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of June 30, 2024 and December 31, 2023, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of June 30, 2024 and December 31, 2023 or the consolidated statements of comprehensive loss for the three and six months ended June 30, 2024 and 2023. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.
The Organisation for Economic Co-operation and Development (OECD) recently published a framework to implement a global corporate minimum income tax rate of 15% on income arising in low-tax jurisdictions (Pillar Two). The Pillar Two proposed legislation is applicable to multinational corporations with global revenue exceeding €750 million for at least two years of the preceding four years. Over 140 countries have agreed in principle to implement Pillar Two and many have, or are in the process of, enacting related legislation. The Pillar Two legislation is not anticipated to be effective for the Company until the Company’s annual global revenues have exceeded the €750 million threshold. The Company is still evaluating the potential consequences of Pillar Two on its longer-term financial position.
15. Commitments and Contingencies
Rent expense charged to operations was $2.8 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively, and $5.9 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively.
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
Vertuis Bio, Inc.
In January 2023, the Company acquired Vertuis, a privately held, preclinical stage company. At the closing of the transaction, the Company issued an aggregate of 500,000 shares of the Company’s common stock to Vertuis’ former stockholders and an individual who are entitled to receive a portion of the acquisition consideration (collectively, the Vertuis equityholders). The closing share price on the date of the transaction was $18.50. The Company is obligated to pay the Vertuis equityholders up to an aggregate of $23.0 million in cash upon the achievement of certain development and regulatory milestone events, and up to an aggregate of $63.8 million in cash upon the achievement of certain net sales-based milestone events, in each case, subject to certain reductions. See Note 17 - Subsequent Events for further details.
The shares of the Company’s common stock issued to the Vertuis equityholders were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.
The following table summarizes the purchase price (in millions):

Shares of Insmed common stock issued on closing	$9.25
Shares of Insmed common stock issued in July 2024	1.00
Total purchase price	$10.25
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
Business Combination
On August 4, 2021, the Company acquired all of the equity interests of Motus and AlgaeneX, each a privately held, preclinical stage company. In connection with the closing of the Company’s acquisition of Motus, the Company issued an aggregate of 2,889,367 shares of the Company’s common stock, following certain closing-related reductions, to Motus’s former stockholders and option holders and certain individuals who are entitled to receive a portion of the acquisition consideration (collectively, Motus equityholders), subject to certain adjustments. The Company is obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date and up to 5,348,572 shares in the aggregate upon the achievement of certain development and regulatory milestone

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Acquisitions (Continued)
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
17. Subsequent Events
Conversions of 2025 Convertible Notes
As of August 7, 2024, holders of $224.7 million aggregate principal amount of the outstanding 2025 Convertible Notes elected to convert their notes into shares of the Company's common stock at a conversion rate of 25.5384 shares of common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $39.16 per share of common stock). These conversions will result in the issuance of an aggregate of 5,739,433 shares of the Company’s common stock. Unless earlier converted, on the Redemption Date, the remaining $0.3 million aggregate principal amount of 2025 Convertible Notes outstanding will be redeemed by the Company at the Redemption Price. See Note 10 - Debt for further details.
Conversions of 2028 Convertible Notes
On July 1, 2024, the 2028 Convertible Notes became convertible by the holders of such notes due to the satisfaction of the Stock Price Convertibility Trigger applicable to such notes. The current conversion rate for the 2028 Convertible Notes is

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Subsequent Events (Continued)
30.7692 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $32.50 per share of common stock). The Company has elected to settle any conversions of the 2028 Convertible Notes in shares of common stock.
As of August 2, 2024, holders of nine thousand dollars of aggregate principal amount of 2028 Convertible Notes elected to convert their notes, resulting in an issuance of an aggregate of 276 shares of the Company’s common stock. The 2028 Convertible Notes will only be convertible during the third quarter of 2024 unless another triggering event occurs. See Note 10 - Debt for further details.
Vertuis Deferred Consideration
In July 2024, the Company issued the Vertuis equityholders an additional $1.0 million of shares of the Company's common stock, or 14,773 shares of common stock, based on the closing share price on June 28, 2024. See Note 16 – Acquisitions for further details.

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
•our inability to obtain full approval of ARIKAYCE from the FDA, including the risk that we will not successfully or in a timely manner complete the confirmatory post-marketing clinical trial required for full approval of ARIKAYCE, or our failure to obtain regulatory approval to expand ARIKAYCE’s indication to a broader patient population;
•failure to obtain, or delays in obtaining, regulatory approvals for brensocatib, TPIP or our other product candidates in the US, Europe or Japan or for ARIKAYCE outside the US, Europe or Japan, including separate regulatory approval for Lamira in each market and for each usage;
•failure to successfully commercialize brensocatib, TPIP or our other product candidates, if approved by applicable regulatory authorities, or to maintain applicable regulatory approvals for brensocatib, TPIP or our other product candidates, if approved;
•uncertainties or changes in the degree of market acceptance of ARIKAYCE or, if approved, brensocatib or TPIP by physicians, patients, third-party payors and others in the healthcare community;
•our inability to obtain and maintain adequate reimbursement from government or third-party payors for ARIKAYCE or, if approved, brensocatib or TPIP, or acceptable prices for ARIKAYCE or, if approved, brensocatib or TPIP;
•inaccuracies in our estimates of the size of the potential markets for ARIKAYCE, brensocatib, TPIP or our other product candidates or in data we have used to identify physicians, expected rates of patient uptake, duration of expected treatment, or expected patient adherence or discontinuation rates;
•failure of third parties on which the Company is dependent to manufacture sufficient quantities of ARIKAYCE, brensocatib, or TPIP for commercial or clinical needs, to conduct the Company's clinical trials, or to comply with the Company's agreements or laws and regulations that impact the Company's business;
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

•the risk that interim, topline or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or may be interpreted differently if additional data are disclosed, or that blinded data will not be predictive of unblinded data;
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
•the risk that we could become involved in costly intellectual property disputes, be unable to adequately protect our intellectual property rights or prevent disclosure of our trade secrets and other proprietary information, and incur costs associated with litigation or other proceedings related to such matters;
•restrictions or other obligations imposed on us by agreements related to ARIKAYCE, brensocatib or our other product candidates, including our license agreements with PARI and AstraZeneca AB (AstraZeneca), and failure to comply with our obligations under such agreements;
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
OVERVIEW
     We are a people-first global biopharmaceutical company striving to deliver first- and best-in-class therapies to transform the lives of patients facing serious diseases. Our first commercial product, ARIKAYCE, is approved in the US as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590 mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the EC approved ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. In March 2021, Japan's MHLW approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which we refer to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal.
Our pipeline includes clinical-stage programs brensocatib and TPIP, as well as other early-stage research programs. Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which we are developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases, including CRSsNP and HS. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PH-ILD and PAH. Our early-stage research programs encompass a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
The information below summarizes our updates and anticipated near-term milestones for ARIKAYCE and our product candidates.
ARIKAYCE
•We announced positive topline results from the ARISE trial in the third quarter of 2023.
•In June 2024, we met and aligned with the FDA on the primary endpoint for the ENCORE study. If the data are positive, ENCORE may support a label expansion to include all MAC lung patients as well as support full approval for the current refractory indication. We are targeting enrollment of 400 patients in the ENCORE study.
•We anticipate reporting topline data from ENCORE in the first quarter of 2026.
Brensocatib
•We announced positive topline results from the ASPEN trial in May 2024. The study met its primary endpoint, with both dosage strengths of brensocatib demonstrating statistically significant reductions in the annualized rate of adjudicated pulmonary exacerbations (PEs) versus placebo. We plan to file an NDA with the FDA for brensocatib in patients with bronchiectasis in the fourth quarter of 2024, followed by filings with the European and Japanese regulatory authorities.
•We are advancing commercial readiness activities in preparation for a launch of brensocatib for patients with bronchiectasis, if approved. If successful, we anticipate a launch in the US in mid-2025, followed by launches in Europe and Japan in the first half of 2026.
•We are exploring the potential of brensocatib in additional neutrophil-mediated diseases. The Phase 2b BiRCh trial of brensocatib in patients with CRSsNP is underway and we expect to initiate a Phase 2 study of brensocatib in patients with HS in the second half of 2024.
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
Our Strategy
We strive to develop and commercialize first- and best-in-class therapies that serve patient communities where the need is greatest. Our first product, ARIKAYCE, is approved in the US as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590 mg (amikacin sulfate inhalation drug product). We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with refractory MAC. Our product candidates are brensocatib, our Phase 3 product candidate that we are developing for patients with bronchiectasis and other neutrophil-mediated diseases, and TPIP, our Phase 2 product candidate that may offer a differentiated product profile for patients with PH-ILD and PAH. We announced positive topline results from our Phase 3 ASPEN trial in brensocatib in May 2024 and plan to file an NDA with the FDA for brensocatib in patients with bronchiectasis in the fourth quarter of 2024, followed by filings with the European and Japanese regulatory authorities. We are also advancing our early-stage research programs encompassing a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
Our key priorities are as follows:
•Continue to provide ARIKAYCE to appropriate patients and expand our reliable revenue stream;
•Produce topline clinical data readouts in the near and long term;
•Advance commercial readiness activities to serve significantly more patients facing serious diseases; and
•Control spending, prudently deploying capital to support the best return-generating opportunities.
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
As a condition of accelerated approval, we must conduct a post-marketing confirmatory clinical trial. In December 2020, we commenced the post-marketing confirmatory clinical trial program for ARIKAYCE in patients with MAC lung disease consisting of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed or recurrent MAC lung infection who have not started antibiotics using the PRO tool validated in the ARISE trial. In September 2023, we announced positive topline results from the ARISE trial. The study met its primary objective of demonstrating that the QOL-B respiratory domain works effectively as a PRO tool in patients with MAC lung disease. Based on these results, we have proposed to the FDA that the change of the respiratory score derived from the QOL-B respiratory domain PRO be the primary endpoint for the ENCORE study. In June 2024, we met and aligned with the FDA on the primary endpoint for the ENCORE study. If the data are positive, ENCORE may support a label expansion to include all MAC lung patients as well as support full approval for the current refractory indication. Based on feedback and in alignment with the FDA, we have determined that the primary endpoint for the ENCORE study will include 8 questions from the QOL-B respiratory domain PRO. We are targeting enrollment of 400 patients in the ENCORE study and expect to report topline data in the first quarter of 2026.
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
Based on the results of ARISE, we plan to explore accelerating the filing for approval of ARIKAYCE in newly infected patients with MAC lung disease with the FDA. Consistent with our expectations, the PMDA in Japan confirmed that it would not consider a label expansion for ARIKAYCE based on data from the ARISE study alone.
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
The ENCORE trial is a randomized, double-blind, placebo-controlled Phase 3b study to evaluate the efficacy and safety of an ARIKAYCE-based regimen in patients with newly diagnosed or recurrent MAC infection who have not started antibiotics. Patients are randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for 12 months. Patients will then discontinue all study treatments and remain in the trial for three months for the assessment of durability of culture conversion. The primary endpoint is change from baseline to Month 13 in respiratory symptom score. The key secondary endpoint is the proportion of subjects achieving durable culture conversion at Month 15. In June 2024, we met and aligned with the FDA on the primary endpoint for the ENCORE study. If the data are positive, ENCORE may support a label expansion to include all MAC lung patients as well as support full approval for the current refractory indication. Based on feedback and in alignment with the FDA, we have determined that the primary endpoint for the ENCORE study will include 8 questions from the QOL-B respiratory domain PRO. We are targeting enrollment of 400 patients in the ENCORE study and expect to report topline data in the first quarter of 2026.
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
In March 2020, AstraZeneca exercised its first option pursuant to our October 2016 license agreement under which AstraZeneca can advance clinical development of brensocatib in the indications of chronic obstructive pulmonary disease (COPD) or asthma. Under the terms of the agreement, upon exercise of this option, AstraZeneca is solely responsible for all aspects of the development of brensocatib up to and including Phase 2b clinical trials in COPD or asthma. In March 2024, AstraZeneca exercised its second and final option under the agreement, to further develop brensocatib beyond Phase 2b clinical trials and, if approved, commercialize brensocatib in the indications of COPD or asthma, upon reaching agreement after good faith negotiations resulting in terms, including financial terms, satisfactory to us and to AstraZeneca for such further development and commercialization. In June 2024, the negotiation period following such exercise of the final option expired. No agreement was reached between us and AstraZeneca to permit AstraZeneca to further develop and, if approved, commercialize brensocatib in the indications of COPD or asthma. We retain full worldwide development and commercialization rights for brensocatib in all indications other than COPD or asthma and AstraZeneca has no further development or commercialization rights for brensocatib in COPD, asthma or any other indication.
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
The ASPEN Study
Based on the positive results of the WILLOW study, in December 2020 we commenced the ASPEN study, a global, randomized, double-blind, placebo-controlled Phase 3 study to assess the efficacy, safety, and tolerability of brensocatib in adult patients with bronchiectasis. Patients with bronchiectasis due to CF were not enrolled in the study. The primary endpoint was the rate of adjudicated PEs over the 52-week treatment period. Secondary endpoints included the time to first adjudicated PE, the proportion of subjects free of adjudicated PE by 52 weeks, the absolute change from baseline in post-bronchodilator FEV1, the reduction in annualized rate of severe adjudicated PE, and the change from baseline in the Bronchiectasis QOL-B Respiratory Symptoms Domain Score.
As part of the ASPEN study’s conduct, more than 460 trial sites were engaged in nearly 40 countries. After excluding sites that did not enroll any patients and all sites in Ukraine, due to the ongoing conflict, the total number of active sites in ASPEN was 391 sites in 35 countries. Adult patients (ages 18 to 85 years) were randomized 1:1:1 and adolescent patients (ages 12 to <18 years) were randomized 2:2:1 for treatment with brensocatib 10 mg, brensocatib 25 mg, or placebo once daily for 52 weeks, followed by 4 weeks off treatment.
ASPEN Safety and Efficacy Data
We announced positive topline results from the ASPEN trial in May 2024. The primary efficacy analysis included data from 1,680 adult patients and 41 adolescent patients. Brensocatib was well-tolerated in the study. In addition, the study met its primary endpoint, with both dosage strengths of brensocatib demonstrating statistically significant reductions in the annualized rate of adjudicated PEs versus placebo. The study also met several of its prespecified secondary endpoints with statistical significance. We plan to file an NDA with the FDA for brensocatib in patients with bronchiectasis in the fourth quarter of 2024.

Topline efficacy results from the ASPEN study were as follows:

	Brensocatib 10 mg compared to placebo		Brensocatib 25 mg compared to placebo
Primary Endpoint
Reduction in annualized rate of PEs	21.1%	p=0.0019*	19.4%	p=0.0046*
Secondary Endpoints
Prolongation of time to first PE	18.7%	p=0.0100*	17.5%	p=0.0182*
Increase in odds of remaining exacerbation free over 52 weeks	41.2%	p=0.0059*	40.0%	p=0.0074*
Change from baseline in post-bronchodilator forced expiratory volume in 1 second (FEV1) at week 52	11 mL	p=0.3841	38 mL	p=0.0054*
Reduction in annualized rate of severe PEs	25.8%	p=0.1277	26.0%	p=0.1025
Change from baseline in the Quality of Life – Bronchiectasis (QOL-B) Respiratory Score at week 52	2.0 points	p=0.0594	3.8 points	p=0.0004^
* - Statistically significant
^ - Nominally significant p-value
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
We also plan to explore the potential of brensocatib in additional neutrophil-mediated diseases, including CRSsNP and HS. CRSsNP currently has one approved pharmacological therapy (corticosteriod nasal spray); however, many patients do not respond to corticosteroids or endoscopic sinus surgery. The Phase 2b BiRCh trial of brensocatib in patients with CRSsNP is underway and we expect to initiate a Phase 2 study of brensocatib in patients with HS in the second half of 2024.
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
Cost of Product Revenues (Excluding Amortization of Intangible Assets)
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to royalty expenses. We began capitalizing ARIKAYCE related inventory upon FDA approval of ARIKAYCE in September 2018.
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
Change in Fair Value of Deferred and Contingent Consideration Liabilities
In connection with the Business Acquisition, we recorded deferred and contingent consideration liabilities related to potential future milestone payments. Adjustments to the fair value are due to changes in: our stock price; the probability of achieving milestones; or certain other estimated assumptions. The change in fair value of deferred and contingent consideration liabilities is calculated quarterly with gains and losses recorded in the consolidated statements of comprehensive loss.
Investment Income and Interest Expense
Investment income consists of interest and dividend income earned on our cash and cash equivalents and marketable securities. Interest expense consists primarily of contractual interest costs, Royalty Financing Agreement non-cash interest expense and the amortization of debt issuance costs related to our debt. Debt issuance costs are amortized to interest expense using the effective interest rate method over the term of the debt. Our balance sheet reflects debt, net of the debt issuance costs paid to the lender, and other third-party costs. Unamortized debt issuance costs associated with extinguished debt are expensed in the period of the extinguishment.
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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2024 and 2023
Overview - Operating Results
Our operating results for the three months ended June 30, 2024, included the following:
•Product revenues, net, increased $13.1 million, or 17.0%, as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $4.4 million as compared to the same period in the prior year as a result of the increase in sales volumes of ARIKAYCE;
•R&D expenses decreased $50.2 million as compared to the same period in the prior year primarily as a result of the non-cash cost of the Adrestia acquisition in the second quarter of 2023;
•SG&A expenses increased $22.1 million as compared to the same period in the prior year primarily as a result of increases in compensation and benefit-related expenses and stock-based compensation costs;
•Amortization of intangible assets of $1.3 million was consistent with the same period in the prior year;
•Change in fair value of deferred and contingent consideration liabilities increased $90.2 million, primarily as a result of the change in our share price; and
•Interest expense increased $0.6 million as compared to the same period in the prior year due to the Term Loan.

Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2024	2023	$	%
US	$63,793	$57,665	$6,128	10.6%
Japan	21,111	15,593	5,518	35.4%
Europe and rest of world	5,436	3,971	1,465	36.9%
Total product revenues, net	$90,340	$77,229	$13,111	17.0%
Product revenues, net, for the three months ended June 30, 2024 increased to $90.3 million as compared to $77.2 million in the same period in 2023, an increase of 17.0%, as a result of growth in ARIKAYCE sales in the US, Japan and Europe and the rest of the world.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the three months ended June 30, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2024	2023	$	%
Cost of product revenues (excluding amortization of intangible assets)	$20,964	$16,594	$4,370	26.3%
Cost of product revenues, as % of revenues	23.2%	21.5%
Cost of product revenues (excluding amortization of intangible assets) increased by $4.4 million, or 26.3%, to $21.0 million for the three months ended June 30, 2024 as compared to $16.6 million in the same period in 2023. The increase in cost of product revenues (excluding amortization of intangibles) for the three months ended June 30, 2024 was primarily attributable to the increase in product revenues discussed above.
R&D Expenses
R&D expenses for the three months ended June 30, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2024	2023	$	%
External Expenses
Clinical development and research	$46,580	$45,275	$1,305	2.9%
Milestone payable to AstraZeneca	12,500	—	12,500	NA
Manufacturing	16,387	18,161	(1,774)	(9.8)%
Regulatory, quality assurance, and medical affairs	6,925	4,964	1,961	39.5%
Adrestia non-cash asset acquisition	—	76,497	(76,497)	(100.0)%
Subtotal—external expenses	$82,392	$144,897	$(62,505)	(43.1)%
Internal Expenses
Compensation and benefit-related expenses	43,908	32,413	$11,495	35.5%
Stock-based compensation	11,301	8,787	2,514	28.6%
Other internal operating expenses	9,147	10,872	(1,725)	(15.9)%
Subtotal—internal expenses	$64,356	$52,072	$12,284	23.6%
Total R&D expenses	$146,748	$196,969	$(50,221)	(25.5)%
R&D expenses decreased to $146.7 million during the three months ended June 30, 2024 from $197.0 million in the same period in 2023. The $50.2 million decrease in R&D expenses was primarily due to the $76.5 million non-cash asset acquisition cost of Adrestia in the second quarter of 2023, partially offset by an increase of $14.0 million in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount and a $12.5 million milestone payment due to AstraZeneca upon our release of an official public statement that we intend to file an NDA for brensocatib.

External R&D expenses by product for the three months ended June 30, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2024	2023	$	%
ARIKAYCE external R&D expenses	$14,896	$15,373	$(477)	(3.1)%
Brensocatib external R&D expenses	37,806	26,739	11,067	41.4%
TPIP external R&D expenses	14,773	13,960	813	5.8%
Non-cash asset acquisitions	—	76,497	(76,497)	(100.0)%
Other external R&D expenses	14,917	12,328	2,589	21.0%
Total external R&D expenses	$82,392	$144,897	$(62,505)	(43.1)%
SG&A Expenses
SG&A expenses for the three months ended June 30, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2024	2023	$	%
Compensation and benefit-related expenses	$35,087	$27,769	$7,318	26.4%
Stock-based compensation	11,985	9,571	2,414	25.2%
Professional fees and other external expenses	45,024	36,198	8,826	24.4%
Facility related and other internal expenses	14,473	10,893	3,580	32.9%
Total SG&A expenses	$106,569	$84,431	$22,138	26.2%
SG&A expenses increased to $106.6 million during the three months ended June 30, 2024 from $84.4 million in the same period in 2023. The $22.1 million increase resulted primarily from an $9.7 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount and an $8.8 million increase in professional fees and other external expenses driven by commercial readiness activities for brensocatib.
Amortization of Intangible Assets
Amortization of intangible assets for both the three months ended June 30, 2024 and 2023 was $1.3 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration for the three months ended June 30, 2024 was $103.7 million. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the businesses we acquired. The change in fair value of deferred and contingent consideration for the three months ended June 30, 2024 was primarily due to the increase in our share price.
Investment Income
Investment income decreased to $10.3 million for the three months ended June 30, 2024 as compared to $11.2 million in the same period in 2023 primarily due to a decrease in our average cash and cash equivalents and marketable securities balances in 2024 relative to 2023.
Interest Expense
Interest expense increased to $21.3 million for the three months ended June 30, 2024 as compared to $20.6 million in the same period in 2023 primarily due to interest related to the Term Loan. See Note 10 - Debt and Note 11 - Royalty Financing Agreement in this Quarterly Report on Form 10-Q for further details.
Change in Fair Value of Interest Rate Swap
The change in fair value of interest rate swap for the three months ended June 30, 2024 was $0.4 million. Adjustments to the fair value are due to changes in interest rates as of June 30, 2024 relative to the fair value of interest rate swap as of December 31, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023
Overview - Operating Results
Our operating results for the six months ended June 30, 2024, included the following:
•Product revenues, net, increased $23.4 million, or 16.4%, as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $8.0 million as compared to the same period in the prior year as a result of the increase in sales volumes of ARIKAYCE;
•R&D expenses decreased $57.0 million as compared to the same period in the prior year primarily as a result of the non-cash costs of the Adrestia and Vertuis acquisitions in 2023;
•SG&A expenses increased $35.3 million as compared to the same period in the prior year primarily as a result of increases in compensation and benefit-related expenses and stock-based compensation costs;
•Amortization of intangible assets of $2.5 million was consistent with the same period in the prior year;
•Change in fair value of deferred and contingent consideration liabilities increased $87.8 million, primarily as a result of the change in our share price; and
•Interest expense increased $1.7 million as compared to the same period in the prior year due to the Term Loan.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2024	2023	$	%
US	$120,142	$106,732	$13,410	12.6%
Japan	36,002	28,749	7,253	25.2%
Europe and rest of world	9,696	6,962	2,734	39.3%
Total product revenues, net	$165,840	$142,443	$23,397	16.4%
Product revenues, net, for the six months ended June 30, 2024 increased to $165.8 million as compared to $142.4 million in the same period in 2023, an increase of 16.4%, as a result of growth in ARIKAYCE sales in the US, Japan and Europe and the rest of the world.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the six months ended June 30, 2024 and 2023 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2024	2023	$	%
Cost of product revenues (excluding amortization of intangible assets)	$38,421	$30,424	$7,997	26.3%
Cost of product revenues, as % of revenues	23.2%	21.4%
Cost of product revenues (excluding amortization of intangible assets) increased by $8.0 million, or 26.3%, to $38.4 million for the six months ended June 30, 2024 as compared to $30.4 million in the same period in 2023. The increase in cost of product revenues (excluding amortization of intangibles) for the six months ended June 30, 2024 was primarily attributable to the increase in product revenues discussed above.
R&D Expenses
R&D expenses for the six months ended June 30, 2024 and 2023 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2024	2023	$	%
External Expenses
Clinical development and research	$87,649	$88,413	$(764)	(0.9)%
Milestone payment to AstraZeneca	12,500	—	12,500	NA
Manufacturing	30,463	31,773	(1,310)	(4.1)%
Regulatory, quality assurance, and medical affairs	12,281	15,294	(3,013)	(19.7)%
Non-cash asset acquisitions	—	86,747	(86,747)	(100.0)%
Subtotal—external expenses	$142,893	$222,227	$(79,334)	(35.7)%
Internal Expenses
Compensation and benefit-related expenses	85,368	65,649	$19,719	30.0%
Stock-based compensation	21,636	16,686	4,950	29.7%
Other internal operating expenses	17,934	20,272	(2,338)	(11.5)%
Subtotal—internal expenses	$124,938	$102,607	$22,331	21.8%
Total R&D expenses	$267,831	$324,834	$(57,003)	(17.5)%
R&D expenses decreased to $267.8 million during the six months ended June 30, 2024 from $324.8 million in the same period in 2023. The $57.0 million decrease in R&D expenses was primarily due to the $86.7 million non-cash asset acquisition cost of Adrestia and Vertuis in the first half of 2023, partially offset by an increase of $24.7 million in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount and a $12.5 million milestone payment due to AstraZeneca upon our release of an official public statement that we intend to file an NDA for brensocatib.
External R&D expenses by product for the six months ended June 30, 2024 and 2023 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2024	2023	$	%
ARIKAYCE external R&D expenses	$28,822	$33,622	$(4,800)	(14.3)%
Brensocatib external R&D expenses	57,324	53,274	4,050	7.6%
TPIP external R&D expenses	28,555	28,269	286	1.0%
Non-cash asset acquisitions	—	86,747	(86,747)	(100.0)%
Other external R&D expenses	28,192	20,315	7,877	38.8%
Total external R&D expenses	$142,893	$222,227	$(79,334)	(35.7)%
SG&A Expenses
SG&A expenses for the six months ended June 30, 2024 and 2023 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2024	2023	$	%
Compensation and benefit-related expenses	$67,672	$56,164	$11,508	20.5%
Stock-based compensation	23,100	18,116	4,984	27.5%
Professional fees and other external expenses	79,694	66,164	13,530	20.4%
Facility related and other internal expenses	29,205	23,901	5,304	22.2%
Total SG&A expenses	$199,671	$164,345	$35,326	21.5%
SG&A expenses increased to $199.7 million during the six months ended June 30, 2024 from $164.3 million in the same period in 2023. The $35.3 million increase resulted primarily from an $16.5 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount and a $13.5 million increase in professional fees and other external expenses driven by commercial readiness activities for brensocatib.

Amortization of Intangible Assets
Amortization of intangible assets for both the six months ended June 30, 2024 and 2023 was $2.5 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration for the six months ended June 30, 2024 was $91.8 million. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the businesses we acquired. The change in fair value of deferred and contingent consideration for the six months ended June 30, 2024 was primarily due to the increase in our share price.
Investment Income
Investment income decreased to $19.1 million for the six months ended June 30, 2024 as compared to $21.7 million in the same period in 2023 primarily due to a decrease in our average cash and cash equivalents and marketable securities balances in 2024 relative to 2023.
Interest Expense
Interest expense increased to $42.3 million for the six months ended June 30, 2024 as compared to $40.6 million in the same period in 2023 primarily due to interest related to the Term Loan. See Note 10 - Debt and Note 11 - Royalty Financing Agreement in this Quarterly Report on Form 10-Q for further details.
Change in Fair Value of Interest Rate Swap
The change in fair value of interest rate swap for the six months ended June 30, 2024 was $2.7 million. Adjustments to the fair value are due to changes in interest rates as of June 30, 2024 relative to the fair value of interest rate swap as of December 31, 2023.
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
In May 2024, we completed an underwritten offering of 14,514,562 shares of our common stock at a public offering price of $51.50 per share. 1,893,203 of the shares of common stock were issued pursuant to the exercise in full of the underwriters' option to purchase additional shares. Our net proceeds from the sale of the shares, after deducting underwriting discounts and estimated offering expenses of $34.3 million, were $713.2 million.
In the first quarter of 2024, the Company entered into a new sales agreement with Leerink to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $500.0 million, from time to time, through the new ATM program, under which Leerink acts as sales agent. No shares were sold through the new ATM program during the six months ended June 30, 2024.
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
Cash Flows
As of June 30, 2024, we had cash and cash equivalents of $1,246.8 million, as compared with $482.4 million as of December 31, 2023. In addition, as of December 31, 2023, we had marketable securities of $298.1 million. The $764.4 million increase in cash and cash equivalents was primarily due to our underwritten offering of common stock in May 2024 and the maturity of marketable securities, partially offset by our cash used in operating activities. Our working capital was $894.0 million as of June 30, 2024, as compared with $703.4 million as of December 31, 2023.
Net cash used in operating activities was $307.0 million and $269.1 million for the six months ended June 30, 2024 and 2023, respectively. The net cash used in operating activities during the six months ended June 30, 2024 and 2023 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The increase in cash used in operating activities for the six months ended June 30, 2024 compared to the corresponding period in 2023 was primarily due to the increase in net loss, excluding the adjustments to reconcile net loss to net cash used in operating activities.
Net cash provided by (used in) investing activities was $288.5 million and $(232.6) million for the six months ended June 30, 2024 and 2023, respectively. The increase in 2024 is due to the maturity of marketable securities in the six months ended June 30, 2024 and purchase of marketable securities in the six months ended June 30, 2023.
Net cash provided by financing activities was $784.5 million and $43.9 million for the six months ended June 30, 2024 and 2023, respectively. The increase in 2024 is due to net proceeds received from the issuance of common stock in our underwritten offering in May 2024 and proceeds from exercise of stock options and our ESPP in the six months ended June 30, 2024.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations during the six months ended June 30, 2024 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2024, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government. As of June 30, 2024, we had no marketable securities.
As of June 30, 2024, we had $800.0 million of convertible notes outstanding. Our 2025 Convertible Notes and our 2028 Convertible Notes bear interest at a coupon rate of 1.75% and 0.75%, respectively. In addition, as of June 30, 2024, we had a $350 million Term Loan and a $150.0 million Royalty Financing Agreement outstanding. The Term Loan accrues interest quarterly at the SOFR subject to a floor of 2.5%, plus a margin of 7.75% per annum. We entered into the Swap Contract as a hedge to the Term Loan variable interest rate. The Royalty Financing Agreement requires a Revenue Interest Payment of 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% thereafter as well as 0.75% of brensocatib global net sales, if approved. If a 10% change in interest rates had occurred on June 30, 2024, it would not have had a material effect on the fair value of our debt as of that date, nor would it have a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the six months ended June 30, 2024 and 2023, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 4.                                                CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities adopted, modified or terminated by our executive officers and directors during the second quarter of 2024, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a Trading Plan).

Name and Title	Date of Adoption of Trading Plan	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan	Date Plan Terminated
S. Nicole Schaeffer Chief People Strategy Officer	2/27/2024	6/03/2024	5/21/2025	63,734	06/07/2024
	6/11/2024	9/10/2024	04/01/2025	46,309	N/A
Martina Flammer Chief Medical Officer	6/07/2024	9/06/2024	08/29/2025	370,536	N/A
Michael Smith Chief Legal Officer	6/13/2024	9/13/2024	05/21/2025	27,871	N/A
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

10.1**
Amendment No. 1 to Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Appendix A to Insmed Incorporated’s Proxy Statement on Schedule 14A, filed on April 1, 2024).

10.1.1**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan.

10.1.2**	Form of Award Agreement for Non-Qualified Stock Options to non-U.S. employees pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan.

10.1.3**	Form of Award Agreement for Restricted Stock Units pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan.

10.1.4**	Form of Award Agreement for Restricted Stock Units to non-U.S. employees pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan.

10.2**	Omnibus Amendment to Insmed Incorporated Incentive Awards and Inducement Awards, dated May 8, 2024.

10.3**	Form of Non-Qualified Stock Option Inducement Award Agreement.

10.4**	Form of Non-Qualified Stock Option Inducement Award Agreement for non-U.S. employees.

10.5*	Commercialization Agreement, dated July 8, 2014, between Insmed Incorporated and PARI Pharma GmbH.

10.5.1*	Amendment No. 1 to the Commercialization Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 21, 2017.

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2024 and 2023, (iii) Consolidated Statements of Shareholders' Deficit for the three and six months ended June 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL and contained in Exhibit 101.

* Certain portions of this exhibit have been redacted.
** Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: August 8, 2024	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)