Form 10-Q
period 2024-09-30
INSMED Inc
filed 2024-10-31
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2024, there were 178,902,721 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$461,451	$482,374
Marketable securities	1,006,457	298,073
Accounts receivable	42,317	41,189
Inventory	98,470	83,248
Prepaid expenses and other current assets	41,150	24,179
Total current assets	1,649,845	929,063
Fixed assets, net	75,265	65,384
Finance lease right-of-use assets	18,951	20,985
Operating lease right-of-use assets	16,030	18,017
Intangibles, net	59,915	63,704
Goodwill	136,110	136,110
Other assets	96,856	96,574
Total assets	$2,052,972	$1,329,837
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$248,684	$214,987
Finance lease liabilities	2,871	2,610
Operating lease liabilities	7,633	8,032
Total current liabilities	259,188	225,629
Debt, long-term	954,831	1,155,313
Royalty financing agreement	160,049	155,034
Contingent consideration	157,600	84,600
Finance lease liabilities, long-term	24,841	27,026
Operating lease liabilities, long-term	9,692	11,013
Other long-term liabilities	3,356	3,145
Total liabilities	1,569,557	1,661,760
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 178,846,991 and 147,977,960 issued and outstanding shares at September 30, 2024 and December 31, 2023, respectively	1,788	1,480
Additional paid-in capital	4,605,449	3,113,487
Accumulated deficit	(4,124,369)	(3,446,145)
Accumulated other comprehensive income (loss)	547	(745)
Total shareholders’ equity (deficit)	483,415	(331,923)
Total liabilities and shareholders’ equity (deficit)	$2,052,972	$1,329,837
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Product revenues, net	$93,425	$79,072	$259,265	$221,515

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	21,170	16,706	59,591	47,130
Research and development	150,809	109,148	418,640	433,982
Selling, general and administrative	118,930	90,626	318,601	254,971
Amortization of intangible assets	1,263	1,263	3,789	3,789
Change in fair value of deferred and contingent consideration liabilities	14,682	8,997	106,482	12,997
Total operating expenses	306,854	226,740	907,103	752,869

Operating loss	(213,429)	(147,668)	(647,838)	(531,354)

Investment income	16,982	10,583	36,050	32,279
Interest expense	(21,054)	(20,288)	(63,363)	(60,910)
Change in fair value of interest rate swap	(3,852)	(1,301)	(1,106)	(1,650)
Other income (expense), net	1,843	285	474	(314)
Loss before income taxes	(219,510)	(158,389)	(675,783)	(561,949)

Provision for income taxes	1,014	544	2,441	1,557

Net loss	$(220,524)	$(158,933)	$(678,224)	$(563,506)

Basic and diluted net loss per share	$(1.27)	$(1.11)	$(4.27)	$(4.06)

Weighted average basic and diluted common shares outstanding	173,721	142,899	159,013	138,960

Net loss	$(220,524)	$(158,933)	$(678,224)	$(563,506)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	2,872	(1,075)	823	(3,448)
Unrealized gain on marketable securities	505	248	469	614
Total comprehensive loss	$(217,147)	$(159,760)	$(676,932)	$(566,340)

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (Deficit) (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2023	142,750	$1,428	$2,945,229	$(3,101,151)	$(1,251)	$(155,745)
Comprehensive loss:
Net loss				(158,933)		(158,933)
Other comprehensive loss					(827)	(827)
Exercise of stock options and ESPP shares	121	—	2,258			2,258
Issuance of common stock for vesting of RSUs	1	—				—
Deferred payments for Business Acquisition	177	2	3,895			3,897
Stock-based compensation expense			19,993			19,993
Balance at September 30, 2023	143,049	$1,430	$2,971,375	$(3,260,084)	$(2,078)	$(289,357)

Balance at June 30, 2024	166,667	$1,667	$3,943,826	$(3,903,845)	$(2,830)	$38,818
Comprehensive loss:
Net loss				(220,524)		(220,524)
Other comprehensive loss					3,377	3,377
Exercise of stock options and ESPP shares	1,219	12	26,868			26,880
Net proceeds from issuance of common stock	5,022	50	370,928			370,978
Issuance of common stock for vesting of RSUs	1	—				—
Deferred payments for Business Acquisition and Vertuis Bio, Inc.	197	2	14,080			14,082
Issuance of common stock upon conversion of convertible notes	5,741	57	224,202			224,259
Stock-based compensation expense			25,545			25,545
Balance at September 30, 2024	178,847	$1,788	$4,605,449	$(4,124,369)	$547	$483,415
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (Deficit) (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2022	135,654	$1,357	$2,782,416	$(2,696,578)	$756	$87,951
Comprehensive loss:
Net loss				(563,506)		(563,506)
Other comprehensive loss					(2,834)	(2,834)
Exercise of stock options and ESPP shares	716	7	10,674			10,681
Net proceeds from issuance of common stock	2,028	20	37,994			38,014
Issuance of common stock for vesting of RSUs	543	5				5
Deferred payments for Business Acquisition	177	2	3,895			3,897
Issuance of common stock for asset acquisitions	3,931	39	81,601			81,640
Stock-based compensation expense			54,795			54,795
Balance at September 30, 2023	143,049	$1,430	$2,971,375	$(3,260,084)	$(2,078)	$(289,357)

Balance at December 31, 2023	147,978	$1,480	$3,113,487	$(3,446,145)	$(745)	$(331,923)
Comprehensive loss:
Net loss				(678,224)		(678,224)
Other comprehensive loss					1,292	1,292
Exercise of stock options and ESPP shares issuance	4,498	45	99,458			99,503
Net proceeds from issuance of common stock	19,537	195	1,083,941			1,084,136
Issuance of common stock for vesting of RSUs	896	9				9
Deferred payments for Business Acquisition and Vertuis Bio, Inc.	197	2	14,080			14,082
Issuance of common stock upon conversion of convertible notes	5,741	57	224,202			224,259
Stock-based compensation expense			70,281			70,281
Balance at September 30, 2024	178,847	$1,788	$4,605,449	$(4,124,369)	$547	$483,415
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(678,224)	$(563,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,483	4,052
Amortization of intangible assets	3,789	3,789
Stock-based compensation expense	70,281	54,795
Amortization of debt issuance costs	5,136	5,568
Paid-in-kind interest capitalized	19,233	17,202
Royalty financing non-cash interest expense	14,979	14,016
Accretion of discount on marketable securities, net	(8,133)	(6,291)
Finance lease amortization expense	2,034	2,034
Non-cash operating lease expense	2,230	8,423
Change in fair value of deferred and contingent consideration liabilities	106,482	12,997
Change in fair value of interest rate swap	1,106	1,650
Vertuis acquisition	—	10,250
Adrestia acquisition	—	76,481
Changes in operating assets and liabilities:
Accounts receivable	(1,115)	(7,428)
Inventory	(14,922)	(9,179)
Prepaid expenses and other current assets	(16,981)	(1,196)
Other assets	5,625	(16,905)
Accounts payable and accrued liabilities	3,462	(6,554)
Other liabilities	(7,368)	(5,626)
Net cash used in operating activities	(487,903)	(405,428)
Investing activities
Purchase of fixed assets	(15,151)	(11,135)
Purchase of marketable securities	(999,782)	(292,689)
Cash acquired in asset acquisition	—	3,417
Maturities of marketable securities	300,000	75,000
Net cash used in investing activities	(714,933)	(225,407)
Financing activities
Proceeds from exercise of stock options and ESPP	99,503	10,763
Proceeds from issuance of common stock, net	1,084,136	38,014
Payments of finance lease principal	(1,924)	(2,383)
Payment of debt issuance costs	—	(1,218)
Net cash provided by financing activities	1,181,715	45,176
Effect of exchange rates on cash and cash equivalents	198	(1,264)
Net decrease in cash and cash equivalents	(20,923)	(586,923)
Cash and cash equivalents at beginning of period	482,374	1,074,036
Cash and cash equivalents at end of period	$461,451	$487,113
Supplemental disclosures of cash flow information:
Cash paid for interest	$25,327	$27,461
Cash paid for income taxes	$2,251	$1,880

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
The Company's pipeline includes clinical-stage programs, brensocatib and treprostinil palmitil inhalation powder (TPIP), as well as early-stage research programs. Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), which the Company is developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases, including chronic rhinosinusitis without nasal polyps (CRSsNP) and hidradenitis suppurativa (HS). TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary hypertension associated with interstitial lung disease (PH-ILD) and pulmonary arterial hypertension (PAH). The Company's early-stage research programs encompass a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
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
     The Company had $461.5 million in cash and cash equivalents and $1.0 billion in marketable securities as of September 30, 2024 and reported a net loss of $678.2 million for the nine months ended September 30, 2024. The Company has funded its operations through public offerings of equity securities, debt financings and revenue interest financings. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP and its other pipeline programs, continuing commercialization and regulatory activities for ARIKAYCE and pre-commercial, regulatory and, if approved, commercialization activities for brensocatib, and funding other general and administrative activities.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 1. The Company and Basis of Presentation (Continued)
conditions. If the Company is unable to obtain sufficient additional funds when required, the Company may be forced to delay, restrict or eliminate all or a portion of its development programs or commercialization efforts.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Celtrix Pharmaceuticals, Inc., Insmed France SAS, Insmed Gene Therapy LLC, Insmed Germany GmbH, Insmed Godo Kaisha, Insmed Holdings Limited, Insmed Innovation UK Limited, Insmed Ireland Limited, Insmed Italy S.R.L., Insmed Limited, Insmed Netherlands B.V., Insmed Netherlands Holdings B.V., and Insmed Switzerland GmbH.
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
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for uncollectible trade receivables. The following table presents the percentage of gross product revenue represented by the Company's three largest customers as of the nine months ended September 30, 2024 and their respective percentages for the nine months ended September 30, 2023.

	Nine Months Ended September 30,
	2024	2023
Customer A	35%	35%
Customer B	31%	35%
Customer C	19%	18%
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
Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable, unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired. None of the Company's contingent consideration met the definition of a derivative as of September 30, 2024. Upon recognition of a contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.
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
Goodwill—Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As of September 30, 2024 and December 31, 2023, the Company continues to operate as one reporting unit. The Company performs an impairment test for goodwill annually as of October 1. See Note 6 - Intangibles, Net and Goodwill for further details.
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
Foreign Currency—The Company has operations in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the UK, and Japan. The results of the Company's non-US dollar based functional currency operations are translated to US dollars at the average exchange rates during the period. Assets and liabilities are translated at the exchange rate prevailing at the balance sheet date. Equity is translated at the prevailing exchange rate at the date of the equity transaction. Translation adjustments are included in total shareholders' equity (deficit), as a component of accumulated other comprehensive income (loss).
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
The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Numerator:
Net loss	$(220,524)	$(158,933)	$(678,224)	$(563,506)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	173,721	142,899	159,013	138,960
Effect of dilutive securities:
Common stock options	—	—	—	—
RS and RSUs	—	—	—	—
PSUs	—	—	—	—
Convertible debt securities	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	173,721	142,899	159,013	138,960
Net loss per share:
Basic and diluted	$(1.27)	$(1.11)	$(4.27)	$(4.06)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of September 30, 2024 and 2023, respectively, as their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2024	2023
Common stock options	22,371	22,496
Unvested RS and RSUs	3,375	2,787
PSUs	665	666
Convertible debt securities	17,692	23,438
Recent Accounting Pronouncements—Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)–Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 2. Summary of Significant Accounting Policies (Continued)
within fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption of ASU 2023-07 on its consolidated financial statements and footnotes.
In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures, in order to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adoption of ASU 2023-09 on its consolidated financial statements.
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
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of September 30, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$461.5	$461.5	$—	$—
Marketable securities	$1,006.5	$1,006.5	$—	$—
Collateral for interest rate swap	$6.0	$6.0	$—	$—
Liabilities
Interest rate swap	$2.3	$—	$2.3	$—
Contingent consideration	$183.7	$—	$—	$183.7

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
During the nine months ended September 30, 2024, $1.0 billion of marketable securities were purchased and $300.0 million of marketable securities matured, each consisting of US Treasury Notes.
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. The collateral for interest rate swap and the interest rate swap are recorded in other assets and accounts payable and accrued liabilities, respectively, in the consolidated balance sheet as of September 30, 2024 and December 31, 2023. The collateral for interest rate swap is cash, a Level 1 asset. The interest rate swap is a Level 2 liability as it uses observable inputs other than quoted market prices in an active market. There were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, new Level 1 assets were added in connection with the Company's purchase of available-for-sale securities.
As of September 30, 2024, the Company held $1.0 billion available-for-sale securities. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets.
The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) failure of the issuer to make scheduled interest or principal payments; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the nine months ended September 30, 2024.
Deferred Consideration
The deferred consideration arose from the acquisition of Motus Biosciences, Inc. (Motus) in August 2021. The Company was obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date, subject to certain reductions. During August 2022, August 2023, and August 2024, the Company fulfilled the payments due on the first, second and third anniversaries of the closing date by issuing 171,427 shares, 177,203 shares and 182,182 shares of the Company's common stock, respectively, after certain reductions. A valuation of the deferred consideration was performed quarterly with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. As the deferred consideration was settled in shares, no discount rate was applied in the fair value calculation.
The deferred consideration was classified as a Level 2 recurring liability as its valuation utilized an input, the Insmed share price, which is a directly observable input at the measurement date and for the duration of the liabilities' anticipated lives. Deferred consideration expected to be settled within twelve months or less is classified as a current liability within accounts payable and accrued liabilities. As of September 30, 2024, there is no remaining deferred consideration.
Contingent Consideration
The contingent consideration liabilities arose from the acquisitions of Motus and AlgaeneX, Inc. (AlgaeneX) (together, the Business Acquisition) in August 2021 (see Note 16 - Acquisitions). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher milestone and net sales milestones. Upon the achievement

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 5,348,572 shares in the aggregate and AlgaeneX equityholders up to 368,867 shares in the aggregate. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. At September 30, 2024, the weighted average probability of success was 42%. The development and regulatory milestones will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation.
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
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of September 30, 2024, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.
The contingent consideration liabilities have been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the inputs to the valuation approach, the estimated fair value could be significantly different than the fair value the Company determined. Contingent consideration expected to be settled within twelve months or less is classified as a current liability within accounts payable and accrued liabilities. Contingent consideration expected to be settled in more than twelve months is classified as a non-current liability. As of September 30, 2024, the fair value of the current and non-current contingent consideration was $26.1 million and $157.6 million, respectively.
A valuation of the contingent consideration liabilities is performed quarterly with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. The following significant unobservable inputs were used in the valuation of the development and regulatory milestones and the priority review voucher milestone as of September 30, 2024:

	Fair Value as of September 30, 2024 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$176.3	Probability-adjusted	Probabilities of success	14% - 97%
Priority review voucher milestone	$5.7	Probability-adjusted discounted cash flow	Probability of success	16.4%
			Discount rate	14.9%
The following table is a summary of the changes in the fair value of the Company's valuations for the deferred and contingent consideration liabilities for the nine months ended September 30, 2024 and 2023 (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)

	Deferred Consideration (Level 2 Liabilities)	Contingent Consideration (Level 3 Liabilities)
Balance as of December 31, 2022	$7,400	$58,100
Additions	—	—
Change in fair value	1,200	11,800
Payments	(3,900)	—
Balance as of September 30, 2023	$4,700	$69,900

Balance as of December 31, 2023	$5,700	$84,600
Additions	—	—
Change in fair value	7,400	99,100
Payments	(13,100)	—
Balance as of September 30, 2024	$—	$183,700
Convertible Notes
The fair value of the Company's convertible notes, which differs from their carrying value, is influenced by interest rates, the Company's stock price and stock price volatility (collectively, the Current Market Factors), and is determined by prices for the convertible notes observed in market trading which are Level 2 inputs.
The estimated fair value of the Company's 0.75% convertible senior notes due 2028 (the 2028 Convertible Notes) (categorized as a Level 2 liability for fair value measurement purposes) as of September 30, 2024 was $1.3 billion, determined using Current Market Factors and the ability of the Company to obtain debt on comparable terms to the 2028 Convertible Notes. See Note 10 - Debt for further details.
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
The following table presents a geographic summary of the Company's product revenues, net, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
US	$66,868	$59,203	$187,010	$165,935
Japan	20,983	16,033	56,985	44,782
Europe and rest of world	5,574	3,836	15,270	10,798
Total product revenues, net	$93,425	$79,072	$259,265	$221,515
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
5. Inventory
The Company's inventory balance consists of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Raw materials	$22,668	$24,562
Work-in-process	38,991	33,480
Finished goods	36,811	25,206
	$98,470	$83,248
Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company has not recorded any significant inventory write-downs. The Company currently uses a limited number of third-party contract manufacturing organizations (CMOs) to produce its inventory.
6. Intangibles, Net and Goodwill
 Intangibles, Net
Finite-lived Intangible Assets
As of September 30, 2024, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D and the milestones paid to PARI for the license to use the Lamira® Nebulizer System (Lamira) for the delivery of ARIKAYCE to patients as a result of the US Food and Drug Administration (FDA) and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestone-related intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of these assets during each of the next five years is estimated to be approximately $5.1 million per year.
Indefinite-lived Intangible Assets
As of September 30, 2024, the Company's indefinite-lived intangible assets consisted of acquired IPR&D from the Business Acquisition (see Note 16 - Acquisitions). Indefinite-lived intangible assets are not amortized. A rollforward of the Company's intangible assets for the nine months ended September 30, 2024 and September 30, 2023 is as follows (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Intangibles, Net and Goodwill (Continued)

Intangible Asset	December 31, 2023	Additions	Amortization	September 30, 2024
Acquired ARIKAYCE R&D	$32,738	$—	$(3,638)	$29,100
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,366	—	(151)	1,215
	$63,704	$—	$(3,789)	$59,915

Intangible Asset	December 31, 2022	Additions	Amortization	September 30, 2023
Acquired ARIKAYCE R&D	$37,588	$—	$(3,638)	$33,950
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,568	—	(151)	1,417
	$68,756	$—	$(3,789)	$64,967
Goodwill
The Company's goodwill balance of $136.1 million as of September 30, 2024 and December 31, 2023, resulted from the August 2021 Business Acquisition. See Note 16 - Acquisitions for further details.
7. Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)	As of
Asset Description		September 30, 2024	December 31, 2023
Lab equipment	7	$25,070	$22,660
Furniture and fixtures	7	6,428	6,428
Computer hardware and software	3-5	6,369	6,001
Office equipment	7	89	89
Manufacturing equipment	7	1,336	1,336
Leasehold improvements	2-10	38,058	38,049
Construction in progress	—	46,855	35,449
		124,205	110,012
Less: accumulated depreciation		(48,940)	(44,628)
		$75,265	$65,384

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Accounts payable and other accrued operating expenses	$64,950	$65,393
Accrued clinical trial expenses	19,456	23,711
Accrued professional fees	19,627	13,885
Accrued technical operation expenses	8,953	9,187
Accrued compensation and employee related costs	55,698	48,933
Accrued royalty and milestones payable	6,639	5,674
Accrued interest payable	1,437	2,175
Revenue Interest Payments payable	3,723	3,347
Accrued sales allowances and related costs	14,458	10,937
Accrued France ATU reimbursement payable	19,117	14,685
Deferred and contingent consideration	26,100	6,700
Other accrued liabilities	8,526	10,360
	$248,684	$214,987
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
The Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $12.3 million and $3.9 million for the three months ended September 30, 2024 and 2023, respectively, and $20.4 million and $8.1 million for the nine months ended September 30, 2024 and 2023, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.
The table below summarizes the supplemental non-cash disclosures of the Company's leases included in its consolidated financial statements (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Leases (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Finance right-of-use assets obtained in exchange for lease obligations	$—	$—		$—
Operating right-of-use assets obtained in exchange for lease obligations	$—	$3,089	$5,656	$4,970
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $56.9 million and $49.1 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet as of September 30, 2024 and December 31, 2023, respectively. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.
10. Debt
Debt, long-term consists of the following commitments as of September 30, 2024 and December 31, 2023 (in thousands):

	As of
	September 30, 2024	December 31, 2023
Convertible notes	$566,663	$788,909
Term Loan	388,168	366,404
Debt, long-term	$954,831	$1,155,313
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
In January 2018, the Company completed an underwritten public offering of $450.0 million aggregate principal amount of the 2025 Convertible Notes, including the exercise in full of the underwriters' option to purchase an additional $50.0 million in aggregate principal amount of 2025 Convertible Notes. The Company's net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were approximately $435.8 million. The 2025 Convertible Notes bore interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The 2025 Convertible Notes would have matured on January 15, 2025 but on June 27, 2024, the Company called the outstanding 2025 Convertible Notes for redemption, which was completed on August 9, 2024. See Redemption and Conversion of the 2025 Convertible Notes below for further details.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
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
The 2028 Convertible Notes can be settled in cash, common stock, or a combination of cash and common stock at the Company's option, and thus, the Company determined the embedded conversion option in the 2028 Convertible Notes is not required to be separately accounted for as a derivative. However, since the 2028 Convertible Notes are within the scope of the accounting guidance for cash convertible instruments, the Company is required to separate the 2028 Convertible Notes into liability and equity components. The carrying amount of the liability component of the 2028 Convertible Notes as of the date of issuance was calculated by measuring the fair value of a similar liability that did not have an associated equity component. The fair value was based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The carrying amount of the equity component representing the embedded conversion option of the 2028 Convertible Notes was determined by deducting the fair value of the liability component from the gross proceeds of the 2028 Convertible Notes. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification in the accounting guidance for contracts in an entity’s own equity. The same accounting approach was taken for the 2025 Convertible Notes, which are no longer outstanding.
The fair value of the liability component of the 2025 Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6% and, accordingly, the residual equity component on the date of issuance was $140.9 million. The fair value of the liability component of the 2028 Convertible Notes on the date of issuance was estimated at $371.6 million using an effective interest rate of 7.1% and, accordingly, the residual equity component on the date of issuance was $203.4 million. The respective discounts were amortized to interest expense over the term of the applicable series of convertible notes through December 31, 2022, prior to the adoption of ASU 2020-06. The 2028 Convertible Notes have a remaining term of approximately 3.67 years.
The $566.7 million carrying value of the 2028 Convertible Notes as of September 30, 2024 is net of $8.3 million of

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
unamortized debt issuance costs. The remaining outstanding 2025 Convertible Notes were redeemed by the Company on August 9, 2024, such that none were outstanding as of September 30, 2024. The 2028 Convertible Notes are long-term liabilities as of September 30, 2024. The following table presents the carrying value of the Company's convertible notes balance (in thousands):

	As of
	September 30, 2024	December 31, 2023
Face value of outstanding convertible notes	$574,990	800,000
Debt issuance costs	(8,327)	(11,091)
Total long-term convertible notes	$566,663	$788,909
Redemption and Conversion of the 2025 Convertible Notes
On June 27, 2024, the Company issued a redemption notice for its 2025 Convertible Notes with a redemption date of August 9, 2024 (the Redemption Date). The Company elected to settle any conversions of the 2025 Convertible Notes that occurred on or before the business day prior to the Redemption Date in shares of the Company’s common stock. Holders of $224.8 million aggregate principal amount of the then outstanding 2025 Convertible Notes elected to convert their notes into shares of the Company's common stock at a conversion rate of 25.5384 shares of common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $39.16 per share of common stock). These conversions resulted in the issuance of an aggregate of 5,741,063 shares of the Company’s common stock.
The remaining $0.2 million aggregate principal amount of 2025 Convertible Notes outstanding were redeemed by the Company on the Redemption Date at a redemption price equal to 100% of the principal amount of the 2025 Convertible Notes, plus accrued and unpaid interest on the 2025 Convertible Notes to, but excluding, the Redemption Date (the Redemption Price). For each $1,000 principal amount of 2025 Convertible Notes, the Redemption Price was approximately $1,001.17.
Conversions of 2028 Convertible Notes
On July 1, 2024, the 2028 Convertible Notes became convertible, through the end of the third quarter of 2024, by the holders of such notes due to the satisfaction of the Stock Price Convertibility Trigger applicable to such notes. The current conversion rate for the 2028 Convertible Notes is 30.7692 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $32.50 per share of common stock). The Company has elected to settle any conversions of the 2028 Convertible Notes in shares of common stock.
As of September 30, 2024, holders of ten thousand dollars of aggregate principal amount of 2028 Convertible Notes elected to convert their notes, resulting in an issuance of an aggregate of 306 shares of the Company’s common stock. On October 1, 2024, the 2028 Convertible Notes became convertible, through the end of the fourth quarter of 2024, by the holders of such notes due to the satisfaction of the Stock Price Convertibility Trigger applicable to such notes. The current conversion rate for the 2028 Convertible Notes is 30.7692 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $32.50 per share of common stock). The Company has elected to settle any conversions of the 2028 Convertible Notes in shares of common stock. The 2028 Convertible Notes may be convertible in subsequent quarters if another convertibility-triggering event occurs.
Secured Senior Term Loan
In October 2022, the Company entered into a $350 million senior secured term loan agreement with Pharmakon Advisors LP (Pharmakon), manager of the BioPharma Credit funds (the Term Loan). The Term Loan matures on October 19, 2027 and bears interest at a rate based upon the secured overnight financing rate (SOFR), subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. Up to 50% of the interest payable during the first 24 months from the closing of the Term Loan may be paid-in-kind at the Company's election. If elected, paid-in-kind interest will be capitalized and added to the principal amount of the Term Loan. The Term Loan, including the paid-in-kind interest, will be repaid in eight equal quarterly payments starting in the 13th quarter following the closing of the Term Loan (i.e., the quarter ending March 31, 2026), except that the repayment start date may be extended at the Company's option for an additional four quarters, so that repayments start in the 17th quarter following the closing of the Term Loan, subject to the achievement of specified ARIKAYCE data thresholds and certain other conditions. Net proceeds from the Term Loan, after deducting the lenders' fees and deal expenses of $15.2 million, were $334.8 million. During the nine months ended September 30, 2024, paid-in-kind interest capitalized was $19.2 million.
The following table presents the carrying value of the Company’s Term Loan balance as of September 30, 2024 (in

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
thousands):

	As of
	September 30, 2024	December 31, 2023
Original Term Loan balance	$350,000	$350,000
Paid-in-kind interest capitalized	46,770	27,537
Term Loan issuance costs, unamortized	(8,602)	(11,133)
Term Loan	$388,168	$366,404
As of September 30, 2024, future principal repayments of debt for each of the years through maturity were as follows (in thousands):

Year Ending December 31:
2024	$—
2025	—
2026	198,385
2027	198,385
2028	574,990
2029 and thereafter	—
$971,760
Interest Expense
Interest expense related to debt and finance leases for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Convertible debt contractual interest expense	$1,194	$2,063	$5,319	$6,188
Term Loan contractual interest expense	13,325	12,002	38,466	34,403
Royalty Financing Agreement interest expense	5,264	4,447	14,979	14,016
Amortization of debt issuance costs	1,485	1,840	5,136	5,568
Swap interest income	(765)	(666)	(2,229)	(1,093)
Total debt interest expense	20,503	19,686	61,671	59,082
Finance lease interest expense	551	602	1,692	1,828
Total interest expense	$21,054	$20,288	$63,363	$60,910
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
The following table shows the activity within the liability account for the nine-month period ended September 30, 2024 and year ended December 31, 2023 (in thousands):

	Nine Months Ended September 30, 2024	Twelve Months Ended December 31, 2023
Royalty financing agreement liability - beginning balance	$158,162	$151,538
Revenue Interest Payments paid and payable	(10,357)	(12,222)
Interest expense recognized	14,979	18,846
Royalty financing agreement liability - ending balance	$162,784	$158,162
Royalty financing issuance costs:
Royalty issuance costs, unamortized - beginning balance	$(3,128)	$(3,523)
Amortization of issuance costs	393	521
Other	—	(126)
Deferred issuance costs, unamortized - ending balance	$(2,735)	$(3,128)
Royalty Financing Agreement	$160,049	$155,034

The Revenue Interest Payments payable in connection with the royalty financing agreement were $3.7 million and $3.3 million as of September 30, 2024 and December 31, 2023, respectively, which were recorded within accounts payable and accrued expenses on the consolidated balance sheet. Non-cash interest expense is recorded within interest expense in the consolidated statements of comprehensive loss.
12. Shareholders' Equity
Common Stock—As of September 30, 2024, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 178,846,991 shares of common stock issued and outstanding. In addition, as of September 30, 2024, the Company had reserved 22,370,575 shares of common stock for issuance upon the exercise of outstanding stock options, 3,375,445 shares of common stock for issuance upon the vesting of RSUs and 664,724 shares for issuance upon the vesting of PSUs. The Company has also reserved 17,691,984 shares of common stock in the aggregate for issuance upon conversion of the remaining 2028 Convertible Notes, subject to adjustment in accordance with the applicable indentures. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions. The shares of the Company’s common stock reserved in connection with the Motus acquisition were partly issued as acquisition consideration at closing and on the first, second and third anniversaries of the closing date of the acquisition, and will also be issued upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions.
Of the 9,406,112 shares reserved, subject to certain closing-related reductions, the Company issued 2,889,367 shares of the Company's common stock in connection with the Business Acquisition (see Note 16 - Acquisitions) in the third quarter of 2021, after certain closing-related deductions. In the third quarter of 2022, the Company issued 171,427 shares of the Company's common stock to fulfill the payment required to Motus equityholders on the first anniversary of the Business Acquisition. In the third quarter of 2023, the Company issued 177,203 shares of the Company's common stock to fulfill the payment required to Motus equityholders on the second anniversary of the Business Acquisition. In the third quarter of 2024, the Company issued 182,182 shares of the Company's common stock to fulfill the payment required to Motus equityholders on the third anniversary of the Business Acquisition.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Shareholders' Equity (Continued)
In the third quarter of 2024, in connection with the redemption and conversions of the 2025 Convertible Notes and conversions of the 2028 Convertible Notes, the Company issued 5,741,063 and 306 shares of the Company's common stock, respectively.
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
In connection with the Company’s acquisition of Vertuis Bio, Inc. (Vertuis) in January 2023, the Company issued an aggregate of 500,000 shares of the Company’s common stock to Vertuis’ former stockholders and an individual entitled to receive a portion of the acquisition consideration (collectively, the Vertuis equityholders). In July 2024, the Company issued the Vertuis equityholders an additional 14,773 shares of common stock. See Note 16 - Acquisitions for further details.
In October 2022, the Company completed an underwritten offering of 13,750,000 shares of the Company's common stock at a public offering price of $20.00 per share. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expense of $16.2 million, were $258.8 million.
In the first quarter of 2021, the Company entered into a sales agreement with SVB Leerink LLC (now known as Leerink Partners LLC) (Leerink), to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an “at the market” equity offering program (the ATM program), under which Leerink acted as sales agent. In 2023, the Company issued and sold an aggregate of 6,503,041 shares of common stock through the ATM program at a weighted-average public offering price of $24.12 per share and received net proceeds of $152.2 million. In the first quarter of 2024, the Company entered into a new sales agreement with Leerink to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $500.0 million, from time to time, through a new “at the market” equity offering program (the new ATM program), under which Leerink acts as sales agent. In connection with entering into the new ATM program, the Company terminated the ATM program. During the third quarter of 2024, the Company issued and sold an aggregate of 5,022,295 shares of common stock through the new ATM program at a weighted-average public offering price of $75.64 per share and received net proceeds of $371.3 million. As of September 30, 2024, an aggregate of $120.1 million of shares of common stock remain available to be issued and sold under the new ATM program.
Preferred Stock—As of September 30, 2024, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.
13. Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated Amended and Restated 2019 Incentive Plan (the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders on May 13, 2024. The 2019 Incentive Plan replaced the Insmed Incorporated 2019 Incentive Plan. The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. At the May 2024 Annual Meeting of Shareholders, the Company's shareholders approved Amendment No. 1 to the 2019 Incentive Plan, which provides for the issuance of an additional 3,000,000 shares under the plan. As of September 30, 2024, 4,877,539 shares remain available for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on April 3, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the nine months ended September 30, 2024, the Company granted inducement stock options covering 1,207,710 shares of the Company's common stock to new employees.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)
Stock Options—As of September 30, 2024, there was $163.8 million of unrecognized compensation expense related to unvested stock options. As of September 30, 2024, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria.
Restricted Stock Units—As of September 30, 2024, there was $64.8 million of unrecognized compensation expense related to unvested RSU awards.
Performance Stock Units—As of September 30, 2024, there were 265,887 unvested PSUs outstanding with an unrecognized compensation expense of $10.4 million. The PSUs are subject to two performance conditions based on brensocatib milestones. As of June 30, 2024, the Company achieved the first performance condition by issuing a press release announcing certain topline results from the ASPEN trial by June 30, 2024. The potential payout of the awards ranges from 0% to 250% of the target, dependent on a market condition that is based on the Company's total shareholder return compared to the NASDAQ Biotechnology Index, subject to certain adjustments (the Peer Group). During the second quarter of 2024, the Company's total shareholder return was compared to the Company's Peer Group and the potential payout of the awards was determined to be 250% of the target, pending the achievement of the second performance condition, the acceptance of an NDA by the FDA for brensocatib, and satisfaction of the remaining service condition to such awards.
The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options, RSUs and the ESPP during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$12,586	$9,653	$34,222	$26,339
Selling, general and administrative	12,959	10,340	36,059	28,456
Total	$25,545	$19,993	$70,281	$54,795
There was no stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to PSUs during the nine months ended September 30, 2024 or September 30, 2023, as the second performance condition associated with the PSU awards was not probable as of either date.
14. Income Taxes
The Company recorded a provision for income taxes of $1.0 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $2.4 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively. The provisions recorded for the three and nine months ended September 30, 2024 and 2023 are primarily a result of certain of the Company's international subsidiaries, which had taxable income during the periods. Additionally, the Company is impacted by certain state taxes which effectively impose income tax on modified gross revenues. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.
The Company is subject to US federal, state and international income taxes and the statute of limitations for tax audit is open for the Company’s federal tax returns for the years ended 2020 and later, generally open for certain states for the years 2019 and later, and generally open for international jurisdictions for the years 2018 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of September 30, 2024 and December 31, 2023, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of September 30, 2024 and December 31, 2023 or the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2024 and 2023. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.
The Organisation for Economic Co-operation and Development recently published a framework to implement a global corporate minimum income tax rate of 15% on income arising in low-tax jurisdictions (Pillar Two). The Pillar Two proposed legislation is applicable to multinational corporations with global revenue exceeding €750 million for at least two years of the preceding four years. Over 140 countries have agreed in principle to implement Pillar Two and many have, or are in the process of, enacting related legislation. The Pillar Two legislation is not anticipated to be effective for the Company until the

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Income Taxes (Continued)
Company’s annual global revenues have exceeded the €750 million threshold. The Company is still evaluating the potential consequences of Pillar Two on its longer-term financial position.
15. Commitments and Contingencies
Rent expense charged to operations was $3.0 million and $2.6 million for the three months ended September 30, 2024 and 2023, respectively, and $8.9 million and $6.9 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Vertuis Bio, Inc.
In January 2023, the Company acquired Vertuis, a privately held, preclinical stage company. At the closing of the transaction, the Company issued an aggregate of 500,000 shares of the Company’s common stock to Vertuis’ former stockholders and an individual entitled to receive a portion of the acquisition consideration (collectively, the Vertuis equityholders). The closing share price on the date of the transaction was $18.50. The Company is obligated to pay the Vertuis equityholders up to an aggregate of $23.0 million in cash upon the achievement of certain development and regulatory milestone events, and up to an aggregate of $63.8 million in cash upon the achievement of certain net sales-based milestone events, in each case, subject to certain reductions.
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
16. Acquisitions (Continued)
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
Business Combination
On August 4, 2021, the Company acquired all of the equity interests of Motus and AlgaeneX, each a privately held, preclinical stage company. In connection with the closing of the Company’s acquisition of Motus, the Company issued an aggregate of 2,889,367 shares of the Company’s common stock, following certain closing-related reductions, to Motus’s former stockholders and option holders and certain individuals who are entitled to receive a portion of the acquisition consideration (collectively, Motus equityholders), subject to certain adjustments. The Company was obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date and is obligated to issue to the Motus equityholders up to 5,348,572 shares in the aggregate upon the achievement of certain development and regulatory milestone events, and to pay to the Motus equityholders an aggregate of $35 million upon the achievement of certain net sales-based milestones and a portion of the value of a priority review voucher (to the extent issued to the Company), in each case, subject to certain reductions. During August 2022, August 2023 and August 2024, the Company fulfilled the payments due on the first, second and third anniversaries of the closing date by issuing 171,427 shares, 177,203 shares and 182,182 shares of the Company's common stock, respectively, after certain reductions.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Subsequent Events
Amended and Restated Loan Agreement
On October 31, 2024, the Company entered into an Amended and Restated Loan Agreement with BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon, and the guarantors party to such agreement. The Amended and Restated Loan Agreement amends and restates the Term Loan, dated as of October 19, 2022. The Amended and Restated Loan Agreement, among other items, provides an additional $150.0 million senior secured term loan tranche (the Tranche B Term Loan and, together with the Term Loan, the Term Loans). The Amended and Restated Loan Agreement extends the maturity of the Term Loans to September 30, 2029, subject to acceleration to February 1, 2028 on the occurrence of certain prespecified events, and amends the interest rate on the Term Loans to a fixed rate of 9.6% per annum. The Company agreed to pay Pharmakon a fee equal to 2.0% of the Tranche B Term Loan at the closing date of the Tranche B Term Loan and an additional exit fee of 2.0% of the amount of each prepayment or repayment of the Term Loans. The Term Loans will be repaid in eight equal quarterly payments starting on January 3, 2028.
In connection with the Amended and Restated Loan Agreement, the Company settled and terminated the interest rate swap contract in October 2024.

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
Our pipeline includes clinical-stage programs brensocatib and TPIP, as well as early-stage research programs. Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which we are developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases, including CRSsNP and HS. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PH-ILD and PAH. Our early-stage research programs encompass a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
The information below summarizes our updates and anticipated near-term milestones for ARIKAYCE and our product candidates.
ARIKAYCE
•We announced positive topline results from the ARISE trial in the third quarter of 2023.
•In June 2024, we met and aligned with the FDA on the primary endpoint for the ENCORE study. If the data are positive, ENCORE may support a label expansion to include all MAC lung patients as well as support full approval for the current refractory indication. In September 2024, we closed screening of new patients in the ENCORE study which we expect will result in us exceeding our target enrollment of 400 patients in the study.
•We anticipate reporting topline data from ENCORE in the first quarter of 2026.
Brensocatib
•We announced positive topline results from the ASPEN trial in May 2024. The study met its primary endpoint, with both dosage strengths of brensocatib demonstrating statistically significant reductions in the annualized rate of adjudicated pulmonary exacerbations (PEs) versus placebo.
•We remain on track to file an NDA with the FDA for brensocatib in patients with bronchiectasis in the fourth quarter of 2024. We are advancing commercial readiness activities in preparation for a launch of brensocatib for patients with bronchiectasis, if approved. If a priority review is granted and brensocatib is approved, Insmed anticipates a US launch in mid-2025. Launches in Europe and Japan are expected in the first half of 2026, pending approvals.
•We are conducting further studies to explore the potential of brensocatib in additional neutrophil-mediated diseases. The Phase 2b BiRCh trial of brensocatib in patients with CRSsNP is underway and we expect to initiate a Phase 2 study of brensocatib in patients with HS in the fourth quarter of 2024.
TPIP
•Enrollment in the Phase 2 study of TPIP in PAH remains ongoing. We anticipate topline results in the second half of 2025.
•In May 2024, we reported topline safety data and certain exploratory efficacy endpoints from the Phase 2 study of TPIP in patients with PH-ILD. Based on these Phase 2 results in PH-ILD, we are advancing toward discussions with global regulatory authorities on the design of a Phase 3 study in PH-ILD, which we anticipate initiating in the second half of 2025.
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
As a condition of accelerated approval, we must conduct a post-marketing confirmatory clinical trial. In December 2020, we commenced the post-marketing confirmatory clinical trial program for ARIKAYCE in patients with MAC lung disease consisting of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed or recurrent MAC lung infection who have not started antibiotics using the PRO tool validated in the ARISE trial. In September 2023, we announced positive topline results from the ARISE trial. The study met its primary objective of demonstrating that the QOL-B respiratory domain works effectively as a PRO tool in patients with MAC lung disease. Based on these results, we have proposed to the FDA that the change of the respiratory score derived from the QOL-B respiratory domain PRO be the primary endpoint for the ENCORE study. In June 2024, we met and aligned with the FDA on the primary endpoint for the ENCORE study. If the data are positive, ENCORE may support a label expansion to include all MAC lung patients as well as support full approval for the current refractory indication. Based on feedback and in alignment with the FDA, we have determined that the primary endpoint for the ENCORE study will include 8 questions from the QOL-B respiratory domain PRO. In September 2024, we closed screening of new patients in the ENCORE study which we expect will result in us exceeding our target enrollment of 400 patients in the study. We anticipate reporting topline data in the first quarter of 2026.
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
The ENCORE trial is a randomized, double-blind, placebo-controlled Phase 3b study to evaluate the efficacy and safety of an ARIKAYCE-based regimen in patients with newly diagnosed or recurrent MAC infection who have not started antibiotics. Patients are randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for 12 months. Patients will then discontinue all study treatments and remain in the trial for three months for the assessment of durability of culture conversion. The primary endpoint is change from baseline to Month 13 in respiratory symptom score. The key secondary endpoint is the proportion of subjects achieving durable culture conversion at Month 15. In June 2024, we met and aligned with the FDA on the primary endpoint for the ENCORE study. If the data are positive, ENCORE may support a label expansion to include all MAC lung patients as well as support full approval for the current refractory indication. Based on feedback and in alignment with the FDA, we have determined that the primary endpoint for the ENCORE study will include 8 questions from the QOL-B respiratory domain PRO. In September 2024, we closed screening of new patients in the ENCORE study which we expect will result in us exceeding our target enrollment of 400 patients in the study. We anticipate reporting topline data in the first quarter of 2026.
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
ASPEN Safety and Efficacy Data
We announced positive topline results from the ASPEN trial in May 2024. The primary efficacy analysis included data from 1,680 adult patients and 41 adolescent patients. Brensocatib was well-tolerated in the study. In addition, the study met its primary endpoint, with both dosage strengths of brensocatib demonstrating statistically significant reductions in the annualized rate of adjudicated PEs versus placebo. The study also met several of its prespecified secondary endpoints with statistical significance. We remain on track to file an NDA with the FDA for brensocatib in patients with bronchiectasis in the fourth quarter of 2024.

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
We are conducting further studies to explore the potential of brensocatib in additional neutrophil-mediated diseases, including CRSsNP and HS. CRSsNP currently has one approved pharmacological therapy (corticosteriod nasal spray); however, many patients do not respond to corticosteroids or endoscopic sinus surgery. The Phase 2b BiRCh trial of brensocatib in patients with CRSsNP is underway and we expect to initiate a Phase 2 study of brensocatib in patients with HS in the fourth quarter of 2024.
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
In May 2024, we reported topline safety data and certain exploratory efficacy endpoints from the Phase 2 study of TPIP in patients with PH-ILD. Based on these Phase 2 results in PH-ILD, we are advancing toward discussions with global regulatory authorities on the design of a Phase 3 study in PH-ILD, which we anticipate initiating in the second half of 2025. We also have an ongoing Phase 2 study designed to investigate the effect of TPIP in patients with PAH. Enrollment in the Phase 2 study of TPIP in PAH remains ongoing and we anticipate topline results in the second half of 2025.
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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2024 and 2023
Overview - Operating Results
Our operating results for the three months ended September 30, 2024, included the following:
•Product revenues, net, increased $14.4 million, or 18.2%, as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $4.5 million as compared to the same period in the prior year as a result of the increase in sales volumes of ARIKAYCE;
•R&D expenses increased $41.7 million as compared to the same period in the prior year primarily as a result of increases in manufacturing and compensation and benefit-related expenses;
•SG&A expenses increased $28.3 million as compared to the same period in the prior year primarily as a result of increases in compensation and benefit-related expenses and stock-based compensation costs;
•Amortization of intangible assets of $1.3 million was consistent with the same period in the prior year;
•Change in fair value of deferred and contingent consideration liabilities increased $5.7 million, primarily as a result of the change in our share price;
•Investment income increased $6.4 million as compared to the same period in the prior year primarily due to an increase in our average cash and cash equivalents and marketable securities balances; and
•Interest expense increased $0.8 million as compared to the same period in the prior year due to the Term Loan.

Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2024	2023	$	%
US	$66,868	$59,203	$7,665	12.9%
Japan	20,983	16,033	4,950	30.9%
Europe and rest of world	5,574	3,836	1,738	45.3%
Total product revenues, net	$93,425	$79,072	$14,353	18.2%
Product revenues, net, for the three months ended September 30, 2024 increased to $93.4 million as compared to $79.1 million in the same period in 2023, an increase of 18.2%, as a result of growth in ARIKAYCE sales in the US, Japan and Europe and the rest of the world.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the three months ended September 30, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2024	2023	$	%
Cost of product revenues (excluding amortization of intangible assets)	$21,170	$16,706	$4,464	26.7%
Cost of product revenues, as % of revenues	22.7%	21.1%
Cost of product revenues (excluding amortization of intangible assets) increased by $4.5 million, or 26.7%, to $21.2 million for the three months ended September 30, 2024 as compared to $16.7 million in the same period in 2023. The increase in cost of product revenues (excluding amortization of intangibles) for the three months ended September 30, 2024 was primarily attributable to the increase in product revenues discussed above.
R&D Expenses
R&D expenses for the three months ended September 30, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2024	2023	$	%
External Expenses
Clinical development and research	$39,117	$39,395	$(278)	(0.7)%
Manufacturing	31,562	11,296	20,266	179.4%
Regulatory, quality assurance, and medical affairs	6,533	4,813	1,720	35.7%
Subtotal—external expenses	$77,212	$55,504	$21,708	39.1%
Internal Expenses
Compensation and benefit-related expenses	50,778	35,027	$15,751	45.0%
Stock-based compensation	12,586	9,653	2,933	30.4%
Other internal operating expenses	10,233	8,964	1,269	14.2%
Subtotal—internal expenses	$73,597	$53,644	$19,953	37.2%
Total R&D expenses	$150,809	$109,148	$41,661	38.2%
R&D expenses increased to $150.8 million during the three months ended September 30, 2024 from $109.1 million in the same period in 2023. The $41.7 million increase in R&D expenses was due to a $20.3 million increase in manufacturing expense and an $18.7 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount.

External R&D expenses by product for the three months ended September 30, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2024	2023	$	%
ARIKAYCE external R&D expenses	$16,370	$13,485	$2,885	21.4%
Brensocatib external R&D expenses	17,288	23,015	(5,727)	(24.9)%
TPIP external R&D expenses	16,635	8,680	7,955	91.6%
Other external R&D expenses	26,916	10,324	16,592	160.7%
Total external R&D expenses	$77,209	$55,504	$21,705	39.1%
SG&A Expenses
SG&A expenses for the three months ended September 30, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2024	2023	$	%
Compensation and benefit-related expenses	$47,578	$29,316	$18,262	62.3%
Stock-based compensation	12,959	10,340	2,619	25.3%
Professional fees and other external expenses	42,204	38,341	3,863	10.1%
Facility related and other internal expenses	16,189	12,629	3,560	28.2%
Total SG&A expenses	$118,930	$90,626	$28,304	31.2%
SG&A expenses increased to $118.9 million during the three months ended September 30, 2024 from $90.6 million in the same period in 2023. The $28.3 million increase resulted primarily from a $20.9 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount and a $3.9 million increase in professional fees and other external expenses driven by commercial readiness activities for brensocatib.
Amortization of Intangible Assets
Amortization of intangible assets for both the three months ended September 30, 2024 and 2023 was $1.3 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration for the three months ended September 30, 2024 was $14.7 million. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the businesses we acquired. The change in fair value of deferred and contingent consideration for the three months ended September 30, 2024 was primarily due to the increase in our share price.
Investment Income
Investment income increased to $17.0 million for the three months ended September 30, 2024 as compared to $10.6 million in the same period in 2023 primarily due to an increase in our average cash and cash equivalents and marketable securities balances in 2024 relative to 2023.
Interest Expense
Interest expense increased to $21.1 million for the three months ended September 30, 2024 as compared to $20.3 million in the same period in 2023 primarily due to interest related to the Term Loan. See Note 10 - Debt and Note 11 - Royalty Financing Agreement in this Quarterly Report on Form 10-Q for further details.
Change in Fair Value of Interest Rate Swap
The change in fair value of interest rate swap for the three months ended September 30, 2024 was $3.9 million. Adjustments to the fair value are due to changes in interest rates as of September 30, 2024 relative to the fair value of interest rate swap as of December 31, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023
Overview - Operating Results
Our operating results for the nine months ended September 30, 2024, included the following:
•Product revenues, net, increased $37.8 million, or 17.0%, as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $12.5 million as compared to the same period in the prior year as a result of the increase in sales volumes of ARIKAYCE;
•R&D expenses decreased $15.3 million as compared to the same period in the prior year primarily as a result of the non-cash costs of the Adrestia and Vertuis acquisitions in 2023;
•SG&A expenses increased $63.6 million as compared to the same period in the prior year primarily as a result of increases in compensation and benefit-related expenses and stock-based compensation costs;
•Amortization of intangible assets of $3.8 million was consistent with the same period in the prior year;
•Change in fair value of deferred and contingent consideration liabilities increased $93.5 million, primarily as a result of the change in our share price;
•Investment income increased $3.8 million as compared to the same period in the prior year due to an increase in our average cash and cash equivalents and marketable securities balances; and
•Interest expense increased $2.5 million as compared to the same period in the prior year due to the Term Loan.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2024	2023	$	%
US	$187,010	$165,935	$21,075	12.7%
Japan	56,985	44,782	12,203	27.2%
Europe and rest of world	15,270	10,798	4,472	41.4%
Total product revenues, net	$259,265	$221,515	$37,750	17.0%
Product revenues, net, for the nine months ended September 30, 2024 increased to $259.3 million as compared to $221.5 million in the same period in 2023, an increase of 17.0%, as a result of growth in ARIKAYCE sales in the US, Japan and Europe and the rest of the world.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the nine months ended September 30, 2024 and 2023 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2024	2023	$	%
Cost of product revenues (excluding amortization of intangible assets)	$59,591	$47,130	$12,461	26.4%
Cost of product revenues, as % of revenues	23.0%	21.3%
Cost of product revenues (excluding amortization of intangible assets) increased by $12.5 million, or 26.4%, to $59.6 million for the nine months ended September 30, 2024 as compared to $47.1 million in the same period in 2023. The increase in cost of product revenues (excluding amortization of intangibles) for the nine months ended September 30, 2024 was primarily attributable to the increase in product revenues discussed above.
R&D Expenses
R&D expenses for the nine months ended September 30, 2024 and 2023 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2024	2023	$	%
External Expenses
Clinical development and research	$126,766	$127,808	$(1,042)	(0.8)%
Milestone payment to AstraZeneca	12,500	—	12,500	NA
Manufacturing	62,025	43,069	18,956	44.0%
Regulatory, quality assurance, and medical affairs	18,814	20,107	(1,293)	(6.4)%
Non-cash asset acquisitions	—	86,747	(86,747)	(100.0)%
Subtotal—external expenses	$220,105	$277,731	$(57,626)	(20.7)%
Internal Expenses
Compensation and benefit-related expenses	136,146	100,676	$35,470	35.2%
Stock-based compensation	34,222	26,339	7,883	29.9%
Other internal operating expenses	28,167	29,236	(1,069)	(3.7)%
Subtotal—internal expenses	$198,535	$156,251	$42,284	27.1%
Total R&D expenses	$418,640	$433,982	$(15,342)	(3.5)%
R&D expenses decreased to $418.6 million during the nine months ended September 30, 2024 from $434.0 million in the same period in 2023. The $15.3 million decrease in R&D expenses was primarily due to the $86.7 million non-cash asset acquisition cost of Adrestia and Vertuis in the first half of 2023, partially offset by an increase of $43.4 million in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount, a $19.0 million increase in manufacturing expenses, and a $12.5 million milestone payment due to AstraZeneca upon our release of an official public statement that we intend to file an NDA for brensocatib.
External R&D expenses by product for the nine months ended September 30, 2024 and 2023 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2024	2023	$	%
ARIKAYCE external R&D expenses	$45,192	$47,107	$(1,915)	(4.1)%
Brensocatib external R&D expenses	74,612	76,289	(1,677)	(2.2)%
TPIP external R&D expenses	45,190	36,948	8,242	22.3%
Non-cash asset acquisitions	—	86,747	(86,747)	(100.0)%
Other external R&D expenses	55,111	30,640	24,471	79.9%
Total external R&D expenses	$220,105	$277,731	$(57,626)	(20.7)%
SG&A Expenses
SG&A expenses for the nine months ended September 30, 2024 and 2023 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2024	2023	$	%
Compensation and benefit-related expenses	$115,250	$85,480	$29,770	34.8%
Stock-based compensation	36,059	28,456	7,603	26.7%
Professional fees and other external expenses	121,898	104,505	17,393	16.6%
Facility related and other internal expenses	45,394	36,530	8,864	24.3%
Total SG&A expenses	$318,601	$254,971	$63,630	25.0%
SG&A expenses increased to $318.6 million during the nine months ended September 30, 2024 from $255.0 million in the same period in 2023. The $63.6 million increase resulted primarily from a $37.4 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount and a $17.4 million increase in professional fees and other external expenses driven by commercial readiness activities for brensocatib.

Amortization of Intangible Assets
Amortization of intangible assets for both the nine months ended September 30, 2024 and 2023 was $3.8 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration for the nine months ended September 30, 2024 was $106.5 million. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the businesses we acquired. The change in fair value of deferred and contingent consideration for the nine months ended September 30, 2024 was primarily due to the increase in our share price.
Investment Income
Investment income increased to $36.1 million for the nine months ended September 30, 2024 as compared to $32.3 million in the same period in 2023 primarily due to an increase in our average cash and cash equivalents and marketable securities balances in 2024 relative to 2023.
Interest Expense
Interest expense increased to $63.4 million for the nine months ended September 30, 2024 as compared to $60.9 million in the same period in 2023 primarily due to interest related to the Term Loan. See Note 10 - Debt and Note 11 - Royalty Financing Agreement in this Quarterly Report on Form 10-Q for further details.
Change in Fair Value of Interest Rate Swap
The change in fair value of interest rate swap for the nine months ended September 30, 2024 was $1.1 million. Adjustments to the fair value are due to changes in interest rates as of September 30, 2024 relative to the fair value of interest rate swap as of December 31, 2023.
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
In the first quarter of 2024, the Company entered into a new sales agreement with Leerink to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $500.0 million, from time to time, through the new ATM program, under which Leerink acts as sales agent. During the nine months ended September 30, 2024, we issued and sold an aggregate of 5,022,295 shares of common stock through the new ATM program at a weighted-average public offering price of $75.64 per share and received net proceeds of $371.3 million. As of September 30, 2024, an aggregate of $120.1 million of shares of common stock remain available to be issued and sold under the new ATM program.
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
Cash Flows
As of September 30, 2024, we had cash and cash equivalents of $461.5 million, as compared with $482.4 million as of December 31, 2023. In addition, as of September 30, 2024 we had marketable securities of $1.0 billion, as compared with $298.1 million as of December 31, 2023. The $20.9 million increase in cash and cash equivalents and $708.4 million increase in marketable securities was primarily due to our underwritten offering of common stock in May 2024, and proceeds from our ATM program, partially offset by our cash used in operating activities. Our working capital was $1,390.7 million as of September 30, 2024, as compared with $703.4 million as of December 31, 2023.
Net cash used in operating activities was $487.9 million and $405.4 million for the nine months ended September 30, 2024 and 2023, respectively. The net cash used in operating activities during the nine months ended September 30, 2024 and 2023 was primarily for the commercial, clinical and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The increase in cash used in operating activities for the nine months ended September 30, 2024 compared to the corresponding period in 2023 was primarily due to the increase in net loss, excluding the adjustments to reconcile net loss to net cash used in operating activities.
Net cash used in investing activities was $714.9 million and $225.4 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in the nine months ended September 30, 2024 is due to the purchase of marketable securities, partially offset by the maturities of marketable securities compared to the corresponding period in 2023.
Net cash provided by financing activities was $1,181.7 million and $45.2 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in 2024 is due to net proceeds received from the issuance of common stock in our underwritten offering in May 2024, proceeds from our new ATM program, and proceeds from exercise of stock options and our ESPP in the nine months ended September 30, 2024.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations during the nine months ended September 30, 2024 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2024, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government. As of September 30, 2024, we had $1.0 billion in marketable securities.
As of September 30, 2024, we had $575.0 million of 2028 Convertible Notes outstanding. Our 2028 Convertible Notes bear interest at a coupon rate of 0.75%. In addition, as of September 30, 2024, we had a $350 million Term Loan and a $150.0 million Royalty Financing Agreement outstanding. The Term Loan accrues interest quarterly at the SOFR subject to a floor of 2.5%, plus a margin of 7.75% per annum. We entered into the Swap Contract as a hedge to the Term Loan variable interest rate. The Royalty Financing Agreement requires a Revenue Interest Payment of 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% thereafter as well as 0.75% of brensocatib global net sales, if approved. If a 10% change in interest rates had occurred on September 30, 2024, it would not have had a material effect on the fair value of our debt as of that date, nor would it have a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the nine months ended September 30, 2024 and 2023, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 4.                                                CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 4, 2021, the Company acquired all of the equity interests of Motus, a privately held, preclinical stage company. Among other consideration, in connection with the acquisition of Motus, the Company was obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date and is obligated to issue to the Motus equityholders up to 5,348,572 shares in the aggregate upon the achievement of certain development and regulatory milestone events, in each case, subject to certain reductions. On August 2, 2024, the third anniversary of the closing date, the Company fulfilled the payment due on such date by issuing 182,182 shares of the Company’s common stock to the Motus equityholders. These shares of common stock were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the Securities Act), and the number of such shares was calculated based on a per-share value of $27.11. The Company did not receive any proceeds from the issuance of common stock to the Motus equityholders.
On January 6, 2023, the Company acquired Vertuis, a privately held, preclinical stage company. Among other consideration, in connection with the acquisition of Vertuis, the Company was obligated to issue to Vertuis equityholders, on July 1, 2024, shares of the Company’s common stock having an aggregate value of $1.0 million, based on the share price on June 28, 2024. On July 1, 2024, the Company fulfilled the payment due by issuing 14,773 shares of common stock to the Vertuis equityholders. These shares of common stock were issued pursuant to Section 4(a)(2) of the Securities Act. The Company did not receive any proceeds from the issuance of common stock to the Vertuis equityholders.
On June 27, 2024, the Company issued a redemption notice for its 2025 Convertible Notes, with a Redemption Date of August 9, 2024. The Company elected to settle any conversions of the 2025 Convertible Notes that occurred on or before the business day prior to the Redemption Date in shares of the Company’s common stock. Holders of $224.8 million aggregate principal amount of the then outstanding 2025 Convertible Notes elected to convert their notes into shares of the Company's common stock at a conversion rate of 25.5384 shares of common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $39.16 per share of common stock). These conversions resulted in the issuance of an aggregate of 5,741,063 shares of the Company’s common stock during the third quarter of 2024. The shares of the Company’s common stock issued to the holders of the 2025 Convertible Notes in connection with such conversions were issued pursuant to Section 3(a)(9) of the Securities Act. The Company did not receive any proceeds from the issuance of common stock to the holders of the 2025 Convertible Notes.
From July 2024 through September 2024, holders of ten thousand dollars of aggregate principal amount of 2028 Convertible Notes elected to convert their notes, resulting in an issuance of an aggregate of 306 shares of the Company’s common stock. The shares of the Company’s common stock issued to the holders of the 2028 Convertible Notes were issued pursuant to Section 3(a)(9) of the Securities Act. The Company did not receive any proceeds from the issuance of common stock to the holders of the 2028 Convertible Notes.

ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities adopted, modified or terminated by our executive officers and directors during the third quarter of 2024, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a Trading Plan).

Name and Title	Date of Adoption of Trading Plan	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan	Date Plan Terminated
S. Nicole Schaeffer Chief People Strategy Officer	8/15/2024	1/13/2025(2)	08/01/2025	129,440	N/A
Sara Bonstein Chief Financial Officer	8/23/2024	1/21/2025	06/30/2025	65,033	N/A
Roger Adsett Chief Operating Officer	9/6/2024(3)	1/08/2025	02/28/2025	97,769	N/A
William Lewis(4) Chief Executive Officer	9/12/2024	12/12/2024	06/17/2025	477,146	N/A

(1) A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.
(2) Scheduled start date is contingent on the completion or expiration of Ms. Schaeffer's previously adopted Trading Plan.
(3) Modifying a Trading Plan adopted by Mr. Adsett on March 13, 2023.
(4) In Mr. Lewis' individual capacity and his capacity as co-trustee of the Katie Proctor Dynasty Trust.

ITEM 6.    EXHIBITS
Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (effective as of May 11, 2023) (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on May 11, 2023).

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023, (iii) Consolidated Statements of Shareholders' Deficit for the three and nine months ended September 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: October 31, 2024	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)