Form 10-K
period 2024-12-31
INSMED Inc
filed 2025-02-20
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act). Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2024, was $11.0 billion (based on the closing price for shares of the registrant's common stock as reported on the Nasdaq Global Select Market on that date). In determining this figure, the registrant has assumed solely for this purpose that all of its directors, executive officers, persons beneficially owning 10% or more of the registrant's outstanding common stock and certain other stockholders of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.

On February 14, 2025, there were 180,999,350 shares of the registrant's common stock, $0.01 par value, outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than April 30, 2025 and to be delivered to shareholders in connection with the 2025 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

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
     Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
•failure to continue to successfully commercialize ARIKAYCE®, our only approved product, in the United States (US), Europe or Japan (amikacin liposome inhalation suspension, Liposomal 590 mg Nebuliser Dispersion, and amikacin sulfate inhalation drug product, respectively), or to maintain US, European or Japanese approval for ARIKAYCE;
•our inability to obtain full approval of ARIKAYCE from the US Food and Drug Administration (FDA), including the risk that we will not successfully or in a timely manner complete the confirmatory post-marketing clinical trial required for full approval of ARIKAYCE, or our failure to obtain regulatory approval to expand ARIKAYCE’s indication to a broader patient population;
•failure to obtain, or delays in obtaining, regulatory approvals for brensocatib, treprostinil palmitil inhalation powder (TPIP) or our other product candidates in the US, Europe or Japan or for ARIKAYCE outside the US, Europe or Japan, including separate regulatory approval for the Lamira® Nebulizer System (Lamira) in each market and for each usage;
•failure to successfully commercialize brensocatib, TPIP or our other product candidates, if approved by applicable regulatory authorities, or to maintain applicable regulatory approvals for brensocatib, TPIP or our other product candidates, if approved;
•uncertainties or changes in the degree of market acceptance of ARIKAYCE or, if approved, brensocatib, TPIP, or our other product candidates, by physicians, patients, third-party payors and others in the healthcare community;
•our inability to obtain and maintain adequate reimbursement from government or third-party payors for ARIKAYCE or, if approved, brensocatib, TPIP, or our other product candidates, or acceptable prices for ARIKAYCE or, if approved, brensocatib, TPIP, or our other product candidates;
•inaccuracies in our estimates of the size of the potential markets for ARIKAYCE, brensocatib, TPIP, or our other product candidates or in data we have used to identify physicians, expected rates of patient uptake, duration of expected treatment, or expected patient adherence or discontinuation rates;
•failure of third parties on which the Company is dependent to manufacture sufficient quantities of ARIKAYCE, brensocatib, or TPIP for commercial or clinical needs, to conduct the Company's clinical trials, or to comply with the Company's agreements or laws and regulations that impact the Company's business;
•the risks and uncertainties associated with, and the perceived benefits of, our senior secured loan with certain funds managed by Pharmakon Advisors, LP (Pharmakon) and our royalty financing with OrbiMed Royalty & Credit Opportunities IV, LP (OrbiMed), including our ability to maintain compliance with the covenants in the agreements for the senior secured loan and royalty financing and the impact of the restrictions on our operations under these agreements;
•our inability to create or maintain an effective direct sales and marketing infrastructure or to partner with third parties that offer such an infrastructure for distribution of ARIKAYCE or any of our product candidates that are approved in the future;
•failure to successfully conduct future clinical trials for ARIKAYCE, brensocatib, TPIP, and our other product candidates and our potential inability to enroll or retain sufficient patients to conduct and complete the trials or generate data necessary for regulatory approval of our product candidates or to permit the use of ARIKAYCE in the broader population of patients with Mycobacterium avium complex (MAC) lung disease, among other things;
•development of unexpected safety or efficacy concerns related to ARIKAYCE, brensocatib, TPIP, or our other product candidates;
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
•our inability to successfully integrate our acquisitions and appropriately manage the amount of management’s time and attention devoted to integration activities;
•risks that our acquired technologies, products and product candidates will not be commercially successful;
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
•restrictions or other obligations imposed on us by agreements related to ARIKAYCE, brensocatib or our other product candidates, including our license agreements with PARI Pharma GmbH (PARI) and AstraZeneca AB (AstraZeneca), and failure to comply with our obligations under such agreements;
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
Our pipeline includes clinical-stage programs, brensocatib, TPIP, and INS1201 as well as pre-clinical research programs. Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), which we are developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases, including chronic rhinosinusitis without nasal polyps (CRSsNP) and hidradenitis suppurativa (HS). TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary hypertension associated with interstitial lung disease (PH-ILD) and pulmonary arterial hypertension (PAH). INS1201 is an intrathecally delivered gene therapy for patients with Duchenne muscular dystrophy (DMD). Our pre-clinical research programs encompass a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue. A summary of our commercial and pipeline products is shown below:

The information below summarizes our updates and anticipated near-term milestones for ARIKAYCE and our product candidates.
ARIKAYCE
•Following the announcement of positive topline results from the ARISE trial, in June 2024, we met and aligned with the FDA on the primary endpoint for the ENCORE trial. If the data are positive, ENCORE may support a label expansion to include all MAC lung patients as well as support full approval for the current refractory indication.
•We completed enrollment in the ENCORE trial with 425 patients in the fourth quarter of 2024.
•We anticipate reporting topline data from the ENCORE trial in the first quarter of 2026, with the submission of a US supplementary new drug application for ARIKAYCE in all patients with MAC lung disease projected for late 2026.

Brensocatib
•We announced positive topline results from the ASPEN trial in May 2024. The study met its primary endpoint, with both dosage strengths of brensocatib demonstrating statistically significant reductions in the annualized rate of adjudicated pulmonary exacerbations (PEs) versus placebo.
•Our new drug application (NDA) for brensocatib in patients with bronchiectasis was accepted and granted priority review by the FDA in February 2025. Under the Prescription Drug User Fee Act (PDUFA), the FDA set a target action date of August 12, 2025. We are advancing commercial readiness activities in preparation for a launch of brensocatib for patients with bronchiectasis and, if approved, we anticipate a US launch in the third quarter of 2025. Launches in Europe and Japan are expected in 2026, pending approvals.
•We initiated a Phase 2b study of brensocatib in patients with CRSsNP, which we refer to as the BiRCh trial, in the fourth quarter of 2023. We anticipate reporting topline data from the BiRCh trial before the end of 2025.
•We initiated a Phase 2b study of brensocatib in patients with HS, which we refer to as the CEDAR trial, in December 2024.
TPIP
•In May 2024, we reported topline safety data and certain exploratory efficacy endpoints from the Phase 2a study of TPIP in patients with PH-ILD. We anticipate initiating a Phase 3 study of TPIP in patients with PH-ILD in the second half of 2025.
•Enrollment of the Phase 2b study of TPIP in patients with PAH was completed in the fourth quarter of 2024, with 102 patients enrolled in the study. We anticipate topline results for this study in mid-2025.
Gene Therapy
•In the fourth quarter of 2024, we received clearance from the FDA for our investigational new drug (IND) application for INS1201, an intrathecally delivered gene therapy for patients with DMD. We anticipate initiating a clinical trial in patients with DMD in the first half of 2025.
Pre-Clinical Programs
•We continue to progress our pre-clinical research programs across a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
To complement our internal research and development, we also actively evaluate in-licensing and acquisition opportunities for products, product candidates and technologies, including those that address serious diseases with significant unmet need.

Our Strategy
We strive to develop and commercialize first- and best-in-class therapies that serve patient communities where the need is greatest. Our first product, ARIKAYCE, is approved in the US as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with refractory MAC. Our product candidates are brensocatib, our Phase 3 product candidate that we are developing for patients with bronchiectasis and other neutrophil-mediated diseases, TPIP, our Phase 2 product candidate that may offer a differentiated product profile for patients with PH-ILD and PAH, and INS1201, our intrathecally delivered gene therapy product candidate for patients with DMD. We announced positive topline results from our Phase 3 ASPEN trial of brensocatib in May 2024 and the acceptance by the FDA of our NDA, with priority review granted, for brensocatib in patients with bronchiectasis in February 2025, which we anticipate will be followed by filings with the European and Japanese regulatory authorities. We are also advancing our pre-clinical research programs encompassing a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
Our key priorities are as follows:
•Continue to provide ARIKAYCE to appropriate patients and expand our reliable revenue stream;
•Advance commercial readiness activities to serve significantly more patients facing serious diseases;
•Produce topline clinical data readouts in the near and long term; and
•Control spending, prudently deploying capital to support the best return-generating opportunities.
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
The FDA has designated ARIKAYCE as an orphan drug and a Qualified Infectious Disease Product (QIDP) for the treatment of NTM lung disease. Orphan designated drugs are eligible for seven years of exclusivity for the orphan indication. QIDP designation provides an additional five years of exclusivity for the designated indication. The FDA granted a total of 12 years of exclusivity in the indication for which ARIKAYCE was approved.
ARIKAYCE also has been included in the international treatment guidelines for NTM lung disease treatment. The evidence-based guidelines, issued by the American Thoracic Society (ATS), European Respiratory Society (ERS), European Society of Clinical Microbiology and Infectious Diseases (ESCMID), and Infectious Diseases Society of America (IDSA), strongly recommend the use of ARIKAYCE for MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options who have failed to convert to a negative sputum culture after at least six months of treatment.
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
As a condition of accelerated approval, we must conduct a post-marketing confirmatory clinical trial. In December 2020, we commenced the post-marketing confirmatory clinical trial program for ARIKAYCE in patients with MAC lung disease consisting of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed or recurrent MAC lung infection who have not started antibiotics using the PRO tool validated in the ARISE trial. In September 2023, we announced positive topline results from the ARISE trial. The study met its primary objective of demonstrating that the QOL-B respiratory domain works effectively as a PRO tool in patients with MAC lung disease. In June 2024, we met and aligned with the FDA on the primary endpoint for the ENCORE study. If the data are positive, ENCORE may support a label expansion to include all MAC lung patients as well as support full approval for the current refractory indication. Based on feedback and in alignment with the FDA, we have determined that the primary endpoint for the ENCORE study will include eight questions from the QOL-B respiratory domain PRO. We completed enrollment of the ENCORE study in the fourth quarter of 2024, with 425 patients enrolled. We anticipate reporting topline data in the first quarter of 2026.
Reimbursement Outside of the US
In October 2020, the EC granted marketing authorization for ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. ARIKAYCE can now be prescribed for appropriate patients across the European Union (EU) countries as well as in the United Kingdom (UK). ARIKAYCE is reimbursed nationally in France, Belgium, the Netherlands, the UK and Ireland. We have worked with the German National Association of Statutory Health Insurance Funds towards an agreement on the reimbursement price of ARIKAYCE that would allow us to better serve the needs of patients in Germany; however, since we have been unable to reach an agreement, patient supply of ARIKAYCE in Germany was enabled by import from other EU countries in September 2022. To date, we have been unable to reach an acceptable agreement of a nationally reimbursed price with the Italian Medicines Agency; however, ARIKAYCE remains commercially available for physicians to prescribe in Italy under Class C, where we set the price and funding is agreed locally.
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
Patients who did not culture convert by Month 6 may have been eligible to enroll in the 312 study, an open-label extension study for these non-converting patients who completed six months of treatment in the CONVERT study. The primary objective of the 312 study was to evaluate the long-term safety and tolerability of ARIKAYCE in combination with a standard multi-drug regimen. The secondary objectives of the 312 study included evaluating the proportion of subjects achieving culture conversion (defined in the same way as the CONVERT study) by Month 6 and the proportion of subjects achieving culture conversion by Month 12, which was the end of treatment. We previously reported interim data as of December 2017 for patients in the 312 study, with 28.4% of patients who received GBT only in the CONVERT study (19/67) and 12.3% of patients who had received ARIKAYCE plus GBT in the CONVERT study (7/57) achieving culture conversion by Month 6 of receiving ARIKAYCE plus GBT as part of the 312 study. The 312 study has concluded and final efficacy data regarding culture conversion were consistent with these interim data. We have analyzed the safety and efficacy data from the 312 study, and we did not observe any new safety signals.
The ARISE Study
The ARISE trial was a global, randomized, double-blind, placebo-controlled Phase 3b study in adult patients with newly diagnosed or recurrent MAC infections that aimed to generate evidence demonstrating the domain specification, reliability, validity, and responsiveness of PRO-based scores, including a respiratory symptom score. The ARISE study met its primary objective of demonstrating that the QOL-B respiratory domain works effectively as a PRO tool in patients with MAC lung disease. Based on feedback and in alignment with the FDA, we have determined that the primary endpoint for the ENCORE study will include eight questions from the QOL-B respiratory domain PRO.
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
Consistent with our expectations, the FDA and the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan confirmed that they would not consider a label expansion for ARIKAYCE based on data from the ARISE study alone.
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
Further Research and Lifecycle Management
We are currently exploring and supporting research and lifecycle management programs for ARIKAYCE beyond treatment of refractory MAC lung disease as part of a combination antibacterial regimen for adult patients who have limited or no treatment options. As noted above, we will continue to advance the post-marketing confirmatory MAC lung disease clinical trial program for ARIKAYCE, through the completed ARISE and ongoing ENCORE trials, which are intended to fulfill the FDA's post-marketing requirement to allow for the full approval of ARIKAYCE in the US, as well as to support the use of ARIKAYCE as a treatment for patients with MAC lung disease.

The ENCORE trial is a randomized, double-blind, placebo-controlled Phase 3b study to evaluate the efficacy and safety of an ARIKAYCE-based regimen in patients with newly diagnosed or recurrent MAC infection who have not started antibiotics. Patients are randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for 12 months. Patients will then discontinue all study treatments and remain in the trial for three months for the assessment of durability of culture conversion. The primary endpoint is change from baseline to Month 13 in respiratory symptom score. The key secondary endpoint is the proportion of subjects achieving durable culture conversion at Month 15. In June 2024, we met and aligned with the FDA on the primary endpoint for the ENCORE study. If the data are positive, ENCORE may support a label expansion to include all MAC lung patients as well as support full approval for the current refractory indication. Based on feedback and in alignment with the FDA, we have determined that the primary endpoint for the ENCORE study will include eight questions from the QOL-B respiratory domain PRO. We completed enrollment of the ENCORE study in the fourth quarter of 2024, with 425 patients enrolled. We anticipate reporting topline data in the first quarter of 2026.
Subsequent lifecycle management studies could also potentially enable us to reach more patients. These initiatives may include new clinical studies sponsored by us and may also include investigator-initiated studies, which are independent clinical studies initiated and sponsored by physicians or research institutions, with funding from us.
Market Opportunity for ARIKAYCE in MAC Lung Disease
NTM lung disease is associated with increased rates of morbidity and mortality, and MAC is the predominant pathogenic species in NTM lung disease in the US, Europe and Japan. The prevalence of NTM lung disease has increased over the past two decades, and we believe it is an emerging public health concern worldwide. Based on an analysis using information from external sources, including market research funded by us and third parties, and internal analyses and calculations, we estimate the potential patient populations in the US, the European 5 (comprised of France, Germany, Italy, Spain and the UK) and Japan are as follows:

Potential Market	Estimated Number of Patients with Diagnosed MAC Lung Disease	Estimated Number of Patients with Refractory MAC Lung Disease
United States	95,000-115,000	12,000-17,000
European 5	14,000	1,400
Japan	125,000-145,000	15,000-18,000
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
In October 2021, the EMA’s Paediatric Committee approved the brensocatib Pediatric Investigational Plan for the treatment of patients with NCFBE. Subsequently, the ASPEN trial included 41 adolescent patients between ages 12 to 17, which will fulfill the pediatric study requirements to support marketing applications in this patient population in the US, Europe and Japan.
The WILLOW Study
The WILLOW study was a randomized, double-blind, placebo-controlled, parallel-group, multi-center, multi-national, Phase 2b study to assess the efficacy, safety and tolerability, and pharmacokinetics of brensocatib administered once daily for 24 weeks in patients with NCFBE. The WILLOW study was conducted at 116 sites and enrolled 256 adult patients diagnosed with NCFBE who had at least two documented pulmonary exacerbations in the 12 months prior to screening. Patients were randomized 1:1:1 to receive either 10 mg or 25 mg of brensocatib or matching placebo. The primary efficacy endpoint was the time to first pulmonary exacerbation over the 24-week treatment period in the brensocatib arms compared to the placebo arm.
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
ASPEN Safety and Efficacy Data
We announced positive topline results from the ASPEN trial in May 2024. The primary efficacy analysis included data from 1,680 adult patients and 41 adolescent patients. Brensocatib was well-tolerated in the study. In addition, the study met its primary endpoint, with both dosage strengths of brensocatib demonstrating statistically significant reductions in the annualized rate of adjudicated PEs versus placebo. The study also met several of its prespecified secondary endpoints with statistical significance. In February 2025, the FDA accepted our NDA, with priority review granted, for brensocatib in patients with bronchiectasis.
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
* - Statistically significant
^ - Nominally significant p-value
Further Research and Development
In August 2019, we received notice from the FDA that we were awarded a development grant of $1.8 million for specific work to be performed on a PRO tool. The grant funding was for the development of a novel PRO tool for use in clinical trials to measure symptoms in patients with NCFBE with and without NTM lung infection. The grant has come to the end of the funding period and met the objectives with grant deliverables submitted to the FDA’s Drug Development Tool Qualification Program for evaluation by the FDA.
In January 2023, we reported topline data from the Phase 2a, multiple-dose, pharmacokinetic/pharmacodynamic study of brensocatib in patients with CF. This Phase 2a study included both patients who were on background CFTR modulator drugs and patients who were not on CFTR modulator drugs. The study duration was approximately one month and dosed CF patients to placebo, 10 mg, 25 mg, and 40 mg of brensocatib. A clear dose-dependent and exposure-dependent inhibition of blood NSPs was observed in patients treated with brensocatib across all doses in this study, consistent with the mechanism of action of brensocatib. Safety and tolerability were consistent with what was observed during the Phase 2b WILLOW study, with no significant drug-related findings. We concluded that an additional cohort evaluating a 65 mg dose of brensocatib is not needed in this patient population.

We are conducting further studies to explore the potential of brensocatib in additional neutrophil-mediated diseases, including CRSsNP and HS. CRSsNP currently has one approved pharmacological therapy (corticosteriod nasal spray); however, many patients do not respond to corticosteroids or endoscopic sinus surgery. The Phase 2b BiRCh trial of brensocatib in patients with CRSsNP is underway. In the fourth quarter of 2024, we initiated a Phase 2b study of brensocatib in patients with HS.
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

Potential Market	Estimated Number of Patients Diagnosed with Bronchiectasis
United States	500,000
European 5	600,000
Japan	150,000
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
In May 2024, we reported topline safety data and certain exploratory efficacy endpoints from the Phase 2a study of TPIP in patients with PH-ILD. We anticipate initiating a Phase 3 registration program in PH-ILD in the second half of 2025. We also have an ongoing Phase 2b study designed to investigate the effect of TPIP in patients with PAH. Enrollment in the Phase 2b study of TPIP in PAH completed in the fourth quarter of 2024 and we anticipate topline results in mid-2025.
Market Opportunity for TPIP in PH-ILD and PAH
We believe TPIP may be a highly effective therapy that has the potential to ease the treatment burden for patients with PH-ILD and PAH, improve compliance and be associated with fewer side effects compared to current therapies. Based on our assessment of information from external sources, including market research conducted by third parties, we estimate the potential addressable market for TPIP at launch in the US, the European 5 and Japan will be as follows (approximately):

Potential Market	Estimated Number of Patients Diagnosed with PH-ILD	Estimated Number of Patients Diagnosed with PAH
United States	50,000	35,000
European 5	65,000	40,000
Japan	20,000	15,000
Gene Therapy
In the fourth quarter of 2024, we received clearance from the FDA for our IND application for INS1201, a microdystrophin adeno-associated virus gene replacement therapy for patients with DMD. Administered intrathecally, this approach has the potential to target both skeletal and cardiac muscles at lower doses. We anticipate initiating a clinical trial in patients with DMD in the first half of 2025.
Pre-Clinical Development
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
We continue to progress our pre-clinical research programs across a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
Corporate Development

We plan to continue to develop, acquire, in-license or co-promote other products, product candidates and technologies, including those that address serious diseases that currently have significant unmet needs. We are focused broadly on serious disease therapeutics and prioritizing those areas that best align with our core competencies.
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
In October 2017, we entered into certain agreements with Patheon UK Limited (Patheon), a wholly-owned subsidiary of Thermo Fisher Scientific, Inc. (Thermo Fisher), related to increasing our long-term production capacity for ARIKAYCE commercial inventory. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our anticipated long-term commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. The aggregate investment to increase the long-term production capacity, including under these agreements, and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $116.0 million. In addition, we have a commercialization agreement with PARI, the manufacturer of our drug delivery nebulizer for ARIKAYCE, to address our commercial supply needs (the Commercialization Agreement).
In January 2024, we entered into certain agreements with Patheon Inc., a wholly-owned subsidiary of Thermo Fisher, related to the manufacture and supply of brensocatib by Patheon Inc. for our anticipated long-term commercial needs. In addition, in September 2024, we entered into a commercial manufacturing and supply agreement with Esteve Química, S.A. (Esteve) for the manufacture and supply of brensocatib's active pharmaceutical ingredient. We are required to deliver to Patheon Inc. the active pharmaceutical ingredient needed to manufacture brensocatib.
We expect to utilize contract manufacturing organizations (CMOs) to fulfill our future manufacturing requirements for TPIP. Certain product candidates will be manufactured using future in-house manufacturing capabilities.
Intellectual Property
We own or license rights to more than 850 issued patents and pending patent applications in the US and in foreign countries, including more than 300 issued patents and pending patent applications related to ARIKAYCE. Our success depends in large part on our ability to maintain proprietary protection surrounding our product candidates, technology and know-how; to operate without infringing the proprietary rights of others; and to prevent others from infringing our proprietary rights. We actively seek patent protection by filing patent applications, including on inventions that are important to the development of our business in the US, Europe, Japan, Canada, and selected other foreign markets that we consider key for our product candidates. These international markets generally include Australia, China, India, Israel and Mexico.
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
ARIKAYCE Patents
Of the patents and applications related to ARIKAYCE, there are 13 in force issued US patents that cover the ARIKAYCE composition and its use in treating NTM that are listed in the FDA Orange Book. These patents and their expiration dates, based on filing dates, are as follows:

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
•US Patent No. 9,895,385 (expires May 15, 2035)
•US Patent No. 10,251,900 (expires May 15, 2035)
•US Patent No. 10,751,355 (expires May 15, 2035)
•US Patent No. 11,446,318 (expires May 15, 2035)
•US Patent No. 12,016,873 (expires May 15, 2035)
•US Patent No. 12,168,021 (expires May 15, 2035)
•US Patent No. 12,168,022 (expires May 15, 2035)
In addition, we own four pending US patent applications that cover the ARIKAYCE composition and/or its use in treating NTM lung disease, including those caused by MAC infections. One or more of the patent applications, if issued as patents in their current form, may be eligible for listing in the FDA Orange Book for ARIKAYCE. We also own a pending US application that covers methods for making ARIKAYCE. We anticipate that in the US, we will have patent coverage for ARIKAYCE and its use in treating NTM lung disease, including NTM lung disease caused by MAC, through at least May 15, 2035.
Ten patents have been granted by the European Patent Office (EPO) (European Patent Nos. 1909759, 1962805, 2823820, 2852391, 3067046, 3142643, 3466432, 3766501, 4005576 and 4122470) that relate to ARIKAYCE and its use in treating NTM lung disease, including those caused by MAC infections. In addition, we have additional patent applications pending before the EPO that relate to ARIKAYCE and its use in treating NTM lung disease. European Patent No. 1909759 (the ’759 patent), owned by us, was previously opposed by Generics (UK) Ltd. A hearing was held on October 19, 2015, during which we submitted amended claims. The European Patent Office Opposition Division (EPOOD) maintained the patent as amended and Generics (UK) Ltd appealed the decision. The EPO Technical Board of Appeals heard arguments related to the appeal on January 8, 2019 and the product claims of the patent were held invalid. The method of manufacture claims was remitted to the EPOOD for further consideration, and the EPO has since maintained the validity of these claims. European Patent Nos. 1962805 and 3067046, both of which expire approximately five months after the ‘759 patent (December 5, 2026 vs. July 19, 2026), also include claims related to ARIKAYCE and its use in treating NTM lung disease. European Patent Nos. 2852391 and 4005576 each expires May 21, 2033 and include claims related ARIKAYCE together with a vibrating mesh nebulizer having certain properties. European Patent Nos. 3142643, 3466432, 3766501 and 4122470 each expire May 15, 2035 and include claims related to ARIKAYCE and its use for treating MAC lung infections.
More than 50 patents have also been issued and are in force in other major foreign markets, e.g., Japan, China, Korea, Australia, and India, that relate to ARIKAYCE and/or methods of using ARIKAYCE for treating various pulmonary disorders, including NTM lung disease. More than 30 foreign patent applications are pending that relate to the ARIKAYCE composition and/or its use in treating various pulmonary disorders, including NTM lung disease.
Through our agreements with PARI, we have license rights to US and foreign patents and applications that cover the Lamira medical device through January 18, 2034. We have entered into a commercial supply agreement with PARI and we also have rights to use the nebulizers in expanded access programs and clinical trials.
Brensocatib Patents
Through our agreement with AstraZeneca, we have licensed US Patent Nos. 9,522,894, 9,815,805, 10,287,258, 10,669,245, 11,655,221, 11,655,222, 11,655,223, 11,655,224, 11,673,871, 11,773,069, 11,814,359, and 12,054,465, which have claims related to brensocatib and methods for using brensocatib in certain treatment methods, including the treatment of obstructive diseases of the airway such as bronchiectasis. US Patent No. 9,522,894 expires March 12, 2035 while the remaining US patents expire January 21, 2035 (not taking into account any potential patent term extension). Counterpart patents of the aforementioned US patents have issued in Australia, Canada, Europe, China, Japan, South Korea, India, Israel, and Mexico and expire January 21, 2035, not accounting for any potential patent term extension. We have also licensed US Patent No. 12,059,424 from AstraZeneca, and this patent expires February 21, 2040. The claims in US Patent No. 12,059,424 relate to certain components of the brensocatib oral tablet. Counterpart patents have issued in China, Europe and Japan and expire March 1, 2039. In addition, patent applications related to brensocatib and methods of using the same to treat indications of interest such as bronchiectasis, HS and chronic rhinosinusitis are pending in the US and throughout the world, including in Europe, China, and Japan.

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
License and Other Agreements
Multi-program Agreements
PPD Development, L.P. (a wholly-owned subsidiary of Thermo Fisher)
In April 2020, we entered into a master services agreement with PPD Development, L.P. (PPD) pursuant to which we retained PPD to perform clinical development services in connection with certain of our clinical research programs. The master services agreement has an initial term of five years. Either party may terminate (i) any project addendum under the master services agreement for any reason and without cause upon 30 days’ written notice, (ii) any project addendum in the event of the other party’s breach of the master services agreement or such project addendum upon 30 days’ written notice, provided that such breach is not cured within such 30-day period, (iii) the master services agreement or any project addendum immediately upon the occurrence of an insolvency event with respect to the other party or (iv) any project addendum upon 30 days’ written notice if (a) the continuation of the services under such project addendum would post material ethical or safety risks to study participants, (b) any approval from a regulatory authority necessary to perform the applicable study is revoked, suspended or expires without renewal or (c) in the reasonable opinion of such party, continuation of the services provided under such project addendum would be in violation of applicable law. We have entered into project addenda with PPD to perform clinical development services over several years for, but not limited to, our ARISE, ENCORE and ASPEN studies and other trials involving brensocatib and TPIP. The total cost of these project addenda is $498.9 million.
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
We have certain obligations under this licensing agreement in relation to specified licensed indications. With respect to NTM, we met all obligations to achieve certain commercial, developmental and regulatory milestones by the required deadlines. With respect to bronchiectasis, we have satisfied our obligation to use commercially reasonable efforts to initiate a Phase 3 trial for bronchiectasis. With respect to CF, we are obligated to use commercially reasonable efforts to develop, obtain regulatory and reimbursement approval, market and sell ARIKAYCE in two or more major European countries, as well as to achieve certain milestones specified in the licensing agreement. Termination of the licensing agreement or loss of exclusive rights may occur if we fail to meet our obligations, including payment of royalties to PARI.
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
In July 2014, we entered into a Commercialization Agreement with PARI for the manufacture and supply of the Lamira® Nebulizer Systems and related accessories (the Device), which is an e-Flow® nebulizer modified and optimized for use with ARIKAYCE. Under the Commercialization Agreement, PARI manufactures the Device except in the case of certain defined supply failures, when we will have the right to make the Device and have it made by third parties (but not certain third parties deemed under the Commercialization Agreement to compete with PARI). The Commercialization Agreement has an initial term of 15 years that began to run in October 2018 (the Initial Term). The term of the Commercialization Agreement may be extended by us for an additional five years by providing written notice to PARI at least one year prior to the expiration of the Initial Term.
Resilience
In February 2014, we entered into a contract manufacturing agreement with Therapure Biopharma Inc., which has been assumed by Resilience, for the manufacture of ARIKAYCE, on a non-exclusive basis, at a 200 kg scale. Pursuant to the agreement, we collaborated with Resilience to construct a production area for the manufacture of ARIKAYCE in Resilience's existing manufacturing facility in Mississauga, Ontario, Canada. The agreement had an initial term of five years, which began in October 2018, and renews automatically for successive periods of two years each, unless terminated by either party by providing the required two years' prior written notice to the other party. Under the agreement, we are obligated to pay a minimum of $6.0 million, subject to inflation, for commercial ARIKAYCE batches produced and certain manufacturing activities each calendar year. The agreement allows for termination by either party upon the occurrence of certain events, including (i) the material breach by the other party of any provision of the agreement or the quality agreement expected to be entered into between the parties, and (ii) the default or bankruptcy of the other party. In addition, we may terminate the agreement for any reason upon no fewer than 180 days' advance notice.
Patheon (a wholly-owned subsidiary of Thermo Fisher) and related agreements
In October 2017, we entered into certain agreements with Patheon related to the increase of our long-term production capacity for ARIKAYCE. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. Our manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon have given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The aggregate investment to increase our long-term production capacity, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $116.0 million.
Cystic Fibrosis Foundation Therapeutics, Inc.
In 2004 and 2009, we entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby we received $1.7 million and $2.2 million in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the CFFT agreements, as amended, we owe milestone payments to CFFT of $13.4 million in the aggregate payable through 2025, of which $10.4 million has been paid as of December 31, 2024. Furthermore, if certain global sales milestones were met within five years of the commercialization of ARIKAYCE, we would have owed up to an additional $3.9 million. We met and paid $1.7 million of these additional global sales milestone payments.
Brensocatib-related Agreements
AstraZeneca
In October 2016, we entered into a license agreement with AstraZeneca (the AZ License Agreement), pursuant to which AstraZeneca granted us exclusive global rights for the purpose of developing and commercializing AZD7986 (renamed brensocatib). In consideration of the licenses and other rights granted by AstraZeneca, we made an upfront payment of $30.0 million in late October 2016. In December 2020, we incurred a $12.5 million milestone payment obligation upon the first dosing in a Phase 3 clinical trial of brensocatib. In May 2024, upon our release of an official public statement that we intended to file an NDA, we incurred an additional $12.5 million milestone payment obligation. Upon regulatory approval by the FDA of an NDA, we will owe AstraZeneca an additional $30.0 million. Subsequent to this milestone, we are also obligated to make a series of additional contingent milestone payments totaling up to an additional $30.0 million upon the achievement of regulatory filing milestones. If we elect to develop brensocatib for a second indication, we will be obligated to make an additional series of contingent milestone payments totaling up to $42.5 million, the first of which occurs at the initiation of a Phase 3 trial in the additional indication. We are not obligated to make any additional milestone payments for additional indications. In addition, we have agreed to pay AstraZeneca tiered royalties ranging from a high single-digit to mid-teens on net sales of any approved product based on brensocatib and one additional payment of $35.0 million upon the first achievement of $1.0 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with us for commercialization of brensocatib in chronic obstructive pulmonary disease or asthma. If we fail to comply with our obligations under our agreements with AstraZeneca (including, among other things, if we fail to use commercially reasonable efforts to develop and commercialize a product based on brensocatib, or we are subject to a bankruptcy or insolvency), AstraZeneca would have the right to terminate the license.
In March 2020, AstraZeneca exercised its first option pursuant to our October 2016 license agreement under which AstraZeneca can advance clinical development of brensocatib in the indications of chronic obstructive pulmonary disease (COPD) or asthma. Under the terms of the agreement, upon exercise of this option, AstraZeneca became solely responsible for all aspects of the development of brensocatib up to and including Phase 2b clinical trials in COPD or asthma. In March 2024, AstraZeneca exercised its second and final option under the agreement to further develop brensocatib beyond Phase 2b clinical trials and, if approved, commercialize brensocatib in the indications of COPD or asthma, upon reaching agreement after good faith negotiations resulting in terms, including financial terms, satisfactory to us and to AstraZeneca for such further development and commercialization. In June 2024, the negotiation period following such exercise of the final option expired. No agreement was reached between us and AstraZeneca to permit AstraZeneca to further develop and, if approved, commercialize brensocatib in the indications of COPD or asthma. As a result, we retain full worldwide development and commercialization rights for brensocatib in all indications other than COPD or asthma and AstraZeneca has no further development or commercialization rights for brensocatib in COPD, asthma or any other indication.
Patheon Inc. (a wholly-owned subsidiary of Thermo Fisher) and related agreements
In January 2024, we entered into certain agreements with Patheon Inc. related to the manufacture and supply of brensocatib by Patheon Inc. for our anticipated long-term commercial needs. Under these agreements, we are required to deliver to Patheon Inc. the active pharmaceutical ingredients needed to manufacture brensocatib. Our master commercial manufacturing services agreement with Patheon Inc. will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon Inc. have given written notice of termination. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. Patheon Inc.'s supply obligations are governed by individual product agreements entered into from time to time under the master commercial manufacturing services agreement. The product agreements specify, among other things, the term and pricing for Patheon Inc.’s supply obligations.
Esteve Química, S.A.
In September 2024, we entered into a commercial manufacturing and supply agreement with Esteve for the manufacture and supply of brensocatib's active pharmaceutical ingredient. The commercial manufacturing and supply agreement has an initial term of three years, after which it will continue for successive 12-month renewal terms unless either we or Esteve have given written notice of termination. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency, the discontinue of specified dosages or changes in the regulatory landscape. Esteve’s supply obligations are based on rolling forecasts of our anticipated demand for brensocatib.
Competition
The biotechnology and pharmaceutical industries are highly competitive. We face potential competitors from many different areas including commercial pharmaceutical, biotechnology and device companies, academic institutions and scientists, other smaller or earlier stage companies and non-profit organizations developing anti-infective drugs and drugs for respiratory, inflammatory, immunology, oncology, and rare diseases. Many of these companies have greater human and financial resources and may have product candidates in more advanced stages of development and may reach the market before our product candidates. Competitors may develop products that are more effective, safer or less expensive or that have better tolerability or convenience. We also may face generic competitors where third-party payors will encourage use of the generic products. Although we believe that our formulation delivery technology, respiratory and anti-infective expertise, experience and knowledge in our specific areas of focus provide us with competitive advantages, these potential competitors could reduce our commercial opportunity. Additionally, there currently are, and in the future there may be, already-approved products for certain of the indications for which we are developing, or in the future may choose to develop, product candidates. For instance, PAH is a competitive indication with established marketed products, including other formulations of treprostinil.
In the lung disease market, our major competitors include pharmaceutical and biotechnology companies that have approved therapies or therapies in development for the treatment of chronic lung infections. There are other companies that are currently conducting clinical trials for the treatment of lung disease. While there are currently no approved treatments for bronchiectasis, clinical studies in this disease state and specific endotypes (for instance, bronchiectasis with eosinophilic inflammation) have been initiated. Certain entities have expressed interest in studying other DPP1 inhibitors for the treatment of bronchiectasis and we are aware of at least two entities currently conducting clinical trials for the treatment of bronchiectasis with a DPP1 inhibitor. Products developed by certain of our competitors may potentially be used in combination with brensocatib, if approved.
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

Japan
The MHLW may, after hearing the opinion of the Pharmaceutical Affairs and Food Sanitation Council, grant orphan drug designation to a drug intended to treat a rare disease or condition if the drug meets the following conditions: (i) the number of target patients is less than 50,000 in Japan; (ii) the necessity of orphan drug designation is high from a medical point of view; and (iii) the plan for development of the drug is appropriate. Even if a drug is granted orphan drug designation, however, it does not always receive the manufacturing and marketing approval that is necessary for the drug to be sold or marketed in Japan. ARIKAYCE did not qualify for orphan drug designation in Japan due to the estimated number of NTM patients in Japan exceeding 50,000.
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
As a condition of accelerated approval, the FDA typically requires certain post-marketing clinical studies to verify and describe clinical benefit of the product, and may impose restrictions on distribution to assure safe use. Under the Consolidated Appropriations Act, 2023, Congress gave FDA the authority to require, as appropriate, that a confirmatory trial be underway prior to accelerated approval or within a specified time period after the date of accelerated approval. In addition, promotional materials for an accelerated approval drug to be used in the first 120 days post-approval must be submitted to the FDA prior to approval, and materials to be used after that 120-day period must be submitted 30 days prior to first use. If the required post-marketing studies fail to verify the clinical benefit of the drug, or if the applicant fails to perform the required post-marketing studies with due diligence, the FDA may withdraw approval of the drug under streamlined procedures in accordance with the FDCA, as amended by the Consolidated Appropriations Act, 2023. The agency may also withdraw approval of a drug if, among other things, the promotional materials for the product are false or misleading, or other evidence demonstrates that the drug product is not shown to be safe or effective under its conditions of use.
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
Priority review applies to an application (both original and efficacy supplement) for a drug that treats a serious condition and that, if approved, would provide a significant improvement in safety or effectiveness. It also applies to any supplement that proposes a labeling change pursuant to a report on a pediatric study conducted pursuant to section 505A of the FDCA. A request for priority review is submitted at the time of submission of an NDA or BLA, or supplemental NDA or BLA. The FDA must respond within 60 days of receipt of the request. If granted, the review time is shortened from the standard 10 months to 6 months, beginning either after the 60-day filing review period (in the case of NME NDA and original BLA submissions) or the date of receipt (in the case of non-NME original NDA submissions).
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
A five-year period of non-patent exclusivity within the US is granted to the first applicant to gain approval of an NDA for a new chemical entity (NCE). An NCE is a drug that contains no active moiety (the molecule or ion responsible for the action of the drug substance) that has been approved by the FDA in any other application submitted under section 505(b) of the FDCA. During the exclusivity period for an NCE, the FDA may not accept for review an abbreviated NDA (ANDA) or a 505(b)(2) NDA submitted by another company that references (i.e., relies on the FDA's prior approval of) the NCE drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement with respect to a patent listed with the FDA for the NCE drug.
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
Medical device manufacturers must demonstrate and maintain compliance with the FDA’s QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of medical devices. The FDA enforces the QSR through periodic inspections and unannounced “for cause” inspections. In January 2024, the FDA issued a final rule amending the QSR to align more closely with the international consensus standard for Quality Management Systems for medical devices used by many other regulatory authorities around the world, ISO 13485:2016. The revised regulation is referred to as the Quality Management System Regulation (QMSR) and becomes effective on January 2, 2026. The FDA made conforming edits to the combination product regulation to clarify the device Quality Management System (QMS) requirements for combination products.
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
Japan
Under the Japanese regulatory system administered by the MHLW and the PMDA (which is responsible for product review and evaluations under the supervision of the MHLW), in principle, pre-marketing approval and clinical studies are required for all pharmaceutical products. The Law on Securing Quality, Efficacy and Safety of Products Including Pharmaceuticals and Medical Devices (Act No. 145 of 1960) requires a license for marketing authorization when importing to Japan and selling pharmaceutical products manufactured in other countries, a holder of such license is referred to as a marketing authorization holder. It also requires a foreign manufacturer to get each of its manufacturing sites certified as a manufacturing site of pharmaceutical products to be marketed in Japan. To receive a license for marketing authorization, the manufacturer or seller must, at the very least, employ certain manufacturing marketing, quality and safety personnel. A license for marketing authorization may not be granted if the quality management methods and post marketing safety management methods applied with respect to the pharmaceutical product fail to conform to the standards stipulated in the ordinances promulgated by the MHLW. To obtain manufacturing/marketing approval for a new product, a Company must submit an application for approval to the MHLW with results of CMC, nonclinical and clinical studies to show the quality, efficacy and safety of the product candidate. A data compliance review, on-site inspection for good clinical practice, audit and detailed data review for compliance with current good manufacturing practices are undertaken by the PMDA. The application is then discussed by the committees of the Pharmaceutical Affairs and Food Sanitation Council. Based on the results of these reviews, the final decision on approval is made by the MHLW. The time required for the approval process varies depending on the product. PMDA's target review period (submission to approval) is twelve months (standard review) and nine months (priority review), although this is not a commitment. The product also needs approval for pricing in order to be eligible for reimbursement under Japan's National Health Insurance system. The medical products which, once they are approved and marketed, are subject to the continuing standards of Good Manufacturing Practice and Good Quality Practice and are also subject to regular post-marketing vigilance of safety and quality under the standards of Good Vigilance Practice and Good Post-marketing Study Practice. In Japan, the National Health Insurance system maintains a Drug Price List specifying which pharmaceutical products are eligible for reimbursement, and the MHLW sets the prices of the products on this list. After receipt of marketing approval, negotiations regarding the reimbursement price with the MHLW would begin. Price would be determined within 60 to 90 days following receipt of marketing approval unless the applicant disagrees, which may result in extended pricing negotiations. The government is currently introducing price cut rounds every year and mandates price decreases for specific products. New products judged innovative or useful, that are indicated for pediatric use, or that target orphan or small population diseases, however, may be eligible for a pricing premium. Price revisions after product launch based on Health Technology Assessment (HTA) and Cost-Effectiveness Analysis (CEA) were introduced in 2019. Products meeting the relevant criteria may have their prices adjusted according to the outcomes of the HTA/CEA evaluation. Additionally, certain rules for post-launch price reductions, such as Repricing for Market Expansion, are also applied. The government has also promoted the use of generics, where available.
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
This can also include pediatric pharmaceutical forms, in all subsets of the pediatric population. The mandatory pediatric testing is carried out through the implementation of a pediatric investigation plan (PIP), which is proposed by the applicant and approved by the EMA. A PIP contains all the studies to be conducted and measures to be taken in order to support the approval of the new drug, including pediatric pharmaceutical forms, in all subsets of the pediatric population. Implementation of a PIP is a prerequisite to validation of an MAA. Following granting of the marketing authorization, post approval compliance is also reviewed through the life cycle of the product until the PIP is completed. A PIP may allow for one or more waivers or deferral for one or more of the studies or measures included therein in order not to delay the approval of the drug in adults, and, on another hand, the EMA may grant either a product-specific waiver for the (adult) disease/condition or one or more pediatric subsets or a class waiver for the disease/condition. PIPs are subject to potential modifications from time to time, when they no longer are workable, if approved by EMA. Any new indication as a variation to an existing marketing authorization requires a new PIP for that indication. In the case of orphan medicinal products, completion of an approved PIP can result in an extension of the market exclusivity period from ten to twelve years. To benefit from the additional exclusivity the PIP must be completed and content from the PIP must be included in the approved summary of product characteristics.
Japan
In Japan, there is no statutory rule which imposes any different obligation on pharmaceutical manufacturers engaging in pediatric drug development than on other pharmaceutical manufacturers. However, the guidelines of the MHLW (Handling of Pharmaceuticals during the Reexamination Interval Period (Issue No. 107, February 1, 1999) and Enforcement of the Ministerial Ordinance Partially Revising the Ministerial Ordinance on Standards for Post-marketing Surveillance of Pharmaceutical Products and Review of Post-marketing Surveillance for the Reexamination of Pharmaceutical Products (No. 1324, December 27, 2000)) state as follows: (i) since information on pediatric patients obtained in clinical trials may be limited, the MHLW recommends that pharmaceutical manufacturers conduct adequate post-marketing surveillance during the reexamination interval period and collect as much information as possible for proper use of drugs for pediatric patients; and (ii) if a pharmaceutical manufacturer plans to conduct a clinical trial to set the dose of a pediatric drug to prepare application for manufacturing/marketing approval or after receiving the same approval, the reexamination interval period may be extended up to ten years. The notification of MHLW (Partial Revision of Handling of Reexamination Period (Issue No. 0116/3, January 16, 2024)) states that ten years will be applied as the reexamination period for the “addition of clearly different dosage such as pediatric doses.” In addition, since February 2010 the MHLW has convened a study group composed of physicians on a regular basis to discuss and promote the development of children’s drugs that have been approved for use in Europe and the US but are not yet approved in Japan, so that they can be used as early as possible in Japan as well.
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

Early Access Programs (EAPs)
Certain countries allow the supply or use of non-authorized medicinal products within strictly regulated EAPs. Some may also provide reimbursement for drugs provided in the context of EAPs. Under EU law, member states are authorized to adopt national legal regimes for the supply or use of non-authorized drugs in case of therapeutic needs. The most common national legal regimes are compassionate use programs and named-patient sales, but other national regimes for early access may be available, depending on the member state. For drugs that must be approved through the centralized procedure, such as orphan drugs, compassionate use programs are also regulated at the European level. ARIKAYCE is available in certain countries under these early access programs.
Special programs can be set up to make available to patients with an unmet medical need a promising drug which has not yet been authorized for their condition (compassionate use). As a general rule, compassionate use programs can only be put in place for drugs or biologics that are expected to help patients with life-threatening, long-lasting or seriously disabling illnesses who currently cannot be treated satisfactorily with authorized medicines, or who have a disease for which no medicine has yet been authorized. The compassionate use route may be a way for patients who cannot enroll in an ongoing clinical trial to obtain treatment with a potentially life-saving medicine. Compassionate use programs are coordinated and implemented by the EU member states, which decide independently how and when to open such programs according to national rules and legislation. These programs are mainly used to treat a group or cohort of patients. Generally, doctors who wish to obtain a promising drug for their seriously ill patients will need to contact the relevant national authority in their respective country and follow the procedure that has been set up. Typically, the national authority keeps a register of the patients treated with the drug within the compassionate use program, and a system is in place to record any side effects reported by the patients or their doctors. Orphan drugs very often are subject to compassionate use programs due to their very nature (rare diseases are life-threatening, long-lasting or seriously disabling diseases) and the long time required for both their approval and effective marketing.
Doctors can also obtain certain drugs for their patients by requesting a supply of a drug from the manufacturer or a pharmacist located in another country, to be used for an individual patient under their direct responsibility. This is often called treatment on a 'named-patient basis' and is distinct from compassionate use programs. For access via named-patient such medicine should, or must (depending on legislation) be authorized in at least one country, from which it can be imported into the patient’s country under a named-patient access program. In this case, the doctor responsible for the treatment will either contact the manufacturer directly or issue a prescription to be fulfilled by a pharmacist. While manufacturers or pharmacists do record what they supply, there is no central register of the patients that are being treated in this way.
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
In August 2022, President Biden signed the Inflation Reduction Act (IRA) of 2022 (P.L. 117-169) into law. This law will, for the first time, allow Medicare to negotiate the price of certain high expenditure, single source Medicare Part B or Part D drugs. The Centers for Medicare & Medicaid Services has implemented a Medicare Drug Price Negotiation Program, and this program may affect future Medicare reimbursement for our drugs. The IRA also requires manufacturers of certain Part B and Part D drugs to issue to the US Department of Health and Human Services (HHS) rebates based on certain calculations and triggers (i.e., when drug prices increase and outpace the rate of inflation) which may influence the pricing of current and future products. Drug pricing is an active area for regulatory reform at both the federal and state levels, and additional significant changes to current drug pricing and reimbursement structures in the US could be forthcoming.

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
Employees
As of December 31, 2024, we had a total of 1,271 full-time employees: 579 in research, clinical, regulatory, medical affairs and quality assurance; 89 in technical operations, manufacturing and quality control; 210 in general and administrative functions; and 393 in commercial activities. We had 1,007 full-time employees in the US, 153 employees in Europe and 111 employees in Japan. We anticipate increasing our headcount in 2025.
None of our employees are represented by a labor union and we believe that our relations with our employees are generally good. Generally, our US employees are at-will employees; however, we have entered into employment agreements with certain of our executive officers.
Human Capital
Employee Attraction, Retention and Development
We are dedicated to attracting and retaining the best possible talent. Our compensation program, including short- and long-term incentives and benefits, is designed to allow us to attract and retain individuals whose skills are critical to our current and long-term success. Total compensation is generally positioned within a competitive range of the peer market median, with differentiation based on market benchmarks, experience, skills, proficiency, and performance to attract and retain key talent. With our compensation program, we also aim to align the interests of our employees with those of our stockholders.

We believe that continued growth and development are essential to the professional well-being of our team. We seek to develop our employee talent within the organization through access to internal and external training, continuous learning programs and other development initiatives. As our organization and capabilities grow, we aim to ensure we have provided our team members with the guidance and resources they need to develop as professionals and to support our business.
Our Values
Five core values—collaboration, accountability, passion, respect, and integrity—set the tone for our culture and guide the actions we take each day. We strive to ensure that these values drive all of our human capital endeavors, including hiring, our annual employee feedback process, our Global Core Competencies, our Recognition Program, and our employee onboarding initiatives.
We are focused on maintaining an inclusive work environment that best supports the varied needs of the patient communities we serve. We continue to grow our list of employee resource groups, adding two in 2024, and expand our sourcing for new talent to enhance our talent pipeline. We are also committed to equitable pay for all employees. We use industry benchmarks and annual internal equity reviews to make salary adjustments as needed in efforts to ensure a fair and bias-free compensation system. As we grow, we are continuing to implement initiatives to advance the development of our talent and ensure comprehensive succession plans both in our employee workforce and our board of directors.
As part of our effort to further the integration of our values across our business, in 2024, we hired a director of sustainability, with centralized responsibility for our Responsibility Report and sustainability efforts. This individual, together with members of our executive leadership, updates our Nominations and Governance Committee and Board of Directors on sustainability considerations and strategy. We are cognizant of our environmental impact, currently support several green measures and community service programs, and continue to explore options to improve and build upon our sustainability efforts. We are committed to ensuring the health and well-being of our employees and promoting patient advocacy and safety. Finally, we are driven by integrity and believe good corporate governance is important and necessary to maintain ethical and compliant business practices. In 2024, we published our second Responsibility Report.
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
•Our prospects are highly dependent on the success of our only approved product, ARIKAYCE. If we are unable to continue to successfully market and commercialize or maintain approval for ARIKAYCE, our business, financial condition, results of operations and prospects and the value of our common stock will be materially adversely affected.
•We may not be able to obtain regulatory approvals for brensocatib, TPIP, or for our other product candidates and we may not be able to receive approval for ARIKAYCE in front-line NTM lung disease or in new markets. Any such failure to obtain regulatory approvals, particularly for brensocatib in the US, may materially adversely affect us.
•The commercial success of ARIKAYCE depends on continued market acceptance by physicians, patients, third-party payors and others in the healthcare community, and the commercial success of brensocatib, TPIP, or our other product candidates, if approved, will similarly depend on such market acceptance.
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
•If we are unable to obtain or maintain adequate reimbursement from government or third-party payors for ARIKAYCE or, if approved, brensocatib, TPIP, or our other product candidates, or if we are unable to obtain or maintain acceptable prices for ARIKAYCE, or, if approved, brensocatib, TPIP, or our other product candidates, our prospects for generating revenue and achieving profitability will be materially adversely affected.
•ARIKAYCE, brensocatib, TPIP, or our other product candidates could develop unexpected safety or efficacy concerns, which could have a material adverse effect on us.
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
•Failure to obtain or maintain regulatory approval or clearance of our product devices, including Lamira, as a delivery system for ARIKAYCE, and the dry powder delivery system for TPIP, could materially harm our business.
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
•If another party obtains orphan drug exclusivity for a product that is considered the same or essentially the same as a product we are developing for a particular indication, we may be precluded or delayed from commercializing the product in that indication.
•Our pre-clinical research activities include the research and development of novel gene therapy product candidates. It will be difficult to predict the time and cost of development and of subsequently obtaining regulatory approval for any such product candidates, or how long it will take to commercialize any gene therapy product candidates.
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
•Our business and operations, including our drug development and commercialization programs, could be materially disrupted and/or subject to reputational harm in the event of system failures, security breaches, cyber-attacks, deficiencies in our cybersecurity, violations of data protection laws or data loss or damage by us or third parties.
•We are subject to data privacy laws and regulations that govern how we can collect, process, store and transfer personal data, and violations can result in meaningful penalties, enforcement, and/or reputational harm and have a significant impact on our operations.
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
•We may need to raise additional funds to continue our operations, and any failure to obtain capital when needed on acceptable terms, or at all, could force us to delay, reduce or eliminate our development programs, commercialization efforts, or other operations.
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
•Our shareholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock for general corporate purposes and upon the conversion of the 2028 Convertible Notes.
•Certain provisions of Virginia law, our articles of incorporation and amended and restated bylaws and arrangements between us and our employees could hamper a third party’s acquisition of us or discourage a third party from attempting to acquire control of us.
Risks Related to the Commercialization and Continued Approval of ARIKAYCE, and the Potential Approval and Commercialization of Brensocatib and TPIP
Our prospects are highly dependent on the continued success of our only approved product, ARIKAYCE, which was approved in the United States as ARIKAYCE (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). If we are unable to continue to successfully market and commercialize or maintain approval for ARIKAYCE, our business, financial condition, results of operations and prospects and the value of our common stock will be materially adversely affected.
Our long-term viability and growth depend on the continued successful commercialization of ARIKAYCE, our only approved product. ARIKAYCE was approved in the US for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting, as defined by patients who do not achieve negative sputum cultures after a minimum of six consecutive months of a multidrug background regimen therapy. Subsequently, ARIKAYCE was approved in Europe for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF, and in Japan for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatments with a multidrug regimen. We refer to NTM lung disease caused by MAC as MAC lung disease. We have invested and continue to invest significant efforts and financial resources in the commercialization of ARIKAYCE, and our ability to continue to generate revenue from ARIKAYCE will depend heavily on successfully commercializing and obtaining full regulatory approval for ARIKAYCE from the FDA by conducting an appropriate confirmatory post-marketing study. ARIKAYCE was our first commercial launch, and its continued successful commercialization and our receipt of full regulatory approval for ARIKAYCE in the US are subject to many risks.
In order to continue to commercialize ARIKAYCE, we must continue to establish and maintain marketing, market access, sales and distribution capabilities on our own or make arrangements with third parties for its marketing, sale and distribution. We are commercializing ARIKAYCE in the US, Europe and Japan using our sales force, but we may not continue to be successful in these efforts. The establishment, development and maintenance of our own sales force is and will continue to be expensive and time-consuming. As a result, we may seek one or more partners to handle some or all of the sales and marketing of ARIKAYCE in certain markets following approval by the relevant regulatory authority in those markets. In that case, we will be reliant on third parties to successfully commercialize ARIKAYCE and will have less control over commercialization efforts than if we handled commercialization with our own sales force. However, we may not be able to enter into arrangements with third parties to sell ARIKAYCE on favorable terms or at all. In the event that either our own marketing, market access, sales force or third-party marketing, and sales organizations are not effective, our ability to generate revenue would be adversely affected.
We may not be able to obtain regulatory approvals for brensocatib, or for our other product candidates and we may not be able to receive approval for ARIKAYCE in front-line NTM lung disease or in new markets. Any such failure to obtain regulatory approvals, particularly for brensocatib, may materially adversely affect us.
We are required to obtain various regulatory approvals prior to studying our products in humans and then again before we market and distribute our products, and the failure to obtain such approvals will prevent us from commercializing our products, which would materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock. While we have obtained accelerated approval for ARIKAYCE in the US and approval in the EU and Japan, seeking regulatory approvals for brensocatib and any future regulatory approvals for our other product candidates as well as approval for ARIKAYCE in front-line NTM lung disease or in other jurisdictions presents significant obstacles. Approval processes in the US, Europe, Japan and other markets require the submission of extensive preclinical and clinical data, manufacturing and quality information regarding the process and facility, scientific data characterizing our product and other supporting data in order to establish safety and effectiveness. These processes are complex, lengthy, expensive, resource intensive and uncertain. Regulators will also conduct a rigorous review of any trade name we intend to use for our products. Even after they approve a trade name, these regulators may request that we adopt an alternative name for the product if adverse event reports indicate a potential for confusion with other trade names and medication error. If we are required to adopt an alternative name, potential commercialization of brensocatib or our other product candidates could be delayed or continued commercialization of ARIKAYCE could be delayed or interrupted. We have limited experience in submitting and pursuing applications necessary to obtain these regulatory approvals.
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
The commercial success of ARIKAYCE depends on continued market acceptance by physicians, patients, third-party payors and others in the healthcare community and the commercial success of brensocatib, TPIP, or our other product candidates, if approved, will similarly depend on market acceptance.
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
Our efforts to educate physicians, patients, third-party payors and others in the healthcare community on the benefits of ARIKAYCE have required and will continue to require significant resources, which may be greater than those required to commercialize more established technologies and these efforts may never be successful. If approved, the market acceptance of brensocatib, TPIP, or our other product candidates may vary among physicians, patients, third-party payors or others in the healthcare community and will depend on substantially similar factors.
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
As a condition of accelerated approval, we must conduct a post-marketing confirmatory clinical trial. Additionally, we are required to submit periodic reports on the progress of this clinical trial. In the fourth quarter of 2020, we commenced the post-marketing confirmatory clinical trial program for ARIKAYCE in patients with MAC lung disease. The confirmatory clinical trial program consists of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed or recurrent MAC lung disease using the PRO tool validated in the ARISE trial. The confirmatory clinical program is intended to fulfill the FDA’s post-marketing requirement to allow for full approval of ARIKAYCE by the FDA, and verification and description of clinical benefit in the ENCORE trial will be necessary for full approval of ARIKAYCE. The trial completion timetable agreed upon with the FDA when the approval letter for ARIKAYCE was received has been delayed. We remain engaged with the FDA regarding the timeline, status and execution of the post-marketing confirmatory clinical trials. There is little precedent for clinical development and regulatory expectations for agents to treat MAC lung disease. In September 2023, we announced positive topline results from the ARISE trial. The study met its primary objective of demonstrating that the QOL-B respiratory domain works effectively as a PRO tool in patients with MAC lung disease. Based on feedback and in alignment with the FDA, we have determined that the primary endpoint for the ENCORE trial will include eight questions from the QOL-B respiratory domain PRO. We completed enrollment of the ENCORE trial in the fourth quarter of 2024, with 425 patients enrolled. However, we may encounter substantial delays in conducting the ENCORE trial, and we may not be able to conduct the trial in a manner satisfactory to the FDA or within the time period required by the FDA. The FDA could, among other things, withdraw its approval of ARIKAYCE using expedited procedures if the ENCORE trial is not successful or if the FDA concludes that we failed to conduct the ENCORE trial with due diligence, that other evidence demonstrates that ARIKAYCE is not shown to be safe and effective, or that we disseminated false or misleading promotional materials with respect to ARIKAYCE. Additionally, under the amendments to the FDCA made by the Consolidated Appropriations Act, 2023, the FDA could pursue administrative and judicial remedies for a violation of the FDCA if we were to fail to conduct the ENCORE trial with due diligence or not timely submit the required reports on the progress of the ENCORE trial. Separate from the confirmatory trial, additional results from ongoing and recently completed studies may affect the FDA’s benefit-risk analysis for the product. Failure to meet all post-marketing commitments may raise additional regulatory challenges.
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
If we ultimately receive approval for ARIKAYCE or any of our product candidates in jurisdictions other than the US, Europe, and Japan, we expect to be subject to similar ongoing regulatory oversight by the relevant foreign regulatory authorities, including the requirement to negotiate with national governments and other counterparties on pricing and reimbursement prices for each new jurisdiction.
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
•Suspension of, or imposition of restrictions on, our operations, including costly new manufacturing requirements with respect to ARIKAYCE, brensocatib, TPIP, INS1201, or any of our other product candidates; and

•Negative publicity, including communications issued by regulatory authorities, which could negatively impact the perception of us or ARIKAYCE, brensocatib, TPIP, INS1201, or any of our other product candidates by patients, physicians, third-party payors or the healthcare community.
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
If we are unable to obtain adequate reimbursement from government or third-party payors for ARIKAYCE or, if approved, brensocatib, TPIP, or our other product candidates, or if we are unable to obtain acceptable prices for ARIKAYCE, or, if approved, brensocatib or TPIP, our prospects for generating revenue and achieving profitability will be materially adversely affected.
Our prospects for generating revenue and achieving profitability depend heavily upon the availability of adequate reimbursement for the use of ARIKAYCE or, if approved, brensocatib, TPIP, or our other product candidates from governmental and other third-party payors, both in the US and in other markets. A portion of our current ARIKAYCE revenue in the US comes from Medicare reimbursement, and we expect that trend to continue. Reimbursement by a third-party payor depends upon a number of factors, including the third-party payor’s determination that use of a product is:
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
There is a significant focus in the US healthcare industry and elsewhere on drug prices and value, and public and private payors are taking increasingly aggressive steps to control their expenditures for pharmaceuticals by, among other things, negotiating manufacturer discounts and placing restrictions on reimbursement for, and patient access to, medications. These pressures could negatively affect our business. We expect changes in the Medicare program and state Medicaid programs, as well as managed care organizations and other third-party payors, to continue to put pressure on pharmaceutical product pricing. One significant example of recent legislative action is the IRA, which was signed into law on August 16, 2022. The IRA gives the HHS the ability and authority to directly negotiate with manufacturers the price that Medicare will pay for certain high-priced drugs and set caps on the negotiated price of such drugs, among other changes. The IRA also requires manufacturers of certain Part B and Part D drugs to issue to HHS rebates based on certain calculations and triggers (i.e., when drug prices increase and outpace the rate of inflation), which may influence the pricing of current and future products. At this time, while we believe that ARIKAYCE will be excluded from negotiation due to its orphan drug designation, we cannot predict other potential implications the IRA provisions will have on our business or the pricing of brensocatib or TPIP, if approved, or any future products. These types of laws may have a significant impact on our ability to set a product price we believe is fair and may adversely affect our ability to generate revenue and achieve or maintain profitability. We expect further federal and state proposals and healthcare reforms to continue to be proposed, which could limit the prices that can be charged for the products we develop or may otherwise limit our commercial opportunity. See Reimbursement of Pharmaceutical Products in Item 1 of Part I of this Annual Report on Form 10-K for more information. In addition, in connection with various government programs, we are required to report certain pricing information to the government, and the failure to do so may subject us to penalties.
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
ARIKAYCE, brensocatib, TPIP, or our other product candidates could develop unexpected safety or efficacy concerns, which would likely have a material adverse effect on us.
ARIKAYCE is now being used by larger numbers of patients, for longer periods of time than during our clinical trials (including in the CONVERT study), and we and others (including regulatory agencies and private payors) are collecting extensive information on the efficacy and safety of ARIKAYCE by monitoring its use in the marketplace. In addition, we are conducting a confirmatory trial to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease. We may also conduct additional trials in connection with lifecycle management programs for ARIKAYCE and, if approved, brensocatib or TPIP. New safety or efficacy data from both market surveillance and our clinical trials may result in negative consequences including the following:
•Modification to product labeling or promotional statements, such as additional boxed or other warnings or contraindications, or the issuance of additional “Dear Doctor Letters” or similar communications to healthcare professionals;
•Required changes in the administration of ARIKAYCE, brensocatib, or TPIP;
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
•Suspension of, or imposition of restrictions on, our operations, including costly new manufacturing requirements with respect to ARIKAYCE, brensocatib, or TPIP; and
•Voluntary or mandatory product recalls or withdrawals from the market and costly product liability claims.
Any of these circumstances could reduce ARIKAYCE’s market acceptance or, if approved, the market acceptance of brensocatib or TPIP and would be likely to materially adversely affect our business.
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
With regard to brensocatib, our estimated number of total diagnosed bronchiectasis patients in the US was derived from an external source. A similar per capita prevalence was used to calculate the estimated prevalence in the European 5. Our potential addressable market for TPIP in the US, the European 5 and Japan was also derived from external sources. However, studies indicate a lack of consensus on prevalence rates.
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
We may not be successful in clinical trials or in obtaining regulatory approvals required to expand the indication for ARIKAYCE, which may materially adversely affect our prospects and the value of our common stock.
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
From time to time, we may publicly disclose preliminary or topline data from our clinical trials, which may be based on a preliminary analysis of then-available data in a summary or topline format, and the results and related findings may change as more patient data become available, may be interpreted differently if additional data are disclosed at a later time and are subject to audit and verification procedures that could result in material changes in the final data. For example, in May 2024, we announced topline data for the ASPEN trial. If additional results from our clinical trials are not consistent with this topline data or other previously released data or are not viewed favorably, our ability to obtain approval for and commercialize our approved drug and drug candidates, our business, operating results, prospects, or financial condition may be harmed and our stock price may decrease.
We also make assumptions, estimates, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been disclosed and/or are received and fully evaluated. Such data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary and topline data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Differences between preliminary or interim data and final data could significantly harm our business prospects. In addition, blinded data may not be predictive of unblinded data.
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

We will need to secure regulatory approval in each market for Lamira as a delivery system for ARIKAYCE. Any failures to secure separate regulatory approvals for Lamira as a delivery system will limit our ability to successfully commercialize ARIKAYCE. Additionally, we plan to submit an NDA for TPIP as a drug/device combination product or as a stand-alone marketing application, as dictated by local regulations, with Lamira as the dry powder delivery system for TPIP. Failure to obtain or maintain regulatory approval or clearance of our devices or drug-device combination products could materially harm our business.
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
In addition, we plan to submit a marketing application for TPIP as a drug/device combination product or as a stand-alone application, as dictated by local regulations, with Lamira as the dry powder delivery system for TPIP. We will need to seek additional approvals in connection with the delivery device for TPIP in certain markets before we can market and commercialize TPIP in them.
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
The risk of finding adverse side effects may be particularly heightened in the case of gene therapies. For instance, new gene copies may produce too much or too little of the desired protein or RNA, or the production of the desired protein or RNA may change over time. Because the treatment is irreversible, there may be challenges in managing side effects. Some adverse effects would not be able to be reversed or relieved and might require us to develop additional clinical safety procedures. Furthermore, new gene copies may disrupt other normal biological molecules and processes which could also result in undesirable adverse effects. Adverse side effects may also be experienced by patients as a result of the process for administering the therapy or related procedures.

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia, immune-mediated responses, and death seen in other trials. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. For instance, possible adverse side effects that could occur include immunologic-mediated reactions early after administration, which could substantially limit the effectiveness of the treatment, and could lead to further adverse side effects, possibly including organ failure or death. Additional manufacturing, clinical, and preclinical testing may be required, as well as additional analyses, assessments, and potential long-term patient and clinical study subject monitoring, beyond what is currently required, and sample testing and associated regulatory reporting. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could further adversely impact our product candidates in the form of increased government regulation, unfavorable public perception, the need for additional testing or monitoring, potential regulatory delays, stricter labeling requirements, and a decrease in demand.
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
Delays in patient enrollment for our clinical trials could increase costs and delay commercialization and sales, if any, of our products. Once enrolled, patients may elect to discontinue participation in a clinical trial at any time. If patients elect to discontinue participation in our clinical trials at a higher rate than expected, including with respect to our ENCORE trial, we may be unable to generate the data required by regulators for approval of our product candidates.
If another party obtains orphan drug exclusivity for a product that is considered the same or essentially the same as a product we are developing for a particular indication, we may be precluded or delayed from commercializing the product in that indication.
Under the ODA, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition. In the EU, the EMA Committee for Orphan Medicinal Products grants orphan drug designation to products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating disease or condition affecting not more than five in 10,000 people in the EU. The company that obtains the first regulatory approval from the FDA for a designated orphan drug for an indication within the designated rare disease or condition generally receives marketing exclusivity for use of that drug for that indication for a period of seven years. Similar laws exist in the EU with a term of 10 years. See Business — Government Regulation — Orphan Drug Designation in Item 1 of Part I of this Annual Report on Form 10-K for additional information. If a competitor obtains approval of the same drug for the same indication before us, and the FDA grants such orphan drug exclusivity, we would be prohibited from obtaining approval for our product for seven years (or longer if the seven-year exclusivity period is extended for a QIDP or due to pediatric exclusivity), unless our product can be shown to be clinically superior. In addition, even if we obtain orphan exclusivity, the FDA may approve another product during our orphan exclusivity period for the same indication under certain circumstances.
Our pre-clinical research activities include the research and development of novel gene therapy product candidates. It will be difficult to predict the time and cost of development and of subsequently obtaining regulatory approval for any such product candidates, or how long it will take to commercialize any gene therapy product candidates.
We intend to identify and develop novel gene therapy product candidates as part of our pre-clinical research efforts. We have limited experience in developing gene therapy programs and cannot be certain that any gene therapy product candidates that we develop will successfully complete preclinical studies and clinical trials, or that they will not cause significant adverse events or toxicities. Any such results could impact our ability to develop a product candidate, including our ability to enroll patients in our clinical trials. Furthermore, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material, which could adversely affect our ability to obtain and maintain regulatory approvals for and commercialize any gene therapy products we may develop.
In addition, to date, only a small number of gene therapy products have been approved in the US, Europe or elsewhere, and regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. We may seek regulatory approval in territories outside the US and Europe, which may have their own regulatory authorities along with frequently changing requirements or guidelines. The regulatory review committees and advisory groups in the US, Europe and elsewhere, and any new guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Within the FDA, the Center for Biologics Evaluation and Research (CBER) regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Therapeutic Products, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. CBER works closely with the National Institutes of Health (the NIH) in connection with the development of gene therapy. The FDA has published specific guidance documents with respect to the development and approval of gene therapy products. For example, in January 2020, the FDA issued final guidance documents that updated draft guidance documents that were originally released in July 2018 to reflect recent advances in the field, and to set forth the framework for the development, review and approval of gene therapies. Amongst these guidance documents are final guidance documents that pertain to the development of gene therapies for the treatment of specific disease categories, including rare diseases of interest to Insmed, and to manufacturing and long-term follow-up issues relevant to gene therapy, among other topics. The FDA also issued a final guidance document in September 2021 describing the FDA’s approach for determining whether two gene therapy products are the same or are different for the purpose of orphan-drug designation and orphan-drug exclusivity. The FDA has continued to issue additional draft and final guidance documents on the development and manufacture of gene therapy products. In addition, the FDA can put an IND for a gene therapy study on clinical hold for several reasons, including, but not limited to, if the information in an IND is not sufficient to assess the potential risks in study subjects.
As we advance gene therapy product candidates, we will be required to consult with these regulatory authorities and advisory groups, and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate product revenue.
Due to these factors, it is more difficult for us to predict the time and cost of gene therapy product candidate development, and we cannot predict whether the application of our approach to gene therapy, or any similar or competitive programs, will result in the identification, development and regulatory approval of any product candidates, or that the gene therapy programs of our competitors will not be considered better or more attractive or available in the market prior to ours. There can be no assurance that any development problems we experience in the future related to gene therapy product candidates will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays and challenges in achieving sustainable, reproducible and scalable production. Additionally, if a safety concern arises in connection with a gene therapy product from any sponsor, regulatory authorities might apply greater scrutiny to our gene therapy product candidates and any approved gene therapy products, and it might become more challenging to enroll patients in clinical trials and commercialize approved gene therapy products. Any of these factors may prevent us from completing our pre-clinical studies or clinical trials or commercializing any gene therapy product candidates we may develop on a timely or profitable basis, if at all.
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
We currently rely, and expect to continue to rely, on third parties for significant research, analytical services, pre-clinical development, clinical development and manufacturing of our product candidates and commercial scale manufacturing of ARIKAYCE and Lamira. For example, we do not own facilities for clinical-scale or commercial manufacturing of our product candidates, and we expect that our future supply requirements for brensocatib and TPIP will be manufactured by CMOs. We currently rely on Resilience and Patheon to provide our clinical and commercial supply of ARIKAYCE. We currently primarily rely on Esteve and Thermo Fisher to provide our clinical supply for brensocatib. Additionally, almost all of our clinical trial work is done by CROs, such as PPD, our CRO for the ENCORE, BiRCh, and TPIP trials, and clinical laboratories. In addition, we rely on third parties to manufacture clinical materials for our pre-clinical research programs. Reliance on these third parties poses a number of risks, including the following:

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
In January 2024, the US House of Representatives introduced the BIOSECURE Act (H.R. 7085) and the Senate advanced a substantially similar bill (S.3558), which legislation, if passed and enacted into law, would potentially restrict our ability to utilize certain products and services from, or otherwise collaborate with, any "biotechnology company of concern,” in the performance of a government contract or subcontract. Although the House version of the bill passed on September 9, 2024, the legislation ultimately did not pass before the end of the last session of Congress. It is possible that the BIOSECURE Act could be raised again in some form in this new and current session of Congress, either as a standalone bill or as part of broader legislation, and focus on these issues is expected to continue. We do business with companies in China and it is possible some of our contractual counterparties could be impacted by this legislation.
These risks could materially harm our business, financial condition, results of operations and prospects and the value of our common stock.
We may not have, or may be unable to obtain, sufficient quantities of ARIKAYCE, Lamira or our product candidates to meet our required supply for commercialization or clinical studies, which would materially harm our business.
We do not have any in-house manufacturing capability other than for small-scale preclinical development programs and depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our product candidates on a clinical or commercial scale. For instance, we are and expect to remain dependent upon Resilience and Patheon to supply ARIKAYCE both for our clinical trials and commercial sale. Resilience manufactures placebo for our clinical trials and our current supply of ARIKAYCE for commercial sale. However, we may not be able to maintain adequate quantities to meet future demand, including as a result of manufacturing and/or quality issues experienced by our third-party manufacturers or higher customer demand than expected. If we encounter delays or difficulties in the manufacturing process that disrupt our ability to supply our distributors and others with ARIKAYCE or our product candidates, we may experience product stock-outs, which would likely have a material adverse effect on our business and reputation.
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
We will be reliant on CMOs to manufacture supply of brensocatib and TPIP for our future requirements. Esteve manufactures the active pharmaceutical ingredient for brensocatib and Patheon manufactures our current supply of brensocatib. We plan to enter into commercial agreements with CMOs for TPIP, and cannot guarantee that we will be able to locate adequate partners or enter into favorable agreements with them.
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
An inadequate supply of ARIKAYCE, Lamira, brensocatib, TPIP, or our other product candidates would likely harm our commercial efforts or delay or impair clinical trials of ARIKAYCE or our product candidates and adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
The manufacturing facilities of our third-party manufacturers are subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we and our manufacturing partners fail to comply with the regulations or maintain the approvals.
Manufacturers of ARIKAYCE, Lamira and our product candidates are subject to cGMP, Quality System Regulations and similar standards. While we have policies and procedures in place to select third-party manufacturers for our product and product candidates that adhere, and monitor their adherence to, such standards, they may nonetheless fail to do so. Similarly, while we have entered into a Commercialization Agreement with PARI for the manufacture of Lamira for use with ARIKAYCE, PARI and its affiliates involved in manufacturing may fail to adhere to applicable standards. These manufacturers and their facilities will be subject to periodic review and inspections by the FDA and other regulatory authorities following regulatory approval of our products, as with ARIKAYCE. For instance, to monitor compliance with applicable regulations, the FDA routinely conducts inspections of facilities and may identify potential deficiencies. The FDA issues what are referred to as “Form 483s” that set forth observations and concerns identified during its inspections. Failure to satisfactorily address the concerns or potential deficiencies identified in a Form 483 could result in the issuance of a warning letter, which is a notice of the issues that the FDA believes to be significant regulatory violations requiring prompt corrective actions. Failure to respond adequately to a warning letter, or to otherwise fail to comply with applicable regulatory requirements could result in enforcement, remedial and/or punitive actions by the FDA or other regulatory authorities.
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
We depend heavily on our management team and our principal clinical and commercial personnel, the loss of whose services might significantly delay or prevent the achievement of our research, development or commercialization objectives. Our success depends, in large part, on our ability to attract and retain qualified management, clinical and commercial personnel, including those who join us through our business development activities. Our inability to retain and attract personnel could also negatively impact our ability to develop and maintain important relationships with commercial partners, leading research institutions and key distributors.

Competition for skilled personnel in our industry and market is intense because of the numerous pharmaceutical and biotechnology companies that seek similar personnel. These companies may have greater financial and other resources, offer a greater opportunity for career advancement and have a longer history in the industry than we do. We also experience competition for the hiring of our clinical and commercial personnel from universities, research institutions, and other third parties. We cannot assure that we will attract and retain such people or maintain such relationships. Our inability to retain and attract qualified employees would materially harm our business, financial condition, results of operations and prospects and the value of our common stock.
We expect to continue to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
In connection with our commercialization of ARIKAYCE in the US, Europe and Japan, our continued international expansion efforts, and our ongoing development and planned commercialization of brensocatib, TPIP, INS1201, and other product candidates, we expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, quality, commercial compliance, medical affairs, and sales and marketing. For example, we plan to continue to hire additional personnel to support ARIKAYCE, the continued development and anticipated commercialization of brensocatib and the advancement of our other pipeline programs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel, all while continuing to maintain our culture. Due to the limited experience of our management team in managing a company with this anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, which could delay the execution of our business plans or disrupt our operations.
Any acquisitions we make, or collaborative relationships we enter into, may not be clinically or commercially successful, and may require financing or a significant amount of cash, which could adversely affect our business.
As part of our business strategy, we may effect acquisitions to obtain additional businesses, products, technologies, capabilities and personnel. For example, we acquired Motus and AlgaeneX in August 2021 (the Business Acquisition), Vertuis in January 2023, and Adrestia in June 2023, each a privately-held, pre-clinical stage company. Acquisitions involve a number of operational risks, including:
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
The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims, particularly as we continue to commercialize ARIKAYCE in the US, Europe and Japan, and look to commercialize brensocatib, if approved. Regardless of merit or eventual outcome, liability claims may result in:
•Decreased demand for ARIKAYCE and any other products that we may commercialize, and a corresponding loss of revenue;
•Substantial monetary awards to patients or trial participants;
•Significant time and costs to defend the related litigation;

•Withdrawal or reduced enrollment of clinical trial participants; and
•Reputational harm and significant negative media attention.
We have limited product liability insurance for our products. We do not know if we will be able to maintain existing, or obtain additional, product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive and may not be available on acceptable terms. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts and may materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
Our business and operations, including our drug development and commercialization programs, could be materially disrupted and/or subject to reputational harm in the event of system failures, security breaches, cyber-attacks, deficiencies in cybersecurity, violations of data protection laws or data loss or damage by us or third parties.
We are dependent upon information technology systems, infrastructure, and data to operate our business. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information, including protected health information, of clinical trial participants, patients and employees. Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could have a material adverse effect on our business operations, including a material disruption of our drug development and commercialization programs.
It is critical that we maintain such confidential information in a manner that preserves its confidentiality and integrity. Unauthorized disclosure of or access to sensitive or confidential patient or employee data, including personally identifiable information, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, or whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation. Unauthorized disclosure of personally identifiable information could also expose us to sanctions for violations of data privacy laws and regulations around the world. In addition, the loss of clinical trial data for our product candidates could result in delays in our regulatory submission and approval efforts and significantly increase our costs to recover or reproduce the data, if possible. To the extent that any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. For example, the loss of or damage to clinical trial data, such as from completed or ongoing clinical trials, for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our drug candidates or any future drug candidates and to conduct clinical trials, and similar events relating to their systems and operations could also have a material adverse effect on our business and lead to regulatory agency actions.
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
We are subject to data privacy laws and regulations that govern how we can collect, process, store, and transfer personal data, and violations can result in meaningful penalties, enforcement, and/or reputational harm and have a significant impact on our operations.
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
We have and will continue to expand, upgrade and develop our information technology capabilities, including our enterprise resource planning system, which was implemented through Oracle software in 2022, and a new enterprise-wide human capital management system, Workday, implemented in 2024. If we are unable to successfully continue upgrading or expanding our technological capabilities to support our growth or if there are deficiencies in the design or implementation of such capabilities, we may not be able to take advantage of market opportunities, manage our costs effectively, manage our inventory, maintain a secure data environment, file timely reports with the SEC, or otherwise efficiently manage our internal controls. In addition, costs, potential problems and interruptions associated with the implementation of new or upgraded systems and technology, or with maintenance or adequate support of existing systems, could also disrupt or reduce the efficiency of our operations. Moreover, many of our vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon our vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by such vendors to do so, or any disruption in our ability to access the Internet, could materially and adversely affect our ability to manage our operations.
We have limited experience operating internationally, are subject to a number of risks associated with our international activities and operations and may not be successful in our efforts to expand internationally.
We currently have limited operations outside of the US. As of December 31, 2024, we had 153 employees located in Europe and 111 employees located in Japan, although we have clinical trial sites and suppliers located around the world. In order to meet our long-term goals, we expect to grow our international operations over the next several years, including in Europe and Japan, and continue to source material used in the manufacture of our product candidates from abroad. Additionally, a substantial portion of our commercial supply of ARIKAYCE is currently manufactured in Canada and, if approved, we expect that commercial supply of brensocatib will also be manufactured in Canada. Consequently, we are and will continue to be subject to risks related to operating in foreign countries, including:
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
Biotechnology and related pharmaceutical technology have undergone and are likely to continue to experience rapid and significant change. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies and to obtain and maintain protection for our intellectual property. Compounds, products or processes that we develop or that are developed on our behalf may become obsolete before we recover any expenses incurred in connection with their development. We face substantial competition from pharmaceutical, biotechnology and other companies, universities and research institutions with respect to NTM lung disease, bronchiectasis, PAH and PH-ILD, and our gene therapy indications, and will face substantial competition with respect to future product candidates we may develop in these and other disease areas. Relative to us, most of these entities have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical studies, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. Many of our competitors may achieve product commercialization or obtain patent protection earlier than us. Furthermore, we believe that our competitors have used, and may continue to use, litigation and patent office challenges to gain a competitive advantage. Our competitors may also use different technologies or approaches to develop products similar to ARIKAYCE, brensocatib, TPIP, INS1201, and our pre-clinical product candidates.
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
In addition, based in part on our successful phase 2b Willow trial in bronchiectasis, certain entities have expressed interest in studying other DPP1 inhibitors for the treatment of bronchiectasis. We are aware of at least two entities currently conducting clinical trials for the treatment of bronchiectasis with a DPP1 inhibitor. If any of these competitors develops a DPP1 inhibitor product that is more effective, safe, tolerable or convenient, it would likely materially adversely affect our ability to generate revenue, should brensocatib ultimately be approved. If we are unable to compete successfully, it will materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
We have a limited number of significant customers and losing any of them could have an adverse effect on our financial condition and results of operations.
Our three largest customers as of December 31, 2024 accounted for 85% and 88% of our total gross product revenue for the years ended December 31, 2024 and 2023, respectively. The degree to which a limited number of customers make up a significant portion of our gross product revenue may change as we continue to commercialize ARIKAYCE and, if approved, our product candidates in additional markets. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations could be negatively affected.
Deterioration in general economic conditions in the United States, Europe, Japan and globally, including the effect of prolonged periods of inflation on our suppliers, third-party service providers and potential partners, could harm our business and results of operations.
Our business and results of operations could be adversely affected by changes in national or global economic conditions. These conditions include but are not limited to inflation, rising interest rates, limited availability of financing, energy availability and costs, the negative impacts caused by public health crises, negative impacts resulting from the military conflict between Russia and the Ukraine or the ongoing conflict in the Middle East, relations between the US and China, and the effects of governmental initiatives to manage economic conditions. Impacts of such conditions could be passed on to our business in the form of higher costs for labor and materials, possible reductions in pharmaceutical industry-wide spending on research and development and acquisitions and higher costs of capital.
The emergence of a pandemic, and efforts to reduce its spread, could negatively impact our business and operations.
Our global operations expose us to risks associated with public health crises and pandemics, particularly as the patients we seek to treat suffer from serious diseases that may make them especially vulnerable. A pandemic, including a resurgence of COVID-19, may also have an adverse impact on our operations and supply chain as a result of (i) our or our third-party manufacturers’ employees or other key personnel becoming infected, (ii) preventive and precautionary measures that governments and we and other businesses, including our third-party manufacturers, are taking, such as border closures, prolonged quarantines and other travel restrictions, (iii) shortages of supplies necessary for the manufacture of ARIKAYCE, including as a result of government orders providing for the requisition of personal protective equipment and other medical supplies and equipment, and (iv) cold-chain storage and shipping limitations resulting from the need to prioritize delivery of vaccines, which could cause disruptions or delays in our ability to distribute ARIKAYCE due to lack of sufficient cold-chain storage and shipping capacity. Any of these circumstances could impact the ability of third parties on which we rely to manufacture ARIKAYCE or its components and our ability to perform critical functions, which could significantly hamper our ability to supply ARIKAYCE to patients. While we have experienced no disruption to date in our supply chain due to a pandemic, if we encounter delays or difficulties in the manufacturing process that disrupt our ability to supply ARIKAYCE, we may not be able to satisfy patient demand or we may experience a product stock-out, which would likely have a material adverse effect on our business.
The emergence of a pandemic could also require us to delay the start of new clinical trials or otherwise impair our ability to complete those trials. For instance, our ability to enroll patients and retain principal investigators and site staff could be impaired due to an outbreak in their geography or prioritization of hospital resources toward the outbreak, or as a result of quarantines and other travel restrictions that interrupt healthcare services. Furthermore, patients, investigators, or site staff may be unwilling or unable to comply with clinical trial protocols due to illness, concerns about a pandemic, or quarantines or other travel restrictions that impede their movement. Additionally, any interruption in the supply of the study drug might delay our ability to start or complete clinical trials. Significant delays in the timing and completion of our clinical trials are costly and could adversely affect our ability to satisfy our post-marketing requirements for ARIKAYCE and to obtain regulatory approval for and to commercialize our product candidates.
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
Third parties may claim that we have infringed upon or misappropriated their proprietary rights. Any existing third-party patents, or patents that may later issue to third parties, could negatively affect our commercialization of ARIKAYCE, brensocatib, TPIP, INS1201, or any other product candidate that receives regulatory approval. For instance, PAH is a competitive indication with established products, including other formulations of treprostinil. Our supply of treprostinil palmitil, the treprostinil prodrug present in TPIP, is dependent upon a single supplier. The supplier owns patents on its manufacturing process and crystalline drug product, and we have filed patent applications for TPIP; however, a competitor in the PAH or PH-ILD indication may claim that we or our supplier have infringed upon or misappropriated its proprietary rights. Moreover, in the event that we pursue approval of TPIP, or any other product candidate, via the 505(b)(2) regulatory pathway, we will be required to file a certification of non-infringement or invalidity against any unexpired patents listed in the Orange Book for the third-party drug we reference as part of our regulatory submission. This certification process may lead to litigation and could also delay launch of a product candidate, if approved by regulators.
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
There have been a number of legal challenges and certain changes to the ACA since it was enacted. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. Changes to the ACA, to the Medicare or Medicaid programs, or to the ability of the federal government to negotiate or otherwise affect drug prices, or other federal legislation regarding healthcare access, financing or legislation in individual states, could affect our business, financial condition, results of operations and prospects and the value of our common stock. We may face similar challenges to gaining regulatory approval and sufficient reimbursement and pricing due to government healthcare reform in the EU, Japan and other jurisdictions where ARIKAYCE or any of our other product candidates are approved. The Trump Administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Drug pricing is an active area for regulatory reform at both the federal and state levels, and additional significant changes to current drug pricing and reimbursement structures in the US could be forthcoming. It remains unclear how any new legislation or regulation might affect the prices we may obtain for ARIKAYCE or any of our product candidates for which regulatory approval is obtained.
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
Inadequate funding for the FDA and other government agencies and/or potentially shifting priorities under the new administration could hinder the FDA's and/or those other government agencies' ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
Disruptions at the FDA and other agencies may also increase the time necessary for new drugs to be reviewed and/or approved by necessary government agencies or to otherwise respond to regulatory submissions, such as our NDA submission for brensocatib, which would adversely affect our business. For example the Trump Administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the last several years, the US government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If funding for the FDA is reduced, FDA priorities change, or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, including our NDA submission for brensocatib, which could have a material adverse effect on our business.
Risks Related to Our Financial Condition and Need for Additional Capital
We have a history of operating losses, expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.
We have incurred losses each previous year of our operation, except in 2009, when we sold our manufacturing facility and certain other assets to Merck & Co, Inc. As of December 31, 2024, our accumulated deficit was $4.4 billion. For the years ended December 31, 2024, 2023 and 2022, our consolidated net loss was $913.8 million, $749.6 million and $481.5 million, respectively. Our ability to generate revenue depends on the success of commercial sales of ARIKAYCE; however, we do not anticipate our revenue from the sale of ARIKAYCE will be sufficient for us to become profitable without reductions in our operating expenses. Despite commercialization of ARIKAYCE in the US, Europe and Japan, we expect to continue to incur substantial operating expenses, and resulting operating losses, for the foreseeable future as we:
•Initiate or continue clinical studies of our product candidates;
•Complete a post-marketing clinical trial of ARIKAYCE, consisting of the completed ARISE and ongoing ENCORE trials, as required by the FDA;
•Seek to discover or in-license additional product candidates;
•Support the sales and marketing efforts necessary for the continued commercialization of ARIKAYCE;
•Scale-up manufacturing capabilities for future ARIKAYCE production, including the increase of production capacity at Patheon and process improvements in order to manufacture at a larger commercial scale;
•Seek the approval of brensocatib in the US and other markets and, if approved, support the commercial launch of brensocatib and scale-up manufacturing capabilities for brensocatib;
•Seek the approval of TPIP and other product candidates in various markets and, if approved, support the commercial launch of TPIP;
•File, prosecute, defend, and enforce patent claims related to ARIKAYCE, brensocatib, TPIP, INS1201 and our other product candidates; and
•Enhance operational, compliance, financial, quality and information management systems and hire more personnel, including personnel to support our commercialization efforts and development of our product candidates.
Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We may need to raise additional funds to continue our operations, and any failure to obtain capital when needed on acceptable terms, or at all, could force us to delay, reduce, or eliminate our development programs, commercialization efforts or other operations.
Our operations have consumed substantial amounts of cash since our inception. We expect to expend substantial financial resources on pre-commercialization activities and the regulatory approval process for brensocatib, to continue to commercialize ARIKAYCE and conduct the confirmatory post-marketing ENCORE trial, seek full regulatory approval for ARIKAYCE, as well as continue research and development of brensocatib, TPIP, and INS1201, as well as our other current and future product candidates. We may need to raise additional capital to fund these activities, including due to changes in our product development plans or misjudgment of expected costs, to fund corporate development, to maintain our intellectual property portfolio or for other purposes, including to resolve litigation. Our operating expenses and long-term investments were significantly higher in 2024 than in 2023, reflecting our continued investment in the build-out of our commercial organization to support global expansion activities for ARIKAYCE, preparation for the commercial launch of brensocatib if approved for the treatment of bronchiectasis, the manufacture of commercial inventory, which includes capital and long-term investments, and continued investment in research and development as well as selling, general and administrative expenses. We do not know whether additional financing will be available when needed, or, if available, whether the terms will be favorable. If adequate funds are not available to us when needed, we may be forced to delay, restrict or eliminate all or a portion of our development programs or commercialization efforts.
We have outstanding indebtedness in the form of convertible senior notes, a term loan and a royalty financing arrangement and may incur additional indebtedness in the future, which could adversely affect our financial position, prevent us from implementing our strategy, and dilute the ownership interest of our existing shareholders.
In October 2022, we entered into a loan agreement (the Loan Agreement) with certain funds managed by Pharmakon and a revenue interest purchase agreement (the Royalty Financing Agreement) with OrbiMed. In October 2024, we entered into an Amended and Restated Loan Agreement (the A&R Loan Agreement) and amended the Royalty Financing Agreement.

The A&R Loan Agreement provides for a senior secured term loan of $350.0 million (in addition to the accrual and capitalization of $46.8 million of paid-in-kind interest under the Loan Agreement), which we drew in full in connection with our entry into the Loan Agreement (the Tranche A Term Loan). The A&R Loan Agreement amends the Loan Agreement to, among other items, add a new $150.0 million senior secured term loan tranche (the Tranche B Term Loan and, together with the Tranche A Term Loan, the Term Loans). The Term Loans bear interest at a fixed rate of 9.60% per annum. The A&R Loan Agreement extends the maturity date of the Term Loans to September 30, 2029, subject to acceleration to February 1, 2028 on the occurrence of certain prespecified events. As consideration for the provision of the Tranche B Term Loan, we agreed to pay Pharmakon a fee equal to 2.00% of the Tranche B Term Loan at the closing date of the Tranche B Term Loan and an additional exit fee of 2.00% of the amount of each prepayment or repayment of the Term Loans. The Term Loans will be repaid in eight equal quarterly payments starting on January 3, 2028.
Under the Royalty Financing Agreement, OrbiMed paid us $150.0 million in exchange for the right to receive, on a quarterly basis, royalties (the Royalty Financing) in an amount equal to 4.0% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% of ARIKAYCE global net sales on or after September 1, 2025, as well as 0.75% of brensocatib global net sales, if approved (the Revenue Interest Payments). In the event that OrbiMed has not received aggregate Revenue Interest Payments equal to or greater than $150.0 million on or prior to March 31, 2028, the royalty rate for ARIKAYCE will be increased for all subsequent fiscal quarters to a rate that, if applied retroactively, would have resulted in aggregate Revenue Interest Payments to OrbiMed for all fiscal quarters ended on or prior to March 31, 2028 equal to $150.0 million. In addition, we must make a one-time payment to OrbiMed in an amount that, when added to the aggregate amount of Revenue Interest Payments received by OrbiMed as of March 31, 2028, would equal $150.0 million. The total Revenue Interest Payments payable by us to OrbiMed are capped at 1.8x of the purchase price or up to a maximum of 1.9x of the purchase price under certain conditions.
In May 2021, we completed an underwritten offering of 0.75% convertible senior notes due in 2028 (the 2028 Convertible Notes). The 2028 Convertible Notes may be convertible into common stock at an initial conversion rate of 30.7692 shares of common stock per $1,000 principal amount of 2028 Convertible Notes. We sold $575.0 million aggregate principal amount of the 2028 Convertible Notes, including the exercise in full of the underwriters’ option to purchase additional 2028 Convertible Notes, resulting in net proceeds of approximately $559.3 million. Holders of the 2028 Convertible Notes may convert their 2028 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2028, only under certain circumstances, which circumstances have existed each quarter since the third quarter of 2024. On or after March 1, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Convertible Notes at any time. Upon conversion of the 2028 Convertible Notes, we may deliver cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
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
•A substantial portion of our cash flows from operations in the future may be required for the payment of our interest or principal payments under the A&R Loan Agreement, Revenue Interest Payments under the Royalty Financing Agreement and the principal amounts of the 2028 Convertible Notes when they or any additional indebtedness become due, thereby reducing the amount of our cash flow available for other purposes, including funds for clinical development or to pursue future business opportunities; and
•We may elect to make cash payments upon conversion of the 2028 Convertible Notes, which would reduce our available cash.
Our ability to pay principal or interest on or, if desired, to refinance our indebtedness, including the A&R Loan Agreement, the Royalty Financing Agreement and the 2028 Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy any obligations under the A&R Loan Agreement, the Royalty Financing Agreement or the 2028 Convertible Notes or our obligations under any future indebtedness we may incur. If we are unable to generate such cash flow, we may be required to delay, restrict or eliminate all or a portion of our development programs or commercialization efforts or refinance or obtain additional equity capital on terms that may be onerous or highly dilutive. If we do not meet our debt obligations, it could materially adversely affect our results of operations, financial condition and the value of our common stock.

The A&R Loan Agreement and the Royalty Financing Agreement each contain customary affirmative and negative covenants that restrict our operations, including, among other things, restrictions on our ability to incur liens, incur additional indebtedness, make investments, engage in certain mergers and acquisitions or asset sales, and declare dividends or redeem or repurchase capital stock. The A&R Loan Agreement includes certain customary events of default. If a default occurs and is continuing, we may be required to repay all amounts outstanding under the A&R Loan Agreement. The Royalty Financing Agreement gives OrbiMed the option (the Put Option) to terminate the Royalty Financing Agreement and to require us to repurchase future Revenue Interest Payments upon enumerated events such as a bankruptcy event, a payment default, an uncured material breach or a change of control. The triggering of the Put Option, including by our failure to comply with these covenants, could permit OrbiMed to declare certain amounts to be immediately due and payable. Further, if we are liquidated, Pharmakon’s and OrbiMed’s rights to repayment would be senior to the rights of the holders of our common stock. Any triggering of the Put Option or other event of default under the A&R Loan Agreement or Royalty Financing Agreement could significantly harm our financial condition, business and prospects and could cause the price of our common stock to decline.

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
Changes in our effective income tax rate and future changes to US and non-US tax laws could adversely affect our results of operations.
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
Risks Related to Ownership of Our Common Stock
Our shareholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock for general corporate purposes and upon the conversion of the 2028 Convertible Notes.
In the future, we may issue additional equity securities for capital raising purposes, in connection with hiring or retaining employees, to fund acquisitions, or for other business purposes. We have previously funded, and expect to continue to fund, acquisitions using shares of our common stock as consideration. In addition, we may issue shares of our common stock upon the conversion of our 2028 Convertible Notes. The conversion of some or all of the 2028 Convertible Notes will dilute the ownership interests of our existing shareholders to the extent we deliver shares upon their conversion. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2028 Convertible Notes may encourage short selling by market participants because the conversion of the 2028 Convertible Notes could be used to satisfy short positions, or the anticipated conversion of the 2028 Convertible Notes into shares of our common stock could depress the price of our common stock. The future issuance of any additional shares of common stock will dilute our current shareholders and may create downward pressure on the value of our shares. The potential for the issuance of a significant amount of our common stock pursuant to the 2028 Convertible Notes could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also hinder our ability to raise additional equity capital at a time and price that we deem reasonable or appropriate.
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
For the year ended December 31, 2024, we are not aware of any material cybersecurity incidents.

ITEM 2.    PROPERTIES
We currently lease 117,022 square feet of office space for our corporate headquarters in Bridgewater, New Jersey. The initial lease, which commenced in the fourth quarter of 2019, provided us a one-time option to expand the leased premises by up to 50,000 square feet prior to the fifth anniversary of the initial lease commencement. We did not exercise the one-time option. The initial term of this lease will expire in 2030.
We lease laboratory space located in Bridgewater for which we exercised the renewal option to extend the lease term until December 2026. In July 2023, we expanded this lease to a total of 46,671 square feet and further extended the lease term until April 2027. We also lease facilities in California totaling 54,478 square feet and a facility in New Hampshire. In addition, we lease space outside of the US in France, Ireland, the Netherlands, Switzerland, the UK, and Japan.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our trading symbol is "INSM." Our common stock currently trades on the Nasdaq Global Select Market. As of February 14, 2025, there were approximately 148 holders of record of our common stock.
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

_________________________________
*    $100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

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
EXECUTIVE OVERVIEW
We are a people-first global biopharmaceutical company striving to deliver first- and best-in-class therapies to transform the lives of patients facing serious diseases. Our first commercial product, ARIKAYCE, was approved in the US in September 2018, in the EU in October 2020 and in Japan in March 2021. Our pipeline includes clinical-stage programs brensocatib, TPIP, and INS1201, as well as pre-clinical research programs. Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which we are developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases, including CRSsNP and HS. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PH-ILD and PAH. INS1201 is an intrathecally delivered gene therapy for patients with DMD. Our pre-clinical research programs encompass a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
Refer to Part I, Item 1. "Business" for a summary of our ongoing commercial and clinical programs for ARIKAYCE and our ongoing clinical activities for brensocatib, TPIP, INS1201, and pre-clinical research programs.
Prior to 2019, we had not generated significant revenue and through December 31, 2024, we had an accumulated deficit of $4.4 billion. We have financed our operations primarily through the public offerings of our equity securities, debt financings and revenue interest financings. Although it is difficult to predict our future funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and marketable securities as of December 31, 2024 will enable us to fund our operations for at least the next 12 months.
Our ability to reduce our operating loss and begin to generate positive cash flow from operations depends on the continued success in commercializing ARIKAYCE and achieving positive results from the ARIKAYCE confirmatory clinical trial program in order to obtain full approval of ARIKAYCE in the US and potentially reach more patients. Our continued success also depends on commercializing brensocatib, if approved, as well as bringing additional clinical stage products to market, such as TPIP and INS1201, and advancement of our pre-clinical research programs. We expect to continue to incur substantial expenses related to our research and development activities as we continue the ARIKAYCE confirmatory clinical program, conduct studies to explore the potential of brensocatib in additional neutrophil-mediated diseases, including CRSsNP and HS, continue the trials for TPIP, and fund development of our pre-clinical research programs. We also expect to continue to incur significant costs related to the commercialization of ARIKAYCE and our commercial readiness activities, and if approved, commercial activities in preparation for a launch of brensocatib for patients with bronchiectasis. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of ARIKAYCE; the scope and progress of our research and development efforts; and the timing of certain expenses. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such products and whether or when they may become profitable.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Product Revenues, Net
Product revenues, net consist of net sales of ARIKAYCE. In October 2018, we began shipping ARIKAYCE to our customers in the US, which include specialty pharmacies and specialty distributors. In December 2020, we began commercial sales of ARIKAYCE in Europe. In July 2021, we began recognizing product revenue from commercial sales of ARIKAYCE in Japan. We recognize revenue for product received by our customers net of allowances for customer credits, including prompt pay discounts, service fees, estimated rebates, including government rebates, such as Medicaid rebates and Medicare Part D coverage gap reimbursements in the US, and chargebacks.
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
Research and Development (R&D) Expenses

R&D expenses consist of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. R&D expenses also include other internal operating expenses, the cost of manufacturing product candidates, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as brensocatib, and may include the cost of asset acquisitions. Our R&D expenses related to manufacturing our product candidates and medical devices for clinical study are primarily related to activities at CMOs that manufacture brensocatib, TPIP, INS1201, and pre-clinical research activities. Our R&D expenses related to clinical trials are primarily related to activities at CROs that conduct and manage clinical trials on our behalf. These contracts with CROs set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts with CROs primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Deposits for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed.
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
Change in Fair Value of Deferred and Contingent Consideration Liabilities
In connection with the Business Acquisition, we recorded deferred and contingent consideration liabilities related to potential future milestone payments. Adjustments to the fair value are due to changes in the probability of achieving milestones, our stock price, or certain other estimated assumptions. The change in fair value of deferred and contingent consideration liabilities is calculated quarterly with gains and losses recorded in the consolidated statements of comprehensive loss. Our deferred consideration liabilities were fully settled in the third quarter of 2024. As of December 31, 2024, only contingent consideration liabilities exist.
Investment Income and Interest Expense
Investment income consists of interest and dividend income earned on our cash and cash equivalents and marketable securities. Interest expense consists primarily of contractual interest costs, Royalty Financing Agreement non-cash interest expense and the amortization of debt issuance costs related to our debt. Debt issuance costs are amortized to interest expense using the effective interest rate method over the term of the debt. Our consolidated balance sheets reflect debt, net of the debt issuance costs paid to the lender, and other third-party costs.
Change in Fair Value of Interest Rate Swap
We record derivative and hedge transactions in accordance with generally accepted accounting principles in the US (GAAP). In the fourth quarter of 2022, we entered into an interest rate swap contract (the Swap Contract) with a notional value of $350.0 million to economically hedge our variable rate-based term debt for three years, effectively changing the variable rate under the term debt to a fixed interest rate. Our interest rate swap was not designated as a hedging instrument for accounting purposes. We settled and terminated the Swap Contract in October 2024. All changes in the fair value of the Swap Contract were reported as change in fair value of interest rate swap in the consolidated statements of comprehensive loss.
RESULTS OF OPERATIONS
Comparison of the Years Ended December 31, 2024 and 2023
Overview - Operating Results
Our operating results for the year ended December 31, 2024, included the following:
•Product revenues, net, increased $58.5 million, or 19.2%, as compared to the prior year as a result of the growth in ARIKAYCE sales;

•The cost of product revenues (excluding amortization of intangibles) increased $20.2 million, or 30.8%, as compared to the prior year primarily as a result of the growth in ARIKAYCE sales;
•R&D expenses increased $27.4 million, or 4.8%, as compared to the prior year primarily as a result of the increase in compensation and benefit-related expenses and stock-based compensation costs;
•SG&A expenses increased $116.6 million, or 33.9%, as compared to the prior year primarily as a result of the increase in compensation and benefit-related expenses and stock-based compensation costs;
•Amortization of intangible assets was consistent with the prior year;
•The change in fair value of deferred and contingent consideration liabilities increased $63.0 million as compared to the prior year primarily as a result of the increase in our share price;
•Investment income increased $11.2 million, or 26.5%, as compared to the prior year primarily as a result of an increase in our average cash and cash equivalents and marketable securities balances; and
•Interest expense increased $3.2 million, or 3.9%, as compared to the prior year primarily as a result of the $150.0 million Tranche B Term Loan borrowing in October 2024.
Product Revenues, Net
Product revenues, net, consist of net sales of ARIKAYCE. The following table summarizes revenue by geography for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,		Increase (decrease)
	2024	2023	$	%
US	$254,800	$224,195	$30,605	13.7%
Japan	87,699	65,733	21,966	33.4%
Europe and rest of world	21,208	15,280	5,928	38.8%
Total product revenues, net	$363,707	$305,208	$58,499	19.2%
Product revenues, net for the year ended December 31, 2024 were $363.7 million as compared to $305.2 million for the year ended December 31, 2023, an increase of $58.5 million, or 19.2%. This increase was a result of the growth in sales of ARIKAYCE in the US, Japan, and Europe and the rest of the world.
Cost of Product Revenues (Excluding Amortization of Intangibles)
Cost of product revenues (excluding amortization of intangibles) for the years ended December 31, 2024 and 2023 were comprised of the following (in thousands):

	Years Ended December 31,		Increase (decrease)
	2024	2023	$	%
Cost of product revenues (excluding amortization of intangibles)	$85,742	$65,573	$20,169	30.8%
Cost of product revenues, as % of revenues	23.6%	21.5%
Cost of product revenues (excluding amortization of intangibles) were $85.7 million for the year ended December 31, 2024 as compared to $65.6 million for the year ended December 31, 2023, an increase of $20.2 million, or 30.8%. This increase was primarily attributable to the growth in total revenues discussed above.
R&D Expenses
R&D expenses for the years ended December 31, 2024 and 2023 were comprised of the following (in thousands):

	Years Ended December 31,		Increase (decrease)
	2024	2023	$	%
External Expenses
Clinical development and research	$171,635	$166,448	$5,187	3.1%
AstraZeneca milestone	12,500	—	12,500	NA
Manufacturing	94,766	73,614	21,152	28.7%
Regulatory, quality assurance, and medical affairs	36,476	27,002	9,474	35.1%
Non-cash asset acquisitions	—	86,747	(86,747)	(100.0)%
Subtotal—external expenses	$315,377	$353,811	$(38,434)	(10.9)%
Internal Expenses
Compensation and benefit-related expenses	$194,907	$140,861	$54,046	38.4%
Stock-based compensation	47,674	35,880	11,794	32.9%
Other internal operating expenses	40,409	40,459	(50)	(0.1)%
Subtotal—internal expenses	$282,990	$217,200	$65,790	30.3%
Total R&D expenses	$598,367	$571,011	$27,356	4.8%
R&D expenses were $598.4 million for the year ended December 31, 2024 as compared to $571.0 million for the year ended December 31, 2023, an increase of $27.4 million, or 4.8%. This increase was primarily due to the $65.8 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount, a $21.2 million increase in manufacturing expense, the $12.5 million AstraZeneca milestone upon our release of an official public statement that we intended to file an NDA for brensocatib, and a $9.5 million increase in regulatory, quality assurance, and medical affairs expense, partially offset by the $86.7 million non-cash asset acquisition cost of Adrestia and Vertuis in 2023.
External R&D expenses by product for the years ended December 31, 2024 and 2023 were comprised of the following (in thousands):

	Years Ended December 31,		Increase (decrease)
	2024	2023	$	%
ARIKAYCE external R&D expenses	$60,269	$62,418	$(2,149)	(3.4)%
Brensocatib external R&D expenses	98,569	108,556	(9,987)	(9.2)%
TPIP external R&D expenses	65,935	50,185	15,750	31.4%
Non-cash asset acquisitions	—	86,747	(86,747)	(100.0)%
AstraZeneca milestone	12,500	—	12,500	NA
Other external R&D expenses	78,104	45,905	32,199	70.1%
Total external R&D expenses	$315,377	$353,811	$(38,434)	(10.9)%
We expect R&D expenses to increase in 2025 relative to 2024 primarily due to our clinical trial activities and related spend including our confirmatory clinical trial of ARIKAYCE in a treatment setting for patients with MAC lung disease, our TPIP and brensocatib clinical trials, and other research efforts for our product candidates.
SG&A Expenses
SG&A expenses for the years ended December 31, 2024 and 2023 were comprised of the following (in thousands):

	Years Ended December 31,		Increase (decrease)
	2024	2023	$	%
Compensation and benefit-related expenses	$168,498	$117,926	$50,572	42.9%
Stock-based compensation	49,161	38,898	10,263	26.4%
Professional fees and other external expenses	173,631	138,151	35,480	25.7%
Facility related and other internal expenses	69,826	49,526	20,300	41.0%
Total SG&A expenses	$461,116	$344,501	$116,615	33.9%
SG&A expenses were $461.1 million during the year ended December 31, 2024 as compared to $344.5 million for the year ended December 31, 2023, an increase of $116.6 million, or 33.9%. This increase was primarily due to a $60.8 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount as part of commercial readiness activities for brensocatib, a $35.5 million increase in professional fees and other external expenses driven by commercial readiness activities for brensocatib, and a $20.3 million increase in facility-related and other internal expenses. We expect SG&A expenses to continue to increase in 2025 relative to 2024 due, in part, to commercial readiness activities, and commercial activities for brensocatib, if approved.
Amortization of Intangible Assets
Amortization of intangible assets for both the years ended December 31, 2024 and 2023 was $5.1 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EMA approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration liabilities for the year ended December 31, 2024 was $91.7 million and was primarily due to the increase in our share price. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the businesses we have acquired.
Investment Income
Investment income was $53.3 million for the year ended December 31, 2024 as compared to $42.1 million for the year ended December 31, 2023. The increase was primarily due to an increase in our average cash and cash equivalents and marketable securities balances in 2024 relative to 2023.
Interest Expense
Interest expense was $84.9 million for the year ended December 31, 2024 as compared to $81.7 million for the year ended December 31, 2023. The increase was primarily due to the $150.0 million Tranche B Term Loan borrowing in October 2024 and the increase in the Term Loan principal balance due to the capitalization of paid-in-kind interest partially offset by the interest reduction on the Tranche A Term Loan. See Note 10 - Debt and Note 11 - Royalty Financing Agreement for further details.
Change in Fair Value of Interest Rate Swap
The change in fair value of interest rate swap for the year ended December 31, 2024 was $0.2 million. Prior to settlement and termination of the Swap Contract in October 2024, adjustments to the fair value were due to changes in interest rates during 2024 relative to the interest rate of the Swap Contract as of December 31, 2023.
Provision for Income Taxes
The income tax provision was $3.7 million for the year ended December 31, 2024 as compared to $2.6 million for the year ended December 31, 2023. The income tax provision for the years ended December 31, 2024 and 2023 reflects the income tax expense recorded as a result of taxable income in certain of our subsidiaries in Europe and Japan, as well as a liability for certain state income taxes.
Comparison of the Years Ended December 31, 2023 and 2022
Please refer to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a comparative discussion of our fiscal years ended December 31, 2023 and December 31, 2022.
LIQUIDITY AND CAPITAL RESOURCES
Overview
There is considerable time and cost associated with developing potential pharmaceutical products to the point of regulatory approval and commercialization. We commenced commercial shipments of ARIKAYCE in October 2018. We expect to continue to incur consolidated operating losses, including losses at our US and certain international entities, as we plan to fund R&D for ARIKAYCE, brensocatib, TPIP and our other pipeline programs, continue commercialization and regulatory activities for ARIKAYCE, fund commercial readiness activities for brensocatib, and engage in other general and administrative activities.
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

In October 2022, we entered into a $350.0 million Tranche A Term Loan with Pharmakon that would have matured on October 19, 2027. The Tranche A Term Loan originally bore interest at a rate based upon the Secured Overnight Financing Rate (SOFR), subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. Net proceeds from the Tranche A Term Loan, after deducting the lenders fees and deal expenses of $15.1 million, were $334.9 million. In October 2024, we entered into the A&R Loan Agreement with BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon, and the guarantors party to such agreement. The A&R Loan Agreement amends and restates the Loan Agreement, dated as of October 19, 2022, pursuant to which the Tranche A Term Loan was provided. The A&R Loan Agreement, among other items, provides an additional $150.0 million senior secured Tranche B Term Loan. The A&R Loan Agreement extends the maturity of the Term Loans to September 30, 2029, subject to acceleration to February 1, 2028 on the occurrence of certain prespecified events, and amends the interest rate on the Term Loans to a fixed rate of 9.6% per annum. As consideration for the provision of the Tranche B Term Loan, we agreed to pay Pharmakon a fee equal to 2.0% of the Tranche B Term Loan at the closing date of the Tranche B Term Loan and an additional exit fee of 2.0% of the amount of each prepayment or repayment of the Term Loans. The Term Loans will be repaid in eight equal quarterly payments starting on January 3, 2028. Net proceeds from the Tranche B Term Loan, after deducting the lenders fees and administrative expenses of $3.7 million, were $146.3 million.
In October 2022, we entered into the Royalty Financing Agreement with OrbiMed, whereby OrbiMed paid us $150.0 million in exchange for the right to receive, on a quarterly basis, royalties in an amount equal to 4.0% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% of ARIKAYCE global net sales on or after September 1, 2025, as well as 0.75% of brensocatib global net sales, if approved. In the event that OrbiMed has not received aggregate Revenue Interest Payments equal to or greater than $150.0 million on or prior to March 31, 2028, the royalty rate for ARIKAYCE will be increased for all subsequent fiscal quarters to a rate which, if applied retroactively, would have resulted in aggregate Revenue Interest Payments to OrbiMed for all fiscal quarters ended on or prior to March 31, 2028 equal to $150.0 million. In addition, we must make a one-time payment to OrbiMed in an amount that, when added to the aggregate amount of Revenue Interest Payments received by OrbiMed as of March 31, 2028, would equal $150.0 million. The total Revenue Interest Payments payable by us to OrbiMed are capped at 1.8x of the purchase price or up to a maximum of 1.9x of the purchase price under certain conditions. Net proceeds from the Royalty Financing Agreement, after deducting the lenders fees and deal expenses of $3.6 million, were $146.4 million. The Royalty Financing Agreement was amended in October 2024 to, among other things, amend certain restrictions on the Company’s ability to incur indebtedness.
In the first quarter of 2021, we entered into a sales agreement with SVB Leerink LLC (now known as Leerink Partners LLC) (Leerink Partners), to sell shares of our common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through an “at the market” equity offering program (the ATM program), under which Leerink Partners acted as sales agent. During the year ended December 31, 2023, we issued and sold an aggregate of 6,503,041 shares of common stock through the ATM program at a weighted-average public offering price of $24.12 per share and received net proceeds of $152.2 million. In the first quarter of 2024, we entered into a new sales agreement (the new sales agreement) with Leerink Partners to sell shares of our common stock, with aggregate gross sales proceeds of up to $500.0 million, from time to time, through a new "at the market" equity offering program (the new ATM program), under which Leerink Partners acted as sales agent. In connection with entering into the new ATM program, we terminated the ATM program. During the year ended December 31, 2024, we issued and sold an aggregate of 5,022,295 shares of common stock through the new ATM program at a weighted-average public offering price of $75.64 per share and received net proceeds of $371.3 million. On November 18, 2024, we terminated the new sales agreement.
We may need to raise additional capital to fund our operations, the continued commercialization of ARIKAYCE, commercial readiness activities for the launch of brensocatib for the treatment of patients with bronchiectasis, if approved, clinical trials for brensocatib, TPIP, INS1201, and our future product candidates, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address serious diseases. While we believe we currently have sufficient funds to meet our financial needs for at least the next 12 months, we may opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be expenses related to our commercialization efforts and our ARISE and ENCORE clinical trials for ARIKAYCE, and other development activities for brensocatib, and to a lesser extent, expenses related to the clinical development of TPIP and INS1201, and our pre-clinical research programs.
Cash Flows
We had cash and cash equivalents of $555.0 million as of December 31, 2024 as compared with $482.4 million as of December 31, 2023, an increase of $72.7 million. This increase was primarily due to our underwritten offering of common stock in May 2024, proceeds from the new ATM program, and maturities of marketable securities, partially offset by our cash used in operating activities. In addition, we had marketable securities of $878.8 million as of December 31, 2024 as compared to $298.1 million as of December 31, 2023, an increase of $580.7 million. This increase is due to our use of cash proceeds to purchase investments. Our working capital was $1.3 billion as of December 31, 2024 as compared to $703.4 million as of December 31, 2023.

Net cash used in operating activities was $683.9 million and $536.2 million for the years ended December 31, 2024 and 2023, respectively. The net cash used in operating activities during the years ended December 31, 2024 and 2023 was primarily for the commercial, clinical, and manufacturing activities related to ARIKAYCE, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The increase in cash used in operating activities for the year ended December 31, 2024 as compared to 2023 was primarily due to the increase in net loss, excluding the adjustments to reconcile net loss to net cash used in operating activities.
Net cash used in investing activities was $583.2 million and $223.6 million for the years ended December 31, 2024 and 2023, respectively. The increase in cash used for investing activities for the year ended December 31, 2024 as compared to 2023 is due to the purchases of marketable securities, partially offset by maturity of certain marketable securities.
Net cash provided by financing activities was $1.3 billion and $168.4 million for the years ended December 31, 2024 and 2023, respectively. The increase in cash provided by financing activities for the year ended December 31, 2024 as compared to 2023 is due to net cash proceeds received from the issuance of common stock in our underwritten offering in May 2024, proceeds from our terminated new ATM program, proceeds from the Tranche B Term Loan, and proceeds from stock options and our Employee Stock Purchase Program (ESPP).
Contractual Obligations
In October 2022, we entered into financings resulting in aggregate gross proceeds of $500.0 million, comprised of the $350.0 million Tranche A Term Loan with funds managed by Pharmakon and the $150.0 million Royalty Financing Agreement with OrbiMed, which was subsequently amended in October 2024. Under the Royalty Financing Agreement, OrbiMed will be entitled to receive royalties of 4.0% on ARIKAYCE global net sales until September 1, 2025, and royalties of 4.5% on ARIKAYCE global net sales on or after September 1, 2025, as well as royalties of 0.75% on brensocatib global net sales, if approved. The total royalty payable to OrbiMed is capped at 1.8x of the $150.0 million purchase price or up to a maximum of 1.9x of the $150.0 million purchase price under certain conditions. For more information, see Note 10 - Debt and Note 11 - Royalty Financing Agreement in our notes to the consolidated financial statements.
In October 2024, we entered into the A&R Loan Agreement with BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon, and the guarantors party to such agreement. The A&R Loan Agreement amends and restates the Loan Agreement, dated as of October 19, 2022, pursuant to which the Tranche A Term Loan was provided. The A&R Loan Agreement, among other items, provides the Tranche B Term Loan. The A&R Loan Agreement extends the maturity of the Term Loans to September 30, 2029, subject to acceleration to February 1, 2028 on the occurrence of certain prespecified events, and amends the interest rate on the Term Loans to a fixed rate of 9.6% per annum. For more information, see Note 10 - Debt in our notes to the consolidated financial statements.
In May 2021, we completed an underwritten public offering of $575.0 million aggregate principal amount of the 2028 Convertible Notes pursuant to an indenture between the Company and Wells Fargo Bank, National Association, as trustee (the Indenture). Net proceeds from the offering, after deducting underwriting discounts and offering expenses of $15.7 million, were $559.3 million. The 2028 Convertible Notes bear interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2028 Convertible Notes mature on June 1, 2028, unless earlier converted, redeemed, or repurchased. The 2028 Convertible Notes are convertible into common stock of the Company under certain circumstances described in the Indenture. On July 1, 2024 and October 1, 2024, the 2028 Convertible Notes became convertible, through the end of the third quarter of 2024 and fourth quarter of 2024, respectively, by the holders of such notes due to the satisfaction of the Stock Price Convertibility Trigger applicable to such notes. The current conversion rate for the 2028 Convertible Notes is 30.7692 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $32.50 per share of common stock). We have elected to settle any conversions of the 2028 Convertible Notes in shares of common stock. For more information, see Note 10 - Debt in our notes to the consolidated financial statements.

In January 2024, we entered into certain agreements with Patheon Inc., a wholly-owned subsidiary of Thermo Fisher, related to the manufacture and supply of brensocatib by Patheon Inc. for our anticipated long-term commercial needs. Under these agreements, we are required to deliver to Patheon Inc. the active pharmaceutical ingredients needed to manufacture brensocatib. In addition, in September 2024, we entered into a commercial manufacturing and supply agreement with Esteve for the manufacture and supply of brensocatib's active pharmaceutical ingredient.
In April 2020, we entered into a master services agreement with PPD pursuant to which we retained PPD to perform clinical development services in connection with certain of our clinical research programs. The master services agreement has an initial term of five years. Either party may terminate (i) any project addendum under the master services agreement for any reason and without cause upon 30 days’ written notice, (ii) any project addendum in the event of the other party’s breach of the master services agreement or such project addendum upon 30 days’ written notice, provided that such breach is not cured within such 30-day period, (iii) the master services agreement or any project addendum immediately upon the occurrence of an insolvency event with respect to the other party or (iv) any project addendum upon 30 days’ written notice if (a) the continuation of the services under such project addendum would post material ethical or safety risks to study participants, (b) any approval from a regulatory authority necessary to perform the applicable study is revoked, suspended or expires without renewal or (c) in the reasonable opinion of such party, continuation of the services provided under such project addendum would be in violation of applicable law. We have entered into project addenda with PPD to perform clinical development services over several years for, but not limited to, our ARISE, ENCORE and ASPEN studies and other trials involving brensocatib and TPIP. The total cost of these project addenda is $498.9 million.
In September 2018, we entered into an agreement (the Lease) with Bridgewater Biotech Center LLC (assumed from Exeter 700 Route 202/206, LLC) to lease 117,022 square feet of office space located in Bridgewater, New Jersey for our corporate headquarters. Subject to certain conditions, we had the one-time option to expand the leased premises by up to 50,000 rentable square feet, exercisable prior to the fifth anniversary of the Commencement Date, which was October 1, 2019. We did not exercise this one-time option. The initial Lease term runs 130 months from the Commencement Date and we have the option to extend that term for up to three additional five-year periods. In addition, we are responsible for operating expenses and taxes pursuant to the Lease. Future minimum payments under the Lease during the initial Lease term are approximately $15.3 million. The Lease contains customary default provisions, including those relating to payment defaults, performance defaults and events of bankruptcy.
In October 2017, we entered into certain agreements with Patheon related to the increase of our long-term production capacity for ARIKAYCE. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. Our manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon have given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The aggregate investment to increase our long-term production capacity, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $116.0 million.
In October 2016, we entered into the AZ License Agreement, pursuant to which AstraZeneca granted us exclusive global rights for the purpose of developing and commercializing AZD7986 (which we renamed brensocatib). In consideration of the licenses and other rights granted by AstraZeneca, we made an upfront payment of $30.0 million, which was included as research and development expense in the fourth quarter of 2016. In December 2020, we incurred a $12.5 million milestone payment obligation upon first dosing in a Phase 3 clinical trial of brensocatib. In May 2024, upon our release of an official public statement that we intended to file an NDA, we incurred an additional $12.5 million milestone payment obligation. Upon regulatory approval by the FDA of an NDA, we will owe AstraZeneca an additional $30.0 million. Subsequent to this milestone, we are also obligated to make a series of additional contingent milestone payments totaling up to an additional $30.0 million upon the achievement of regulatory filing milestones. If we elect to develop brensocatib for a second indication, we will be obligated to make an additional series of contingent milestone payments totaling up to $42.5 million, the first of which occurs at the initiation of a Phase 3 trial in the additional indication. We are not obligated to make any additional milestone payments for any additional indications. In addition, we have agreed to pay AstraZeneca tiered royalties ranging from a high single-digit to mid-teens on net sales of any approved product based on brensocatib and one additional payment of $35.0 million upon the first achievement of $1 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with us for commercialization of brensocatib in chronic obstructive pulmonary disease or asthma.
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
In July 2014, we entered into a Commercialization Agreement with PARI for the manufacture and supply of Lamira, which is an e-Flow® nebulizer modified and optimized for use with ARIKAYCE. Under the Commercialization Agreement, PARI manufactures Lamira except in the case of certain defined supply failures, when the Company will have the right to make Lamira and have it made by third parties (but not certain third parties deemed under the Commercialization Agreement to compete with PARI). The Commercialization Agreement has an initial term of 15 years that began in October 2018. The term of the Commercialization Agreement may be extended by us for an additional five years by providing written notice to PARI at least one year prior to the expiration of the Initial Term.
In February 2014, we entered into a contract manufacturing agreement with Therapure Biopharma Inc., which has been assumed by Resilience, for the manufacture of ARIKAYCE, on a non-exclusive basis, at a 200 kg scale. Pursuant to the agreement, we collaborated with Resilience to construct a production area for the manufacture of ARIKAYCE in Resilience's existing manufacturing facility in Canada. The agreement has an initial term of five years, which began in October 2018, and renews automatically for successive periods of two years each, unless terminated by either party by providing the required two years' prior written notice to the other party. Under the agreement, we are obligated to pay certain minimum amounts for the batches of ARIKAYCE produced each calendar year.
In 2004 and 2009, we entered into research funding agreements with CFFT whereby we received $1.7 million and $2.2 million, respectively, in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the agreements, as amended, we owe milestone payments to CFFT of $13.4 million in the aggregate payable through 2025, of which $10.4 million has been paid as of December 31, 2024. Furthermore, if certain global sales milestones were met within five years of the commercialization of ARIKAYCE, we would have owed up to an additional $3.9 million. Through December 31, 2024, we have met and paid $1.7 million of these additional global sales milestone payments.
Future Funding Requirements
We may need to raise additional capital to fund our operations, including the development and potential commercialization of brensocatib, continued commercialization of ARIKAYCE, current and future clinical trials related to ARIKAYCE, development of TPIP, and the potential development, acquisition, in-license or co-promotion of other products or product candidates, including those that address orphan or serious diseases. We expect that our future capital requirements may be substantial and will depend on many factors, including:
•The timing, outcome, and cost of our ongoing and anticipated clinical trials for our product candidates;
•The timing and cost of our current and future clinical trials of ARIKAYCE for the treatment of patients with NTM lung infections, including the ENCORE trial;
•The cost of discovering or in-licensing additional product candidates;
•The costs of activities related to the regulatory approval process and the timing of approvals, if received;
•The cost of supporting the sales and marketing efforts necessary to support the continued commercial efforts of ARIKAYCE;
•The timing and costs of supporting the commercial launch activities of brensocatib, if approved;
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
We have raised $2.2 billion in net proceeds from securities offerings and other financing transactions since January 1, 2022. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. However, our business strategy may require us to raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise.

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
CRITICAL ACCOUNTING ESTIMATES
Preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions and we regularly evaluate these estimates and assumptions. The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts reported in our consolidated statements of comprehensive loss are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition and indefinite-lived intangible assets. The accounting estimates discussed below involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Actual results could differ materially from our estimates. For additional accounting policies, see Note 2 - Summary of Significant Accounting Policies in our notes to the consolidated financial statements.
Revenue Recognition
In accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration we expect to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. For all contracts that fall into the scope of ASC 606, we have identified one performance obligation: the sale of ARIKAYCE to our customers. We have not incurred or capitalized any incremental costs associated with obtaining contracts with customers.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2024, our cash and cash equivalents were in cash accounts or were invested in money market funds. Our investments in money market funds are not insured by the federal government. As of December 31, 2024, our marketable securities were invested in US treasury notes with an original maturity of six months or less.
As of December 31, 2024, we had $574.9 million of 2028 Convertible Notes outstanding. Our 2028 Convertible Notes bear interest at a coupon rate of 0.75%. In addition, as of December 31, 2024, we had our $500.0 million Term Loans outstanding. The Term Loans accrue interest quarterly at a fixed rate of 9.6% per annum. The Royalty Financing Agreement pays interest at 4.0% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% thereafter as well as 0.75% of brensocatib global net sales, if approved. If a 10% change in interest rates had occurred on December 31, 2024, it would not have had a material effect on the fair value of our debt as of that date, nor would it have a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the years ended December 31, 2024, 2023 and 2022, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 8 is included in our Financial Statements and Supplementary Data set forth in Item 15 of Part IV of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—

Integrated Framework. Based on management's assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report on Internal Control over Financial Reporting
Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on our internal control over financial reporting. The report of Ernst & Young LLP is contained in Item 15 of Part IV of this Annual Report on Form 10-K.
ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Election of Class I Directors, Corporate Governance, Delinquent Section 16(a) Reports and Compensation and Discussion and Analysis in our definitive proxy statement for our 2025 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Compensation Discussion and Analysis, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation and Director Compensation in our definitive proxy statement for our 2025 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Compensation Discussion and Analysis and Security Ownership of Certain Beneficial Owners, Directors, and Management in our definitive proxy statement for our 2025 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference from the discussion responsive thereto under the captions Corporate Governance and Certain Relationships and Related Party Transactions in our definitive proxy statement for our 2025 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated by reference from the discussion responsive thereto under the caption Corporate Governance and Ratification of the Appointment of Independent Registered Public Accounting Firm in our definitive proxy statement for our 2025 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.
1.     FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page 89:
(i) Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
(ii) Consolidated Balance Sheets as of December 31, 2024 and 2023
(iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2024, 2023 and 2022
(iv) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2024, 2023 and 2022
(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
(vi) Notes to Consolidated Financial Statements
2.    FINANCIAL STATEMENT SCHEDULES.
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

4.4	Form of 0.75% Convertible Senior Note due 2028 (included in Exhibit 4.3).

4.5
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference from Exhibit 4.5 of Insmed Incorporated’s Annual Report on Form 10-K filed on February 25, 2021).

10.1**	Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 99.1 to Insmed Incorporated's Registration Statement on Form S-8 filed on May 24, 2013).

10.1.1**	Form of Award Agreement for Incentive Stock Options pursuant to the Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 10.5 to Insmed Incorporated's Annual Report on Form 10-K filed on March 6, 2014).

10.1.2**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2013 Incentive Plan (incorporated by reference from Exhibit 10.6 to Insmed Incorporated's Annual Report on Form 10-K filed on March 6, 2014).

10.2**	Insmed Incorporated 2015 Incentive Plan (incorporated by reference from Exhibit 99.1 to Insmed Incorporated's Registration Statement on Form S-8 filed on May 28, 2015).

10.2.1**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2015 Incentive Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 3, 2017).

10.3**	Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.3.1**	Form of Award Agreements for Restricted Stock Units pursuant to the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.4 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.3.2**
Amendment to Form of Award Agreement for Restricted Stock Units pursuant to the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.4.2 to Insmed Incorporated's Annual Report on Form 10-K filed on February 17, 2022).

10.3.3**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.5 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.4**	Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Appendix A to Insmed Incorporated’s Proxy Statement on Schedule 14A filed on March 31, 2023).

10.4.1**	Amendment No. 1 to Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Appendix A to Insmed Incorporated’s Proxy Statement on Schedule 14A filed on April 1, 2024).

10.4.2**	Form of Award Agreement for Restricted Stock Units pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 8, 2024).

10.4.3**	Form of Award Agreement for Restricted Stock Units to non-US employees pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1.4 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on August 8, 2024).

10.4.4**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 8, 2024).

10.4.5**	Form of Award Agreement for Non-Qualified Stock Options issued to non-US employees pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 8, 2024).

10.4.6**
Form of Award Agreement for Restricted Stock Units issued to directors pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1.5 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 3, 2023).

10.4.7**
Form of Award Agreement for Performance-Based Restricted Stock Units pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1.6 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on August 3, 2023).

10.4.8**	Form of Award Agreement for Performance-Based Restricted Stock Units to non-US employees pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1.7 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on August 3, 2023).

10.5**
Omnibus Amendment to Insmed Incorporated Incentive Plans, dated December 10, 2020 (incorporated by reference from Exhibit 10.6 of Insmed Incorporated’s Annual Report on Form 10-K filed on February 25, 2021).

10.5.1**	Omnibus Amendment to Insmed Incorporated Incentive Awards and Inducement Awards, dated May 8, 2024 (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 8, 2024).

10.6**	Insmed Incorporated Senior Executive Bonus Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on November 5, 2013).

10.7**	Form of Non-Qualified Stock Option Inducement Award Agreement (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 8, 2024).

10.8**	Form of Non-Qualified Stock Option Inducement Award Agreement for non-U.S. employees (incorporated by reference from Exhibit 10.4 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 8, 2024).

10.9**	Form of Indemnification Agreement entered into with each of the Company's directors and officers (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on January 16, 2014).

10.10**	Employment Agreement, effective as of September 10, 2012, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on September 11, 2012).

10.10.1**	Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.5 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 1, 2019).

10.11**	Amended and Restated Employment Agreement, effective as of April 1, 2022, between Insmed Incorporated and S. Nicole Schaeffer (incorporated by reference from Exhibit 10.4 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on May 5, 2022).

10.12**	Amended and Restated Employment Agreement, effective as of April 1, 2022, between Insmed Incorporated and Roger Adsett (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed May 5, 2022).

10.12.1**	Side Letter to Amended and Restated Employment Agreement, effective as of August 8, 2022, between Insmed Incorporated and Roger Adsett (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed October 27, 2022).

10.13**	Amended and Restated Employment Agreement, effective as of April 1, 2022, between Insmed Incorporated and Sara Bonstein (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Annual Report on Form 10-Q filed May 5, 2022).

10.14**	Amended and Restated Employment Agreement, effective as of April 1, 2022, by and between Insmed Incorporated and Martina Flammer, M.D. (incorporated by reference from Exhibit 10.3 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 5, 2022).

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

10.17*	License Agreement, dated April 25, 2008, between Transave, Inc. and PARI Pharma GmbH, and Amendments No. 1-4 thereto (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.17.1*	Amendment No. 5 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of October 5, 2015 (incorporated by reference from Exhibit 10.14.1 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.17.2*	Amendment No. 6 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of October 9, 2015 (incorporated by reference from Exhibit 10.14.2 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.17.3*	Amendment No. 7 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 21, 2017 (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on November 2, 2017).

10.17.4*	Amendment No. 8 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of December 19, 2018 (incorporated by reference from Exhibit 10.15.4 to Insmed Incorporated’s Annual Report on Form 10-K filed on February 22, 2019).

10.18*	Contract Manufacturing Agreement, dated February 7, 2014, between Insmed Incorporated and Resilience Biotechnologies Inc. (successor to Therapure Biopharma Inc.) (incorporated by reference from Exhibit 10.2.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.18.1*	Amending Agreement, dated March 13, 2014, between Insmed Incorporated and Resilience Biotechnologies Inc. (successor to Therapure Biopharma Inc.) (incorporated by reference from Exhibit 10.2.2 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.19*	Commercialization Agreement dated July 8, 2014 between Insmed Incorporated and PARI Pharma GmbH (incorporated by reference from Exhibit 10.5 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on August 8, 2024).

10.19.1*	Amendment No. 1 to Commercialization Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 21, 2017 (incorporated by reference from Exhibit 10.5.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 8, 2024).

10.19.2*	Amendment No. 2 to Commercialization Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 20, 2018 (filed herewith).

10.20*	Manufacturing and Supply Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (incorporated by reference from Exhibit 10.39 to Insmed Incorporated's Annual Report on Form 10-K filed February 23, 2018).

10.21*	Technology Transfer Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (incorporated by reference from Exhibit 10.40 to Insmed Incorporated's Annual Report on Form 10-K filed February 23, 2018).

10.21.1*	Amendment to the Technology Transfer Agreement and to the Manufacturing and Supply Agreement, by and between Insmed Incorporated and Patheon UK Limited, dated as of March 11, 2021 (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 6, 2021).

10.22*	License Agreement, dated October 4, 2016, between Insmed Incorporated and AstraZeneca AB (incorporated by reference from Exhibit 10.29 to Insmed Incorporated’s Annual Report on Form 10-K filed February 23, 2017).

10.23	Lease Agreement, dated September 11, 2018, by and between Insmed Incorporated and Bridgewater Biotech Center LLC (assumed from Exeter 700 Route 202/206, LLC) (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on September 17, 2018).

10.24*	Master Commercial Manufacturing Services Agreement, dated January 8, 2024, by and between Insmed Incorporated and Patheon Inc. (filed herewith).

10.24.1*	Product Agreement pursuant to the Master Commercial Manufacturing Services Agreement, dated September 29, 2024, by and between Insmed Incorporated and Patheon Inc. (filed herewith).

10.25*	Revenue Interest Purchase Agreement, dated October 19, 2022, between Insmed Incorporated and OrbiMed Royalty & Credit Opportunities III, LP (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on October 27, 2022).

10.25.1*	First Amendment to Revenue Interest Purchase Agreement, dated October 31, 2024, between Insmed Incorporated and OrbiMed Royalty & Credit Opportunities III, LP (filed herewith).

10.26*	Amended and Restated Loan Agreement, dated October 31, 2024, between Insmed Incorporated, BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (filed herewith).

10.27*	Commercial Manufacturing and Supply Agreement, dated September 5, 2024, between Insmed Incorporated and Esteve Química, S.A. (filed herewith).

19.1	Insmed Incorporated Insider Trading Policy (filed herewith).

21.1	Subsidiaries of Insmed Incorporated (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (filed herewith).

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (filed herewith).

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003 (filed herewith).

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003 (filed herewith).

97	Compensation Recovery Policy (incorporated by reference from Exhibit 97 to Insmed Incorporated’s Annual Report on Form 10-K filed on February 22, 2024).

101
The following materials from Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (v) Notes to the Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL and contained in Exhibit 101.

*	Certain portions of this exhibit have been redacted.

**	Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2025.

INSMED INCORPORATED a Virginia corporation (Registrant)
By:	/s/ WILLIAM H. LEWIS
William H. Lewis Chair and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 20, 2025.

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
Melvin Sharoky, M.D.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Insmed Incorporated (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.
Adoption of ASU No. 2020-06
As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for convertible notes in 2022 due to the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt—(Subtopic 470-20 & 815-40), and the related amendments.
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
As discussed in Note 4 of the consolidated financial statements, the transaction price for product sales is typically adjusted for variable consideration, which includes rebates paid to government agencies, specifically Medicaid. The Company estimates Medicaid rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix.

Auditing the Company's estimate of Medicaid rebates was complex and judgmental due to uncertainty about the estimated payor mix at the time of shipment to the specialty pharmacies as well as the complexity of governmental pricing calculations. The transaction price is sensitive to assumptions used in Medicaid rebate calculations.

How We Addressed the Matter in Our Audit
We identified, evaluated and tested controls over management’s review of the calculated reductions to gross product prices related to Medicaid rebates including management’s review of the significant assumptions and the data utilized in its calculations.

To test the revenue adjustments related to Medicaid rebates our audit procedures included, among others, using internal government pricing specialists to assist with our evaluation of management’s methodology and calculations used to measure Medicaid rebates. We also tested the underlying data and inputs used by the Company in its determination of the estimated payor mix. We compared the inputs used by management to historical trends, evaluated the change in the estimated rebates amounts recorded throughout the year and assessed the historical accuracy of management’s estimates against actual results.

We have served as the Company’s auditor since at least 1999, but we are unable to determine the specific year.

/s/ Ernst & Young LLP

Iselin, New Jersey
February 20, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated
Opinion on Internal Control Over Financial Reporting
We have audited Insmed Incorporated’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Insmed Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Iselin, New Jersey
February 20, 2025

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$555,030	$482,374
Marketable securities	878,796	298,073
Accounts receivable	52,012	41,189
Inventory	98,578	83,248
Prepaid expenses and other current assets	37,245	24,179
Total current assets	1,621,661	929,063

Fixed assets, net	80,052	65,384
Finance lease right-of-use assets	18,273	20,985
Operating lease right-of-use assets	17,257	18,017
Intangibles, net	58,652	63,704
Goodwill	136,110	136,110
Other assets	93,226	96,574
Total assets	$2,025,231	$1,329,837

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$285,209	$214,987
Finance lease liabilities	2,961	2,610
Operating lease liabilities	9,358	8,032
Total current liabilities	297,528	225,629

Debt, long-term	1,103,382	1,155,313
Royalty financing agreement	161,067	155,034
Contingent consideration	144,200	84,600
Finance lease liabilities, long-term	24,064	27,026
Operating lease liabilities, long-term	9,112	11,013
Other long-term liabilities	499	3,145
Total liabilities	1,739,852	1,661,760

Shareholders' equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 179,382,635 and 147,977,960 issued and outstanding shares at December 31, 2024 and December 31, 2023, respectively	1,794	1,480
Additional paid-in capital	4,645,791	3,113,487
Accumulated deficit	(4,359,917)	(3,446,145)
Accumulated other comprehensive loss	(2,289)	(745)
Total shareholders' equity (deficit)	285,379	(331,923)
Total liabilities and shareholders' equity (deficit)	$2,025,231	$1,329,837
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Product revenues, net	$363,707	$305,208	$245,358

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	85,742	65,573	55,126
Research and development	598,367	571,011	397,518
Selling, general and administrative	461,116	344,501	265,784
Amortization of intangible assets	5,052	5,052	5,053
Change in fair value of deferred and contingent consideration liabilities	91,682	28,697	(20,802)
Total operating expenses	1,241,959	1,014,834	702,679

Operating loss	(878,252)	(709,626)	(457,321)

Investment income	53,307	42,132	11,081
Interest expense	(84,913)	(81,694)	(26,446)
Change in fair value of interest rate swap	(236)	320	(1,526)
Other income (expense), net	29	1,856	(5,939)
Loss before income taxes	(910,065)	(747,012)	(480,151)

Provision for income taxes	3,707	2,555	1,383

Net loss	$(913,772)	$(749,567)	$(481,534)

Basic and diluted net loss per share	$(5.57)	$(5.34)	$(3.91)

Weighted average basic and diluted common shares outstanding	164,043	140,433	123,035

Net loss	$(913,772)	$(749,567)	$(481,534)

Other comprehensive income (loss):
Foreign currency translation and other (losses) gains	(1,855)	(2,214)	303
Unrealized gain (loss) on marketable securities	311	713	(515)
Total comprehensive loss	$(915,316)	$(751,068)	$(481,746)
See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2021	118,738	$1,187	$2,673,556	$(2,265,243)	$968	$410,468
Cumulative impact of ASU 2020-06 adoption			(264,609)	50,199		(214,410)
Comprehensive loss:
Net loss				(481,534)		(481,534)
Other comprehensive loss					(212)	(212)
Exercise of stock options and ESPP shares	1,328	14	19,486			19,500
Net proceeds from issuance of common stock	15,040	150	292,003			292,153
Issuance of common stock for vesting of RSUs	377	4				4
Deferred payments for Business Acquisition	171	2	4,294			4,296
Stock-based compensation expense			57,686			57,686
Balance at December 31, 2022	135,654	1,357	2,782,416	(2,696,578)	756	$87,951
Comprehensive loss:
Net loss				(749,567)		(749,567)
Other comprehensive loss					(1,501)	(1,501)
Exercise of stock options and ESPP shares	1,142	12	18,387			18,399
Net proceeds from issuance of common stock	6,531	65	152,410			152,475
Issuance of common stock for vesting of RSUs	543	5				5
Deferred payments for Business Acquisition	177	2	3,895			3,897
Issuance of common stock for asset acquisitions	3,931	39	81,601			81,640
Stock-based compensation expense			74,778			74,778
Balance at December 31, 2023	147,978	$1,480	$3,113,487	$(3,446,145)	$(745)	$(331,923)
Comprehensive loss:
Net loss				(913,772)		(913,772)
Other comprehensive loss					(1,544)	(1,544)
Exercise of stock options and ESPP shares	5,026	50	113,193			113,243
Issuance of common stock upon conversion of convertible notes	5,744	58	224,267			224,325
Net proceeds from issuance of common stock	19,537	195	1,083,929			1,084,124
Issuance of common stock for vesting of RSUs	901	9				9
Deferred payments for Business Acquisition and Vertuis Bio, Inc.	197	2	14,080			14,082
Stock-based compensation expense			96,835			96,835
Balance at December 31, 2024	179,383	$1,794	$4,645,791	$(4,359,917)	$(2,289)	$285,379
 See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(913,772)	$(749,567)	$(481,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,961	5,527	5,278
Amortization of intangible assets	5,052	5,052	5,053
Stock-based compensation expense	96,835	74,778	57,686
Amortization of debt issuance costs	6,884	7,320	3,991
Paid-in-kind interest capitalized	19,233	23,372	4,165
Royalty financing non-cash interest expense	20,044	18,846	3,687
Accretion of discount on marketable securities, net	(19,160)	(9,383)	—
Finance lease amortization expense	2,712	2,712	1,960
Non-cash operating lease expense	3,588	9,206	11,976
Change in fair value of deferred and contingent consideration liabilities	91,682	28,697	(20,802)
Change in fair value of interest rate swap	236	(320)	1,526
Vertuis acquisition	—	10,250	—
Adrestia acquisition	—	76,481	—
Changes in operating assets and liabilities:
Accounts receivable	(12,932)	(11,963)	(6,423)
Inventory	(17,044)	(13,613)	(1,714)
Prepaid expenses and other current assets	(14,182)	2,265	2,528
Other assets	8,335	(20,074)	(25,243)
Accounts payable and accrued liabilities	44,592	15,155	50,011
Other liabilities	(11,946)	(10,988)	(12,584)
Net cash used in operating activities	(683,882)	(536,247)	(400,439)
Investing activities
Purchase of fixed assets	(21,923)	(13,288)	(9,878)
Purchase of marketable securities	(1,577,252)	(588,733)	(99,706)
Cash acquired in asset acquisition	—	3,417	—
Maturities of marketable securities	1,016,000	375,000	75,000
Net cash used in investing activities	(583,175)	(223,604)	(34,584)
Financing activities
Proceeds from exercise of stock options and ESPP	113,243	18,399	19,504
Proceeds from issuance of common stock, net	1,084,124	152,475	292,153
Proceeds from issuance of Term Loans	150,000	—	350,000

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

Proceeds from issuance Royalty Financing Agreement	—	—	150,000
Payment of debt issuance costs	(3,737)	(1,218)	(17,783)
Payments of finance lease principal	(2,610)	(1,217)	(601)
Net cash provided by financing activities	1,341,020	168,439	793,273
Effect of exchange rates on cash and cash equivalents	(1,307)	(250)	(996)
Net increase (decrease) in cash and cash equivalents	72,656	(591,662)	357,254
Cash and cash equivalents at beginning of period	482,374	1,074,036	716,782
Cash and cash equivalents at end of period	$555,030	$482,374	$1,074,036
Supplemental disclosures of cash flow information:
Cash paid for interest	$40,567	$35,787	$10,157
Cash paid for income taxes	$2,499	$1,955	$1,717
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
The Company's pipeline includes clinical-stage programs, brensocatib, TPIP, and INS1201, as well as pre-clinical research programs. Brensocatib is a small molecule, oral, reversible inhibitor of DPP1, which the Company is developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases, including CRSsNP and HS. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PH-ILD and PAH. INS1201 is an intrathecally delivered gene therapy for patients with DMD. The Company's pre-clinical research programs encompass a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Bridgewater, New Jersey. The Company has legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the UK, and Japan.
The Company had $555.0 million of cash and cash equivalents and $878.8 million of marketable securities as of December 31, 2024 and reported a net loss of $913.8 million for the year ended December 31, 2024. The Company has funded its operations through public offerings of equity securities, debt financings and revenue interest financings. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding R&D activities for ARIKAYCE, brensocatib, TPIP, INS1201, and its other pipeline programs, continuing commercialization and regulatory activities for ARIKAYCE and pre-commercial, regulatory and, if approved, commercialization activities for brensocatib, and funding other general and administrative activities.
The Company expects its future cash requirements to be substantial. While the Company currently has sufficient funds to meet its financial needs for at least the next 12 months, the Company may raise additional capital in the future to fund its operations, its ongoing commercialization and clinical trial activities, and its future product candidates, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or serious diseases. The source, timing and availability of any future financing or other transaction will depend principally upon continued progress in the Company’s commercial, regulatory and development activities. Any future financing will also be contingent upon market conditions. If the Company is unable to obtain sufficient additional funds when required, the Company may be forced to delay, restrict or eliminate all or a portion of its development programs or commercialization efforts.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies
Use of Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions. The amounts of assets and liabilities reported in the Company's balance sheets and the amounts of revenues and expenses reported for each period presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue allowances, stock-based compensation, income taxes, loss contingencies, acquisition related intangibles including in process research and development (IPR&D) and goodwill, fair value of contingent consideration, the Royalty Financing Agreement, and accounting for research and development costs. Actual results could differ from those estimates.
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
Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company places its cash equivalents and marketable securities with high credit-quality financial institutions and may invest its investments in US treasury securities, mutual funds and government agency bonds. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity.
The Company is exposed to risks associated with extending credit to customers related to the sale of products. The Company does not require collateral to secure amounts due from its customers. The Company uses an expected loss methodology to calculate allowances for trade receivables. The Company's measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company does not currently have a material allowance for uncollectible trade receivables. The following table presents the percentage of gross product revenue represented by the Company's three largest customers for the year ended December 31, 2024 and their respective percentages for the year ended December 31, 2023.

	Years Ended December 31,
	2024	2023
Customer A	34%	35%
Customer B	30%	34%
Customer C	21%	19%
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
Marketable Securities—Marketable securities consist of available-for-sale investments in US Treasury Notes. Marketable securities under this classification are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive loss. The estimated fair value of available-for-sale marketable securities is determined based on quoted market prices. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets. The Company did not have available-for-sale securities with a maturity of more than one year as of December 31, 2024 and December 31, 2023.
Fixed Assets, Net—Fixed assets are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of three years to five years are used for computer hardware and software. Estimated useful lives of seven years are used for laboratory equipment, office equipment, manufacturing equipment and

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Summary of Significant Accounting Policies (Continued)
furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.
Finite-lived Intangible Assets—Finite-lived intangible assets are measured at their respective fair values on the date they were recorded. The fair values assigned to the Company's intangible assets are based on reasonable estimates and assumptions given available facts and circumstances. See Note 6 - Intangibles, Net and Goodwill for further details.
Impairment Assessment—The Company reviews the recoverability of its finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, the Company measures the amount of the impairment by comparing the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed at December 31, 2024.
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
If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. If the in-licensed agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and therefore have no alternative future use, the Company expenses payments made under such license agreements as acquired IPR&D expense within R&D expense in its consolidated statements of comprehensive loss.
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
Indefinite-lived Intangible Assets—Indefinite-lived intangible assets consist of IPR&D. IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Summary of Significant Accounting Policies (Continued)
use; otherwise, they are expensed. The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance. The Company performs a qualitative test for its indefinite-lived intangible assets annually as of October 1. During the year ended December 31, 2024, the Company concluded that no impairment exists.
Goodwill—Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company reassesses its reporting units as part of its annual segment review. As of December 31, 2024, the Company concluded that it continues to operate as one reporting unit. As of October 1, 2024, the Company performed a qualitative impairment test for goodwill and concluded that no impairment exists.
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
Leases are measured at present value using the rate implicit in the lease or, if the implicit rate is not determinable, the lessee's implicit borrowing rate. As the implicit rate is not typically available, the Company uses its implicit borrowing rate based on the information available at lease commencement date to determine the present value of future lease payments. The implicit borrowing rate approximates the rate the Company would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments. See Note 9 - Leases for further details.
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
Derivatives—In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company may enter into derivative instruments, including interest rate swaps and caps, to manage or hedge interest rate risk. Derivative instruments are recorded at fair value on the balance sheet date. The Company did not elect hedge accounting treatment for the changes in the fair value of derivatives. Changes in the fair value of derivatives were recorded each period and were included in change in fair value of interest rate swap in the consolidated statements of comprehensive loss and consolidated statements of cash flows.
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
Research and Development—R&D expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in the Company's research and development functions. R&D expense also includes other internal operating expenses, the cost of manufacturing a product candidate, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as brensocatib, and may include the cost of asset acquisitions (as described further above). The Company's expenses related to manufacturing its product candidates and medical devices for clinical study are primarily related to activities at CMOs that manufacture its clinical product supply of ARIKAYCE, brensocatib, TPIP, INS1201, and pre-clinical research. The Company's expenses related to clinical trials are primarily related to activities at CROs that conduct and manage clinical trials on the Company's behalf. These contracts set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Deposits for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed.
Stock-based Compensation—The Company recognizes stock-based compensation expense for awards of equity instruments to employees and directors based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award. The Company may also grant performance-based stock options and performance stock units (PSUs) to employees from time to time. The grant-date fair value of performance-based stock options is recognized as compensation expense over the implicit service period using the accelerated attribution method once it is probable that the performance condition will be achieved. The grant-date fair value of PSUs is recognized as compensation expense on the date the performance conditions become probable, with an initial recording of the cumulative expense that would have been recognized if the PSU expense had been recognized on a straight-line basis since the date of grant. The remaining unamortized fair value of the awards will then be expensed prospectively on a straight-line basis over the remaining service period. Stock-based compensation expense is included in both R&D and SG&A expenses in the consolidated statements of comprehensive loss.
Investment Income and Interest Expense—Investment income consists of interest income earned on the Company's cash and cash equivalents and marketable securities. Interest expense consists primarily of contractual interest costs related to the Company's debt, non-cash interest expense related to the Company's Royalty Financing Agreement (see Note 11 - Royalty Financing Agreement), and amortization of debt issuance costs related to the Company's debt.
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
The following table sets forth the reconciliation of the weighted average number of shares used to compute basic and diluted net loss per share for the years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net loss	$(913,772)	$(749,567)	$(481,534)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	164,043	140,433	123,035
Effect of dilutive securities:
Common stock options	—	—	—
RS and RSUs	—	—	—
PSUs	—	—	—
Convertible debt securities	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	164,043	140,433	123,035
Net loss per share:
Basic and diluted	$(5.57)	$(5.34)	$(3.91)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of December 31, 2024, 2023 and 2022 as their effect would have been anti-dilutive (in thousands).

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Summary of Significant Accounting Policies (Continued)

	As of December 31,
	2024	2023	2022
Common stock options	21,927	22,513	17,525
Unvested RS and RSUs	3,320	2,750	1,520
PSUs	660	666	671
Convertible debt securities	17,690	23,438	23,438
Recently Adopted Accounting Pronouncements—In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280)–Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments have been applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 did not have a material impact on the Company's consolidated financial statements and additional required disclosures have been included in Note 19 - Segment Reporting.
Recent Accounting Pronouncements (Not Yet Adopted)—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, in order to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adoption of ASU 2023-09 on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40)—Expense Disaggregation Disclosures, which requires disclosure of disaggregated income statement expense information about specific categories (including purchases of inventory, employee compensation, depreciation, and intangible asset amortization) in the notes to financial statements. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The guidance is applied on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2024-03 on its consolidated financial statements.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of December 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$555.0	$555.0	$—	$—
Marketable securities	$878.8	$878.8	$—	$—
Liabilities
Contingent consideration	$168.9	$—	$—	$168.9

	As of December 31, 2023
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$482.4	$482.4	$—	$—
Marketable securities	$298.1	$298.1	$—	$—
Collateral for interest rate swap	$6.0	$6.0	$—	$—
Liabilities
Interest rate swap	$1.2	$—	$1.2	$—
Deferred consideration	$5.7	$—	$5.7	$—
Contingent consideration	$84.6	$—	$—	$84.6
During the year ended December 31, 2024, the Company purchased $1.6 billion of marketable securities consisting of US Treasury Notes.
As of December 31, 2024, the Company held $878.8 million of available-for-sale securities, including an unrealized gain of $0.3 million recorded in accumulated other comprehensive loss. As of December 31, 2023, the Company held $298.1 million of available-for-sale securities, net of an unrealized loss of $0.7 million that were in an unrealized gain or loss position.
During the year ended December 31, 2022, the Company entered into an interest rate swap in connection with the Company's Term Loan. The Company entered into the interest rate swap to hedge its variable interest rate in an exchange for a fixed interest rate. The collateral for interest rate swap and the interest rate swap were recorded in other assets and accounts payable and accrued liabilities, respectively, in the consolidated balance sheet as of December 31, 2023. The collateral for interest rate swap was cash, a Level 1 asset. The interest rate swap was a Level 2 liability as it used observable inputs other than quoted market prices in an active market. In connection with the Amended and Restated Loan Agreement, the Company settled and terminated the interest rate swap contract and collected the collateral during the fourth quarter of 2024.
There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2024 and 2023.
The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) failure of the issuer to make scheduled interest or principal payments; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the year ended December 31, 2024.
Deferred Consideration

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
The deferred consideration arose from the Business Acquisition in August 2021 (see Note 18 - Acquisitions). The Company was obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date, subject to certain reductions. During August 2022, August 2023, and August 2024, the Company fulfilled the payments due on the first, second and third anniversary of the closing date by issuing 171,427 shares, 177,203 shares, and 182,182 shares of the Company's common stock, respectively, after certain reductions. A valuation of the deferred consideration was performed quarterly with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. As the deferred consideration was settled in shares, no discount rate was applied in the fair value calculation.
The deferred consideration was classified as a Level 2 recurring liability as its valuation utilized an input, the Insmed share price, which was a directly observable input at the measurement date and for the duration of the liabilities' lives. Deferred consideration expected to be settled within twelve months or less was classified as a current liability within accounts payable and accrued liabilities. As of December 31, 2024, there is no deferred consideration.
The following observable input was used in the valuation of the deferred consideration as of December 31, 2023:

	Fair Value as of December 31, 2023 (in millions)	Observable Input	Input Value
Deferred consideration	$5.7	Insmed share price on December 31, 2023	$30.99
Contingent Consideration Liabilities
The contingent consideration liabilities arose from the Business Acquisition in August 2021 (see Note 18 - Acquisitions). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher milestone and net sales milestones. Upon the achievement of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 5,348,572 shares in the aggregate and AlgaeneX equityholders up to 368,867 shares in the aggregate. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. At December 31, 2024, the weighted average probability of success of the remaining milestones was 42%. The development and regulatory milestones will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation.
If the Company were to receive a priority review voucher from the FDA, the Company would be obligated to pay to the Motus equityholders a portion of the value of the priority review voucher, subject to certain reductions. The potential payout would be either 50% of the after-tax net proceeds received by the Company from a sale of the priority review voucher or 50% of the average of the sales prices for the last three publicly disclosed priority review voucher sales, less certain adjustments. The fair value of the priority review voucher milestone is estimated utilizing a probability-adjusted discounted cash flow approach. This obligation would be settled in cash. On December 20, 2024, the FDA's priority review voucher program expired. As of December 31, 2024, the Company determined that the likelihood of receiving a priority review voucher was remote and the milestone had no fair value.
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of December 31, 2024, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.
The contingent consideration liabilities have been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the inputs to the valuation approach, the estimated fair value could be significantly different than the fair value the Company determined. Contingent consideration liabilities expected to be settled within twelve months are classified as a current liability within accounts payable and accrued liabilities in the consolidated balance sheet. Contingent consideration expected to be settled in more than twelve months is classified as a non-current liability. As of December 31, 2024, the fair value of the current and non-current contingent consideration was $24.7 million and $144.2 million, respectively.
A valuation of the contingent consideration liabilities is performed quarterly with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. The following significant unobservable inputs were used in the valuation of the contingent consideration liabilities as of December 31, 2024 and 2023:

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)

Contingent Consideration Liabilities	Fair Value as of December 31, 2024 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$166.7	Probability-adjusted	Probabilities of success	14% - 97%

Contingent Consideration Liabilities	Fair Value as of December 31, 2023 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$74.8	Probability-adjusted	Probabilities of success	14% - 97%
Priority review voucher milestone	$6.0	Probability-adjusted discounted cash flow	Probability of success	16.4%
			Discount rate	10.0%
A rollforward of the Company's valuations deferred and contingent consideration liabilities for the years ended December 31, 2024 and 2023 follows (in thousands):

	Deferred Consideration (Level 2 Liabilities)	Contingent Consideration (Level 3 Liabilities)
Balance as of December 31, 2022	$7,400	$58,100
Additions	—	—
Change in fair value	2,197	26,500
Payments	(3,897)	—
Balance as of December 31, 2023	5,700	84,600
Additions	—	—
Change in fair value	7,400	84,300
Payments	(13,100)	—
Balance as of December 31, 2024	$—	$168,900
The change in fair value of deferred and contingent consideration liabilities are due to changes in factors such as the probability of achieving milestones, the Company's stock price, or certain other estimated assumptions. Payments are made in shares of the Company's common stock.
Convertible Notes
The fair value of the Company's 2028 Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company's stock price and stock price volatility (collectively, the Current Market Factors), and is determined by prices for the convertible notes observed in market trading which are Level 2 inputs.
The estimated fair value of the 2028 Convertible Notes (categorized as a Level 2 liability for fair value measurement purposes) as of December 31, 2024 was $1.2 billion, determined using the Current Market Factors and the ability of the Company to obtain debt on comparable terms to the 2028 Convertible Notes.
Royalty Financing Agreement
The fair value of the Royalty Financing Agreement at the time of the transaction was based on the Company’s estimates of future royalties expected to be paid to OrbiMed over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. This liability is being amortized using the effective interest method over the life of the arrangement, in accordance ASC 470, Debt and ASC 835, Interest. The Company will utilize the prospective method to account for subsequent changes in the estimated future payments to be made to OrbiMed and will update the effective interest rate on a quarterly basis. The carrying value of the Royalty Financing Agreement approximates fair value. For more information, see Note - 11 Royalty Financing Agreement.
Secured Senior Term Loan

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
The carrying value of the Term Loans are measured at amortized cost using the effective interest method and the carrying value approximates fair value. For more information, see Note - 10 Debt.
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
The following table presents a geographic summary of the Company's product revenues, net for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	Years Ended December 31,
	2024	2023	2022
US	$254,800	$224,195	$185,994
Japan	87,699	65,733	56,506
Europe and rest of world	21,208	15,280	2,858
Total product revenues, net	$363,707	$305,208	$245,358
The Company also recognizes revenue related to various EAPs in Europe. EAPs are intended to make products available on a named-patient basis before they are commercially available in accordance with local regulations. During the fourth quarter of 2022, the Company agreed with French authorities on the final reimbursement price related to the temporary authorization for use (Autorisation Temporaire d'Utilisation or ATU) program in France. This final pricing resulted in a change in estimate that reduced revenue by approximately $5.8 million in the fourth quarter of 2022, which related to periods prior to 2022. The accrued France ATU reimbursement payable as of December 31, 2024 relates to current year sales. The accrued France ATU reimbursement payable is recorded within accounts payable and accrued liabilities in the consolidated balance sheets (see Note 8 - Accounts Payable and Accrued Liabilities).
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
If any or all of the Company's actual experience varies from its estimates, the Company may need to adjust prior period accruals, affecting revenue in the period of adjustment.
The following table provides a summary rollforward of the Company's sales allowances and related accruals for the years ended December 31, 2024 and 2023, which have been deducted in arriving at product revenues, net (in thousands).

	Customer Credits, Fees and Discounts	Rebates, Chargebacks and Co-pay Assistance	Total
Balance as of December 31, 2022	$14,232	$5,564	$19,796
Allowances for current period sales	12,494	33,834	46,328
Allowances for prior period sales	—	(118)	(118)
Payments and credits	(11,244)	(29,103)	(40,347)
Balance as of December 31, 2023	$15,482	$10,177	$25,659
Allowances for current period sales	14,410	41,082	55,492
Allowances for prior period sales	100	3,380	3,480
Payments and credits	(22,415)	(39,958)	(62,373)
Balance as of December 31, 2024	$7,577	$14,681	$22,258

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Inventory
The Company's inventory balance consists of the following (in thousands):

	As of December 31,
	2024	2023
Raw materials	$19,682	$24,562
Work-in-process	39,932	33,480
Finished goods	38,964	25,206
	$98,578	$83,248
Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process, and finished goods. The Company has not recorded any significant inventory write-downs. The Company currently uses a limited number of third-party CMOs to produce its inventory.
6. Intangibles, Net and Goodwill
Intangibles, Net
Finite-lived Intangible Assets
As of December 31, 2024, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D and the milestones paid to PARI for the license to use Lamira for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestones intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of these assets during each of the next five years is estimated to be approximately $5.1 million per year.
Indefinite-lived Intangible Assets
As of December 31, 2024, the Company's indefinite-lived intangible assets consisted of acquired IPR&D from the Business Acquisition (see Note 18 - Acquisitions). Indefinite-lived intangible assets are not amortized.
A rollforward of the Company's intangible assets for the years ended December 31, 2024 and 2023 follows (in thousands):

Intangible Asset	December 31, 2023	Additions	Amortization	December 31, 2024
Acquired ARIKAYCE R&D	$32,738	$—	$(4,850)	$27,888
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,366	—	(202)	1,164
	$63,704	$—	$(5,052)	$58,652

Intangible Asset	December 31, 2022	Additions	Amortization	December 31, 2023
Acquired ARIKAYCE R&D	$37,588	$—	$(4,850)	$32,738
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,568	—	(202)	1,366
	$68,756	$—	$(5,052)	$63,704
Goodwill
The Company's goodwill balance of $136.1 million as of December 31, 2024 and 2023 resulted from the August 2021 Business Acquisition (see Note 18 - Acquisitions).
7. Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Fixed Assets, Net (Continued)

	Estimated Useful Life (years)	As of December 31,
Asset Description		2024	2023
Laboratory equipment	7	$26,753	$22,660
Furniture and fixtures	7	6,428	6,428
Computer hardware and software	3 - 5	6,485	6,001
Office equipment	7	171	89
Manufacturing equipment	7	1,336	1,336
Leasehold improvements	2 - 10	38,058	38,049
Construction in progress	—	51,127	35,449
		130,358	110,012
Less accumulated depreciation		(50,306)	(44,628)
		$80,052	$65,384
Depreciation expense was $6.0 million, $5.5 million and $5.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Accounts payable and other accrued operating expenses	$73,033	$65,393
Accrued clinical trial expenses	26,068	23,711
Accrued professional fees	17,895	13,885
Accrued technical operation expenses	18,388	9,187
Accrued compensation and employee related costs	80,312	48,933
Accrued royalty and milestones payable	6,324	5,674
Accrued interest payable	359	2,175
Revenue Interest Payments payable	4,177	3,347
Accrued sales allowances and related costs	16,762	10,937
Accrued France ATU reimbursement payable	5,988	14,685
Deferred and contingent consideration	24,700	6,700
Other accrued liabilities	11,203	10,360
	$285,209	$214,987
9. Leases
The Company's lease portfolio consists primarily of office and laboratory space, manufacturing facilities, research equipment, and fleet vehicles. All of the Company's leases are classified as operating leases, except for the Company's leases of its corporate headquarters and a research facility in San Diego, which are classified as finance leases. The terms of the Company's lease agreements that have commenced range from less than one year to ten years, ten months. In its assessment of the term of each such lease, the Company has not included any options to extend or terminate the lease due to the absence of economic incentives in its lease agreements. Leases that qualify for treatment as a short-term lease are expensed as incurred. These short-term leases are not material to the Company's financial position. Furthermore, the Company does not separate lease

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Leases (Continued)
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

	As of December 31, 2024		As of December 31, 2023
Finance lease cost:
Amortization of right-of-use assets	$2,712		$2,712
Interest on lease liabilities	2,230		2,417
Total finance lease cost		$4,942		$5,129
Operating lease cost		10,415		10,385
Variable lease cost		25,818		14,148
Total lease cost		$41,175		$29,662

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases		$2,230		$2,417
Operating cash flows for operating leases		$10,389		$9,098
Financing cash flows for finance leases		$2,610		$1,217
Right-of-use assets obtained in exchange for new finance lease liabilities		$—		$—
Right-of-use assets obtained in exchange for new operating lease liabilities		$8,995		$5,329
Weighted average remaining lease term - finance leases		6.6 years		7.6 years
Weighted average remaining lease term - operating leases		2.9 years		2.5 years
Weighted average discount rate - finance leases		7.9%		7.9%
Weighted average discount rate - operating leases		9.0%		7.6%

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Leases (Continued)
The table below presents the maturity of lease liabilities on an annual basis for the remaining years of the Company's commenced lease agreements (in thousands).

Year Ending December 31,	Finance Leases	Operating Leases
2025	$4,967	$10,647
2026	5,097	4,244
2027	5,228	2,703
2028	5,361	2,457
2029	5,496	925
Thereafter	8,661	—
Total	34,810	20,976
Less: present value discount	7,785	2,506
Present value of lease liabilities	$27,025	$18,470
Balance Sheet Classification at December 31, 2024:
Current lease liabilities	$2,961	$9,358
Long-term lease liabilities	24,064	9,112
Total lease liabilities	$27,025	$18,470
The Company entered into certain agreements with Patheon related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. As of December 31, 2024, costs of $59.0 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.
10. Debt
Debt, long-term consists of the following commitments as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Convertible notes	$567,164	$788,909
Term Loans	536,218	366,404
Debt, long-term	$1,103,382	$1,155,313
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
In January 2018, the Company completed an underwritten public offering of $450.0 million aggregate principal of the 2025 Convertible Notes, including the exercise in full of the underwriters' option to purchase an additional $50.0 million in aggregate principal amount of 2025 Convertible Notes. The Company's net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $14.2 million, were approximately $435.8 million. The 2025 Convertible Notes bore interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The 2025 Convertible Notes would have matured on January 15, 2025 but on June 27, 2024, the Company called the outstanding 2025 Convertible Notes for redemption, which was completed on August 9, 2024. See Redemption and Conversion of the 2025 Convertible Notes below for further details.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
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
Holders may convert their 2028 Convertible Notes prior to March 1, 2028, only under the following circumstances, subject to the conditions set forth in the applicable indenture: (i) during the five business day period immediately after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of 2028 Convertible Notes, as determined following a request by a holder of such convertible notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on such trading day, (ii) the Company elects to distribute to all or substantially all holders of the common stock (a) any rights, options or warrants (other than in connection with a stockholder rights plan for so long as the rights issued under such plan have not detached from the associated shares of common stock) entitling them, for a period of not more than 45 days from the declaration date for such distribution, to subscribe for or purchase shares of common stock at a price per share that is less than the average of the last reported sale prices of the common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the declaration date for such distribution, or (b) the Company's assets, debt securities or rights to purchase securities of the Company, which distribution has a per share value, as reasonably determined by the board of directors, exceeding 10% of the last reported sale price of the common stock on the trading day immediately preceding the declaration date for such distribution, (iii) if a transaction or event that constitutes a fundamental change or a make-whole fundamental change occurs, or if the Company is a party to (a) a consolidation, merger, combination, statutory or binding share exchange or similar transaction, pursuant to which the common stock would be converted into, or exchanged for, cash, securities or other property or assets, or (b) any sale, conveyance, lease or other transfer or similar transaction in one transaction or a series of transactions of all or substantially all of the consolidated assets of the Company and its subsidiaries, taken as a whole, all or any portion of the 2028 Convertible Notes may be surrendered by a holder for conversion at any time from or after the date that is 30 scheduled trading days prior to the anticipated effective date of the transaction, (iv) if during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (each, a Stock Price Convertibility Trigger), or (v) if the Company sends a notice of redemption, a holder may surrender all or any portion of its 2028 Convertible Notes to which the notice of redemption relates for conversion at any time on or after the date the applicable notice of redemption was sent until the close of business on (a) the second business day immediately preceding the related redemption date or (b) if the Company fails to pay the redemption price on the redemption date as specified in such notice of redemption, such later date on which the redemption price is paid.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
The fair value of the liability component of the 2025 Convertible Notes on the date of issuance was estimated at $309.1 million using an effective interest rate of 7.6% and, accordingly, the residual equity component on the date of issuance was $140.9 million. The fair value of the liability component of the 2028 Convertible Notes on the date of issuance was estimated at $371.6 million using an effective interest rate of 7.1% and, accordingly, the residual equity component on the date of issuance was $203.4 million. The respective discounts were amortized to interest expense over the term of the applicable series of convertible notes through December 31, 2021, prior to the adoption of ASU 2020-06. The 2028 Convertible Notes have a remaining term of approximately 3.42 years.
The $567.2 million carrying value of the 2028 Convertible Notes as of December 31, 2024 is net of $7.8 million of unamortized debt issuance costs. The 2025 Convertible Notes were fully converted or redeemed by the Company on August 9, 2024, such that none were outstanding as of December 31, 2024. The following table presents the carrying value of the Company’s convertible notes balance (in thousands):

	As of December 31,
	2024	2023
Face value of outstanding convertible notes	$574,923	$800,000
Debt issuance costs, unamortized	(7,759)	(11,091)
Convertible notes	$567,164	$788,909
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
Conversions of 2028 Convertible Notes
On July 1, 2024 and October 1, 2024, the 2028 Convertible Notes became convertible, through the end of the third quarter of 2024 and fourth quarter of 2024, respectively, by the holders of such notes due to the satisfaction of the Stock Price Convertibility Trigger applicable to such notes. The current conversion rate for the 2028 Convertible Notes is 30.7692 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $32.50 per share of common stock). The Company has elected to settle any conversions of the 2028 Convertible Notes in shares of common stock. As of December 31, 2024, holders of seventy-seven thousand dollars of aggregate principal amount of 2028 Convertible Notes elected to convert their notes, resulting in an issuance of an aggregate of 2,362 shares of the Company’s common stock. The 2028 Convertible Notes may be convertible in subsequent quarters if another convertibility-triggering event occurs.
Secured Senior Term Loan
In October 2022, the Company entered into the $350.0 million Tranche A Term Loan with Pharmakon that would have matured on October 19, 2027. The Tranche A Term Loan originally bore interest at a rate based upon the SOFR, subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. Up to 50% of the interest payable during the first 24 months from the closing of the Tranche A Term Loan could have been paid-in-kind at the Company's election. If elected, paid-in-kind interest would have been capitalized and added to the principal amount of the Tranche A Term Loan. The Tranche A Term Loan, including the paid-in-kind interest, would have been repaid in eight equal quarterly payments starting in the 13th quarter following the closing of the Tranche A Term Loan (i.e., the quarter ending March 31, 2026), except that the repayment start date could have been extended at the Company's option for an additional four quarters, so that repayments start in the 17th quarter following the closing of the Tranche A Term Loan, subject to the achievement of specified ARIKAYCE data thresholds and certain other conditions. Net proceeds from the Tranche A Term Loan, after deducting the lenders fees and deal expenses of $15.1 million, were $334.9 million.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
Amended and Restated Loan Agreement
In October 2024, the Company entered into the A&R Loan Agreement with BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon, and the guarantors party to such agreement. The A&R Loan Agreement amends and restates the Loan Agreement, dated as of October 19, 2022, pursuant to which the Tranche A Term Loan was provided. The A&R Loan Agreement, among other items, provides an additional $150.0 million senior secured term loan tranche. The A&R Loan Agreement extends the maturity of the Term Loans to September 30, 2029, subject to acceleration to February 1, 2028 on the occurrence of certain prespecified events, and amends the interest rate on the Term Loans to a fixed rate of 9.6% per annum. As consideration for the provision of the Tranche B Term Loan, the Company agreed to pay Pharmakon a fee equal to 2.0% of the Tranche B Term Loan at the closing date of the Tranche B Term Loan and an additional exit fee of 2.0% of the amount of each prepayment or repayment of the Term Loans. The Term Loans will be repaid in eight equal quarterly payments starting on January 3, 2028. Net proceeds from the Tranche B Term Loan, after deducting the lenders fees and administrative expenses of $3.7 million, were $146.3 million.
The Company evaluated whether the A&R Loan Agreement represented a debt modification or extinguishment in accordance with ASC 470-50, Debt – Modifications and Extinguishments. As the present value of the cash flows under the terms of the A&R Loan Agreement was less than 10% different from the remaining cash flows under the terms of the Tranche A Term Loan, the A&R Loan Agreement was accounted for as a debt modification. The unamortized balance of debt issuance costs incurred in connection with the Term Loans are being amortized through September 2029 utilizing the effective interest rate method. The effective interest rate of the Term Loans was 10.6% at modification.
The following table presents the carrying value of the Company’s Term Loans balance as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Principal	$500,000	$350,000
Paid-in-kind interest capitalized	46,770	27,537
Debt discount, net	(10,552)	(11,133)
Term Loans	$536,218	$366,404

As of December 31, 2024, future principal repayments of debt for each of the fiscal years through maturity were as follows (in thousands):

Year Ending December 31:
2025	$—
2026	—
2027	—
2028	916,654
2029	205,039
2030 and thereafter	—
$1,121,693
     The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
Interest expense for the years ended December 31, 2024, 2023, and 2022, is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Convertible debt contractual interest expense	$6,397	$8,250	$8,250
Term Loans contractual interest expense	51,587	46,743	8,330
Royalty Financing Agreement non-cash interest expense	20,044	18,846	3,687
Amortization of debt issuance costs	6,884	7,320	3,991
Swap interest (income) expense	(2,229)	(1,882)	380
Total debt interest expense	$82,683	$79,277	$24,638
Finance lease interest expense	2,230	2,417	1,808
Total interest expense	$84,913	$81,694	$26,446
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
11. Royalty Financing Agreement
In October 2022, the Company entered into the Royalty Financing Agreement with OrbiMed. Under the Royalty Financing Agreement, OrbiMed paid the Company $150.0 million in exchange for the right to receive, on a quarterly basis, royalties in an amount equal to 4.0% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% of ARIKAYCE global net sales on or after September 1, 2025, as well as 0.75% of brensocatib global net sales, if approved. In the event that OrbiMed has not received aggregate Revenue Interest Payments of at least $150.0 million on or prior to March 31, 2028, the Company must make a one-time payment to OrbiMed for the difference between the $150.0 million and the aggregated Revenue Interest Payments that have been paid. In addition, the royalty rate for ARIKAYCE will be increased beginning March 31, 2028 to the rate which would have resulted in aggregate Revenue Interest Payments as of March 31, 2028 equaling $150.0 million. The total Revenue Interest Payments payable by the Company to OrbiMed are capped at 1.8x of the purchase price or up to a maximum of 1.9x of the purchase price under certain conditions. Net proceeds from the Royalty Financing Agreement, after deducting the lenders fees and deal expenses of $3.6 million, were $146.4 million. The Royalty Financing Agreement was amended in October 2024 to, among other things, amend certain restrictions on the Company’s ability to incur indebtedness.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Royalty Financing Agreement (Continued)
The following table presents the activity of the Company’s Royalty Financing Agreement balance for the years ended December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Royalty financing agreement liability - beginning balance	$158,162	$151,538
Revenue Interest Payments paid and payable	(14,535)	(12,222)
Interest expense recognized	20,044	18,846
Royalty financing agreement liability - ending balance	$163,671	$158,162
Royalty financing issuance costs, unamortized - beginning balance	$(3,128)	$(3,523)
Amortization of issuance costs	524	521
Other	—	(126)
Deferred issuance costs, unamortized - ending balance	$(2,604)	$(3,128)
Royalty Financing Agreement	$161,067	$155,034
The Revenue Interest Payments payable in connection with the royalty financing agreement were $4.2 million and $3.3 million as of December 31, 2024 and 2023, respectively, which were recorded within accounts payable and accrued expenses on the consolidated balance sheets. Non-cash interest expense is recorded within interest expense in the consolidated statements of comprehensive loss.
12. Shareholders' Equity
Common Stock—As of December 31, 2024, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 179,382,635 shares of common stock issued and outstanding. In addition, as of December 31, 2024, the Company had reserved 21,927,128 shares of common stock for issuance upon the exercise of outstanding common stock options, 3,320,341 shares of common stock for issuance upon the vesting of RSUs and 660,466 shares for issuance upon the vesting of PSUs. The Company has also reserved 17,689,921 shares of common stock in the aggregate for issuance upon conversion of the remaining 2028 Convertible Notes, subject to adjustment in accordance with the applicable indentures. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions. The shares of the Company’s common stock reserved in connection with the Motus acquisition were partly issued as acquisition consideration at closing and on the first, second and third anniversaries of the closing date of the acquisition, and will also be issued upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions.
Of the 9,406,112 shares reserved, subject to certain closing-related reductions, the Company issued 3,420,149 shares of the Company's common stock in connection with the Business Acquisition (see Note 18 - Acquisitions) in the third quarter of 2021, after certain closing-related deductions. In the third quarter of 2022, the Company issued 171,427 shares of the Company's common stock to fulfill the payment required to Motus equityholders on the first anniversary of the Business Acquisition. In the third quarter of 2023, the Company issued 177,203 shares of the Company's common stock to fulfill the payment required to Motus equityholders on the second anniversary of the Business Acquisition. In the third quarter of 2024, the Company issued 182,182 shares of the Company's common stock to fulfill the payment required to Motus equityholders on the third anniversary of the Business Acquisition.
In the third quarter of 2024, in connection with the redemption and conversions of the 2025 Convertible Notes, the Company issued 5,741,063 shares of the Company's common stock. In the third and fourth quarter of 2024, in connection with the conversions of the 2028 Convertible Notes, the Company issued 2,362 shares of the Company's common stock.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Shareholders' Equity (Continued)
In connection with the Company’s acquisition of Vertuis, the Company reserved 550,000 shares of the Company’s common stock, subject to future adjustment. An aggregate of 500,000 of the reserved shares were issued as acquisition consideration at closing. In July 2024, the Company issued the Vertuis equityholders an additional 14,773 shares of common stock. See Note 18 - Acquisitions for further details.
In the fourth quarter of 2022, the Company completed an underwritten offering of 13,750,000 shares of the Company's common stock, at an offering price of $20.00 per share. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of approximately $16.2 million, were approximately $258.8 million.
In the first quarter of 2021, the Company entered into a sales agreement with Leerink Partners, to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through the ATM program, under which Leerink Partners acts as sales agent. During the year ended December 31, 2023, the Company issued and sold an aggregate of 6,503,041 shares of common stock through the ATM program at a weighted-average public offering price of $24.12 per share and received net proceeds of $152.2 million. In the first quarter of 2024, the Company entered into the new sales agreement with Leerink Partners to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $500.0 million, from time to time, through the new ATM program, under which Leerink Partners acted as sales agent. In connection with entering into the new ATM program, the Company terminated the ATM program. During the third quarter of 2024, the Company issued and sold an aggregate of 5,022,295 shares of common stock through the new ATM program at a weighted-average public offering price of $75.64 per share and received net proceeds of $371.3 million. On November 18, 2024, the Company terminated the new sales agreement.
Preferred Stock—As of December 31, 2024 and 2023, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 and no shares of preferred stock were issued and outstanding.
13. Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated Amended and Restated 2019 Incentive Plan (the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders on May 13, 2023. The 2019 Incentive Plan replaced the Insmed Incorporated 2019 Incentive Plan, as amended, pursuant to which the Company was authorized to grant incentive awards up to an aggregate of 13,750,000 shares. At the Company’s 2023 Annual Meeting of Shareholders, in connection with approval of the 2019 Incentive Plan, the Company's shareholders approved the issuance of an additional 10,500,000 shares under the 2019 Incentive Plan. At the Company's 2024 Annual Meeting of Shareholders, the Company's shareholders approved Amendment No. 1 to the 2019 Incentive Plan, which provides for the issuance of an additional 3,000,000 shares under the plan. As of December 31, 2024, 5,051,894 shares remained for future issuance under the 2019 Incentive Plan.
The 2019 Incentive Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the terms of the 2019 Incentive Plan, the Company is authorized to grant a variety of incentive awards based on its common stock, including stock options (both incentive stock options and non-qualified stock options), RSUs, performance options/shares and other stock awards to eligible employees and non-employee directors. The 2019 Incentive Plan will terminate on May 16, 2029 unless it is extended or terminated earlier pursuant to its terms. In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. During the years ended December 31, 2024, 2023 and 2022, the Company granted inducement stock options covering 1,444,850, 2,674,290 and 1,068,310 shares, respectively, of the Company's common stock to new employees.
On May 15, 2018, the 2018 Employee Stock Purchase Plan was approved by shareholders at the Company's 2018 Annual Meeting of Shareholders. The ESPP allows eligible employees to acquire an ownership interest in the Company by purchasing common stock, at a discount, through payroll deductions. The Company reserved an aggregate of 4,530,488 shares of common stock for issuance under the ESPP. The ESPP is compensatory under GAAP and the Company recorded stock-based compensation expense of $3.3 million, $1.9 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Stock Options—The Company calculates the fair value of stock options granted using the Black-Scholes valuation model. The following table summarizes the grant date fair value and assumptions used in determining the fair value of all stock options granted, including grants of inducement options, during the years ended December 31, 2024, 2023 and 2022.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)

	2024	2023	2022
Volatility	61% - 69%	62% - 70%	69% - 70%
Risk-free interest rate	3.51% - 4.64%	3.36% - 4.72%	1.37% - 4.27%
Dividend yield	0.0%	0.0%	0.0%
Expected option term (in years)	6.11	6.05	5.93
Weighted average fair value of stock options granted	$20.11	$13.12	$13.19
The volatility factor was based on the Company’s historical volatility during the expected option term. The Company accounts for forfeitures as they occur.
From time to time, the Company has granted performance-conditioned options to certain of its employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the grantees fulfilling a service condition (continued employment). As of December 31, 2024 and December 31, 2023, the Company had performance-conditioned options covering 114,780 shares outstanding. As of December 31, 2024 and December 31, 2023, the performance conditions are not probable and therefore, no stock-based compensation was recorded in the consolidated statements of comprehensive loss.
The following table summarizes stock option activity for stock options granted for the years ended December 31, 2024, 2023 and 2022 as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in '000)
Options outstanding at December 31, 2021	14,088,960	$22.00
Granted	5,614,220	$20.89
Exercised	(1,151,341)	$14.41
Forfeited and expired	(1,026,543)	$25.70
Options outstanding at December 31, 2022	17,525,296	$21.93
Exercisable at December 31, 2022	8,587,820	$20.35
Granted	6,650,880	$20.20
Exercised	(871,933)	$16.03
Forfeited and expired	(791,674)	$24.01
Options outstanding at December 31, 2023	22,512,569	$21.58
Exercisable at December 31, 2023	11,125,232	$21.41
Granted	4,963,628	$32.59
Exercised	(4,813,336)	$22.10
Forfeited and expired	(735,733)	$23.48
Options outstanding at December 31, 2024	21,927,128	$23.89	6.99	$991,993
Exercisable at December 31, 2024	10,772,458	$21.41	5.45	$512,988
The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $173.4 million, $6.0 million and $11.1 million, respectively.
As of December 31, 2024, there was $153.9 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.5 years.
Restricted Stock and Restricted Stock Units—The Company may grant RS and RSUs to employees and non-employee directors. Each share of RS vests upon and each RSU represents a right to receive one share of the Company's common stock upon the completion of a specific period of continued service.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)
RS and RSU awards granted are valued at the market price of the Company's common stock on the date of grant. The Company recognizes non-cash compensation expense for the fair values of these RS and RSUs on a straight-line basis over the requisite service period of these awards.
The following table summarizes RSU awards granted during the years ended December 31, 2024, 2023 and 2022:

	Number of RSUs	Weighted Average Grant Price
Outstanding at December 31, 2021	1,019,714	$27.33
Granted	1,021,219	$20.34
Released	(417,894)	$26.79
Forfeited	(103,139)	$24.04
Outstanding at December 31, 2022	1,519,900	$23.00
Granted	1,934,822	$19.26
Released	(574,219)	$22.89
Forfeited	(130,209)	$20.87
Outstanding at December 31, 2023	2,750,294	$20.50
Granted	1,679,702	$27.37
Released	(926,933)	$21.14
Forfeited	(182,722)	$22.82
Outstanding at December 31, 2024	3,320,341	$23.67
As of December 31, 2024, there was $56.7 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.5 years.
Performance Stock Units—In January 2022, the Company issued 271,612 PSUs. For these PSUs, there are two performance conditions, a service condition, and a market condition. The performance conditions are the issuance of a press release announcing certain top-line results from a clinical trial and the acceptance of an NDA by the FDA for brensocatib. The service condition is continuous employment with the Company through the later of the third anniversary of the grant date of the PSU award and the date an NDA for brensocatib is accepted by the FDA. The potential payout of the awards ranges from 0% to 250% of the target, dependent on a market condition that is based on the Company's total shareholder return compared to the NASDAQ Biotechnology Index, subject to certain adjustments (the Peer Group). Due to the multiple vesting conditions, uncertain timing and variable payout of these PSUs, a Monte Carlo simulation was performed to determine the fair value of the awards. Compensation cost will be recognized on the date the performance conditions become probable, with an initial recording of the cumulative expense that would have been recognized if the PSU expense had been recognized on a straight-line basis since the date of grant. The remaining unamortized fair value of the awards will then be expensed prospectively on a straight-line basis over the remaining service period. Since the market condition is reflected in the grant-date fair value and is not a condition for the award to vest, it does not impact the requisite service period. The volatility, risk-free interest rate and weighted-average grant date fair value of the PSUs granted are 65.4%, 1.03% and $39.12, respectively. Any forfeitures that occur after compensation cost recognition commences will result in the cumulative reversal of expense in the period in which the forfeiture occurs.
The Company achieved the first performance condition for the PSUs by issuing a press release announcing certain topline results from the ASPEN trial by June 30, 2024, and achieved the second performance condition, the acceptance of an NDA by the FDA for brensocatib, in February 2025. During the second quarter of 2024, the Company's total shareholder return was compared to the Company's Peer Group and the potential payout of the awards was determined to be 250% of the target. As of December 31, 2024, there were 660,466 PSUs outstanding with an unrecognized compensation expense of $10.3 million. In the first quarter of 2025, the PSUs vested and the Company recognized the compensation expense.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)
The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options, RSUs and ESPP during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Research and development expenses	$47,674	$35,880	$26,379
Selling, general and administrative expenses	49,161	38,898	31,307
Total stock-based compensation expense	$96,835	$74,778	$57,686
There was no stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to PSUs during the years ended December 31, 2024, 2023 and 2022, as the performance conditions associated with the PSU awards were not probable as of these dates.
14. Income Taxes
For the years ended December 31, 2024, 2023 and 2022, the Company recorded a provision for income taxes of $3.7 million, $2.6 million and $1.4 million, respectively, and the effective rate was approximately 0% for each of these years. The provisions recorded are primarily a result of certain of the Company's international subsidiaries, which had taxable income during the periods and certain state taxes in the US which effectively impose income tax on modified gross revenues. In jurisdictions where the Company had net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.
The Company's loss before income taxes in the US and globally was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
US	$(814,531)	$(666,181)	$(406,262)
Foreign	(95,534)	(80,831)	(73,889)
Total	$(910,065)	$(747,012)	$(480,151)
The Company's income tax provision consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	356	378	269
Foreign	3,380	2,231	1,345
	3,736	2,609	1,614
Deferred:
Federal	—	(13)	13
State	(29)	(41)	(244)
Foreign	—	—	—
	(29)	(54)	(231)
Total	$3,707	$2,555	$1,383

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Income Taxes (Continued)
The reconciliation between the federal statutory tax rates and the Company's effective tax rate is as follows:

	Years Ended December 31,
	2024	2023	2022
Statutory federal tax rate	21%	21%	21%
Permanent items	(1)%	(1)%	—%
State income taxes, net of federal benefit	3%	3%	1%
R&D and other tax credits	3%	3%	3%
Foreign income taxes	(1)%	(1)%	—%
Change in valuation allowance	(25)%	(21)%	(22)%
Asset acquisitions (see Note 18 - Acquisitions)	—%	(3)%	—%
Change in fair value of contingent consideration	(2)%	—%	—%
Stock-based compensation	2%	(1)%	(2)%
Other	—%	—%	(1)%
Effective tax rate	—%	—%	—%
Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities consist of the following:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss and other carryforwards	$672,735	$563,869
General business credits	217,859	182,006
Inventory	2,276	2,341
Lease liabilities	9,341	12,000
Stock-based compensation	30,701	27,916
Capitalized R&D	178,021	115,299
Other	26,916	19,286
Deferred tax assets	1,137,849	922,717
Valuation allowance	(1,125,370)	(904,078)
Deferred tax assets, net of valuation allowance	$12,479	$18,639
Deferred tax liabilities:
Intangibles	$(5,581)	$(9,139)
Right-of-use assets	(6,953)	(9,585)
Deferred tax liabilities	$(12,534)	$(18,724)
Net deferred tax liabilities	$(55)	$(85)
The deferred tax assets, net of valuation allowance of $12.5 million and $18.6 million at December 31, 2024 and 2023, respectively, primarily consist of net operating loss, tax credit carryforwards and capitalized R&D for income tax purposes. As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, the Company's research and development expenditures were capitalized, resulting in a deferred tax asset. Due to the Company's history of operating losses, the Company recorded a valuation allowance on its net deferred tax assets by increasing the valuation allowance by $221.3 million and $158.9 million in 2024 and 2023, respectively, as it was more likely than not that such tax benefits will not be realized. In 2023, an immaterial amount was reclassified within the intangibles deferred tax liability to conform with the current year presentation.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Income Taxes (Continued)
At December 31, 2024, the Company had federal net operating loss (NOL) carryforwards for income tax purposes of approximately $2.2 billion and federal tax credit carryforwards of $224.3 million. Due to the limitation on NOLs as more fully discussed below, $2.0 billion of the NOLs are available to offset future taxable income, if any. The NOL carryovers and general business tax credits expire in various years beginning in 2025. For state tax purposes, the Company has approximately $1.4 billion of NOLs in various states available to offset against future taxable income and state tax credit carryforwards of $11.9 million, expiring in various years beginning in 2025. The Company has $334.0 million of non-trading loss carryforwards in Ireland and loss carryforwards in the United Kingdom and Switzerland of $48.9 million and $144.3 million, respectively. The loss carryforwards in Ireland and the United Kingdom carry forward indefinitely while the loss carryforward in Switzerland begins to expire in 2030. The Company has disallowed interest expense carryover of $40.9 million which carries forward indefinitely.
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
The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If such unrecognized tax benefits were realized and not subject to valuation allowances, the Company would recognize a tax benefit of $19.0 million. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	2024	2023
Balance as of January 1,	$14,753	$11,539
Additions related to prior period tax positions	—	230
Additions related to current period tax positions	4,261	2,984
Balance as of December 31,	$19,014	$14,753
The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the federal tax returns for the years ended 2021 and later, and is generally open for certain states for the years 2020 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.
The Company's policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. As of December 31, 2024 and 2023, the Company has recorded reserves

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Income Taxes (Continued)
for unrecognized income tax benefits of $19.0 million and $14.8 million, respectively. As any adjustment to the Company’s uncertain tax positions would not result in a cash tax liability, it has not recorded any accrued interest or penalties related to its uncertain tax positions. If any of these unrecognized tax benefits were released, there would be no impact to the Company's effective tax rate. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next 12 months.
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
Other Agreements
PPD Development, L.P.—In April 2020, the Company entered into a master services agreement with PPD pursuant to which it retained PPD to perform clinical development services in connection with certain of its clinical research programs. The master services agreement has an initial term of five years. Either party may terminate (i) any project addendum under the master services agreement for any reason and without cause upon 30 days’ written notice, (ii) any project addendum in the event of the other party’s breach of the master services agreement or such project addendum upon 30 days’ written notice, provided that such breach is not cured within such 30-day period, (iii) the master services agreement or any project addendum immediately upon the occurrence of an insolvency event with respect to the other party or (iv) any project addendum upon 30 days’ written notice if (a) the continuation of the services under such project addendum would post material ethical or safety risks to study participants, (b) any approval from a regulatory authority necessary to perform the applicable study is revoked, suspended or expires without renewal or (c) in the reasonable opinion of such party, continuation of the services provided under such project addendum would be in violation of applicable law. The Company entered into project addenda with PPD to perform clinical development services over several years for, but not limited to, its ARISE, ENCORE and ASPEN studies and other trials involving brensocatib and TPIP.
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
AstraZeneca AB—In October 2016, the Company entered into a license agreement (AZ License Agreement) with AstraZeneca, a Swedish corporation. Pursuant to the terms of the AZ License Agreement, AstraZeneca granted the Company exclusive global rights for the purpose of developing and commercializing AZD7986 (renamed brensocatib). In consideration of the licenses and other rights granted by AstraZeneca, the Company made an upfront payment of $30.0 million, which was included as research and development expense in the fourth quarter of 2016. In December 2020, the Company incurred a $12.5 million milestone payment obligation upon the first dosing in a Phase 3 clinical trial of brensocatib. In May 2024, upon the

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. License and Other Agreements (Continued)
Company's release of an official public statement that the Company intended to file an NDA, the Company incurred an additional $12.5 million milestone payment obligation. Upon regulatory approval by the FDA of an NDA, the Company will owe AstraZeneca an additional $30.0 million. Subsequent to this milestone, the Company is also obligated to make a series of additional contingent milestone payments totaling up to an additional $30.0 million upon the achievement of regulatory filing milestones. If the Company elects to develop brensocatib for a second indication, the Company will be obligated to make an additional series of contingent milestone payments to AstraZeneca totaling up to $42.5 million, the first of which occurs at the initiation of a Phase 3 trial in the additional indication. The Company is not obligated to make any additional milestone payments for additional indications. In addition, the Company will pay AstraZeneca tiered royalties ranging from a high single-digit to mid-teens on net sales of any approved product based on brensocatib and one additional payment of $35.0 million upon the first achievement of $1.0 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with the Company for commercialization of brensocatib in chronic obstructive pulmonary disease or asthma.
PARI Pharma GmbH—In July 2014, the Company entered into the Commercialization Agreement for the manufacture and supply of the Device, which is an e-Flow® nebulizer modified and optimized for use with ARIKAYCE. Under the Commercialization Agreement, PARI manufactures the Device except in the case of certain defined supply failures, when the Company will have the right to make the Device and have it made by third parties (but not certain third parties deemed under the Commercialization Agreement to compete with PARI). The Commercialization Agreement has an initial term of fifteen years from the first commercial sale of ARIKAYCE in October 2018. The term of the agreement may be extended by the Company for an additional five years by providing written notice to PARI at least one year prior to the expiration of the Initial Term. Notwithstanding the foregoing, the parties have certain rights and obligations under the agreement prior to the commencement of the Initial Term.
Resilience Biotechnologies Inc. (successor to Therapure Biopharma Inc.)—In February 2014, the Company entered into a contract manufacturing agreement with Therapure Biopharma Inc., which was assumed by Resilience for the manufacture of ARIKAYCE, on a non-exclusive basis, at a 200 kg scale. Pursuant to the agreement, the Company and Resilience collaborated to construct a production area for the manufacture of ARIKAYCE in Resilience's existing manufacturing facility in Canada. The agreement had an initial term of five years, which began in October 2018, and renews automatically for successive periods of two years each, unless terminated by either party by providing the required two years prior written notice to the other party. Notwithstanding the foregoing, the parties have rights and obligations under the agreement prior to the commencement of the initial term. Under the agreement, the Company is obligated to pay a minimum of $6.0 million, subject to inflation increases, for commercial ARIKAYCE batches produced and certain manufacturing activities each calendar year.
Cystic Fibrosis Foundation Therapeutics, Inc.—In 2004 and 2009, the Company entered into research funding agreements with CFFT whereby it received $1.7 million and $2.2 million, respectively, in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the agreements, as amended, the Company owes milestone payments to CFFT of $13.4 million in the aggregate payable through 2025, of which $10.4 million has been paid through December 31, 2024. Furthermore, if certain global sales milestones were met within five years of the commercialization of ARIKAYCE, the Company would have owed up to an additional $3.9 million. The Company met and paid $1.7 million of these additional global sales milestone payments.
Patheon Inc.—In January 2024, the Company entered into certain agreements with Patheon Inc. related to the manufacture and supply of brensocatib by Patheon Inc. for the Company’s anticipated long-term commercial needs. Under these agreements, the Company is required to deliver to Patheon Inc. the active pharmaceutical ingredient needed to manufacture brensocatib. The master commercial manufacturing services agreement with Patheon Inc. will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either the Company or Patheon Inc. has given written notice of termination. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. Patheon Inc.'s supply obligations are governed by individual product agreements entered into from time to time under the master commercial manufacturing services agreement. The product agreements specify, among other things, the term and pricing for Patheon Inc.’s supply obligations.
Esteve Química, S.A—In September 2024, the Company entered into a commercial manufacturing and supply agreement with Esteve for the manufacture and supply of brensocatib's active pharmaceutical ingredient. The commercial manufacturing and supply agreement has an initial term of three years, after which it will continue for successive 12-month renewal terms unless either the Company or Esteve has given written notice of termination. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. License and Other Agreements (Continued)
the other party’s insolvency, the discontinue of specified dosages or changes in the regulatory landscape. Esteve’s supply obligations are based on rolling forecasts of the Company’s anticipated demand for brensocatib.

16. Commitments and Contingencies
Commitments
In September 2018, the Company entered into a lease for its new corporate headquarters in Bridgewater, New Jersey. The initial lease term commenced in October 2019 and expires in September 2030. In July 2016, the Company signed an operating lease for laboratory space, also located in Bridgewater, for which the initial lease term was extended through December 2026. In July 2023, the Company signed an amendment to expand the laboratory space in Bridgewater until 2027. In January 2022, the Company entered into a lease for research activities in San Diego, California. The lease term commenced in February 2022 and expires in June 2032. In February 2023, the Company signed an agreement to lease warehouse space in San Diego through March 2029. Future minimum rental payments under the Bridgewater leases and San Diego leases are $18.9 million and $20.6 million, respectively.
Rent expense charged to operations was $11.9 million, $9.2 million and $8.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Rent expense is recorded on a straight-line basis over the term of the applicable leases.
In addition to rent, the Company has several firm purchase commitments, primarily related to the manufacturing of ARIKAYCE and annual minimum royalties on global net sales of ARIKAYCE. Future firm purchase commitments under these agreements, the last of which ends in 2034, total $66.6 million. These amounts do not represent the Company's entire anticipated purchases in the future, but instead represent only purchases that are the subject of contractually obligated minimum purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend amounts or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.
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
17. Retirement Plan
The Company has a 401(k) defined contribution plan for the benefit of most US employees and permits voluntary contributions by employees subject to IRS-imposed limitations. During the years ended December 31, 2024, 2023 and 2022, the Company matched 100% of eligible employee contributions on the first 4% of employee compensation (up to the IRS maximum). Employer contributions for the year ended December 31, 2024, 2023 and 2022 were $7.4 million, $5.5 million and $4.6 million, respectively. Effective January 1, 2025, the Company is matching 100% of eligible employee contributions on the first 5% of employee compensation (up to the IRS maximum).
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
18. Acquisitions (Continued)
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
Vertuis Bio, Inc.
In January 2023, the Company acquired Vertuis, a privately held, preclinical stage company. At the closing of the transaction, the Company issued an aggregate of 500,000 shares of the Company’s common stock to Vertuis’ former stockholders and an individual who are entitled to receive a portion of the acquisition consideration (collectively, the Vertuis equityholders). The closing share price on the date of the transaction was $18.50. In July 2024, the Company issued the Vertuis equityholders an additional $1.0 million of shares of the Company's common stock, or 14,773 shares of common stock, based on the share price on June 28, 2024. The Company is obligated to pay the Vertuis equityholders up to an aggregate of $23.0 million in cash upon the achievement of certain development and regulatory milestone events, and up to an aggregate of $63.8 million in cash upon the achievement of certain net sales-based milestone events, in each case, subject to certain reductions.
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
Business Combination
On August 4, 2021, the Company acquired all of the equity interests of Motus and AlgaeneX, each a privately held, preclinical stage company. In connection with the closing of the Company’s acquisition of Motus, the Company issued an aggregate of 2,889,367 shares of the Company’s common stock, following certain closing-related reductions, to Motus’s former stockholders and option holders and certain individuals who are entitled to receive a portion of the acquisition consideration (collectively, Motus equityholders), subject to certain adjustments. The Company was obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date. During August 2022, August 2023 and August 2024, the Company fulfilled the payments due on the first, second and third anniversaries of the closing date by issuing 171,427 shares, 177,203 shares and 182,182 shares of the Company's common stock, respectively, after certain reductions. The Company is obligated to issue to Motus equityholders up to 5,348,572 shares in the aggregate upon the achievement of certain development and regulatory milestone events, and to pay to the Motus equityholders an aggregate of $35 million upon the achievement of certain net sales-based milestones and a portion of the value of a priority review voucher (to the extent issued to the Company), in each case, subject to certain reductions.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. Acquisitions (Continued)
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. Acquisitions (Continued)
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
19. Segment Reporting
The Company manages its business activities on a consolidated basis and operates as a single operating segment. The Company derives its revenues from the development and commercialization of therapies for patients facing serious diseases. The accounting policies of the segment are the same as those described in Note 2 – Summary of Significant Accounting Policies.
The Company has a single management team that reports to the Chief Executive Officer, the chief operating decision maker (CODM), who comprehensively manages the entire business. When evaluating the Company’s financial performance, the CODM regularly reviews total revenues, total expenses, and expenses by function, and makes decisions using this information on a global basis. The CODM uses net loss, as reported in the consolidated statements of comprehensive loss, in evaluating the performance of the segment. Decisions regarding resource allocation are made primarily during the annual budget planning process and augmented as needed throughout the year. The measure of segment assets is reported on the balance sheet as total assets. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company has one reportable segment.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. Segment Reporting (Continued)
Segment loss, including significant segment expenses, for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Product revenues, net	$363,707	$305,208	$245,358
Less:
Cost of product revenues (excluding amortization of intangible assets)	85,742	65,573	55,126
ARIKAYCE external R&D expenses	60,269	62,418	61,024
Brensocatib external R&D expenses	98,569	108,556	102,530
TPIP external R&D expenses	65,935	50,185	39,220
Other external R&D expenses	90,604	132,652	34,199
R&D compensation and benefit-related expenses	194,907	140,861	104,094
SG&A compensation and benefit-related expenses	168,498	117,926	92,709
Other segment items(a)	374,947	295,211	231,713
Depreciation	5,961	5,527	5,278
Amortization of intangible assets	5,052	5,052	5,053
Change in fair value of deferred and contingent consideration liabilities	91,682	28,697	(20,802)
Investment income	(53,307)	(42,132)	(11,081)
Interest expense	84,913	81,694	26,446
Provision for income taxes	3,707	2,555	1,383
Segment net loss	$(913,772)	$(749,567)	$(481,534)

(a) Other segment items include stock-based compensation, professional fees, and facility-related expenses.