Form 10-Q
period 2025-03-31
INSMED Inc
filed 2025-05-08
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, there were 182,138,923 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

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

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$403,247	$555,030
Marketable securities	796,204	878,796
Accounts receivable	47,746	52,012
Inventory	100,713	98,578
Prepaid expenses and other current assets	54,782	37,245
Total current assets	1,402,692	1,621,661
Fixed assets, net	88,358	80,052
Finance lease right-of-use assets	17,595	18,273
Operating lease right-of-use assets	10,832	17,257
Intangibles, net	57,389	58,652
Goodwill	136,110	136,110
Other assets	89,759	93,226
Total assets	$1,802,735	$2,025,231
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$232,674	$285,209
Finance lease liabilities	3,054	2,961
Operating lease liabilities	3,505	9,358
Total current liabilities	239,233	297,528
Debt, long-term	1,105,068	1,103,382
Royalty financing agreement	162,508	161,067
Contingent consideration	159,900	144,200
Finance lease liabilities, long-term	23,266	24,064
Operating lease liabilities, long-term	8,480	9,112
Other long-term liabilities	5,121	499
Total liabilities	1,703,576	1,739,852
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 181,900,074 and 179,382,635 issued and outstanding shares at March 31, 2025 and December 31, 2024, respectively	1,819	1,794
Additional paid-in capital	4,714,742	4,645,791
Accumulated deficit	(4,616,500)	(4,359,917)
Accumulated other comprehensive loss	(902)	(2,289)
Total shareholders’ equity	99,159	285,379
Total liabilities and shareholders’ equity	$1,802,735	$2,025,231
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024

Product revenues, net	$92,823	$75,500

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	21,278	17,457
Research and development	152,577	121,083
Selling, general and administrative	147,545	93,102
Amortization of intangible assets	1,263	1,263
Change in fair value of deferred and contingent consideration liabilities	18,300	(11,900)
Total operating expenses	340,963	221,005

Operating loss	(248,140)	(145,505)

Investment income	13,906	8,783
Interest expense	(21,569)	(21,042)
Change in fair value of interest rate swap	—	2,362
Other income (expense), net	132	(1,100)
Loss before income taxes	(255,671)	(156,502)

Provision for income taxes	912	589

Net loss	$(256,583)	$(157,091)

Basic and diluted net loss per share	$(1.42)	$(1.06)

Weighted average basic and diluted common shares outstanding	180,860	148,456

Net loss	$(256,583)	$(157,091)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	1,828	(855)
Unrealized loss on marketable securities	(441)	(36)
Total comprehensive loss	$(255,196)	$(157,982)

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (Deficit) (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2023	147,978	$1,480	$3,113,487	$(3,446,145)	$(745)	$(331,923)
Comprehensive loss:
Net loss				(157,091)		(157,091)
Other comprehensive loss					(891)	(891)
Exercise of stock options and ESPP share issuance	217	2	4,050			4,052
Net proceeds from issuance of common stock			(409)			(409)
Issuance of common stock for vesting of RSUs	366	4				4
Stock-based compensation expense			21,450			21,450
Balance at March 31, 2024	148,561	$1,486	$3,138,578	$(3,603,236)	$(1,636)	$(464,808)

Balance at December 31, 2024	179,383	$1,794	$4,645,791	$(4,359,917)	$(2,289)	$285,379
Comprehensive loss:
Net loss				(256,583)		(256,583)
Other comprehensive income					1,387	1,387
Exercise of stock options and ESPP share issuance	2,063	20	29,684			29,704
Issuance of common stock for vesting of RSUs	454	5				5
Issuance of common stock upon conversion of convertible notes			5			5
Stock-based compensation expense			39,262			39,262
Balance at March 31, 2025	181,900	$1,819	$4,714,742	$(4,616,500)	$(902)	$99,159
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(256,583)	$(157,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,883	1,588
Amortization of intangible assets	1,263	1,263
Stock-based compensation expense	39,262	21,450
Amortization of debt issuance costs	1,822	1,851
Paid-in-kind interest capitalized	—	6,242
Royalty financing non-cash interest expense	5,023	4,822
Accretion of discount on marketable securities, net	(8,332)	(1,963)
Finance lease amortization expense	678	678
Non-cash operating lease expense	686	6,516
Change in fair value of deferred and contingent consideration liabilities	18,300	(11,900)
Change in fair value of interest rate swap	—	(2,362)
Changes in operating assets and liabilities:
Accounts receivable	5,361	2,955
Inventory	(1,021)	(598)
Prepaid expenses and other current assets	(16,941)	(19,330)
Other assets	10,168	333
Accounts payable and accrued liabilities	(61,490)	(32,345)
Other liabilities	(2,167)	(6,144)
Net cash used in operating activities	(262,088)	(184,035)
Investing activities
Purchase of fixed assets	(10,070)	(4,679)
Purchase of marketable securities	(630,518)	—
Maturities of marketable securities	721,000	300,000
Net cash provided by investing activities	80,412	295,321
Financing activities
Proceeds from exercise of stock options and ESPP	29,704	4,052
Payments of equity issuance costs	—	(409)
Payments of finance lease principal	(706)	(621)
Net cash provided by financing activities	28,998	3,022
Effect of exchange rates on cash and cash equivalents	895	(953)
Net (decrease) increase in cash and cash equivalents	(151,783)	113,355
Cash and cash equivalents at beginning of period	555,030	482,374
Cash and cash equivalents at end of period	$403,247	$595,729
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,122	$8,210
Cash paid for income taxes	$2,176	$1,208

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
The Company's pipeline includes clinical-stage programs, brensocatib, treprostinil palmitil inhalation powder (TPIP), and INS1201, as well as pre-clinical research programs. Brensocatib is a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), which the Company is developing for the treatment of patients with bronchiectasis and other neutrophil-mediated diseases, including chronic rhinosinusitis without nasal polyps (CRSsNP) and hidradenitis suppurativa (HS). TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary hypertension associated with interstitial lung disease (PH-ILD) and pulmonary arterial hypertension (PAH). INS1201 is an intrathecally delivered gene therapy for patients with Duchenne muscular dystrophy (DMD). The Company's pre-clinical research programs encompass a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Bridgewater, New Jersey. The Company has legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the United Kingdom (UK), and Japan.
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the US (GAAP) for complete consolidated financial statements are not included herein. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Any references in these notes to applicable accounting guidance are meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB).
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
     The Company had $403.2 million in cash and cash equivalents and $796.2 million in marketable securities as of March 31, 2025 and reported a net loss of $256.6 million for the three months ended March 31, 2025. The Company has funded its operations through public offerings of equity securities, debt financings and revenue interest financings. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP, INS1201, and its other pipeline programs, continuing commercialization and regulatory activities for ARIKAYCE and pre-commercial, regulatory and, if approved, commercialization activities for brensocatib, and funding other general and administrative activities.
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
2. Summary of Significant Accounting Policies
The Company’s complete listing of significant accounting policies is set forth in Note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Selected significant accounting policies are discussed in detail below.
Use of Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions. The amounts of assets and liabilities reported in the Company's balance sheets and the amounts of revenues and expenses reported for each period presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue allowances, stock-based compensation, income taxes, loss contingencies, acquisition related intangibles including in process research and development (IPR&D) and goodwill, fair value of contingent consideration, the revenue interest purchase agreement (the Royalty Financing Agreement), and accounting for R&D costs. Actual results could differ from those estimates.
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
The following table presents the percentage of gross product revenue represented by the Company's three largest customers for the three months ended March 31, 2025 and their respective percentages for the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024
Customer A	31%	35%
Customer B	29%	34%
Customer C	20%	16%
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
Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable, unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired. None of the Company's contingent consideration met the definition of a derivative as of March 31, 2025. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.
Indefinite-lived Intangible Assets—Indefinite-lived intangible assets consist of IPR&D. IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise, they are expensed. The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 2. Summary of Significant Accounting Policies (Continued)
assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance. The Company performs a qualitative test for its indefinite-lived intangible assets annually as of October 1. During the three months ended March 31, 2025, the Company concluded that no impairment exists.
Goodwill—Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As of March 31, 2025, the Company continues to operate as one reporting unit. The Company performs an impairment test for goodwill annually as of October 1. See Note 6 - Intangibles, Net and Goodwill for further details.
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
Leases are measured at present value using the rate implicit in the lease or, if the implicit rate is not determinable, the lessee's incremental borrowing rate. As the implicit rate is not typically available, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the present value of future lease payments. The incremental borrowing rate approximates the rate the Company would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments. See Note 9 - Leases for further details.
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
Foreign Currency—The Company has operations in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the UK, and Japan. The results of the Company's non-US dollar based functional currency operations are translated to US dollars at the average exchange rates during the period. Assets and liabilities are translated at the exchange rate prevailing at the balance sheet date. Equity is translated at the prevailing exchange rate at the date of the equity transaction. Translation adjustments are included in total shareholders' equity, as a component of accumulated other comprehensive loss.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 2. Summary of Significant Accounting Policies (Continued)
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to royalty expenses. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Inventory used for clinical development purposes is expensed to R&D expense when consumed. Prior to US Food and Drug Administration (FDA) approval of new products, the Company expenses all inventory related costs in the period incurred.
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
The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

Numerator:
Net loss	$(256,583)	$(157,091)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	180,860	148,456
Effect of dilutive securities:
Common stock options	—	—
RS and RSUs	—	—
PSUs	—	—
Convertible debt securities	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	180,860	148,456
Net loss per share:
Basic and diluted	$(1.42)	$(1.06)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of March 31, 2025 and 2024, respectively, as their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2025	2024
Common stock options	21,227	24,098
Unvested RS and RSUs	3,647	3,059
PSUs	9	666
Convertible debt securities	17,690	23,438
Recent Accounting Pronouncements (Not Yet Adopted)—In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures, in order to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. The Company expects to adopt this new standard for the year ending December 31, 2025. The Company is evaluating the impact of the required disclosure enhancements of ASU 2023-09 on its consolidated financial statements.

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
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of March 31, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$403.2	$403.2	$—	$—
Marketable securities	$796.2	$796.2	$—	$—
Liabilities
Contingent consideration	$187.2	$—	$—	$187.2

	As of December 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$555.0	$555.0	$—	$—
Marketable securities	$878.8	$878.8	$—	$—
Liabilities
Contingent consideration	$168.9	$—	$—	$168.9

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
During the three months ended March 31, 2025, $630.5 million of marketable securities were purchased and $721.0 million of marketable securities matured, each consisting of US Treasury Bills.
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2, or Level 3 during the three months ended March 31, 2025. During the three months ended March 31, 2025, new Level 1 assets were added in connection with the Company's purchase of available-for-sale securities.
As of March 31, 2025, the Company held $796.2 million of available-for-sale securities. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets.
The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) failure of the issuer to make scheduled interest or principal payments; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the three months ended March 31, 2025.
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
The deferred consideration was classified as a Level 2 recurring liability as its valuation utilized an input, the Insmed share price, which is a directly observable input at the measurement date and for the duration of the liabilities' anticipated lives. There was no remaining deferred consideration as of December 31, 2024.
Contingent Consideration
The contingent consideration liabilities arose from the Business Acquisition in August 2021 (see Note 16 - Acquisitions). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher milestone, and net sales milestones. Upon the achievement of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 5,348,572 shares in the aggregate and AlgaeneX equityholders up to 368,867 shares in the aggregate. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. At March 31, 2025, the weighted average probability of success was 42%. The development and regulatory milestones will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation.
If the Company were to receive a priority review voucher, the Company would be obligated to pay to the Motus equityholders a portion of the value of the priority review voucher, subject to certain reductions. The potential payout will be either 50% of the after tax net proceeds received by the Company from a sale of the priority review voucher or 50% of the average of the sales prices for the last three publicly disclosed priority review voucher sales, less certain adjustments. The fair value of the priority review voucher milestone is estimated utilizing a probability-adjusted discounted cash flow approach. This obligation will be settled in cash. On December 20, 2024, the FDA's priority review voucher program expired. As of March 31, 2025 and December 31, 2024, the Company determined that the likelihood of receiving a priority review voucher was remote and the milestone had no fair value.
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of March 31, 2025, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
The contingent consideration liabilities have been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the inputs to the valuation approach, the estimated fair value could be significantly different than the fair value the Company determined. Contingent consideration expected to be settled within twelve months or less is classified as a current liability within accounts payable and accrued liabilities. Contingent consideration expected to be settled in more than twelve months is classified as a non-current liability. As of March 31, 2025, the fair value of the current and non-current contingent consideration was $27.3 million and $159.9 million, respectively.
A valuation of the contingent consideration liabilities is performed quarterly with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. The following significant unobservable inputs were used in the valuation of the contingent consideration liabilities as of March 31, 2025 and December 31, 2024:

	Fair Value as of March 31, 2025 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$184.2	Probability-adjusted	Probabilities of success	14% - 97%

	Fair Value as of December 31, 2024 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$166.7	Probability-adjusted	Probabilities of success	14% - 97%
The following table is a summary of the changes in the fair value of the Company's valuations for the deferred and contingent consideration liabilities for the three months ended March 31, 2025 and 2024 (in thousands):

	Deferred Consideration (Level 2 Liabilities)	Contingent Consideration (Level 3 Liabilities)
Balance as of December 31, 2023	$5,700	$84,600
Additions	—	—
Change in fair value	(700)	(11,200)
Payments		—
Balance as of March 31, 2024	$5,000	$73,400

Balance as of December 31, 2024	$—	$168,900
Additions	—	—
Change in fair value	—	18,300
Payments	—	—
Balance as of March 31, 2025	$—	$187,200
Convertible Notes
The fair value of the Company's 0.75% convertible senior notes due 2028 (the 2028 Convertible Notes), which differs from their carrying value, is influenced by interest rates, the Company's stock price and stock price volatility (collectively, the Current Market Factors), and is determined by prices for the 2028 Convertible Notes observed in market trading which are Level 2 inputs.
The estimated fair value of the 2028 Convertible Notes (categorized as a Level 2 liability for fair value measurement purposes) as of March 31, 2025 was $1.4 billion, determined using Current Market Factors and the ability of the Company to obtain debt on comparable terms to the 2028 Convertible Notes. See Note 10 - Debt for further details.
Royalty Financing Agreement

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
The fair value of the Royalty Financing Agreement at the time of the transaction was based on the Company’s estimates of future royalties expected to be paid to OrbiMed Royalty & Credit Opportunities IV, LP (OrbiMed) over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. This liability is being amortized using the effective interest method over the life of the arrangement, in accordance with ASC 470, Debt and ASC 835, Interest. The Company will utilize the prospective method to account for subsequent changes in the estimated future payments to be made to OrbiMed and will update the effective interest rate on a quarterly basis. The carrying value of the Royalty Financing Agreement approximates fair value. For more information, see Note 11 - Royalty Financing Agreement for further details.
Secured Senior Term Loan
The carrying value of the Company's secured senior term loans are measured at amortized cost using the effective interest method and the carrying value approximates fair value. For more information, see Note - 10 Debt.
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
Product revenues, net consist of net sales of ARIKAYCE. The Company's customers in the US include specialty pharmacies and a specialty distributor. In December 2020, the Company began recognizing product revenue from commercial sales of ARIKAYCE in Europe. In July 2021, the Company began recognizing product revenue from commercial sales of ARIKAYCE in Japan. Globally, product revenues are recognized once the Company performs and satisfies all five steps of the revenue recognition criteria mentioned above.
The following table presents a geographic summary of the Company's product revenues, net, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
US	$64,275	$56,349
Japan	22,083	14,891
Europe and rest of world	6,465	4,260
Total product revenues, net	$92,823	$75,500
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
5. Inventory
The Company's inventory balance consists of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Raw materials	$22,384	$19,682
Work-in-process	42,117	39,932
Finished goods	36,212	38,964
	$100,713	$98,578
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 6. Intangibles, Net and Goodwill
Intangibles, Net
Finite-lived Intangible Assets
As of March 31, 2025, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D and the milestones paid to PARI Pharma GmbH (PARI) for the license to use the Lamira® Nebulizer System (Lamira) for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestone-related intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of these assets during each of the next five years is estimated to be approximately $5.1 million per year.
Indefinite-lived Intangible Assets
As of March 31, 2025, the Company's indefinite-lived intangible assets consisted of acquired IPR&D from the Business Acquisition (see Note 16 - Acquisitions). Indefinite-lived intangible assets are not amortized. A rollforward of the Company's intangible assets for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

Intangible Asset	December 31, 2024	Additions	Amortization	March 31, 2025
Acquired ARIKAYCE R&D	$27,888	$—	$(1,212)	$26,676
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,164	—	(51)	1,113
	$58,652	$—	$(1,263)	$57,389

Intangible Asset	December 31, 2023	Additions	Amortization	March 31, 2024
Acquired ARIKAYCE R&D	$32,738	$—	$(1,212)	$31,526
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,366	—	(51)	1,315
	$63,704	$—	$(1,263)	$62,441
Goodwill
The Company's goodwill balance of $136.1 million as of March 31, 2025 and December 31, 2024, resulted from the Business Acquisition. See Note 16 - Acquisitions for further details.
7. Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)	As of
Asset Description		March 31, 2025	December 31, 2024
Lab equipment	7	$29,467	$26,753
Furniture and fixtures	7	6,428	6,428
Computer hardware and software	3-5	7,579	6,485
Office equipment	7	171	171
Manufacturing equipment	7	1,336	1,336
Leasehold improvements	2-10	50,130	38,058
Construction in progress	—	45,488	51,127
		140,599	130,358
Less: accumulated depreciation		(52,241)	(50,306)
		$88,358	$80,052

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Accounts payable and other accrued operating expenses	$57,683	$73,033
Accrued clinical trial expenses	24,936	26,068
Accrued professional fees	26,223	17,895
Accrued technical operation expenses	8,439	18,388
Accrued compensation and employee related costs	34,295	80,312
Accrued royalty and milestones payable	10,941	6,324
Accrued interest payable	1,437	359
Revenue Interest Payments payable	3,712	4,177
Accrued sales allowances and related costs	19,208	16,762
Accrued French rebate payable	7,769	5,988
Deferred and contingent consideration	27,300	24,700
Other accrued liabilities	10,731	11,203
	$232,674	$285,209
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
The Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $2.5 million and $4.9 million for the three months ended March 31, 2025 and 2024, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Leases (Continued)
The table below summarizes the supplemental non-cash disclosures of the Company's leases included in its consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2025	2024
Finance right-of-use assets obtained in exchange for lease obligations	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$—	$5,656
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $61.4 million and $59.0 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively. Upon the commencement date, the Company will record an operating lease ROU asset and operating lease liability.
10. Debt
Debt, long-term consists of the following commitments as of March 31, 2025 and December 31, 2024 (in thousands):

	As of
	March 31, 2025	December 31, 2024
Convertible notes	$567,726	$567,164
Term Loans	537,342	536,218
Debt, long-term	$1,105,068	$1,103,382
Convertible Notes
In May 2021, the Company completed an underwritten public offering of $575.0 million aggregate principal amount of the 2028 Convertible Notes, including the exercise in full of the underwriters' option to purchase an additional $75.0 million in aggregate principal amount of 2028 Convertible Notes. The Company's net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $15.7 million, were approximately $559.3 million. The 2028 Convertible Notes bear interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2028 Convertible Notes have a remaining term of approximately 3.17 years. The 2028 Convertible Notes would have matured on June 1, 2028 but, on April 24, 2025, the Company called the outstanding 2028 Convertible Notes for redemption, with a redemption date of June 6, 2025. See Note 18 - Subsequent Events below for further details.
The $567.7 million carrying value of the 2028 Convertible Notes as of March 31, 2025 is net of $7.2 million of unamortized debt issuance costs. The 2028 Convertible Notes are long-term liabilities as of March 31, 2025. The following table presents the carrying value of the Company's convertible notes balance (in thousands):

	As of
	March 31, 2025	December 31, 2024
Face value of outstanding convertible notes	$574,918	574,923
Debt issuance costs, unamortized	(7,192)	(7,759)
Convertible notes	$567,726	$567,164
Conversions of 2028 Convertible Notes
On July 1, 2024, October 1, 2024, and January 1, 2025, the 2028 Convertible Notes became convertible, through the end of the third quarter of 2024, fourth quarter of 2024, and first quarter of 2025, respectively, by the holders of such notes due to the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter being greater than or equal to 130% of the conversion price on each applicable trading day. Until the Company issued a redemption notice for the 2028 Convertible Notes (as described under Note 18 - Subsequent Events), the conversion rate for the 2028 Convertible Notes was 30.7692 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $32.50 per share of common stock). The Company elected to settle any conversions of the 2028 Convertible Notes in shares of common stock. As of March 31, 2025, holders of eighty-two thousand dollars of aggregate principal amount of 2028 Convertible Notes elected to convert their notes, resulting in an issuance of an aggregate of 2,514 shares of the Company’s common stock.
Secured Senior Term Loan
In October 2022, the Company entered into the $350.0 million loan agreement (the Loan Agreement) with Pharmakon Advisors, LP (Pharmakon) that would have matured on October 19, 2027 (the Tranche A Term Loan). The Tranche A Term Loan originally bore interest at a rate based upon the Secured Overnight Financing Rate (SOFR), subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. Up to 50% of the interest payable during the first 24 months from the closing of the Tranche A Term Loan could have been paid-in-kind at the Company's election. If elected, paid-in-kind interest would have been capitalized and added to the principal amount of the Tranche A Term Loan. The Tranche A Term Loan, including the paid-in-kind interest, would have been repaid in eight equal quarterly payments starting in the 13th quarter following the closing of the Tranche A Term Loan (i.e., the quarter ending March 31, 2026), except that the repayment start date could have been extended at the Company's option for an additional four quarters, so that repayments start in the 17th quarter following the closing of the Tranche A Term Loan, subject to the achievement of specified ARIKAYCE data thresholds and certain other conditions. Net proceeds from the Tranche A Term Loan, after deducting the lenders' fees and deal expenses of $15.1 million, were $334.9 million.
Amended and Restated Loan Agreement
In October 2024, the Company entered into an Amended and Restated Loan Agreement (the A&R Loan Agreement) with BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon, and the guarantors party to such agreement. The A&R Loan Agreement amended and restated the Loan Agreement to, among other items, add an additional $150.0 million senior secured term loan tranche (the Tranche B Term Loan and, together with the Tranche A Term Loan, the Term Loans). The A&R Loan Agreement extends the maturity of the Term Loans to September 30, 2029, subject to acceleration to February 1, 2028 on the occurrence of certain prespecified events, and amends the interest rate on the Term Loans to a fixed rate of 9.6% per annum. As consideration for the provision of the Tranche B Term Loan, the Company agreed to pay Pharmakon a fee equal to 2.0% of the Tranche B Term Loan at the closing date of the Tranche B Term Loan and an additional exit fee of 2.0% of the amount of each prepayment or repayment of the Term Loans. The Term Loans will be repaid in eight equal quarterly payments starting on January 3, 2028. Net proceeds from the Tranche B Term Loan, after deducting the lenders' fees and administrative expenses of $3.7 million, were $146.3 million.

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
The following table presents the carrying value of the Company’s Term Loans balance as of March 31, 2025 and December 31, 2024 (in thousands):

	As of
	March 31, 2025	December 31, 2024
Principal	$500,000	$500,000
Paid-in-kind interest capitalized	46,770	46,770
Debt discount, net	(9,428)	(10,552)
Term Loans	$537,342	$536,218

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
As of March 31, 2025, future principal repayments of debt for each of the years through maturity were as follows (in thousands):

Year Ending December 31:
2025	$—
2026	—
2027	—
2028	916,649
2029	205,039
2030 and thereafter	—
$1,121,688
Interest Expense
Interest expense related to debt and finance leases for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Convertible debt contractual interest expense	$1,078	$2,063
Term Loans contractual interest expense	13,122	12,483
Royalty Financing Agreement interest expense	5,023	4,822
Amortization of debt issuance costs	1,822	1,851
Swap interest income	—	(754)
Total debt interest expense	$21,045	$20,465
Finance lease interest expense	524	577
Total interest expense	$21,569	$21,042
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Royalty Financing Agreement (Continued)
The following table shows the activity within the liability account for the three-month period ended March 31, 2025 and year ended December 31, 2024 (in thousands):

	Three Months Ended March 31, 2025	Twelve Months Ended December 31, 2024
Royalty Financing Agreement liability - beginning balance	$163,671	$158,162
Revenue Interest Payments paid and payable	(3,713)	(14,535)
Interest expense recognized	5,023	20,044
Royalty Financing Agreement liability - ending balance	$164,981	$163,671
Royalty issuance costs, unamortized - beginning balance	$(2,604)	$(3,128)
Amortization of issuance costs	131	524
Royalty issuance costs, unamortized - ending balance	$(2,473)	$(2,604)
Royalty Financing Agreement	$162,508	$161,067

The Revenue Interest Payments payable in connection with the Royalty Financing Agreement were $3.7 million and $4.2 million as of March 31, 2025 and December 31, 2024, respectively, which were recorded within accounts payable and accrued expenses on the consolidated balance sheet. Non-cash interest expense is recorded within interest expense in the consolidated statements of comprehensive loss.
12. Shareholders' Equity
Common Stock—As of March 31, 2025, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 181,900,074 shares of common stock issued and outstanding. In addition, as of March 31, 2025, the Company had reserved 21,227,364 shares of common stock for issuance upon the exercise of outstanding stock options, 3,646,828 shares of common stock for issuance upon the vesting of RSUs, and 8,870 shares for issuance upon the vesting of PSUs. The Company has also reserved 17,689,767 shares of common stock in the aggregate for issuance upon conversion of the remaining 2028 Convertible Notes, subject to adjustment in accordance with the indenture governing such notes. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions. The shares of the Company’s common stock reserved in connection with the Motus acquisition were partly issued as acquisition consideration at closing and on the first, second and third anniversaries of the closing date of the acquisition, and will also be issued upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions.
Of the 9,406,112 shares reserved, the Company issued a total of 3,420,149 shares of the Company's common stock in connection with the Business Acquisition (see Note 16 - Acquisitions), after certain closing-related deductions, and the subsequent anniversary share issuances.
From the third quarter of 2024 through the first quarter of 2025, in connection with the conversions of 2028 Convertible Notes, the Company issued 2,514 shares of the Company's common stock.
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
In the first quarter of 2024, the Company entered into a sales agreement with Leerink Partners LLC (Leerink Partners) to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $500.0 million, from time to time, through an “at the market” equity offering program (the ATM program), under which Leerink Partners acted as sales agent. During the year ended December 31, 2024, the Company issued and sold an aggregate of 5,022,295 shares of common stock through the ATM program at a weighted-average public offering price of $75.64 per share and received net proceeds of $371.3 million. In November 2024, the Company terminated the sales agreement.
Preferred Stock—As of March 31, 2025, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated Amended and Restated 2019 Incentive Plan (the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders on May 13, 2023. The 2019 Incentive Plan replaced the Insmed Incorporated 2019 Incentive Plan, as amended, pursuant to which the Company was authorized to grant incentive awards up to an aggregate of 13,750,000 shares. At the Company’s 2023 Annual Meeting of Shareholders, in connection with approval of the 2019 Incentive Plan, the Company's shareholders approved the issuance of an additional 10,500,000 shares under the 2019 Incentive Plan. At the Company's 2024 Annual Meeting of Shareholders, the Company's shareholders approved Amendment No. 1 to the 2019 Incentive Plan, which provides for the issuance of an additional 3,000,000 shares under the plan. The Company has submitted a proposal to its shareholders to approve an amendment to the 2019 Incentive Plan at the 2025 Annual Meeting of Shareholders (Amendment No .2). Amendment No. 2, if approved, will provide for the issuance of an additional 10,000,000 shares under the 2019 Incentive Plan. As of March 31, 2025, 3,387,045 shares remain available for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on April 3, 2029 unless it is extended or terminated earlier pursuant to its terms.
In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. The Company granted inducement stock options covering 222,750 shares of the Company's common stock to new employees during the three months ended March 31, 2025. In February 2025, the Company adopted the Insmed Incorporated 2025 Inducement Plan, under which the Company is authorized to grant a variety of inducement awards, including stock options and RSUs, up to an aggregate of 1,000,000 shares, as an inducement to become an employee of the Company or any of its subsidiaries, none of which have been granted as of March 31, 2025.
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
Stock Options—As of March 31, 2025, there was $167.6 million of unrecognized compensation expense related to unvested stock options. As of March 31, 2025, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria.
Restricted Stock Units—As of March 31, 2025, there was $99.9 million of unrecognized compensation expense related to unvested RSU awards.
Performance Stock Units—As of March 31, 2025, there were 8,870 unvested PSUs outstanding. The PSUs were subject to two performance conditions based on brensocatib milestones, both of which had been achieved as of March 31, 2025, and a service condition, 3 years of continued employment. The Company achieved the first performance condition by issuing a press release announcing certain topline results from the ASPEN trial by June 30, 2024. The Company achieved the second performance condition in February 2025 upon the FDA's notification that the new drug application (NDA) had been accepted for brensocatib. During the second quarter of 2024, the Company's total shareholder return was compared to the Company's Peer Group and the payout of the awards was determined to be 250% of the target. During the three months ended March 31, 2025, 651,596 shares were issued upon vesting of the PSUs and $10.3 million of stock-based compensation expense was recognized. As of March 31, 2025, the service condition has not been satisfied for the 8,870 unvested PSUs outstanding.
The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options, RSUs, PSUs and the ESPP during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$17,380	$10,335
Selling, general and administrative expenses	21,882	11,115
Total stock-based compensation expense	$39,262	$21,450
14. Income Taxes
The Company recorded a provision for income taxes of $0.9 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. The provisions recorded for the three months ended March 31, 2025 and 2024 are primarily a result of certain of the Company's international subsidiaries, which had taxable income during the periods.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Income Taxes (Continued)
Additionally, the Company is impacted by certain state taxes which effectively impose income tax on modified gross revenues. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.
The Company is subject to US federal, state and international income taxes and the statute of limitations for tax audit is open for the Company’s federal tax returns for the years ended 2021 and later, generally open for certain states for the years 2020 and later, and generally open for international jurisdictions for the years 2019 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of March 31, 2025 and December 31, 2024, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of March 31, 2025 and December 31, 2024 or the consolidated statements of comprehensive loss for the three months ended March 31, 2025 and 2024. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.
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
15. Commitments and Contingencies
Rent expense charged to operations was $3.5 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively.
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
16. Acquisitions
Business Combination
On August 4, 2021, the Company acquired all of the equity interests of Motus and AlgaeneX, each a privately held, pre-clinical stage company. In connection with the closing of the Company’s acquisition of Motus, the Company issued an aggregate of 2,889,367 shares of the Company’s common stock, following certain closing-related reductions, to Motus’s former stockholders and option holders and certain individuals who are entitled to receive a portion of the acquisition consideration (collectively, Motus equityholders), subject to certain adjustments. The Company was obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date. During August 2022, August 2023 and August 2024, the Company fulfilled the payments due on the first, second and third anniversaries of the closing date by issuing 171,427 shares, 177,203 shares and 182,182 shares of the Company's common stock, respectively, after certain reductions. The Company is obligated to issue to the Motus equityholders up to 5,348,572 shares in the aggregate upon the achievement of certain development and regulatory milestone events, and to pay to the Motus equityholders an aggregate of $35 million upon the achievement of certain net sales-based milestones and a portion of the value of a priority review voucher (to the extent issued to the Company), in each case, subject to certain reductions.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Segment Reporting (Continued)
Segment loss, including significant segment expenses, for the three month periods ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Product revenues, net	$92,823	$75,500
Less:
Cost of product revenues (excluding amortization of intangible assets)	21,278	17,457
ARIKAYCE external R&D expenses	12,121	13,926
Brensocatib external R&D expenses	20,661	19,518
TPIP external R&D expenses	9,153	13,782
Other external R&D expenses	28,083	13,275
R&D compensation and benefit-related expenses	53,558	41,460
SG&A compensation and benefit-related expenses	54,836	32,585
Other segment items(a)	119,695	76,789
Depreciation	1,883	1,588
Amortization of intangible assets	1,263	1,263
Change in fair value of deferred and contingent consideration liabilities	18,300	(11,900)
Investment income	(13,906)	(8,783)
Interest expense	21,569	21,042
Provision for income taxes	912	589
Segment net loss	$(256,583)	$(157,091)

(a) Other segment items include stock-based compensation, professional fees, and facility-related expenses.
18. Subsequent Events
Redemption and Conversions of 2028 Convertible Notes
On April 1, 2025, the 2028 Convertible Notes became convertible, through the end of the second quarter of 2025, consistent with convertibility described in more detail in Note 10 - Debt - Conversions of 2028 Convertible Notes.
On April 24, 2025, the Company issued a redemption notice for the 2028 Convertible Notes with a redemption date of June 6, 2025 (the Redemption Date). All then outstanding 2028 Convertible Notes will be redeemed at a redemption price equal to 100% of the principal amount of the 2028 Convertible Notes, plus accrued and unpaid interest on the 2028 Convertible Notes to, but excluding, the Redemption Date (the Redemption Price). For each $1,000 principal amount of 2028 Convertible Notes, the Redemption Price will be equal to approximately $1,001.10. The Company has elected to settle any conversions of the 2028 Convertible Notes that occur on or before the second business day prior to the Redemption Date in shares of common stock.
From April 1, 2025 to May 6, 2025, holders of $5.8 million aggregate principal amount of the outstanding 2028 Convertible Notes elected to convert their notes into shares of the Company's common stock. These conversions resulted in the issuance of an aggregate of 179,037 shares of the Company’s common stock. Unless earlier converted, on the Redemption Date, the remaining $569.1 million aggregate principal amount of 2028 Convertible Notes outstanding will be redeemed by the Company at the Redemption Price.

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
•the risks and uncertainties associated with, and the perceived benefits of, our senior secured loan with certain funds managed by Pharmakon and our royalty financing with OrbiMed, including our ability to maintain compliance with the covenants in the agreements for the senior secured loan and royalty financing and the impact of the restrictions on our operations under these agreements;
•our inability to create or maintain an effective direct sales and marketing infrastructure or to partner with third parties that offer such an infrastructure for distribution of ARIKAYCE or any of our product candidates that are approved in the future;
•failure to successfully conduct future clinical trials for ARIKAYCE, brensocatib, TPIP, or our other product candidates and our potential inability to enroll or retain sufficient patients to conduct and complete the trials or generate data necessary for regulatory approval of our product candidates or to permit the use of ARIKAYCE in the broader population of patients with MAC lung disease, among other things;
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
•risk that interim, topline or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or may be interpreted differently if additional data are disclosed, or that blinded data will not be predictive of unblinded data;
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
We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statement is based on information current as of the date of this Quarterly Report on Form 10-Q and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Prior to 2019, we had not generated significant revenue and, through March 31, 2025, we had an accumulated deficit of $4.6 billion. We have financed our operations primarily through the public offerings of our equity securities, debt financings and revenue interest financings. Although it is difficult to predict our future funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and marketable securities as of March 31, 2025 will enable us to fund our operations for at least the next 12 months.
Our ability to reduce our operating loss and begin to generate positive cash flow from operations depends on the continued success in commercializing ARIKAYCE and achieving positive results from the ARIKAYCE confirmatory clinical trial program in order to obtain full approval of ARIKAYCE in the US and potentially reach more patients. Our continued success also depends on commercializing brensocatib, if approved, as well as bringing additional clinical stage products to market, such as TPIP and INS1201, and advancement of our pre-clinical research programs. We expect to continue to incur substantial expenses related to our research and development activities as we continue the ARIKAYCE confirmatory clinical program, conduct studies to explore the potential of brensocatib in additional neutrophil-mediated diseases, including CRSsNP and HS, conduct trials of TPIP in PAH and PH-ILD, and fund development of our pre-clinical research programs. We also expect to continue to incur significant costs related to the commercialization of ARIKAYCE and our commercial readiness activities, and if approved, commercial activities in preparation for a launch of brensocatib for patients with bronchiectasis. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of ARIKAYCE; the scope and progress of our research and development efforts; and the timing of certain expenses. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such products and whether or when we may become profitable.
The information below summarizes our updates and anticipated near-term milestones for ARIKAYCE and our product candidates.
ARIKAYCE
•Following the announcement of positive topline results from the ARISE trial, in June 2024, we met and aligned with the FDA on the primary endpoint for the ENCORE trial. If the data are positive, ENCORE may support a label expansion to include all MAC lung disease as well as support full approval for the current refractory indication.
•We completed enrollment in the ENCORE trial with 425 patients in the fourth quarter of 2024.
•We anticipate reporting topline data from the ENCORE trial in the first half of 2026, with the submission of a US supplementary new drug application for ARIKAYCE in all patients with MAC lung disease projected for the second half of 2026.
Brensocatib
•We announced positive topline results from the ASPEN trial in May 2024. The study met its primary endpoint, with both dosage strengths of brensocatib demonstrating statistically significant reductions in the annualized rate of adjudicated pulmonary exacerbations (PEs) versus placebo.

•Our NDA for brensocatib in patients with bronchiectasis was accepted and granted priority review by the FDA in February 2025. Under the Prescription Drug User Fee Act (PDUFA), the FDA set a target action date of August 12, 2025. We are advancing commercial readiness activities in preparation for a launch of brensocatib for patients with bronchiectasis and, if approved, we anticipate a US launch in the third quarter of 2025.
•Regulatory submissions for brensocatib in Europe and the UK have been accepted, with submission in Japan planned for 2025. Insmed anticipates commercial launches for each territory in 2026, pending approval.
•We completed enrollment in and anticipate reporting topline data from the Phase 2b study of brensocatib in patients with CRSsNP, which we refer to as the BiRCh trial, by the end of 2025.
•We initiated a Phase 2b study of brensocatib in patients with HS, which we refer to as the CEDAR trial, in December 2024.
TPIP
•In May 2024, we reported topline safety data and certain exploratory efficacy endpoints from the Phase 2a study of TPIP in patients with PH-ILD. We anticipate initiating a Phase 3 study of TPIP in patients with PH-ILD in the second half of 2025.
•The Phase 2b study of TPIP in patients with PAH has been completed. We anticipate topline results for this study in June 2025.
Gene Therapy
•In the fourth quarter of 2024, we received clearance from the FDA for our investigational new drug (IND) application for INS1201, an intrathecally delivered gene therapy for patients with DMD. We anticipate dosing our first patient in the Phase 1 ASCEND trial in the second quarter of 2025.
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
As a condition of accelerated approval, we must conduct a post-marketing confirmatory clinical trial. In December 2020, we commenced the post-marketing confirmatory clinical trial program for ARIKAYCE in patients with MAC lung disease consisting of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed or recurrent MAC lung infection who have not started antibiotics using the PRO tool validated in the ARISE trial. In September 2023, we announced positive topline results from the ARISE trial. The study met its primary objective of demonstrating that the QOL-B respiratory domain works effectively as a PRO tool in patients with MAC lung disease. In June 2024, we met and aligned with the FDA on the primary endpoint for the ENCORE study. If the data are positive, ENCORE may support a label expansion to include all MAC lung disease as well as support full approval for the current refractory indication. Based on feedback and in alignment with the FDA, we have determined that the primary endpoint for the ENCORE study will include eight questions from the QOL-B respiratory domain PRO. We completed enrollment of the ENCORE study in the fourth quarter of 2024, with 425 patients enrolled. We anticipate reporting topline data in the first half of 2026.
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
Patients in ARISE (N=99) were randomized 1:1 to treatment with ARIKAYCE plus macrolide-based background regimen (ARIKAYCE arm) or placebo plus macrolide-based background regimen (comparator arm) once daily for six months, followed by one month off treatment. ARIKAYCE-treated patients performed better than those in the comparator arm as measured by the QOL-B instrument, with 43.8% of patients achieving an improvement in QOL-B respiratory score above the estimated meaningful within-subject score difference of 14.8, compared with 33.3% of patients in the comparator arm. While the study was not powered to show a statistically significant difference between treatment arms, a strong trend toward significance was observed for improvement from baseline at Month 7 (12.24 vs. 7.76, p=0.1073). Patients in the ARIKAYCE arm also achieved nominally statistically significantly higher culture conversion rates at Month 7 versus patients in the comparator arm (78.8% vs. 47.1%, p=0.0010), and culture conversion was faster and more likely to persist through Month 7 for the ARIKAYCE arm, suggesting that ARIKAYCE-treated patients are more likely to remain negative.
Consistent with our expectations, the FDA and the Pharmaceuticals and Medical Devices Agency in Japan confirmed that it would not consider a label expansion for ARIKAYCE based on data from the ARISE study alone.
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
The ENCORE trial is a randomized, double-blind, placebo-controlled Phase 3b study to evaluate the efficacy and safety of an ARIKAYCE-based regimen in patients with newly diagnosed or recurrent MAC infection who have not started antibiotics. Patients are randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for 12 months. Patients will then discontinue all study treatments and remain in the trial for three months for the assessment of durability of culture conversion. The primary endpoint is change from baseline to Month 13 in respiratory symptom score. The key secondary endpoint is the proportion of subjects achieving durable culture conversion at Month 15. In June 2024, we met and aligned with the FDA on the primary endpoint for the ENCORE study. If the data are positive, ENCORE may support a label expansion to include all MAC lung disease as well as support full approval for the current refractory indication. Based on feedback and in alignment with the FDA, we have determined that the primary endpoint for the ENCORE study will include eight questions from the QOL-B respiratory domain PRO. We completed enrollment of the ENCORE study in the fourth quarter of 2024, with 425 patients enrolled. We anticipate reporting topline data in the first half of 2026.
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
WILLOW Efficacy, Safety and Tolerability Data
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
ASPEN Safety and Efficacy Data
We announced positive topline results from the ASPEN trial in May 2024. Results from the ASPEN trial were published in the New England Journal of Medicine in April 2025. The primary efficacy analysis included data from 1,680 adult patients and 41 adolescent patients. Brensocatib was well-tolerated in the study. In addition, the study met its primary endpoint, with both dosage strengths of brensocatib demonstrating statistically significant reductions in the annualized rate of adjudicated PEs versus placebo. The study also met several of its prespecified secondary endpoints with statistical significance. In February 2025, the FDA accepted our NDA, with priority review granted, for brensocatib in patients with bronchiectasis. The FDA indicated that it does not plan to hold an advisory committee meeting to discuss the NDA.

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
We are conducting further studies to explore the potential of brensocatib in additional neutrophil-mediated diseases, including CRSsNP and HS. CRSsNP currently has one approved pharmacological therapy (corticosteriod nasal spray); however, many patients do not respond to corticosteroids or endoscopic sinus surgery. The Phase 2b BiRCh trial of brensocatib in patients with CRSsNP is underway, with enrollment of 288 patients completed. We anticipate reporting topline data from the BiRCh trial by the end of 2025. In the fourth quarter of 2024, we initiated a Phase 2b study of brensocatib in patients with HS.
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

We also have an ongoing Phase 2b study designed to investigate the effect of TPIP in patients with PAH. Enrollment in the Phase 2b study of TPIP in PAH completed in the fourth quarter of 2024 and we anticipate topline results in June 2025.
Gene Therapy
In the fourth quarter of 2024, we received clearance from the FDA for our IND application for INS1201, a microdystrophin adeno-associated virus gene replacement therapy for patients with DMD. Administered intrathecally, this approach has the potential to target both skeletal and cardiac muscles at lower doses than intravenous DMD gene therapies. We anticipate dosing our first patient in the Phase 1 ASCEND trial in the second quarter of 2025.
Pre-Clinical Development
Our early-stage research efforts are comprised of our pre-clinical programs, advanced through internal research and development and augmented through business development activities. In March 2021, we acquired a proprietary protein deimmunization platform, called Deimmunized by Design, focused on the reengineering of therapeutic proteins to evade immune recognition and reaction. In August 2021, we acquired Motus and AlgaeneX, pre-clinical stage companies engaged in the research, development and manufacturing of gene therapies for rare genetic disorders. In January 2023, we acquired Vertuis Bio, Inc., a privately held, pre-clinical stage company engaged in the research and development of gene therapies for rare genetic disorders. In June 2023, we acquired Adrestia Therapeutics Ltd., a privately held, pre-clinical stage company using precision genetic models to search for therapeutic targets, precision diagnostics, novel drug compounds and new applications for existing drugs.
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
Research and Development Expenses
R&D expenses consist of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions, including medical affairs and program management. R&D expenses also includes other internal operating expenses, the cost of manufacturing product candidates, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting pre-clinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as brensocatib, and may include the cost of asset acquisitions. Our R&D expenses related to manufacturing our product candidates and medical devices for clinical study are primarily related to activities at CMOs that manufacture brensocatib, TPIP and early-stage research activities. Our R&D expenses related to clinical trials are primarily related to activities at contract research organizations (CROs) that conduct and manage clinical trials on our behalf. These contracts with CROs set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts with CROs primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Deposits for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed.

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
Change in Fair Value of Deferred and Contingent Consideration Liabilities
In connection with the Business Acquisition, we recorded deferred and contingent consideration liabilities related to potential future milestone payments. Adjustments to the fair value are due to changes in the probability of achieving milestones, our stock price, or certain other estimated assumptions. The change in fair value of deferred and contingent consideration liabilities is calculated quarterly with gains and losses recorded in the consolidated statements of comprehensive loss. Our deferred consideration liabilities were fully settled in the third quarter of 2024. Subsequent to the settlement of deferred consideration, only contingent consideration liabilities exist.
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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2025 and 2024
Overview - Operating Results
Our operating results for the three months ended March 31, 2025, included the following:
•Product revenues, net, increased $17.3 million, or 22.9%, as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $3.8 million, or 21.9%, as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales discussed above;
•R&D expenses increased $31.5 million, or 26.0%, as compared to the same period in the prior year primarily as a result of increases in compensation and benefit-related expenses and stock-based compensation costs;
•SG&A expenses increased $54.4 million, or 58.5%, as compared to the same period in the prior year primarily as a result of increases in compensation and benefit-related expenses and stock-based compensation costs;
•Amortization of intangible assets of $1.3 million was consistent with the same period in the prior year;
•Change in fair value of deferred and contingent consideration liabilities increased $30.2 million, primarily as a result of the increase in our share price;
•Investment income increased $5.1 million, or 58.3%, as compared to the same period in the prior year primarily as a result of the increase in our average cash and cash equivalents and marketable securities balances; and
•Interest expense increased $0.5 million, or 2.5%, as compared to the same period in the prior year primarily as a result of the interest related to the Swap Contract in 2024.

Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2025	2024	$	%
US	$64,275	$56,349	$7,926	14.1%
Japan	22,083	14,891	7,192	48.3%
Europe and rest of world	6,465	4,260	2,205	51.8%
Total product revenues, net	$92,823	$75,500	$17,323	22.9%
Product revenues, net, for the three months ended March 31, 2025 were $92.8 million as compared to $75.5 million for the same period in 2024, an increase of $17.3 million, or 22.9%. This increase was a result of the growth in sales of ARIKAYCE in the US, Japan, and Europe and the rest of the world.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the three months ended March 31, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2025	2024	$	%
Cost of product revenues (excluding amortization of intangible assets)	$21,278	$17,457	$3,821	21.9%
Cost of product revenues, as % of revenues	22.9%	23.1%
Cost of product revenues (excluding amortization of intangible assets) were $21.3 million for the three months ended March 31, 2025 as compared to $17.5 million for the same period in 2024, an increase of $3.8 million, or 21.9%. This increase was primarily attributable to the increase in total product revenues discussed above.
R&D Expenses
R&D expenses for the three months ended March 31, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2025	2024	$	%
External Expenses
Clinical development and research	$40,537	$41,069	$(532)	(1.3)%
Manufacturing	21,809	14,076	7,733	54.9%
Regulatory, quality assurance, and medical affairs	7,672	5,356	2,316	43.2%
Subtotal—external expenses	$70,018	$60,501	$9,517	15.7%
Internal Expenses
Compensation and benefit-related expenses	$53,558	$41,460	$12,098	29.2%
Stock-based compensation	17,380	10,335	7,045	68.2%
Other internal operating expenses	11,621	8,787	2,834	32.3%
Subtotal—internal expenses	$82,559	$60,582	$21,977	36.3%
Total R&D expenses	$152,577	$121,083	$31,494	26.0%
R&D expenses were $152.6 million for the three months ended March 31, 2025 as compared to $121.1 million for the same period in 2024, an increase of $31.5 million, or 26.0%. This increase was primarily due to a $19.1 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount and a $7.7 million increase in manufacturing expenses.

External R&D expenses by product for the three months ended March 31, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2025	2024	$	%
ARIKAYCE external R&D expenses	$12,121	$13,926	$(1,805)	(13.0)%
Brensocatib external R&D expenses	20,661	19,518	1,143	5.9%
TPIP external R&D expenses	9,153	13,782	(4,629)	(33.6)%
Other external R&D expenses	28,083	13,275	14,808	111.5%
Total external R&D expenses	$70,018	$60,501	$9,517	15.7%
We expect R&D expenses to increase in 2025 relative to 2024 primarily due to our clinical trial activities, manufacturing costs and related spend including our confirmatory clinical trial of ARIKAYCE in a treatment setting for patients with MAC lung disease, our TPIP and brensocatib clinical trials, and other research efforts for our product candidates.
SG&A Expenses
SG&A expenses for the three months ended March 31, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2025	2024	$	%
Compensation and benefit-related expenses	$54,836	$32,585	$22,251	68.3%
Stock-based compensation	21,882	11,115	10,767	96.9%
Professional fees and other external expenses	50,561	34,670	15,891	45.8%
Facility related and other internal expenses	20,266	14,732	5,534	37.6%
Total SG&A expenses	$147,545	$93,102	$54,443	58.5%
SG&A expenses were $147.5 million for the three months ended March 31, 2025 as compared to $93.1 million for the same period in 2024, an increase of $54.4 million, or 58.5%. This increase was primarily due to a $33.0 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount and a $15.9 million increase in professional fees and other external expenses, both driven by commercial readiness activities for brensocatib. We expect SG&A expenses to increase in 2025 relative to 2024 due, in part, to commercial readiness activities, and commercial activities for brensocatib, if approved.
Amortization of Intangible Assets
Amortization of intangible assets for both the three months ended March 31, 2025 and 2024 was $1.3 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration for the three months ended March 31, 2025 was $18.3 million and was primarily due to the increase in our share price. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the businesses we acquired.
Investment Income
Investment income was $13.9 million for the three months ended March 31, 2025 as compared to $8.8 million for the same period in 2024, an increase of $5.1 million, or 58.3%. This increase was primarily due to an increase in our average cash and cash equivalents and marketable securities balances in 2025 relative to 2024.
Interest Expense
Interest expense for the three months ended March 31, 2025 was $21.6 million as compared to $21.0 million for the same period in 2024, an increase of $0.5 million, or 2.5%. This increase was primarily due to interest related to the Swap Contract in 2024. See Note 10 - Debt and Note 11 - Royalty Financing Agreement in this Quarterly Report on Form 10-Q for further details.
Change in Fair Value of Interest Rate Swap
Prior to settlement and termination of the Swap Contract in October 2024, the change in fair value of interest rate swap was due to changes in interest rates during 2024 relative to the interest rate of the Swap Contract as of March 31, 2024.

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
In the first quarter of 2024, we entered into a sales agreement with Leerink Partners, to sell shares of our common stock, with aggregate gross sales proceeds of up to $500.0 million, from time to time, through an ATM program, under which Leerink Partners acted as sales agent. During the year ended December 31, 2024, we issued and sold an aggregate of 5,022,295 shares of common stock through the ATM program at a weighted-average public offering price of $75.64 per share and received net proceeds of $371.3 million. In November 2024, we terminated the sales agreement.
We may need to raise additional capital to fund our operations, the continued commercialization of ARIKAYCE, launch readiness activities for the potential launch of brensocatib for the treatment of patients with bronchiectasis, if approved, clinical trials for brensocatib, TPIP, and our future product candidates, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. While we believe we currently have sufficient funds to meet our financial needs for at least the next 12 months, we may opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be expenses related to our commercialization efforts for ARIKAYCE and if approved, brensocatib, development costs for our clinical-stage assets, and, to a lesser extent, our pre-clinical research programs.
Cash Flows
As of March 31, 2025, we had cash and cash equivalents of $403.2 million, as compared to $555.0 million as of December 31, 2024. In addition, as of March 31, 2025, we had marketable securities of $796.2 million, as compared to $878.8 million as of December 31, 2024. The decrease of $151.8 million in cash and cash equivalents and decrease of $82.6 million in marketable securities was primarily due to our cash used in operating activities. Our working capital was $1.2 billion as of March 31, 2025, as compared with $1.3 billion as of December 31, 2024.
Net cash used in operating activities was $262.1 million and $184.0 million for the three months ended March 31, 2025 and 2024, respectively. The net cash used in operating activities during the three months ended March 31, 2025 and 2024 was primarily for the commercial, clinical, and manufacturing activities related to ARIKAYCE, commercial readiness activities for brensocatib, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The increase in cash used in operating activities for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to the increase in net loss, excluding the adjustments to reconcile net loss to net cash used in operating activities.
Net cash provided by investing activities was $80.4 million and $295.3 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, net cash provided by investing activities consisted primarily of maturities of marketable securities, mostly offset by purchases of marketable securities. Net cash provided by investing activities during the three months ended March 31, 2024, primarily consisted of maturities of marketable securities.
Net cash provided by financing activities was $29.0 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively. The increase in cash provided by financing activities for the three months ended March 31, 2025 as compared to the same period in 2024 is due to the proceeds from stock options and our ESPP.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations during the three months ended March 31, 2025 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. For the required interim disclosure updates related to our accounting policies and estimates, see Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.
ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2025, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government. As of March 31, 2025, we had $796.2 million in marketable securities.
As of March 31, 2025, we had $574.9 million of 2028 Convertible Notes outstanding. Our 2028 Convertible Notes bear interest at a coupon rate of 0.75%. In addition, as of March 31, 2025, we had the $500.0 million Term Loans and a $150.0 million Royalty Financing Agreement outstanding. The Term Loans accrue interest quarterly at a fixed rate of 9.6% per annum. The Royalty Financing Agreement requires a Revenue Interest Payment of 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% thereafter as well as 0.75% of brensocatib global net sales, if approved. If a 10% change in interest rates had occurred on March 31, 2025, it would not have had a material effect on the fair value of our debt as of that date, nor would it have a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the three months ended March 31, 2025 and 2024, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 4.                                                CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
Our business is subject to substantial risks and uncertainties. You should carefully consider the information contained in this Quarterly Report on Form 10-Q and the risk factors and other information contained in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 20, 2025. Any of the risks and uncertainties described herein and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Form 10-Q (please read "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q).
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
For the three months ended March 31, 2025, holders of five thousand dollars of aggregate principal amount of 2028 Convertible Notes elected to convert their notes, resulting in an issuance of an aggregate of 152 shares of the Company’s common stock. The shares of the Company’s common stock issued to the holders of the 2028 Convertible Notes were issued pursuant to Section 3(a)(9) of the Securities Act. The Company did not receive any proceeds from the issuance of common stock to the holders of the 2028 Convertible Notes.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities adopted, modified or terminated by our executive officers and directors during the first quarter of 2025, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a Trading Plan).

Name and Title	Date of Adoption of Trading Plan	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan	Date Plan Terminated
Alfred Altomari Director	02/24/2025	05/26/2025	09/30/2025	25,000	N/A
S. Nicole Schaeffer Chief People Strategy Officer	02/26/2025	05/28/2025	10/31/2025	99,172	N/A
Michael Smith Chief Legal Officer	02/27/2025	05/30/2025	12/31/2025	109,462	N/A
Martina Flammer Chief Medical Officer	02/27/2025	09/02/2025	08/31/2026	399,391	N/A
David W.J. McGirr Director	03/04/2025	06/03/2025	08/01/2025	6,250	N/A
Roger Adsett Chief Operating Officer	03/04/2025	06/16/2025	07/15/2025	21,953	N/A
Sara Bonstein Chief Financial Officer	03/05/2025	06/09/2025	12/31/2025	243,778	N/A

(1) A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.

ITEM 6.    EXHIBITS
Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (effective as of May 11, 2023) (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on May 11, 2023).

10.1**	Insmed Incorporated 2025 Inducement Plan (incorporated by reference from Exhibit 4.1 to Insmed Incorporated’s Registration Statement on Form S-8 filed on February 20, 2025).

10.2**	Form of Award Agreement for Restricted Stock Units pursuant to the Insmed Incorporated 2025 Inducement Plan (filed herewith).

10.3**	Form of Award Agreement for Restricted Stock Units to non-US employees pursuant to the Insmed Incorporated 2025 Inducement Plan (filed herewith).

10.4**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2025 Inducement Plan (filed herewith).

10.5**	Form of Award Agreement for Non-Qualified Stock Options issued to non-US employees pursuant to the Insmed Incorporated 2025 Inducement Plan (filed herewith).

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2025 and 2024, (iii) Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL and contained in Exhibit 101.

**	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: May 8, 2025	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)