Form 10-Q
period 2025-06-30
INSMED Inc
filed 2025-08-07
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, there were 211,374,786 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

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

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,284,324	$555,030
Marketable securities	572,441	878,796
Accounts receivable	55,033	52,012
Inventory	107,605	98,578
Prepaid expenses and other current assets	62,177	37,245
Total current assets	2,081,580	1,621,661
Fixed assets, net	89,995	80,052
Finance lease right-of-use assets	16,917	18,273
Operating lease right-of-use assets	10,315	17,257
Intangibles, net	56,126	58,652
Goodwill	136,110	136,110
Other assets	88,814	93,226
Total assets	$2,479,857	$2,025,231
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$305,019	$285,209
Finance lease liabilities	3,149	2,961
Operating lease liabilities	3,513	9,358
Total current liabilities	311,681	297,528
Debt, long-term	538,508	1,103,382
Royalty financing agreement	163,534	161,067
Contingent consideration	180,500	144,200
Finance lease liabilities, long-term	22,439	24,064
Operating lease liabilities, long-term	7,899	9,112
Other long-term liabilities	5,561	499
Total liabilities	1,230,122	1,739,852
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 211,110,658 and 179,382,635 issued and outstanding shares at June 30, 2025 and December 31, 2024, respectively	2,111	1,794
Additional paid-in capital	6,184,078	4,645,791
Accumulated deficit	(4,938,186)	(4,359,917)
Accumulated other comprehensive gain (loss)	1,732	(2,289)
Total shareholders’ equity	1,249,735	285,379
Total liabilities and shareholders’ equity	$2,479,857	$2,025,231
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Product revenues, net	$107,415	$90,340	$200,238	$165,840

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	28,075	20,964	49,353	38,421
Research and development	177,190	146,748	329,767	267,831
Selling, general and administrative	154,763	106,569	302,308	199,671
Amortization of intangible assets	1,263	1,263	2,526	2,526
Change in fair value of deferred and contingent consideration liabilities	59,000	103,700	77,300	91,800
Total operating expenses	420,291	379,244	761,254	600,249

Operating loss	(312,876)	(288,904)	(561,016)	(434,409)

Investment income	13,225	10,285	27,131	19,068
Interest expense	(21,245)	(21,267)	(42,814)	(42,309)
Change in fair value of interest rate swap	—	384	—	2,746
Other income (expense), net	453	(269)	585	(1,369)
Loss before income taxes	(320,443)	(299,771)	(576,114)	(456,273)

Provision for income taxes	1,243	838	2,155	1,427

Net loss	$(321,686)	$(300,609)	$(578,269)	$(457,700)

Basic and diluted net loss per share	$(1.70)	$(1.94)	$(3.12)	$(3.02)

Weighted average basic and diluted common shares outstanding	189,302	154,702	185,104	151,579

Net loss	$(321,686)	$(300,609)	$(578,269)	$(457,700)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	2,656	(1,194)	4,484	(2,049)
Unrealized loss on marketable securities	(22)	—	(463)	(36)
Total comprehensive loss	$(319,052)	$(301,803)	$(574,248)	$(459,785)

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (Deficit) (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at March 31, 2024	148,561	$1,486	$3,138,578	$(3,603,236)	$(1,636)	$(464,808)
Comprehensive loss:
Net loss				(300,609)		(300,609)
Other comprehensive loss					(1,194)	(1,194)
Exercise of stock options and ESPP share issuance	3,062	31	68,540			68,571
Net proceeds from issuance of common stock	14,515	145	713,422			713,567
Issuance of common stock for vesting of RSUs	529	5				5
Stock-based compensation expense			23,286			23,286
Balance at June 30, 2024	166,667	$1,667	$3,943,826	$(3,903,845)	$(2,830)	$38,818

Balance at March 31, 2025	181,900	$1,819	$4,714,742	$(4,616,500)	$(902)	$99,159
Comprehensive loss:
Net loss				(321,686)		(321,686)
Other comprehensive income					2,634	2,634
Exercise of stock options and ESPP share issuance	1,596	16	36,955			36,971
Issuance of common stock upon conversion of convertible notes	17,923	179	565,957			566,136
Net proceeds from issuance of common stock	8,984	90	823,448			823,538
Issuance of common stock for vesting of RSUs	708	7				7
Stock-based compensation expense			42,976			42,976
Balance at June 30, 2025	211,111	$2,111	$6,184,078	$(4,938,186)	$1,732	$1,249,735

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (Deficit) (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2023	147,978	$1,480	$3,113,487	$(3,446,145)	$(745)	$(331,923)
Comprehensive loss:
Net loss				(457,700)		(457,700)
Other comprehensive loss					(2,085)	(2,085)
Exercise of stock options and ESPP share issuance	3,279	33	72,590			72,623
Net proceeds from issuance of common stock	14,515	145	713,013			713,158
Issuance of common stock for vesting of RSUs	895	9				9
Stock-based compensation expense			44,736			44,736
Balance at June 30, 2024	166,667	$1,667	$3,943,826	$(3,903,845)	$(2,830)	$38,818

Balance at December 31, 2024	179,383	$1,794	$4,645,791	$(4,359,917)	$(2,289)	$285,379
Comprehensive loss:
Net loss				(578,269)		(578,269)
Other comprehensive income					4,021	4,021
Exercise of stock options and ESPP share issuance	3,007	30	66,639			66,669
Issuance of common stock upon conversion of convertible notes	17,923	179	565,962			566,141
Net proceeds from issuance of common stock	8,984	90	823,448			823,538
Issuance of common stock for vesting of RSUs	1,162	12				12
Issuance of common stock for vesting of PSUs	652	6				6
Stock-based compensation expense			82,238			82,238
Balance at June 30, 2025	211,111	$2,111	$6,184,078	$(4,938,186)	$1,732	$1,249,735
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(578,269)	$(457,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,367	3,024
Amortization of intangible assets	2,526	2,526
Stock-based compensation expense	82,238	44,736
Amortization of debt issuance costs	3,498	3,651
Paid-in-kind interest capitalized	—	12,571
Royalty financing non-cash interest expense	10,215	9,715
Accretion of discount on marketable securities, net	(15,910)	(1,963)
Finance lease amortization expense	1,356	1,356
Non-cash operating lease expense	1,574	1,611
Change in fair value of deferred and contingent consideration liabilities	77,300	91,800
Change in fair value of interest rate swap	—	(2,746)
Changes in operating assets and liabilities:
Accounts receivable	(781)	(1,080)
Inventory	(5,997)	(8,353)
Prepaid expenses and other current assets	(23,475)	(17,823)
Other assets	12,515	15,699
Accounts payable and accrued liabilities	(35,832)	2,737
Other liabilities	(2,982)	(6,748)
Net cash used in operating activities	(467,657)	(306,987)
Investing activities
Purchase of fixed assets	(13,554)	(11,462)
Purchase of marketable securities	(907,199)	—
Maturities of marketable securities	1,229,000	300,000
Net cash provided by investing activities	308,247	288,538
Financing activities
Proceeds from exercise of stock options and ESPP	66,669	72,623
Proceeds from issuance of common stock, net	823,538	713,158
Payments of principal of 0.75% convertible senior notes due 2028	(1,965)	—
Payments of finance lease principal	(1,438)	(1,266)
Net cash provided by financing activities	886,804	784,515
Effect of exchange rates on cash and cash equivalents	1,900	(1,641)
Net increase in cash and cash equivalents	729,294	764,425
Cash and cash equivalents at beginning of period	555,030	482,374
Cash and cash equivalents at end of period	$1,284,324	$1,246,799
Supplemental disclosures of cash flow information:
Cash paid for interest	$26,391	$16,695
Cash paid for income taxes	$2,853	$1,562

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
     The Company had $1,284.3 million in cash and cash equivalents and $572.4 million in marketable securities as of June 30, 2025 and reported a net loss of $578.3 million for the six months ended June 30, 2025. The Company has funded its operations through public offerings of equity securities, debt financings and revenue interest financings. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP, INS1201, and its other pipeline programs, continuing commercialization and regulatory activities for ARIKAYCE and pre-commercial, regulatory and, if approved, commercialization activities for brensocatib, and funding other general and administrative activities.
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
The following table presents the percentage of gross product revenue represented by the Company's three largest customers for the six months ended June 30, 2025 and their respective percentages for the six months ended June 30, 2024.

	Six Months Ended June 30,
	2025	2024
Customer A	28%	34%
Customer B	28%	32%
Customer C	22%	18%
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
Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable, unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired. None of the Company's contingent consideration met the definition of a derivative as of June 30, 2025. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 2. Summary of Significant Accounting Policies (Continued)
The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance. The Company performs a qualitative test for its indefinite-lived intangible assets annually as of October 1. During the six months ended June 30, 2025, the Company concluded that no impairment exists.
Goodwill—Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As of June 30, 2025, the Company continues to operate as one reporting unit. The Company performs an impairment test for goodwill annually as of October 1. See Note 6 - Intangibles, Net and Goodwill for further details.
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
Foreign Currency—The Company has operations in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the UK, and Japan. The results of the Company's non-US dollar based functional currency operations are translated to US dollars at the average exchange rates during the period. Assets and liabilities are translated at the exchange rate prevailing at the balance sheet date. Equity is translated at the prevailing exchange rate at the date of the equity transaction. Translation adjustments are included in total shareholders' equity, as a component of accumulated other comprehensive gain (loss).
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
Net Loss Per Share—Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and other dilutive securities outstanding during the period. Potentially dilutive securities from stock options, restricted stock units (RSUs), performance stock units (PSUs) and convertible debt securities would be anti-dilutive as the Company incurred a net loss. Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options and from the assumed conversion of the Company's convertible notes are determined based on the treasury stock method.
The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Numerator:
Net loss	$(321,686)	$(300,609)	$(578,269)	$(457,700)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	189,302	154,702	185,104	151,579
Effect of dilutive securities:
Common stock options	—	—	—	—
RSUs	—	—	—	—
PSUs	—	—	—	—
Convertible debt securities	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	189,302	154,702	185,104	151,579
Net loss per share:
Basic and diluted	$(1.70)	$(1.94)	$(3.12)	$(3.02)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of June 30, 2025 and 2024, respectively, as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2025	2024
Common stock options	20,227	23,430
Unvested RSUs	3,854	3,425
PSUs	9	665
Convertible debt securities	—	23,438
Recent Accounting Pronouncements (Not Yet Adopted)—In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures, in order to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is adopting this new standard for the year ending December 31, 2025. The Company is evaluating the impact of the required disclosure enhancements of ASU 2023-09 on its consolidated financial statements.

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
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of June 30, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,284.3	$1,284.3	$—	$—
Marketable securities	$572.4	$572.4	$—	$—
Liabilities
Contingent consideration	$246.2	$—	$—	$246.2

	As of December 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$555.0	$555.0	$—	$—
Marketable securities	$878.8	$878.8	$—	$—
Liabilities
Contingent consideration	$168.9	$—	$—	$168.9

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
During the six months ended June 30, 2025, $907.2 million of marketable securities were purchased and $1,229.0 million of marketable securities matured, each consisting of US Treasury Bills.
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2, or Level 3 during the six months ended June 30, 2025. During the six months ended June 30, 2025, new Level 1 assets were added in connection with the Company's purchase of available-for-sale securities.
As of June 30, 2025, the Company held $572.4 million of available-for-sale securities. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets.
The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) failure of the issuer to make scheduled interest or principal payments; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the six months ended June 30, 2025.
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
Contingent Consideration
The contingent consideration liabilities arose from the Business Acquisition in August 2021 (see Note 16 - Acquisitions). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher milestone, and net sales milestones. Upon the achievement of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 5,348,572 shares of the Company's common stock in the aggregate and AlgaeneX equityholders up to 368,867 shares of the Company's common stock in the aggregate. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. At June 30, 2025, the weighted average probability of success was 42%. The development and regulatory milestones, if achieved, will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation.
If the Company were to receive a priority review voucher, the Company would be obligated to pay to the Motus equityholders a portion of the value of the priority review voucher, subject to certain reductions. The potential payout will be either 50% of the after tax net proceeds received by the Company from a sale of the priority review voucher or 50% of the average of the sales prices for the last three publicly disclosed priority review voucher sales, less certain adjustments. The fair value of the priority review voucher milestone is estimated utilizing a probability-adjusted discounted cash flow approach. This obligation will be settled in cash. On December 20, 2024, the FDA's priority review voucher program expired. As of June 30, 2025 and December 31, 2024, the Company determined that the likelihood of receiving a priority review voucher was remote and the milestone had no fair value.
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of June 30, 2025, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
The contingent consideration liabilities have been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the inputs to the valuation approach, the estimated fair value could be significantly different than the fair value the Company determined. Contingent consideration expected to be settled within twelve months or less is classified as a current liability within accounts payable and accrued liabilities. Contingent consideration expected to be settled in more than twelve months is classified as a non-current liability. As of June 30, 2025, the fair value of the current and non-current contingent consideration was $65.7 million and $180.5 million, respectively.
A valuation of the contingent consideration liabilities is performed quarterly with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. The following significant unobservable inputs were used in the valuation of the contingent consideration liabilities as of June 30, 2025 and December 31, 2024:

	Fair Value as of June 30, 2025 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$243.0	Probability-adjusted	Probabilities of success	14% - 97%

	Fair Value as of December 31, 2024 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$166.7	Probability-adjusted	Probabilities of success	14% - 97%
The following table is a summary of the changes in the fair value of the Company's valuations for the deferred and contingent consideration liabilities for the six months ended June 30, 2025 and 2024 (in thousands):

	Deferred Consideration (Level 2 Liabilities)	Contingent Consideration (Level 3 Liabilities)
Balance as of December 31, 2023	$5,700	$84,600
Additions	—	—
Change in fair value	6,700	85,100
Payments	—	—
Balance as of June 30, 2024	$12,400	$169,700

Balance as of December 31, 2024	$—	$168,900
Additions	—	—
Change in fair value	—	77,300
Payments	—	—
Balance as of June 30, 2025	$—	$246,200
Royalty Financing Agreement
The fair value of the Royalty Financing Agreement at the time of the transaction was based on the Company’s estimates of future royalties expected to be paid to OrbiMed Royalty & Credit Opportunities IV, LP (OrbiMed) over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. This liability is being amortized using the effective interest method over the life of the arrangement, in accordance with ASC 470, Debt and ASC 835, Interest. The Company will utilize the prospective method to account for subsequent changes in the estimated future payments to be made to OrbiMed and will update the effective interest rate on a quarterly basis. The carrying value of the Royalty Financing Agreement approximates fair value. For more information, see Note 11 - Royalty Financing Agreement.
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
Product revenues, net consist of net sales of ARIKAYCE. The Company's customers in the US include specialty pharmacies and a specialty distributor. In December 2020, the Company began recognizing product revenue from commercial sales of ARIKAYCE in Europe. In July 2021, the Company began recognizing product revenue from commercial sales of ARIKAYCE in Japan. Globally, product revenues are recognized once the Company performs and satisfies all five steps of the revenue recognition criteria described above.
The following table presents a geographic summary of the Company's product revenues, net, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
US	$68,683	$63,793	$132,958	$120,142
Japan	30,672	21,111	52,755	36,002
Europe and rest of world	8,060	5,436	14,525	9,696
Total product revenues, net	$107,415	$90,340	$200,238	$165,840
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
5. Inventory
The Company's inventory balance consists of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Raw materials	$22,304	$19,682
Work-in-process	36,028	39,932
Finished goods	49,273	38,964
	$107,605	$98,578
Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company has not recorded any significant inventory write-downs. The Company currently uses a limited number of third-party contract manufacturing organizations (CMOs) to produce its inventory.
 6. Intangibles, Net and Goodwill
Intangibles, Net
Finite-lived Intangible Assets
As of June 30, 2025, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D and the milestones paid to PARI Pharma GmbH (PARI) for the license to use the Lamira® Nebulizer System (Lamira) for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestone-related intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. Amortization of these assets during each of the next five years is estimated to be approximately $5.1 million per year.
Indefinite-lived Intangible Assets

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Intangibles, Net and Goodwill (Continued)
As of June 30, 2025, the Company's indefinite-lived intangible assets consisted of acquired IPR&D from the Business Acquisition (see Note 16 - Acquisitions). Indefinite-lived intangible assets are not amortized. A rollforward of the Company's intangible assets for the six months ended June 30, 2025 and 2024 is as follows (in thousands):

Intangible Asset	December 31, 2024	Additions	Amortization	June 30, 2025
Acquired ARIKAYCE R&D	$27,888	$—	$(2,425)	$25,463
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,164	—	(101)	1,063
	$58,652	$—	$(2,526)	$56,126

Intangible Asset	December 31, 2023	Additions	Amortization	June 30, 2024
Acquired ARIKAYCE R&D	$32,738	$—	$(2,425)	$30,313
Acquired IPR&D	29,600	—	—	29,600
PARI milestones	1,366	—	(101)	1,265
	$63,704	$—	$(2,526)	$61,178
Goodwill
The Company's goodwill balance of $136.1 million as of June 30, 2025 and December 31, 2024, resulted from the Business Acquisition. See Note 16 - Acquisitions for further details.
7. Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)	As of
Asset Description		June 30, 2025	December 31, 2024
Lab equipment	7	$31,883	$26,753
Furniture and fixtures	7	6,428	6,428
Computer hardware and software	3-5	7,637	6,485
Office equipment	7	171	171
Manufacturing equipment	7	1,336	1,336
Leasehold improvements	2-10	51,458	38,058
Construction in progress	—	45,877	51,127
		144,790	130,358
Less: accumulated depreciation		(54,795)	(50,306)
		$89,995	$80,052

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Accounts payable and other accrued operating expenses	$74,054	$73,033
Accrued clinical trial expenses	26,935	26,068
Accrued professional fees	23,116	17,895
Accrued technical operation expenses	14,905	18,388
Accrued compensation and employee related costs	50,198	80,312
Accrued royalty and milestones payable	8,162	6,324
Accrued interest payable	—	359
Revenue Interest Payments payable	4,296	4,177
Accrued sales allowances and related costs	22,956	16,762
Accrued French rebate payable	10,043	5,988
Deferred and contingent consideration	65,700	24,700
Other accrued liabilities	4,654	11,203
	$305,019	$285,209
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
The Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $3.4 million and $3.2 million for the three months ended June 30, 2025 and 2024, respectively, and $5.9 million and $8.1 million for the six months ended June 30, 2025 and 2024, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Leases (Continued)
The table below summarizes the supplemental non-cash disclosures of the Company's leases included in its consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance right-of-use assets obtained in exchange for lease obligations	$—	$—	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$—	$—	$—	$5,656
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $64.2 million and $59.0 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively. Upon the commencement date, the Company will record an operating lease ROU asset and operating lease liability.
10. Debt
Debt, long-term consists of the following commitments as of June 30, 2025 and December 31, 2024 (in thousands):

	As of
	June 30, 2025	December 31, 2024
Convertible notes	$—	$567,164
Term Loans	538,508	536,218
Debt, long-term	$538,508	$1,103,382
Convertible Notes
In May 2021, the Company completed an underwritten public offering of $575.0 million aggregate principal amount of the 2028 Convertible Notes, including the exercise in full of the underwriters' option to purchase an additional $75.0 million in aggregate principal amount of 2028 Convertible Notes. The Company's net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $15.7 million, were approximately $559.3 million. The 2028 Convertible Notes bore interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021.
The 2028 Convertible Notes would have matured on June 1, 2028 but, on April 24, 2025, the Company issued a redemption notice for the 2028 Convertible Notes with a redemption date of June 6, 2025 (the Redemption Date). The Company elected to settle any conversions of the 2028 Convertible Notes that occurred on or before the business day prior to the Redemption Date in shares of the Company’s common stock.
Through April 24, 2025, holders of $5.5 million of aggregate principal amount of 2028 Convertible Notes elected to convert their notes into shares of the Company’s common stock at a conversion rate of 30.7692 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $32.50 per share of common stock), resulting in an issuance of an aggregate of 168,944 shares of the Company's common stock. After April 24, 2025, holders of $567.5 million of aggregate principal amount of the then outstanding 2028 Convertible Notes elected to convert their notes into shares of the Company's common stock at a conversion rate of 31.2861 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $31.96 per share of common stock), resulting in the issuance of an aggregate of 17,756,196 shares of the Company’s common stock. On the Redemption Date, all then outstanding 2028 Convertible Notes were redeemed at a redemption price equal to 100% of the principal amount of such 2028 Convertible Notes, plus accrued and unpaid interest on such 2028 Convertible Notes to, but excluding, the Redemption Date (the Redemption Price). For each $1,000.00 principal amount of 2028 Convertible Notes, the Redemption Price was equal to approximately $1,000.10.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
The carrying value of the Company's convertible notes balance as of December 31, 2024 was $567.2 million, net of unamortized debt issuance costs of $7.8 million.
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
The following table presents the carrying value of the Company’s Term Loans balance as of June 30, 2025 and December 31, 2024 (in thousands):

	As of
	June 30, 2025	December 31, 2024
Principal	$500,000	$500,000
Paid-in-kind interest capitalized	46,770	46,770
Debt discount, net	(8,262)	(10,552)
Term Loans	$538,508	$536,218

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
As of June 30, 2025, future principal repayments of debt for each of the years through maturity were as follows (in thousands):

Year Ending December 31:
2025	$—
2026	—
2027	—
2028	341,731
2029	205,039
2030 and thereafter	—
$546,770
Interest Expense
Interest expense related to debt and finance leases for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Convertible debt contractual interest expense	$600	$2,062	$1,678	$4,125
Term Loans contractual interest expense	13,269	12,658	26,391	25,141
Royalty Financing Agreement interest expense	5,192	4,893	10,215	9,715
Amortization of debt issuance costs	1,676	1,800	3,498	3,651
Swap interest income	—	(710)	—	(1,464)
Total debt interest expense	20,737	20,703	$41,782	$41,168
Finance lease interest expense	508	564	1,032	1,141
Total interest expense	$21,245	$21,267	$42,814	$42,309
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Royalty Financing Agreement (Continued)
The following table shows the activity within the liability account for the six-month period ended June 30, 2025 and year ended December 31, 2024 (in thousands):

	Six Months Ended June 30, 2025	Twelve Months Ended December 31, 2024
Royalty Financing Agreement liability - beginning balance	$163,671	$158,162
Revenue Interest Payments paid and payable	(8,010)	(14,535)
Interest expense recognized	10,215	20,044
Royalty Financing Agreement liability - ending balance	$165,876	$163,671
Royalty issuance costs, unamortized - beginning balance	$(2,604)	$(3,128)
Amortization of issuance costs	262	524
Royalty issuance costs, unamortized - ending balance	$(2,342)	$(2,604)
Royalty Financing Agreement	$163,534	$161,067

The Revenue Interest Payments payable in connection with the Royalty Financing Agreement were $4.3 million and $4.2 million as of June 30, 2025 and December 31, 2024, respectively, which were recorded within accounts payable and accrued expenses on the consolidated balance sheet. Non-cash interest expense is recorded within interest expense in the consolidated statements of comprehensive loss.
12. Shareholders' Equity
Common Stock—As of June 30, 2025, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 211,110,658 shares of common stock issued and outstanding. In addition, as of June 30, 2025, the Company had reserved 20,226,538 shares of common stock for issuance upon the exercise of outstanding stock options, 3,854,319 shares of common stock for issuance upon the vesting of RSUs, and 8,870 shares for issuance upon the vesting of PSUs. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions. The shares of the Company’s common stock reserved in connection with the Motus acquisition were partly issued as acquisition consideration at closing and on the first, second and third anniversaries of the closing date of the acquisition, and will also be issued upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions.
Of the 9,406,112 shares reserved, the Company issued a total of 3,420,149 shares of the Company's common stock in connection with the Business Acquisition (see Note 16 - Acquisitions), after certain closing-related deductions, and the subsequent anniversary share issuances.
In the second quarter of 2025, in connection with the conversions of the 2028 Convertible Notes, the Company issued 17,922,626 shares of the Company's common stock.
In June 2025, the Company completed an underwritten offering of 8,984,375 shares of the Company's common stock at a public offering price of $96.00 per share. 1,171,875 of the shares of common stock were issued pursuant to the exercise in full of the underwriters' option to purchase additional shares. The Company's estimated net proceeds from the sale of the shares, after deducting the underwriting discounts and estimated offering expenses of $39.4 million, were $823.1 million.
In May 2024, the Company completed an underwritten offering of 14,514,562 shares of the Company's common stock at a public offering price of $51.50 per share. 1,893,203 of the shares of common stock were issued pursuant to the exercise in full of the underwriters' option to purchase additional shares. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $34.3 million, were $713.2 million.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Shareholders' Equity (Continued)
Preferred Stock—As of June 30, 2025, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.
13. Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated Amended and Restated 2019 Incentive Plan (the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders on May 13, 2023. The 2019 Incentive Plan replaced the Insmed Incorporated 2019 Incentive Plan, as amended, pursuant to which the Company was authorized to grant incentive awards up to an aggregate of 13,750,000 shares. At the Company’s 2023 Annual Meeting of Shareholders, in connection with approval of the 2019 Incentive Plan, the Company's shareholders approved the issuance of an additional 10,500,000 shares under the 2019 Incentive Plan. At the Company's 2024 Annual Meeting of Shareholders, the Company's shareholders approved Amendment No. 1 to the 2019 Incentive Plan, which provides for the issuance of an additional 3,000,000 shares under the plan. At the Company's 2025 Annual Meeting of Shareholders, the Company's shareholders approved Amendment No. 2 to the 2019 Incentive Plan, which provides for the issuance of an additional 10,000,000 shares under the 2019 Incentive Plan. As of June 30, 2025, 11,771,701 shares remain available for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on April 3, 2029 unless it is extended or terminated earlier pursuant to its terms.
In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. The Company granted inducement stock options covering 396,592 shares of the Company's common stock to new employees during the six months ended June 30, 2025. In February 2025, the Company adopted the Insmed Incorporated 2025 Inducement Plan, under which the Company is authorized to grant a variety of inducement awards, including stock options and RSUs, up to an aggregate of 1,000,000 shares, as an inducement to become an employee of the Company or any of its subsidiaries. 173,842 shares of the Company's common stock have been granted from the Insmed Incorporated 2025 Inducement Plan as of June 30, 2025.
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
Stock Options—As of June 30, 2025, there was $170.3 million of unrecognized compensation expense related to unvested stock options. As of June 30, 2025, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria.
Restricted Stock Units—As of June 30, 2025, there was $152.4 million of unrecognized compensation expense related to unvested RSU awards.
Performance Stock Units—As of June 30, 2025, there were 8,870 unvested PSUs outstanding. The PSUs were subject to two performance conditions based on brensocatib milestones, both of which had been achieved as of March 31, 2025, and a service condition, 3 years of continued employment. The Company achieved the first performance condition by issuing a press release announcing certain topline results from the ASPEN trial by June 30, 2024. The Company achieved the second performance condition in February 2025 upon the FDA's notification that the new drug application (NDA) had been accepted for brensocatib. During the second quarter of 2024, the Company's total shareholder return was compared to the Company's Peer Group and the payout of the awards was determined to be 250% of the target. During the six months ended June 30, 2025, 651,596 shares were issued upon vesting of the PSUs and $10.3 million of stock-based compensation expense was recognized. As of June 30, 2025, the service condition has not been satisfied for the 8,870 unvested PSUs outstanding.
The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options, RSUs, PSUs and the ESPP during the three and six months ended June 30, 2025 and 2024 (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$15,970	$11,301	$33,350	$21,636
Selling, general and administrative expenses	27,006	11,985	48,888	23,100
Total stock-based compensation expense	$42,976	$23,286	$82,238	$44,736
14. Income Taxes
The Company recorded a provision for income taxes of $1.2 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and $2.2 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively. The provisions recorded for the three and six months ended June 30, 2025 and 2024 are primarily a result of certain of the Company's international subsidiaries, which had taxable income during the periods. Additionally, the Company is impacted by certain state taxes which effectively impose income tax on modified gross revenues. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.
The Company is subject to US federal, state and international income taxes and the statute of limitations for tax audit is open for the Company’s federal tax returns for the years ended 2021 and later, generally open for certain states for the years 2020 and later, and generally open for international jurisdictions for the years 2019 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of June 30, 2025 and December 31, 2024, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of June 30, 2025 and December 31, 2024 or the consolidated statements of comprehensive loss for the three and six months ended June 30, 2025 and 2024. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.
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
On July 4, 2025, H.R.1 - One Big Beautiful Bill (the Bill) was enacted into law. The Bill provides for significant US tax law changes and modifications including reinstating the ability to deduct US-based research and development expenses rather than capitalize those expenses. Given the Company's history of net operating losses, the Bill is not expected to have a significant impact on the Company's near-term financial position. The Company is continuing to analyze the Bill to determine the longer-term impact on its financial position.
15. Commitments and Contingencies
Rent expense charged to operations was $3.3 million and $2.8 million for the three months ended June 30, 2025 and 2024, respectively, and $6.8 million and $5.9 million for the six months ended June 30, 2025 and 2024, respectively.
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
16. Acquisitions
Business Combination

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Acquisitions (Continued)
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
The Company has a single management team that reports to the Chief Executive Officer, the chief operating decision maker (CODM), who comprehensively manages the entire business. When evaluating the Company’s financial performance, the CODM regularly reviews total revenues, total expenses, and expenses by function, and makes decisions using this

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Segment Reporting (Continued)
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
Segment loss, including significant segment expenses, for the three and six month periods ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenues, net	$107,415	$90,340	$200,238	$165,840
Less:
Cost of product revenues (excluding amortization of intangible assets)	28,075	20,964	49,353	38,421
ARIKAYCE external R&D expenses	11,003	14,896	23,124	28,822
Brensocatib external R&D expenses	33,560	37,806	54,221	57,324
TPIP external R&D expenses	20,649	14,773	29,802	28,555
Other external R&D expenses	28,445	14,917	56,528	28,192
R&D compensation and benefit-related expenses	56,389	43,908	109,947	85,368
SG&A compensation and benefit-related expenses	51,320	35,087	106,156	67,672
Other segment items(a)	127,650	90,379	247,345	167,168
Depreciation	2,484	1,436	4,367	3,024
Amortization of intangible assets	1,263	1,263	2,526	2,526
Change in fair value of deferred and contingent consideration liabilities	59,000	103,700	77,300	91,800
Investment income	(13,225)	(10,285)	(27,131)	(19,068)
Interest expense	21,245	21,267	42,814	42,309
Provision for income taxes	1,243	838	2,155	1,427
Segment net loss	$(321,686)	$(300,609)	$(578,269)	$(457,700)

(a) Other segment items include stock-based compensation, professional fees, and facility-related expenses.

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
Prior to 2019, we had not generated significant revenue and, through June 30, 2025, we had an accumulated deficit of $4.9 billion. We have financed our operations primarily through the public offerings of our equity securities, debt financings and revenue interest financings. Although it is difficult to predict our future funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and marketable securities as of June 30, 2025 will enable us to fund our operations for at least the next 12 months.
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
•Regulatory submissions for brensocatib in Europe and the UK have been accepted, with submission in Japan planned for the second half of 2025. Insmed anticipates commercial launches for each territory in 2026, pending approval.
•We completed enrollment in and anticipate topline data from the Phase 2b study of brensocatib in patients with CRSsNP, which we refer to as the BiRCh trial, by the end of 2025.
•We initiated a Phase 2b study of brensocatib in patients with HS, which we refer to as the CEDAR trial, in December 2024. We anticipate the interim futility analysis from the first 100 patients to complete Week 16 of the trial in the first quarter of 2026.
TPIP
•In May 2024, we reported topline safety data and certain exploratory efficacy endpoints from the Phase 2a study of TPIP in patients with PH-ILD. We anticipate initiating a Phase 3 study of TPIP in patients with PH-ILD in the second half of 2025.
•In June 2025, we announced positive topline results from the Phase 2b study of TPIP in patients with PAH. The study met its primary endpoint and secondary efficacy endpoints. We plan to initiate a Phase 3 study in patients with PAH in early 2026.
Gene Therapy
•In the fourth quarter of 2024, we received clearance from the FDA for our investigational new drug (IND) application for INS1201, an intrathecally delivered gene therapy for patients with DMD. We dosed our first patient in the Phase 1 ASCEND trial in July 2025.
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

Our Strategy
We strive to develop and commercialize first- and best-in-class therapies that serve patient communities where the need is greatest. Our first product, ARIKAYCE, is approved in the US as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with refractory MAC lung disease. Our product candidates are brensocatib, our Phase 3 product candidate that we are developing for patients with bronchiectasis and other neutrophil-mediated diseases, TPIP, our Phase 2 product candidate that may offer a differentiated product profile for patients with PH-ILD and PAH, and INS1201, our intrathecally delivered gene therapy product candidate for patients with DMD. We announced positive topline results from our Phase 3 ASPEN trial of brensocatib in May 2024 and the acceptance by the FDA of our NDA, with priority review granted, for brensocatib in patients with bronchiectasis in February 2025. Regulatory filings for brensocatib in Europe and the UK have also been accepted and submission in Japan is planned for the second half of 2025. We are also advancing our pre-clinical research programs encompassing a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
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
In October 2021, the EMA’s Paediatric Committee approved the brensocatib Pediatric Investigational Plan for the treatment of patients with NCFBE. As a result, the ASPEN trial included 41 adolescent patients between ages 12 to 17, which will fulfill the pediatric study requirements to support marketing applications in this patient population in the US, Europe and Japan.
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
WILLOW Efficacy, Safety and Tolerability Data
We announced topline data for the WILLOW study in February 2020 and full data for the WILLOW study in June 2020. In September 2020, final results from the WILLOW study were published online in the New England Journal of Medicine (NEJM). The data demonstrate that the WILLOW study met its primary endpoint of time to first pulmonary exacerbation over the 24-week treatment period for both the 10 mg and 25 mg dosage groups of brensocatib compared to placebo (p=0.027, p=0.044, respectively). The risk of exacerbation at any time during the trial was reduced by 42% for the 10 mg group versus placebo (HR 0.58, p=0.029) and by 38% for the 25 mg group versus placebo (HR 0.62, p=0.046). In addition, treatment with brensocatib 10 mg resulted in a significant reduction in the rate of pulmonary exacerbations, a key secondary endpoint, versus placebo. Specifically, patients treated with brensocatib experienced a 36% reduction in the 10 mg arm (p=0.041) and a 25% reduction in the 25 mg arm (p=0.167) versus placebo. Change in concentration of active neutrophil elastase in sputum versus placebo from baseline to the end of the treatment period was also statistically significant (p=0.034 for

10 mg, p=0.021 for 25 mg). Brensocatib was generally well-tolerated in the study. Rates of AEs leading to discontinuation in patients treated with placebo, brensocatib 10 mg, and brensocatib 25 mg were 10.6%, 7.4%, and 6.7%, respectively.
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
ASPEN Safety and Efficacy Data
We announced positive topline results from the ASPEN trial in May 2024. Results from the ASPEN trial were published in the NEJM in April 2025. The primary efficacy analysis included data from 1,680 adult patients and 41 adolescent patients. Brensocatib was well-tolerated in the study. In addition, the study met its primary endpoint, with both dosage strengths of brensocatib demonstrating statistically significant reductions in the annualized rate of adjudicated PEs versus placebo. The study also met several of its prespecified secondary endpoints with statistical significance. In February 2025, the FDA accepted our NDA, with priority review granted, for brensocatib in patients with bronchiectasis. The FDA indicated that it does not plan to hold an advisory committee meeting to discuss the NDA.
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
We are conducting further studies to explore the potential of brensocatib in additional neutrophil-mediated diseases, including CRSsNP and HS. CRSsNP currently has one approved pharmacological therapy (corticosteriod nasal spray); however, many patients do not respond to corticosteroids or endoscopic sinus surgery. The Phase 2b BiRCh trial of brensocatib in patients with CRSsNP is underway, with enrollment of 288 patients completed. We anticipate topline data from the BiRCh trial by the end of 2025. In the fourth quarter of 2024, we initiated a Phase 2b study of brensocatib in patients with HS. We anticipate the interim futility analysis from the first 100 patients to complete Week 16 of the trial in the first quarter of 2026.
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
In June 2025, we announced positive topline results from the Phase 2b study of TPIP in patients with PAH. The study met its primary endpoint and secondary efficacy endpoints. For the primary endpoint, the placebo-adjusted reduction from baseline in pulmonary vascular resistance (PVR) was 35% with Least Squares (LS) mean ratio of 0.65 (95% Confidence Interval (CI): 0.54, 0.79; p<0.001). For the secondary efficacy endpoints, the placebo-adjusted improvement in six-minute walk distance (6MWD) was 35.5 meters (95% CI: 11.2, 60.7; p=0.003) and the placebo-adjusted reduction from baseline in N-terminal pro b-type natriuretic peptide (NT-proBNP) concentrations, a biomarker for cardiac stress, was 60% with LS mean ratio of 0.40 (95% CI: 0.27, 0.59; p<0.001). Efficacy of TPIP was evaluated approximately 24 hours after therapy was administered.
Based on these results, we plan to initiate a Phase 3 trial in patients with PAH in early 2026.
The TPIP PAH study was conducted at 44 sites globally, and a total of 102 patients were randomized 2:1 to receive either TPIP (n=69) or placebo (n=33) for 16 weeks. Demographics and baseline characteristics were similar in both study arms. Patients started at a dose of 80 µg once daily (TPIP or matching placebo) and were titrated up to their maximum tolerated dose, or to the maximum allowable dose of 640 µg, once daily over a three-week period, with the possibility of a final dose increase occurring at Week 5. Of the patients treated with TPIP, 84% titrated to at least 480 µg once daily (n=58) and 75% titrated to the maximum allowed dose of 640 µg once daily (n=52). Overall, 90% of patients receiving TPIP (n=62) and all patients receiving placebo completed the study.
Once-daily TPIP therapy was well-tolerated in the study. TEAEs occurred in 88.4% of patients who received TPIP versus 75.8% of patients who received placebo; serious TEAEs were observed in 7.2% of patients who received TPIP versus 3.0% of patients who received placebo; and severe TEAEs were observed in 5.8% of patients who received TPIP versus 3.0% of patients who received placebo. TEAEs leading to treatment discontinuation were experienced by 5.8% of patients taking TPIP; there were none in the placebo arm. There were no deaths in the study. The most common TEAEs occurring in at least 5.0% of patients in any study arm, and more frequently with TPIP than with placebo, were cough (40.6%, 21.2%), headache (31.9%, 15.2%), fatigue (10.1%, 3.0%), chest discomfort (8.7%, 0.0%), flushing (8.7%, 3.0%), upper respiratory tract infection (7.2%, 3.0%), and non-cardiac chest pain (5.8%, 3.0%) for TPIP and placebo, respectively.
All patients who completed the Phase 2b study were eligible to enroll in the long-term open-label extension, which will evaluate TPIP up to a maximum allowable dose of 1,280 µg once daily. Of the patients who completed the Phase 2b study (n=95), 95% enrolled in the open-label extension.
Gene Therapy

In the fourth quarter of 2024, we received clearance from the FDA for our IND application for INS1201, a microdystrophin adeno-associated virus gene replacement therapy for patients with DMD. Administered intrathecally, this approach has the potential to target both skeletal and cardiac muscles at lower doses than intravenous DMD gene therapies. We dosed our first patient in the Phase 1 ASCEND trial in July 2025.
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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2025 and 2024
Overview - Operating Results
Our operating results for the three months ended June 30, 2025, included the following:
•Product revenues, net, increased $17.1 million, or 18.9%, as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $7.1 million, or 33.9%, as compared to the same period in the prior year primarily as a result of the growth in ARIKAYCE sales discussed above;
•R&D expenses increased $30.4 million, or 20.7%, as compared to the same period in the prior year primarily as a result of increases in manufacturing costs;
•SG&A expenses increased $48.2 million, or 45.2%, as compared to the same period in the prior year primarily as a result of increases in compensation and benefit-related expenses and stock-based compensation costs;
•Amortization of intangible assets of $1.3 million was consistent with the same period in the prior year;
•Change in fair value of deferred and contingent consideration liabilities decreased $44.7 million, or 43.1%, primarily as a result of the relative increase in our share price in 2025 as compared to the same period in 2024;
•Investment income increased $2.9 million, or 28.6%, as compared to the same period in the prior year primarily as a result of the increase in our average cash and cash equivalents and marketable securities balances; and
•Interest expense was consistent with the same period in the prior year.

Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2025	2024	$	%
US	$68,683	$63,793	$4,890	7.7%
Japan	30,672	21,111	9,561	45.3%
Europe and rest of world	8,060	5,436	2,624	48.3%
Total product revenues, net	$107,415	$90,340	$17,075	18.9%
Product revenues, net, for the three months ended June 30, 2025 were $107.4 million as compared to $90.3 million for the same period in 2024, an increase of $17.1 million, or 18.9%. This increase was a result of the growth in sales of ARIKAYCE in the US, Japan, and Europe and rest of world.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the three months ended June 30, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2025	2024	$	%
Cost of product revenues (excluding amortization of intangible assets)	$28,075	$20,964	$7,111	33.9%
Cost of product revenues, as % of revenues	26.1%	23.2%
Cost of product revenues (excluding amortization of intangible assets) were $28.1 million for the three months ended June 30, 2025 as compared to $21.0 million for the same period in 2024, an increase of $7.1 million, or 33.9%. This increase was primarily attributable to the increase in total product revenues discussed above.
R&D Expenses
R&D expenses for the three months ended June 30, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2025	2024	$	%
External Expenses
Clinical development and research	$41,251	$46,580	$(5,329)	(11.4)%
Milestone payable to AstraZeneca	—	12,500	(12,500)	(100.0)%
Manufacturing	41,608	16,387	25,221	153.9%
Regulatory, quality assurance, and medical affairs	10,798	6,925	3,873	55.9%
Subtotal—external expenses	$93,657	$82,392	$11,265	13.7%
Internal Expenses
Compensation and benefit-related expenses	$56,389	$43,908	$12,481	28.4%
Stock-based compensation	15,970	11,301	4,669	41.3%
Other internal operating expenses	11,174	9,147	2,027	22.2%
Subtotal—internal expenses	$83,533	$64,356	$19,177	29.8%
Total R&D expenses	$177,190	$146,748	$30,442	20.7%
R&D expenses were $177.2 million for the three months ended June 30, 2025 as compared to $146.7 million for the same period in 2024, an increase of $30.4 million, or 20.7%. This increase was primarily due to a $25.2 million increase in manufacturing expenses and a $17.2 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount.

External R&D expenses by product for the three months ended June 30, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2025	2024	$	%
ARIKAYCE external R&D expenses	$11,003	$14,896	$(3,893)	(26.1)%
Brensocatib external R&D expenses	33,560	37,806	(4,246)	(11.2)%
TPIP external R&D expenses	20,649	14,773	5,876	39.8%
Other external R&D expenses	28,445	14,917	13,528	90.7%
Total external R&D expenses	$93,657	$82,392	$11,265	13.7%
We expect R&D expenses to increase in 2025 relative to 2024 primarily due to our clinical trial activities, manufacturing costs and related spend including our confirmatory clinical trial of ARIKAYCE in a treatment setting for patients with MAC lung disease, our TPIP and brensocatib clinical trials, and other research efforts for our product candidates.
SG&A Expenses
SG&A expenses for the three months ended June 30, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2025	2024	$	%
Compensation and benefit-related expenses	$51,320	$35,087	$16,233	46.3%
Stock-based compensation	27,006	11,985	15,021	125.3%
Professional fees and other external expenses	56,805	45,024	11,781	26.2%
Facility related and other internal expenses	19,632	14,473	5,159	35.6%
Total SG&A expenses	$154,763	$106,569	$48,194	45.2%
SG&A expenses were $154.8 million for the three months ended June 30, 2025 as compared to $106.6 million for the same period in 2024, an increase of $48.2 million, or 45.2%. This increase was primarily due to a $31.3 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount and an $11.8 million increase in professional fees and other external expenses, both driven by commercial readiness activities for brensocatib. We expect SG&A expenses to increase in 2025 relative to 2024 due, in part, to commercial readiness activities, and commercial activities for brensocatib, if approved.
Amortization of Intangible Assets
Amortization of intangible assets for both the three months ended June 30, 2025 and 2024 was $1.3 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration liabilities for the three months ended June 30, 2025 was $59.0 million and was primarily due to the increase in our share price. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the businesses we acquired.
Investment Income
Investment income was $13.2 million for the three months ended June 30, 2025 as compared to $10.3 million for the same period in 2024, an increase of $2.9 million, or 28.6%. This increase was primarily due to an increase in our average cash and cash equivalents and marketable securities balances in the 2025 period relative to the same period in 2024.
Interest Expense
Interest expense for the three months ended June 30, 2025 was $21.2 million as compared to $21.3 million for the same period in 2024. See Note 10 - Debt and Note 11 - Royalty Financing Agreement in this Quarterly Report on Form 10-Q for further details.
Change in Fair Value of Interest Rate Swap
Prior to settlement and termination of the Swap Contract in October 2024, the change in fair value of interest rate swap was due to changes in interest rates during 2024 relative to the interest rate of the Swap Contract as of June 30, 2024.

RESULTS OF OPERATIONS
Comparison of the Six Months Ended June 30, 2025 and 2024
Overview - Operating Results
Our operating results for the six months ended June 30, 2025, included the following:
•Product revenues, net, increased $34.4 million, or 20.7%, as compared to the same period in the prior year as a result of the growth in ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $10.9 million, or 28.5%, as compared to the same period in the prior year primarily as a result of the growth in ARIKAYCE sales discussed above;
•R&D expenses increased $61.9 million, or 23.1%, as compared to the same period in the prior year primarily as a result of increases in compensation and benefit-related expenses and stock-based compensation costs;
•SG&A expenses increased $102.6 million, or 51.4%, as compared to the same period in the prior year primarily as a result of increases in compensation and benefit-related expenses and stock-based compensation costs;
•Amortization of intangible assets of $2.5 million was consistent with the same period in the prior year;
•Change in fair value of deferred and contingent consideration liabilities decreased $14.5 million, or 15.8%, primarily as a result of the relative increase in our share price in 2025 as compared to the same period in 2024;
•Investment income increased $8.1 million, or 42.3%, as compared to the same period in the prior year primarily as a result of the increase in our average cash and cash equivalents and marketable securities balances; and
•Interest expense increased $0.5 million, or 1.2%, as compared to the same period in the prior year primarily as a result of the interest income related to the Swap Contract in 2024.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE. The following table summarizes revenue by geography for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2025	2024	$	%
US	$132,958	$120,142	$12,816	10.7%
Japan	52,755	36,002	16,753	46.5%
Europe and rest of world	14,525	9,696	4,829	49.8%
Total product revenues, net	$200,238	$165,840	$34,398	20.7%
Product revenues, net, for the six months ended June 30, 2025 were $200.2 million as compared to $165.8 million for the same period in 2024, an increase of $34.4 million, or 20.7%. This increase was a result of the growth in sales of ARIKAYCE in the US, Japan, and Europe and rest of world.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the six months ended June 30, 2025 and 2024 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2025	2024	$	%
Cost of product revenues (excluding amortization of intangible assets)	$49,353	$38,421	$10,932	28.5%
Cost of product revenues, as % of revenues	24.6%	23.2%
Cost of product revenues (excluding amortization of intangible assets) were $49.4 million for the six months ended June 30, 2025 as compared to $38.4 million for the same period in 2024, an increase of $10.9 million, or 28.5%. This increase was primarily attributable to the increase in total product revenues discussed above.
R&D Expenses
R&D expenses for the six months ended June 30, 2025 and 2024 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2025	2024	$	%
External Expenses
Clinical development and research	$81,788	$87,649	$(5,861)	(6.7)%
Milestone payment to AstraZeneca	—	12,500	(12,500)	(100.0)%
Manufacturing	63,417	30,463	32,954	108.2%
Regulatory, quality assurance, and medical affairs	18,470	12,281	6,189	50.4%
Subtotal—external expenses	$163,675	$142,893	$20,782	14.5%
Internal Expenses
Compensation and benefit-related expenses	$109,947	$85,368	$24,579	28.8%
Stock-based compensation	33,350	21,636	11,714	54.1%
Other internal operating expenses	22,795	17,934	4,861	27.1%
Subtotal—internal expenses	$166,092	$124,938	$41,154	32.9%
Total R&D expenses	$329,767	$267,831	$61,936	23.1%
R&D expenses were $329.8 million for the six months ended June 30, 2025 as compared to $267.8 million for the same period in 2024, an increase of $61.9 million, or 23.1%. This increase was primarily due to a $36.3 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount and a $33.0 million increase in manufacturing expenses, partially offset by the $12.5 million milestone payment to AstraZeneca in 2024.
External R&D expenses by product for the six months ended June 30, 2025 and 2024 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2025	2024	$	%
ARIKAYCE external R&D expenses	$23,124	$28,822	$(5,698)	(19.8)%
Brensocatib external R&D expenses	54,221	57,324	(3,103)	(5.4)%
TPIP external R&D expenses	29,802	28,555	1,247	4.4%
Other external R&D expenses	56,528	28,192	28,336	100.5%
Total external R&D expenses	$163,675	$142,893	$20,782	14.5%
We expect R&D expenses to increase in 2025 relative to 2024 primarily due to our clinical trial activities, manufacturing costs and related spend including our confirmatory clinical trial of ARIKAYCE in a treatment setting for patients with MAC lung disease, our TPIP and brensocatib clinical trials, and other research efforts for our product candidates.
SG&A Expenses
SG&A expenses for the six months ended June 30, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2025	2024	$	%
Compensation and benefit-related expenses	$106,156	$67,672	$38,484	56.9%
Stock-based compensation	48,888	23,100	25,788	111.6%
Professional fees and other external expenses	107,366	79,694	27,672	34.7%
Facility related and other internal expenses	39,898	29,205	10,693	36.6%
Total SG&A expenses	$302,308	$199,671	$102,637	51.4%
SG&A expenses were $302.3 million for the six months ended June 30, 2025 as compared to $199.7 million for the same period in 2024, an increase of $102.6 million, or 51.4%. This increase was primarily due to a $64.3 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount and a $27.7 million increase in professional fees and other external expenses, both driven by commercial readiness activities for brensocatib. We expect SG&A expenses to increase in 2025 relative to 2024 due, in part, to commercial readiness activities, and commercial activities for brensocatib, if approved.

Amortization of Intangible Assets
Amortization of intangible assets for both the six months ended June 30, 2025 and 2024 was $2.5 million. Amortization of intangible assets is comprised of amortization of acquired ARIKAYCE R&D and amortization of the milestones paid to PARI for the FDA and EC approvals of ARIKAYCE.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration liabilities for the six months ended June 30, 2025 was $77.3 million and was primarily due to the increase in our share price. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the businesses we acquired.
Investment Income
Investment income was $27.1 million for the six months ended June 30, 2025 as compared to $19.1 million for the same period in 2024, an increase of $8.1 million, or 42.3%. This increase was primarily due to an increase in our average cash and cash equivalents and marketable securities balances in the 2025 period relative to the same period in 2024.
Interest Expense
Interest expense for the six months ended June 30, 2025 was $42.8 million as compared to $42.3 million for the same period in 2024, an increase of $0.5 million, or 1.2%. This increase was primarily due to the interest income related to the Swap Contract in 2024 and the interest expense related to the Tranche B Term Loan in 2025, partially offset by the reduction in interest expense related to the conversion of our convertible notes. See Note 10 - Debt and Note 11 - Royalty Financing Agreement in this Quarterly Report on Form 10-Q for further details.
Change in Fair Value of Interest Rate Swap
Prior to settlement and termination of the Swap Contract in October 2024, the change in fair value of interest rate swap was due to changes in interest rates during 2024 relative to the interest rate of the Swap Contract as of June 30, 2024.
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
In June 2025, we completed an underwritten offering of 8,984,375 shares of our common stock at a public offering price of $96.00 per share. 1,171,875 of the shares of common stock were issued pursuant to the exercise in full of the underwriters' option to purchase additional shares. Our estimated net proceeds from the sale of the shares, after deducting the underwriting discounts and estimated offering expenses of $39.4 million, were $823.1 million.
In May 2024, we completed an underwritten offering of 14,514,562 shares of our common stock at a public offering price of $51.50 per share. 1,893,203 of the shares of common stock were issued pursuant to the exercise in full of the underwriters' option to purchase additional shares. Our net proceeds from the sale of the shares, after deducting underwriting discounts and offering expenses of $34.3 million, were $713.2 million.
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

Cash Flows
As of June 30, 2025, we had cash and cash equivalents of $1,284.3 million, as compared to $555.0 million as of December 31, 2024. This increase of $729.3 million in cash and cash equivalents was primarily due to the June 2025 underwritten offering of common stock, which provided us with $823.6 million in net proceeds, partially offset by our cash used in operating activities. In addition, as of June 30, 2025, we had marketable securities of $572.4 million, as compared to $878.8 million as of December 31, 2024. This decrease of $306.4 million in marketable securities was primarily due to our cash used in operating activities. Our working capital was $1.8 billion as of June 30, 2025, as compared with $1.3 billion as of December 31, 2024.
Net cash used in operating activities was $467.7 million and $307.0 million for the six months ended June 30, 2025 and 2024, respectively. The net cash used in operating activities during the six months ended June 30, 2025 and 2024 was primarily for the commercial, clinical, and manufacturing activities related to ARIKAYCE, commercial readiness activities for brensocatib, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The increase in cash used in operating activities for the six months ended June 30, 2025 as compared to the same period in 2024 was primarily due to the increase in net loss, excluding the adjustments to reconcile net loss to net cash used in operating activities.
Net cash provided by investing activities was $308.2 million and $288.5 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, net cash provided by investing activities consisted primarily of maturities of marketable securities, partially offset by purchases of marketable securities. During the six months ended June 30, 2024, net cash provided by investing activities primarily consisted of maturities of marketable securities.
Net cash provided by financing activities was $886.8 million and $784.5 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, net cash provided by financing activities consisted primarily of proceeds from the issuance of common stock in our underwritten public equity offerings, and proceeds from the exercise of stock options and ESPP.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations during the six months ended June 30, 2025 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2025, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government. As of June 30, 2025, we had $572.4 million in marketable securities.
As of June 30, 2025, we had the $500.0 million Term Loans outstanding and a $150.0 million Royalty Financing Agreement. The Term Loans accrue interest quarterly at a fixed rate of 9.6% per annum. The Royalty Financing Agreement requires us to pay a Revenue Interest Payment of 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% thereafter, as well as 0.75% of brensocatib global net sales, if approved. If a 10% change in interest rates had occurred on June 30, 2025, it would not have had a material effect on the fair value of our debt as of that date, nor would it have a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the six months ended June 30, 2025 and 2024, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 24, 2025, the Company issued a redemption notice for the 2028 Convertible Notes (the Redemption Announcement). The Company elected to settle any conversions of the 2028 Convertible Notes that occurred on or before the business day prior to the Redemption Date in shares of the Company’s common stock. Holders of $567.5 million aggregate principal amount of the then outstanding 2028 Convertible Notes elected to convert their notes into shares of the Company's common stock at a conversion rate of 31.2861 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $31.96 per share of common stock). These conversions resulted in the issuance of an aggregate of 17,756,196 shares of the Company’s common stock during the second quarter of 2025. The shares of the Company’s common stock issued to these holders of the 2028 Convertible Notes in connection with such conversions were issued pursuant to Section 3(a)(9) of the Securities Act. The Company did not receive any proceeds from the issuance of common stock to these holders of the 2028 Convertible Notes.

Additionally, in the second quarter of 2025, and prior to the Redemption Announcement holders of $5.4 million of aggregate principal amount of 2028 Convertible Notes elected to convert their notes into shares of the Company's common stock at a conversion rate of 30.7692 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $32.50 per share of common stock), resulting in an issuance of an aggregate of 166,430 shares of the Company’s common stock. The shares of the Company’s common stock issued to these holders of the 2028 Convertible Notes were issued pursuant to Section 3(a)(9) of the Securities Act. The Company did not receive any proceeds from the issuance of common stock to these holders of the 2028 Convertible Notes.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities adopted, modified or terminated by our officers and directors (each as defined in Rule 16a-1(f) of the Exchange Act) during the second quarter of 2025, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a Trading Plan).

Name and Title	Date of Adoption of Trading Plan	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan	Date Plan Terminated
S. Nicole Schaeffer Chief People Strategy Officer	06/13/2025	09/12/2025	06/30/2026	76,520	N/A

(1) A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.

On May 15, 2025, each of our officers received an annual equity grant including RSUs. In accordance with the applicable grant agreements relating to such RSUs, each of these officers entered into “sell-to-cover” arrangements that constitute “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K), requiring the pre-arranged sale of shares upon vesting to satisfy tax withholding obligations arising solely from such vesting of the RSUs and the related issuance of shares. The amount of shares to be sold to satisfy the tax withholding obligations under these arrangements is dependent on the trading price of the Company’s common stock at the time of the vesting of the RSUs. The duration of each of these arrangements is until the final vesting date of the applicable RSUs or the earlier forfeiture of unvested RSUs as set forth in the grant agreement.
ITEM 6.    EXHIBITS
Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (effective as of May 11, 2023) (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on May 11, 2023).

10.1**	Consulting Agreement, effective as of April 17, 2025, between Insmed Incorporated and J. Drayton Wise (filed herewith).

10.2**	Amendment No 2. to Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Appendix A to Insmed Incorporated's Proxy Statement on Schedule 14A, filed on April 4, 2025).

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2025 and 2024, (iii) Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL and contained in Exhibit 101.

**	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: August 7, 2025	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)