Form 10-Q
period 2025-09-30
INSMED Inc
filed 2025-10-30
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2025, there were 213,273,469 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Unless the context otherwise indicates, references in this Form 10-Q to “Insmed Incorporated” refers to Insmed Incorporated, a Virginia corporation, and the “Company,” “Insmed,” “we,” “us” and “our” refer to Insmed Incorporated together with its consolidated subsidiaries. INSMED, PULMOVANCE, ARIKAYCE, and BRINSUPRI are trademarks of Insmed Incorporated. This Form 10-Q also contains trademarks of third parties. Each trademark of another company appearing in this Form 10-Q is the property of its owner.

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$334,764	$555,030
Marketable securities	1,345,222	878,796
Accounts receivable	65,259	52,012
Inventory	120,965	98,578
Prepaid expenses and other current assets	65,597	37,245
Total current assets	1,931,807	1,621,661
Fixed assets, net	89,671	80,052
Finance lease right-of-use assets	16,239	18,273
Operating lease right-of-use assets	10,708	17,257
Intangibles, net	84,588	58,652
Goodwill	136,110	136,110
Other assets	91,613	93,226
Total assets	$2,360,736	$2,025,231
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$409,835	$285,209
Finance lease liabilities	3,246	2,961
Operating lease liabilities	4,133	9,358
Total current liabilities	417,214	297,528
Debt, long-term	539,719	1,103,382
Royalty financing agreement	163,854	161,067
Contingent consideration	259,600	144,200
Finance lease liabilities, long-term	21,595	24,064
Operating lease liabilities, long-term	7,588	9,112
Other long-term liabilities	5,595	499
Total liabilities	1,415,165	1,739,852
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 212,583,015 and 179,382,635 issued and outstanding shares at September 30, 2025 and December 31, 2024, respectively	2,126	1,794
Additional paid-in capital	6,249,654	4,645,791
Accumulated deficit	(5,308,207)	(4,359,917)
Accumulated other comprehensive gain (loss)	1,998	(2,289)
Total shareholders’ equity	945,571	285,379
Total liabilities and shareholders’ equity	$2,360,736	$2,025,231
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Product revenues, net	$142,342	$93,425	$342,580	$259,265

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	29,365	21,170	78,718	59,591
Research and development	186,415	150,809	516,182	418,640
Selling, general and administrative	186,376	118,930	488,684	318,601
Amortization of intangible assets	1,538	1,263	4,064	3,789
Change in fair value of deferred and contingent consideration liabilities	104,653	14,682	181,953	106,482
Total operating expenses	508,347	306,854	1,269,601	907,103

Operating loss	(366,005)	(213,429)	(927,021)	(647,838)

Investment income	18,289	16,982	45,420	36,050
Interest expense	(20,382)	(21,054)	(63,196)	(63,363)
Change in fair value of interest rate swap	—	(3,852)	—	(1,106)
Other (expense) income, net	(603)	1,843	(18)	474
Loss before income taxes	(368,701)	(219,510)	(944,815)	(675,783)

Provision for income taxes	1,320	1,014	3,475	2,441

Net loss	$(370,021)	$(220,524)	$(948,290)	$(678,224)

Basic and diluted net loss per share	$(1.75)	$(1.27)	$(4.89)	$(4.27)

Weighted average basic and diluted common shares outstanding	211,759	173,721	194,087	159,013

Net loss	$(370,021)	$(220,524)	$(948,290)	$(678,224)
Other comprehensive income (loss):
Foreign currency translation (losses) gains	(658)	2,872	3,826	823
Unrealized gain on marketable securities	924	505	461	469
Total comprehensive loss	$(369,755)	$(217,147)	$(944,003)	$(676,932)

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (Deficit) (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2024	166,667	$1,667	$3,943,826	$(3,903,845)	$(2,830)	$38,818
Comprehensive loss:
Net loss				(220,524)		(220,524)
Other comprehensive income					3,377	3,377
Exercise of stock options and ESPP share issuance	1,219	12	26,868			26,880
Net proceeds from issuance of common stock	5,022	50	370,928			370,978
Issuance of common stock for vesting of RSUs	1	—				—
Deferred payments for Business Acquisition and Vertuis Bio, Inc.	197	2	14,080			14,082
Issuance of common stock upon conversion of convertible notes	5,741	57	224,202			224,259
Stock-based compensation expense			25,545			25,545
Balance at September 30, 2024	178,847	$1,788	$4,605,449	$(4,124,369)	$547	$483,415

Balance at June 30, 2025	211,111	$2,111	$6,184,078	$(4,938,186)	$1,732	$1,249,735
Comprehensive loss:
Net loss				(370,021)		(370,021)
Other comprehensive income					266	266
Exercise of stock options and ESPP share issuance	1,454	14	34,399			34,413
Net payments for issuance of common stock	—	—	(256)			(256)
Issuance of common stock for vesting of RSUs	10	—				—
Issuance of common stock for vesting of PSUs	8	1				1
Stock-based compensation expense			31,433			31,433
Balance at September 30, 2025	212,583	$2,126	$6,249,654	$(5,308,207)	$1,998	$945,571

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (Deficit) (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2023	147,978	$1,480	$3,113,487	$(3,446,145)	$(745)	$(331,923)
Comprehensive loss:
Net loss				(678,224)		(678,224)
Other comprehensive income					1,292	1,292
Exercise of stock options and ESPP share issuance	4,498	45	99,458			99,503
Net proceeds from issuance of common stock	19,537	195	1,083,941			1,084,136
Issuance of common stock for vesting of RSUs	896	9				9
Deferred payments for Business Acquisition and Vertuis Bio, Inc.	197	2	14,080			14,082
Issuance of common stock upon conversion of convertible notes	5,741	57	224,202			224,259
Stock-based compensation expense			70,281			70,281
Balance at September 30, 2024	178,847	$1,788	$4,605,449	$(4,124,369)	$547	$483,415

Balance at December 31, 2024	179,383	$1,794	$4,645,791	$(4,359,917)	$(2,289)	$285,379
Comprehensive loss:
Net loss				(948,290)		(948,290)
Other comprehensive income					4,287	4,287
Exercise of stock options and ESPP share issuance	4,461	44	101,038			101,082
Issuance of common stock upon conversion of convertible notes	17,923	179	565,962			566,141
Net proceeds from issuance of common stock	8,984	90	823,192			823,282
Issuance of common stock for vesting of RSUs	1,172	12				12
Issuance of common stock for vesting of PSUs	660	7				7
Stock-based compensation expense			113,671			113,671
Balance at September 30, 2025	212,583	$2,126	$6,249,654	$(5,308,207)	$1,998	$945,571
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(948,290)	$(678,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,825	4,483
Amortization of intangible assets	4,064	3,789
Stock-based compensation expense	113,671	70,281
Amortization of debt issuance costs	4,840	5,136
Paid-in-kind interest capitalized	—	19,233
Royalty financing non-cash interest expense	15,344	14,979
Accretion of discount on marketable securities, net	(27,951)	(8,133)
Finance lease amortization expense	2,034	2,034
Non-cash operating lease expense	2,748	2,230
Change in fair value of deferred and contingent consideration liabilities	181,953	106,482
Change in fair value of interest rate swap	—	1,106
Changes in operating assets and liabilities:
Accounts receivable	(11,007)	(1,115)
Inventory	(19,755)	(14,922)
Prepaid expenses and other current assets	(27,207)	(16,981)
Other assets	9,664	5,625
Accounts payable and accrued liabilities	9,727	3,462
Other liabilities	(4,078)	(7,368)
Net cash used in operating activities	(687,418)	(487,903)
Investing activities
Purchase of fixed assets	(15,972)	(15,151)
Purchase of marketable securities	(2,092,014)	(999,782)
Maturities of marketable securities	1,654,000	300,000
Net cash used in investing activities	(453,986)	(714,933)
Financing activities
Proceeds from exercise of stock options and ESPP	101,082	99,503
Proceeds from issuance of common stock, net	823,282	1,084,136
Payments of principal of 0.75% convertible senior notes due 2028	(1,965)	—
Payments of finance lease principal	(2,185)	(1,924)
Net cash provided by financing activities	920,214	1,181,715
Effect of exchange rates on cash and cash equivalents	924	198
Net decrease in cash and cash equivalents	(220,266)	(20,923)
Cash and cash equivalents at beginning of period	555,030	482,374
Cash and cash equivalents at end of period	$334,764	$461,451
Supplemental disclosures of cash flow information:
Cash paid for interest	$41,843	$25,327
Cash paid for income taxes	$4,030	$2,251

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation
Insmed is a people-first global biopharmaceutical company striving to deliver first- and best-in-class therapies to transform the lives of patients facing serious diseases. The Company's first commercial product, ARIKAYCE, is approved in the United States (US) as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590 mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the European Commission (EC) approved ARIKAYCE for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis (CF). In March 2021, Japan's Ministry of Health, Labour and Welfare (MHLW) approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. The Company’s second commercial product, BRINSUPRI™ (brensocatib 25 mg and 10 mg tablets), an oral, once-daily treatment for non-cystic fibrosis bronchiectasis (referred to as bronchiectasis or NCFB) in adults and children 12 years and older, received US Food and Drug Administration (FDA) approval on August 12, 2025. Brensocatib is a small molecule, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), that the Company is also developing for the treatment of patients with chronic rhinosinusitis without nasal polyps (CRSsNP) and hidradenitis suppurativa (HS), which, like bronchiectasis, are neutrophil-mediated diseases.
The Company's pipeline also includes clinical-stage programs for treprostinil palmitil inhalation powder (TPIP) and INS1201, as well as pre-clinical research programs, including INS1202. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary hypertension associated with interstitial lung disease (PH-ILD) and pulmonary arterial hypertension (PAH). INS1201 is an intrathecally-delivered gene therapy for patients with Duchenne muscular dystrophy (DMD). INS1202 is an intrathecally-delivered gene therapy for patients with amyotrophic lateral sclerosis (ALS). The Company's pre-clinical research programs encompass a wide range of technologies and modalities, including gene therapy, artificial intelligence-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
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
     The Company had $334.8 million in cash and cash equivalents and $1,345.2 million in marketable securities as of September 30, 2025 and reported a net loss of $948.3 million for the nine months ended September 30, 2025. The Company has funded its operations through public offerings of equity securities, debt financings and revenue interest financings. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, brensocatib, TPIP, INS1201, INS1202 and its other pipeline programs, and commercialization and regulatory activities for ARIKAYCE and BRINSUPRI.
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
The following table presents the percentage of gross product revenue represented by the Company's three largest customers for the nine months ended September 30, 2025 and their respective percentages for the nine months ended September 30, 2024.

	Nine Months Ended September 30,
	2025	2024
Customer A	30%	31%
Customer B	26%	35%
Customer C	21%	19%
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
Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable, unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired. None of the Company's contingent consideration met the definition of a derivative as of September 30, 2025. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.
Indefinite-lived Intangible Assets—Indefinite-lived intangible assets consist of IPR&D. IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise, they are expensed. The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 2. Summary of Significant Accounting Policies (Continued)
arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance. The Company performs a qualitative test for its indefinite-lived intangible assets annually as of October 1. During the nine months ended September 30, 2025, the Company concluded that no impairment exists.
Goodwill—Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As of September 30, 2025, the Company continues to operate as one reporting unit. The Company performs an impairment test for goodwill annually as of October 1. See Note 6 - Intangibles, Net and Goodwill for further details.
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
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of our marketed products sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to royalty expenses. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Inventory used for clinical development purposes is expensed to R&D expense when consumed. Prior to FDA approval of new products, the Company expenses all inventory related costs in the period incurred.
Net Loss Per Share—Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and other dilutive securities outstanding during the period. Potentially dilutive securities from stock options, restricted stock units (RSUs), performance stock units (PSUs) and convertible debt securities would be anti-dilutive as the Company incurred a net loss. Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options and from the assumed conversion of the Company's previously outstanding convertible notes are determined based on the treasury stock method.
The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Numerator:
Net loss	$(370,021)	$(220,524)	$(948,290)	$(678,224)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	211,759	173,721	194,087	159,013
Effect of dilutive securities:
Common stock options	—	—	—	—
RSUs	—	—	—	—
PSUs	—	—	—	—
Convertible debt securities	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	211,759	173,721	194,087	159,013
Net loss per share:
Basic and diluted	$(1.75)	$(1.27)	$(4.89)	$(4.27)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of September 30, 2025 and 2024, respectively, as their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2025	2024
Common stock options	18,689	22,371
Unvested RSUs	3,887	3,375
Development milestone shares issuable	365	—
PSUs	—	665
Convertible debt securities	—	17,692
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
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of September 30, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$334.8	$334.8	$—	$—
Marketable securities	$1,345.2	$1,345.2	$—	$—
Liabilities
Contingent consideration	$302.1	$—	$—	$302.1

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)

	As of December 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$555.0	$555.0	$—	$—
Marketable securities	$878.8	$878.8	$—	$—
Liabilities
Contingent consideration	$168.9	$—	$—	$168.9
During the nine months ended September 30, 2025, $2,092.0 million of marketable securities were purchased and $1,654.0 million of marketable securities matured, each consisting of US Treasury Bills.
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2, or Level 3 during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, new Level 1 assets were added in connection with the Company's purchase of available-for-sale securities.
As of September 30, 2025, the Company held $1,345.2 million of available-for-sale securities. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets.
The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) failure of the issuer to make scheduled interest or principal payments; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the nine months ended September 30, 2025.
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
Contingent Consideration
The contingent consideration liabilities arose from the Business Acquisition in August 2021 (see Note 16 - Acquisitions). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher milestone, and net sales milestones. Upon the achievement of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 5,348,572 shares of the Company's common stock in the aggregate and AlgaeneX equityholders up to 368,867 shares of the Company's common stock in the aggregate. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. The weighted average probability of success of the remaining development and regulatory milestones was 39% as of September 30, 2025. The development and regulatory milestones, if achieved, will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation. During the third quarter of 2025, a development milestone in connection with the Motus acquisition was achieved, resulting in the issuance of 364,566 shares of the Company's common stock in

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
October 2025. The development milestone shares issuable liability is classified within accounts payable and accrued liabilities as of September 30, 2025.
If the Company were to receive a priority review voucher, the Company would be obligated to pay to the Motus equityholders a portion of the value of the priority review voucher, subject to certain reductions. The potential payout will be either 50% of the after tax net proceeds received by the Company from a sale of the priority review voucher or 50% of the average of the sales prices for the last three publicly disclosed priority review voucher sales, less certain adjustments. The fair value of the priority review voucher milestone is estimated utilizing a probability-adjusted discounted cash flow approach. This obligation will be settled in cash. On December 20, 2024, the FDA's priority review voucher program expired. As of September 30, 2025 and December 31, 2024, the Company determined that the likelihood of receiving a priority review voucher was remote and the milestone had no fair value.
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of September 30, 2025, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.
The contingent consideration liabilities have been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the inputs to the valuation approach, the estimated fair value could be significantly different than the fair value the Company determined. Contingent consideration expected to be settled within twelve months or less is classified as a current liability within accounts payable and accrued liabilities. Contingent consideration expected to be settled in more than twelve months is classified as a non-current liability. As of September 30, 2025, the fair value of the current and non-current contingent consideration was $42.5 million and $259.6 million, respectively.
A valuation of the contingent consideration liabilities is performed quarterly with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. The following significant unobservable inputs were used in the valuation of the contingent consideration liabilities as of September 30, 2025 and December 31, 2024:

	Fair Value as of September 30, 2025 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$296.7	Probability-adjusted	Probabilities of success	14% - 80%

	Fair Value as of December 31, 2024 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$166.7	Probability-adjusted	Probabilities of success	14% - 97%
The following table is a summary of the changes in the fair value of the Company's valuations for the deferred and contingent consideration liabilities for the nine months ended September 30, 2025 and 2024 (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)

	Deferred Consideration (Level 2 Liabilities)	Contingent Consideration (Level 3 Liabilities)
Balance as of December 31, 2023	$5,700	$84,600
Additions	—	—
Change in fair value	7,400	99,100
Payments	(13,100)	—
Balance as of September 30, 2024	$—	$183,700

Balance as of December 31, 2024	$—	$168,900
Additions	—	—
Change in fair value	—	181,953
Milestone met and payable	—	(48,753)
Balance as of September 30, 2025	$—	$302,100
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
Secured Senior Term Loan
The carrying value of the Company's secured senior term loans are measured at amortized cost using the effective interest method and the carrying value approximates fair value. See Note - 10 Debt for further details.
4. Product Revenues, Net
In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. At contract inception, the Company assesses the goods or services promised within each contract to determine which are performance obligations and to assess whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. For all contracts that fall into the scope of ASC 606, the Company has identified one performance obligation: the sale of its marketed products to its customers. The Company has not incurred or capitalized any incremental costs associated with obtaining contracts with customers.
Product revenues, net consist of global net sales of ARIKAYCE and US net sales of BRINSUPRI. The Company's customers in the US include specialty pharmacies and a specialty distributor. Product revenues are recognized once the Company performs and satisfies all five steps of the revenue recognition criteria described above.
The following tables present a summary of the Company's product revenues, net, by product and geography for the three and nine months ended September 30, 2025 and 2024 (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Product Revenues, Net (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ARIKAYCE
US	$73,984	$66,868	$206,942	$187,010
International	40,307	26,557	107,587	72,255
Total	$114,291	$93,425	$314,529	$259,265

BRINSUPRI
US	$28,051	$—	$28,051	$—
Total	$28,051	$—	$28,051	$—

Total
US	$102,035	$66,868	$234,993	$187,010
International	40,307	26,557	107,587	72,255
Total product revenues, net	$142,342	$93,425	$342,580	$259,265
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
Rebates: The Company contracts with certain government agencies and managed care organizations, or collectively, third-party payors, so that its marketed products will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The current liability is included in accounts payable and accrued liabilities on the consolidated balance sheets. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company's contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payor mix, and (iv) information obtained from the Company's specialty pharmacies.
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
5. Inventory
The Company's inventory balance consists of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Raw materials	$26,318	$19,682
Work-in-process	37,890	39,932
Finished goods	56,757	38,964
	$120,965	$98,578
Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company has not recorded any significant inventory write-downs. The Company currently uses a limited number of third-party contract manufacturing organizations (CMOs) to produce its inventory.
 6. Intangibles, Net and Goodwill
Intangibles, Net
Finite-lived Intangible Assets
As of September 30, 2025, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D, the milestones paid to PARI Pharma GmbH (PARI) for the license to use the Lamira® Nebulizer System (Lamira) for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively, and the milestone payable to AstraZeneca AB (AstraZeneca) as a result of the FDA approval of BRINSUPRI in August 2025. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestone-related intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years, and began amortizing its AstraZeneca milestone-related intangible asset in August 2025, over BRINSUPRI's regulatory exclusivity period of approximately 14 years. Amortization of these assets during each of the next five years is estimated to be approximately $7.2 million per year.
Indefinite-lived Intangible Assets
As of September 30, 2025, the Company's indefinite-lived intangible assets consisted of acquired IPR&D from the Business Acquisition (see Note 16 - Acquisitions). Indefinite-lived intangible assets are not amortized. A rollforward of the Company's intangible assets for the nine months ended September 30, 2025 and 2024 is as follows (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Intangibles, Net and Goodwill (Continued)

Intangible Asset	December 31, 2024	Additions	Amortization	September 30, 2025
Acquired ARIKAYCE R&D	$27,888	$—	$(3,638)	$24,250
PARI milestones	1,164	—	(151)	1,013
AstraZeneca milestone	—	30,000	(275)	29,725
Acquired IPR&D	29,600	—	—	29,600
	$58,652	$30,000	$(4,064)	$84,588

Intangible Asset	December 31, 2023	Additions	Amortization	September 30, 2024
Acquired ARIKAYCE R&D	$32,738	$—	$(3,638)	$29,100
PARI milestones	1,366	—	(151)	1,215
Acquired IPR&D	29,600	—	—	29,600
	$63,704	$—	$(3,789)	$59,915
Goodwill
The Company's goodwill balance of $136.1 million as of September 30, 2025 and December 31, 2024, resulted from the Business Acquisition. See Note 16 - Acquisitions for further details.
7. Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)	As of
Asset Description		September 30, 2025	December 31, 2024
Lab equipment	7	$34,292	$26,753
Furniture and fixtures	7	6,428	6,428
Computer hardware and software	3-5	7,628	6,485
Office equipment	7	171	171
Manufacturing equipment	7	1,336	1,336
Leasehold improvements	2-10	51,169	38,058
Construction in progress	—	45,842	51,127
		146,866	130,358
Less: accumulated depreciation		(57,195)	(50,306)
		$89,671	$80,052

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Accounts payable and other accrued operating expenses	$79,591	$73,033
Accrued clinical trial expenses	30,730	26,068
Accrued professional fees	25,776	17,895
Accrued technical operation expenses	20,227	18,388
Accrued compensation and employee related costs	69,712	80,312
Accrued royalty and milestones payable	9,372	6,324
Accrued interest payable	—	359
Revenue Interest Payments payable	4,941	4,177
Accrued sales allowances and related costs	33,026	16,762
Accrued French rebate payable	10,049	5,988
Contingent consideration	42,500	24,700
Development milestone shares issuable	48,753	—
Accrued milestone payment to AstraZeneca	30,000	—
Other accrued liabilities	5,158	11,203
	$409,835	$285,209
In August 2025, a development milestone in connection with the Motus acquisition was achieved. See Note 3 - Fair Value Measurements for further details. Also in August 2025, a $30.0 million milestone commitment became payable to AstraZeneca upon FDA approval of BRINSUPRI. See Note 6 - Intangibles, Net and Goodwill for further details.
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
The Company also records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $15.3 million and $12.3 million for the three months ended September 30, 2025 and 2024, respectively, and $21.2 million and $20.4 million for the nine months ended September 30, 2025 and 2024, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Leases (Continued)
The table below summarizes the supplemental non-cash disclosures of the Company's leases included in its consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance right-of-use assets obtained in exchange for lease obligations	$—	$—	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$1,731	$—	$1,731	$5,656
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. Costs of $66.7 million and $59.0 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively. Upon the commencement date, the Company will record an operating lease ROU asset and operating lease liability.
10. Debt
Debt, long-term consists of the following commitments as of September 30, 2025 and December 31, 2024 (in thousands):

	As of
	September 30, 2025	December 31, 2024
Convertible notes	$—	$567,164
Term Loans	539,719	536,218
Debt, long-term	$539,719	$1,103,382
Convertible Notes
In May 2021, the Company completed an underwritten public offering of $575.0 million aggregate principal amount of its 0.75% Convertible Senior Notes due 2028 (the 2028 Convertible Notes), including the exercise in full of the underwriters' option to purchase an additional $75.0 million in aggregate principal amount of 2028 Convertible Notes. The Company's net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses of $15.7 million, were approximately $559.3 million. The 2028 Convertible Notes bore interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021.
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
Amended and Restated Loan Agreement
In October 2024, the Company entered into an Amended and Restated Loan Agreement, as amended on July 10, 2025, (the A&R Loan Agreement) with BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon, and the guarantors party to such agreement. The A&R Loan Agreement amended and restated the Loan Agreement to, among other items, add an additional $150.0 million senior secured term loan tranche (the Tranche B Term Loan and, together with the Tranche A Term Loan, the Term Loans). The A&R Loan Agreement extends the maturity of the Term Loans to September 30, 2029, subject to acceleration to February 1, 2028 on the occurrence of certain prespecified events, and amends the interest rate on the Term Loans to a fixed rate of 9.6% per annum. As consideration for the provision of the Tranche B Term Loan, the Company agreed to pay Pharmakon a fee equal to 2.0% of the Tranche B Term Loan at the closing date of the Tranche B Term Loan and an additional exit fee of 2.0% of the amount of each prepayment or repayment of the Term Loans. The Term Loans will be repaid in eight equal quarterly payments starting on January 3, 2028. Net proceeds from the Tranche B Term Loan, after deducting the lenders' fees and administrative expenses of $3.7 million, were $146.3 million.

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
The following table presents the carrying value of the Company’s Term Loans balance as of September 30, 2025 and December 31, 2024 (in thousands):

	As of
	September 30, 2025	December 31, 2024
Principal	$500,000	$500,000
Paid-in-kind interest capitalized	46,770	46,770
Debt discount, net	(7,051)	(10,552)
Term Loans	$539,719	$536,218

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
As of September 30, 2025, future principal repayments of debt for each of the years through maturity were as follows (in thousands):

Year Ending December 31:
2025	$—
2026	—
2027	—
2028	341,731
2029	205,039
2030 and thereafter	—
$546,770
Interest Expense
Interest expense related to debt and finance leases for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Convertible debt contractual interest expense	$—	$1,194	$1,678	$5,319
Term Loans contractual interest expense	13,414	13,325	39,805	38,466
Royalty Financing Agreement interest expense	5,129	5,264	15,344	14,979
Amortization of debt issuance costs	1,342	1,485	4,840	5,136
Swap interest income	—	(765)	—	(2,229)
Total debt interest expense	19,885	20,503	61,667	61,671
Finance lease interest expense	497	551	1,529	1,692
Total interest expense	$20,382	$21,054	$63,196	$63,363
11. Royalty Financing Agreement
In October 2022, the Company entered into the Royalty Financing Agreement with OrbiMed. Under the Royalty Financing Agreement, OrbiMed paid the Company $150.0 million in exchange for the right to receive, on a quarterly basis, royalties in an amount equal to 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% of ARIKAYCE global net sales on or after September 1, 2025, as well as 0.75% of brensocatib global net sales (which includes global net sales of BRINSUPRI). In the event that OrbiMed has not received aggregate Revenue Interest Payments of at least $150.0 million on or prior to March 31, 2028, the Company must make a one-time payment to OrbiMed for the difference between the $150.0 million and the aggregated Revenue Interest Payments that have been paid. In addition, the royalty rate for ARIKAYCE will be increased beginning March 31, 2028 to the rate which would have resulted in aggregate Revenue Interest Payments as of March 31, 2028 equaling $150.0 million. The total Revenue Interest Payments payable by the Company to OrbiMed are capped at 1.8x of the purchase price or up to a maximum of 1.9x of the purchase price under certain conditions. Net proceeds from the Royalty Financing Agreement, after deducting the lenders' fees and deal expenses of $3.8 million, were $146.2 million. The Royalty Financing Agreement was amended in October 2024 to, among other things, amend certain restrictions on the Company’s ability to incur indebtedness.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Royalty Financing Agreement (Continued)
The following table shows the activity within the liability account for the nine-month period ended September 30, 2025 and year ended December 31, 2024 (in thousands):

	Nine Months Ended September 30, 2025	Twelve Months Ended December 31, 2024
Royalty Financing Agreement liability - beginning balance	$163,671	$158,162
Revenue Interest Payments paid and payable	(12,950)	(14,535)
Interest expense recognized	15,344	20,044
Royalty Financing Agreement liability - ending balance	$166,065	$163,671
Royalty issuance costs, unamortized - beginning balance	$(2,604)	$(3,128)
Amortization of issuance costs	393	524
Royalty issuance costs, unamortized - ending balance	$(2,211)	$(2,604)
Royalty Financing Agreement	$163,854	$161,067

The Revenue Interest Payments payable in connection with the Royalty Financing Agreement were $4.9 million and $4.2 million as of September 30, 2025 and December 31, 2024, respectively, which were recorded within accounts payable and accrued expenses on the consolidated balance sheet. Non-cash interest expense is recorded within interest expense in the consolidated statements of comprehensive loss.
12. Shareholders' Equity
Common Stock—As of September 30, 2025, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 212,583,015 shares of common stock issued and outstanding. In addition, as of September 30, 2025, the Company had reserved 18,689,214 shares of common stock for issuance upon the exercise of outstanding stock options, and 3,887,249 shares of common stock for issuance upon the vesting of RSUs. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions. The shares of the Company’s common stock reserved in connection with the Motus acquisition were partly issued as acquisition consideration at closing and on the first, second and third anniversaries of the closing date of the acquisition, subject to certain reductions. During the third quarter of 2025, a development milestone in connection with the Motus acquisition was achieved resulting in the issuance of 364,566 shares of the Company's common stock in October 2025. Additional shares of the Company's common stock will also be issued upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions.
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
In June 2025, the Company completed an underwritten offering of 8,984,375 shares of the Company's common stock at a public offering price of $96.00 per share. 1,171,875 of the shares of common stock were issued pursuant to the exercise in full of the underwriters' option to purchase additional shares. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and estimated offering expenses of $39.2 million, were $823.3 million.
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
In the first quarter of 2024, the Company entered into a sales agreement with Leerink Partners LLC (Leerink Partners) to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $500.0 million, from time to time, through an “at the market” equity offering program (the ATM program), under which Leerink Partners acted as sales agent. During the year ended December 31, 2024, the Company issued and sold an aggregate of 5,022,295 shares of common stock

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Shareholders' Equity (Continued)
through the ATM program at a weighted-average public offering price of $75.64 per share and received net proceeds of $371.3 million. In November 2024, the Company terminated the sales agreement.
Preferred Stock—As of September 30, 2025, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.
13. Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated Amended and Restated 2019 Incentive Plan (the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders on May 13, 2023. The 2019 Incentive Plan replaced the Insmed Incorporated 2019 Incentive Plan, as amended, pursuant to which the Company was authorized to grant incentive awards up to an aggregate of 13,750,000 shares. At the Company’s 2023 Annual Meeting of Shareholders, in connection with approval of the 2019 Incentive Plan, the Company's shareholders approved the issuance of an additional 10,500,000 shares under the 2019 Incentive Plan. At the Company's 2024 Annual Meeting of Shareholders, the Company's shareholders approved Amendment No. 1 to the 2019 Incentive Plan, which provides for the issuance of an additional 3,000,000 shares under the plan. At the Company's 2025 Annual Meeting of Shareholders, the Company's shareholders approved Amendment No. 2 to the 2019 Incentive Plan, which provides for the issuance of an additional 10,000,000 shares under the 2019 Incentive Plan. As of September 30, 2025, 11,919,435 shares remain available for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on April 3, 2029, unless it is extended or terminated earlier pursuant to its terms.
In addition, from time to time, the Company makes inducement grants of stock options to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. The Company granted inducement stock options covering 475,754 shares of the Company's common stock to new employees during the nine months ended September 30, 2025. In February 2025, the Company adopted the Insmed Incorporated 2025 Inducement Plan, under which the Company is authorized to grant a variety of inducement awards, including stock options and RSUs, up to an aggregate of 1,000,000 shares, as an inducement to become an employee of the Company or any of its subsidiaries. 253,004 shares of the Company's common stock have been granted from the Insmed Incorporated 2025 Inducement Plan as of September 30, 2025.
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
Stock Options—As of September 30, 2025, there was $150.8 million of unrecognized compensation expense related to unvested stock options. As of September 30, 2025, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria.
Restricted Stock Units—As of September 30, 2025, there was $146.9 million of unrecognized compensation expense related to unvested RSU awards.
Performance Stock Units—As of September 30, 2025, there were no unvested PSUs outstanding. The PSUs were subject to two performance conditions based on brensocatib milestones, both of which had been achieved as of March 31, 2025, and a service condition, 3 years of continued employment. The Company achieved the first performance condition by issuing a press release announcing certain topline results from the ASPEN trial by June 30, 2024. The Company achieved the second performance condition in February 2025 upon the FDA's notification that the new drug application (NDA) had been accepted for brensocatib. During the second quarter of 2024, the Company's total shareholder return was compared to the Company's Peer Group and the payout of the awards was determined to be 250% of the target. During the nine months ended September 30, 2025, 660,466 shares were issued upon vesting of the PSUs and $10.3 million of stock-based compensation expense was recognized.
The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options, RSUs, PSUs and the ESPP during the three and nine months ended September 30, 2025 and 2024 (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$15,399	$12,586	$48,749	$34,222
Selling, general and administrative expenses	16,034	12,959	64,922	36,059
Total stock-based compensation expense	$31,433	$25,545	$113,671	$70,281
14. Income Taxes
The Company recorded a provision for income taxes of $1.3 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $3.5 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively. The provisions recorded for the three and nine months ended September 30, 2025 and 2024 are primarily a result of certain of the Company's international subsidiaries, which had taxable income during the periods. Additionally, the Company is impacted by certain state taxes which effectively impose income tax on modified gross revenues. In jurisdictions where the Company has net losses, there was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.
The Company is subject to US federal, state and international income taxes and the statute of limitations for tax audit is open for the Company’s federal tax returns for the years ended 2021 and later, generally open for certain states for the years 2020 and later, and generally open for international jurisdictions for the years 2019 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of September 30, 2025 and December 31, 2024, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of September 30, 2025 and December 31, 2024 or the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2025 and 2024. The Company has not recorded any accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material changes in the amount of unrecognized tax positions over the next twelve months.
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
15. Commitments and Contingencies
Rent expense charged to operations was $3.5 million and $3.0 million for the three months ended September 30, 2025 and 2024, respectively, and $10.3 million and $8.9 million for the nine months ended September 30, 2025 and 2024, respectively.
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
16. Acquisitions
Business Combination

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Acquisitions (Continued)
On August 4, 2021, the Company acquired all of the equity interests of Motus and AlgaeneX, each a privately held, pre-clinical stage company. In connection with the closing of the Company’s acquisition of Motus, the Company issued an aggregate of 2,889,367 shares of the Company’s common stock, following certain closing-related reductions, to Motus’s former stockholders and option holders and certain individuals who are entitled to receive a portion of the acquisition consideration (collectively, Motus equityholders), subject to certain adjustments. The Company was obligated to issue to Motus equityholders an aggregate of 184,433 shares of the Company’s common stock on each of the first, second and third anniversaries of the closing date. During August 2022, August 2023 and August 2024, the Company fulfilled the payments due on the first, second and third anniversaries of the closing date by issuing 171,427 shares, 177,203 shares and 182,182 shares of the Company's common stock, respectively, after certain reductions. During the third quarter of 2025, a development milestone in connection with the Motus acquisition was achieved resulting in the issuance of 364,566 shares of the Company's common stock in October 2025. Following such issuance, the Company is obligated to issue to the Motus equityholders up to 4,979,705 additional shares in the aggregate upon the achievement of the remaining development and regulatory milestone events, and to pay to the Motus equityholders an aggregate of $35 million upon the achievement of certain net sales-based milestones and a portion of the value of a priority review voucher (to the extent issued to the Company), in each case, subject to certain reductions.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Segment Reporting (Continued)
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
Segment loss, including significant segment expenses, for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenues, net	$142,342	$93,425	$342,580	$259,265
Less:
Cost of product revenues (excluding amortization of intangible assets)	29,365	21,170	78,718	59,591
ARIKAYCE external R&D expenses	9,214	16,370	32,338	45,192
Brensocatib external R&D expenses	19,355	17,288	73,576	74,612
TPIP external R&D expenses	28,754	16,635	58,556	45,190
Other external R&D expenses	36,579	26,919	93,107	55,111
R&D compensation and benefit-related expenses	63,817	50,778	173,764	136,146
SG&A compensation and benefit-related expenses	62,287	47,578	168,443	115,250
Other segment items(a)	150,930	94,721	398,275	261,889
Depreciation	2,458	1,459	6,825	4,483
Amortization of intangible assets	1,538	1,263	4,064	3,789
Change in fair value of deferred and contingent consideration liabilities	104,653	14,682	181,953	106,482
Investment income	(18,289)	(16,982)	(45,420)	(36,050)
Interest expense	20,382	21,054	63,196	63,363
Provision for income taxes	1,320	1,014	3,475	2,441
Segment net loss	$(370,021)	$(220,524)	$(948,290)	$(678,224)

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
                  Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
•failure to continue to successfully commercialize ARIKAYCE in the US, Europe or Japan (amikacin liposome inhalation suspension, Liposomal 590 mg Nebuliser Dispersion, and amikacin sulfate inhalation drug product, respectively) or failure to successfully commercialize BRINSUPRI in the US, or to maintain US, European or Japanese approval for ARIKAYCE or US approval for BRINSUPRI;
•our inability to obtain full approval of ARIKAYCE from the FDA, including the risk that we will not successfully or in a timely manner complete the confirmatory post-marketing clinical trial required for full approval of ARIKAYCE, or our failure to obtain regulatory approval to expand ARIKAYCE’s indication to a broader patient population;
•failure to obtain, or delays in obtaining, regulatory approvals for our product candidates in the US, Europe or Japan, for ARIKAYCE outside the US, Europe or Japan, including separate regulatory approval for Lamira in each market and for each usage, or for brensocatib in Europe or Japan;
•failure to successfully commercialize our product candidates, if approved by applicable regulatory authorities, or to maintain applicable regulatory approvals for such product candidates, if approved;
•uncertainties or changes in the degree of market acceptance of our marketed products or, if approved, our product candidates, by physicians, patients, third-party payors and others in the healthcare community;
•our inability to obtain and maintain adequate reimbursement from government or third-party payors for our marketed products or, if approved, our product candidates, or acceptable prices for our marketed products or, if approved, our product candidates;
•inaccuracies in our estimates of the size of the potential markets for our marketed products and our product candidates or in data we have used to identify physicians, expected rates of patient uptake, duration of expected treatment, or expected patient adherence or discontinuation rates;
•failure of third parties on which we are dependent to manufacture sufficient quantities of our marketed products and our product candidates for commercial or clinical needs, as applicable, to conduct our clinical trials, or to comply with our agreements or laws and regulations that impact our business;
•the risks and uncertainties associated with, and the perceived benefits of, our senior secured loan with certain funds managed by Pharmakon and our royalty financing with OrbiMed, including our ability to maintain compliance with the covenants in the agreements for the senior secured loan and royalty financing and the impact of the restrictions on our operations under these agreements;
•our inability to create or maintain an effective direct sales and marketing infrastructure or to partner with third parties that offer such an infrastructure for distribution of our marketed products or any of our product candidates that are approved in the future;
•failure to successfully conduct future clinical trials for our marketed products or our product candidates and our potential inability to enroll or retain sufficient patients to conduct and complete the trials or generate data necessary for regulatory approval of our product candidates or to permit the use of ARIKAYCE in the broader population of patients with MAC lung disease, among other things;
•development of unexpected safety or efficacy concerns related to our marketed products or our product candidates;
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
•restrictions or other obligations imposed on us by agreements related to our marketed products or our product candidates, including our license agreements with PARI and AstraZeneca, and failure to comply with our obligations under such agreements;
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
OVERVIEW
We are a people-first global biopharmaceutical company striving to deliver first- and best-in-class therapies to transform the lives of patients facing serious diseases. Our first commercial product, ARIKAYCE, was approved in the US in September 2018, in the European Union (EU) in October 2020 and in Japan in March 2021. Our second commercial product, BRINSUPRI (brensocatib 25 mg and 10 mg tablets), an oral, once-daily treatment for NCFB, was approved in the US in August 2025. Brensocatib is a small molecule, reversible inhibitor of DPP1, which we are also developing for the treatment of patients with CRSsNP and HS, which are additional neutrophil-mediated diseases other than bronchiectasis. Our pipeline also includes the clinical-stage programs TPIP and INS1201, as well as pre-clinical research programs including INS1202. TPIP is an inhaled formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PH-ILD and PAH. INS1201 is an intrathecally-delivered gene therapy for patients with DMD. INS1202 is an intrathecally-delivered gene therapy for patients with ALS. Our pre-clinical research programs encompass a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
Prior to 2019, we had not generated significant revenue and, through September 30, 2025, we had an accumulated deficit of $5.3 billion. We have financed our operations primarily through the public offerings of our equity securities, debt financings and revenue interest financings. Although it is difficult to predict our future funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and marketable securities as of September 30, 2025 will enable us to fund our operations for at least the next 12 months.
Our ability to reduce our operating loss and begin to generate positive cash flow from operations depends on the continued success in commercializing our marketed products and achieving positive results from the ARIKAYCE confirmatory clinical trial program in order to obtain full approval of ARIKAYCE in the US and potentially reach more patients. Our continued success also depends on successfully commercializing BRINSUPRI, obtaining regulatory approval for brensocatib in additional indications, bringing additional clinical stage products to market, such as TPIP and INS1201, and advancement of our pre-clinical research programs, including INS1202. We expect to continue to incur substantial expenses related to our research and development activities as we continue the ARIKAYCE confirmatory clinical program, conduct studies to explore the potential of brensocatib in CRSsNP and HS, conduct trials of TPIP in PAH and PH-ILD, and fund development of our pre-clinical research programs. We also expect to continue to incur significant costs related to the commercialization of our marketed products and commercial activities as we launch BRINSUPRI for patients with bronchiectasis. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products; the scope and progress of our research and development efforts; and the timing of certain expenses. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such products and whether or when we may become profitable.
The information below summarizes our updates and anticipated near-term milestones for our marketed products and our product candidates.
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
Brensocatib (including BRINSUPRI)
•In August 2025, BRINSUPRI (brensocatib 25 mg and 10 mg tablets), an oral, once-daily treatment for NCFB in adults and children 12 years and older, was approved in the US by the FDA. We launched BRINSUPRI in the US in the third quarter of 2025.

•Regulatory submissions for brensocatib in the EU, the UK and Japan have been accepted. In October 2025, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) adopted a positive opinion recommending approval of BRINSUPRI (brensocatib 25mg tablets). We anticipate commercial launches for each territory in 2026, pending approval.
•We completed enrollment in and anticipate reporting topline data from the Phase 2b study of brensocatib in patients with CRSsNP, which we refer to as the BiRCh trial, by early January of 2026.
•We completed enrollment in the Phase 2b study of brensocatib in patients with HS, which we refer to as the CEDAR trial. We anticipate topline data in the first half of 2026.
TPIP
•In May 2024, we reported topline safety data and certain exploratory efficacy endpoints from the Phase 2a study of TPIP in patients with PH-ILD. We anticipate initiating PALM-ILD, a Phase 3 study of TPIP in patients with PH-ILD in the fourth quarter of 2025.
•In June 2025, we announced positive topline results from the Phase 2b study of TPIP in patients with PAH. The study met its primary endpoint and secondary efficacy endpoints. We plan to initiate a Phase 3 study in patients with PAH in early 2026.
•Additional Phase 3 studies of TPIP are anticipated to be initiated in progressive pulmonary fibrosis (PPF) and idiopathic pulmonary fibrosis (IPF) in the second half of 2026.
Gene Therapy
•In the fourth quarter of 2024, we received clearance from the FDA for our investigational new drug (IND) application for INS1201, an intrathecally-delivered gene therapy for patients with DMD. We have initiated a Phase 1 study of INS1201, which we refer to as the ASCEND trial.
•In the third quarter of 2025, we received clearance from the FDA for our IND application for INS1202, an intrathecally-delivered gene therapy for patients with ALS.
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

Our Strategy
We strive to develop and commercialize first- and best-in-class therapies that serve patient communities where the need is greatest. Our first product, ARIKAYCE, is approved in the US as ARIKAYCE® (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with refractory MAC lung disease. Our second commercial product, BRINSUPRI, was approved in the US in August 2025 for the treatment of NCFB. Regulatory submissions for brensocatib in the EU, the UK and Japan have been accepted. Our product candidates are brensocatib, which we are also developing for patients with neutrophil-mediated diseases other than bronchiectasis, TPIP, our Phase 2 product candidate that may offer a differentiated product profile for patients with PH-ILD and PAH, INS1201, our intrathecally-delivered gene therapy product candidate for patients with DMD, and INS1202, our intrathecally-delivered gene therapy product candidate for patients with ALS. We are also advancing our pre-clinical research programs encompassing a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
Our key priorities are as follows:
•Ensure successful US commercial launch of BRINSUPRI;
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
Regulatory Pathway Outside of the US
In October 2020, the EC granted marketing authorization for ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. ARIKAYCE can now be prescribed for patients across the EU countries as well as in the UK. ARIKAYCE is reimbursed nationally in France, Belgium, the Netherlands, the UK and Ireland. We have worked with the German National Association of Statutory Health Insurance Funds towards an agreement on the price of ARIKAYCE that would allow us to better serve the needs of patients in Germany; however, since we have been unable to reach an agreement, patient supply of ARIKAYCE in Germany was enabled by import from other EU countries in September 2022. We are working to ensure an uninterrupted supply of ARIKAYCE for patients in Germany and to provide physicians and pharmacists the information they need to obtain ARIKAYCE for their patients through the importation pathway. In January 2023, we agreed upon reimbursement terms with the French authorities. To date, we have been unable to reach an acceptable agreement of a nationally reimbursed price with the Italian Medicines Agency; however, ARIKAYCE remains commercially available for physicians to prescribe in Italy under Class C, where we set the price and funding is agreed locally.
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
BRINSUPRI
BRINSUPRI (brensocatib 25 mg and 10 mg tablets), an oral, once-daily treatment for NCFB in adults and children 12 years and older, was approved in the US by the FDA in August 2025.
Brensocatib is a small molecule, reversible inhibitor of DPP1, which we licensed from AstraZeneca in October 2016. DPP1 is an enzyme responsible for activating neutrophil serine proteases (NSPs) in neutrophils when they are formed in the bone marrow. Neutrophils are the most common type of white blood cell and play an essential role in pathogen destruction and inflammatory mediation. Neutrophils contain the NSPs (including neutrophil elastase, proteinase 3, and cathepsin G) that have been implicated in a variety of inflammatory diseases. In chronic inflammatory lung diseases, neutrophils accumulate in the airways and result in excessive active NSPs that cause lung destruction and inflammation. Brensocatib may decrease the damaging effects of inflammatory diseases such as bronchiectasis by inhibiting DPP1 and its activation of NSPs.
In June 2020, the FDA granted breakthrough therapy designation for brensocatib for the treatment of adult patients with NCFB for reducing exacerbations. The FDA's breakthrough therapy designation is designed to expedite the development and review of therapies that are intended to treat serious or life-threatening diseases and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy. The benefits of breakthrough therapy designation include more frequent communication and meetings with the FDA, eligibility for rolling and priority review, intensive guidance on an efficient drug development program, and organizational commitment from the FDA involving senior managers. In November 2020, brensocatib was granted access to the PRIME scheme from the EMA for patients with NCFB.
In October 2021, the EMA’s Paediatric Committee approved the brensocatib Pediatric Investigational Plan for the treatment of patients with NCFB. As a result, the ASPEN trial included 41 adolescent patients between ages 12 to 17, which will fulfill the pediatric study requirements to support marketing applications in this patient population in the US, Europe and Japan.
In October 2025, CHMP of the EMA adopted a positive opinion recommending approval of BRINSUPRI (brensocatib 25mg tablets).
The WILLOW Study
The WILLOW study was a randomized, double-blind, placebo-controlled, parallel-group, multi-center, multi-national, Phase 2b study to assess the efficacy, safety and tolerability, and pharmacokinetics of brensocatib administered once daily for 24 weeks in patients with NCFB. The WILLOW study was conducted at 116 sites and enrolled 256 adult patients diagnosed with NCFB who had at least two documented pulmonary exacerbations in the 12 months prior to screening. Patients were randomized 1:1:1 to receive either 10 mg or 25 mg of brensocatib or matching placebo. The primary efficacy endpoint was the time to first pulmonary exacerbation over the 24-week treatment period in the brensocatib arms compared to the placebo arm.
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
ASPEN Safety Information and Efficacy Data
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
Product Pipeline

Brensocatib
We are conducting further studies to explore the potential of brensocatib in CRSsNP and HS, which are additional neutrophil-mediated diseases. CRSsNP currently has one approved pharmacological therapy (corticosteriod nasal spray); however, many patients do not respond to corticosteroids or endoscopic sinus surgery. The Phase 2b BiRCh trial of brensocatib in patients with CRSsNP is underway, with enrollment of 288 patients completed. We anticipate reporting topline data from the BiRCh trial by early January of 2026. We completed enrollment of the Phase 2b study of brensocatib in patients with HS. We anticipate topline data in the first half of 2026.
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
In May 2024, we reported topline safety data and certain exploratory efficacy endpoints from the Phase 2a study of TPIP in patients with PH-ILD. We anticipate initiating PALM-ILD, a Phase 3 study of patients with PH-ILD, in the fourth quarter of 2025.
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
Based on these results, we plan to initiate a Phase 3 trial in patients with PAH in early 2026. Additional Phase 3 studies of TPIP are anticipated to be initiated in PPF and IPF in the second half of 2026.
Gene Therapy
In the fourth quarter of 2024, we received clearance from the FDA for our IND application for INS1201, a microdystrophin adeno-associated virus gene replacement therapy for patients with DMD. Administered intrathecally, this approach has the potential to target both skeletal and cardiac muscles at lower doses than intravenous DMD gene therapies. We have initiated a Phase 1 study of INS1201, which we refer to as the ASCEND trial.
In the third quarter of 2025, we received clearance from the FDA for our IND application for INS1202, an intrathecally-delivered gene therapy for patients with ALS.
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
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Product Revenues, Net
Product revenues, net, consist of net sales of ARIKAYCE and BRINSUPRI. We recognize revenue for product received by our customers net of allowances for customer credits, including prompt pay discounts, service fees, estimated rebates, including government rebates, such as Medicaid rebates and Medicare Part D coverage gap reimbursements in the US, and chargebacks.
Cost of Product Revenues (Excluding Amortization of Intangible Assets)
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE and BRINSUPRI sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to royalty expenses.
Research and Development Expenses
R&D expenses consist of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions, including medical affairs and program management. R&D expenses also includes other internal operating expenses, the cost of manufacturing product candidates, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting pre-clinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), such as brensocatib, and may include the cost of asset acquisitions. Our R&D expenses related to manufacturing our product candidates and medical devices for clinical study are primarily related to activities at CMOs that manufacture our product candidates and early-stage research activities. Our R&D expenses related to clinical trials are primarily related to activities at contract research organizations (CROs) that conduct and manage clinical trials on our behalf. These contracts with CROs set forth the scope of work to be completed at a fixed fee or amount per patient enrolled. Payments under these contracts with CROs primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Deposits for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed.
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
Amortization of Intangible Assets
Upon commercialization of ARIKAYCE and BRINSUPRI, we began amortizing our intangible assets over their estimated useful lives. The fair values assigned to our intangible assets are based on estimates and assumptions we believe are reasonable based on available facts and circumstances. Unanticipated events or circumstances may occur that require us to review the assets for impairment.
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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2025 and 2024
Overview - Operating Results
Our operating results for the three months ended September 30, 2025, included the following:
•Product revenues, net, increased $48.9 million, or 52.4%, as compared to the same period in the prior year as a result of US sales of BRINSUPRI and the growth in global ARIKAYCE sales;
•Cost of product revenues (excluding amortization of intangible assets) increased $8.2 million, or 38.7%, as compared to the same period in the prior year primarily as a result of the growth in sales discussed above;
•R&D expenses increased $35.6 million, or 23.6%, as compared to the same period in the prior year primarily as a result of increases in compensation and benefit-related expenses and stock-based compensation costs;
•SG&A expenses increased $67.4 million, or 56.7%, as compared to the same period in the prior year primarily as a result of increases in professional fees and other external expenses;
•Amortization of intangible assets increased $0.3 million as compared to the same period in the prior year due to the AstraZeneca milestone achieved upon FDA approval of BRINSUPRI in August of 2025;
•Change in fair value of deferred and contingent consideration liabilities increased $90.0 million, or 612.8%, primarily as a result of the relative increase in our share price in 2025 as compared to the same period in 2024;

•Investment income increased $1.3 million, or 7.7%, as compared to the same period in the prior year primarily as a result of the increase in our average cash and cash equivalents and marketable securities balances; and
•Interest expense decreased $0.7 million, or 3.2%, as compared to the same period in the prior year primarily due to the redemption of the 2028 Convertible Notes.
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE and BRINSUPRI. The following tables summarize revenue by product and geography for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2025	2024	$	%
ARIKAYCE
US	$73,984	$66,868	$7,116	10.6%
International	40,307	26,557	13,750	51.8%
Total	$114,291	$93,425	$20,866	22.3%

BRINSUPRI
US	$28,051	$—	$28,051	NA
Total	$28,051	$—	$28,051	NA

Total
US	$102,035	$66,868	$35,167	52.6%
International	40,307	26,557	13,750	51.8%
Total product revenues, net	$142,342	$93,425	$48,917	52.4%
Product revenues, net, for the three months ended September 30, 2025 were $142.3 million as compared to $93.4 million for the same period in 2024, an increase of $48.9 million, or 52.4%. This increase was a result of $28.1 million of US commercial sales of BRINSUPRI following FDA approval in August 2025 and a 22.3% growth in sales of ARIKAYCE globally, driven primarily by a 51.8% growth in international sales.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the three months ended September 30, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2025	2024	$	%
Cost of product revenues (excluding amortization of intangible assets)	$29,365	$21,170	$8,195	38.7%
Cost of product revenues, as % of revenues	20.6%	22.7%
Cost of product revenues (excluding amortization of intangible assets) were $29.4 million for the three months ended September 30, 2025 as compared to $21.2 million for the same period in 2024, an increase of $8.2 million, or 38.7%. This increase was primarily attributable to the increase in total product revenues discussed above. Cost of product revenues as a percent of revenues decreased in the current period due to sales of BRINSUPRI, which has a lower manufacturing cost than ARIKAYCE.
All product costs incurred prior to FDA approval of BRINSUPRI on August 12, 2025 were expensed as R&D expenses. We expect our cost of product revenues (excluding amortization of intangible assets) to benefit during 2025 and 2026, as we sell through inventory that was expensed prior to FDA approval of BRINSUPRI.
R&D Expenses
R&D expenses for the three months ended September 30, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2025	2024	$	%
External Expenses
Clinical development and research	$46,457	$39,117	$7,340	18.8%
Manufacturing	37,415	31,562	5,853	18.5%
Regulatory, quality assurance, and medical affairs	10,030	6,533	3,497	53.5%
Subtotal—external expenses	$93,902	$77,212	$16,690	21.6%
Internal Expenses
Compensation and benefit-related expenses	$63,817	$50,778	$13,039	25.7%
Stock-based compensation	15,399	12,586	2,813	22.4%
Other internal operating expenses	13,297	10,233	3,064	29.9%
Subtotal—internal expenses	$92,513	$73,597	$18,916	25.7%
Total R&D expenses	$186,415	$150,809	$35,606	23.6%
R&D expenses were $186.4 million for the three months ended September 30, 2025 as compared to $150.8 million for the same period in 2024, an increase of $35.6 million, or 23.6%. This increase was primarily due to a $15.9 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount, a $7.3 million increase in clinical development and research costs, and a $5.9 million increase in manufacturing costs.
External R&D expenses by product for the three months ended September 30, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2025	2024	$	%
ARIKAYCE external R&D expenses	$9,214	$16,370	$(7,156)	(43.7)%
Brensocatib external R&D expenses	19,355	17,288	2,067	12.0%
TPIP external R&D expenses	28,754	16,635	12,119	72.9%
Other external R&D expenses	36,579	26,919	9,660	35.9%
Total external R&D expenses	$93,902	$77,212	$16,690	21.6%
SG&A Expenses
SG&A expenses for the three months ended September 30, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2025	2024	$	%
Compensation and benefit-related expenses	$62,287	$47,578	$14,709	30.9%
Stock-based compensation	16,034	12,959	3,075	23.7%
Professional fees and other external expenses	83,447	42,204	41,243	97.7%
Facility related and other internal expenses	24,608	16,189	8,419	52.0%
Total SG&A expenses	$186,376	$118,930	$67,446	56.7%
SG&A expenses were $186.4 million for the three months ended September 30, 2025 as compared to $118.9 million for the same period in 2024, an increase of $67.4 million, or 56.7%. This increase was primarily due to a $41.2 million increase in professional fees and other external expenses and a $17.8 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount, both driven by commercial readiness and commercial activities for BRINSUPRI.

Amortization of Intangible Assets
Amortization of intangible assets was $1.5 million for the three months ended September 30, 2025 as compared to $1.3 million for the same period in 2024, an increase of $0.3 million. This increase was due to amortization of the AstraZeneca milestone achieved upon FDA approval of BRINSUPRI in August of 2025.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration liabilities for the three months ended September 30, 2025 was $104.7 million and was primarily due to the increase in our share price. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the businesses we acquired.
Investment Income
Investment income was $18.3 million for the three months ended September 30, 2025 as compared to $17.0 million for the same period in 2024, an increase of $1.3 million, or 7.7%. This increase was primarily due to an increase in our average cash and cash equivalents and marketable securities balances in the 2025 period relative to the same period in 2024.
Interest Expense
Interest expense for the three months ended September 30, 2025 was $20.4 million as compared to $21.1 million for the same period in 2024, a decrease of $0.7 million, or 3.2%. This decrease was primarily due to the redemption of the 2028 Convertible Notes in the second quarter of 2025. See Note 10 - Debt and Note 11 - Royalty Financing Agreement in this Quarterly Report on Form 10-Q for further details.
Change in Fair Value of Interest Rate Swap
Prior to settlement and termination of the Swap Contract in October 2024, the change in fair value of interest rate swap was due to changes in interest rates during 2024 relative to the interest rate of the Swap Contract as of September 30, 2024.
RESULTS OF OPERATIONS
Comparison of the Nine Months Ended September 30, 2025 and 2024
Overview - Operating Results
Our operating results for the nine months ended September 30, 2025, included the following:
•Product revenues, net, increased $83.3 million, or 32.1%, as compared to the same period in the prior year as a result of the growth in global ARIKAYCE sales and US sales of BRINSUPRI;
•Cost of product revenues (excluding amortization of intangible assets) increased $19.1 million, or 32.1%, as compared to the same period in the prior year primarily as a result of the growth in sales discussed above;
•R&D expenses increased $97.5 million, or 23.3%, as compared to the same period in the prior year primarily as a result of increases in compensation and benefit-related expenses and stock-based compensation costs;
•SG&A expenses increased $170.1 million, or 53.4%, as compared to the same period in the prior year primarily as a result of increases in compensation and benefit-related expenses and stock-based compensation costs;
•Amortization of intangible assets increased $0.3 million as compared to the same period in the prior year due to the AstraZeneca milestone achieved upon FDA approval of BRINSUPRI in August of 2025
•Change in fair value of deferred and contingent consideration liabilities increased $75.5 million, or 70.9%, primarily as a result of the relative increase in our share price in 2025 as compared to the same period in 2024;
•Investment income increased $9.4 million, or 26.0%, as compared to the same period in the prior year primarily as a result of the increase in our average cash and cash equivalents and marketable securities balances; and
•Interest expense decreased $0.2 million, or 0.3%, as compared to the same period in the prior year.

Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE and BRINSUPRI. The following table summarizes revenue by product and geography for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2025	2024	$	%
ARIKAYCE
US	$206,942	$187,010	$19,932	10.7%
International	107,587	72,255	35,332	48.9%
Total	$314,529	$259,265	$55,264	21.3%

BRINSUPRI
US	$28,051	$—	$28,051	NA
Total	$28,051	$—	$28,051	NA

Total
US	$234,993	$187,010	$47,983	25.7%
International	107,587	72,255	35,332	48.9%
Total product revenues, net	$342,580	$259,265	$83,315	32.1%
Product revenues, net, for the nine months ended September 30, 2025 were $342.6 million as compared to $259.3 million for the same period in 2024, an increase of $83.3 million, or 32.1%. This increase was a result of the 21.3% growth in sales of ARIKAYCE globally, and $28.1 million of US sales of BRINSUPRI following FDA approval in August 2025.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the nine months ended September 30, 2025 and 2024 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2025	2024	$	%
Cost of product revenues (excluding amortization of intangible assets)	$78,718	$59,591	$19,127	32.1%
Cost of product revenues, as % of revenues	23.0%	23.0%
Cost of product revenues (excluding amortization of intangible assets) were $78.7 million for the nine months ended September 30, 2025 as compared to $59.6 million for the same period in 2024, an increase of $19.1 million, or 32.1%. This increase was primarily attributable to the increase in total product revenues discussed above.
R&D Expenses
R&D expenses for the nine months ended September 30, 2025 and 2024 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2025	2024	$	%
External Expenses
Clinical development and research	$128,245	$126,766	$1,479	1.2%
Milestone payment to AstraZeneca	—	12,500	(12,500)	(100.0)%
Manufacturing	100,832	62,025	38,807	62.6%
Regulatory, quality assurance, and medical affairs	28,500	18,814	9,686	51.5%
Subtotal—external expenses	$257,577	$220,105	$37,472	17.0%
Internal Expenses
Compensation and benefit-related expenses	$173,764	$136,146	$37,618	27.6%
Stock-based compensation	48,749	34,222	14,527	42.4%
Other internal operating expenses	36,092	28,167	7,925	28.1%
Subtotal—internal expenses	$258,605	$198,535	$60,070	30.3%
Total R&D expenses	$516,182	$418,640	$97,542	23.3%
R&D expenses were $516.2 million for the nine months ended September 30, 2025 as compared to $418.6 million for the same period in 2024, an increase of $97.5 million, or 23.3%. This increase was primarily due to a $52.1 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount and a $38.8 million increase in manufacturing expenses, partially offset by a $12.5 million milestone payment to AstraZeneca in 2024.
External R&D expenses by product for the nine months ended September 30, 2025 and 2024 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2025	2024	$	%
ARIKAYCE external R&D expenses	$32,338	$45,192	$(12,854)	(28.4)%
Brensocatib external R&D expenses	73,576	74,612	(1,036)	(1.4)%
TPIP external R&D expenses	58,556	45,190	13,366	29.6%
Other external R&D expenses	93,107	55,111	37,996	68.9%
Total external R&D expenses	$257,577	$220,105	$37,472	17.0%
We expect R&D expenses to increase in 2025 relative to 2024 primarily due to our clinical trial activities, manufacturing costs and related spend, including our confirmatory clinical trial of ARIKAYCE in a treatment setting for patients with MAC lung disease, our TPIP and brensocatib clinical trials, and other research efforts for our product candidates.
SG&A Expenses
SG&A expenses for the nine months ended September 30, 2025 and 2024 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2025	2024	$	%
Compensation and benefit-related expenses	$168,443	$115,250	$53,193	46.2%
Stock-based compensation	64,922	36,059	28,863	80.0%
Professional fees and other external expenses	190,813	121,898	68,915	56.5%
Facility related and other internal expenses	64,506	45,394	19,112	42.1%
Total SG&A expenses	$488,684	$318,601	$170,083	53.4%
SG&A expenses were $488.7 million for the nine months ended September 30, 2025 as compared to $318.6 million for the same period in 2024, an increase of $170.1 million, or 53.4%. This increase was primarily due to an $82.1 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount and a $68.9 million increase in professional fees and other external expenses, both driven by commercial readiness and commercial activities for BRINSUPRI. We expect SG&A expenses to increase in 2025 relative to 2024 due, in part, to commercial readiness and commercial activities for BRINSUPRI.
Amortization of Intangible Assets
Amortization of intangible assets for the nine months ended September 30, 2025 was $4.1 million as compared to $3.8 million for the same period in 2024, an increase of $0.3 million. This increase was due to amortization of the AstraZeneca milestone achieved upon FDA approval of BRINSUPRI in August of 2025.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration liabilities for the nine months ended September 30, 2025 was $182.0 million and was primarily due to the increase in our share price. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the businesses we acquired.
Investment Income
Investment income was $45.4 million for the nine months ended September 30, 2025 as compared to $36.1 million for the same period in 2024, an increase of $9.4 million, or 26.0%. This increase was primarily due to an increase in our average cash and cash equivalents and marketable securities balances in the 2025 period relative to the same period in 2024.
Interest Expense
Interest expense for the nine months ended September 30, 2025 was $63.2 million as compared to $63.4 million for the same period in 2024, a decrease of $0.2 million, or 0.3%. This decrease was primarily due to the reduction in interest expense related to the redemption of the 2028 Convertible Notes in the second quarter of 2025, partially offset by the interest income related to the Swap Contract in 2024. See Note 10 - Debt and Note 11 - Royalty Financing Agreement in this Quarterly Report on Form 10-Q for further details.
Change in Fair Value of Interest Rate Swap
Prior to settlement and termination of the Swap Contract in October 2024, the change in fair value of interest rate swap was due to changes in interest rates during 2024 relative to the interest rate of the Swap Contract as of September 30, 2024.
LIQUIDITY AND CAPITAL RESOURCES
 Overview
     There is considerable time and cost associated with developing potential pharmaceutical products to the point of regulatory approval and commercialization. We commenced commercial shipments of ARIKAYCE in October 2018 and BRINSUPRI in August 2025. We expect to continue to incur consolidated operating losses, including losses at our US and certain international entities, as we plan to fund R&D for ARIKAYCE, brensocatib, TPIP, INS1201, INS1202, and our other pipeline programs, continue commercialization and regulatory activities for ARIKAYCE and BRINSUPRI, and engage in other general and administrative activities.
In June 2025, we completed an underwritten offering of 8,984,375 shares of our common stock at a public offering price of $96.00 per share. 1,171,875 of the shares of common stock were issued pursuant to the exercise in full of the underwriters' option to purchase additional shares. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and estimated offering expenses of $39.2 million, were $823.3 million.
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
We may need to raise additional capital to fund our operations, commercialization of ARIKAYCE and BRINSUPRI, clinical trials for brensocatib, TPIP, INS1201, and our future product candidates, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address orphan or rare diseases. While we believe we currently have sufficient funds to meet our financial needs for at least the next 12 months, we may opportunistically raise additional capital and may do so through equity or debt financing(s), strategic transactions or otherwise. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be expenses related to our commercialization efforts for ARIKAYCE and BRINSUPRI, development costs for our clinical-stage assets, and, to a lesser extent, our pre-clinical research programs.
Cash Flows
As of September 30, 2025, we had cash and cash equivalents of $334.8 million, as compared to $555.0 million as of December 31, 2024. In addition, as of September 30, 2025, we had marketable securities of $1,345.2 million, as compared to $878.8 million as of December 31, 2024. The net increase in cash and cash equivalents and marketable securities was primarily due to the June 2025 underwritten offering of common stock, which provided us with $823.3 million in net proceeds, partially offset by our cash used in operating activities. Our working capital was $1.5 billion as of September 30, 2025, as compared with $1.3 billion as of December 31, 2024.
Net cash used in operating activities was $687.4 million and $487.9 million for the nine months ended September 30, 2025 and 2024, respectively. The net cash used in operating activities during the nine months ended September 30, 2025 and 2024 was primarily for the commercial, clinical, and manufacturing activities related to ARIKAYCE, commercial and commercial readiness activities for BRINSUPRI, as well as other SG&A expenses and clinical trial expenses related to brensocatib and TPIP. The increase in cash used in operating activities for the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily due to the increase in net loss, excluding the adjustments to reconcile net loss to net cash used in operating activities.
Net cash used in investing activities was $454.0 million and $714.9 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, net cash used in investing activities consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities.
Net cash provided by financing activities was $920.2 million and $1,181.7 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, net cash provided by financing activities consisted primarily of proceeds from the issuance of common stock in our underwritten public equity offerings, and proceeds from the exercise of stock options and ESPP.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations during the nine months ended September 30, 2025 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2025, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government. As of September 30, 2025, we had $1,345.2 million in marketable securities.
As of September 30, 2025, we had the $500.0 million Term Loans and a $150.0 million Royalty Financing Agreement outstanding. The Term Loans accrue interest quarterly at a fixed rate of 9.6% per annum. The Royalty Financing Agreement requires us to pay a Revenue Interest Payment of 4% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% thereafter, as well as 0.75% of brensocatib global net sales, which includes global net sales of BRINSUPRI. If a 10% change in interest rates had occurred on September 30, 2025, it would not have had a material effect on the fair value of our debt as of that date, nor would it have a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations and during the nine months ended September 30, 2025 and 2024, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

ITEM 4.                                                CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
Our business is subject to substantial risks and uncertainties. You should carefully consider the information contained in this Quarterly Report on Form 10-Q, the risks and uncertainties below, and the risk factors and other information contained in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 20, 2025. Any of the risks and uncertainties described herein and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Form 10-Q (please read "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q).
Our prospects are highly dependent on the successful commercialization of our approved products, ARIKAYCE and BRINSUPRI. If we are unable to successfully market, commercialize and maintain approval for ARIKAYCE and BRINSUPRI, our business, financial condition, results of operations and prospects and the value of our common stock will be materially adversely affected.
Our long-term viability and growth depend on the successful commercialization of ARIKAYCE and BRINSUPRI. ARIKAYCE was approved in the US for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting, as defined by patients who do not achieve negative sputum cultures after a minimum of six consecutive months of a multidrug background regimen therapy. Subsequently, ARIKAYCE was approved in Europe for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF, and in Japan for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatments with a multidrug regimen. We refer to NTM lung disease caused by MAC as MAC lung disease. BRINSUPRI was approved in the US in August 2025 as an oral, once-daily treatment for non-cystic fibrosis bronchiectasis in adults and children 12 years and older. We have invested and continue to invest significant efforts and financial resources in the commercialization of ARIKAYCE and BRINSUPRI. Our ability to continue to generate revenue from ARIKAYCE will depend heavily on successfully commercializing and obtaining full regulatory approval for ARIKAYCE from the FDA by conducting an appropriate confirmatory post-marketing study. Our ability to generate revenue from BRINSUPRI will depend heavily on successfully commercializing BRINSUPRI in the US as well as obtaining additional regulatory approvals outside of the US.
In order to continue to commercialize ARIKAYCE and to commercialize BRINSUPRI, we must continue to establish and maintain marketing, market access, sales and distribution capabilities on our own or make arrangements with third parties for its marketing, sale and distribution. We are commercializing ARIKAYCE in the US, Europe and Japan and BRINSUPRI in the US using our sales force, but we may not continue to be successful in these efforts. The establishment, development and maintenance of our own sales force is and will continue to be expensive and time-consuming. As a result, we may seek one or more partners to handle some or all of the sales and marketing of ARIKAYCE and/or BRINSUPRI in certain markets following approval by the relevant regulatory authority in those markets. In that case, we will be reliant on third parties to successfully commercialize ARIKAYCE and/or BRINSUPRI and will have less control over commercialization efforts than if we handled commercialization with our own sales force. However, we may not be able to enter into arrangements with third parties to sell ARIKAYCE and/or BRINSUPRI on favorable terms or at all. In the event that either our own marketing, market access, sales force or third-party marketing, and sales organizations are not effective, our ability to generate revenue would be adversely affected.
We may not be able to obtain regulatory approval for ARIKAYCE in front-line NTM lung disease, for ARIKAYCE or BRINSUPRI in additional markets or for our product candidates, including brensocatib in additional indications. Any such failure to obtain regulatory approvals may materially adversely affect us.
We are required to obtain various regulatory approvals prior to studying our products in humans and then again before we market and distribute our products, and the failure to obtain such approvals will prevent us from commercializing our products, which would materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock. While we have obtained accelerated approval for ARIKAYCE in the US, approval for ARIKAYCE in the EU and Japan and approval for BRINSUPRI in the US, seeking any future regulatory approvals for our product candidates, including for brensocatib in indications other than bronchiectasis, as well as approval for ARIKAYCE in front-line NTM lung disease or for ARIKAYCE or BRINSUPRI in other jurisdictions presents significant obstacles. Approval processes in the US, Europe, Japan and other markets require the submission of extensive preclinical and clinical data, manufacturing and quality information regarding the process and facility, scientific data characterizing our product and other supporting data in order to establish safety and effectiveness. These processes are complex, lengthy, expensive, resource intensive and uncertain. Regulators will also conduct a rigorous review of any trade name we intend to use for our products. Even after they approve a trade name, these regulators may request that we adopt an alternative name for the product if adverse event reports indicate a potential for confusion with other trade names and medication error. If we are required to adopt an alternative name, potential commercialization of our product candidates could be delayed or continued commercialization of ARIKAYCE or BRINSUPRI could be delayed or interrupted. We have limited experience in submitting and pursuing applications necessary to obtain these regulatory approvals.
Data submitted to regulators are subject to varying interpretations that could delay, limit or prevent regulatory agency approval. Even if we believe our clinical trial results are promising, regulators may disagree with our interpretation of data, study design or execution and may refuse to accept our application for review or decline to grant approval.
In addition, the grant of a designation by the FDA or EMA or approval by the FDA, EC or MHLW does not ensure a similar decision by the regulatory authorities of other countries, and a decision by one foreign regulatory authority does not ensure regulatory authorities in other foreign countries or the FDA will agree with the decision. For instance, although ARIKAYCE received orphan drug designation in the US, ARIKAYCE did not qualify for orphan drug designation in Japan due to the estimated number of NTM patients in Japan exceeding 50,000. Similarly, clinical studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval procedures vary among countries and can involve additional product testing, including additional preclinical studies or clinical trials, and administrative review periods. The time required to obtain approval in these other territories might differ from that required to obtain FDA approval. We may never obtain approval for our product candidates in the US or other jurisdictions, for ARIKAYCE outside of the US, Europe and Japan, or for BRINSUPRI outside of the US, which would limit our market opportunities and could materially adversely affect our business. Even if any of our product candidates is approved, if ARIKAYCE is approved outside of the US, Europe and Japan, or if BRINSUPRI is approved outside of the US, regulators may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval.
We may also encounter delays or rejections based on changes in regulatory agency policies or resources during the period in which we develop a product and the period required for review of any application for regulatory agency approval of a particular product. Resolving such delays could force us or third parties to incur significant costs, limit our allowed activities or the allowed activities of third parties, diminish any competitive advantages that we or our third parties may attain or adversely affect our ability to receive royalties, any of which could materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
The commercial success of ARIKAYCE and BRINSUPRI depend on market acceptance by physicians, patients, third-party payors and others in the healthcare community, and the commercial success of our product candidates, if approved, will similarly depend on market acceptance.
Despite receiving FDA, EC and Japan's MHLW approval of ARIKAYCE and FDA approval of BRINSUPRI for the specified indications, market acceptance may vary among physicians, patients, third-party payors or others in the healthcare community. ARIKAYCE was the first product approved in the US via the LPAD pathway, and its approval under this pathway may impact market acceptance of the product. The degree of market acceptance of ARIKAYCE, which we launched in the US early in the fourth quarter of 2018, in Europe in the fourth quarter of 2020, and in Japan in the second quarter of 2021, and of BRINSUPRI, which we launched in the US in the third quarter of 2025, is also dependent on a number of additional factors, including the following:
•The willingness of the target patient populations to use, and of physicians to prescribe, ARIKAYCE and BRINSUPRI;
•The efficacy and potential advantages of ARIKAYCE and BRINSUPRI over alternative treatments;
•The risk and safety profile of ARIKAYCE and BRINSUPRI, including, among other things: with respect to ARIKAYCE, physician and patient concern regarding the US boxed warning and other safety precautions resulting from its association with an increased risk of respiratory adverse reactions; whether patients experience adverse events, including adverse events that did not occur or went undetected or unreported in our clinical trials; and any adverse safety information that becomes available as a result of longer-term use of ARIKAYCE and BRINSUPRI;
•Relative convenience and ease of administration, including any requirements for hospital administration of ARIKAYCE and BRINSUPRI;
•The ability of the patient to tolerate ARIKAYCE and BRINSUPRI;
•The pricing of ARIKAYCE and BRINSUPRI;
•The ability and willingness of the patient to pay out of pocket costs for ARIKAYCE and BRINSUPRI (for example, co-payments);
•Sufficient third-party insurance coverage and reimbursement;
•The strength of marketing and distribution support and timing of market introduction of competitive products and treatments; and
•Publicity concerning ARIKAYCE and BRINSUPRI or any potential competitive products and treatments.
Our efforts to educate physicians, patients, third-party payors and others in the healthcare community on the benefits of ARIKAYCE and BRINSUPRI have required and will continue to require significant resources, which may be greater than those required to commercialize more established technologies and these efforts may never be successful. If approved, the market acceptance of our product candidates may vary among physicians, patients, third-party payors or others in the healthcare community and will depend on substantially similar factors.
If we are unable to obtain adequate reimbursement from government or third-party payors for ARIKAYCE, BRINSUPRI or our product candidates, if approved, or if we are unable to obtain acceptable prices for ARIKAYCE, BRINSUPRI or our product candidates, if approved, our prospects for generating revenue and achieving profitability will be materially adversely affected.
Our prospects for generating revenue and achieving profitability depend heavily upon the availability of adequate reimbursement for the use of ARIKAYCE, BRINSUPRI or, if approved, our product candidates, from governmental and other third-party payors, both in the US and in other markets. A portion of our current ARIKAYCE revenue in the US comes from Medicare reimbursement, and we expect that trend to continue. Similarly, we expect a portion of our BRINSUPRI revenue in the US to come from Medicare reimbursement. Reimbursement by a third-party payor depends upon a number of factors, including the third-party payor’s determination that use of a product is:
•A covered benefit under its health plan;
•Safe, effective and medically necessary;
•Appropriate for the specific patient;
•Cost-effective; and
•Neither experimental nor investigational.
Obtaining a determination of coverage and reimbursement for a product from each relevant governmental or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor. Payors in the US have evaluated ARIKAYCE for inclusion on formularies. Going forward, we may not be able to provide data sufficient to gain positive coverage and reimbursement determinations or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of ARIKAYCE to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Payors in the US have yet to fully evaluate BRINSUPRI and/or write policies related to access. If we are unable to successfully shape access requirements or the prior authorization process proves too onerous, physicians and patients may develop a negative view of ability to access BRINSUPRI, which, in turn, could affect our ability to successfully commercialize BRINSUPRI and adversely impact our business, financial condition, results of operations and prospects and the value of our common stock.
Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-US regulatory authorities and/or may set a reimbursement rate that is too low to support a profitable sales price for the product. For example, in France we agreed with the French authorities to a reimbursed price for ARIKAYCE which was lower than the price in our temporary authorization for use (Autorisation Temporaire d'Utilisation or ATU) and are required to refund the difference. As a result, we recorded a revenue reversal in the fourth quarter of 2022, related to revenue recorded in prior periods. In addition, in 2023, we experienced a one-time, prospective price decrease for ARIKAYCE in Japan of 9.4%. In the US, payors have restricted and continue to restrict coverage of ARIKAYCE by using a variable co-payment structure that imposes higher costs on patients for drugs that are not preferred by the payor and by imposing requirements for prior authorization or step edits. Subsequent approvals of competitive products could result in a detrimental change to the reimbursement of our products. The occurrence of any of these events likely would adversely impact market acceptance and demand for ARIKAYCE and/or BRINSUPRI, which, in turn, could affect our ability to successfully commercialize ARIKAYCE and/or BRINSUPRI and adversely impact our business, financial condition, results of operations and prospects and the value of our common stock.
There is a significant focus in the US healthcare industry and elsewhere on drug prices and value, and public and private payors are taking increasingly aggressive steps to control their expenditures for pharmaceuticals by, among other things, negotiating manufacturer discounts and placing restrictions on reimbursement for, and patient access to, medications. These pressures could negatively affect our business. We expect changes in the Medicare program and state Medicaid programs, as well as managed care organizations and other third-party payors, to continue to put pressure on pharmaceutical product pricing. One significant example of applicable legislative action is the IRA, which was signed into law on August 16, 2022. The IRA gives the HHS the ability and authority to directly negotiate with manufacturers the price that Medicare will pay for certain high-priced drugs and set caps on the negotiated price of such drugs, among other changes. The IRA also requires manufacturers of certain Part B and Part D drugs to issue to HHS rebates based on certain calculations and triggers (i.e., when drug prices increase and outpace the rate of inflation), which may influence the pricing of current and future products. At this time, we believe that ARIKAYCE will be excluded from price negotiation due to its orphan drug designation, but BRINSUPRI could in the future be subject to IRA price negotiation. We cannot predict other potential implications the IRA provisions will have on our business or the pricing of our product candidates, if approved. Similarly, we cannot predict the impact on our business of the current Administration’s proposed “most favored nation” drug pricing policy. These types of laws may have a significant impact on our ability to set a product price we believe is fair or market and sell our approved products in certain jurisdictions and may adversely affect our ability to generate revenue and achieve or maintain profitability. We expect further federal and state proposals and healthcare reforms to continue to be proposed, which could limit the prices that can be charged for the products we develop or may otherwise limit our commercial opportunity. In addition, in connection with various government programs, we are required to report certain pricing information to the government, and the failure to do so may subject us to penalties.
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
We continue to have discussions with third-party payors regarding our price for ARIKAYCE and BRINSUPRI, and our pricing may meet resistance from them and the public generally. If we are unable to maintain adequate reimbursement for ARIKAYCE in the US, Europe and Japan, or for BRINSUPRI in the US, the adoption of ARIKAYCE and/or BRINSUPRI by physicians and patients may be limited. If we are unable to negotiate acceptable prices for ARIKAYCE and BRINSUPRI, we may be unable to generate sufficient revenue to achieve profitability. Both of these risks, in turn, could affect our ability to successfully commercialize ARIKAYCE and BRINSUPRI and adversely impact our business, financial condition, results of operations and prospects and the value of our common stock.
We have limited experience operating internationally, are subject to a number of risks associated with our international activities and operations and may not be successful in our efforts to expand internationally.
We currently have limited operations outside of the US. As of September 30, 2025, we had 214 employees located in Europe and 153 employees located in Japan, although we have clinical trial sites and suppliers located around the world. In order to meet our long-term goals, we expect to grow our international operations over the next several years, including in Europe and Japan, and continue to source material used in the manufacture of our product candidates from abroad. Additionally, a substantial portion of our commercial supply of ARIKAYCE is currently manufactured in Canada and commercial supply of BRINSUPRI also is manufactured in Canada. Consequently, we are and will continue to be subject to risks related to operating in foreign countries, including:
•Limited experience with international regulatory requirements;
•An inability to achieve optimal pricing and reimbursement for ARIKAYCE and/or BRINSUPRI, if approved in another jurisdiction, or subsequent changes in reimbursement, pricing and other regulatory requirements;
•Any implementation of, or changes to, tariffs, trade barriers and other import-export regulations in the US or other countries in which we, or our third-party partners, operate;
•Unexpected AEs related to ARIKAYCE, BRINSUPRI or our product candidates occurring in foreign markets that we have not experienced in the US, Europe or Japan;

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
If we are unable to protect our intellectual property rights adequately, the value of ARIKAYCE, BRINSUPRI and our product candidates could be materially diminished.
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
Additionally, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented through litigation, either in district court, the US international trade commission (ITC) or US patent office (USPTO), or in analogous foreign courts and patent offices, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection for ARIKAYCE, BRINSUPRI or our product candidates. US patents and patent applications may also be subject to interference or derivation proceedings, and US patents may be subject to re-examination proceedings, reissue, post-grant review and/or inter partes review in the USPTO. Our foreign patents have been and may be in the future subject to opposition or comparable proceedings in the corresponding foreign patent office, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application.
Changes in either patent laws or in interpretations of patent laws in the US and other countries may also diminish the value of our intellectual property or narrow the scope of our patent protection, including making it easier for competitors to challenge our patents.
If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of ARIKAYCE, BRINSUPRI and our product candidates could be materially diminished.
We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality and restrictive covenant agreements with our employees, consultants, advisors, collaborators, and other third parties and partners to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information or may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, third parties may independently develop or discover our trade secrets and proprietary information. Regulators also may disclose information we consider to be proprietary to third parties under certain circumstances, including in response to third-party requests for such disclosure under the Freedom of Information Act or comparable laws. Additionally, the FDA, as part of its Transparency Initiative, continues to consider whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time whether and how the FDA’s disclosure policies may change in the future. Further, several states have limited or prohibited the use of post-employment non-compete agreements, and the Federal Trade Commission issued a federal-level prohibition on such agreements (which prohibition cannot currently be enforced due to ongoing legal challenges), which could increase the difficulty of protecting trade secrets and other proprietary information. There are similar risks outside the US, such as the risk that a foreign regulatory agency would make available information we consider to be proprietary to third parties or the public, and the risks arising from other factors making it difficult to protect trade secrets, such as prohibitions or restrictions on post-employment non-compete agreements and other rules and regulations.
Our shareholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities adopted, modified or terminated by our officers and directors (each as defined in Rule 16a-1(f) of the Exchange Act) during the third quarter of 2025, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a Trading Plan).

Name and Title	Date of Adoption of Trading Plan	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan	Date Plan Terminated
S. Nicole Schaeffer Chief People Strategy Officer	08/29/2025	01/02/2026	08/14/2026	87,290	N/A
William H. Lewis Chair and CEO	09/04/2025	12/04/2025	08/04/2026	237,351	N/A

(1) A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.

ITEM 6.    EXHIBITS
Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (effective as of May 11, 2023) (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on May 11, 2023).

10.1	Amendment No. 1 to Amended and Restated Loan Agreement, dated July 10, 2025, between Insmed Incorporated, BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (filed herewith).

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024, (iii) Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: October 30, 2025	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)