Form 10-K
period 2025-12-31
INSMED Inc
filed 2026-02-19
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act). Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025, was $21.1 billion (based on the closing price for shares of the registrant's common stock as reported on the Nasdaq Global Select Market on that date). In determining this figure, the registrant has assumed solely for this purpose that all of its directors, executive officers, persons beneficially owning 10% or more of the registrant's outstanding common stock and certain other stockholders of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.

On February 13, 2026, there were 215,551,896 shares of the registrant's common stock, $0.01 par value, outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than April 30, 2026 and to be delivered to shareholders in connection with the 2026 Annual Meeting of Shareholders, are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

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
     Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
•failure to continue to successfully commercialize ARIKAYCE® in the United States (US), Europe or Japan (amikacin liposome inhalation suspension, Liposomal 590 mg Nebuliser Dispersion, and amikacin sulfate inhalation drug product, respectively) or failure to successfully commercialize BRINSUPRI® in the US or Europe, or to maintain US, European or Japanese approval for ARIKAYCE or US or European Union (EU) approval for BRINSUPRI;
•our inability to obtain full approval of ARIKAYCE from the US Food and Drug Administration (FDA), including the risk that we will not successfully or in a timely manner complete the confirmatory post-marketing clinical trial required for full approval of ARIKAYCE, or our failure to obtain regulatory approval to expand ARIKAYCE’s indication to a broader patient population;
•failure to obtain, or delays in obtaining, regulatory approvals for our product candidates in the US, Europe or Japan, for ARIKAYCE outside of the US, Europe and Japan, including separate regulatory approval for the Lamira® Nebulizer System (Lamira) in each market and for each usage, or for BRINSUPRI outside of the US and the EU;
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
•risks and uncertainties associated with, and the perceived benefits of, our senior secured loan with certain funds managed by Pharmakon Advisors, LP (Pharmakon) and our royalty financing with OrbiMed Royalty & Credit Opportunities IV, LP (OrbiMed), including our ability to maintain compliance with the covenants in the agreements for the senior secured loan and royalty financing and the impact of the restrictions on our operations under these agreements;
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
•risk that healthcare legislation or other government action materially adversely affects our business;
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
•risk that we could become involved in costly intellectual property disputes, be unable to adequately protect our intellectual property rights or prevent disclosure of our trade secrets and other proprietary information, and incur costs associated with litigation or other proceedings related to such matters;
•restrictions or other obligations imposed on us by agreements related to our marketed products or our product candidates, including our license agreements with PARI Pharma GmbH (PARI) and AstraZeneca AB (AstraZeneca), and failure to comply with our obligations under such agreements;
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

PART I
ITEM 1.    BUSINESS
Business Overview
We are a people-first global biopharmaceutical company striving to deliver first- and best-in-class therapies to transform the lives of patients facing serious diseases. Our commercial portfolio and clinical pipeline are organized around three therapeutic areas: Respiratory, Immunology & Inflammation, and Neuro & Other Rare. To complement our internal research and development, we also actively evaluate in-licensing and acquisition opportunities for commercial products, product candidates and technologies.
Our two commercial products, ARIKAYCE® and BRINSUPRI®, are both part of the Respiratory therapeutic area. ARIKAYCE is approved in the US as ARIKAYCE (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the European Commission (EC) approved ARIKAYCE Liposomal for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis (CF). In March 2021, Japan's Ministry of Health, Labour and Welfare (MHLW) approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which we refer to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal.
BRINSUPRI (brensocatib 25 mg and 10 mg tablets), an oral, once-daily treatment for non-cystic fibrosis bronchiectasis (referred to as bronchiectasis or NCFB) in patients 12 years of age and older, was approved in the US in August 2025. In November 2025, the EC approved BRINSUPRI (brensocatib 25 mg tablets) for the treatment of NCFB in patients 12 years of age and older with two or more exacerbations in the prior 12 months. Bronchiectasis is a serious, chronic lung disease in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage.
Our Respiratory therapeutic area also includes the clinical-stage programs TPIP and INS1148. TPIP is an inhaled dry powder formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary hypertension associated with interstitial lung disease (PH-ILD), pulmonary arterial hypertension (PAH), progressive pulmonary fibrosis (PPF), and idiopathic pulmonary fibrosis (IPF). INS1148 is a monoclonal antibody targeting a specific isoform of Stem Cell Factor, called Stem Cell Factor 248 (SCF248).
The clinical-stage program in our Inflammation & Immunology therapeutic area is brensocatib, a small molecule, oral, reversible inhibitor of dipeptidyl peptidase 1 (DPP1), for the treatment of patients with hidradenitis suppurativa (HS).
The clinical-stage programs in our Neuro & Other Rare therapeutic area are INS1201, an intrathecally delivered gene therapy for patients with Duchenne muscular dystrophy (DMD), and INS1202, an intrathecally delivered gene therapy for patients with amyotrophic lateral sclerosis (ALS).
Our pre-clinical research programs encompass a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.

A summary of our commercial products and clinical-stage pipeline is shown below:
The information below summarizes our updates and anticipated near-term milestones across our therapeutic areas.
Respiratory
BRINSUPRI
•In August 2025, BRINSUPRI (brensocatib 25 mg and 10 mg tablets), an oral, once-daily treatment for NCFB in adults and children 12 years and older, was approved in the US by the FDA. We launched BRINSUPRI in the US in the third quarter of 2025.
•In November 2025, the EC approved BRINSUPRI (brensocatib 25 mg tablets) for the treatment of NCFB in patients 12 years of age and older with two or more exacerbations in the prior 12 months.
•We anticipate regulatory decisions for brensocatib for the treatment of NCFB in the United Kingdom (UK) and Japan in 2026.
•We continue to evaluate the potential effect of evolving US policies which will then impact the timing for future potential international commercial launches.
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
•We anticipate reporting topline data from the ENCORE trial by April 2026, with the submission of a US supplementary new drug application (sNDA) for ARIKAYCE in all patients with MAC lung disease projected for the second half of 2026. We also plan to review the data with the Pharmaceuticals and Medical Devices Agency to support potential label expansion in Japan.
TPIP
•In January 2026, the Office of Orphan Products Development of the FDA granted orphan drug designation to treprostinil palmitil for the treatment of patients with PAH. We plan to initiate a Phase 3 study of TPIP in patients with PAH in the first half of 2026.

•We initiated PALM-ILD, a Phase 3 study of TPIP in patients with PH-ILD in the fourth quarter of 2025 and are actively enrolling patients.
•We expect to report data from the open-label extension (OLE) of our Phase 2b study of TPIP in PAH in the second half of 2026.
•Additional Phase 3 studies of TPIP are anticipated to be initiated in patients with PPF and IPF in the second half of 2026.
INS1148
•In December 2025, we acquired INS1148, a Phase 2-ready monoclonal antibody targeting SCF248.
•We plan to advance Phase 2 development programs for INS1148 initially in interstitial lung disease and moderate to severe asthma.
We are exploring additional opportunities utilizing our various technologies within the Respiratory therapeutic area.
Immunology & Inflammation
Brensocatib
•In October 2025, we completed enrollment in the Phase 2b CEDAR study of brensocatib in patients with HS. We anticipate reporting topline data in the second quarter of 2026.
We are exploring additional opportunities utilizing our various technologies within the Immunology & Inflammation therapeutic area.
Neuro & Other Rare
INS1201
•We continue to enroll patients in the Phase 1 ASCEND clinical study of INS1201 for patients with DMD.
INS1202
•We continue to enroll patients in the Phase 1 ARMOR clinical study of INS1202 for patients with ALS.
We are exploring additional opportunities utilizing our various technologies within the Neuro & Other Rare therapeutic area.
Our Strategy
We strive to develop and commercialize first- and best-in-class therapies that serve patient communities where the need is greatest. Our commercial portfolio and clinical pipeline are organized around three therapeutic areas: Respiratory, Immunology & Inflammation, and Neuro & Other Rare. Our Respiratory therapeutic area includes our commercial products ARIKAYCE and BRINSUPRI and the clinical-stage product candidates TPIP and INS1148. Our first product, ARIKAYCE, is approved in the US as ARIKAYCE (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe or Japan. We believe that ARIKAYCE has the potential to prove beneficial in other patients with refractory MAC lung disease. Our second commercial product, BRINSUPRI, was approved in the US and EU in August 2025 and November 2025, respectively, for the treatment of NCFB. Regulatory submissions for brensocatib in the UK and Japan have been accepted. TPIP is our product candidate that may offer a differentiated product profile for patients with PH-ILD, PAH, PPF, and IPF. INS1148 is a monoclonal antibody targeting SCF248. Our Immunology & Inflammation therapeutic area includes brensocatib, which we are developing for HS. Our Neuro & Other Rare therapeutic area includes INS1201, our intrathecally delivered gene therapy product candidate for patients with DMD, and INS1202, our intrathecally delivered gene therapy product candidate for patients with ALS. We are also advancing pre-clinical research programs encompassing a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
Our key priorities are as follows:
•Ensure successful US commercial launch of BRINSUPRI;
•Continue to provide ARIKAYCE to appropriate patients and expand our label;
•Advance our pipeline and produce topline clinical data readouts in the near and long term; and
•Control spending, prudently deploying capital to support the best return-generating opportunities.
Respiratory
BRINSUPRI

BRINSUPRI (brensocatib 25 mg and 10 mg tablets), an oral, once-daily treatment for NCFB in adults and children 12 years and older, was approved in the US by the FDA in August 2025. In November 2025, BRINSUPRI (brensocatib 25 mg tablets), an oral, once-daily treatment for NCFB in adults and children 12 years and older with two or more exacerbations in the prior 12 months, was approved by the EC. Regulatory submissions for brensocatib in the UK and Japan have been accepted.
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
In June 2020, the FDA granted breakthrough therapy designation for brensocatib for the treatment of adult patients with NCFB for reducing exacerbations. In November 2020, brensocatib was granted access to the PRIME scheme from the EMA for patients with NCFB. In October 2021, the EMA’s Paediatric Committee approved the brensocatib Pediatric Investigational Plan (the PIP) for the treatment of patients with NCFB. As a result, the ASPEN trial included 41 adolescent patients between ages 12 to 17, which trial design satisfied the pediatric study requirements to support marketing applications in this patient population in the US, Europe and Japan. As a condition of BRINSUPRI’s approval in the US, we agreed with the FDA to conduct a pediatric post marketing study of BRINSUPRI in children between ages 6 and 11. We are also required to continue to progress the PIP notwithstanding BRINSUPRI’s approval in the EU.
The ASPEN Study
Based on positive results of our Phase 2b study of brensocatib in patients with NCFB (the WILLOW study), in December 2020 we commenced the ASPEN study, a global, randomized, double-blind, placebo-controlled Phase 3 study to assess the efficacy, safety, and tolerability of brensocatib in adult patients with bronchiectasis. Patients with bronchiectasis due to CF were not enrolled in the study. The primary endpoint was the rate of adjudicated pulmonary exacerbations (PEs) over the 52-week treatment period. Secondary endpoints included the time to first adjudicated PE, the proportion of subjects free of adjudicated PE by 52 weeks, the absolute change from baseline in post-bronchodilator FEV1, the reduction in annualized rate of severe adjudicated PE, and the change from baseline in the Bronchiectasis QOL-B Respiratory Symptoms Domain Score.
As part of the ASPEN study, more than 460 trial sites were engaged in nearly 40 countries. After excluding sites that did not enroll any patients and all sites in Ukraine, due to the ongoing conflict, the total number of active sites in ASPEN was 391 sites in 35 countries. Adult patients (ages 18 to 85 years) were randomized 1:1:1 and adolescent patients (ages 12 to <18 years) were randomized 2:2:1 for treatment with brensocatib 10 mg, brensocatib 25 mg, or placebo once daily for 52 weeks, followed by 4 weeks off treatment.
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
* - Statistically significant
^ - Nominally significant p-value
Market Opportunity for BRINSUPRI
Bronchiectasis is a severe, chronic pulmonary disorder in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage. The condition is marked by frequent pulmonary exacerbations requiring antibiotic therapy and/or hospitalizations. Symptoms include chronic cough, excessive sputum production, shortness of breath, and repeated respiratory infections, which can worsen the underlying condition. Based on information from external sources, including market research funded by us and third parties, and internal analyses and calculations, we estimate the potential addressable market in bronchiectasis in the US, the European 5 (comprised of France, Germany, Italy, Spain and the UK) and Japan are as follows:

Potential Market	Estimated Number of Patients Diagnosed with Bronchiectasis
United States	500,000
European 5	600,000
Japan	150,000
We are not aware of any other approved therapies in the US, Europe, or Japan for the treatment of patients with bronchiectasis.

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
In October 2020, the FDA approved a supplemental new drug application for ARIKAYCE, adding important efficacy data regarding the durability and sustainability of culture conversion to the ARIKAYCE label. The data, which are from the Company's Phase 3 study of ARIKAYCE (the CONVERT study), demonstrate that the addition of ARIKAYCE to guideline-based therapy (GBT) was associated with sustained culture conversion through the end of treatment as well as durable culture conversion three months post-treatment compared with GBT alone.
Accelerated Approval and Post-Marketing Confirmatory Clinical Trial
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
As a condition of accelerated approval, we must conduct a post-marketing confirmatory clinical trial. In December 2020, we commenced the post-marketing confirmatory clinical trial program for ARIKAYCE in patients with MAC lung disease consisting of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a patient-reported outcome (PRO) tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed or recurrent MAC lung infection who have not started antibiotics using the PRO tool validated in the ARISE trial. In September 2023, we announced positive topline results from the ARISE trial. The study met its primary objective of demonstrating that the QOL-B respiratory domain works effectively as a PRO tool in patients with MAC lung disease. Based on feedback and in alignment with the FDA, we have determined that the primary endpoint for the ENCORE study will include eight questions from the QOL-B respiratory domain PRO. We completed enrollment of the ENCORE study in the fourth quarter of 2024, with 425 patients enrolled. We anticipate reporting topline data by April 2026. If the data are positive, ENCORE may support a label expansion to include all MAC lung disease as well as support full approval for the current refractory indication.
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
Consistent with our expectations, the FDA and the Pharmaceuticals and Medical Devices Agency in Japan confirmed that they would not consider a label expansion for ARIKAYCE based on data from the ARISE study alone.
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
The ENCORE Study
The ENCORE trial is a randomized, double-blind, placebo-controlled Phase 3b study to evaluate the efficacy and safety of an ARIKAYCE-based regimen in patients with newly diagnosed or recurrent MAC infection who have not started antibiotics. Patients are randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for 12 months. Patients will then discontinue all study treatments and remain in the trial for three months for the assessment of durability of culture conversion. The primary endpoint is change from baseline to Month 13 in respiratory symptom score. The key secondary endpoint is the proportion of subjects achieving durable culture conversion at Month 15. In June 2024, we met and aligned with the FDA on the primary endpoint for the ENCORE study. If the data are positive, ENCORE may support a label expansion to include all MAC lung patients as well as support full approval for the current refractory indication. Based on feedback and in alignment with the FDA, we have determined that the primary endpoint for the ENCORE study will include eight questions from the QOL-B respiratory domain PRO. We completed enrollment of the ENCORE study in the fourth quarter of 2024, with 425 patients enrolled. We anticipate reporting topline data by April 2026. Pending successful results from the ENCORE trial, we plan to submit a sNDA to the FDA for ARIKAYCE in all patients with MAC lung disease in the US in the second half of 2026. We also plan to review the data with the Pharmaceuticals and Medical Devices Agency to support potential label expansion in Japan.
Regulatory Approval Outside of the US
In October 2020, the EC granted marketing authorization for ARIKAYCE for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. ARIKAYCE can now be prescribed for patients across the EU countries as well as in the UK. ARIKAYCE is reimbursed nationally in France, Belgium, the Netherlands, the UK and Ireland. To date, we have been unable to reach an acceptable agreement of a nationally reimbursed price with the Italian Medicines Agency; however, ARIKAYCE remains commercially available for physicians to prescribe in Italy under Class C, where we set the price and funding is agreed locally.
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

Market Opportunity for ARIKAYCE in MAC Lung Disease
NTM lung disease is associated with increased rates of morbidity and mortality, and MAC is the predominant pathogenic species in NTM lung disease in the US, Europe and Japan. The prevalence of NTM lung disease has increased over the past two decades, and we believe it is an emerging public health concern worldwide. Based on an analysis using information from external sources, including market research funded by us and third parties, and internal analyses and calculations, we estimate the potential patient populations in the US, the European 5 and Japan are as follows:

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
Treprostinil Palmitil Inhalation Powder
TPIP is an investigational inhaled dry powder formulation of treprostinil palmitil that has the potential to address certain of the current limitations of existing prostanoid therapies. We believe that TPIP prolongs duration of effect and may provide patients with greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day. Reducing dose frequency has the potential to ease treatment burden for patients and improve compliance. Additionally, we believe that TPIP may be associated with fewer side effects, including severity and/or frequency of cough, headache, throat irritation, nausea, flushing and dizziness that are associated with high initial drug levels and local upper airway exposure when using current inhaled prostanoid therapies. We believe TPIP may offer a differentiated product profile for PH-ILD, PAH, PPF and IPF. In January 2026, FDA granted treprostinil palmitil orphan drug designation for the treatment of PAH, based on a plausible hypothesis that it may be clinically superior to treprostinil already approved for the treatment of the same indication.
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
In May 2024, we reported positive topline safety data and certain exploratory efficacy endpoints from the Phase 2a study of TPIP in patients with PH-ILD. A total of 39 patients were randomized 3:1 to receive either TPIP (n=29) or placebo (n=10) for 16 weeks. Patients started at a dose of 80 µg once daily (TPIP or matching placebo) and were titrated up to their maximum tolerated dose, or to the maximum allowable dose of 640 µg, once daily over a three-week period, with the possibility of a final dose increase occurring at Week 5. Of the patients treated with TPIP, 79.3% of patients were able to reach the maximum 640 µg dose by Week 5, compared to 100.0% of patients in the placebo arm. TEAEs which led to treatment discontinuation were reported in 13.8% of patients in the active treatment arm and 30.0% of patients in the placebo arm. Adverse events related to study drug were reported in 55.2% of TPIP patients and 40.0% of placebo patients. Serious adverse events were reported in 20.7% of TPIP-treated patients and 40.0% of placebo-treated patients. Deaths were reported in 6.9% of patients taking TPIP and 20.0% of patients taking placebo. All deaths were attributed to disease progression or comorbid causes, none of which were deemed related to study drug.
There were no meaningful changes in oxygenation levels compared to baseline for TPIP-treated patients at rest or at the lowest point during or after exercise. There was also no change in the use of supplemental oxygen for patients taking TPIP.

There was a small decrease in oxygenation levels observed after exercise for patients on TPIP, compared to a slight increase for patients taking placebo.
On the exploratory endpoint of change from baseline in 6-minute walk distance (6MWD), TPIP-treated patients demonstrated a 30-meter improvement compared to patients treated with placebo. However, this result was associated with a wide confidence interval. In addition, there was a directional improvement observed in N-terminal pro b-type natriuretic peptide (NT-proBNP) levels from baseline for patients taking TPIP and a directional worsening observed in patients on placebo, although no meaningful separation was observed between groups. Events of clinical worsening were reported in 10.3% of patients taking TPIP, compared to 50.0% of patients taking placebo. This difference was nominally significant (p=0.0164).
We initiated PALM-ILD, a Phase 3 study of patients with PH-ILD, in the fourth quarter of 2025.
In June 2025, we announced positive topline results from the Phase 2b study of TPIP in patients with PAH. The study met its primary endpoint and secondary efficacy endpoints. For the primary endpoint, the placebo-adjusted reduction from baseline in pulmonary vascular resistance (PVR) was 35% with Least Squares (LS) mean ratio of 0.65 (95% Confidence Interval (CI): 0.54, 0.79; p<0.001). For the secondary efficacy endpoints, the placebo-adjusted improvement in 6MWD was 35.5 meters (95% CI: 11.2, 60.7; p=0.003) and the placebo-adjusted reduction from baseline in NT-proBNP concentrations, a biomarker for cardiac stress, was 60% with LS mean ratio of 0.40 (95% CI: 0.27, 0.59; p<0.001). Efficacy of TPIP was evaluated approximately 24 hours after therapy was administered.
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
Based on these results, we plan to initiate a Phase 3 study of TPIP in patients with PAH in the first half of 2026.
All patients who completed the Phase 2b study were eligible to enroll in the long-term OLE, which will evaluate TPIP up to a maximum allowable dose of 1,280 µg once daily. Of the patients who completed the Phase 2b study (n=95), 95% enrolled in the OLE. We expect to report data from the OLE of our Phase 2b study of TPIP in PAH in the second half of 2026.
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
Brensocatib
In December 2025, we completed the Phase 2b BiRCh study of brensocatib in patients with chronic rhinosinusitis without nasal polyps (CRSsNP). The study did not meet its primary or secondary efficacy endpoints and we have discontinued our development program for brensocatib in CRSsNP.
INS1148
In December 2025, we acquired global rights to OpSCF (renamed INS1148) from Opsidio LLC (Opsidio). INS1148 is an investigational monoclonal antibody that we are developing as a potential first-in-class therapy to address respiratory and immunological and inflammatory diseases with high unmet need. Through its novel mechanism of action, INS1148 preferentially targets SCF248. Binding to SCF248 induces clearance of this SCF isoform and interrupts only the inflammatory cascade downstream of c-Kit signaling, while leaving the homeostatic and tissue healing c-Kit pathways intact. We plan to advance Phase 2 development programs for INS1148 initially in interstitial lung disease and moderate to severe asthma. See Note 18 - Acquisitions in this Annual Report on Form 10-K for further details.
Immunology & Inflammation
Brensocatib
We are conducting the Phase 2b CEDAR study to explore the efficacy and safety of brensocatib in HS. CEDAR is a randomized, double-blind study that enrolled adults with moderate to severe HS and assigned them 1:1:1 to brensocatib 10 mg once daily, brensocatib 40 mg once daily, or placebo for 16 weeks, followed by continued double-blind active treatment with brensocatib at the doses of 10 mg and 40 mg once daily for 36 weeks. The study will evaluate the efficacy and safety of brensocatib across clinically relevant endpoints in this population. CEDAR is fully enrolled, and we anticipate reporting topline data in the second quarter of 2026.
Neuro & Other Rare
INS1201
In the fourth quarter of 2024, we received clearance from the FDA for our IND application for INS1201, a micro-dystrophin adeno-associated virus gene therapy for patients with DMD. Administered intrathecally, this approach has the potential to target both skeletal and cardiac muscles at lower doses than intravenous DMD gene therapies. The FDA granted INS1201 Rare Pediatric Disease Designation in May 2024. We have initiated a Phase 1 study of INS1201, which we refer to as the ASCEND trial, and continue to enroll patients.
INS1202
In the third quarter of 2025, we received clearance from the FDA for our IND application for INS1202, an investigational adeno-associated virus (AAV9) short hairpin RNA (shRNA) construct targeting the human superoxide dismutase type 1 (SOD1) gene. We are developing INS1202 as a potential treatment for patients with ALS who carry SOD1 mutations and those who do not have SOD1 mutations. INS1202 is administered intrathecally as a one-time fixed (non-weight-based) dose. We have initiated a Phase 1 study of INS1202, which we refer to as the ARMOR trial, and continue to enroll patients.
Corporate Development
We plan to continue to develop, acquire, in-license or co-promote other commercial products, product candidates and technologies, including those that address serious diseases that currently have significant unmet needs. We are focused broadly on serious disease therapeutics and prioritizing those within our three therapeutic areas.
Manufacturing
We do not have any in-house manufacturing capability other than for small-scale pre-clinical development programs and we depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our product candidates for use in clinical trials. We plan to rely primarily on third-party manufacturers and suppliers for the commercial manufacture and supply of most product candidates that we commercialize. ARIKAYCE is manufactured currently by

Resilience Biotechnologies Inc. (Resilience) (formerly Therapure Biopharma Inc.) in Canada at a 200 kilogram (kg) scale. For additional information about our agreement with Resilience, see License and Other Agreements—ARIKAYCE-related Agreements.
In October 2017, we entered into certain agreements with Patheon UK Limited (Patheon), a wholly-owned subsidiary of Thermo Fisher Scientific, Inc. (Thermo Fisher), related to increasing our long-term production capacity for ARIKAYCE commercial inventory. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our anticipated long-term commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. The aggregate investment to increase the long-term production capacity, including under these agreements, and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $127.7 million. In addition, we have a commercialization agreement with PARI, the manufacturer of our drug delivery nebulizer for ARIKAYCE, to address our commercial supply needs (the Commercialization Agreement).
In January 2024, we entered into certain agreements with Patheon Inc., a wholly-owned subsidiary of Thermo Fisher, related to the manufacture and supply of commercial brensocatib products, including BRINSUPRI, by Patheon Inc. for our long-term commercial needs. In addition, in September 2024, we entered into a commercial manufacturing and supply agreement with Esteve Química, S.A. (Esteve) for the manufacture and supply of active pharmaceutical ingredient for brensocatib. We are required to deliver to Patheon Inc. the active pharmaceutical ingredient needed to manufacture BRINSUPRI.
We expect to utilize contract manufacturing organizations (CMOs) to fulfill our future manufacturing requirements for TPIP. We are evaluating future in-house manufacturing capabilities.
Intellectual Property
We own or license rights to more than 1,400 issued patents and pending patent applications in the US and in foreign countries, including more than 400 issued patents and pending patent applications related to ARIKAYCE. Our success depends in large part on our ability to maintain proprietary protection surrounding our product candidates, technology and know-how; to operate without infringing the proprietary rights of others; and to prevent others from infringing our proprietary rights. We actively seek patent protection by filing patent applications, including on inventions that are important to the development of our business in the US, Europe, Japan, Canada, and selected other foreign markets that we consider key for our product candidates. These international markets generally include Australia, China, India, Israel and Mexico.
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
ARIKAYCE (amikacin liposome inhalation suspension) Patents
Of the patents and applications related to ARIKAYCE, there are 13 in force issued US patents that cover the ARIKAYCE composition and its use in treating NTM that are listed in the FDA Orange Book. These patents and their expiration dates are as follows:
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
•US Patent No. 12,377,114 (expires May 15, 2035)
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
Ten patents are in force that have been granted by the European Patent Office (EPO) (European Patent Nos. 1909759, 1962805, 2852391, 3067046, 3142643, 3466432, 3766501, 4005576, 4122470, and 4331675) that relate to ARIKAYCE and its use in treating NTM lung disease, including those caused by MAC infections. In addition, we have additional patent applications pending before the EPO that relate to ARIKAYCE and its use in treating NTM lung disease. European Patent No. 1909759 (the ’759 patent), owned by us, was previously opposed by Generics (UK) Ltd. A hearing was held on October 19, 2015, during which we submitted amended claims. The European Patent Office Opposition Division (EPOOD) maintained the patent as amended and Generics (UK) Ltd appealed the decision. The EPO Technical Board of Appeals heard arguments related to the appeal on January 8, 2019 and the product claims of the patent were held invalid. The method of manufacture claims was remitted to the EPOOD for further consideration, and the EPO has since maintained the validity of these claims. European Patent Nos. 1962805 and 3067046, both of which expire approximately five months after the ‘759 patent (December 5, 2026 vs. July 19, 2026), also include claims related to ARIKAYCE and its use in treating NTM lung disease. European Patent Nos. 2852391, 4005576, and 4331675 each expire May 21, 2033 and include claims related ARIKAYCE together with a vibrating mesh nebulizer having certain properties. European Patent Nos. 3142643, 3466432, 3766501 and 4122470 each expire May 15, 2035 and include claims related to ARIKAYCE and its use for treating MAC lung infections.
More than 350 patents have also been issued and are in force in other foreign markets, e.g., Japan, China, Korea, Australia, and India, that relate to ARIKAYCE and/or methods of using ARIKAYCE for treating various pulmonary disorders, including NTM lung disease. More than 20 foreign patent applications are pending that relate to the ARIKAYCE composition and/or its use in treating various pulmonary disorders, including NTM lung disease.
Through our agreements with PARI, we have license rights to US and foreign patents and applications that cover the Lamira medical device through January 18, 2034. We have entered into a commercial supply agreement with PARI and we also have rights to use the nebulizers in expanded access programs and clinical trials.
BRINSUPRI (brensocatib) Patents
Through our agreement with AstraZeneca, we have licensed certain patent families that cover the BRINSUPRI drug substance, drug product and their use in treating bronchiectasis. There are 13 in-force US patents that are listed in the US FDA Orange Book. These patents and their expirations dates (not accounting for any patent term extension under 35 USC § 156 are as follows:
•US Patent No. 9,522,894 (expires March 12, 2035)
•US Patent No. 9,815,805 (expires January 21, 2035)
•US Patent No. 10,287,258 (expires January 21, 2035)
•US Patent No. 10,669,245 (expires January 21, 2035)
•US Patent No. 11,655,221 (expires January 21, 2035)
•US Patent No. 11,655,222 (expires January 21, 2035)
•US Patent No. 11,655,223 (expires January 21, 2035)
•US Patent No. 11,655,224 (expires January 21, 2035)
•US Patent No. 11,673,871 (expires January 21, 2035)
•US Patent No. 11,773,069 (expires January 21, 2035)
•US Patent No. 11,814,359 (expires January 21, 2035)
•US Patent No. 12,054,465 (expires February 21, 2040)
•US Patent No. 12,201,639 (expires March 1, 2039)

Counterpart patents to the aforementioned US drug substance patents have issued in Australia, Canada, Europe, China, Japan, South Korea, India, Israel, and Mexico and expire January 21, 2035, not accounting for any potential patent term extension. Counterpart patents to the aforementioned US drug product patents have issued in China, Europe and Japan and expire March 1, 2039. In addition, patent applications related to brensocatib and methods of using the same to treat indications of interest such as bronchiectasis and HS are pending in the US and throughout the world, including in Europe, China, and Japan.
TPIP Patents
We own US Patent Nos. 9,255,064, 9,469,600, 10,010,518, 10,526,274, 10,995,055 and 11,795,135, each expiring October 24, 2034 (not taking into account any potential patent term extensions or adjustments), each with claims covering treprostinil palmitil, the treprostinil prodrug component of TPIP, compositions comprising the same, and/or its use. US Patent No. 9,255,064 has claims directed to treprostinil palmitil, and other treprostinil prodrugs. US Patent No. 9,469,600 has claims related to TPIP and other treprostinil prodrug formulations. US Patent No. 10,010,518 has claims directed to methods of treating pulmonary hypertension, including PAH, using drug products comprising treprostinil palmitil. US Patent No. 10,526,274 has claims directed to methods for treating pulmonary fibrosis with treprostinil palmitil. US Patent No. 10,995,055 has claims directed to compositions comprising treprostinil palmitil in the form of a dry powder, and methods for treating pulmonary hypertension with the same. US Patent No. 11,795,135 has claims directed to methods for treating PH-ILD, with treprostinil palmitil. Counterpart patent applications to these US Patents have issued in Europe, Japan and other foreign jurisdictions. Counterpart patent applications to these US Patents are also pending in select jurisdictions, including the US, Europe and Japan.
We own pending patent applications that relate to treprostinil prodrug formulations, methods for using treprostinil prodrugs and formulations comprising the same, including the use of TPIP in treating patients with PAH, PH-ILD and other diseases, as well as methods for manufacturing such treprostinil prodrugs and formulations. Should the patent applications related to TPIP formulations and methods of using TPIP in pulmonary hypertension treatment methods issue, these patents would expire in October 2041.
INS1148 Patents
We own US Patent Nos. 11,939,373 and 12,410,246, expiring in October 2040 and September 2040, respectively, which have claims related to the INS1148 antibody. Counterpart patents have issued in select jurisdictions around the world, including in Europe and Japan, and will expire in September 2040.
INS1201 Patents
We own International Patent Application No. PCT/US2022/74622 and related patent applications, that cover INS1201 and its use in the treatment of DMD. Not taking into account any possible patent term extension under 35 U.S.C. § 156, patents stemming from this application family will expire on August 5, 2042. Patent applications in this family are pending in Australia, Brazil, China, Europe, Hong Kong, Japan, Korea, Mexico and the US.
INS1202 Patents
Through our agreement with the Research Institute at Nationwide Children’s Hospital (NCH), we have licensed US Patent No. 10,793,861 and related patents and patent applications, that cover INS1202 and its use in the treatment of ALS. Not taking into account any possible patent term extension under 35 U.S.C. § 156, US Patent No. 10,793,861 will expire on November 16, 2034. A counterpart patent has issued in Europe and is pending in Canada.
We also own a pending provisional patent application that relates to certain methods for using INS1202 in treating patients with ALS. Should this patent application issue, the issued patent would expire in August 2046.
Trademarks
In addition to our patents and trade secrets, we have filed applications to register certain trademarks in the US and/or abroad, including INSMED, ARIKAYCE and BRINSUPRI. At present, we have received three registrations for the INSMED mark, one registration for the ARIKAYCE mark and one registration for the BRINSUPRI mark from the US Patent and Trademark Office (USPTO). We have also received notices of allowance or registrations in a number of countries abroad for the INSMED, ARIKAYCE and BRINSUPRI marks, among others. Our ability to obtain and maintain trademark registrations will in certain geographical locations depend on making use of the mark in commerce on or in connection with our products and approval of the trademarks for our products by regulatory authorities in each country.

License and Other Agreements
Multi-program Agreements
PPD Development, L.P. (a wholly-owned subsidiary of Thermo Fisher)
In April 2020, we entered into a master services agreement with PPD Development, L.P. (PPD) pursuant to which we retained PPD to perform clinical development services in connection with certain of our clinical research programs. The master services agreement has an initial term of five years. In March 2025, we amended the agreement to extend the term three years. Either party may terminate (i) any project addendum under the master services agreement for any reason and without cause upon 30 days’ written notice, (ii) any project addendum in the event of the other party’s breach of the master services agreement or such project addendum upon 30 days’ written notice, provided that such breach is not cured within such 30-day period, (iii) the master services agreement or any project addendum immediately upon the occurrence of an insolvency event with respect to the other party or (iv) any project addendum upon 30 days’ written notice if (a) the continuation of the services under such project addendum would post material ethical or safety risks to study participants, (b) any approval from a regulatory authority necessary to perform the applicable study is revoked, suspended or expires without renewal or (c) in the reasonable opinion of such party, continuation of the services provided under such project addendum would be in violation of applicable law. We have entered into project addenda with PPD to perform clinical development services over several years for, but not limited to, our PALM-ILD and PAH studies and other trials involving brensocatib and TPIP. The anticipated future cost of these project addenda is $295.7 million.
Brensocatib-related Agreements (including BRINSUPRI)
AstraZeneca
In October 2016, we entered into a license agreement with AstraZeneca (the AZ License Agreement), pursuant to which AstraZeneca granted us exclusive global rights for the purpose of developing and commercializing AZD7986 (renamed brensocatib). Following FDA approval, brensocatib was commercially designated as BRINSUPRI. In consideration of the licenses and other rights granted by AstraZeneca, we made an upfront payment of $30.0 million in late October 2016. In December 2020, we incurred a $12.5 million milestone payment obligation upon the first dosing in a Phase 3 clinical trial of brensocatib. In May 2024, upon our release of an official public statement that we intended to file an NDA, we incurred an additional $12.5 million milestone payment obligation. Upon regulatory approval by the FDA of an NDA, we paid AstraZeneca an additional $30.0 million. In November 2025, a $15.0 million milestone commitment became payable to AstraZeneca upon EC approval, and was paid in January 2026. Subsequent to this milestone, we are also obligated to make an additional $15.0 million contingent payment upon the achievement of a regulatory filing milestone. If we elect to develop brensocatib for a second indication, we will be obligated to make an additional series of contingent milestone payments totaling up to $42.5 million, the first of which occurs at the initiation of a Phase 3 trial in the additional indication. We are not obligated to make milestone payments for additional indications. In addition, we have agreed to pay AstraZeneca tiered royalties ranging from high single-digit to mid-teens on net sales of any approved product based on brensocatib and one additional payment of $35.0 million upon the first achievement of $1.0 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with us for commercialization of brensocatib in chronic obstructive pulmonary disease or asthma. If we fail to comply with our obligations under our agreements with AstraZeneca (including, among other things, if we fail to use commercially reasonable efforts to develop and commercialize a product based on brensocatib, or we are subject to a bankruptcy or insolvency), AstraZeneca would have the right to terminate the license.
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
Patheon Inc. (a wholly-owned subsidiary of Thermo Fisher) and related agreements
In January 2024, we entered into certain agreements with Patheon Inc. related to the manufacture and supply of brensocatib by Patheon Inc. for our long-term commercial needs. Under these agreements, we are required to deliver to Patheon Inc. the active pharmaceutical ingredients needed to manufacture brensocatib. Our master commercial manufacturing services agreement with Patheon Inc. will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon Inc. have given written notice of termination. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. Patheon Inc.'s supply obligations are governed by individual product agreements entered into from time to time under the master commercial manufacturing services agreement. The product agreements specify, among other things, the term and pricing for Patheon Inc.’s supply obligations.
Esteve Química, S.A.
In September 2024, we entered into a commercial manufacturing and supply agreement with Esteve for the manufacture and supply of active pharmaceutical ingredient for brensocatib. The commercial manufacturing and supply agreement has an initial term of three years, after which it will continue for successive 12-month renewal terms unless either we or Esteve have given written notice of termination. The agreement may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency, the discontinue of specified dosages or changes in the regulatory landscape. Esteve’s supply obligations are based on rolling forecasts of our anticipated demand for BRINSUPRI.
ARIKAYCE-related Agreements
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
Patheon (a wholly-owned subsidiary of Thermo Fisher) and related agreements
In October 2017, we entered into certain agreements with Patheon related to the increase of our long-term production capacity for ARIKAYCE. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. Our manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon have given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The aggregate investment to increase our long-term production capacity, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $127.7 million.
Cystic Fibrosis Foundation Therapeutics, Inc.
In 2004 and 2009, we entered into research funding agreements with Cystic Fibrosis Foundation Therapeutics, Inc. (CFFT) whereby we received $1.7 million and $2.2 million in research funding for the development of ARIKAYCE. As a result of the US approval of ARIKAYCE and in accordance with the CFFT agreements, as amended, we owed milestone payments to CFFT of $13.4 million in the aggregate, which have been paid as of December 31, 2025. Furthermore, if certain global sales milestones were met within five years of the commercialization of ARIKAYCE, we would have owed up to an additional $3.9 million. We met and paid $1.7 million of these additional global sales milestone payments.
INS1148-related Agreement
Opsidio
In December 2025, we entered into an asset purchase agreement with Opsidio, pursuant to which we acquired all rights, including all development and commercialization rights, to INS1148. At the closing of the transaction, we owed an upfront payment to Opsidio of $40.0 million, subject to a customary holdback. The Opsidio shareholders may also become entitled to receive contingent payments up to an aggregate of $382 million in cash upon the achievement of certain development, regulatory and sales milestones, as well as earnout payments based upon a low to mid single-digit percentage of net sales of certain products, in each case subject to the terms and conditions of the agreement.
University of Michigan
In connection with our purchase of INS1148, we became exclusive licensee to certain patents from the Regents of the University of Michigan (Michigan), including US Patent Nos. 9,353,178, 9,790,272 and 10,501,535. Pursuant to the license, we have exclusive rights under the licensed patents to develop and commercialize INS1148. Obligations under the Michigan license extend until the last to expire patent, which is January 10, 2032. If INS1148 is marketed prior to the Michigan agreement expiring, we will owe a low single-digit running royalty on net sales of INS1148.
INS1202-related Agreement
Research Institute at Nationwide Children’s Hospital
In December 2023, we entered into a license agreement with NCH, pursuant to which we were granted an exclusive license under certain patents covering INS1202, to develop and commercialize INS1202 on a worldwide basis. In consideration for these rights, we made an upfront payment to NCH of $0.2 million and owe contingent milestones of up to $32.9 million. We also agreed to pay NCH a flat low single-digit royalty on net sales of INS1202 during the royalty term.
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
In the lung disease market, our major competitors include pharmaceutical and biotechnology companies that have approved therapies or therapies in development for the treatment of chronic lung infections. There are other companies that are currently conducting clinical trials for the treatment of lung disease. While there are currently no approved treatments for bronchiectasis, other than BRINSUPRI, clinical studies in this disease state and specific endotypes (for instance, bronchiectasis with eosinophilic inflammation) have been initiated. Certain entities have expressed interest in studying other DPP1 inhibitors for the treatment of bronchiectasis and we are aware of several other entities currently conducting clinical trials for the treatment of bronchiectasis with a DPP1 inhibitor. Products developed by certain of our competitors may potentially be used in combination with brensocatib, if approved.
With regard to ARIKAYCE, we are not aware of any approved inhaled therapies specifically indicated for refractory NTM lung infections in North America, Europe or Japan, but there is a recommended treatment regimen that is utilized. The international treatment guidelines, which are issued by the ATS, ERS, ESCMID and IDSA, strongly recommend the use of ARIKAYCE for the treatment of patients with refractory NTM lung disease caused by MAC as a part of a combination antibacterial drug regiment for adult patients with limited or no alternative treatment options who have failed to convert to a negative sputum culture after at least six months of treatment. With regard to BRINSUPRI, we are not aware of any approved therapies for treating NCFB in the US, Europe or Japan, other than BRINSUPRI in the US and the EU.
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
Government Regulation
Orphan Drug Designation
United States
Under the Orphan Drug Act (ODA), the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, generally defined as a disease or condition that affects fewer than 200,000 people in the US or for which there is no reasonable expectation that the cost of developing and making available in the US a drug for such disease or condition will be recovered from US sales of such drug, if it meets certain criteria specified by the ODA and FDA. After the FDA grants orphan drug designation, FDA lists the drug and the designated rare disease in a publicly accessible database. The FDA designated liposomal amikacin as an orphan drug for treatment of NTM infections, bronchiectasis in patients with Pseudomonas aeruginosa or other susceptible microbial pathogens, and bronchopulmonary Pseudomonas aeruginosa infections in CF patients. However, the orphan drug designations for bronchiectasis in patients with Pseudomonas aeruginosa or other susceptible microbial pathogens and bronchopulmonary Pseudomonas aeruginosa infections in CF patients were withdrawn at our request in August 2023. The FDA granted INS1201 orphan drug designation in August 2025 for the treatment of DMD. In addition, in January 2026, FDA granted treprostinil palmitil orphan drug designation for the treatment of PAH, based on a plausible hypothesis that it may be clinically superior to treprostinil already approved for the treatment of the same indication.
Orphan drug designation qualifies the sponsor for various development incentives of the ODA, including tax credits for qualified clinical testing, a waiver of the PDUFA application fee (unless the application seeks approval for an indication not included in the orphan drug designation), and an exemption from pediatric study requirements under the Pediatric Equity Research Act (PREA) for the orphan indication. Orphan drug designation also may afford the company a period of exclusivity for the orphan indication upon approval of the drug. Specifically, an NDA or biologics license application (BLA) for a drug designated for a rare disease that receives FDA approval for an indication covered by the orphan designation is entitled to a seven-year exclusive marketing period, often referred to as orphan drug exclusivity, in the US for that drug in that indication. A product that has several separate orphan designations may have several separate exclusivities for separate orphan indications.

During the orphan drug exclusivity period, the FDA may not approve another sponsor's drug that is the same drug for the same approved indication or use, except in limited circumstances, such as a showing of clinical superiority to the product that has orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition or the same drug for a different disease or condition, and it does not alter the timing or scope of the regulatory review and approval process; the sponsor must still demonstrate the safety and effectiveness of the drug.
In a decision issued in September 2021 (Catalyst Pharmaceuticals, Inc. v. Becerra), the US Court of Appeals for the Eleventh Circuit held that the FDA had erred by limiting the scope of orphan drug exclusivity for FIRDAPSE® (amifampridine) to the product’s approved indication, an action that the FDA taken in accordance with its regulations interpreting the ODA. The court held that under the ODA, FIRDAPSE’s orphan drug exclusivity instead protected the broader rare disease or condition that received orphan drug designation. Notwithstanding the Eleventh Circuit’s decision in Catalyst, the FDA announced in January 2023 that it would continue to apply the FDA’s regulations tying the scope of orphan drug exclusivity to a product’s approved uses or indications. Since Catalyst, FDA’s interpretation has been subject to additional litigation, which is currently pending appeal. The Mikaela Naylon Give Kids a Chance Act, which amends the statute to reflect FDA’s longstanding interpretation, was signed into law on February 3, 2026.
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
Rare Pediatric Disease Priority Review Voucher (PRV) Program

The FDA maintains a Rare Pediatric Disease PRV Program under Section 529 of the Federal Food, Drug, and Cosmetic Act (FDCA) to encourage the development of new drugs and biologics for the prevention or treatment of rare pediatric diseases. Under the program, a sponsor that obtains FDA approval of a marketing application for a product intended to treat such a disease may qualify for a PRV, which can be redeemed to obtain priority review of a subsequent marketing application for a different product or may be sold or transferred to another sponsor. A sponsor must meet certain procedural and substantive criteria, including obtaining rare pediatric disease designation from the FDA and satisfying eligibility requirements for the original product application in order to receive a voucher upon approval. The FDA granted INS1201 Rare Pediatric Disease Designation in May 2024. The Rare Pediatric Disease PRV program has historically been subject to statutory sunset provisions. The Mikaela Naylon Give Kids a Chance Act, which reauthorizes the program through 2029, was passed into law on February 3, 2026.
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
Pre-clinical Studies
Pre-clinical studies may include laboratory evaluation of product chemistry, formulation and toxicity, and pharmacology, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the pre-clinical tests must comply with federal regulations and requirements including the FDA's good laboratory practice (GLP) regulations and the US Department of Agriculture's regulations implementing the Animal Welfare Act. An IND sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical trial protocol, among other things, to the FDA as part of an IND. Certain non-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND might not result in the FDA allowing clinical trials to commence.
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
Clinical trials to support NDAs or BLAs for marketing approval are typically conducted in three sequential pre-approval phases, but the phases may overlap or be combined. In Phase 1, short term testing is conducted in a small group of subjects (typically 20-100), who may be patients with the target disease or condition or healthy volunteers, to evaluate its safety, determine a safe dosage range, and identify side effects. In Phase 2, the drug is given to a larger group of subjects (typically up to several hundred) with the target condition to further evaluate its safety and gather preliminary evidence of efficacy. In Phase 3, the drug is given to a large group of subjects with the target disease or condition (typically several hundred to several thousand), often at multiple geographical sites, to confirm its effectiveness, monitor side effects, and collect data to support drug approval. Only a small percentage of investigational drugs complete all three phases of development and obtain marketing approval.
If a clinical trial includes sites and study subjects outside the US, that portion of the trial may be included under an IND or not included under an IND. If the site and subjects are not included under an IND, then any use of the data in the US is subject to special FDA consideration of whether the foreign data has been generated in accordance with appropriate ethical and scientific standards and is applicable to a US patient population. Local legal and regulatory requirements will also apply to the ex-US sites and study subjects.
NDAs and BLAs
After completion of the required clinical testing, an NDA or BLA can be prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the US. The NDA or BLA is a large submission that must include, among other things, the results of all pre-clinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The application also includes representative samples, copies of the proposed product labeling, patent information, and a financial certification or disclosure statement. The cost of preparing and submitting an NDA or BLA is substantial. Additionally, under federal law (as amended by the most recent reauthorization of the Prescription Drug User Fee Act (PDUFA VII) in the FDA User Fee Reauthorization Act of 2022), most NDAs and BLAs are subject to a substantial application fee and, upon approval, the applicant will be assessed an annual prescription drug program fee, both of which are adjusted annually. NDAs and BLAs for orphan drugs are not subject to an application fee, unless the application includes an indication other than an orphan-designated indication. The FDA also has the authority to grant waivers of certain user fees, pursuant to the FDCA.
The FDA has 60 days from its receipt of an NDA or BLA to determine to accept the application for filing or issue a refuse to file determination based on the FDA's threshold determination of whether the application is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins a substantive review. The FDA may refer applications for novel drug or biological products or drug or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes outside clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally has followed such recommendations.
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
After the FDA evaluates the NDA or BLA and the manufacturing and testing facilities, it issues an action letter; that is, a complete response letter, an approval letter, or a tentative approval letter (in the case of, for example, certain types of NDAs referred to as 505(b)(2) NDAs that rely in whole or in part on other company’s approvals). Complete response letters generally outline the deficiencies in the submission and delineate the additional testing or information needed in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. An approval letter, which may specify post approval requirements, authorizes commercial marketing of the drug or biological product for the approved indication or indications and the other conditions of use set out in the approved prescribing information. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. A tentative approval letter is notification that an NDA otherwise meets the requirements for approval but cannot be approved because of exclusivity or patent reasons. A drug product that is granted tentative approval is not an approved drug and will not be approved until FDA issues an approval letter after any necessary additional review of the NDA. The FDA sets a goal date by which the FDA expects to issue an action letter, unless the review period is adjusted by mutual agreement between the FDA and the applicant or as a result of the applicant submitting a major amendment. The FDA's current performance goals call for the FDA to complete review of 90 percent of standard new molecular entity (NME) NDAs and original BLAs within 10 months of the end of the 60-day filing review period and NME NDAs and original BLAs within six months of the end of the 60-day filing review period. The FDA's current performance goals call for the FDA to complete review of 90 percent of standard non-NME) NDAs within 10 months of receipt and non-NME NDAs within 6 months of receipt.

As a condition of NDA or BLA approval, the FDA may require substantial post-approval testing, known as Phase 4 studies, to be conducted in order to gather additional information on the drug's effect in various populations and any side effects. Beyond routine post marketing safety surveillance, the FDA may require specific additional surveillance to monitor the drug's safety or efficacy and may impose other conditions, including labeling restrictions that can materially affect the potential market and profitability of the drug. As a condition of approval, or after approval, the FDA also may require submission, approval, and implementation of a risk evaluation and mitigation strategy (REMS), including a REMS with elements to assure safe use (ETASU) to mitigate any identified or suspected serious risks. The REMS may include medication guides, physician communication plans, assessment plans, and ETASU, such as restricted distribution methods, patient registries, or other risk minimization tools. Further post-approval requirements are discussed below.
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
The FDA’s Regenerative Medicine Advanced Therapy (RMAT) designation program, established under the 21st Century Cures Act, is intended to facilitate the development and expedite the review of certain regenerative medicine therapies, including cell therapies, gene therapies, therapeutic tissue engineering products, and combination products, that are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates the potential to address unmet medical needs. A product granted RMAT designation may be eligible for increased interactions with the FDA, including early discussions on clinical development, surrogate or intermediate endpoints, and potential accelerated approval pathways. However, RMAT designation does not change the standards for FDA approval, does not guarantee expedited review or approval, and the FDA may withdraw such designation if the product no longer meets the qualifying criteria.
Patent Term Extension and Non-Patent Exclusivities
In the US, after NDA or BLA approval of a drug containing an active ingredient that has not been previously approved, owners of relevant patents covering the drug or methods of manufacturing or using the drug may obtain up to a five-year patent term extension on a single patent. The allowable patent term extension is generally calculated as half of the drug's testing phase (the time between the date the IND becomes effective and the NDA or BLA submission date) and all of the review phase (the time between the NDA or BLA submission date and the approval date) up to a maximum of five years, to the extent such testing phase and approval phase occur after the issue date of the patent. The total post-NDA or BLA approval patent term including the extension may not exceed 14 years. The extension also can be shortened if the FDA determines that the NDA/BLA applicant did not pursue approval with due diligence. For patents that might expire while a patent term extension application is pending, the patent owner may request an interim patent term extension. The Director of the USPTO shall extend, until a final determination is made, the term of the patent for periods of up to one year if the Director determines that the patent is eligible for extension. An interim patent term extension may be renewed up to four times until a final determination is made, but only up to the amount of time for which the patent might be eligible for extension. Interim patent extensions may also be available for a patent that will expire before a drug is expected to be approved, but the NDA or BLA for the drug must have been submitted.
A variety of non-patent exclusivity periods are available under the FDCA that can delay the submission or approval of certain applications for competing products.
A five-year period of non-patent exclusivity within the US is granted to a new chemical entity (NCE). An NCE is a drug that contains no active moiety that has been approved by the FDA in any other application submitted under section 505(b) of the FDCA. During the exclusivity period for an NCE, the FDA may not accept for review an abbreviated NDA (ANDA) or a 505(b)(2) NDA submitted by another company that contains the same active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement with respect to a patent listed with the FDA for the NCE drug.
A three-year period of non-patent exclusivity is granted for a drug product that contains an active moiety that has been previously approved, when the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the applicant that were essential to approval of the application, for example, for new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of approval associated with the new clinical investigations that are considered innovative, which means that the FDA may approve ANDAs and 505(b)(2) NDAs for other non-protected uses. Where this form of exclusivity applies, it prevents FDA approval of an

ANDA or 505(b)(2) NDA containing the same active moiety or combination of active moieties for the same conditions of approval for the three-year period; however, the FDA may accept and review ANDAs or 505(b)(2) NDAs during the three-year period.
These exclusivities also do not preclude FDA from accepting or approving a 505(b)(1) NDA.
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
Certain periods of regulatory exclusivity are also available based on pediatric testing requested by FDA, as discussed below.
Medical Device Regulation
Medical devices, such as Lamira, may be marketed as stand-alone devices, or in some cases, as constituent parts of a drug/device combination product. In either case, the product will need to satisfy and comply with FDA requirements. Unless an exemption applies, each medical device commercially distributed in the US requires either FDA clearance of a 510(k) premarket notification, approval of a premarket approval application (PMA), or issuance of a de novo classification order. Medical devices are classified into one of three classes -- Class I, Class II or Class III -- depending on the degree of risk and the level of control necessary to assure the safety and effectiveness of each medical device. Medical devices deemed to pose lower risks are generally placed in either Class I or II.
While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a pre-market notification. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or many implantable devices, or devices that have been found not substantially equivalent to a legally marketed Class I or Class II predicate device, are placed in Class III, requiring approval of a PMA. De novo classification is a risk-based classification process to classify novel medical devices into Class I or Class II and authorize the device for commercial distribution.
Medical devices are also subject to certain postmarket requirements. Those requirements include, for example, establishment registration and device listing; compliance with the requirements of the Quality Management System Regulation (QMSR); medical device reporting regulations; correction and removal reporting regulations; compliance with requirements for Unique Device Identification; and, in certain cases, post-market surveillance activities and obligations. Device manufacturers must also comply with FDA requirements regarding promotion, which require that promotion is truthful, not misleading, and that all claims are substantiated, and prohibit the promotion of products for unapproved or “off-label” uses.
Medical device manufacturers must demonstrate and maintain compliance with the FDA’s QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of medical devices. The FDA enforces the QSR through periodic inspections and unannounced “for cause” inspections. In January 2024, the FDA issued a final rule amending the QSR to align more closely with the international consensus standard for Quality Management Systems for medical devices used by many other regulatory authorities around the world, ISO 13485:2016. The revised regulation is referred to as the QMSR and became effective on February 2, 2026. The FDA made conforming edits to the combination product regulation to clarify the device Quality Management System (QMS) requirements for combination products.
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
Combination Products
A combination product is a product comprising two or more regulated components (e.g., a drug and device) that are combined into a single product, co-packaged, or sold separately but intended only for use with each other, as evidenced by the labeling for the products. Drugs that are administered using a nebulizer or another device (and either co-packaged with the nebulizer or cross-labeled for use with a specific nebulizer), such as ARIKAYCE or TPIP, are examples of drug/device combination products.
The FDA is divided into various Centers, which each have authority over a specific type of product. NDAs are reviewed by personnel within the Center for Drug Evaluation and Research, while device PMAs, premarket notifications, and de novo classification requests are reviewed by the Center for Devices and Radiological Health. Combination products, such as drug/device combinations, are typically reviewed through a marketing submission that corresponds to the constituent part which provides the product's primary mode of action (PMOA), i.e., is the single mode of action that makes the greatest contribution to the overall therapeutic effect of the combination product. If the PMOA is unclear or in dispute, a sponsor may file a Request for Designation with the FDA’s Office of Combination Products (OCP), which will render a determination and assign a lead Center based on the product's PMOA. If it is not possible to determine which one mode of action will provide a greater contribution than any other mode of action to the overall therapeutic effects of the combination product, the FDA makes a determination as to which Center to assign the product based on consistency with other combination products raising similar types of safety and effectiveness questions. When there are no other combination products that present similar questions of safety and effectiveness with regard to the combination product as a whole, the agency will assign the combination product to the Center with the most expertise in evaluating the most significant safety and effectiveness questions raised by the combination product. For combination products comprised of a drug and delivery device, the PMOA is typically that of the drug and the Center for Drug Evaluation and Research is assigned primary jurisdiction.
When evaluating an application or other marketing submission for a combination product, a lead Center may consult other Centers that will review relevant sections of the application. Depending on the type of combination product, approval or clearance could be obtained through submission of a single marketing application or through separate applications for the individual constituent parts (e.g., an NDA for the drug and a premarket notification for the device). The FDCA directs the FDA to conduct a review of a combination product under a single marketing application whenever appropriate. Applicants may choose to submit separate applications for constituent parts of a combination product (unless the FDA determines one application is necessary), and in limited situations, the FDA may determine an application for each constituent part is warranted. One reason to submit multiple applications is if the applicant wishes to receive some benefit that accrues only from approval under a particular type of application, like new drug product exclusivity. If multiple applications are submitted, each application is generally reviewed by the Center with authority over each application type. For combination products that contain an approved constituent part (such as a drug-device combination product in which the device has previously received clearance), the FDA may require that the application(s) include only such information as is necessary to meet the standard for clearance or approval, using a risk-based approach and taking into account any prior finding of safety or effectiveness for the approved constituent part.
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
Disclosure of Clinical Trial Information
Under US and certain foreign laws intended to improve clinical trial transparency, sponsors of clinical trials are required to register and disclose certain information about their clinical trials. This can include information related to the investigational drug, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial. This information is then made publicly available. In the US, this information appears on ClinicalTrials.gov. Under US regulations, sponsors are obligated to disclose the results of these trials after completion. In the US, disclosure of the results of these trials can be delayed for up to two years if the sponsor is seeking initial approval of the product or approval of a new indication. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act (DSCSA) was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the US. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors and dispensers over a 10-year period. FDA has exercised enforcement discretion and issued phased compliance policies to implement the law.
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
Medical Devices Regulations
In May 2017, the EU adopted a new Medical Devices Regulation (EU) 2017/745 (MDR), which repealed and replaced Directive 93/42/EEC on Medical Devices (Directive 93/42) on May 26, 2021. The MDR and its associated guidance documents and harmonized standards, govern, among other things, device design and development, pre-clinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance.
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
Pediatric Information
United States
Under the PREA, as amended, certain NDAs, BLAs, and supplements must contain pediatric assessments, which are reports containing data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may, on its own initiative or at the request of an applicant, grant deferrals for submission of such assessments or full or partial waivers. Unless otherwise required by regulation, and subject to an exception for certain oncology drugs, PREA does not apply to any drug for an indication for which orphan designation has been granted.
Under the Best Pharmaceuticals for Children Act (BPCA), pediatric research is incentivized by the possibility of six months of pediatric exclusivity. For non-biological drugs, if pediatric exclusivity is granted, it attaches to existing statutory and patent-based exclusivity periods listed for the applicable drug in the FDA's Orange Book at the time the FDA determines that the sponsor, among other things, fairly responded to the FDA's "written request" for pediatric research, provided that the FDA makes such determination at least nine months before the expiration of such exclusivity period. For biological products, pediatric exclusivity does not attach to patents; it only attaches to exclusivities listed in FDA’s Purple Book at the time FDA makes its pediatric exclusivity determination (provided FDA makes that determination at least nine months before expiration of such exclusivity). Sponsors may seek to obtain a written request by submitting a proposed pediatric study request to the FDA. While the sponsor of an orphan-designated drug may not be required to perform pediatric studies under PREA unless one of the above exceptions applies, they are eligible to participate in the incentives under the BPCA if the FDA issues a written request.
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
Managed Access Programs
Certain countries allow the supply or use of investigational products within strictly regulated managed access programs (MAPs), such as post-trial access programs, compassionate use programs and named patient access programs. We provide BRINSUPRI, ARIKAYCE, and, with respect to post-trial access programs, certain of our product candidates, to patients through various of these MAPs.
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
As one of the conditions for obtaining Medicaid and, if applicable, Medicare Part B or Part D coverage for our marketed pharmaceutical products, we will need to agree to pay a rebate to state Medicaid agencies that provide reimbursement for those products. We will also have to agree to sell our commercial products under contracts with the Department of Veterans Affairs, Department of Defense, Public Health Service, and numerous other federal agencies as well as certain hospitals that are designated by federal statutes to receive drugs at prices that are significantly below the price we charge to commercial pharmaceutical distributors. These programs and contracts are highly regulated and will impose restrictions on our business. Failure to comply with these regulations and restrictions could result in adverse consequences such as civil money penalties, imposition of a Corporate Integrity Agreement and/or a loss of Medicare and Medicaid reimbursement for our drugs.
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
The Inflation Reduction Act (IRA) of 2022 (P.L. 117-169) has, for the first time, allowed Medicare to negotiate the price of certain high expenditure, single source Medicare Part B or Part D drugs. The Centers for Medicare & Medicaid Services has implemented a Medicare Drug Price Negotiation Program, and this program may affect future Medicare reimbursement for our drugs. The IRA also requires manufacturers of certain Part B and Part D drugs to issue to the US Department of Health and Human Services (HHS) rebates based on certain calculations and triggers (i.e., when drug prices increase and outpace the rate of inflation) which may influence the pricing of current and future products.

The Trump Administration issued a series of Executive Orders seeking to reduce prescription drug costs in the US by requiring manufacturers to sell certain drugs in the US at no higher than the lowest prices paid for those same drugs in other developed countries and directing the US Department of Health and Human Services (HHS) to facilitate direct-to-consumer (DTC) purchasing programs for prescription drugs at the most-favored-nation (MFN) price. In addition, in late 2025, HHS proposed three payment models that would test MFN pricing in Medicaid (the GENEROUS model), Medicare Part D (the GUARD model), and Medicare Part B (the GLOBE model). Under the GENEROUS model, manufacturers could provide MFN pricing to state Medicaid agencies on a voluntary basis. If GLOBE and GUARD are finalized, pharmaceutical manufacturers would be required to pay MFN-based rebates on eligible products for 25% of eligible Medicare beneficiaries during the applicable testing period. Drug pricing is an active area for regulatory reform at both the federal and state levels, and additional significant changes to current drug pricing and reimbursement structures in the US could be forthcoming.
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
Employees
As of December 31, 2025, we had a total of 1,664 full-time employees: 736 in research, clinical, regulatory, medical affairs and quality assurance; 107 in technical operations, manufacturing and quality control; 266 in general and administrative functions; and 555 in commercial activities. We had 1,274 full-time employees in the US, 238 employees in Europe and 152 employees in Japan. We anticipate increasing our headcount in 2026.
None of our employees are represented by a labor union and we believe that our relations with our employees are generally good. Generally, our US employees are at-will employees; however, we have entered into employment agreements with our executive officers.

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
We believe that continued growth and development are essential to the professional well-being of our team, from onboarding through the employee lifecycle. We seek to develop our employee talent within the organization through access to internal and external training, continuous learning programs and other development initiatives. As our organization and capabilities grow, we aim to ensure we have provided our team members with the guidance and resources they need to develop as professionals and to support our business.
Our Values
Five core values—collaboration, accountability, passion, respect, and integrity—set the tone for our culture and guide the actions we take each day. In 2025, we introduced guiding principles, the ‘To Be List’, bringing our values and who we are as an organization to life. We strive to ensure that these values drive all of our human capital endeavors, including hiring, our annual employee feedback process, our Global Core Competencies, our Recognition Program, and our employee onboarding initiatives.
We are focused on maintaining an inclusive work environment that best supports the varied needs of the patient communities we serve. We continue to grow our list of employee resource groups and expand our sourcing for new talent to enhance our talent pipeline. We are also committed to equitable pay for all employees. We use industry benchmarks and annual internal equity reviews to make salary adjustments as needed in efforts to ensure a fair and bias-free compensation system. As we grow, we are continuing to implement initiatives to advance the development of our talent and ensure comprehensive succession plans both in our employee workforce and our Board of Directors.
In furtherance of our values, we have continued to integrate our responsibility and sustainability program. We are cognizant of our environmental impact, support several green measures and community service programs, and continue to explore options to improve and build upon our sustainability efforts. We are committed to ensuring the health and well-being of our employees and promoting patient advocacy and safety. Finally, we are driven by integrity and believe good corporate governance is important and necessary to maintain ethical and compliant business practices.
Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act). We make available on our website at http://www.insmed.com, free of charge, copies of these reports as soon as reasonably practicable after filing them with, or furnishing them to, the SEC. The public can also obtain materials that we file with the SEC through the SEC's website at http://www.sec.gov.
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
•Our prospects are highly dependent on the success of our approved products, ARIKAYCE and BRINSUPRI. If we are unable to successfully market, commercialize and maintain approval for ARIKAYCE and BRINSUPRI, our business, financial condition, results of operations and prospects and the value of our common stock may be materially adversely affected.
•We may not be able to obtain regulatory approval for ARIKAYCE in front-line NTM lung disease, for ARIKAYCE or BRINSUPRI in additional markets or for our product candidates. Any such failure to obtain regulatory approvals may materially adversely affect us.
•The commercial success of ARIKAYCE and BRINSUPRI depend on market acceptance by physicians, patients, third-party payors and others in the healthcare community, and the commercial success of our product candidates, if approved, will similarly depend on market acceptance.
•We obtained regulatory approval of ARIKAYCE in the US through an accelerated approval process, and full approval will be contingent on successful and timely completion of a confirmatory post-marketing clinical trial. Failure to obtain full approval or otherwise meet our post-marketing requirements and commitments may have a material adverse effect on our business, prospects, and the value of our common stock.
•We are subject to substantial, ongoing regulatory requirements, including with respect to advertising and promotion, and failure to comply with these requirements may lead to enforcement action or otherwise materially harm our business.
•If we are unable to obtain or maintain adequate reimbursement from government or third-party payors for ARIKAYCE, BRINSUPRI or our product candidates, if approved, or if we are unable to obtain or maintain acceptable prices for ARIKAYCE, BRINSUPRI, or, if approved, our product candidates, our prospects for generating revenue and achieving profitability may be materially adversely affected.
•ARIKAYCE, BRINSUPRI, or any of our product candidates may develop unexpected safety or efficacy concerns, which may have a material adverse effect on us.
•If our estimates of the size of the potential markets for ARIKAYCE, BRINSUPRI, or our product candidates prove inaccurate, our ability to generate revenue may be materially adversely affected.
•Pharmaceutical research and development is very costly and highly uncertain, and we may not succeed in developing product candidates in the future.
•Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, may be interpreted differently if additional data are disclosed, and are subject to audit and verification procedures that may result in material changes in the final data.
•As ARIKAYCE is a drug/device combination product, we cannot sell ARIKAYCE without Lamira. Any failure to secure or maintain regulatory approval in each market for Lamira as a delivery system for ARIKAYCE may limit our ability to successfully commercialize ARIKAYCE. Additionally, we plan to submit an NDA for TPIP as a drug/device combination product or as a stand-alone marketing application, as dictated by local regulations. Failure to obtain or maintain regulatory approval or clearance of any of our devices or drug-device combination products may materially harm our business.
•If our clinical studies do not produce positive results or our clinical trials are delayed, or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to obtain regulatory approval for and successfully commercialize our product candidates in the US, Europe, Japan or other markets.
•We may not be able to enroll enough patients to conduct and complete our clinical trials or retain a sufficient number of patients in our clinical trials to generate the data necessary for regulatory approval of our product candidates or to gain the approval of the use of ARIKAYCE in the broader population of patients with MAC lung disease.
•If another party obtains orphan drug exclusivity for a product that is considered the same or essentially the same as a product we are developing for a particular indication, we may be precluded from or delayed in commercializing the product in that indication.
•Our clinical and pre-clinical research activities include the research and development of novel gene therapy product candidates. It will be difficult to predict the time and cost of development and of subsequently obtaining regulatory approval for any such gene therapy product candidates, or how long it will take to commercialize any gene therapy product candidates.
•If we are unable to form and sustain relationships with third-party service providers that are critical to our business, or if any third-party arrangements that we may enter into are unsuccessful, our ability to develop and commercialize our products may be materially adversely affected.
•We may not have, or may be unable to obtain, sufficient quantities of ARIKAYCE, Lamira, BRINSUPRI, or our product candidates to meet our required supply for commercialization or clinical studies, which may materially harm our business.
•Adverse consequences to our business may result if we or our manufacturing partners fail to comply with applicable regulations or maintain required approvals.
•We are dependent on retaining and attracting key personnel, the loss of whose services may materially adversely affect our business, financial condition, results of operations and prospects, and the value of our common stock.
•We expect to continue to expand our development, regulatory and sales and marketing capabilities, and as a result, may encounter difficulties in managing our growth, which may disrupt our operations.
•Any acquisitions we have made or may make in the future, or collaborative relationships we have entered into or may in the future enter into, may not be clinically or commercially successful, and may require financing or a significant amount of cash, which could adversely affect our business.
•We may be subject to product liability claims, and we have only limited product liability insurance.
•Our business and operations, including our drug development and commercialization programs, may be materially disrupted and/or subject to reputational harm in the event of system failures, security breaches, cyber-attacks, deficiencies in cybersecurity, violations of data protection laws or data loss or damage by us or third parties.
•We are subject to laws and regulations that govern how we can collect, process, store and transfer personal data and sensitive data, and violations may result in meaningful penalties, enforcement, and/or reputational harm and have a significant impact on our operations.
•Our inability to access, upgrade or expand our technology systems or difficulties in updating our existing technology or developing or implementing new technology may have a material adverse effect on our business or results of operations.
•We are subject to a number of risks associated with our international activities and operations and may not be successful in any efforts to further expand internationally.
•We operate in a highly competitive and changing environment, and if we are unable to adapt to our environment, we may be unable to compete successfully.
•We have a limited number of significant customers and losing any of them may have an adverse effect on our financial condition and results of operations.
•Deterioration in general economic conditions in the US, Europe, Japan and globally, including the effect of prolonged periods of inflation on our suppliers, third-party service providers and potential partners, may harm our business and results of operations.
•The emergence of a pandemic, and efforts to reduce its spread, may negatively impact our business and operations.
•Our current and potential future use of AI and machine learning may not be successful and presents new risks and challenges to our business.
•If we are unable to adequately protect our intellectual property rights, the value of ARIKAYCE, BRINSUPRI, and our product candidates may be materially diminished.
•If we fail to comply with obligations in our third-party agreements, our business may be adversely affected, including by the loss of license rights that are important to our business.
•Healthcare legislation or other government action may materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
•We are subject to anti-corruption laws and trade control laws, as well as other laws governing our operations. If we fail to comply with these laws, we may be subject to negative publicity, civil or criminal penalties, other remedial measures, and legal expenses, which may adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
•We have a history of operating losses, expect to incur operating losses in the near term, and may never achieve or maintain profitability.
•We may need to raise additional funds to continue our operations, and any failure to obtain capital when needed on acceptable terms, or at all, may force us to delay, reduce or eliminate our development programs, commercialization efforts, or other operations.
•We have outstanding indebtedness in the form of a term loan and a royalty financing arrangement and may incur additional indebtedness in the future, which may adversely affect our financial position, prevent us from implementing our strategy, and, in certain cases, dilute the ownership interest of our existing shareholders.
•We may be unable to use certain of our net operating losses and other tax assets.

•Goodwill impairment charges in the future may have a material adverse effect on our business, results of operations and financial condition.
•Our shareholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.
•Certain provisions of Virginia law, our articles of incorporation and amended and restated bylaws and arrangements between us and our employees may hamper a third party’s acquisition of us or discourage a third party from attempting to acquire control of us.
Risks Related to the Commercialization and Continued Approval of ARIKAYCE and BRINSUPRI, and the Potential Approval and Commercialization of our Product Candidates
Our prospects are highly dependent on the success of our approved products, ARIKAYCE and BRINSUPRI. If we are unable to successfully market, commercialize and maintain approval for ARIKAYCE and BRINSUPRI, our business, financial condition, results of operations and prospects and the value of our common stock may be materially adversely affected.
Our long-term viability and growth depend on the successful commercialization of ARIKAYCE and BRINSUPRI. ARIKAYCE was approved in the US for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting, as defined by patients who do not achieve negative sputum cultures after a minimum of six consecutive months of a multidrug background regimen therapy. Subsequently, ARIKAYCE was approved in Europe for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF, and in Japan for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatments with a multidrug regimen. We refer to NTM lung disease caused by MAC as MAC lung disease. BRINSUPRI was approved in the US in August 2025 as an oral, once-daily treatment for NCFB in adults and children 12 years and older, and in the EU in November 2025 for NCFB in adults and children 12 years or older with two or more exacerbations in the prior 12 months. We have invested and continue to invest significant efforts and financial resources in the commercialization of ARIKAYCE and BRINSUPRI. Our ability to continue to generate revenue from ARIKAYCE will depend heavily on successfully commercializing and obtaining full regulatory approval for ARIKAYCE from the FDA by conducting an appropriate confirmatory post-marketing study. Our ability to generate revenue from BRINSUPRI will depend heavily on successfully commercializing BRINSUPRI in the US and the EU as well as obtaining additional regulatory approvals outside of the US and the EU.
In order to continue to commercialize ARIKAYCE and BRINSUPRI, we must continue to establish and maintain marketing, market access, sales and distribution capabilities on our own or make arrangements with third parties for its marketing, sale and distribution. We are commercializing ARIKAYCE in the US, Europe and Japan and BRINSUPRI in the US using our sales force, and we intend to use our sales force in any additional markets in which we commercialize BRINSUPRI, but we may not continue to be successful in these efforts. The establishment, development and maintenance of our own sales force is and will continue to be expensive and time-consuming. As a result, we may seek one or more partners to handle some or all of the sales and marketing of ARIKAYCE and/or BRINSUPRI in certain markets following approval by the relevant regulatory authority in those markets. In that case, we will be reliant on third parties to successfully commercialize ARIKAYCE and/or BRINSUPRI and will have less control over commercialization efforts than if we handled commercialization with our own sales force. However, we may not be able to enter into arrangements with third parties to sell ARIKAYCE and/or BRINSUPRI on favorable terms or at all. In the event that either our own marketing, market access, sales force or third-party marketing, and sales organizations are not effective, our ability to generate revenue would be adversely affected.
We may not be able to obtain regulatory approval for ARIKAYCE in front-line NTM lung disease, for ARIKAYCE or BRINSUPRI in additional markets or for our product candidates. Any such failure to obtain regulatory approvals may materially adversely affect us.
We are required to obtain various regulatory approvals prior to studying our products in humans and then again before we market and distribute our products, and the failure to obtain such approvals will prevent us from commercializing our products, which would materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock. While we have obtained accelerated approval for ARIKAYCE in the US, approval for ARIKAYCE in Europe and Japan and approval for BRINSUPRI in the US and the EU, seeking any future regulatory approvals for our product candidates, as well as approval for ARIKAYCE in front-line NTM lung disease or for ARIKAYCE or BRINSUPRI in other jurisdictions presents significant obstacles.
We are continuing to conduct our confirmatory clinical trial program for full approval of ARIKAYCE in the broader population of patients with MAC lung disease through our ENCORE trial, and this trial program, along with any other clinical trials of ARIKAYCE, may not be successful. Additional results from ongoing and recently completed studies may affect the FDA’s benefit-risk analysis for the product. If we are unable to expand the indication for use of ARIKAYCE, our prospects and the value of our common stock may be materially adversely affected.

Approval processes in the US, Europe, Japan and other markets require the submission of extensive pre-clinical and clinical data, manufacturing and quality information regarding the manufacturing process and any manufacturing facility, scientific data characterizing our product and other supporting data in order to establish safety and effectiveness. These processes are complex, lengthy, expensive, resource intensive and uncertain. Regulators will also conduct a rigorous review of any trade name we intend to use for our products. Even after they approve a trade name, these regulators may request that we adopt an alternative name for the product if adverse event reports indicate a potential for confusion with other trade names and medication error. If we are required to adopt an alternative name, potential commercialization of our product candidates or continued commercialization of ARIKAYCE or BRINSUPRI may be delayed or interrupted. We have limited experience in submitting and pursuing applications necessary to obtain these regulatory approvals.
Data submitted to regulators are subject to varying interpretations that may delay, limit or prevent regulatory agency approval. Even if we believe our clinical trial results are promising, regulators may disagree with our interpretation of data, study design or execution and may refuse to accept our application for review or decline to grant approval.
In addition, the grant of an orphan designation by the FDA or EC or approval by the FDA, EC, MHRA or MHLW does not ensure a similar decision by the regulatory authorities of other countries, and a decision by one foreign regulatory authority does not ensure regulatory authorities in other foreign countries or the FDA will agree with the decision. For instance, although ARIKAYCE received orphan drug designation in the US for the treatment of infections caused by NTM, ARIKAYCE did not qualify for orphan drug designation in Japan due to the estimated number of NTM patients in Japan exceeding 50,000. Similarly, clinical studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval procedures vary among countries and can involve additional product testing, including additional pre-clinical studies or clinical trials, and administrative review periods. The time required to obtain approval in these other territories might differ from that required to obtain FDA approval. We may never obtain approval for our product candidates in the US or other jurisdictions, for ARIKAYCE outside of the US, Europe and Japan, or for BRINSUPRI outside of the US and the EU, which would limit our market opportunities and may materially adversely affect our business. Even if any of our product candidates is approved, if ARIKAYCE is approved outside of the US, Europe and Japan, or if BRINSUPRI is approved outside of the US and the EU, regulators may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, require other burdensome risk mitigation measures, such as distribution restrictions, or require expensive and time-consuming additional clinical trials or reporting as conditions of approval.
We may also encounter delays or rejections based on changes in regulatory agency policies or resources during the period in which we develop a product and the period required for review of any application for regulatory agency approval of a particular product. Resolving such delays may force us or third parties to incur significant costs, limit our allowed activities or the allowed activities of third parties, diminish any competitive advantages that we or our third parties may attain or adversely affect our ability to receive royalties, any of which may materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
The commercial success of ARIKAYCE and BRINSUPRI depend on market acceptance by physicians, patients, third-party payors and others in the healthcare community, and the commercial success of our product candidates, if approved, may similarly depend on market acceptance.
Despite receiving FDA, EC and Japan’s MHLW approval of ARIKAYCE and FDA and EC approval of BRINSUPRI for the specified indications, market acceptance may vary among physicians, patients, third-party payors or others in the healthcare community and is dependent on a number of factors, including the following:
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
•Sufficient government or third-party insurance coverage and reimbursement;

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
We obtained regulatory approval of ARIKAYCE in the US through an accelerated approval process, and full approval will be contingent on successful and timely completion of a confirmatory post-marketing clinical trial. Failure to obtain full approval or otherwise meet our post-marketing requirements and commitments may have a material adverse effect on our business, prospects and the value of our common stock.
The FDA approved ARIKAYCE under the LPAD and accelerated approval pathways, and full approval will be based on results from a post-marketing confirmatory clinical trial. FDA may grant accelerated approval to a product for a serious or life-threatening disease or condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than or irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality, or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Accelerated approval of ARIKAYCE was supported by preliminary data from the Phase 3 CONVERT study, which evaluated the safety and efficacy of ARIKAYCE in adult patients with refractory MAC lung disease, using achievement of sputum culture conversion (defined as three consecutive negative monthly sputum cultures) by Month 6 as the primary endpoint.
As a condition of accelerated approval, we must conduct a post-marketing confirmatory clinical trial for ARIKAYCE in patients with MAC lung disease, which we commenced in the fourth quarter of 2020, and submit periodic reports on the progress of this clinical trial. The confirmatory clinical trial program consists of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a PRO tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed or recurrent MAC lung disease using the PRO tool validated in the ARISE trial.
The confirmatory clinical trial program is intended to fulfill the FDA’s post-marketing requirement to allow for full approval of ARIKAYCE by the FDA, and verification and description of clinical benefit in the ENCORE trial will be necessary for full approval of ARIKAYCE.
In September 2023, we announced positive topline results from the ARISE trial. The study met its primary objective of demonstrating that the QOL-B respiratory domain works effectively as a PRO tool in patients with MAC lung disease. Based on feedback and in alignment with the FDA, we determined that the primary endpoint for the ENCORE trial would include eight questions from the QOL-B respiratory domain PRO. We completed enrollment of the ENCORE trial in the fourth quarter of 2024, with 425 patients enrolled. However, we may encounter substantial delays in conducting the ENCORE trial, and we may not be able to conduct the trial in a manner satisfactory to the FDA or within the time period required by the FDA. In addition, the use of the PRO tool in the ENCORE trial, which involves patients’ subjective assessments of efficacy of the treatments they receive in the trial, may increase the uncertainty of, and adversely impact, the clinical trial outcomes.
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
We are subject to substantial, ongoing regulatory requirements, including with respect to advertising and promotion, and failure to comply with these requirements may lead to enforcement action or otherwise materially harm our business.
We are subject to a variety of manufacturing, packaging, storage, labeling, advertising, promotion, record-keeping and reporting requirements in the US, Europe, and Japan, including requirements to:
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
•Comply with cGMP requirements for drugs and quality systems requirements for devices;
•Comply with requirements regarding the security and integrity of the distribution supply chain;
•Acquire licenses for marketing authorization and certifications for our third-party manufacturers when importing and selling pharmaceutical products manufactured in one country into another country;
•Negotiate with national governments and other counterparties on pricing and reimbursement status;
•Carry out post-approval confirmatory clinical trials;
•Comply with ongoing pharmacovigilance requirements;
•Seek supplemental approvals for changes in product labeling or manufacturing; and
•Disclose payments to healthcare professionals and healthcare organizations to national regulatory authorities and/or on publicly available websites.
In addition, advertising and promotion of any product candidate that obtains approval in the US is heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, other government agencies and the public. While physicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing authorization has not been obtained. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling. Violations, including promotion of our products for unapproved (or off-label) uses, may be subject to untitled or warning letters, inquiries and investigations, and civil and criminal sanctions by the government. Additionally, foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval in their respective jurisdictions.
Furthermore, on September 9, 2025, President Trump issued a Memorandum directing the US Department of Health and Human Services, or HHS, to “ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” The same day, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the agency would “aggressively deploy” its available enforcement tools with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA issued a generic “notice letter” to all holders of approved drug and biologic applications, including us, directing such companies to “remove any noncompliant advertising and bring all promotional communications into compliance.” Any failure by us to comply with any of these requirements may lead to onerous government investigations or enforcement action or otherwise materially harm our business.
If we ultimately receive approval for ARIKAYCE, BRINSUPRI or any of our product candidates in jurisdictions other than the US, Europe, or Japan, we expect to be subject to similar ongoing regulatory oversight by the relevant foreign regulatory authorities, including the requirement to negotiate with national governments and other counterparties on pricing and reimbursement prices for each new jurisdiction.
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
•Suspension of, or imposition of restrictions on, our operations, including costly new manufacturing requirements with respect to ARIKAYCE, BRINSUPRI, or any of our product candidates; and

•Negative publicity, including communications issued by regulatory authorities, which may negatively impact the perception of us or ARIKAYCE, BRINSUPRI, or any of our product candidates by patients, physicians, third-party payors or the healthcare community.
We provide financial assistance with out-of-pocket costs to patients enrolled in commercial health insurance plans. In addition, independent foundations may assist with out-of-pocket financial obligations. The ability of these organizations to provide assistance to patients is dependent on funding from external sources, and we cannot guarantee that such funding will be available at adequate levels, if at all. Patient assistance programs, whether provided directly by manufacturers or charitable foundations, have come under recent government scrutiny. If we are deemed to have failed to comply with relevant laws, regulations or government guidance with respect to these programs, we may be subject to significant fines or penalties.
In addition, the policies of the FDA, the EMA, the MHLW, and other comparable regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our products. Costs arising out of any regulatory developments could be time-consuming and expensive and could divert management resources and attention and, consequently, may adversely affect our business, financial condition and results of operations. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which may adversely affect our business, prospects and ability to achieve or sustain profitability.
If we are unable to obtain or maintain adequate reimbursement from government or third-party payors for ARIKAYCE, BRINSUPRI or our product candidates, if approved, or if we are unable to obtain or maintain acceptable prices for ARIKAYCE, BRINSUPRI or our product candidates, if approved, our prospects for generating revenue and achieving profitability may be materially adversely affected.
Our prospects for generating revenue and achieving profitability depend heavily upon the availability of adequate reimbursement for the use of ARIKAYCE, BRINSUPRI or, if approved, our product candidates, from governmental and other third-party payors, both in the US and in other markets. A significant portion of our current ARIKAYCE and BRINSUPRI revenues in the US are dependent on Medicare reimbursement, and we expect that trend to continue. Reimbursement by a third-party payor depends upon a number of factors, including the third-party payor’s determination that use of a product is:
•A covered benefit under its health plan;
•Safe, effective and medically necessary;
•Appropriate for the specific patient;
•Cost-effective; and
•Neither experimental nor investigational.
Obtaining a determination of coverage and reimbursement for a product from each relevant governmental or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor. Payors in the US have evaluated ARIKAYCE for inclusion on formularies. Going forward, we may not be able to provide data that are sufficient to gain positive coverage and reimbursement determinations or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of ARIKAYCE to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Payors in the US continue to evaluate BRINSUPRI and/or write policies related to access. If access requirements adopted by third-party payors or the prior authorization process prove too onerous, physicians and patients may develop a belief that BRINSUPRI is difficult to access, which, in turn, may affect our ability to successfully commercialize BRINSUPRI and adversely impact our business, financial condition, results of operations and prospects and the value of our common stock.
Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-US regulatory authorities and/or may set a reimbursement rate that is too low to support a profitable sales price for the product. For example, in France we agreed with the French authorities to a reimbursed price for ARIKAYCE that was lower than the price in our temporary authorization for use (Autorisation Temporaire d’Utilisation or ATU) and are required to refund the difference. As a result, we recorded a revenue reversal in the fourth quarter of 2022, related to revenue recorded in prior periods. In addition, in 2023, we experienced a one-time, prospective price decrease for ARIKAYCE in Japan of 9.4%. In the US, payors have restricted and continue to restrict coverage of ARIKAYCE by using a variable co-payment structure that imposes higher costs on patients for drugs that are not preferred by the payor and by imposing requirements for prior authorization or step edits, and payors may similarly restrict coverage of BRINSUPRI as they continue to evaluate BRINSUPRI for coverage and write coverage policies. Additionally, if the results from our ENCORE trial support a label expansion for ARIKAYCE to include all MAC lung patients, payors may nonetheless restrict reimbursement for ARIKAYCE’s use to refractory MAC patients, despite regulatory approval. Subsequent approvals of competitive products could result in a detrimental change to the reimbursement of our products. The occurrence of any of these events likely would adversely impact market acceptance and demand for ARIKAYCE and/or BRINSUPRI, which, in turn, may affect our ability to successfully commercialize ARIKAYCE and/or BRINSUPRI and adversely impact our business, financial condition, results of operations and prospects and the value of our common stock.
There is a significant focus in the US healthcare industry and elsewhere on drug prices and value, and public and private payors are taking increasingly aggressive steps to control their expenditures for pharmaceuticals by, among other things, negotiating manufacturer discounts and placing restrictions on reimbursement for, and patient access to, medications. These pressures could negatively affect our business. We expect changes in the Medicare program and state Medicaid programs, as well as managed care organizations and other third-party payors, to continue to put pressure on pharmaceutical product pricing. One significant example of applicable legislative action is the IRA, which was signed into law on August 16, 2022. The IRA gives the HHS the ability and authority to directly negotiate with manufacturers the price that Medicare will pay for certain high-priced drugs and set caps on the negotiated price of such drugs, among other changes. The IRA also requires manufacturers of certain Part B and Part D drugs to issue to HHS rebates based on certain calculations and triggers (i.e., when drug prices increase and outpace the rate of inflation), which may influence the pricing of current and future products. At this time, we believe that ARIKAYCE will be excluded from price negotiation under the IRA due to its orphan drug designation, but BRINSUPRI is likely to be subject to IRA price negotiation in the future. We cannot predict other potential implications the IRA provisions will have on our business or the pricing of our product candidates, if approved. Similarly, we cannot predict the impact on our business of the Trump Administration’s proposed “most favored nation” drug pricing policies. These types of laws may have a significant impact on our ability to set a product price we believe is fair or market and sell our approved products in certain jurisdictions and may adversely affect our ability to generate revenue and achieve or maintain profitability, as well as on our decisions about whether to launch our products in additional markets. We expect further federal and state proposals and healthcare reforms to continue to be proposed, which could limit the prices that can be charged for the products we develop or may otherwise limit our commercial opportunity. In addition, in connection with various government programs, we are required to report certain pricing information to the government, and the failure to do so may subject us to penalties. For further discussion of related risks, see “Risks Related to Government Regulation - Healthcare legislation or other government action may materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.”
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
We continue to have discussions with third-party payors regarding our price for ARIKAYCE and BRINSUPRI, and our pricing may meet resistance from them and the public generally. If we are unable to maintain adequate reimbursement for ARIKAYCE in the US, Europe and Japan, or for BRINSUPRI in the US and the EU, the adoption of ARIKAYCE and/or BRINSUPRI by physicians and patients may be limited. If we are unable to negotiate acceptable prices for ARIKAYCE and BRINSUPRI, we may be unable to generate sufficient revenue to achieve profitability. Both of these risks, in turn, may affect our ability to successfully commercialize ARIKAYCE and BRINSUPRI and adversely impact our business, financial condition, results of operations and prospects and the value of our common stock.
ARIKAYCE, BRINSUPRI, or any of our product candidates may develop unexpected safety or efficacy concerns, which may have a material adverse effect on us.
ARIKAYCE and BRINSUPRI are now being used by larger numbers of patients and, with respect to ARIKAYCE, for longer periods of time than during our clinical trials (including in the CONVERT study), and we and others (including regulatory agencies and private payors) are collecting extensive information on the efficacy and safety of ARIKAYCE and BRINSUPRI by monitoring its use in the marketplace. In addition, we are conducting a confirmatory trial to assess and describe the clinical benefit of ARIKAYCE in patients with MAC lung disease. We may also conduct additional trials in connection with lifecycle management programs for ARIKAYCE, BRINSUPRI, and, if approved, our product candidates. New safety or efficacy data from both market surveillance and our clinical trials may result in negative consequences including the following:
•Modification to product labeling or promotional statements, such as additional boxed or other warnings or contraindications, or the issuance of additional “Dear Doctor Letters” or similar communications to healthcare professionals;
•Required changes in the administration of ARIKAYCE, BRINSUPRI, or our product candidates;

•Imposition of additional post-marketing surveillance, post-marketing clinical trial requirements, distribution restrictions or other risk management measures, such as a risk evaluation and mitigation strategy (REMS) or a REMS with elements to assure safe use in the US;
•Suspension or withdrawal of regulatory approval;
•Suspension or termination of ongoing clinical trials or refusal by regulators to approve pending marketing applications or supplements to approved applications;
•Suspension of, or imposition of restrictions on, our operations, including costly new manufacturing requirements with respect to ARIKAYCE, BRINSUPRI, or our product candidates; and
•Voluntary or mandatory product recalls or withdrawals from the market and costly product liability claims.
Any of these circumstances could reduce ARIKAYCE’s or BRINSUPRI's market acceptance or, if approved, the market acceptance of our product candidates and may materially adversely affect our business.
If our estimates of the size of the potential markets for ARIKAYCE, BRINSUPRI, or our product candidates prove inaccurate, our ability to generate revenue may be materially adversely affected.
We have relied on external sources, including market research funded by us and third parties, and internal analyses and calculations to estimate the potential market opportunities for ARIKAYCE, BRINSUPRI, and our product candidates. The externally sourced information used to develop these estimates has been obtained from sources we believe to be reliable, but we have not verified the data from such sources, and their accuracy and completeness cannot be assured. With respect to ARIKAYCE, our internal analyses and calculations are based upon management’s understanding and assessment of numerous inputs and market conditions, including, but not limited to, the projected increase in prevalence of MAC lung disease, Medicare patient population growth and ongoing population shifts to geographies with increased rates of MAC lung disease.
In addition, we are relying on third-party data to identify the physicians who treat the majority of MAC lung disease patients in the US and to determine how to deploy our resources to market to those physicians; however, we may not be marketing to the appropriate physicians and may therefore be limiting our market opportunity.
With regard to BRINSUPRI, our estimated number of total diagnosed bronchiectasis patients in the US was derived from an external source. A similar per capita prevalence was used to calculate the estimated prevalence in the European 5 and Japan.
Our estimates of the potential addressable market for TPIP in PAH and PH-ILD in the US, the European 5 and Japan were also derived from external sources. However, the studies we reviewed indicate a lack of consensus on prevalence rates.
Furthermore, professional societies, practice management groups, private health and science foundations and other organizations publish guidelines or recommendations to the healthcare and patient communities relating to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our products or the use of competitive or alternative products that are followed by patients and healthcare providers could result in decreased use of our products.
In addition to the foregoing reasons for caution, these understandings and assessments necessarily require assumptions subject to significant judgment and may prove to be inaccurate. As a result, our estimates of the size of these potential markets for ARIKAYCE, BRINSUPRI, and our product candidates could prove to be overstated, perhaps materially.
In the future, we may develop additional estimates with respect to market opportunities for our other product candidates, and such estimates are subject to similar risks. In addition, a potential market opportunity could be reduced if a regulator limits the proposed treatment population for one of our product candidates, similar to the limited population for which ARIKAYCE was approved. In either circumstance, even if we obtain regulatory approval, we may be unable to commercialize the product on a scale sufficient to generate significant revenue from such product candidates, which may have a material adverse effect on our business, financial condition, results of operations and prospects and the value of our common stock.
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

•Design and conduct appropriate pre-clinical and clinical trials, including confirmatory clinical trials, according to good laboratory practices and good clinical practices and disease-specific expectations of the FDA and other regulatory bodies;
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
There is a high rate of failure inherent in this process, and potential products that appear promising at early stages of development may fail for a number of reasons. Importantly, positive results from pre-clinical studies of a product candidate may not be predictive of similar results in human clinical trials, promising results from earlier clinical trials of a product candidate may not be replicated in later clinical trials, and observations from ongoing trials, including observations based on interim, preliminary, or blinded data, may not be representative of results after the trials are completed and all data are collected and analyzed. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving positive results in earlier stages of development and have abandoned development efforts or sought partnerships in order to continue development.
In addition, there are many other difficulties and uncertainties inherent in pharmaceutical research and development that could significantly delay or otherwise materially impair our ability to develop future product candidates, including the following:
•Conditions imposed by regulators, ethics committees or institutional review boards for pre-clinical testing and clinical trials relating to the scope or design of our clinical trials, including selection of endpoints and number of required patients or clinical sites;
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
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, may be interpreted differently if additional data are disclosed, and are subject to audit and verification procedures that may result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our clinical trials, which may be based on a preliminary analysis of then-available data in a summary or topline format, and the results and related findings may change as more patient data become available, may be interpreted differently if additional data are disclosed at a later time and are subject to audit and verification procedures that could result in material changes in the final data. If additional results from our clinical trials are not consistent with topline data or other previously released data or are not viewed favorably, our ability to obtain approval for and commercialize our approved drug and drug candidates, our business, operating results, prospects, or financial condition may be harmed and our stock price may decrease.
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
As ARIKAYCE is a drug/device combination product, we cannot sell ARIKAYCE without Lamira. Any failure to secure or maintain regulatory approval in each market for Lamira as a delivery system for ARIKAYCE may limit our ability to successfully commercialize ARIKAYCE. Additionally, we plan to submit an NDA for TPIP as a drug/device combination product or as a stand-alone marketing application, as dictated by local regulations. Failure to obtain or maintain regulatory approval or clearance of any of our devices or drug-device combination products may materially harm our business.
Lamira must receive regulatory approval or clearance in connection with each approved product or product candidate it will be used to administer. In the US, the FDA granted accelerated approval of a drug/device combination product comprised of ARIKAYCE with Lamira, and Lamira is CE marked by PARI in Europe and authorized for use by MHLW in Japan. However, outside the US, Europe and Japan, Lamira is labeled as investigational for use in our clinical trials, including in Canada and Australia, and is not approved for commercial use in Canada or certain other markets in which we may seek to commercialize ARIKAYCE in the future.
In addition, we plan to submit a marketing application for TPIP as a drug/device combination product or as a stand-alone application, as dictated by local regulations. We will need to seek additional approvals in connection with the delivery device for TPIP in certain markets before we can market and commercialize TPIP in them.
We will continue to work closely with PARI to coordinate efforts regarding regulatory requirements for Lamira, including our proposed filings. If we and PARI are not successful in obtaining approval for each usage of Lamira in each market, our ability to commercialize ARIKAYCE in those markets would be materially impaired. In addition, failure to maintain regulatory approval or clearance of Lamira may result in increased development costs, withdrawal of regulatory approval, delays or otherwise materially harm our business. Finally, failure to obtain regulatory approval or clearance of the delivery device for TPIP would affect our ability to develop and commercialize TPIP.
If our clinical studies do not produce positive results or our clinical trials are delayed, or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to obtain regulatory approval for and successfully commercialize our product candidates in the US, Europe, Japan or other markets.
Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive pre-clinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. If we experience delays in our clinical trials or other testing or the results of these trials or tests are not positive or are only modestly positive, including with respect to safety, we may:
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

•Have regulatory authorities withdraw, or suspend, their approval of the product or impose risk mitigation strategies such as a REMS or other restrictions on distribution;
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
There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia, immune-mediated responses, and death seen in other trials. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. For instance, possible adverse side effects that could occur include immunologic-mediated reactions early after administration, which could substantially limit the effectiveness of the treatment, and could lead to further adverse side effects, possibly including organ failure or death. Additional manufacturing, clinical, and pre-clinical testing may be required, as well as additional analyses, assessments, and potential long-term patient and clinical study subject monitoring, beyond what is currently required, and sample testing and associated regulatory reporting. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, any claims that gene therapy is unsafe, or gene therapy being unable to gain the acceptance of the public or the medical community may further adversely impact our product candidates in the form of increased government regulation, unfavorable public perception, lack of physician adoption, the need for additional testing or monitoring, potential regulatory delays, stricter labeling requirements, and a decrease in demand.
We may not be able to enroll enough patients to conduct and complete our clinical trials or retain a sufficient number of patients in our clinical trials to generate the data necessary for regulatory approval of our product candidates or to gain approval of the use of ARIKAYCE in the broader population of patients with MAC lung disease.
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
If another party obtains orphan drug exclusivity for a product that is considered the same or essentially the same as a product we are developing for a particular indication, we may be precluded from or delayed in commercializing the product in that indication.

Under the ODA, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition (i.e., that affects fewer than 200,000 persons in the US). In the EU, the EC grants orphan drug designation to products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating disease or condition affecting not more than five in 10,000 people in the EU. The company that obtains the first regulatory approval from the FDA for a designated orphan drug for an indication within the designated rare disease or condition generally receives marketing exclusivity for use of that drug for that indication for a period of seven years. Similar laws exist in the EU with a term of 10 years. See Business — Government Regulation — Orphan Drug Designation in Item 1 of Part I of this Annual Report on Form 10-K for additional information. If a competitor obtains approval of the same drug for the same indication before we obtain approval, and the FDA grants such orphan drug exclusivity, we would be prohibited from obtaining approval for our product for seven years (or longer if the seven-year exclusivity period is extended for a QIDP or due to pediatric exclusivity), unless our product can be shown to be clinically superior. In addition, even if we obtain our own period of orphan exclusivity, the FDA may approve another product during our orphan exclusivity period that is otherwise the same drug for the same indication under certain circumstances, including if it is clinically superior to our product.
If we fail to obtain or maintain regulatory exclusivity for our product candidates, our business may be materially harmed.
We may be unable to obtain, or may not be able to maintain, regulatory exclusivity for our products or product candidates, including exclusivity under the Hatch-Waxman Act, orphan drug exclusivity, Generating Antibiotic Incentives Now Act exclusivity, or pediatric exclusivity. Even if granted, such exclusivity may be limited in scope or duration and may not prevent competitors from developing or marketing competing products. For example, while BRINSUPRI is eligible for five-year new chemical entity exclusivity, which should block submission of an Abbreviated New Drug Application (ANDA) or 505(b)(2) with the same active moiety for five years (or four years, if a paragraph IV certification of patent invalidity, unenforceability, or non-infringement is filed), if another sponsor submits a 505(b)(1) application for a drug containing the same active moiety, BRINSUPRI’s regulatory exclusivity would not block submission of that product. The loss or expiration of any exclusivity period could allow competitors to introduce generic or other competing products, which may significantly reduce our revenues and adversely affect our business, financial condition, and results of operations.
Generic competition following the expiration or loss of exclusivity may significantly reduce our revenues.
Our products may become subject to competition from generic or follow-on drug manufacturers who seek approval through the ANDA or 505(b)(2) application process. Manufacturers may file ANDAs or 505(b)(2) applications seeking approval to market follow-on versions of our products prior to the expiration of our patents or regulatory exclusivities, including by filing Paragraph IV certifications alleging that our patents are invalid, unenforceable, or not infringed. Such challenges could result in costly and time-consuming litigation, and if successful, could lead to earlier-than-anticipated generic competition, which may materially and adversely affect our revenues and profitability.
Our clinical and pre-clinical research activities include the research and development of novel gene therapy product candidates. It will be difficult to predict the time and cost of development and of subsequently obtaining regulatory approval for any such gene therapy product candidates, or how long it will take to commercialize any gene therapy product candidates.
In addition to our ongoing gene therapy clinical trials, we intend to continue to identify and develop novel gene therapy product candidates as part of our pre-clinical research efforts. We have limited experience in developing gene therapy programs and cannot be certain that any gene therapy product candidates that we develop will successfully complete pre-clinical studies and clinical trials, or that they will not cause significant adverse events or toxicities. Any such results could impact our ability to develop a gene therapy product candidate, including our ability to enroll patients in our clinical trials. Furthermore, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material, which may adversely affect our ability to obtain and maintain regulatory approvals for and commercialize any gene therapy products we may develop.
In addition, to date, only a small number of gene therapy products have been approved in the US, Europe, Japan, or elsewhere, and regulatory requirements governing gene therapy products continue to evolve and may continue to change in the future. We may seek regulatory approval in territories outside the US, Europe, and Japan, which may have their own regulatory authorities along with frequently changing requirements or guidelines. The regulatory review committees and advisory groups in the US, Europe, Japan, and elsewhere, and any new guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Within the FDA, the Center for Biologics Evaluation and Research (CBER) regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Therapeutic Products, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. CBER works closely with the National Institutes of Health (the NIH) in connection with the development of gene therapy.

CBER has experienced leadership changes and broad layoffs and departures under the Trump Administration, which may slow review times.
The FDA has published specific guidance documents with respect to the development and approval of gene therapy products. Amongst these guidance documents are final guidance documents that pertain to the development of gene therapies for the treatment of specific disease categories, including rare diseases of interest to Insmed, and to manufacturing and long-term follow-up issues relevant to gene therapy, among other topics. For example, the FDA issued a final guidance document in September 2021 describing the FDA’s approach for determining whether two gene therapy products are the same or are different for the purpose of orphan-drug designation and orphan-drug exclusivity. On January 11, 2026, the FDA announced information about what the agency called its “flexible approach” to overseeing chemistry, manufacturing and control requirements for cell and gene therapies, although applicable requirements remain rigorous. The FDA has continued to issue additional draft and final guidance documents on the development and manufacture of gene therapy products.
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
Risks Related to Our Reliance on Third Parties
If we are unable to form and sustain relationships with third-party service providers that are critical to our business, or if any third-party arrangements that we may enter into are unsuccessful, our ability to develop and commercialize our products may be materially adversely affected.
We currently rely, and expect to continue to rely, on third parties for significant research, analytical services, pre-clinical development, clinical development and manufacturing of our product candidates and commercial scale manufacturing of ARIKAYCE, Lamira, and BRINSUPRI. For example, we do not own facilities for clinical-scale or commercial manufacturing of our product candidates, and we expect that our future supply requirements for TPIP will be manufactured by CMOs. We currently rely on Resilience and Patheon to provide our clinical and commercial supply of ARIKAYCE. We currently rely on Esteve and Patheon Inc. to provide our clinical supply of brensocatib and our commercial supply of BRINSUPRI. Additionally, almost all of our clinical trial work is done by CROs, such as PPD, our CRO for the ENCORE and TPIP trials, and clinical laboratories. In addition, we rely on third parties to manufacture clinical materials for our pre-clinical research programs. Reliance on these third parties poses a number of risks, including the following:
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

We also rely on third parties to select and enter into agreements with clinical investigators to conduct clinical trials to support approval of our product candidates, and the failure of these third parties to appropriately carry out such evaluation and selection can adversely affect the quality of the data from these studies, compliance with applicable rules, and, potentially, the approval of our products. In particular, as part of future drug approval submissions to the FDA, we must disclose certain financial interests of investigators who participated in any of the clinical studies being submitted in support of approval, or must certify to the absence of such financial interests. The FDA evaluates the information contained in such disclosures to determine whether disclosed interests may have an impact on the reliability of a study. If the FDA determines that financial interests of any clinical investigator raise serious questions of data integrity, the FDA can institute a data audit, request that we submit further data analyses, conduct additional independent studies to confirm the results of the questioned study, or refuse to use the data from the questioned study as a basis for approval. A finding by the FDA that a financial relationship of an investigator raises serious questions of data integrity could delay or otherwise adversely affect approval of our products.
In December 2025, the BIOSECURE Act was enacted as part of the FY2025 National Defense Authorization Act and signed into law. The BIOSECURE Act prohibits US government contractors and subcontractors from using biotechnology equipment or services from biotechnology companies of concern (BCOC) in performance of a US government contract. BCOCs are: (1) entities on the 1260H List, (2) entities included on a list to be developed by the Office of Management and Budget (OMB) (the OMB List) based on certain criteria set out in the BIOSECURE Act, and (3) any subsidiary, parent, or successor of a BCOC, if that entity meets the criteria set out for the OMB List. We do business with companies in China. If we determine that we do business with a company that is currently or later determined to be a BCOC we may be prohibited from selling certain products to the US government following a five-year grandfathering period starting from the effective date of the BIOSECURE Act’s prohibition. It is possible some of our contractual counterparties may be impacted by this legislation, causing delay in our manufacturing activities while we find replacements.
These risks may materially harm our business, financial condition, results of operations and prospects and the value of our common stock.
We may not have, or may be unable to obtain, sufficient quantities of ARIKAYCE, Lamira, BRINSUPRI, or our product candidates to meet our required supply for commercialization or clinical studies, which may materially harm our business.
We do not have any in-house manufacturing capability other than for small-scale pre-clinical development programs and depend completely on a small number of third-party manufacturers and suppliers for the manufacture of our products and product candidates for both clinical and commercial needs. For instance, we are and expect to remain dependent on Resilience and Patheon to supply ARIKAYCE both for our clinical trials and commercial sale. Resilience manufactures placebo for our clinical trials and our current supply of ARIKAYCE for commercial sale. In addition, Esteve manufactures the active pharmaceutical ingredient for brensocatib, and Patheon Inc. manufactures our current supply of BRINSUPRI. However, we may not be able to maintain adequate quantities to meet future demand, including as a result of manufacturing and/or quality issues experienced by our third-party manufacturers or higher customer demand than expected. If we encounter delays or difficulties in the manufacturing process that disrupt our ability to supply our distributors and others with ARIKAYCE, BRINSUPRI, or our product candidates, including as a result of any efforts to establish manufacturing relationships in the US, we may experience product stock-outs, which would likely have a material adverse effect on our business and reputation.
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
We are also dependent on PARI being able to provide an adequate supply of nebulizers for commercial sale of ARIKAYCE, any ongoing clinical trials, and future commercial sales of our product candidates that use Lamira as their delivery mechanism, as PARI is the sole manufacturer of Lamira. We have no alternative supplier for the nebulizer, and because significant effort and time were expended in the optimization of the nebulizer for use with ARIKAYCE, we do not intend to seek an alternative or secondary supplier. In the event PARI cannot provide us with sufficient quantities of the nebulizer, replication of the optimized device by another party would likely require considerable time and additional regulatory approval. In the case of certain specified supply failures, we have the right under our commercialization agreement with PARI to make the nebulizer and have it made by certain third parties, but not those deemed under the commercialization agreement to compete with PARI.
We also will be reliant on CMOs to manufacture supply of TPIP for our future requirements. We plan to enter into commercial agreements with CMOs for TPIP, and cannot guarantee that we will be able to locate adequate partners or enter into favorable agreements with them.
We are evaluating developing in-house clinical manufacturing capability for our gene therapy product candidates, but we expect to rely on third-party CMOs for manufacturing of all testing materials for the foreseeable future. Products intended for use in gene therapies are novel, complex and difficult to manufacture. If we develop in-house clinical manufacturing capability for our gene therapy product candidates, we may encounter delays in obtaining regulatory approval of our manufacturing processes or in complying with ongoing manufacturing regulatory requirements and applicable cGMP, including challenges related to producing adequate quantities of clinical grade materials that meet FDA, EMA, MHLW or other applicable standards or specifications with consistent and acceptable production yields and costs.
We do not have long-term commercial agreements with all of our suppliers and if any of our suppliers are unable or unwilling to perform for any reason, we may not be able to locate suppliers or enter into favorable agreements with them.
An inadequate supply of ARIKAYCE, Lamira, BRINSUPRI, or our product candidates may harm our commercial efforts or delay or impair clinical trials of ARIKAYCE or our product candidates and adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
Adverse consequences to our business may result if we or our manufacturing partners fail to comply with applicable regulations or maintain required approvals.
Manufacturers of ARIKAYCE, Lamira, BRINSUPRI, and our product candidates are subject to cGMP, Quality System Regulations and similar standards. While we have policies and procedures in place to select third-party manufacturers for our product and product candidates that adhere, and monitor their adherence to, such standards, they may nonetheless fail to do so. Similarly, while we have entered into a Commercialization Agreement with PARI for the manufacture of Lamira for use with ARIKAYCE, PARI and its affiliates involved in manufacturing may fail to adhere to applicable standards. These manufacturers and their facilities will be subject to periodic review and inspections by the FDA and other regulatory authorities following regulatory approval of our products, as with ARIKAYCE and BRINSUPRI. For instance, to monitor compliance with applicable regulations, the FDA routinely conducts inspections of facilities and may identify potential deficiencies. The FDA issues what are referred to as “Form 483s” that set forth observations and concerns identified during its inspections. Failure to satisfactorily address the concerns or potential deficiencies identified in a Form 483 could result in the issuance of a warning letter, which is a notice of the issues that the FDA believes to be significant regulatory violations requiring prompt corrective actions. Failure to respond adequately to a warning letter, or to otherwise fail to comply with applicable regulatory requirements may result in enforcement, remedial and/or punitive actions by the FDA or other regulatory authorities.
If one of these manufacturers fails to maintain compliance with regulatory requirements or experiences supply problems, including in the scale-up of commercial production, the production of ARIKAYCE, Lamira, BRINSUPRI, and our product candidates could be interrupted, resulting in delays, additional costs or restrictions on the marketing or sale of our products. An alternative manufacturer would need to be qualified, through regulatory filings, which could result in further delay. The regulatory authorities may also require additional testing if a new manufacturer is relied upon for commercial production. In addition, with respect to our product candidates, our manufacturers and their facilities are subject to pre-approval cGMP inspection by the FDA and other regulatory authorities, and the findings of the cGMP inspection may result in a failure to obtain, or a delay in obtaining, regulatory approval for future product candidates.
Risks Related to the Operation of our Business
We are dependent on retaining and attracting key personnel, the loss of whose services may materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
We depend heavily on our management team and our principal commercial and clinical personnel, the loss of whose services might significantly delay or prevent the achievement of our research, development or commercialization objectives. Our success depends, in large part, on our ability to attract and retain qualified management, clinical and commercial personnel, including those who join us through our business development activities. Our inability to retain and attract personnel could also negatively impact our ability to develop and maintain important relationships with commercial partners, leading research institutions and key distributors.
Competition for skilled personnel in our industry and market is intense because of the numerous pharmaceutical and biotechnology companies that seek similar personnel. These companies may have greater financial and other resources, offer a greater opportunity for career advancement and have a longer history in the industry than we do. We also experience competition for the hiring of our commercial and clinical personnel from universities, research institutions, and other third parties. We cannot assure that we will attract and retain such personnel or maintain such relationships. Our inability to retain and attract qualified employees may materially harm our business, financial condition, results of operations and prospects and the value of our common stock.
We expect to continue to expand our development, regulatory and sales and marketing capabilities and, as a result, may encounter difficulties in managing our growth, which may disrupt our operations.
In connection with our commercialization of ARIKAYCE in the US, Europe, and Japan and BRINSUPRI in the US, our continued international expansion efforts, and our ongoing development and planned commercialization of our product candidates, if approved, we expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, quality, commercial compliance, medical affairs, and sales and marketing. For example, we plan to continue to hire additional personnel to support ARIKAYCE and BRINSUPRI and advance our clinical and pre-clinical programs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel, all while seeking to maintain our culture. Due to the limited experience of our management team in managing a company with this anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, which may delay the execution of our business plans or disrupt our operations.
Any acquisitions we have made or may make in the future, or collaborative relationships we have entered into or may enter into in the future, may not be clinically or commercially successful, and may require financing or a significant amount of cash, which may adversely affect our business.
As part of our business strategy, we may effect acquisitions or licenses to obtain additional businesses (or rights therein), products, technologies, capabilities and personnel. For example, we acquired Motus Biosciences, Inc. (Motus) and AlgaeneX, Inc. (AlgaeneX) in August 2021 (together, the Business Acquisition), Vertuis Bio, Inc. (Vertuis) in January 2023, and Adrestia Therapeutics Ltd. (Adrestia) in June 2023, each a privately-held, pre-clinical stage company. In December 2025, we acquired INS1148, an investigational monoclonal antibody, which we plan to advance into Phase 2 development programs in interstitial lung disease and moderate to severe asthma. Acquisitions involve a number of operational risks, including:
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
•Exposure to legal claims or other liabilities for activities of or related to any acquired business or asset prior to acquisition;
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
If we make one or more significant acquisitions or enter into a significant collaboration in which the consideration includes cash, we may be required to use a substantial portion of our available cash and/or need to raise additional capital, which may adversely affect our financial condition.
We may be subject to product liability claims, and we have only limited product liability insurance.
The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims, particularly as we continue to commercialize ARIKAYCE and BRINSUPRI and look to commercialize our product candidates, if approved. Regardless of merit or eventual outcome, liability claims may result in:
•Decreased demand for ARIKAYCE, BRINSUPRI, and any other products that we may commercialize, and a corresponding loss of revenue;
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

Our business and operations, including our drug development and commercialization programs, may be materially disrupted and/or subject to reputational harm in the event of system failures, security breaches, cyber-attacks, deficiencies in cybersecurity, violations of data protection laws or data loss or damage by us or third parties.
We are dependent on information technology systems, infrastructure, and data to operate our business. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information, including health information, of clinical trial participants, patients and employees. Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could have a material adverse effect on our business operations, including a material disruption of our drug development and commercialization programs.
It is critical that we maintain such sensitive data in a manner that preserves its confidentiality and integrity. Unauthorized use or disclosure of or access to sensitive patient or employee data, including personally identifiable information, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, or whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation. Unauthorized use or disclosure of or access to personally identifiable information could also expose us to sanctions for violations of data privacy laws and regulations around the world. In addition, the loss of clinical trial data for our product candidates could result in delays in our regulatory submissions and approval efforts and significantly increase our costs to recover or reproduce the data, if such recovery or reproduction is possible. To the extent that any disruption or security breach resulted in a loss of or damage to data or applications, or unauthorized disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. For example, the loss of or damage to clinical trial data, such as from completed or ongoing clinical trials, for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our drug candidates or any future drug candidates and to conduct clinical trials, and similar events relating to their systems and operations may also have a material adverse effect on our business.
We have previously been, and expect to remain, the target of cyber-attacks. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. Notifications and follow-up actions related to a security incident could impact our reputation or cause us to incur substantial costs, including legal and remediation costs, in connection with these measures and otherwise in connection with any actual or suspected security breach. Although we have general liability insurance coverage, including coverage for errors and omissions and potential cybersecurity breaches, our insurance may not cover all claims, continue to be available on reasonable terms or be sufficient in amount to cover one or more large claims; additionally, the insurer may disclaim coverage as to any claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, may have a material adverse effect on our business, financial condition, results of operations and prospects and the value of our common stock.
We are subject to laws and regulations that govern how we can collect, process, store, and transfer personal data and sensitive data, and violations may result in meaningful penalties, enforcement, and/or reputational harm and have a significant impact on our operations.
Laws and regulations governing personal data and sensitive data continue to develop at a rapid pace, and jurisdictions around the world continue to propose new legislation and rules. For example, a number of US states have passed consumer privacy laws, consumer health data laws, and genetic privacy laws. Other jurisdictions outside of the US either have data protection laws in place or continue to advance proposals for similar legislation and regulation. In the US, the Department of Justice also has adopted rules for bulk US sensitive data, including health and genomic data. These laws place restrictions on how we collect, use, and transfer data, and they result in increased compliance and operational costs, especially if we continue to expand our international operations. Noncompliance with data protection laws and regulations can result in meaningful penalties, enforcement, and/or reputational harm and have a significant impact on our operations.
Our inability to access, upgrade or expand our technology systems or difficulties in updating our existing technology or developing or implementing new technology may have a material adverse effect on our business or results of operations.
If we are unable to successfully continue upgrading or expanding our technological capabilities to support our growth or if there are deficiencies in the design or implementation of such capabilities, we may not be able to take advantage of market opportunities, manage our costs effectively, manage our inventory, maintain a secure data environment, file timely reports with the SEC, or otherwise efficiently manage our internal controls. In addition, costs, potential problems and interruptions associated with the implementation of new or upgraded systems and technology, or with maintenance or adequate support of existing systems, could also disrupt or reduce the efficiency of our operations. Moreover, many of our vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon our vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by such vendors to do so, or any disruption in our ability to access the Internet, may materially and adversely affect our ability to manage our operations.
We are subject to a number of risks associated with our international activities and operations and may not be successful in any efforts to further expand internationally.
As of December 31, 2025, we had 238 employees located in Europe and 152 employees located in Japan, although we have clinical trial sites and suppliers located around the world. In order to meet our long-term goals, we may further expand our international operations over the next several years, including in Europe and Japan, and continue to source material used in the manufacture of our product candidates from abroad. Additionally, a substantial portion of our commercial supply of ARIKAYCE is currently manufactured in Canada, our commercial supply of BRINSUPRI is also manufactured in Canada, and our supply of treprostinil palmitil, the treprostinil prodrug present in TPIP, is currently dependent on a single supplier located in Taiwan. Consequently, we are and will continue to be subject to risks related to operating in foreign countries, including:
•Difficulties ensuring compliance with international regulatory requirements;
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
•Economic and political conditions, including foreign currency fluctuations, and inflation, could result in reduced revenue, increased or unpredictable operating expenses and other obligations incident to doing business in, or with a company located in, another country;
•Geopolitical events, such as conflicts, war and terrorism, could cause disruptions in our international operations, including our supply chain and planned or ongoing clinical studies, such as the geopolitical risks with respect to China and Taiwan, which could impact our ability to manufacture TPIP drug substance; and
•Compliance with foreign or US laws, rules and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import, export and trade restrictions, anti-bribery/anti-corruption laws, regulations or rules, which could lead to actions by us or our distributors, manufacturers, other third parties who act on our behalf or with whom we do business in foreign countries or our employees who are working abroad that could subject us to investigation or prosecution under such foreign or US laws.
These and other risks associated with our international operations may materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
We operate in a highly competitive and changing environment, and if we are unable to adapt to our environment, we may be unable to compete successfully.
Biotechnology and related pharmaceutical technology have undergone and are likely to continue to experience rapid and significant change. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies and to obtain and maintain protection for our intellectual property. Compounds, products or processes that we develop or that are developed on our behalf may become obsolete before we recover any expenses incurred in connection with their development. We face substantial competition from pharmaceutical, biotechnology and other companies, universities and research institutions with respect to NTM lung disease, bronchiectasis, PAH, PH-ILD, PPF, and IPF, and our gene therapy indications, and will face substantial competition with respect to future product candidates we may develop in these and other disease areas. Relative to us, some of these entities have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical studies, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. Many of our competitors may achieve product commercialization or obtain patent protection earlier than us. Furthermore, we believe that our competitors have used, and may continue to use, litigation and patent office challenges to gain a competitive advantage. Our competitors may also use different technologies or approaches to develop products similar to ARIKAYCE, BRINSUPRI, and our product candidates.
We expect that competing successfully will depend on, among other things, the relative speed with which we can develop products, complete the clinical testing and regulatory approval processes and supply commercial quantities of the product to the market, as well as product efficacy, safety, reliability, availability, timing and scope of regulatory approval and price. We expect competition to increase as technological advances are made and commercial applications broaden. There are potential competitive products, both approved and in development, which include oral, systemic, or inhaled antibiotic products to treat chronic respiratory infections. For instance, certain entities have expressed interest in studying their products for lung disease and are seeking to advance studies in lung disease, including NTM lung disease caused by mycobacterial species other than MAC. We are not aware of any entities currently conducting clinical trials for the treatment of refractory MAC lung disease or of any other approved inhaled therapies specifically indicated for NTM lung disease in North America, Europe or Japan. If any of our competitors develops a product that is more effective, safe, tolerable or convenient, or less expensive than ARIKAYCE, BRINSUPRI, or our product candidates, if approved, it would likely materially adversely affect our ability to generate revenue. We also may face lower priced generic competitors if third-party payors encourage use of generic or lower-priced versions of our product or if competing products are imported into the US or other countries where we may sell ARIKAYCE or BRINSUPRI. In addition, in an effort to put downward pressure on drug pricing, Congress and the FDA are working to facilitate generic competition, which could result in our experiencing competition earlier than otherwise would be the case.
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
In addition, based in part on our successful Phase 2b WILLOW and Phase 3 ASPEN trials in bronchiectasis, certain entities have expressed interest in studying other DPP1 inhibitors for the treatment of bronchiectasis. We are aware of several other entities currently conducting clinical trials for the treatment of bronchiectasis with a DPP1 inhibitor. If any of these competitors develops a DPP1 inhibitor product that is more effective, safe, tolerable or convenient, it would likely materially adversely affect our ability to generate revenue through sales of BRINSUPRI. Additionally, based in part on our Phase 2b trial of TPIP in PAH, we have also initiated, or plan to initiate, Phase 3 trials of TPIP in PAH, PH-ILD, PPF, and IPF, for each of which indications there exist approved commercial therapies. If TPIP is approved for any of these indications, we will face substantial competition, and physicians may elect to prescribe, or patients may prefer, our competitors’ products rather than TPIP. If we are unable to compete successfully, it would materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
We have a limited number of significant customers and losing any of them may have an adverse effect on our financial condition and results of operations.
Our three largest customers as of December 31, 2025 accounted for 74% and 85% of our total gross product revenue for the years ended December 31, 2025 and 2024, respectively. The degree to which a limited number of customers make up a significant portion of our gross product revenue may change as we continue to commercialize ARIKAYCE, BRINSUPRI, and, if approved, our product candidates in additional markets. There can be no guarantee that we will be able to sustain our accounts receivable or gross sales levels from our key customers. If, for any reason, we were to lose, or experience a decrease in the amount of business with our largest customers, whether directly or through our distributor relationships, our financial condition and results of operations may be negatively affected.
Deterioration in general economic conditions in the US, Europe, Japan and globally, including the effect of prolonged periods of inflation on our suppliers, third-party service providers and potential partners, may harm our business and results of operations.
Our business and results of operations may be adversely affected by changes in national or global economic conditions. These conditions include but are not limited to inflation, rising interest rates, limited availability of financing, energy availability and costs, the negative impacts caused by public health crises, negative impacts resulting from the military conflict between Russia and Ukraine or the instability in the Middle East, relations between the US and China, and the effects of governmental initiatives to manage economic conditions. Impacts of such conditions may be passed on to our business in the form of higher costs for labor and materials, possible reductions in pharmaceutical industry-wide spending on research and development and acquisitions and higher costs of capital.
The emergence of a pandemic, and efforts to reduce its spread, may negatively impact our business and operations.
Our global operations expose us to risks associated with public health crises and pandemics, particularly as the patients we seek to treat suffer from serious diseases that may make them especially vulnerable. A pandemic may also have an adverse impact on our operations and supply chain as a result of (i) our or our third-party manufacturers’ employees or other key personnel becoming infected, (ii) preventive and precautionary measures that governments and we and other businesses, including our third-party manufacturers, are taking, such as border closures, prolonged quarantines and other travel restrictions, (iii) shortages of supplies necessary for the manufacture of ARIKAYCE or BRINSUPRI, including as a result of government orders providing for the requisition of personal protective equipment and other medical supplies and equipment, and (iv) cold-chain storage and shipping limitations resulting from the need to prioritize delivery of vaccines, which could cause disruptions or delays in our ability to distribute ARIKAYCE due to lack of sufficient cold-chain storage and shipping capacity. Any of these circumstances could impact the ability of third parties on which we rely to manufacture ARIKAYCE and BRINSUPRI or their components and our ability to perform critical functions, which could significantly hamper our ability to supply ARIKAYCE and BRINSUPRI to patients. While we have experienced no disruption to date in our supply chain due to a pandemic, if we encounter delays or difficulties in the manufacturing process that disrupt our ability to supply ARIKAYCE or BRINSUPRI, we may not be able to satisfy patient demand or we may experience a product stock-out, which may have a material adverse effect on our business.
The emergence of a pandemic could also require us to delay the start of new clinical trials or otherwise impair our ability to complete those trials. For instance, our ability to enroll patients and retain principal investigators and site staff could be impaired due to an outbreak in their geography or prioritization of hospital resources toward the outbreak, or as a result of quarantines and other travel restrictions that interrupt healthcare services. Furthermore, patients, investigators, or site staff may be unwilling or unable to comply with clinical trial protocols due to illness, concerns about a pandemic, or quarantines or other travel restrictions that impede their movement. Additionally, any interruption in the supply of the study drug might delay our ability to start or complete clinical trials. Significant delays in the timing and completion of our clinical trials are costly and may adversely affect our ability to satisfy our post-marketing requirements for ARIKAYCE and to obtain regulatory approval for and to commercialize our product candidates.
Our current and potential future use of AI and machine learning may not be successful and presents new risks and challenges to our business.
We currently integrate AI and machine learning in certain of our research and development activities, including identification of potential product candidates, and are seeking to further integrate AI and machine learning throughout our business. We are exploring additional opportunities to incorporate AI and machine learning into our processes for drug discovery, drug development, drug commercialization, and in connection with our enabling functions. For example, we are using AI to explore potential business development opportunities. Such efforts may not be successful. Issues relating to the use of new and evolving technologies such as AI and machine learning may cause us to experience brand or reputational harm, competitive harm, legal liability, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues.
As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. Developing, testing and deploying AI systems may also increase our operating costs due to the nature of the computing costs involved in such systems, which could adversely affect our business, financial condition and results of operations. The use of AI by us and our business partners may lead to novel and urgent cybersecurity risks, which could have a material adverse effect on our operations and reputation as well as the operations of any of our business partners. We may also face increased competition from other companies that are using AI, some of whom may develop more effective methods than we and any of our business partners have, which could have a material adverse effect on our business, results of operations, or financial condition. In addition, our efforts to develop, acquire or integrate these technologies will involve significant time, costs, and other resources, and may divert our management team’s attention and focus from executing on other elements of our strategy. Furthermore, laws and regulations governing the use of AI continue to develop at a rapid pace, and jurisdictions around the world continue to propose new legislation and rules. Uncertainties regarding developing legal and regulatory requirements and standards may require significant resources to modify and maintain business practices to comply with US and non-US laws concerning the use of AI.
Risks Related to Our Intellectual Property
If we are unable to protect our intellectual property rights adequately, the value of ARIKAYCE, BRINSUPRI, and our product candidates may be materially diminished.
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
Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection or otherwise provide us with any competitive advantage. Any conclusions we may reach regarding non-infringement, inapplicability or invalidity of a third party’s intellectual property vis-à-vis our proprietary rights, or those of a licensor, are based in significant part on a review of publicly available databases and other information. There may be information not available to us or otherwise not reviewed by us that could render these conclusions inaccurate. Our competitors may also be able to circumvent our owned or in-licensed patents by developing similar or alternative technologies or products in a non-infringing manner.
Additionally, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented through litigation, either in district court, the US international trade commission (ITC) or US patent office (USPTO), or in analogous foreign courts and patent offices, which could limit our ability to stop competitors from marketing similar products or reduce the term of patent protection for ARIKAYCE, BRINSUPRI, or our product candidates. US patents and patent applications may also be subject to interference or derivation proceedings, and US patents may be subject to re-examination proceedings, reissue, post-grant review and/or inter partes review in the USPTO. Our foreign patents have been and may be in the future subject to opposition or comparable proceedings in the corresponding foreign patent office, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. See Intellectual Property—ARIKAYCE Patents in Item 1 of Part I of this Annual Report on Form 10-K for more information on our European patents that have been previously opposed.
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
If we do not obtain patent term extension for BRINSUPRI or our product candidates, if needed, our business may be harmed.
Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments), which amended the FDCA, one or more of our US patents that we may own in the future may be eligible for limited patent term extension, depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates and our technology. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended and only those claims covering the approved product, a method for using it for its approved use, or a method for manufacturing it may be extended. In addition, patent term extension is only applicable for the first approved indication for a product. The application for the extension must be submitted prior to the expiration of the patent for which extension is sought, and, in the US, within 60 days of product approval. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations and prospects.
If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of ARIKAYCE, BRINSUPRI, and our product candidates may be materially diminished.
We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality and restrictive covenant agreements with our employees, consultants, advisors, collaborators, and other third parties and partners to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information or may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, third parties may independently develop or discover our trade secrets and proprietary information. Regulators also may disclose information we consider to be proprietary to third parties under certain circumstances, including in response to third-party requests for such disclosure under the Freedom of Information Act or comparable laws. Additionally, the FDA, as part of its Transparency Initiative, has made additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time whether and how the FDA’s disclosure policies may change further in the future. Further, several states have limited or prohibited the use of post-employment non-compete agreements, and the Federal Trade Commission is challenging non-compete agreements on a targeted, case-by-case basis, which could increase the difficulty of protecting trade secrets and other proprietary information. There are similar risks outside the US, such as the risk that a foreign regulatory agency would make available information we consider to be proprietary to third parties or the public, and the risks arising from other factors making it difficult to protect trade secrets, such as prohibitions or restrictions on post-employment non-compete agreements and other rules and regulations.
We may not be able to enforce our intellectual property rights throughout the world, which may harm our business.
The legal systems of some foreign countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. Many companies have encountered significant problems in protecting and defending intellectual property rights in such foreign jurisdictions. For example, certain foreign countries have compulsory licensing laws under which a patent owner may be required to grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. This legal environment could make it difficult for us to stop the infringement of our patents or in-licensed patents or the misappropriation of our other intellectual property rights. Proceedings to enforce our patent rights in foreign jurisdictions may result in substantial costs and divert our efforts and attention from other aspects of our business, and our efforts to protect our intellectual property rights in such countries may be inadequate.
The drug research and development industry has a history of intellectual property litigation, and we may become involved in costly intellectual property disputes, which may delay or impair our product development efforts or prevent us from, or increase the cost of, commercializing ARIKAYCE, BRINSUPRI, or any other product candidates, if approved.
Third parties may claim that we have infringed upon or misappropriated their proprietary rights. Any existing third-party patents, or patents that may later issue to third parties, could negatively affect our commercialization of ARIKAYCE, BRINSUPRI, or any product candidate that receives regulatory approval. For instance, PAH is a competitive indication with established products, including other formulations of treprostinil. Our supply of treprostinil palmitil, the treprostinil prodrug present in TPIP, is dependent on a single supplier located in Taiwan. The supplier owns patents on its manufacturing process and crystalline drug product, and we have filed patent applications for TPIP; however, a competitor in the PAH or PH-ILD indication may claim that we or our supplier have infringed upon or misappropriated its proprietary rights. Moreover, in the event that we pursue approval of one of our product candidates via the 505(b)(2) regulatory pathway, we will be required to file a certification of non-infringement or invalidity against any unexpired patents listed in the Orange Book for the third-party drug we reference as part of our regulatory submission. This certification process may lead to litigation and could also delay approval and launch of a product candidate, if approved by regulators.
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
We may also have to undertake costly litigation or engage in other proceedings, such as interference or inter partes review, to enforce or defend the validity of any patents issued or licensed to us, to confirm the scope and validity of our or a licensor’s proprietary rights or to defend against allegations that we have infringed a third party’s intellectual property rights. Any proceedings regarding our intellectual property rights are likely to be time consuming and may divert management attention from operation of our business, and may have a material adverse effect on our business, financial condition, results of operations and prospects and the value of our common stock.
If we fail to comply with obligations in our third-party agreements, our business may be adversely affected, including by the loss of license rights that are important to our business.
We are a party to various agreements related to ARIKAYCE, BRINSUPRI, and our product candidates, including licensing agreements with PARI and AstraZeneca, which we view as material to our business. For additional information regarding the terms of these agreements, see Business—License and Other Agreements in Item 1 of Part I of this Annual Report on Form 10-K. These agreements impose a number of obligations on us and our business, including restrictions on our ability to freely develop or commercialize our products and product candidates and requirements to make milestone and royalty payments to our counterparties upon certain events. For example, under our license agreement with AstraZeneca, AstraZeneca retains a right of first negotiation pursuant to which it may exclusively negotiate with us before we can negotiate with a third party regarding any transaction to develop or commercialize brensocatib, subject to certain exceptions. While this right of first negotiation is not triggered by a change of control, it may impede or delay our ability to consummate certain other transactions involving brensocatib.
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
Risks Related to Government Regulation
Healthcare legislation or other government action may materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
Our industry is highly regulated and changes in or revisions to laws and regulations that make gaining regulatory approval, reimbursement and pricing more difficult or subject to different criteria and standards may adversely impact our business, operations or financial results.
Changes to the ACA, to the Medicare or Medicaid programs, or to the ability of the federal government to negotiate or otherwise affect drug prices, or other federal legislation regarding healthcare access, financing or legislation in individual states, may affect our business, financial condition, results of operations and prospects and the value of our common stock. We may face similar challenges to gaining regulatory approval and sufficient reimbursement and pricing due to government healthcare reform in the EU, Japan and other jurisdictions where ARIKAYCE, BRINSUPRI, or any of our product candidates are approved. The Trump Administration has discussed several changes to the reach and oversight of the FDA, which may affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs.
Drug pricing is an active area for regulatory reform at both the federal and state levels, and additional significant changes to current drug pricing and reimbursement structures in the US and in other jurisdictions could be forthcoming. On May 12, 2025, the Trump Administration issued Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” (Executive Order 14297). Executive Order 14297 seeks to reduce prescription drug costs in the US by requiring manufacturers to sell certain drugs in the US at no higher than the lowest prices paid for those same drugs in other developed countries. Executive Order 14297 directs HHS to facilitate direct-to-consumer (DTC) purchasing programs for prescription drugs at the most-favored-nation (MFN) price that may bypass traditional supply chain intermediaries. The Trump Administration has warned that manufacturers that fail to make “significant progress” toward MFN pricing will face enumerated regulatory and enforcement consequences, and it sent a group of manufacturers a letter requesting engagement on such pricing. In September 2025, the Trump Administration began announcing deals with specific manufacturers to address its MFN goals. In addition, in late 2025, HHS proposed three payment models that would test MFN pricing in Medicaid, Medicare Part D, and Medicare Part B. On November 6, 2025, the Centers for Medicare & Medicaid Services (CMS) announced the “GENErating cost Reductions fOr U.S.” (GENEROUS) model under which manufacturers can provide MFN pricing to state Medicaid agencies on a voluntary basis, and on December 19, 2025, CMS published as a proposed rule the “Guarding U.S. Medicare Against Rising Drug Costs” (GUARD) model for products covered under Medicare Part D. If GUARD is finalized, pharmaceutical manufacturers would be required to pay MFN-based rebates on eligible products for 25% of eligible Medicare beneficiaries during the applicable testing period. MFN pricing pressures and DTC mechanisms could lead to voluntary or involuntary manufacturer price changes, which could be either temporary or long term, but all of which may adversely affect our business. Additionally, if our products are deemed subject to GUARD, we may determine to forego commercializing our products outside of the US, which may adversely affect our business.
The Trump Administration has also entered into agreements with several large pharmaceutical companies to reduce or offer discounts on the prices of certain of their products, and efforts by the Trump Administration to expand the number of companies entering into such agreements may result in us entering into such an agreement, which may adversely affect our business.
It also remains unclear how GENEROUS, GUARD or any other new legislation or regulation might affect the prices we may obtain for ARIKAYCE, BRINSUPRI, or any of our product candidates for which regulatory approval is obtained.
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
We are subject to anti-corruption laws and trade control laws, as well as other laws governing our operations. If we fail to comply with these laws, we could be subject to negative publicity, civil or criminal penalties, other remedial measures, and legal expenses, which may adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.
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
We may not be effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which may have an adverse impact on our business, financial condition, results of operations and prospects and the value of our common stock. Likewise, even an investigation by US or foreign authorities of potential violations of the FCPA other anti-corruption laws or Trade Control laws may have an adverse impact on our reputation, business, financial condition, results of operations and prospects and the value of our common stock.
Our research, development and manufacturing activities used in the production of ARIKAYCE, BRINSUPRI, and our product candidates involve the use of hazardous materials, which may expose us to damages, fines, penalties and sanctions and materially adversely affect our results of operations and financial condition.
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development program and manufacturing activities for ARIKAYCE, BRINSUPRI, and our product candidates involve the controlled use of hazardous materials and chemicals. We generally contract with third parties for the disposal of these materials and wastes.
Although we strive to comply with all pertinent regulations, the risk of environmental contamination, damage to facilities or injury to personnel from the accidental or improper use or control of these materials remains. In addition to any liability we could have for any misuse by us of hazardous materials and chemicals, we may also potentially be liable for activities of our CMOs or other third parties. Any such liability, or even allegations of such liability, may materially adversely affect our results of operations and financial condition. We also may incur significant costs as a result of civil or criminal fines and penalties.
In addition, we may incur substantial costs to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.
Inadequate funding for the FDA and other government agencies and/or shifting perspectives and/or priorities under the Trump Administration could continue to hinder the FDA's and/or those other government agencies' ability to hire and retain key leadership and other personnel or otherwise continue to negatively impact staffing, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which may negatively impact our business.
The ability of the FDA to review and approve new products, provide feedback on clinical trials and development programs, meet with sponsors and otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels; ability to hire and retain personnel and accept the payment of user fees; and statutory, regulatory, and policy changes, among other factors. Average review times at the agency may fluctuate as a result. In addition, government funding of other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.
Disruptions or decreased staffing at the FDA and other agencies may also increase the time necessary for new drugs to be reviewed and/or approved by necessary government agencies or to otherwise respond to regulatory submissions which may adversely affect our business. In 2025, the FDA also experienced significant reductions in force that have impacted, and may continue to impact, the agency’s ability to review applications in a timely manner. Additionally, over the last several years, the US government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If funding for the FDA is reduced, agency staff continue to depart voluntarily or involuntarily, FDA priorities change, or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which may have a material adverse effect on our business.
Risks Related to Our Financial Condition and Need for Additional Capital
We have a history of operating losses, expect to incur operating losses in the near term, and may never achieve or maintain profitability.
Since 2010, we have incurred losses in each year of our operation. As of December 31, 2025, our accumulated deficit was $5.6 billion. For the years ended December 31, 2025, 2024 and 2023, our consolidated net loss was $1,276.8 million, $913.8 million and $749.6 million, respectively. Our ability to generate revenue depends on the success of commercial sales of ARIKAYCE and BRINSUPRI; however, we do not anticipate achieving profitability for the foreseeable future. Despite commercialization of ARIKAYCE in the US, Europe, and Japan and BRINSUPRI in the US, we expect to continue to incur substantial operating expenses, and resulting operating losses, in the near term, as we:
•Initiate or continue clinical studies of our product candidates;
•Complete a post-marketing clinical trial of ARIKAYCE, consisting of the completed ARISE and ongoing ENCORE trials, as required by the FDA;
•Seek to discover or in-license additional product candidates;
•Support the sales and marketing efforts necessary for the continued commercialization of ARIKAYCE and BRINSUPRI;
•Scale-up manufacturing capabilities for future production of ARIKAYCE and BRINSUPRI, including the increase of production capacity at our manufacturers and process improvements in order to manufacture at a larger commercial scale;
•Seek the approval of BRINSUPRI in the UK and Japan and, if approved, potentially support the commercial launch of BRINSUPRI in those jurisdictions;
•Seek the approval of our product candidates in various markets and, if approved, support their commercial launch;
•File, prosecute, defend, and enforce patent claims related to ARIKAYCE, BRINSUPRI, and our product candidates; and
•Enhance operational, compliance, financial, quality and information management systems and hire more personnel, including personnel to support our commercialization efforts and development of our product candidates.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We may need to raise additional funds to continue our operations, and any failure to obtain capital when needed on acceptable terms, or at all, may force us to delay, reduce, or eliminate our development programs, commercialization efforts or other operations.
Our operations have consumed substantial amounts of cash since our inception. We expect to expend substantial financial resources to continue to commercialize ARIKAYCE and BRINSUPRI and conduct the confirmatory post-marketing ENCORE trial, seek full regulatory approval for ARIKAYCE, as well as continue research and development of our product candidates. We may need to raise additional capital to fund these activities, including due to changes in our product development plans or misjudgment of expected costs, to fund corporate development, to maintain our intellectual property portfolio or for other purposes, including to resolve litigation. Our operating expenses and long-term investments were significantly higher in 2025 than in 2024, reflecting our continued investment in the build-out of our commercial organization to support global expansion activities for ARIKAYCE, preparation for and execution of the commercial launch of BRINSUPRI, the manufacture of commercial inventory, which includes capital and long-term investments, and continued investment in research and development, including asset acquisitions, as well as selling, general and administrative expenses. We do not know whether additional financing will be available when needed, or, if available, whether the terms will be favorable to us. If adequate funds are not available to us when needed, we may be forced to delay, restrict or eliminate all or a portion of our development programs or commercialization efforts.
We have outstanding indebtedness in the form of a term loan and a royalty financing arrangement and may incur additional indebtedness in the future, which may adversely affect our financial position, prevent us from implementing our strategy, and, in certain cases, dilute the ownership interest of our existing shareholders.
In October 2022, we entered into a loan agreement (the Loan Agreement) with certain funds managed by Pharmakon and a revenue interest purchase agreement (the Royalty Financing Agreement) with OrbiMed. In October 2024, we entered into an Amended and Restated Loan Agreement (as subsequently amended on July 10, 2025, the A&R Loan Agreement) and amended the Royalty Financing Agreement.
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
Under the Royalty Financing Agreement, OrbiMed paid us $150.0 million in exchange for the right to receive, on a quarterly basis, royalties (the Royalty Financing) in an amount equal to 4.0% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% of ARIKAYCE global net sales on or after September 1, 2025, as well as 0.75% of brensocatib global net sales, which includes global net sales of BRINSUPRI (the Revenue Interest Payments). In the event that OrbiMed has not received aggregate Revenue Interest Payments equal to or greater than $150.0 million on or prior to March 31, 2028, the royalty rate for ARIKAYCE will be increased for all subsequent fiscal quarters to a rate that, if applied retroactively, would have resulted in aggregate Revenue Interest Payments to OrbiMed for all fiscal quarters ended on or prior to March 31, 2028 equal to $150.0 million. In addition, we must make a one-time payment to OrbiMed in an amount that, when added to the aggregate amount of Revenue Interest Payments received by OrbiMed as of March 31, 2028, would equal $150.0 million. The total Revenue Interest Payments payable by us to OrbiMed are capped at 1.8x of the purchase price or up to a maximum of 1.9x of the purchase price under certain conditions.
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
•We may be placed at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources; and

•A substantial portion of our cash flows from operations in the future may be required for the payment of our interest or principal payments under the A&R Loan Agreement or Revenue Interest Payments under the Royalty Financing Agreement when they or any additional indebtedness become due, thereby reducing the amount of our cash flow available for other purposes, including funds for clinical development or to pursue future business opportunities.
Our ability to pay principal or interest on or, if desired, to refinance our indebtedness, including the A&R Loan Agreement and the Royalty Financing Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy any obligations under the A&R Loan Agreement and the Royalty Financing Agreement or our obligations under any future indebtedness we may incur. If we are unable to generate such cash flow, we may be required to delay, restrict or eliminate all or a portion of our development programs or commercialization efforts or refinance or obtain additional equity capital on terms that may be onerous or highly dilutive. If we do not meet our debt obligations, it may materially adversely affect our results of operations, financial condition and the value of our common stock.
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
We may also incur additional indebtedness in the future which may result in increased fixed payment obligations, dilute the ownership interests of our existing shareholders, or result in additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license assets or intellectual property rights and other operating restrictions that may adversely impact our ability to conduct our business.
We may be unable to use certain of our net operating losses and other tax assets.
We have substantial tax loss carry forwards in the US (both federal and state), Ireland, the UK, and Switzerland. In general, our net operating losses and tax credits have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. In particular, our ability to fully use certain US tax loss carry forwards and general business tax credit carry forwards recorded prior to December 2010 to offset future income or tax liability is limited under section 382 of the Internal Revenue Code of 1986, as amended. Changes in the ownership of our stock, including those resulting from the issuance of shares of our common stock offerings or upon exercise of outstanding options, may limit or eliminate our ability to use certain net operating losses and tax credit carry forwards in the future.
Changes in our effective income tax rate and future changes to US and non-US tax laws may adversely affect our results of operations.
We are subject to income taxes in the US and various ex-US jurisdictions in which we operate globally. Various factors may have favorable or unfavorable impacts on our effective tax rate, including changes in tax rates and laws, interpretations of existing laws, changes in accounting standards, changes in the jurisdiction of our pre-tax earnings and examinations of our tax filings. Changes in our effective income tax rate and future changes to US and non-US tax laws may adversely affect our results of operations.
Goodwill impairment charges in the future may have a material adverse effect on our business, results of operations and financial condition.
We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of acquisitions. We review the recoverability of goodwill annually and whenever events or circumstances indicate that the carrying value of a reporting unit may not be recoverable.
The impairment tests require us to make an estimate of the fair value of our reporting units. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Since a number of factors may influence determinations of fair value of goodwill, we are unable to predict whether impairments of goodwill will occur in the future, and there can be no assurance that continued conditions will not result in future impairments of goodwill. The future occurrence of a potential indicator of impairment could include matters such as (i) a decrease in expected net earnings, (ii) adverse equity market conditions, (iii) a decline in current market multiples, (iv) a decline in our common stock price, (v) a significant adverse change in legal factors or the general business climate, and (vi) an adverse action or assessment by a regulator. Any such impairment would result in us recognizing a non-cash charge in our consolidated financial statements, which may adversely affect our business, results of operations and financial condition.
Risks Related to Ownership of Our Common Stock
Our shareholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.
In the future, we may issue additional equity securities for capital raising purposes, in connection with hiring or retaining employees, to fund or as consideration for acquisitions, or for other business purposes. We have previously funded, and expect to continue to fund, acquisitions using shares of our common stock as consideration. The future issuance of any additional shares of common stock will dilute our current shareholders and may create downward pressure on the value of our shares.
The market price of our stock has been and may continue to be highly volatile, which may lead to shareholder litigation against us.
Our common stock is listed on the Nasdaq Global Select Market under the ticker symbol “INSM”. The market price of our stock has been and may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, including those discussed herein, many of which are beyond our control. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for biotechnology and pharmaceutical companies like us, and which have often appeared unrelated to their operating performance.
Historically, when the market price of a stock has been volatile, shareholders are more likely to institute securities and derivative class action litigation against the issuer of such stock. We previously faced a shareholder suit following a decline in our stock price. If any of our shareholders bring a lawsuit against us in the future, it may have a material adverse effect on our business. We have insurance policies related to some of the risks associated with our business, including directors’ and officers’ liability insurance policies; however, our insurance coverage may not be sufficient and our insurance carriers may not cover all claims in a given litigation. If we are not successful in our defense of claims asserted in shareholder litigation, those claims are not covered by insurance or they exceed our insurance coverage, we may have to pay damage awards, indemnify our executive officers, directors and third parties from damage awards that may be entered against them and pay our and their costs and expenses incurred in defense of, or in any settlement of, such claims. In addition, such shareholder suits could divert the time and attention of management from our business.
Certain provisions of Virginia law, our articles of incorporation and amended and restated bylaws and arrangements between us and our employees may hamper a third party’s acquisition of us or discourage a third party from attempting to acquire control of us.
Certain provisions of Virginia law, our articles of incorporation and amended and restated bylaws and arrangements with our employees may hamper a third party’s acquisition of us or discourage a third party from attempting to acquire control of us, or limit the price that investors might be willing to pay for shares of our common stock. These provisions or arrangements include:
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
We employ a range of tools and services, including regular network and endpoint monitoring, managed detection and response, system patching, managed security services, server and endpoint scheduled backups, awareness training and testing, periodic vulnerability assessment and penetration testing, to update our ongoing risk identification and mitigation efforts. We have a cybersecurity assessment process, which helps identify our cybersecurity risks by comparing our processes to standards set by the National Institute of Standards and Technology. Our processes also assess cybersecurity risks associated with our use of third-party service providers. We proactively engage with key vendors, industry participants, and law enforcement/cyber threat intelligence communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.
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
Based on the information available to us as of the filing date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents, directly or indirectly, that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition. For more information regarding our risks from cybersecurity threats, see “Risk Factors — Risks Related to the Operation of our Business — Our business and operations, including our drug development and commercialization programs, may be materially disrupted and/or subject to reputational harm in the event of system failures, security breaches, cyber-attacks, deficiencies in cybersecurity, violations of data protection laws or data loss or damage by us or third parties.”

ITEM 2.    PROPERTIES
We currently lease 117,022 square feet of office space for our corporate headquarters in Bridgewater, New Jersey. The initial term of this lease will expire in 2030.
We lease laboratory space located in Bridgewater for which we exercised the renewal option to extend the lease term until December 2026. In July 2023, we expanded this lease to a total of 46,671 square feet and further extended the lease term until April 2027. We also lease facilities in California totaling 54,478 square feet and New Hampshire totaling 12,668 square feet. In addition, we lease space outside of the US in France, Ireland, the Netherlands, Switzerland, the UK, and Japan.
Furthermore, in 2025 we purchased a building intended for use as a laboratory space. The property is located in New Hampshire and consists of 60,000 square feet. The facility has not yet been placed into service.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our trading symbol is "INSM." Our common stock currently trades on the Nasdaq Global Select Market. As of February 13, 2026, there were approximately 140 holders of record of our common stock.
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

_________________________________
*    $100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
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
EXECUTIVE OVERVIEW
We are a people-first global biopharmaceutical company striving to deliver first- and best-in-class therapies to transform the lives of patients facing serious diseases. Our commercial portfolio and clinical pipeline are organized around three therapeutic areas: Respiratory, Immunology & Inflammation, and Neuro & Other Rare.
Our two commercial products, ARIKAYCE and BRINSUPRI, are both part of the Respiratory therapeutic area. ARIKAYCE is approved in the US as ARIKAYCE (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590 mg (amikacin sulfate inhalation drug product). ARIKAYCE was approved in the US in September 2018, in the EU in October 2020 and in Japan in March 2021.
BRINSUPRI (brensocatib 25 mg and 10 mg tablets), an oral, once-daily treatment for NCFB in patients 12 years of age and older, was approved in the US in August 2025. In November 2025, the EC approved BRINSUPRI (brensocatib 25 mg tablets) for the treatment of NCFB in patients 12 years of age and older with two or more exacerbations in the prior 12 months.
Our Respiratory therapeutic area also includes the clinical-stage programs TPIP and INS1148. TPIP is an inhaled dry powder formulation of the treprostinil prodrug treprostinil palmitil that may offer a differentiated product profile for PH-ILD, PAH, PPF, and IPF. INS1148 is a monoclonal antibody targeting SCF248.
The clinical-stage program in our Inflammation & Immunology therapeutic area is brensocatib, a small molecule, oral, reversible inhibitor of DPP1, for the treatment of patients with HS.
The clinical-stage programs in our Neuro & Other Rare therapeutic area are INS1201, an intrathecally delivered gene therapy for patients with DMD, and INS1202, an intrathecally delivered gene therapy for patients with ALS.
Our pre-clinical research programs encompass a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, protein manufacturing, RNA end-joining, and synthetic rescue.
Refer to Part I, Item 1. "Business" for a detailed discussion of our ongoing commercial and clinical programs.
Prior to 2019, we had not generated significant revenue, and through December 31, 2025, we had an accumulated deficit of $5.6 billion. We have financed our operations primarily through the public offerings of our equity securities, debt financings and revenue interest financings. Although it is difficult to predict our future funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and marketable securities as of December 31, 2025 will enable us to fund our operations for at least the next 12 months.
Our ability to reduce our operating loss and begin to generate positive cash flow from operations depends on the continued success in commercializing our marketed products and achieving positive results from the ARIKAYCE confirmatory clinical trial program in order to obtain full approval of ARIKAYCE in the US and potentially reach more patients. Our continued success also depends on obtaining regulatory approval for brensocatib in an additional indication, bringing additional clinical stage products, such as TPIP, INS1148, INS1201, and INS1202, to market and advancing our pre-clinical research programs. We expect to continue to incur substantial expenses related to our research and development activities as we continue the ARIKAYCE confirmatory clinical program, conduct studies to explore the potential of brensocatib in HS, conduct trials of TPIP in PH-ILD, PAH, PPF, and IPF, and fund development of our pre-clinical research programs. We also expect to continue to incur significant costs related to the commercialization of our marketed products. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products; the scope and progress of our research and development efforts; and the timing of certain expenses. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such products and whether or when we may become profitable.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Product Revenues, Net
Product revenues, net, consist of net sales of ARIKAYCE and BRINSUPRI. We recognize revenue for product received by our customers net of allowances for customer credits, including prompt pay discounts, service fees, estimated rebates, including government rebates, such as Medicaid rebates and Medicare Part D reimbursements in the US, and chargebacks.

Cost of Product Revenues (Excluding Amortization of Intangible Assets)
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of ARIKAYCE and BRINSUPRI sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to royalty expenses.
Research and Development (R&D) Expenses
R&D expenses consist of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions. R&D expenses also include other internal operating expenses, the cost of manufacturing product candidates, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting pre-clinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), and may include the cost of asset acquisitions. Our R&D expenses related to manufacturing our product candidates and medical devices for clinical study are primarily related to activities at CMOs that manufacture our product candidates and early-stage research activities. Our R&D expenses related to clinical trials are primarily related to activities at contract research organizations (CROs) that conduct and manage clinical trials on our behalf. These contracts with CROs set forth the scope of work to be completed at a fixed fee or billed at a per-unit cost, and increase proportionally to the volume of services rendered. Payments under these contracts with CROs primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Deposits for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed.
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
Amortization of Intangible Assets
Upon commercialization of each of ARIKAYCE and BRINSUPRI, the related intangible assets began to be amortized over their estimated useful lives. The fair values assigned to our intangible assets are based on estimates and assumptions we believe are reasonable based on available facts and circumstances. Unanticipated events or circumstances may occur that require us to review the assets for impairment.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
In connection with the Business Acquisition, we recorded deferred and contingent consideration liabilities related to potential future milestone payments. Adjustments to the fair value are due to changes in the probability of achieving milestones, our stock price, or certain other estimated assumptions. The change in fair value of deferred and contingent consideration liabilities is calculated quarterly with gains and losses recorded in the consolidated statements of comprehensive loss. Our deferred consideration liabilities were fully settled in the third quarter of 2024. As of December 31, 2025 and 2024, only contingent consideration liabilities exist.
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

RESULTS OF OPERATIONS
Comparison of the Years Ended December 31, 2025 and 2024
Product Revenues, Net
Product revenues, net, consist of net sales of ARIKAYCE and BRINSUPRI. The following table summarizes revenue by product and geography for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,		Increase (decrease)
	2025	2024	$	%
ARIKAYCE
US	$280,294	$254,800	$25,494	10.0%
International	153,471	108,907	44,564	40.9%
Total	$433,765	$363,707	$70,058	19.3%
BRINSUPRI
US	$172,658	$—	$172,658	NA
Total	$172,658	$—	$172,658	NA
Total
US	$452,952	$254,800	$198,152	77.8%
International	153,471	108,907	44,564	40.9%
Total product revenues, net	$606,423	$363,707	$242,716	66.7%
Product revenues, net for the year ended December 31, 2025 were $606.4 million as compared to $363.7 million for the year ended December 31, 2024, an increase of $242.7 million, or 66.7%. This increase was a result of $172.7 million of US commercial sales of BRINSUPRI following FDA approval in August 2025 and a 19.3% growth in sales of ARIKAYCE, driven primarily by a 40.9% growth in international sales.
Cost of Product Revenues (Excluding Amortization of Intangibles)
Cost of product revenues (excluding amortization of intangibles) for the years ended December 31, 2025 and 2024 were comprised of the following (in thousands):

	Years Ended December 31,		Increase (decrease)
	2025	2024	$	%
Cost of product revenues (excluding amortization of intangibles)	$122,938	$85,742	$37,196	43.4%
Cost of product revenues, as % of revenues	20.3%	23.6%
Cost of product revenues (excluding amortization of intangibles) were $122.9 million for the year ended December 31, 2025 as compared to $85.7 million for the year ended December 31, 2024, an increase of $37.2 million, or 43.4%. This increase was primarily attributable to the increase in total product revenues discussed above. Cost of product revenues as a percentage of revenues decreased in the current period due to sales of BRINSUPRI, which has lower manufacturing costs than ARIKAYCE.
All product costs for BRINSUPRI incurred prior to FDA approval on August 12, 2025 were expensed as R&D expenses. We expect our cost of product revenues (excluding amortization of intangible assets) to benefit during 2026 and beyond, as we sell through inventory that was expensed prior to FDA approval of BRINSUPRI.
R&D Expenses
R&D expenses for the years ended December 31, 2025 and 2024 were comprised of the following (in thousands):

	Years Ended December 31,		Increase (decrease)
	2025	2024	$	%
External Expenses
Clinical development and research	$178,037	$171,635	$6,402	3.7%
Manufacturing	140,245	94,766	45,479	48.0%
Regulatory, quality assurance, and medical affairs	43,742	36,476	7,266	19.9%
AstraZeneca milestone	—	12,500	(12,500)	(100.0)%
INS1148 asset acquisition	40,000	—	40,000	NA
Subtotal—external expenses	$402,024	$315,377	$86,647	27.5%
Internal Expenses
Compensation and benefit-related expenses	$249,203	$194,907	$54,296	27.9%
Stock-based compensation	70,046	47,674	22,372	46.9%
Other internal operating expenses	49,820	40,409	9,411	23.3%
Subtotal—internal expenses	$369,069	$282,990	$86,079	30.4%
Total R&D expenses	$771,093	$598,367	$172,726	28.9%
R&D expenses were $771.1 million for the year ended December 31, 2025 as compared to $598.4 million for the year ended December 31, 2024, an increase of $172.7 million, or 28.9%. This increase was primarily due to the $76.7 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount, a $45.5 million increase in manufacturing expense, and the $40.0 million up-front cash consideration in connection with the acquisition of INS1148, partially offset by the $12.5 million AstraZeneca milestone upon our release of an official public statement that we intended to file an NDA for brensocatib in 2024.
External R&D expenses by product for the years ended December 31, 2025 and 2024 were comprised of the following (in thousands):

	Years Ended December 31,		Increase (decrease)
	2025	2024	$	%
ARIKAYCE external R&D expenses	$41,441	$60,269	$(18,828)	(31.2)%
Brensocatib external R&D expenses	96,516	98,569	(2,053)	(2.1)%
TPIP external R&D expenses	94,201	65,935	28,266	42.9%
INS1148 asset acquisition	40,000	—	40,000	NA
AstraZeneca milestone	—	12,500	(12,500)	(100.0)%
Other external R&D expenses	129,866	78,104	51,762	66.3%
Total external R&D expenses	$402,024	$315,377	$86,647	27.5%
We expect R&D expenses to increase in 2026 relative to 2025 primarily due to our clinical trial activities and related spend, including our TPIP and brensocatib clinical trials, and other research efforts for our product candidates. INS1201 and INS1202 are included within other external R&D expenses.
SG&A Expenses
SG&A expenses for the years ended December 31, 2025 and 2024 were comprised of the following (in thousands):

	Years Ended December 31,		Increase (decrease)
	2025	2024	$	%
Compensation and benefit-related expenses	$248,498	$168,498	$80,000	47.5%
Stock-based compensation	82,664	49,161	33,503	68.1%
Professional fees and other external expenses	281,187	173,631	107,556	61.9%
Facility related and other internal expenses	88,818	69,826	18,992	27.2%
Total SG&A expenses	$701,167	$461,116	$240,051	52.1%
SG&A expenses were $701.2 million during the year ended December 31, 2025 as compared to $461.1 million for the year ended December 31, 2024, an increase of $240.1 million, or 52.1%. This increase was primarily due to a $113.5 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount, and a $107.6 million increase in professional fees and other external expenses, both driven by commercial and commercial readiness activities for BRINSUPRI. We expect SG&A expenses to continue to increase in 2026 relative to 2025 due, in part, to commercial activities for BRINSUPRI.
Amortization of Intangible Assets
Amortization of intangible assets for the years ended December 31, 2025 and 2024 was $6.0 million and $5.1 million, respectively. This increase was due to amortization of the AstraZeneca milestones achieved upon FDA and EC approvals of BRINSUPRI in August 2025 and November 2025, respectively.
Change in Fair Value of Deferred and Contingent Consideration Liabilities
The change in fair value of deferred and contingent consideration liabilities for the year ended December 31, 2025 was $252.0 million and was primarily due to the increase in our share price. The change is related to the fair value of the potential future consideration to be paid to former equityholders of certain businesses we have acquired.
Investment Income
Investment income was $60.7 million for the year ended December 31, 2025 as compared to $53.3 million for the year ended December 31, 2024. The increase was primarily due to an increase in our average cash and cash equivalents and marketable securities balances in 2025 relative to 2024.
Interest Expense
Interest expense was $83.8 million for the year ended December 31, 2025 as compared to $84.9 million for the year ended December 31, 2024. This decrease was primarily due to a reduction in interest expense related to the redemptions of the outstanding 0.75% Convertible Senior Notes due 2028 (the 2028 Convertible Notes) in the second quarter of 2025 and the outstanding 1.75% Convertible Senior Notes due 2025 (the 2025 Convertible Notes) in the third quarter of 2024, partially offset by the interest income related to the Swap Contract in 2024. See Note 10 - Debt and Note 11 - Royalty Financing Agreement in this Annual Report on Form 10-K for further details.
Change in Fair Value of Interest Rate Swap
Prior to settlement and termination of the Swap Contract in October 2024, the change in fair value of interest rate swap was due to changes in interest rates during 2024 relative to the interest rate of the Swap Contract.
Provision for Income Taxes
The income tax provision was $5.0 million for the year ended December 31, 2025 as compared to $3.7 million for the year ended December 31, 2024. The income tax provision for the years ended December 31, 2025 and 2024 reflects the income tax expense recorded as a result of taxable income in certain of our subsidiaries in Europe and Japan, as well as a liability for certain state income taxes.
Comparison of the Years Ended December 31, 2024 and 2023
Please refer to the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a comparative discussion of our fiscal years ended December 31, 2024 and December 31, 2023.
LIQUIDITY AND CAPITAL RESOURCES
Overview
There is considerable time and cost associated with developing potential pharmaceutical products to the point of regulatory approval and commercialization. We commenced commercial shipments of ARIKAYCE in October 2018 and BRINSUPRI in August 2025. We expect to continue to incur consolidated operating losses, including losses at our US and certain international entities, as we plan to fund R&D for ARIKAYCE, TPIP, brensocatib, INS1148, INS1201, INS1202, and our other pipeline programs, continue commercialization and regulatory activities for ARIKAYCE and BRINSUPRI, and engage in other general and administrative activities.
In June 2025, we completed an underwritten offering of 8,984,375 shares of our common stock at a public offering price of $96.00 per share. 1,171,875 of the shares of common stock were issued pursuant to the exercise in full of the underwriters' option to purchase additional shares. Our net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $39.2 million, were $823.3 million.
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
In October 2022, we entered into a $350.0 million Tranche A Term Loan with Pharmakon that would have matured on October 19, 2027. The Tranche A Term Loan originally bore interest at a rate based upon the Secured Overnight Financing Rate (SOFR), subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. Net proceeds from the Tranche A Term Loan, after deducting the lenders fees and deal expenses of $15.1 million, were $334.9 million. In October 2024, we entered into the A&R Loan Agreement, as amended July 10, 2025, with BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon, and the guarantors party to such agreement. The A&R Loan Agreement, among other items, provides an additional $150.0 million senior secured Tranche B Term Loan. The A&R Loan Agreement extends the maturity of the Term Loans to September 30, 2029, subject to acceleration to February 1, 2028 on the occurrence of certain prespecified events, and amends the interest rate on the Term Loans to a fixed rate of 9.6% per annum. As consideration for the provision of the Tranche B Term Loan, we agreed to pay Pharmakon a fee equal to 2.0% of the Tranche B Term Loan at the closing date of the Tranche B Term Loan and an additional exit fee of 2.0% of the amount of each prepayment or repayment of the Term Loans. The Term Loans will be repaid in eight equal quarterly payments starting on January 3, 2028. Net proceeds from the Tranche B Term Loan, after deducting the lenders fees and administrative expenses of $3.7 million, were $146.3 million.
In October 2022, we entered into the Royalty Financing Agreement with OrbiMed, whereby OrbiMed paid us $150.0 million in exchange for the right to receive, on a quarterly basis, royalties in an amount equal to 4.0% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% of ARIKAYCE global net sales on or after September 1, 2025, as well as 0.75% of brensocatib global net sales, which includes BRINSUPRI. In the event that OrbiMed has not received aggregate Revenue Interest Payments equal to or greater than $150.0 million on or prior to March 31, 2028, the royalty rate for ARIKAYCE will be increased for all subsequent fiscal quarters to a rate which, if applied retroactively, would have resulted in aggregate Revenue Interest Payments to OrbiMed for all fiscal quarters ended on or prior to March 31, 2028 equal to $150.0 million. In addition, we must make a one-time payment to OrbiMed in an amount that, when added to the aggregate amount of Revenue Interest Payments received by OrbiMed as of March 31, 2028, would equal $150.0 million. The total Revenue Interest Payments payable by us to OrbiMed are capped at 1.8x of the purchase price or up to a maximum of 1.9x of the purchase price under certain conditions. Net proceeds from the Royalty Financing Agreement, after deducting the lenders fees and deal expenses of $3.6 million, were $146.4 million. The Royalty Financing Agreement was amended in October 2024 to, among other things, amend certain restrictions on the Company’s ability to incur indebtedness.
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
Based on our current operating plan we anticipate that our cash and cash equivalents and marketable securities as of December 31, 2025 will enable us to fund our operations. While we believe we currently have sufficient funds to meet our financial needs for at least the next 12 months, we may raise additional capital to fund future development of our product candidates, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address serious diseases with significant unmet need. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be expenses related to our commercialization efforts for ARIKAYCE and BRINSUPRI and development costs for our clinical-stage assets, and, to a lesser extent, our pre-clinical research programs.
Cash Flows
We had cash and cash equivalents of $510.4 million as of December 31, 2025 as compared with $555.0 million as of December 31, 2024. In addition, as of December 31, 2025, we had marketable securities of $919.6 million as compared to $878.8 million as of December 31, 2024. Our working capital was $1.3 billion as of December 31, 2025 and 2024.
Net cash used in operating activities was $935.0 million and $683.9 million for the years ended December 31, 2025 and 2024, respectively, which was primarily driven by commercial, clinical, and manufacturing activities related to ARIKAYCE, commercial and commercial readiness activities for BRINSUPRI, as well as other SG&A expenses, clinical trial expenses related to brensocatib and TPIP, and the $40.0 million acquisition of INS1148. The increase in cash used in operating activities for the year ended December 31, 2025 as compared to 2024 was primarily due to the increase in net loss, excluding the adjustments to reconcile net loss to net cash used in operating activities.

Net cash used in investing activities was $64.6 million and $583.2 million for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, net cash used in investing activities consisted primarily of purchases of property and equipment. During the year ended December 31, 2024, net cash used in investing activities consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities.
Net cash provided by financing activities was $954.1 million and $1,341.0 million for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, net cash provided by financing activities consisted primarily of proceeds from the issuance of common stock in our underwritten public equity offerings and proceeds from the exercise of stock options and the Employee Stock Purchase Plan (ESPP). During the year ended December 31, 2024, net cash provided by financing activities also included $150.0 million in proceeds from the Tranche B Term Loan.
Contractual Obligations
In December 2025, we acquired the global rights to OpSCF (renamed INS1148) from Opsidio. The Opsidio shareholders may become entitled to receive contingent payments up to an aggregate of $382 million in cash upon the achievement of certain development, regulatory and sales milestones, as well as earnout payments based upon a low to mid single-digit percentage of net sales of certain products, both subject to the terms and conditions of the agreement. See Note 15 - Licenses and Other Agreements in this Annual Report on Form 10-K for further details.
In June 2023, we acquired all of the issued and outstanding share capital of Adrestia, a privately held, pre-clinical stage company. Adrestia's former shareholders may also become entitled to receive contingent payments up to an aggregate of $326.5 million in cash upon the achievement of certain development, regulatory and commercial milestone events, as well as royalty payments based upon a low single-digit percentage of net sales of certain products, both subject to the terms and conditions of the agreement. See Note 15 - Licenses and Other Agreements in this Annual Report on Form 10-K for further details.
In January 2023, we acquired Vertuis, a privately held, pre-clinical stage company. The Company is obligated to pay the Vertuis equityholders up to an aggregate of $23.0 million in cash upon the achievement of certain development and regulatory milestone events, and up to an aggregate of $63.8 million in cash upon the achievement of certain net sales-based milestone events, in each case, subject to certain reductions. See Note 15 - Licenses and Other Agreements in this Annual Report on Form 10-K for further details.
In October 2022, we entered into financings resulting in aggregate gross proceeds of $500.0 million, comprised of the $350.0 million Tranche A Term Loan with funds managed by Pharmakon and the $150.0 million Royalty Financing Agreement with OrbiMed, which was subsequently amended in October 2024. Under the Royalty Financing Agreement, OrbiMed will be entitled to receive royalties of 4.0% on ARIKAYCE global net sales until September 1, 2025, and royalties of 4.5% on ARIKAYCE global net sales on or after September 1, 2025, as well as royalties of 0.75% on brensocatib global net sales, which includes BRINSUPRI. The total royalty payable to OrbiMed is capped at 1.8x of the $150.0 million purchase price or up to a maximum of 1.9x of the $150.0 million purchase price under certain conditions. See Note 10 - Debt and Note 11 - Royalty Financing Agreement in this Annual Report on Form 10-K for further details.
In October 2024, we entered into the A&R Loan Agreement, as amended July 10, 2025, with BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon, and the guarantors party to such agreement. The A&R Loan Agreement amends and restates the Loan Agreement, dated as of October 19, 2022, pursuant to which the Tranche A Term Loan was provided. The A&R Loan Agreement, among other items, provides the Tranche B Term Loan. The A&R Loan Agreement extends the maturity of the Term Loans to September 30, 2029, subject to acceleration to February 1, 2028 on the occurrence of certain prespecified events, and amends the interest rate on the Term Loans to a fixed rate of 9.6% per annum. See Note 10 - Debt in this Annual Report on Form 10-K for further details.

In January 2024, we entered into certain agreements with Patheon Inc., a wholly-owned subsidiary of Thermo Fisher, related to the manufacture and supply of commercial brensocatib products, including BRINSUPRI, for our commercial needs and brensocatib for our clinical needs by Patheon Inc. Under these agreements, we are required to deliver to Patheon Inc. the active pharmaceutical ingredients needed to manufacture BRINSUPRI and brensocatib. In addition, in September 2024, we entered into a commercial manufacturing and supply agreement with Esteve for the manufacture and supply of BRINSUPRI's and brensocatib's active pharmaceutical ingredient.
In April 2020, we entered into a master services agreement with PPD pursuant to which we retained PPD to perform clinical development services in connection with certain of our clinical research programs. The master services agreement has an initial term of five years. In March 2025, we amended the agreement to extend the term three years. Either party may terminate (i) any project addendum under the master services agreement for any reason and without cause upon 30 days’ written notice, (ii) any project addendum in the event of the other party’s breach of the master services agreement or such project addendum upon 30 days’ written notice, provided that such breach is not cured within such 30-day period, (iii) the master services agreement or any project addendum immediately upon the occurrence of an insolvency event with respect to the other party or (iv) any project addendum upon 30 days’ written notice if (a) the continuation of the services under such project addendum would pose material ethical or safety risks to study participants, (b) any approval from a regulatory authority necessary to perform the applicable study is revoked, suspended or expires without renewal or (c) in the reasonable opinion of such party, continuation of the services provided under such project addendum would be in violation of applicable law. We have entered into project addenda with PPD to perform clinical development services over several years for, but not limited to, our PALM-ILD and PAH studies and other trials involving brensocatib and TPIP. The anticipated future cost of these project addenda is $295.7 million.
In September 2018, we entered into an agreement (the Lease) with Bridgewater Biotech Center LLC (assumed from Exeter 700 Route 202/206, LLC) to lease 117,022 square feet of office space located in Bridgewater, New Jersey for our corporate headquarters. Subject to certain conditions, we had the one-time option to expand the leased premises by up to 50,000 rentable square feet, exercisable prior to the fifth anniversary of the Commencement Date, which was October 1, 2019. We did not exercise this one-time option. The initial Lease term runs 130 months from the Commencement Date and we have the option to extend that term for up to three additional five-year periods. In addition, we are responsible for operating expenses and taxes pursuant to the Lease. Future minimum payments under the Lease during the initial Lease term are approximately $12.7 million. The Lease contains customary default provisions, including those relating to payment defaults, performance defaults and events of bankruptcy.
In October 2017, we entered into certain agreements with Patheon related to the increase of our long-term production capacity for ARIKAYCE. The agreements provide for Patheon to manufacture and supply ARIKAYCE for our anticipated commercial needs. Under these agreements, we are required to deliver to Patheon the required raw materials, including active pharmaceutical ingredients, and certain fixed assets needed to manufacture ARIKAYCE. Patheon's supply obligations will commence once certain technology transfer and construction services are completed. Our manufacturing and supply agreement with Patheon will remain in effect for a fixed initial term, after which it will continue for successive renewal terms unless either we or Patheon have given written notice of termination. The technology transfer agreement will expire when the parties agree that the technology transfer services have been completed. The agreements may also be terminated under certain other circumstances, including by either party due to a material uncured breach of the other party or the other party’s insolvency. These early termination clauses may reduce the amounts due to the relevant parties. The aggregate investment to increase our long-term production capacity, including under the Patheon agreements and related agreements or purchase orders with third parties for raw materials and fixed assets, is estimated to be approximately $127.7 million.
In October 2016, we entered into the AZ License Agreement, pursuant to which AstraZeneca granted us exclusive global rights for the purpose of developing and commercializing AZD7986 (which we renamed brensocatib). Following FDA approval, brensocatib was commercially designated as BRINSUPRI. In consideration of the licenses and other rights granted by AstraZeneca, we made an upfront payment of $30.0 million, which was included as research and development expense in the fourth quarter of 2016. In December 2020, we incurred a $12.5 million milestone payment obligation upon first dosing in a Phase 3 clinical trial of brensocatib. In May 2024, upon our release of an official public statement that we intended to file an NDA, we incurred an additional $12.5 million milestone payment obligation. Upon regulatory approval by the FDA of an NDA, we paid AstraZeneca an additional $30.0 million. In November 2025, a $15.0 million milestone commitment became payable to AstraZeneca upon EC approval of BRINSUPRI. Subsequent to this milestone, we are also obligated to make an additional $15.0 million contingent payment upon the achievement of a regulatory filing milestone. If we elect to develop brensocatib for a second indication, we will be obligated to make an additional series of contingent milestone payments totaling up to $42.5 million, the first of which occurs at the initiation of a Phase 3 trial in the additional indication. We are not obligated to make payments for additional indications. In addition, we have agreed to pay AstraZeneca tiered royalties ranging from high single-digit to mid-teens on net sales of any approved product based on brensocatib and one additional payment of $35.0 million upon the first achievement of $1.0 billion in annual net sales. The AZ License Agreement provides AstraZeneca with the option to negotiate a future agreement with us for commercialization of brensocatib in chronic obstructive pulmonary disease or asthma.
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
Future Funding Requirements
Based on our current operating plan we anticipate that our cash and cash equivalents and marketable securities as of December 31, 2025 will enable us to fund our operations. We may raise additional capital to fund development of our future product candidates, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address serious diseases with significant unmet need. We expect that our future capital requirements may be substantial and will depend on many factors, including:
•The timing, outcome, and cost of our ongoing and anticipated clinical trials for our product candidates;
•The cost of supporting the sales and marketing efforts necessary to support the continued commercial efforts of our marketed products;
•The cost of discovering or in-licensing additional product candidates;
•The costs of activities related to the regulatory approval process and the timing of approvals, if received;
•The timing and costs of supporting the commercial launch activities of BRINSUPRI in additional markets, if any;
•The cost of eventually supporting the commercial launches of TPIP and our other product candidates, if approved;
•The cost of filing, prosecuting, defending, and enforcing patent claims;
•The costs of our manufacturing-related activities;
•The cost of hiring more personnel to support our ongoing development and commercialization efforts; and
•The levels, timing and collection of revenue earned from sales of our marketed products and other products approved in the future, if any.
We have raised $2.2 billion in net proceeds from securities offerings and other financing transactions since January 1, 2023. We believe we currently have sufficient funds to meet our financial needs for at least the next 12 months. However, our business strategy may require us to raise additional capital at any time through equity or debt financing(s), strategic transactions or otherwise.
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

CRITICAL ACCOUNTING ESTIMATES
Preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions and we regularly evaluate these estimates and assumptions. The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts reported in our consolidated statements of comprehensive loss are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition and indefinite-lived intangible assets. The accounting estimates discussed below involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Actual results could differ materially from our estimates. See Note 2 - Summary of Significant Accounting Policies in this Annual Report on Form 10-K for our required disclosures on accounting policies and estimates.
Revenue Recognition
In accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration we expect to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. For all contracts that fall into the scope of ASC 606, we have identified one performance obligation: the sale of marketed products to our customers. We have not incurred or capitalized any incremental costs associated with obtaining contracts with customers.
Product revenues, net, consist of global net sales of ARIKAYCE and US net sales of BRINSUPRI. Our customers in the US include specialty pharmacies and a specialty distributor. Product revenues are recognized once we perform and satisfy all five steps of the revenue recognition criteria mentioned above.
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
Rebates: We contract with certain government agencies and managed care organizations, or collectively, third-party payors, so that our marketed products will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. We estimate the rebates we will provide to third-party payors and deduct these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The current liability is included in accounts payable and accrued liabilities on the consolidated balance sheets. We estimate the rebates that will be provided to third-party payors based upon (i) our contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payor mix, and (iv) information obtained from our specialty pharmacies.
If any, or all, of our actual experience vary from the estimates above, we may need to adjust prior period accruals, affecting revenue in the period of adjustment.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2025, our cash and cash equivalents were in cash accounts or were invested in money market funds. Our investments in money market funds are not insured by the federal government. As of December 31, 2025, our marketable securities were invested in US treasury securities with an original maturity of six months or less.
As of December 31, 2025, we had our $500.0 million Term Loans outstanding. The Term Loans accrue interest quarterly at a fixed rate of 9.6% per annum. The Royalty Financing Agreement required us to pay a Revenue Interest Payment of 4.0% of ARIKAYCE global net sales prior to September 1, 2025 and to pay 4.5% thereafter, as well as 0.75% of brensocatib global net sales, which includes BRINSUPRI. If a 10% change in interest rates had occurred on December 31, 2025, it would not have had a material effect on the fair value of our debt as of that date, nor would it have a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, Swiss Francs and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the years ended December 31, 2025, 2024 and 2023, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 8 is included in our Financial Statements and Supplementary Data set forth in Item 15 of Part IV of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—

Integrated Framework. Based on management's assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report on Internal Control over Financial Reporting
Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on our internal control over financial reporting. The report of Ernst & Young LLP is contained in Item 15 of Part IV of this Annual Report on Form 10-K.
ITEM 9B.    OTHER INFORMATION
Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities adopted or terminated by our officers and directors (each as defined in Rule 16a-1(f) of the Exchange Act) during the fourth quarter of 2025, each of which was entered into or terminated, as applicable, during an open trading window and is or was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a Trading Plan).

Name and Title	Date of Adoption of Trading Plan	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan	Date Plan Terminated
Michael Smith Chief Legal Officer	02/27/2025	05/30/2025	12/31/2025	109,462	11/04/2025
Michael Smith Chief Legal Officer	11/07/2025	02/23/2026	02/12/2027	150,172	N/A
Sara Bonstein Chief Financial Officer	11/10/2025	02/24/2026	04/08/2026	159,511	N/A
S. Nicole Schaeffer Chief People Strategy Officer	11/12/2025	02/24/2026	08/28/2026	55,400	N/A
Elizabeth McKee Anderson, Director	11/14/2025	03/04/2026	09/30/2026	20,000	12/11/2025
Roger Adsett Chief Operating Officer	12/03/2025	03/04/2026	06/16/2026	194,727	N/A
Elizabeth McKee Anderson, Director	12/11/2025	03/12/2026	09/30/2026	5,000	N/A
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2026 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2026 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2026 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2026 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2026 annual meeting of shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report.
1.     FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page 95:
(i) Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
(ii) Consolidated Balance Sheets as of December 31, 2025 and 2024
(iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2025, 2024 and 2023
(iv) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2025, 2024 and 2023
(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
(vi) Notes to Consolidated Financial Statements
2.    FINANCIAL STATEMENT SCHEDULES.
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

10.1**	Insmed Incorporated 2015 Incentive Plan (incorporated by reference from Exhibit 99.1 to Insmed Incorporated's Registration Statement on Form S-8 filed on May 28, 2015).

10.1.1**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2015 Incentive Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 3, 2017).

10.2**	Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.2.1**	Form of Award Agreements for Restricted Stock Units pursuant to the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.4 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.2.2**
Amendment to Form of Award Agreement for Restricted Stock Units pursuant to the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.4.2 to Insmed Incorporated's Annual Report on Form 10-K filed on February 17, 2022).

10.2.3**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2017 Incentive Plan (incorporated by reference from Exhibit 10.5 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.3**	Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Appendix A to Insmed Incorporated’s Proxy Statement on Schedule 14A filed on March 31, 2023).

10.3.1**	Amendment No. 1 to Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Appendix A to Insmed Incorporated’s Proxy Statement on Schedule 14A filed on April 1, 2024).

10.3.2**	Amendment No 2. to Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Appendix A to Insmed Incorporated's Proxy Statement on Schedule 14A, filed on April 4, 2025).

10.3.3**	Form of Award Agreement for Restricted Stock Units pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 8, 2024).

10.3.4**	Form of Award Agreement for Restricted Stock Units to non-US employees pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1.4 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on August 8, 2024).

10.3.5**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan before December 4, 2025 (incorporated by reference from Exhibit 10.1.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 8, 2024).

10.3.6**	Form of Award Agreement for Non-Qualified Stock Options issued to non-US employees pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan before December 4, 2025 (incorporated by reference from Exhibit 10.1.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 8, 2024).

10.3.7**
Form of Award Agreement for Restricted Stock Units issued to directors pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (incorporated by reference from Exhibit 10.1.5 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 3, 2023).

10.3.8**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan for awards granted on or after December 4, 2025 (filed herewith).

10.3.9**
Form of Award Agreement for Non-Qualified Stock Options issued to non-US employees pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan for awards granted on or after December 4, 2025 (filed herewith).

10.3.10**	Form of Award Agreement for Performance-Based Restricted Stock Units pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (filed herewith).

10.3.11**	Form of Award Agreement for Performance-Based Restricted Stock Units to non-US employees pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan (filed herewith).

10.4**	Insmed Incorporated 2025 Inducement Plan (incorporated by reference from Exhibit 4.1 to Insmed Incorporated’s Registration Statement on Form S-8 filed on February 20, 2025).

10.4.1**	Form of Award Agreement for Restricted Stock Units pursuant to the Insmed Incorporated 2025 Inducement Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on May 8, 2025.

10.4.2**	Form of Award Agreement for Restricted Stock Units to non-US employees pursuant to the Insmed Incorporated 2025 Inducement Plan (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on May 8, 2025.

10.4.3**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2025 Inducement Plan before December 4, 2025 (incorporated by reference from Exhibit 10.4 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on May 8, 2025).

10.4.4**	Form of Award Agreement for Non-Qualified Stock Options issued to non-US employees pursuant to the Insmed Incorporated 2025 Inducement Plan before December 4, 2025 (incorporated by reference from Exhibit 10.5 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on May 8, 2025).

10.4.5**	Form of Award Agreement for Non-Qualified Stock Options pursuant to the Insmed Incorporated 2025 Inducement Plan for awards granted on or after December 4, 2025 (filed herewith).

10.4.6**
Form of Award Agreement for Non-Qualified Stock Options issued to non-US employees pursuant to the Insmed Incorporated 2025 Inducement Plan for awards granted on or after December 4, 2025 (filed herewith).

10.5**	Insmed Incorporated 2018 Employee Stock Purchase Plan (incorporated by reference from Appendix A to Insmed Incorporated’s Proxy Statement on Schedule 14A filed on April 5, 2018).

10.6**
Omnibus Amendment to Insmed Incorporated Incentive Plans, dated December 10, 2020 (incorporated by reference from Exhibit 10.6 of Insmed Incorporated’s Annual Report on Form 10-K filed on February 25, 2021).

10.6.1**	Omnibus Amendment to Insmed Incorporated Incentive Awards and Inducement Awards, dated May 8, 2024 (incorporated by reference from Exhibit 10.2 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 8, 2024).

10.7**	Insmed Incorporated Senior Executive Bonus Plan (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on November 5, 2013).

10.8**	Form of Non-Qualified Stock Option Inducement Award Agreement (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 8, 2024).

10.9**	Form of Non-Qualified Stock Option Inducement Award Agreement for non-U.S. employees (incorporated by reference from Exhibit 10.4 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed August 8, 2024).

10.10**	Form of Indemnification Agreement entered into with each of the Company's directors and officers (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on January 16, 2014).

10.11**	Employment Agreement, effective as of September 10, 2012, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Current Report on Form 8-K filed on September 11, 2012).

10.11.1**	Amendment to Employment Agreement, effective as of July 31, 2019, between Insmed Incorporated and William Lewis (incorporated by reference from Exhibit 10.5 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 1, 2019).

10.12**	Amended and Restated Employment Agreement, effective as of April 1, 2022, between Insmed Incorporated and S. Nicole Schaeffer (incorporated by reference from Exhibit 10.4 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on May 5, 2022).

10.13**	Amended and Restated Employment Agreement, effective as of April 1, 2022, between Insmed Incorporated and Roger Adsett (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed May 5, 2022).

10.13.1**	Side Letter to Amended and Restated Employment Agreement, effective as of August 8, 2022, between Insmed Incorporated and Roger Adsett (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed October 27, 2022).

10.14**	Amended and Restated Employment Agreement, effective as of April 1, 2022, between Insmed Incorporated and Sara Bonstein (incorporated by reference from Exhibit 10.2 to Insmed Incorporated's Annual Report on Form 10-Q filed May 5, 2022).

10.15**	Amended and Restated Employment Agreement, effective as of April 1, 2022, by and between Insmed Incorporated and Martina Flammer, M.D. (incorporated by reference from Exhibit 10.3 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 5, 2022).

10.16**
Amended and Restated Employment Agreement, effective as of April 1, 2022, by and between Insmed Incorporated and Michael Smith (incorporated by reference from Exhibit 10.5 of Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 5, 2022).

10.17**	Consulting Agreement, effective as of April 17, 2025, between Insmed Incorporated and J. Drayton Wise (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 7, 2025).

10.18*	License Agreement, dated April 25, 2008, between Transave, Inc. and PARI Pharma GmbH, and Amendments No. 1-4 thereto (incorporated by reference from Exhibit 10.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.18.1*	Amendment No. 5 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of October 5, 2015 (incorporated by reference from Exhibit 10.14.1 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.18.2*	Amendment No. 6 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of October 9, 2015 (incorporated by reference from Exhibit 10.14.2 to Insmed Incorporated's Annual Report on Form 10-K filed on February 25, 2016).

10.18.3*	Amendment No. 7 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 21, 2017 (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on November 2, 2017).

10.18.4*	Amendment No. 8 to License Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of December 19, 2018 (incorporated by reference from Exhibit 10.15.4 to Insmed Incorporated’s Annual Report on Form 10-K filed on February 22, 2019).

10.19*	Contract Manufacturing Agreement, dated February 7, 2014, between Insmed Incorporated and Resilience Biotechnologies Inc. (successor to Therapure Biopharma Inc.) (incorporated by reference from Exhibit 10.2.1 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.19.1*	Amending Agreement, dated March 13, 2014, between Insmed Incorporated and Resilience Biotechnologies Inc. (successor to Therapure Biopharma Inc.) (incorporated by reference from Exhibit 10.2.2 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on October 29, 2020).

10.20*	Commercialization Agreement dated July 8, 2014 between Insmed Incorporated and PARI Pharma GmbH (incorporated by reference from Exhibit 10.5 to Insmed Incorporated's Quarterly Report on Form 10-Q filed on August 8, 2024).

10.20.1*	Amendment No. 1 to Commercialization Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 21, 2017 (incorporated by reference from Exhibit 10.5.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on August 8, 2024).

10.20.2*	Amendment No. 2 to Commercialization Agreement between Insmed Incorporated and PARI Pharma GmbH, effective as of July 20, 2018 (incorporated by reference from Exhibit 10.19.2 to Insmed Incorporated’s Annual Report on Form 10-K filed on February 20, 2025).

10.21*	Manufacturing and Supply Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (incorporated by reference from Exhibit 10.39 to Insmed Incorporated's Annual Report on Form 10-K filed February 23, 2018).

10.22*	Technology Transfer Agreement between Insmed Incorporated and Patheon UK Limited, dated as of October 20, 2017 (incorporated by reference from Exhibit 10.40 to Insmed Incorporated's Annual Report on Form 10-K filed February 23, 2018).

10.22.1*	Amendment to the Technology Transfer Agreement and to the Manufacturing and Supply Agreement, by and between Insmed Incorporated and Patheon UK Limited, dated as of March 11, 2021 (incorporated by reference from Exhibit 10.3 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed May 6, 2021).

10.23*	License Agreement, dated October 4, 2016, between Insmed Incorporated and AstraZeneca AB (incorporated by reference from Exhibit 10.29 to Insmed Incorporated’s Annual Report on Form 10-K filed February 23, 2017).

10.24	Lease Agreement, dated September 11, 2018, by and between Insmed Incorporated and Bridgewater Biotech Center LLC (assumed from Exeter 700 Route 202/206, LLC) (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Current Report on Form 8-K filed on September 17, 2018).

10.25*	Master Commercial Manufacturing Services Agreement, dated January 8, 2024, by and between Insmed Incorporated and Patheon Inc. (incorporated by reference from Exhibit 10.24 to Insmed Incorporated’s Annual Report on Form 10-K filed on February 20, 2025).

10.25.1*	Product Agreement pursuant to the Master Commercial Manufacturing Services Agreement, dated September 29, 2024, by and between Insmed Incorporated and Patheon Inc. (incorporated by reference from Exhibit 10.24.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on February 20, 2025).

10.25.1.1*	Amendment No. 1 to Product Agreement pursuant to the Master Commercial Manufacturing Services Agreement, dated January 23, 2025, by and between Insmed Incorporated and Patheon Inc. (filed herewith).

10.26*	Revenue Interest Purchase Agreement, dated October 19, 2022, between Insmed Incorporated and OrbiMed Royalty & Credit Opportunities III, LP (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on October 27, 2022).

10.26.1*	First Amendment to Revenue Interest Purchase Agreement, dated October 31, 2024, between Insmed Incorporated and OrbiMed Royalty & Credit Opportunities III, LP (incorporated by reference from Exhibit 10.25.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on February 20, 2025).

10.27*	Amended and Restated Loan Agreement, dated October 31, 2024, between Insmed Incorporated, BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (incorporated by reference from Exhibit 10.26 to Insmed Incorporated’s Annual Report on Form 10-K filed on February 20, 2025).

10.27.1*
Amendment No. 1 to Amended and Restated Loan Agreement, dated July 10, 2025, between Insmed Incorporated, BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (incorporated by reference from Exhibit 10.1 to Insmed Incorporated’s Quarterly Report on Form 10-Q filed on October 30, 2025).

10.28*	Commercial Manufacturing and Supply Agreement, dated September 5, 2024, between Insmed Incorporated and Esteve Química, S.A. (incorporated by reference from Exhibit 10.27 to Insmed Incorporated’s Annual Report on Form 10-K filed on February 20, 2025).

19.1	Insmed Incorporated Insider Trading Policy (incorporated by reference from Exhibit 19.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on February 20, 2025).

21.1	Subsidiaries of Insmed Incorporated (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (filed herewith).

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (filed herewith).

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003 (filed herewith).

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2003 (filed herewith).

97	Compensation Recovery Policy (incorporated by reference from Exhibit 97 to Insmed Incorporated’s Annual Report on Form 10-K filed on February 22, 2024).

101
The following materials from Insmed Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (v) Notes to the Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL and contained in Exhibit 101.

*	Certain portions of this exhibit have been redacted.

**	Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2026.

INSMED INCORPORATED a Virginia corporation (Registrant)
By:	/s/ WILLIAM H. LEWIS
William H. Lewis Chair and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 19, 2026.

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
Melvin Sharoky, M.D.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Insmed Incorporated (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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
February 19, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Insmed Incorporated
Opinion on Internal Control Over Financial Reporting
We have audited Insmed Incorporated’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Insmed Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Iselin, New Jersey
February 19, 2026

INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$510,445	$555,030
Marketable securities	919,602	878,796
Accounts receivable	140,857	52,012
Inventory	132,068	98,578
Prepaid expenses and other current assets	91,236	37,245
Total current assets	1,794,208	1,621,661
Fixed assets, net	102,942	80,052
Finance lease right-of-use assets	15,561	18,273
Operating lease right-of-use assets	20,708	17,257
Intangibles, net	97,651	58,652
Goodwill	136,110	136,110
Other assets	97,378	93,226
Total assets	$2,264,558	$2,025,231
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$456,060	$285,209
Finance lease liabilities	3,345	2,961
Operating lease liabilities	9,469	9,358
Total current liabilities	468,874	297,528
Debt, long-term	540,964	1,103,382
Royalty financing agreement	162,865	161,067
Contingent consideration	314,340	144,200
Finance lease liabilities, long-term	20,719	24,064
Operating lease liabilities, long-term	12,174	9,112
Other long-term liabilities	5,646	499
Total liabilities	1,525,582	1,739,852
Shareholders' equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 214,255,853 and 179,382,635 issued and outstanding shares at December 31, 2025 and December 31, 2024, respectively	2,143	1,794
Additional paid-in capital	6,372,064	4,645,791
Accumulated deficit	(5,636,692)	(4,359,917)
Accumulated other comprehensive gain (loss)	1,461	(2,289)
Total shareholders' equity	738,976	285,379
Total liabilities and shareholders' equity	$2,264,558	$2,025,231
See accompanying notes to consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Product revenues, net	$606,423	$363,707	$305,208

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	122,938	85,742	65,573
Research and development	771,093	598,367	571,011
Selling, general and administrative	701,167	461,116	344,501
Amortization of intangible assets	6,001	5,052	5,052
Change in fair value of deferred and contingent consideration	251,993	91,682	28,697
Total operating expenses	1,853,192	1,241,959	1,014,834

Operating loss	(1,246,769)	(878,252)	(709,626)

Investment income	60,656	53,307	42,132
Interest expense	(83,795)	(84,913)	(81,694)
Change in fair value of interest rate swap	—	(236)	320
Other (expense) income, net	(1,841)	29	1,856
Loss before income taxes	(1,271,749)	(910,065)	(747,012)

Provision for income taxes	5,026	3,707	2,555

Net loss	$(1,276,775)	$(913,772)	$(749,567)

Basic and diluted net loss per share	$(6.42)	$(5.57)	$(5.34)

Weighted average basic and diluted common shares outstanding	199,014	164,043	140,433

Net loss	$(1,276,775)	$(913,772)	$(749,567)

Other comprehensive income (loss):
Foreign currency translation gains (losses)	3,306	(1,855)	(2,214)
Unrealized gain on marketable securities	444	311	713
Total comprehensive loss	$(1,273,025)	$(915,316)	$(751,068)
See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2022	135,654	$1,357	$2,782,416	$(2,696,578)	$756	$87,951
Comprehensive loss:
Net loss				(749,567)		(749,567)
Other comprehensive loss					(1,501)	(1,501)
Exercise of stock options and ESPP share issuance	1,142	12	18,387			18,399
Net proceeds from issuance of common stock	6,531	65	152,410			152,475
Issuance of common stock for vesting of RSUs	543	5				5
Deferred payments for Business Acquisition	177	2	3,895			3,897
Issuance of common stock for asset acquisitions	3,931	39	81,601			81,640
Stock-based compensation expense			74,778			74,778
Balance at December 31, 2023	147,978	$1,480	$3,113,487	$(3,446,145)	$(745)	$(331,923)
Comprehensive loss:
Net loss				(913,772)		(913,772)
Other comprehensive loss					(1,544)	(1,544)
Exercise of stock options and ESPP share issuance	5,026	50	113,193			113,243
Net proceeds from issuance of common stock	19,537	195	1,083,929			1,084,124
Issuance of common stock upon conversion of convertible notes	5,744	58	224,267			224,325
Issuance of common stock for vesting of RSUs	901	9				9
Deferred payments for Business Acquisition and Vertuis Bio, Inc.	197	2	14,080			14,082
Stock-based compensation expense			96,835			96,835
Balance at December 31, 2024	179,383	$1,794	$4,645,791	$(4,359,917)	$(2,289)	$285,379
Comprehensive loss:
Net loss				(1,276,775)		(1,276,775)
Other comprehensive income					3,750	3,750
Exercise of stock options and ESPP share issuance	5,769	58	135,659			135,717
Net proceeds from issuance of common stock	8,984	90	823,192			823,282
Issuance of common stock upon conversion of convertible notes	17,923	179	565,962			566,141
Issuance of common stock for vesting of RSUs	1,172	11				11
Issuance of common stock for vesting of PSUs	660	7				7
Contingent payments for Business Acquisition	365	4	48,750			48,754
Stock-based compensation expense			152,710			152,710
Balance at December 31, 2025	214,256	$2,143	$6,372,064	$(5,636,692)	$1,461	$738,976
 See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(1,276,775)	$(913,772)	$(749,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,449	5,961	5,527
Amortization of intangible assets	6,001	5,052	5,052
Stock-based compensation expense	152,710	96,835	74,778
Amortization of debt issuance costs	6,216	6,884	7,320
Paid-in-kind interest capitalized	—	19,233	23,372
Royalty financing non-cash interest expense	20,675	20,044	18,846
Accretion of discount on marketable securities, net	(38,348)	(19,160)	(9,383)
Finance lease amortization expense	2,712	2,712	2,712
Non-cash operating lease expense	9,652	3,588	9,206
Change in fair value of deferred and contingent consideration liabilities	251,993	91,682	28,697
Change in fair value of interest rate swap	—	236	(320)
Vertuis acquisition	—	—	10,250
Adrestia acquisition	—	—	76,481
Changes in operating assets and liabilities:
Accounts receivable	(88,307)	(12,932)	(11,963)
Inventory	(31,519)	(17,044)	(13,613)
Prepaid expenses and other current assets	(53,431)	(14,182)	2,265
Other assets	(2,123)	8,335	(20,074)
Accounts payable and accrued liabilities	100,073	44,592	15,155
Other liabilities	(4,992)	(11,946)	(10,988)
Net cash used in operating activities	(935,014)	(683,882)	(536,247)
Investing activities
Purchase of fixed assets	(32,561)	(21,923)	(13,288)
Payment of AZ milestone	(30,000)	—	—
Purchase of marketable securities	(2,092,014)	(1,577,252)	(588,733)
Cash acquired in asset acquisition	—	—	3,417
Maturities of marketable securities	2,090,000	1,016,000	375,000
Net cash used in investing activities	(64,575)	(583,175)	(223,604)
Financing activities
Proceeds from exercise of stock options and ESPP	135,717	113,243	18,399
Proceeds from issuance of common stock, net	823,282	1,084,124	152,475
Proceeds from issuance of Term Loan	—	150,000	—
Payments of principal of 0.75% convertible senior notes due 2028	(1,965)	—	—
Payment of debt issuance costs	—	(3,737)	(1,218)
Payments of finance lease principal	(2,961)	(2,610)	(1,217)
Net cash provided by financing activities	954,073	1,341,020	168,439
Effect of exchange rates on cash and cash equivalents	931	(1,307)	(250)
Net (decrease) increase in cash and cash equivalents	(44,585)	72,656	(591,662)

INSMED INCORPORATED
Consolidated Statements of Cash Flows (Continued)
(in thousands)

Cash and cash equivalents at beginning of period	555,030	482,374	1,074,036
Cash and cash equivalents at end of period	$510,445	$555,030	$482,374
Supplemental disclosures of cash flow information:
Cash paid for interest	$55,353	$40,567	$35,787
Cash paid for income taxes	$4,141	$2,499	$1,955
 See accompanying notes to audited consolidated financial statements

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation
Insmed is a people-first global biopharmaceutical company striving to deliver first- and best-in-class therapies to transform the lives of patients facing serious diseases. The Company's commercial portfolio and clinical pipeline are organized around three therapeutic areas: Respiratory, Immunology & Inflammation, and Neuro & Other Rare. To complement the Company's internal research and development, the Company also actively evaluates in-licensing and acquisition opportunities for commercial products, product candidates and technologies.
The Company's first two commercial products, ARIKAYCE® and BRINSUPRI®, are both part of the Respiratory therapeutic area. ARIKAYCE is approved in the US as ARIKAYCE (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590 mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the European Commission approved ARIKAYCE Liposomal for the treatment of nontuberculous mycobacterial lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis. In March 2021, Japan's Ministry of Health, Labour and Welfare approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal.
BRINSUPRI (brensocatib 25 mg and 10 mg tablets), an oral, once-daily treatment for non-cystic fibrosis bronchiectasis (referred to as bronchiectasis or NCFB) in patients 12 years of age and older, was approved in the US in August 2025. In November 2025, the EC approved BRINSUPRI (brensocatib 25 mg tablets) for the treatment of NCFB in patients 12 years of age and older with two or more exacerbations in the prior 12 months. Bronchiectasis is a serious, chronic lung disease in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage.
The Company's Respiratory therapeutic area also includes clinical-stage programs for TPIP and INS1148. TPIP is an inhaled dry powder formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PH-ILD, PAH, PPF, and IPF. INS1148 is a monoclonal antibody targeting SCF248 for patients with interstitial lung disease and moderate to severe asthma. The Company is also exploring additional opportunities utilizing its various technologies within the Respiratory therapeutic area.
The Company's Inflammation & Immunology therapeutic area includes the development of brensocatib, a small molecule, oral, reversible inhibitor of DPP1, for the treatment of patients with HS. The Company is also exploring additional opportunities utilizing its various technologies within the Inflammation & Immunology therapeutic area.
The Company's Neuro & Other Rare therapeutic area includes the clinical-stage programs INS1201, an intrathecally delivered gene therapy for patients with DMD, and INS1202, an intrathecally delivered gene therapy for patients with ALS. The Company is also exploring additional opportunities utilizing its various technologies within the Neuro & Other Rare therapeutic area.
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
The Company had $510.4 million of cash and cash equivalents and $919.6 million of marketable securities as of December 31, 2025 and reported a net loss of $1,276.8 million for the year ended December 31, 2025. The Company has funded its operations through public offerings of equity securities, debt financings, revenue interest financings and revenues generated from ARIKAYCE and BRINSUPRI. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development activities for ARIKAYCE, TPIP, brensocatib, INS1148, INS1201, INS1202 and its other pipeline programs, and commercialization and regulatory activities for BRINSUPRI and ARIKAYCE.
The Company expects its future cash requirements to be substantial. While the Company currently has sufficient funds to meet its financial needs for at least the next 12 months, the Company may raise additional capital in the future to fund its operations, its ongoing commercialization and clinical trial activities, and its future product candidates, and to develop, acquire,

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. The Company and Basis of Presentation (Continued)
in-license or co-promote other products or product candidates, including those that address serious diseases with significant unmet need. The source, timing and availability of any future financing or other transaction will depend principally upon continued progress in the Company’s commercial, regulatory and development activities. Any future financing will also be contingent upon market conditions. If the Company is unable to obtain sufficient additional funds when required, the Company may be forced to delay, restrict or eliminate all or a portion of its development programs or commercialization efforts.
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
2. Summary of Significant Accounting Policies
Use of Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions. The amounts of assets and liabilities reported in the Company's balance sheets and the amounts of revenues and expenses reported for each period presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue allowances, stock-based compensation, income taxes, loss contingencies, acquisition related intangibles including in process research and development (IPR&D) and goodwill, fair value of contingent consideration, the revenue interest purchase agreement, and accounting for R&D costs. Actual results could differ from those estimates.
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
The following table presents the customers representing 10% or more of the Company's gross product revenues for the year ended December 31, 2025 and their respective percentages for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Customer A	31%	30%	34%
Customer B	26%	34%	35%
Customer C	17%	21%	19%
Customer D	12%	8%	7%
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Summary of Significant Accounting Policies (Continued)
Marketable Securities—Marketable securities consist of available-for-sale investments in US Treasury securities. Marketable securities under this classification are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive gain (loss). The estimated fair value of available-for-sale marketable securities is determined based on quoted market prices. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets. The Company did not have available-for-sale securities with a maturity of more than one year as of December 31, 2025 and December 31, 2024.
Fixed Assets, Net—Fixed assets are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of three years to five years are used for computer hardware and software. Estimated useful lives of seven years are used for laboratory equipment, office equipment, manufacturing equipment and furniture and fixtures. Estimated useful lives of 39 years are used for building and building improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Land is not depreciated.
Finite-lived Intangible Assets—Finite-lived intangible assets are measured at their respective fair values on the date they were recorded. The fair values assigned to the Company's intangible assets are based on reasonable estimates and assumptions given available facts and circumstances. See Note 6 - Intangibles, Net and Goodwill for further details.
Impairment Assessment—The Company reviews the recoverability of its finite-lived intangible assets and long-lived assets for indicators of impairments. Events or circumstances that may require an impairment assessment include negative clinical trial results, a significant decrease in the market price of the asset, or a significant adverse change in legal factors or the manner in which the asset is used. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found to not be recoverable, the Company measures the amount of the impairment by comparing the carrying value of the assets to the fair value of the assets. The Company determined that no indicators of impairment of finite-lived intangible assets or long-lived assets existed at December 31, 2025.
Business Combinations and Asset Acquisitions—The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in Business Combinations (Topic 805).
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
If determined to be an asset acquisition, the Company recognizes the assets acquired and liabilities assumed based on the relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. If the in-licensed agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and therefore have no alternative future use, the Company expenses payments made under such license agreements as acquired IPR&D expense within R&D expense in its consolidated statements of comprehensive loss.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Summary of Significant Accounting Policies (Continued)
Indefinite-lived Intangible Assets—Indefinite-lived intangible assets consist of IPR&D. IPR&D acquired directly in a transaction other than a business combination is capitalized if the projects will be further developed or have an alternative future use; otherwise, they are expensed. The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size, patent protection, and expected pricing and industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, the Company’s outlook and market performance of the Company’s industry and recent and forecasted financial performance. The Company performs a qualitative test for its indefinite-lived intangible assets annually as of October 1. During the year ended December 31, 2025, the Company concluded that no impairment exists.
Goodwill—Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing at a reporting unit level on an annual basis or when a triggering event occurs that may indicate the carrying value of the goodwill is impaired. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As of December 31, 2025, the Company concluded that it continues to operate as one reporting unit. As of October 1, 2025, the Company performed a qualitative impairment test for goodwill and concluded that no impairment exists.
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
Cost of product revenues (excluding amortization of intangible assets) consist primarily of direct and indirect costs related to the manufacturing of our marketed products sold, including third-party manufacturing costs, packaging services, freight, and allocation of overhead costs, in addition to royalty expenses. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Inventory used for clinical development purposes is expensed to R&D expense when consumed. Prior to FDA approval of a product, the Company expenses all inventory related costs in the period incurred.
Research and Development—R&D expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in the Company's research and development functions. R&D expenses also include other internal operating expenses, the cost of manufacturing a product candidate, including the medical devices for drug delivery, for clinical study, the cost of conducting clinical studies, and the cost of conducting pre-clinical and research activities. In addition, R&D expenses include payments to third parties for the license rights to products in development (prior to marketing approval), and may include the cost of asset acquisitions (as described further above). The Company's expenses related to manufacturing its product candidates and medical devices for clinical study are primarily related to activities at CMOs that manufacture its clinical product supply of ARIKAYCE, TPIP, brensocatib, INS1148, INS1201, INS1202, and pre-clinical research. The Company's expenses related to clinical trials are primarily related to activities at CROs that conduct and manage clinical trials on the Company's behalf. These contracts set forth the scope of work to be completed at a fixed fee or billed on a per-unit cost, and increase proportionally to the volume of services rendered. Payments under these contracts primarily depend on performance criteria such as the successful enrollment of patients or the completion of clinical trial milestones as well as time-based fees. Expenses are accrued based on contracted amounts applied to the level of patient enrollment and to activity according to the clinical trial protocol. Deposits for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed.
Stock-based Compensation—The Company recognizes stock-based compensation expense for awards of equity instruments to employees and directors based on the grant-date fair value of those awards. The grant-date fair value of the award is recognized as compensation expense ratably over the requisite service period, which generally equals the vesting period of the award. The Company may also grant performance-based stock options and performance stock units (PSUs) to employees from time to time. The grant-date fair value of performance-based stock options is recognized as compensation expense over the implicit service period once it is probable that the performance condition will be achieved. The grant-date fair value of PSUs is recognized as compensation expense on the date(s) the performance conditions become probable. Stock-based compensation expense is included in both R&D and SG&A expenses in the consolidated statements of comprehensive loss.
Investment Income and Interest Expense—Investment income consists of interest income earned on the Company's cash and cash equivalents and marketable securities. Interest expense consists primarily of contractual interest costs related to the Company's debt, non-cash interest expense related to the Company's Royalty Financing Agreement and amortization of debt issuance costs related to the Company's debt. See Note 10 - Debt and Note 11 - Royalty Financing Agreement for further details.
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
The Company's policy for interest and penalties related to income tax exposures is to recognize interest and penalties as a component of the provision for income taxes in the consolidated statements of comprehensive loss.
Net Loss Per Share—Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and other dilutive securities outstanding during the period. Potentially dilutive securities from stock options, restricted stock units (RSUs), PSUs and convertible debt securities would be anti-dilutive as the Company incurred a net loss in all periods presented. Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options and from the assumed conversion of the Company's previously outstanding convertible notes are determined based on the treasury stock method.
The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net loss	$(1,276,775)	$(913,772)	$(749,567)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	199,014	164,043	140,433
Effect of dilutive securities:
Common stock options	—	—	—
RSUs	—	—	—
PSUs	—	—	—
Convertible debt securities	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	199,014	164,043	140,433
Net loss per share:
Basic and diluted	$(6.42)	$(5.57)	$(5.34)

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Summary of Significant Accounting Policies (Continued)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of December 31, 2025, 2024 and 2023 as their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2025	2024	2023
Common stock options	17,376	21,927	22,513
RSUs	3,889	3,320	2,750
PSUs	184	660	666
Convertible debt securities	—	17,690	23,438
Recently Adopted Accounting Pronouncements—In December 2023, the Financial Accounting Standard Board (FASB) issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures, in order to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. The Company adopted this new standard for the year ended December 31, 2025. These amendments have been applied retrospectively to all prior periods presented in the financial statements. The required disclosure enhancements of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements. See Note 14 - Income Taxes for further details.
Recent Accounting Pronouncements (Not Yet Adopted)—In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40)—Expense Disaggregation Disclosures, which requires disclosure of disaggregated income statement expense information about specific categories (including purchases of inventory, employee compensation, depreciation, and intangible asset amortization) in the notes to financial statements. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The guidance is applied on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2024-03 on its consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide an optional practical expedient for estimated expected credit losses on current accounts receivable and current contract assets arising from ASC 606 revenue transactions, allowing entities to assume that economic conditions at the balance sheet date will remain unchanged over the remaining life of the receivable. The amendments are effective for annual periods beginning after December 15, 2025, and are to be applied prospectively. The Company is currently evaluating the impact of adoption of ASU 2025-05 on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)—Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments clarify the scope of derivative accounting and the application of the revenue recognition guidance to share-based noncash consideration received from customers. The Company will early adopt ASU 2025-07 on January 1, 2026, using a prospective transition method, as permitted by the standard. The adoption of ASU 2025-07 will not have a material impact on the Company’s consolidated financial statements.
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
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of December 31, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$510.4	$510.4	$—	$—
Marketable securities	$919.6	$919.6	$—	$—
Liabilities
Contingent consideration	$372.1	$—	$—	$372.1
	As of December 31, 2024
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$555.0	$555.0	$—	$—
Marketable securities	$878.8	$878.8	$—	$—
Liabilities
Contingent consideration	$168.9	$—	$—	$168.9
During the year ended December 31, 2025, $2.1 billion of marketable securities were purchased and $2.1 billion of marketable securities matured, each consisting of US Treasury Bills.
As of December 31, 2025, the Company held $919.6 million of available-for-sale securities, including an unrealized gain of $0.4 million recorded in accumulated other comprehensive gain (loss). As of December 31, 2024, the Company held $878.8 million of available-for-sale securities, including an unrealized gain of $0.3 million in accumulated other comprehensive gain (loss).
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2 or Level 3 during the years ended December 31, 2025 and 2024. During the year ended December 31, 2025, new Level 1 assets were added in connection with the Company's purchase of available-for-sale securities.
The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) failure of the issuer to make scheduled interest or principal payments; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the year ended December 31, 2025.
Contingent Consideration Liabilities

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
The contingent consideration liabilities arose from the Business Acquisition in August 2021. The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher milestone, and net sales milestones. Upon the achievement of certain development and regulatory milestone events, the Company is obligated to issue to Motus equityholders up to 4,979,705 shares of the Company's common stock in the aggregate and AlgaeneX equityholders up to 368,867 shares of the Company's common stock in the aggregate as of December 31, 2025. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. The weighted average probability of success of the remaining development and regulatory milestones was 39% as of December 31, 2025. The development and regulatory milestones, if achieved, will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation. During the third quarter of 2025, a development milestone in connection with the Motus acquisition was achieved, resulting in the issuance of 364,566 shares of the Company's common stock in October 2025.
If the Company were to receive a priority review voucher from the FDA, the Company would be obligated to pay to the Motus equityholders a portion of the value of the priority review voucher, subject to certain reductions. The potential payout would be either 50% of the after-tax net proceeds received by the Company from a sale of the priority review voucher or 50% of the average of the sales prices for the last three publicly disclosed priority review voucher sales, less certain adjustments. The fair value of the priority review voucher milestone is estimated utilizing a probability-adjusted discounted cash flow approach. This obligation would be settled in cash. On December 20, 2024, the FDA's priority review voucher program expired. As of December 31, 2025 and 2024, the Company determined that the likelihood of receiving a priority review voucher was remote and the milestone had no fair value.
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of December 31, 2025, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.
The contingent consideration liabilities have been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the inputs to the valuation approach, the estimated fair value could be significantly different than the fair value the Company determined. Contingent consideration liabilities expected to be settled within twelve months are classified as a current liability within accounts payable and accrued liabilities in the consolidated balance sheet. Contingent consideration expected to be settled in more than twelve months is classified as a non-current liability. As of December 31, 2025, the fair value of the current and non-current contingent consideration was $57.8 million and $314.3 million, respectively.
A valuation of the contingent consideration liabilities is performed quarterly with gains and losses included within change in fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. The following significant unobservable inputs were used in the valuation of the contingent consideration liabilities as of December 31, 2025 and 2024:

Contingent Consideration Liabilities	Fair Value as of December 31, 2025 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$366.9	Probability-adjusted	Probabilities of success	14% - 90%

Contingent Consideration Liabilities	Fair Value as of December 31, 2024 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$166.7	Probability-adjusted	Probabilities of success	14% - 97%

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
A rollforward of the Company's valuations for the contingent consideration liabilities for the years ended December 31, 2025 and 2024 follows (in thousands):

Contingent Consideration (Level 3 Liabilities)
Balance as of December 31, 2023	$84,600
Additions	—
Change in fair value	84,300
Payments	—
Balance as of December 31, 2024	168,900
Additions	—
Change in fair value	251,993
Payments	(48,754)
Balance as of December 31, 2025	$372,139
The change in fair value of contingent consideration liabilities are due to changes in factors such as the probability of achieving milestones, the Company's stock price, or certain other estimated assumptions. Payments are made in shares of the Company's common stock.
Royalty Financing Agreement
The fair value of the Royalty Financing Agreement at the time of the transaction was based on the Company’s estimates of future royalties expected to be paid to OrbiMed over the life of the arrangement, which was determined using forecasts from market data sources, which are considered Level 3 inputs. This liability is being amortized using the effective interest method over the life of the arrangement, in accordance with ASC 470, Debt and ASC 835, Interest. The Company will utilize the prospective method to account for subsequent changes in the estimated future payments to be made to OrbiMed and will update the effective interest rate on a quarterly basis. The carrying value of the Royalty Financing Agreement approximates fair value. See Note - 11 Royalty Financing Agreement for further details.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Product Revenues, Net (Continued)
The following table presents a geographic summary of the Company's product revenues, net for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
ARIKAYCE
US	$280,294	$254,800	$224,195
International	153,471	108,907	81,013
Total	$433,765	$363,707	$305,208
BRINSUPRI
US	$172,658	$—	$—
Total	$172,658	$—	$—
Total
US	$452,952	$254,800	$224,195
International	153,471	108,907	81,013
Total product revenues, net	$606,423	$363,707	$305,208
During the years ended December 31, 2025, 2024 and 2023, sales of ARIKAYCE in Japan comprised 80%, 81% and 81% of international ARIKAYCE revenues, respectively.
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
The Company also recognizes revenue related to various MAPs in Europe. During the fourth quarter of 2022, the Company agreed with French authorities on the final reimbursement price related to the temporary authorization for use (Autorisation Temporaire d'Utilisation or ATU) program in France. The accrued France ATU reimbursement payable as of December 31, 2025 relates to current year sales and is recorded within accounts payable and accrued liabilities in the consolidated balance sheets. See Note 8 - Accounts Payable and Accrued Liabilities for further details.
The following table provides a summary rollforward of the Company's sales allowances and related accruals for the years ended December 31, 2025 and 2024, which have been deducted in arriving at product revenues, net (in thousands):

	Customer Credits, Fees and Discounts	Rebates, Chargebacks and Co-pay Assistance	Total
Balance as of December 31, 2023	$15,482	$10,177	$25,659
Allowances for current period sales	14,410	41,082	55,492
Allowances for prior period sales	100	3,380	3,480
Payments and credits	(22,415)	(39,958)	(62,373)
Balance as of December 31, 2024	$7,577	$14,681	$22,258
Allowances for current period sales	23,746	111,829	135,575
Allowances for prior period sales	—	500	500
Payments and credits	(19,876)	(59,102)	(78,978)
Balance as of December 31, 2025	$11,447	$67,908	$79,355

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Inventory
The Company's inventory balance consists of the following (in thousands):

	As of December 31,
	2025	2024
Raw materials	$30,623	$19,682
Work-in-process	41,346	39,932
Finished goods	60,099	38,964
	$132,068	$98,578
Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process, and finished goods. The Company has not recorded any significant inventory write-downs. The Company currently uses a limited number of third-party CMOs to produce its inventory.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Intangibles, Net and Goodwill
Intangibles, Net
Finite-lived Intangible Assets
As of December 31, 2025, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D, the milestones paid to PARI for the license to use Lamira for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively, the milestone paid to AstraZeneca as a result of the FDA approval of BRINSUPRI in August 2025, and the milestone payable to AstraZeneca as a result of the EC approval of BRINSUPRI in November 2025. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestone-related intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years, and began amortizing its AstraZeneca milestone-related intangible assets in August and November 2025 over BRINSUPRI's regulatory exclusivity period of approximately 14 years. Amortization expense is estimated to be $8.3 million per year for the years 2026 through 2029, and approximately $7.1 million for 2030.
Indefinite-lived Intangible Assets
As of December 31, 2025, the Company's indefinite-lived intangible assets consisted of acquired IPR&D from the Business Acquisition. Indefinite-lived intangible assets are not amortized.
A rollforward of the Company's intangible assets for the years ended December 31, 2025 and 2024 follows (in thousands):

Intangible Asset	December 31, 2024	Additions	Amortization	December 31, 2025
Acquired ARIKAYCE R&D	$27,888	$—	$(4,850)	$23,038
PARI milestones	1,164	—	(202)	962
AstraZeneca milestones	—	45,000	(949)	44,051
Acquired IPR&D	29,600	—	—	29,600
	$58,652	$45,000	$(6,001)	$97,651

Intangible Asset	December 31, 2023	Additions	Amortization	December 31, 2024
Acquired ARIKAYCE R&D	$32,738	$—	$(4,850)	$27,888
PARI milestones	1,366	—	(202)	1,164
Acquired IPR&D	29,600	—	—	29,600
	$63,704	$—	$(5,052)	$58,652
Goodwill
The Company's goodwill balance of $136.1 million as of December 31, 2025 and 2024 resulted from the August 2021 Business Acquisition.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)	As of December 31,
Asset Description		2025	2024
Building	39	$10,437	$—
Land	NA	1,963	—
Laboratory equipment	7	39,127	26,753
Furniture and fixtures	7	6,428	6,428
Computer hardware and software	3 - 5	8,425	6,485
Office equipment	7	171	171
Manufacturing equipment	7	1,336	1,336
Leasehold improvements	2 - 10	53,400	38,058
Construction in progress	—	42,410	51,127
		163,697	130,358
Less accumulated depreciation		(60,755)	(50,306)
		$102,942	$80,052
Depreciation expense was $10.4 million, $6.0 million and $5.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Accounts payable and other accrued operating expenses	$79,907	$73,033
Accrued clinical trial expenses	34,329	26,068
Accrued professional fees	23,658	17,895
Accrued technical operation expenses	22,533	18,388
Accrued compensation and employee related costs	111,514	80,312
Accrued royalty and milestones payable	17,101	6,324
Accrued interest payable	—	359
Revenue Interest Payments payable	6,449	4,177
Accrued sales allowances and related costs	70,869	16,762
Accrued French rebate payable	6,960	5,988
Contingent consideration	57,799	24,700
Accrued milestone payment to AstraZeneca	15,000	—
Other accrued liabilities	9,941	11,203
	$456,060	$285,209
In November 2025, a $15.0 million milestone commitment became payable to AstraZeneca upon EC approval of BRINSUPRI. See Note 6 - Intangibles, Net and Goodwill for further details.

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
The Company records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss. The following table below summarizes the Company's total lease costs included in its consolidated financial statements, as well as other required quantitative disclosures (in thousands):

	As of December 31,
	2025		2024
Finance lease cost:
Amortization of right-of-use assets	$2,712		$2,712
Interest on lease liabilities	2,005		2,230
Total finance lease cost		$4,717		$4,942
Operating lease cost		10,880		10,415
Variable lease cost		24,764		25,818
Total lease cost		$40,361		$41,175

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases		$2,006		$2,230
Operating cash flows for operating leases		$11,040		$10,389
Financing cash flows for finance leases		$2,961		$2,610
Right-of-use assets obtained in exchange for new finance lease liabilities		$—		$—
Right-of-use assets obtained in exchange for new operating lease liabilities		$12,762		$8,995
Weighted average remaining lease term - finance leases		5.7 years		6.6 years
Weighted average remaining lease term - operating leases		2.4 years		2.9 years
Weighted average discount rate - finance leases		7.8%		7.9%
Weighted average discount rate - operating leases		8.9%		9.0%

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Leases (Continued)
The following table below presents the maturity of lease liabilities on an annual basis for the remaining years of the Company's commenced lease agreements (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2026	$5,097	$11,058
2027	5,228	9,376
2028	5,361	2,565
2029	5,496	954
2030	4,413	—
Thereafter	4,248	—
Total	29,843	23,953
Less: present value discount	5,779	2,310
Present value of lease liabilities	$24,064	$21,643
Balance Sheet Classification at December 31, 2025:
Current lease liabilities	$3,345	$9,469
Long-term lease liabilities	20,719	12,174
Total lease liabilities	$24,064	$21,643
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. As of December 31, 2025, costs of $69.5 million incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.
10. Debt
Debt, long-term consists of the following commitments as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Convertible notes	$—	$567,164
Term Loans	540,964	536,218
Debt, long-term	$540,964	$1,103,382
2028 Convertible Notes
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
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
2025 Convertible Notes
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
The following table presents the carrying value of the Company’s convertible notes balance (in thousands):

	As of December 31,
	2025	2024
Face value of outstanding convertible notes	$—	$574,923
Debt issuance costs, unamortized	—	(7,759)
Convertible notes	$—	$567,164
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
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
Amended and Restated Loan Agreement
In October 2024, the Company entered into the A&R Loan Agreement, as amended on July 10, 2025, with BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon, and the guarantors party to such agreement. The A&R Loan Agreement amended and restated the Loan Agreement, dated as of October 19, 2022, pursuant to which the Tranche A Term Loan was provided. The A&R Loan Agreement, among other items, provides an additional $150.0 million senior secured term loan tranche. The A&R Loan Agreement extends the maturity of the Term Loans to September 30, 2029, subject to acceleration to February 1, 2028 on the occurrence of certain prespecified events, and amends the interest rate on the Term Loans to a fixed rate of 9.6% per annum. As consideration for the provision of the Tranche B Term Loan, the Company agreed to pay Pharmakon a fee equal to 2.0% of the Tranche B Term Loan at the closing date of the Tranche B Term Loan and an additional exit fee of 2.0% of the amount of each prepayment or repayment of the Term Loans. The Term Loans will be repaid in eight equal quarterly payments starting on January 3, 2028. Net proceeds from the Tranche B Term Loan, after deducting the lenders fees and administrative expenses of $3.7 million, were $146.3 million.
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
The following table presents the carrying value of the Company’s Term Loans balance as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Principal	$500,000	$500,000
Paid-in-kind interest capitalized	46,770	46,770
Debt discount, net	(5,806)	(10,552)
Term Loans	$540,964	$536,218

As of December 31, 2025, future principal repayments of debt for each of the fiscal years through maturity were as follows (in thousands):

Year Ending December 31:
2026	$—
2027	—
2028	341,731
2029	205,039
2030	—
2031 and thereafter	—
$546,770

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and the ability of the Company to obtain debt at comparable terms to those that are currently in place.
Interest expense for the years ended December 31, 2025, 2024, and 2023, is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Convertible debt contractual interest expense	$1,680	$6,397	$8,250
Term Loans contractual interest expense	53,219	51,587	46,743
Royalty Financing Agreement non-cash interest expense	20,675	20,044	18,846
Amortization of debt issuance costs	6,216	6,884	7,320
Swap interest income	—	(2,229)	(1,882)
Total debt interest expense	$81,790	$82,683	$79,277
Finance lease interest expense	2,005	2,230	2,417
Total interest expense	$83,795	$84,913	$81,694
11. Royalty Financing Agreement
In October 2022, the Company entered into the Royalty Financing Agreement with OrbiMed. Under the Royalty Financing Agreement, OrbiMed paid the Company $150.0 million in exchange for the right to receive, on a quarterly basis, royalties in an amount equal to 4.0% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% of ARIKAYCE global net sales on or after September 1, 2025, as well as 0.75% of brensocatib global net sales, which includes BRINSUPRI. In the event that OrbiMed has not received aggregate Revenue Interest Payments of at least $150.0 million on or prior to March 31, 2028, the Company must make a one-time payment to OrbiMed for the difference between the $150.0 million and the aggregated Revenue Interest Payments that have been paid. In addition, the royalty rate for ARIKAYCE will be increased beginning March 31, 2028 to the rate which would have resulted in aggregate Revenue Interest Payments as of March 31, 2028 equaling $150.0 million. The total Revenue Interest Payments payable by the Company to OrbiMed are capped at 1.8x of the purchase price or up to a maximum of 1.9x of the purchase price under certain conditions. Net proceeds from the Royalty Financing Agreement, after deducting the lenders fees and deal expenses of $3.6 million, were $146.4 million. The Royalty Financing Agreement was amended in October 2024 to, among other things, amend certain restrictions on the Company’s ability to incur indebtedness.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Royalty Financing Agreement (Continued)
The following table presents the activity of the Company’s Royalty Financing Agreement balance for the years ended December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Royalty Financing Agreement liability - beginning balance	$163,671	$158,162
Revenue Interest Payments paid and payable	(19,401)	(14,535)
Interest expense recognized	20,675	20,044
Royalty Financing Agreement liability - ending balance	$164,945	$163,671
Royalty issuance costs, unamortized - beginning balance	$(2,604)	$(3,128)
Amortization of issuance costs	524	524
Royalty issuance costs, unamortized - ending balance	$(2,080)	$(2,604)
Royalty Financing Agreement	$162,865	$161,067
The Revenue Interest Payments payable in connection with the royalty financing agreement were $6.4 million and $4.2 million as of December 31, 2025 and 2024, respectively, which were recorded within accounts payable and accrued expenses on the consolidated balance sheets. Non-cash interest expense is recorded within interest expense in the consolidated statements of comprehensive loss.
12. Shareholders' Equity
Common Stock—As of December 31, 2025, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 214,255,853 shares of common stock issued and outstanding. In addition, as of December 31, 2025, the Company had reserved 17,375,581 shares of common stock for issuance upon the exercise of outstanding common stock options, 3,889,230 shares of common stock for issuance upon the vesting of RSUs and 266,443 shares for issuance upon the vesting of PSUs. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions.
Of the 9,406,112 shares reserved, subject to certain closing-related reductions, the Company issued 2,889,367 shares of the Company's common stock in connection with the Business Acquisition in the third quarter of 2021, after certain closing-related deductions. 171,427, 177,203, and 182,182 shares of the Company’s common stock reserved in connection with the Motus acquisition were issued as acquisition consideration on the first, second and third anniversaries of the closing date of the acquisition, respectively, in each case subject to certain reductions. During the third quarter of 2025, a development milestone in connection with the Motus acquisition was achieved, resulting in the issuance of 364,566 shares of the Company's common stock in October 2025. In February 2026, a development milestone in connection with the Motus acquisition was achieved, pursuant to which 368,867 shares of the Company's common stock, subject to certain reductions, became issuable. Additional shares of the Company's common stock will also be issued upon the achievement of certain development and regulatory milestone events, subject to certain reductions. The shares of the Company’s common stock reserved in connection with the AlgaeneX acquisition will be issued upon the achievement of a development milestone event, subject to certain reductions. As of December 31, 2025, 5,348,572 shares of the Company's common stock remain reserved for the Business Acquisition.
In June 2025, the Company completed an underwritten offering of 8,984,375 shares of the Company's common stock at a public offering price of $96.00 per share. 1,171,875 of the shares of common stock were issued pursuant to the exercise in full of the underwriters' option to purchase additional shares. The Company's net proceeds from the sale of the shares, after deducting the underwriting discounts and offering expenses of $39.2 million, were $823.3 million.
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
In connection with the Company’s acquisition of Vertuis, the Company reserved 550,000 shares of the Company’s common stock, subject to future adjustment. An aggregate of 500,000 of the reserved shares were issued as acquisition

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Shareholders' Equity (Continued)
consideration at closing. In July 2024, the Company issued the Vertuis equityholders an additional 14,773 shares of common stock. See Note 18 - Acquisitions for further details.
In the first quarter of 2021, the Company entered into a sales agreement with Leerink Partners, to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $250.0 million, from time to time, through the ATM program, under which Leerink Partners acts as sales agent. During the year ended December 31, 2023, the Company issued and sold an aggregate of 6,503,041 shares of common stock through the ATM program at a weighted-average public offering price of $24.12 per share and received net proceeds of $152.2 million. In the first quarter of 2024, the Company entered into the new sales agreement with Leerink Partners to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $500.0 million, from time to time, through the new ATM program, under which Leerink Partners acted as sales agent. In connection with entering into the new ATM program, the Company terminated the ATM program. During the third quarter of 2024, the Company issued and sold an aggregate of 5,022,295 shares of common stock through the new ATM program at a weighted-average public offering price of $75.64 per share and received net proceeds of $371.3 million. In November 2024, the Company terminated the new sales agreement.
Preferred Stock—As of December 31, 2025 and 2024, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 and no shares of preferred stock were issued and outstanding.
13. Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated Amended and Restated 2019 Incentive Plan (the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders on May 13, 2023. The 2019 Incentive Plan replaced the Insmed Incorporated 2019 Incentive Plan, as amended, pursuant to which the Company was authorized to grant incentive awards up to an aggregate of 13,750,000 shares. At the Company’s 2023 Annual Meeting of Shareholders, in connection with approval of the 2019 Incentive Plan, the Company's shareholders approved the issuance of an additional 10,500,000 shares under the 2019 Incentive Plan. At the Company's 2024 Annual Meeting of Shareholders, the Company's shareholders approved Amendment No. 1 to the 2019 Incentive Plan, which provides for the issuance of an additional 3,000,000 shares under the plan. At the Company's 2025 Annual Meeting of Shareholders, the Company's shareholders approved Amendment No. 2 to the 2019 Incentive Plan, which provides for the issuance of an additional 10,000,000 shares under the 2019 Incentive Plan. As of December 31, 2025, 11,674,577 shares remain available for future issuance under the 2019 Incentive Plan.
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
In addition, from time to time, the Company makes inducement grants of stock options and RSUs to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. The Company granted inducement stock options and RSUs covering 522,517, 1,444,850 and 2,674,290 shares of the Company's common stock to new employees during the years ended December 31, 2025, 2024 and 2023, respectively. In February 2025, the Company adopted the Insmed Incorporated 2025 Inducement Plan, under which the Company is authorized to grant a variety of inducement awards, including stock options and RSUs, up to an aggregate of 1,000,000 shares, as an inducement to become an employee of the Company or any of its subsidiaries. As of December 31, 2025, 700,233 shares remain available for future issuance under the Insmed Incorporated 2025 Inducement Plan.
On May 15, 2018, the 2018 Employee Stock Purchase Plan was approved by shareholders at the Company's 2018 Annual Meeting of Shareholders. The ESPP allows eligible employees to acquire an ownership interest in the Company by purchasing common stock, at a discount, through payroll deductions. As of December 31, 2025, 4,359,032 shares remain available for future issuance under the ESPP. The ESPP is compensatory under GAAP and the Company recorded stock-based compensation expense of $4.5 million, $3.3 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Stock Options—The Company calculates the fair value of stock options granted using the Black-Scholes valuation model. The following table summarizes the grant date fair value and assumptions used in determining the fair value of all stock options granted, including grants of inducement options, during the years ended December 31, 2025, 2024 and 2023.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)

	2025	2024	2023
Volatility	61% - 65%	61% - 69%	62% - 70%
Risk-free interest rate	3.59% - 4.45%	3.51% - 4.64%	3.36% - 4.72%
Dividend yield	0.0%	0.0%	0.0%
Expected option term (in years)	5.89	6.11	6.05
Weighted average fair value of stock options granted	$42.52	$20.11	$13.12
The volatility factor was based on the Company’s historical volatility during the expected option term. The Company accounts for forfeitures as they occur.
From time to time, the Company has granted performance-conditioned options to certain of its employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the date of grant and the grantees fulfilling a service condition (continued employment). As of December 31, 2025 and December 31, 2024, the Company had performance-conditioned options covering 114,780 shares outstanding. As of December 31, 2025 and December 31, 2024, the performance conditions are not probable and therefore no stock-based compensation was recorded in the consolidated statements of comprehensive loss.
The following table summarizes stock option activity for stock options granted for the year ended December 31, 2025 as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in '000)
Options outstanding at December 31, 2024	21,927,128	$23.89
Granted	1,361,710	$68.55
Exercised	(5,597,272)	$22.20
Forfeited and expired	(315,985)	$36.58
Options outstanding at December 31, 2025	17,375,581	$27.82	6.60	$2,540,642
Exercisable at December 31, 2025	9,976,481	$22.75	5.62	$1,509,208
The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $534.9 million, $173.4 million and $6.0 million, respectively.
As of December 31, 2025, there was $132.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.9 years.
Restricted Stock Units—The Company may grant RSUs to employees and non-employee directors. Each RSU represents a right to receive one share of the Company's common stock upon the completion of a specific period of continued service.
RSU awards granted are valued at the market price of the Company's common stock on the date of grant. The Company recognizes non-cash compensation expense for the fair values of RSUs on a straight-line basis over the requisite service period of the awards.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)
The following table summarizes RSU awards granted during the year ended December 31, 2025:

	Number of RSUs	Weighted Average Grant Price
Outstanding at December 31, 2024	3,320,341	$23.67
Granted	1,896,360	$72.62
Released	(1,183,350)	$23.59
Forfeited	(144,121)	$38.28
Outstanding at December 31, 2025	3,889,230	$46.96
The total grant-date fair value of RSU awards vested during the years ended December 31, 2025, 2024 and 2023 was $27.9 million, $19.6 million, and $13.1 million, respectively.
As of December 31, 2025, there was $140.7 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted average period of 2.4 years.
Performance Stock Units—In December 2025, the Company granted 91,877 PSUs (the 2025 PSUs) to certain of its employees. The 2025 PSUs are subject to a performance condition and a service condition. The performance condition is the number of INDs cleared by the FDA through December 31, 2028. The service condition is continuous employment with the Company through February 1, 2029. The potential payout of the award ranges from 0% to 200% of the target, dependent on the number of INDs cleared through December 31, 2028. The Company will begin recognizing compensation cost on the date that performance condition becomes probable, with an initial recording of the cumulative expense that would have been recognized if the PSU expense had been recognized on a straight-line basis since the date of grant. The remaining unrecognized compensation cost will then be expensed prospectively on a straight-line basis over the remaining service period. Any forfeitures of unvested awards that occur after compensation cost recognition commences will result in the cumulative reversal of expense in the period in which the forfeiture occurs. As of December 31, 2025, no performance condition was probable and therefore no stock-based compensation was recorded in the consolidated statements of comprehensive loss. As of December 31, 2025, there was an unrecognized expense related to the 2025 PSUs of $18.1 million, which assumes a 100% payout.
In January 2022, the Company issued 271,612 PSUs (the 2022 PSUs). The 2022 PSUs were subject to two performance conditions based on brensocatib milestones, both of which had been achieved as of March 31, 2025, and a service condition, which was three years of continued employment. The Company achieved the first performance condition by issuing a press release announcing certain topline results from the ASPEN trial by June 30, 2024. The Company achieved the second performance condition in February 2025 upon the FDA's notification that the new drug application had been accepted for brensocatib. During the second quarter of 2024, the Company's total shareholder return was compared to the Company's Peer Group and the payout of the awards was determined to be 250% of the target. During the year ended December 31, 2025, 660,466 shares were issued upon vesting of the 2022 PSUs and $10.3 million of stock-based compensation expense was recognized.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)
The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options, RSUs, PSUs and ESPP during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Research and development expenses	$70,046	$47,674	$35,880
Selling, general and administrative expenses	82,664	49,161	38,898
Total stock-based compensation expense	$152,710	$96,835	$74,778
There was no stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to the 2022 PSUs during the years ended December 31, 2024 and 2023, as the performance conditions associated with the 2022 PSU awards were not probable as of these dates.
14. Income Taxes
For the years ended December 31, 2025, 2024 and 2023, the Company recorded a provision for income taxes of $5.0 million, $3.7 million and $2.6 million, respectively.
The Company's loss before income taxes in the US and globally was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
US	$(1,118,491)	$(814,531)	$(666,181)
Foreign	(153,258)	(95,534)	(80,831)
	$(1,271,749)	$(910,065)	$(747,012)
The Company's provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	577	356	378
Foreign	4,476	3,380	2,231
Total current provision	5,053	3,736	2,609
Deferred:
Federal	—	—	(13)
State	(27)	(29)	(41)
Foreign	—	—	—
Total deferred benefit	(27)	(29)	(54)
Provision for income taxes	$5,026	$3,707	$2,555

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Income Taxes (Continued)
The reconciliation between the federal statutory tax rate and the Company's effective tax rate, after the retrospective adoption of ASU 2023-09, is as follows (in thousands):

	Years Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
Statutory federal taxes and tax rate	$(267,067)	21.0%	$(191,114)	21.0%	$(156,873)	21.0%
State and local income taxes, net of federal income tax effect (1)	552	—%	321	—%	338	—%
Foreign tax effects
Switzerland
Changes in valuation allowance	12,746	(1.0)%	9,056	(1.0)%	8,462	(1.1)%
Other	9,843	(0.8)%	7,955	(0.9)%	5,308	(0.7)%
Other foreign jurisdictions	14,071	(1.1)%	6,432	(0.7)%	4,813	(0.6)%
Effects of cross-border tax laws	—	—%	—	—%	—	—%
Tax credits
Research and development tax credits	(38,872)	3.1%	(30,861)	3.4%	(22,330)	3.0%
Changes in valuation allowances	271,336	(21.3)%	185,366	(20.4)%	131,040	(17.5)%
Nontaxable or nondeductible items
Stock-based compensation, net of nondeductible compensation	(59,412)	4.7%	(12,574)	1.4%	2,443	(0.3)%
Change in fair value of contingent consideration	52,919	(4.2)%	19,253	(2.1)%	6,026	(0.8)%
Asset acquisition	—	—%	—	—%	18,217	(2.4)%
Other	729	(0.1)%	309	—%	865	(0.1)%
Changes in unrecognized tax benefits	—	—%	—	—%	—	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%	—	—%	—	—%
Other adjustments	8,181	(0.6)%	9,564	(1.1)%	4,246	(0.6)%
Provision for income taxes and effective tax rate	$5,026	(0.3)%	$3,707	(0.4)%	$2,555	(0.1)%
(1) The state that contributed to the majority (greater than 50%) of the tax effect in this category was Texas.
The provisions recorded for the years ended December 31, 2025, 2024 and 2023 are primarily a result of the Company’s international subsidiaries that had taxable income during the periods and certain state taxes in the US which impose

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Income Taxes (Continued)
income tax on modified gross revenues. There was a full valuation allowance recorded against the Company’s deferred tax assets and therefore no tax benefit was recorded.
The amounts of cash paid for income taxes by the Company are as follows:

	Years Ended December 31,
	2025	2024	2023
Federal	$—	$—	$—
State
Texas	315	340	201
Other state (1)	64	62	117
Foreign
Japan	2,189	1,238	742
Netherlands	1,034	267	474
Germany	—	300	214
Italy	—	197	—
Switzerland	—	—	110
Other foreign (1)	539	95	97
	$4,141	$2,499	$1,955
(1) In a period in which income taxes paid in a jurisdiction do not exceed 5% of total income taxes paid, the taxes paid to that jurisdiction are reported in other state or other foreign.
Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities consist of the following:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss and other carryforwards	$956,032	$672,735
General business credits	267,818	217,859
Capitalized R&D	167,487	178,021
Stock-based compensation	30,852	30,701
Other (1)	41,635	38,533
Deferred tax assets	1,463,824	1,137,849
Valuation allowance	(1,456,726)	(1,125,370)
Deferred tax assets, net of valuation allowance	$7,098	$12,479
Deferred tax liabilities:
Intangibles	$—	$(5,581)
Right-of-use assets	(7,127)	(6,953)
Deferred tax liabilities	$(7,127)	$(12,534)
Net deferred tax liabilities	$(29)	$(55)
(1) Prior period amounts have been reclassified for consistency with the current period presentation.
The deferred tax assets, net of valuation allowance, of $7.1 million and $12.5 million at December 31, 2025 and 2024, respectively, primarily consisted of net operating loss, tax credit carryforwards and capitalized R&D for income tax purposes. As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, and through the year ended December 31, 2024, the Company's research and development expenditures were capitalized, resulting in a deferred tax asset. As amended by the One

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Income Taxes (Continued)
Big Beautiful Bill Act (OBBBA), effective January 1, 2025, the Company’s current year US research and development expenditures are no longer required to be capitalized. Due to the Company's history of operating losses, the Company recorded a valuation allowance on its net deferred tax assets by increasing the valuation allowance by $331.4 million and $221.3 million in 2025 and 2024, respectively, as it was more likely than not that such tax benefits will not be realized.
At December 31, 2025, the Company had federal net operating loss (NOL) carryforwards for income tax purposes of approximately $3.3 billion and federal tax credit carryforwards of $270.1 million. Due to the limitation on NOLs as more fully discussed below, $3.1 billion of the NOLs are available to offset future taxable income, if any. The NOL carryovers and general business tax credits expire in various years beginning in 2026. For state tax purposes, the Company has approximately $2.1 billion of NOLs in various states available to offset against future taxable income and state tax credit carryforwards of $23.1 million, expiring in various years beginning in 2026. The Company has $301.1 million of non-trading loss carryforwards in Ireland and loss carryforwards in the UK and Switzerland of $95.7 million and $277.1 million, respectively. The loss carryforwards in Ireland and the UK carry forward indefinitely while the loss carryforward in Switzerland begins to expire in 2030. The Company has disallowed interest expense carryover of $47.7 million which carries forward indefinitely.
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
Law Changes
On July 4, 2025, H.R. 1 – OBBBA was signed into law. OBBBA provides for US tax law changes and modifications including effective beginning in 2025, the ability to deduct US based research and development expenditures, a more favorable interest expense limitation and the reinstatement of 100% bonus depreciation on qualified property. OBBBA also includes several changes to the US taxation of foreign activity, including changes to foreign tax credits, global intangible low-taxed income and foreign derived intangible income, among other things. Given the Company’s history of net operating losses, OBBBA did not have a significant impact on the Company’s financial statements.
The Organisation for Economic Co-operation and Development (OECD) recently published a framework to implement a global corporate minimum income tax rate of 15% on income arising in low-tax jurisdictions (Pillar Two). The Pillar Two proposed legislation is applicable to multinational corporations with global revenue exceeding €750 million for at least two years of the preceding four years. Over 140 countries have agreed in principle to implement Pillar Two and many have, or are in the process of, enacting related legislation. In January 2026, the OECD released a "side-by-side" package introducing new safe harbors and providing an exemption for US-based multinational companies from parts of the global minimum tax framework. The Pillar Two legislation is not anticipated to be effective for the Company until the Company’s annual global revenues have exceeded the €750 million threshold for at least two years of the preceding four years. The Company will continue to evaluate the potential consequences of Pillar Two on its longer-term financial position.
The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If such unrecognized tax benefits were realized and not subject to valuation allowances, the Company would recognize a tax benefit of $24.7 million. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Income Taxes (Continued)

	2025	2024
Balance as of January 1,	$19,014	$14,753
Additions related to prior period tax positions	—	—
Additions related to current period tax positions	5,649	4,261
Balance as of December 31,	$24,663	$19,014
The Company is subject to US federal and state income taxes and the statute of limitations for tax audit is open for the federal tax returns for the years ended 2022 and later, and is generally open for certain states for the years 2021 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin.
The Company's policy is to recognize interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company has recorded no such expense. As of December 31, 2025 and 2024, the Company has recorded reserves for unrecognized income tax benefits of $24.7 million and $19.0 million, respectively. As any adjustment to the Company’s uncertain tax positions would not result in a cash tax liability, it has not recorded any accrued interest or penalties related to its uncertain tax positions. If any of these unrecognized tax benefits were released, there would be no impact to the Company's effective tax rate.
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
Other Agreements
Adrestia Therapeutics Ltd.—In June 2023, the Company acquired all of the issued and outstanding share capital of Adrestia, a privately held, pre-clinical stage company. At the closing of the transaction, the Company issued an aggregate of 3,430,867 shares of the Company’s common stock to Adrestia’s former shareholders (collectively, the Adrestia shareholders). The closing share price on the date of the transaction was $21.10, resulting in a purchase price of $72.4 million. The Adrestia shareholders may also become entitled to receive contingent payments up to an aggregate of $326.5 million in cash upon the achievement of certain development, regulatory and commercial milestone events, as well as royalty payments based upon a low single-digit percentage of net sales of certain products, both subject to the terms and conditions of the agreement. The Company recognized $76.5 million as IPR&D expense for the year ending December 31, 2023, after adjusting for working capital assumed in connection with the asset acquisition.
Vertuis Bio, Inc.—In January 2023, the Company acquired Vertuis, a privately held, pre-clinical stage company. At the closing of the transaction, the Company issued an aggregate of 500,000 shares of the Company’s common stock to Vertuis’ former stockholders and an individual who are entitled to receive a portion of the acquisition consideration (collectively, the Vertuis equityholders). The closing share price on the date of the transaction was $18.50. In July 2024, the Company issued the Vertuis equityholders an additional $1.0 million of shares of the Company's common stock, or 14,773 shares of common stock, based on the share price on June 28, 2024. The Company is obligated to pay the Vertuis equityholders up to an aggregate of $23.0 million in cash upon the achievement of certain development and regulatory milestone events, and up to an aggregate of

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. License and Other Agreements (Continued)
$63.8 million in cash upon the achievement of certain net sales-based milestone events, in each case, subject to certain reductions. The Company recognized $10.3 million as IPR&D expense for the year ending December 31, 2023.
PPD Development, L.P.—In April 2020, the Company entered into a master services agreement with PPD pursuant to which it retained PPD to perform clinical development services in connection with certain of its clinical research programs. The master services agreement has an initial term of five years. Either party may terminate (i) any project addendum under the master services agreement for any reason and without cause upon 30 days’ written notice, (ii) any project addendum in the event of the other party’s breach of the master services agreement or such project addendum upon 30 days’ written notice, provided that such breach is not cured within such 30-day period, (iii) the master services agreement or any project addendum immediately upon the occurrence of an insolvency event with respect to the other party or (iv) any project addendum upon 30 days’ written notice if (a) the continuation of the services under such project addendum would post material ethical or safety risks to study participants, (b) any approval from a regulatory authority necessary to perform the applicable study is revoked, suspended or expires without renewal or (c) in the reasonable opinion of such party, continuation of the services provided under such project addendum would be in violation of applicable law. The Company entered into project addenda with PPD to perform clinical development services over several years for, but not limited to, its PALM-ILD and PAH studies and other trials involving brensocatib and TPIP.
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
AstraZeneca AB—In October 2016, the Company entered into a license agreement (AZ License Agreement) with AstraZeneca, a Swedish corporation. Pursuant to the terms of the AZ License Agreement, AstraZeneca granted the Company exclusive global rights for the purpose of developing and commercializing AZD7986 (renamed brensocatib). In consideration of the licenses and other rights granted by AstraZeneca, the Company made an upfront payment of $30.0 million. In December 2020, the Company incurred a $12.5 million milestone payment obligation upon the first dosing in a Phase 3 clinical trial of brensocatib. In May 2024, upon the Company's release of an official public statement that the Company intended to file an NDA, the Company incurred an additional $12.5 million milestone payment obligation. Upon regulatory approval by the FDA of an NDA, the Company paid AstraZeneca an additional $30.0 million. In November 2025, a $15.0 million milestone commitment became payable to AstraZeneca upon EC approval of BRINSUPRI. Subsequent to this milestone, the Company is also obligated to make an additional $15.0 million contingent payment upon the achievement of a regulatory filing milestone. If the Company elects to develop brensocatib for a second indication, the Company will be obligated to make an additional series of contingent milestone payments to AstraZeneca totaling up to $42.5 million, the first of which occurs at the initiation of a Phase 3 trial in the additional indication. The Company is not obligated to make milestone payments for additional indications. In addition, the Company will pay AstraZeneca tiered royalties ranging from high single-digit to mid-teens on net sales of any approved product based on brensocatib and one additional payment of $35.0 million upon the first achievement of $1.0 billion in annual net sales. The AZ License Agreement provided AstraZeneca with the option to negotiate a future agreement with the Company for commercialization of brensocatib in chronic obstructive pulmonary disease or asthma. In June 2024, the negotiation period following such exercise of the final option expired. No agreement was reached between the Company and AstraZeneca to permit AstraZeneca to further develop and, if approved, commercialize brensocatib in the indications of COPD or asthma. As a result, the Company retains full worldwide development and commercialization rights for brensocatib in all indications other than COPD or asthma and AstraZeneca has no further development or commercialization rights for brensocatib in COPD, asthma or any other indication.
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
16. Commitments and Contingencies
Commitments
In September 2018, the Company entered into a lease for its new corporate headquarters in Bridgewater, New Jersey. The initial lease term commenced in October 2019 and expires in September 2030. In July 2016, the Company signed an operating lease for laboratory space, also located in Bridgewater, for which the initial lease term was extended through December 2026. In July 2023, the Company signed an amendment to expand the laboratory space in Bridgewater until 2027. In January 2022, the Company entered into a lease for research activities in San Diego, California. The lease term commenced in February 2022 and expires in June 2032. In February 2023, the Company signed an agreement to lease warehouse space in San Diego through March 2029. Future minimum rental payments under the Bridgewater leases and San Diego leases are $14.6 million and $18.0 million, respectively.
Rent expense charged to operations was $13.6 million, $11.9 million and $9.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Rent expense is recorded on a straight-line basis over the term of the applicable leases.
In addition to rent, the Company has several firm purchase commitments, primarily related to the manufacturing of ARIKAYCE and annual minimum royalties on global net sales of ARIKAYCE. Future firm purchase commitments under these agreements, the last of which ends in 2034, total $63.0 million. These amounts do not represent the Company's entire anticipated purchases in the future, but instead represent only purchases that are the subject of contractually obligated minimum

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Commitments and Contingencies (continued)
purchases. The minimum commitments disclosed are determined based on non-cancelable minimum spend amounts or termination amounts. Additionally, the Company purchases products and services as needed with no firm commitment.
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
17. Retirement Plan
The Company has a 401(k) defined contribution plan for the benefit of most US employees and permits voluntary contributions by employees subject to IRS-imposed limitations. During the year ended December 31, 2025, the Company matched 100% of eligible employee contributions on the first 5% of employee compensation (up to the IRS maximum). During the years ended December 31, 2024 and 2023, the Company matched 100% of eligible employee contributions on the first 4% of employee compensation (up to the IRS maximum). Employer contributions for the year ended December 31, 2025, 2024 and 2023 were $12.8 million, $7.4 million and $5.5 million, respectively.
18. Acquisitions
Asset Acquisitions
INS1148
In December 2025, the Company acquired the global rights to OpSCF (renamed INS1148) from Opsidio. At the closing of the transaction, the Company owed an upfront payment of $40.0 million, subject to a holdback. The Opsidio shareholders may also become entitled to receive contingent payments up to an aggregate of $382 million in cash upon the achievement of certain development, regulatory and sales milestones, as well as earnout payments based upon a low to mid single-digit percentage of net sales of certain products, both subject to the terms and conditions of the agreement.
The Company evaluated the acquisition under ASC 805 and ASU 2017-01 and concluded that substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets and accounted for the transaction as an asset acquisition. The Company determined that the asset acquired did not have any future alternative use and, in accordance with ASC 730, Research and Development, expensed the assets within research and development in the consolidated statement of comprehensive loss as of the date of the acquisition. The Company recognized $40.0 million as IPR&D expense for the year ending December 31, 2025.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. Segment Reporting (Continued)
Segment loss, including significant segment expenses, for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Product revenues, net	$606,423	$363,707	$305,208
Less:
Cost of product revenues (excluding amortization of intangible assets)	122,938	85,742	65,573
ARIKAYCE external R&D expenses	41,441	60,269	62,418
Brensocatib external R&D expenses	96,516	98,569	108,556
TPIP external R&D expenses	94,201	65,935	50,185
INS1148 asset acquisition	40,000	—	—
Other external R&D expenses	129,866	90,604	132,652
R&D compensation and benefit-related expenses	249,203	194,907	140,861
SG&A compensation and benefit-related expenses	248,498	168,498	117,926
Other segment items(a)	563,927	374,947	295,211
Depreciation	10,449	5,961	5,527
Amortization of intangible assets	6,001	5,052	5,052
Change in fair value of deferred and contingent consideration liabilities	251,993	91,682	28,697
Investment income	(60,656)	(53,307)	(42,132)
Interest expense	83,795	84,913	81,694
Provision for income taxes	5,026	3,707	2,555
Segment net loss	$(1,276,775)	$(913,772)	$(749,567)

(a) Other segment items include stock-based compensation, professional fees, and facility-related expenses.