Form 10-Q
period 2026-03-31
INSMED Inc
filed 2026-05-07
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, there were 216,752,451 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

Unless the context otherwise indicates, references in this Form 10-Q to “Insmed Incorporated” refer to Insmed Incorporated, a Virginia corporation, and the “Company,” “Insmed,” “we,” “us” and “our” refer to Insmed Incorporated together with its consolidated subsidiaries. INSMED, PULMOVANCE, ARIKAYCE, and BRINSUPRI are trademarks of Insmed Incorporated. This Form 10-Q also contains trademarks of third parties. Each trademark of another company appearing in this Form 10-Q is the property of its owner.

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$582,188	$510,445
Marketable securities	641,326	919,602
Accounts receivable	178,555	140,857
Inventory	132,909	132,068
Prepaid expenses and other current assets	78,195	91,236
Total current assets	1,613,173	1,794,208
Fixed assets, net	102,846	102,942
Finance lease right-of-use assets	14,883	15,561
Operating lease right-of-use assets	14,004	20,708
Intangibles, net	95,570	97,651
Goodwill	136,110	136,110
Other assets	99,277	97,378
Total assets	$2,075,863	$2,264,558
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$352,555	$456,060
Finance lease liabilities	3,446	3,345
Operating lease liabilities	5,007	9,469
Total current liabilities	361,008	468,874
Debt, long-term	542,215	540,964
Royalty financing agreement	162,137	162,865
Contingent consideration	270,310	314,340
Finance lease liabilities, long-term	19,820	20,719
Operating lease liabilities, long-term	9,837	12,174
Other long-term liabilities	5,684	5,646
Total liabilities	1,371,011	1,525,582
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 216,521,841 and 214,255,853 issued and outstanding shares at March 31, 2026 and December 31, 2025, respectively	2,165	2,143
Additional paid-in capital	6,502,938	6,372,064
Accumulated deficit	(5,800,255)	(5,636,692)
Accumulated other comprehensive gain	4	1,461
Total shareholders’ equity	704,852	738,976
Total liabilities and shareholders’ equity	$2,075,863	$2,264,558
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025

Product revenues, net	$305,964	$92,823

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	47,420	21,278
Research and development	209,485	152,577
Selling, general and administrative	247,259	147,545
Amortization of intangible assets	2,081	1,263
Change in fair value of contingent consideration	(46,961)	18,300
Total operating expenses	459,284	340,963

Operating loss	(153,320)	(248,140)

Investment income	12,040	13,906
Interest expense	(20,082)	(21,569)
Other (expense) income, net	(736)	132
Loss before income taxes	(162,098)	(255,671)

Provision for income taxes	1,465	912

Net loss	$(163,563)	$(256,583)

Basic and diluted net loss per share	$(0.76)	$(1.42)

Weighted average basic and diluted common shares outstanding	215,468	180,860

Net loss	$(163,563)	$(256,583)
Other comprehensive income (loss):
Foreign currency translation (losses) gains	(668)	1,828
Unrealized loss on marketable securities	(789)	(441)
Total comprehensive loss	$(165,020)	$(255,196)

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2024	179,383	$1,794	$4,645,791	$(4,359,917)	$(2,289)	$285,379
Comprehensive loss:
Net loss				(256,583)		(256,583)
Other comprehensive income					1,387	1,387
Issuance of common stock for exercise of stock options, vesting of RSUs and PSUs, and ESPP	2,517	25	29,684			29,709
Issuance of common stock upon conversion of convertible notes			5			5
Stock-based compensation expense			39,262			39,262
Balance at March 31, 2025	181,900	$1,819	$4,714,742	$(4,616,500)	$(902)	$99,159

Balance at December 31, 2025	214,256	$2,143	$6,372,064	$(5,636,692)	$1,461	$738,976
Comprehensive loss:
Net loss				(163,563)		(163,563)
Other comprehensive loss					(1,457)	(1,457)
Issuance of common stock for exercise of stock options, vesting of RSUs, and ESPP	1,902	19	30,255			30,274
Contingent payments for Business Acquisition	364	3	54,865			54,868
Stock-based compensation expense			45,754			45,754
Balance at March 31, 2026	216,522	$2,165	$6,502,938	$(5,800,255)	$4	$704,852
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(163,563)	$(256,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,934	1,883
Amortization of intangible assets	2,081	1,263
Stock-based compensation expense	45,754	39,262
Amortization of debt issuance costs	1,382	1,822
Royalty financing non-cash interest expense	5,114	5,023
Accretion of discount on marketable securities, net	(6,513)	(8,332)
Finance lease amortization expense	678	678
Non-cash operating lease expense	567	686
Change in fair value of contingent consideration	(46,961)	18,300
Changes in operating assets and liabilities:
Accounts receivable	(38,190)	5,361
Inventory	(1,886)	(1,021)
Prepaid expenses and other current assets	12,594	(16,941)
Other assets	(2,357)	10,168
Accounts payable and accrued liabilities	(33,875)	(61,490)
Other liabilities	(497)	(2,167)
Net cash used in operating activities	(222,738)	(262,088)
Investing activities
Purchase of fixed assets	(3,480)	(10,070)
Payment of AZ milestone	(15,000)	—
Purchase of marketable securities	—	(630,518)
Maturities of marketable securities	284,000	721,000
Net cash provided by investing activities	265,520	80,412
Financing activities
Proceeds from exercise of stock options and ESPP	30,313	29,704
Payments of finance lease principal	(799)	(706)
Net cash provided by financing activities	29,514	28,998
Effect of exchange rates on cash and cash equivalents	(553)	895
Net increase (decrease) in cash and cash equivalents	71,743	(151,783)
Cash and cash equivalents at beginning of period	510,445	555,030
Cash and cash equivalents at end of period	$582,188	$403,247
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,122	$13,122
Cash paid for income taxes	$2,940	$2,176

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation
Insmed is a people-first global biopharmaceutical company striving to deliver first- and best-in-class therapies to transform the lives of patients facing serious diseases. The Company's commercial portfolio and clinical pipeline are organized around three therapeutic areas: Respiratory, Immunology & Inflammation, and Neuro & Other Rare. To complement the Company's internal research and development, the Company also actively evaluates in-licensing and acquisition opportunities for commercial products, product candidates, and technologies.
The Company's first two commercial products, ARIKAYCE® and BRINSUPRI®, are both part of the Respiratory therapeutic area. ARIKAYCE is approved in the United States (US) as ARIKAYCE (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590 mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of Mycobacterium avium complex (MAC) lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the European Commission (EC) approved ARIKAYCE Liposomal for the treatment of nontuberculous mycobacterial (NTM) lung infections caused by MAC in adults with limited treatment options who do not have cystic fibrosis (CF). In March 2021, Japan's Ministry of Health, Labour and Welfare (MHLW) approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which the Company refers to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal.
BRINSUPRI (brensocatib 25 mg and 10 mg tablets), an oral, once-daily treatment for non-cystic fibrosis bronchiectasis (referred to as bronchiectasis or NCFB) in patients 12 years of age and older, was approved in the US in August 2025. In November 2025, the EC approved BRINSUPRI (brensocatib 25 mg tablets) for the treatment of NCFB in patients 12 years of age and older with two or more exacerbations in the prior 12 months. In February 2026, the United Kingdom's (UK) Medicines and Healthcare products Regulatory Agency (MHRA) approved BRINSUPRI (brensocatib 25 mg tablets) for the treatment of NCFB in patients 12 years of age and older with two or more flare-ups or worsening of symptoms in the past 12 months. Bronchiectasis is a serious, chronic lung disease in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage.
The Company's Respiratory therapeutic area also includes clinical-stage programs for treprostinil palmitil inhalation powder (TPIP) and INS1148. TPIP is an inhaled dry powder formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary hypertension associated with interstitial lung disease (PH-ILD), pulmonary arterial hypertension (PAH), progressive pulmonary fibrosis (PPF), and idiopathic pulmonary fibrosis (IPF). INS1148 is a monoclonal antibody targeting a specific isoform of Stem Cell Factor, called Stem Cell Factor 248 (SCF248), which we plan to initially develop for PPF and IPF. The Company is also exploring additional opportunities utilizing its various technologies within the Respiratory therapeutic area.
The Company's Immunology & Inflammation therapeutic area is exploring opportunities utilizing its various technologies.
The Company's Neuro & Other Rare therapeutic area includes the clinical-stage programs INS1201, an intrathecally delivered gene therapy for patients with Duchenne muscular dystrophy (DMD), and INS1202, an intrathecally delivered gene therapy for patients with amyotrophic lateral sclerosis (ALS). The Company is also exploring additional opportunities utilizing its various technologies within the Neuro & Other Rare therapeutic area.
The Company's pre-clinical research programs encompass a wide range of technologies and modalities, including gene therapy, artificial intelligence (AI)-driven protein engineering, RNA end-joining, and synthetic rescue.
The Company was incorporated in the Commonwealth of Virginia on November 29, 1999 and its principal executive offices are located in Bridgewater, New Jersey. The Company has legal entities in the US, France, Germany, Ireland, Italy, the Netherlands, Switzerland, the UK, and Japan.
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the US (GAAP) for complete consolidated financial statements are not included herein. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 1. The Company and Basis of Presentation (Continued)
notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Any references in these notes to applicable accounting guidance are meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB).
     The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. The unaudited interim consolidated financial information presented herein reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period line items within the consolidated statements of shareholders' equity have been combined to conform to the current period presentation.
     The Company had $582.2 million of cash and cash equivalents and $641.3 million of marketable securities as of March 31, 2026 and reported a net loss of $163.6 million for the three months ended March 31, 2026. The Company has funded its operations through public offerings of equity securities, debt financings, revenue interest financings, and revenues generated from ARIKAYCE and BRINSUPRI. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, TPIP, INS1148, INS1201, INS1202, and its other pipeline programs, and commercialization and regulatory activities for BRINSUPRI and ARIKAYCE.
The Company expects its future cash requirements to be substantial. While the Company currently has sufficient funds to meet its financial needs for at least the next 12 months, the Company may raise additional capital in the future to fund its operations, its ongoing commercialization and clinical trial activities, and its future product candidates, and to develop, acquire, in-license, or co-promote other products or product candidates, including those that address serious diseases with significant unmet need. The source, timing, and availability of any future financing or other transaction will depend principally upon continued progress in the Company’s commercial, regulatory, and development activities. Any future financing will also be contingent upon market conditions. If the Company is unable to obtain sufficient additional funds when required, the Company may be forced to delay, restrict, or eliminate all or a portion of its development programs or commercialization efforts.
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
2. Summary of Significant Accounting Policies
The Company’s complete listing of significant accounting policies is set forth in Note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Selected significant accounting policies are discussed in detail below.
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
Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. The Company places its cash equivalents and marketable securities with high credit-quality financial institutions and may invest its investments in US treasury securities, mutual funds, and government agency bonds. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity.
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
The following table presents the customers representing 10% or more of the Company's gross product revenues for the three months ended March 31, 2026 and their respective percentages for the three months ended March 31, 2025.

	Three Months Ended March 31,
	2026	2025
Customer A	38%	29%
Customer B	22%	31%
Customer C	16%	9%
Customer D	14%	4%
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
Net Loss Per Share—Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and other dilutive securities outstanding during the period. Potentially dilutive securities from stock options, restricted stock units (RSUs), performance stock units (PSUs) and formerly outstanding convertible debt securities would be anti-dilutive as the Company incurred a net loss. Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options and from the assumed conversion of the Company's previously outstanding convertible notes are determined based on the treasury stock method.
The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(163,563)	$(256,583)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	215,468	180,860
Effect of dilutive securities:
Common stock options	—	—
RSUs	—	—
PSUs	—	—
Convertible debt securities	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	215,468	180,860
Net loss per share:
Basic and diluted	$(0.76)	$(1.42)

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 2. Summary of Significant Accounting Policies (Continued)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of March 31, 2026 and 2025, as their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2026	2025
Common stock options	16,530	21,227
RSUs	4,067	3,647
PSUs	184	9
Convertible debt securities	—	17,690
Recently Adopted Accounting Pronouncements—In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide an optional practical expedient for estimated expected credit losses on current accounts receivable and current contract assets arising from ASC 606 revenue transactions, allowing entities to assume that economic conditions at the balance sheet date will remain unchanged over the remaining life of the receivable. The amendments are effective for annual periods beginning after December 15, 2025. The Company adopted the standard effective January 1, 2026 using the prospective transition method. The adoption of ASU 2025-05 did not have a material impact on the Company's consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)—Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments clarify the scope of derivative accounting and the application of the revenue recognition guidance to share-based noncash consideration received from customers. The Company adopted the standard effective January 1, 2026, using the prospective transition method. The adoption of ASU 2025-07 did not have a material impact on the Company’s consolidated financial statements.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of March 31, 2026
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$582.2	$582.2	$—	$—
Marketable securities	$641.3	$641.3	$—	$—
Liabilities
Contingent consideration	$270.3	$—	$—	$270.3

	As of December 31, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$510.4	$510.4	$—	$—
Marketable securities	$919.6	$919.6	$—	$—
Liabilities
Contingent consideration	$372.1	$—	$—	$372.1
During the three months ended March 31, 2026, there were no purchases of marketable securities and $284.0 million of marketable securities, consisting of US Treasury Bills, matured.
As of March 31, 2026, the Company held $641.3 million of available-for-sale securities. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets.
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2, or Level 3 during the three months ended March 31, 2026. During the three months ended March 31, 2026, no new Level 1 assets were added.
The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) failure of the issuer to make scheduled interest or principal payments; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the three months ended March 31, 2026.
Contingent Consideration
The contingent consideration liabilities arose from the acquisition of Motus Biosciences, Inc. and AlgaeneX, Inc. in August 2021 (together, the Business Acquisition). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher (PRV) milestone, and net sales milestones. As of March 31, 2026, the Company was obligated to issue to Motus equityholders up to 4,610,838 shares of the Company's common stock in the aggregate and AlgaeneX equityholders up to 368,867 shares of the Company's common stock in the aggregate upon the achievement of certain development and regulatory milestone events. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. The weighted average probability of success of the remaining development and regulatory milestones was 31% as of March 31, 2026. The development and regulatory milestones, if achieved, will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation. During the third quarter of 2025 and first quarter of 2026, development milestones in connection with the Motus acquisition were achieved, resulting in the issuance of 364,566 shares of the Company's common stock in October 2025 and 364,397 shares of the Company's common stock in March 2026, respectively.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
If the Company were to receive a PRV, the Company would be obligated to pay to the Motus equityholders a portion of the value of the PRV, subject to certain reductions. The potential payout will be either 50% of the after tax net proceeds received by the Company from a sale of the PRV or 50% of the average of the sales prices for the last three publicly disclosed PRV sales, less certain adjustments. The fair value of the PRV milestone is estimated utilizing a probability-adjusted discounted cash flow approach. This obligation will be settled in cash. On December 20, 2024, the FDA's PRV program expired. As of December 31, 2025, the Company determined that the likelihood of receiving a PRV was remote and the related milestone had no fair value. On February 3, 2026, the PRV program was reauthorized. As of March 31, 2026, the Company determined that the value of the PRV milestone was $15.2 million.
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of March 31, 2026, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.
The contingent consideration liabilities have been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the inputs to the valuation approach, the estimated fair value could be significantly different than the fair value the Company determined. Contingent consideration liabilities expected to be settled within twelve months are classified as a current liability within accounts payable and accrued liabilities. Contingent consideration liabilities expected to be settled in more than twelve months are classified as a non-current liability. As of March 31, 2026, there was no current contingent consideration outstanding, and the fair value of the non-current contingent consideration was $270.3 million.
A valuation of the contingent consideration liabilities is performed quarterly with gains and losses included within change in fair value of contingent consideration in the consolidated statements of comprehensive loss. The following significant unobservable inputs were used in the valuation of the contingent consideration liabilities as of March 31, 2026 and December 31, 2025:

	Fair Value as of March 31, 2026 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$250.0	Probability-adjusted	Probabilities of success	0% - 80%
PRV milestone	$15.2	Probability-adjusted discounted cash flow	Probability of success	23.0%
			Discount rate	21.9%

	Fair Value as of December 31, 2025 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$366.9	Probability-adjusted	Probabilities of success	14% - 90%

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
A rollforward of the Company's valuations for the contingent consideration liabilities for the three months ended March 31, 2026 and 2025 follows (in thousands):

Contingent Consideration (Level 3 Liabilities)
Balance as of December 31, 2024	$168,900
Additions	—
Change in fair value	18,300
Payments	—
Balance as of March 31, 2025	$187,200
Balance as of December 31, 2025	$372,139
Additions	—
Change in fair value	(46,961)
Payments	(54,868)
Balance as of March 31, 2026	$270,310
The change in fair value of contingent consideration liabilities is due to changes in factors such as the probability of achieving milestones, the Company's stock price, or certain other estimated assumptions. Payments were made in shares of the Company's common stock.
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
Secured Senior Term Loan
The carrying value of the Company's secured senior term loans are measured at amortized cost using the effective interest method and the carrying value approximates fair value. See Note 10 - Debt for further details.
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
Product revenues, net consist of global net sales of ARIKAYCE and net sales of BRINSUPRI. The Company's customers in the US include specialty pharmacies and a specialty distributor. Product revenues are recognized once the Company performs and satisfies all five steps of the revenue recognition criteria described above.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Product Revenues, Net (Continued)
The following tables present a geographic summary of the Company's product revenues, net, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
ARIKAYCE
US	$62,884	$64,275
International	35,226	28,548
Total	$98,110	$92,823
BRINSUPRI
US	$207,182	$—
International	672	—
Total	$207,854	$—
Total
US	$270,066	$64,275
International	35,898	28,548
Total product revenues, net	$305,964	$92,823
The Company also recognizes revenue related to various managed access programs. The Company began recognizing international BRINSUPRI revenue related to early access programs (EAPs) in Europe, consisting of sales to the French National Agency for Medicines and Health Products Safety, which has granted BRINSUPRI a Compassionate Access Authorisation (Autorisation d'accès compassionnel or AAC) and sales through the named patient program (NPP) in other countries.
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
5. Inventory
The Company's inventory balance consists of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Raw materials	$27,095	$30,623
Work-in-process	35,485	41,346
Finished goods	70,329	60,099
	$132,909	$132,068
Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company has not recorded any significant inventory write-downs. The Company currently uses a limited number of third-party contract manufacturing organizations (CMOs) to produce its inventory.
6. Intangibles, Net and Goodwill
Intangibles, Net
Finite-lived Intangible Assets
As of March 31, 2026, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D, the milestones paid to PARI Pharma GmbH (PARI) for the license to use the Lamira® Nebulizer System (Lamira) for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively, the milestone paid to AstraZeneca AB (AstraZeneca) as a result of the FDA approval of BRINSUPRI in August 2025, and the milestone paid to AstraZeneca as a result of the EC approval of BRINSUPRI in November 2025. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestone-related intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years, and began amortizing its AstraZeneca milestone-related intangible assets in August and November 2025 over BRINSUPRI's regulatory exclusivity period of approximately 14 years. Amortization expense is estimated to be $8.3 million per year for the years 2026 through 2029 and $7.1 million for 2030.
Indefinite-lived Intangible Assets
As of March 31, 2026, the Company's indefinite-lived intangible assets consisted of acquired IPR&D from the Business Acquisition. Indefinite-lived intangible assets are not amortized.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Intangibles, Net and Goodwill (Continued)
A rollforward of the Company's intangible assets for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

Intangible Asset	December 31, 2025	Additions	Amortization	March 31, 2026
Acquired ARIKAYCE R&D	$23,038	$—	$(1,212)	$21,826
PARI milestones	962	—	(51)	911
AstraZeneca milestone	44,051	—	(818)	43,233
Acquired IPR&D	29,600	—	—	29,600
	$97,651	$—	$(2,081)	$95,570

Intangible Asset	December 31, 2024	Additions	Amortization	March 31, 2025
Acquired ARIKAYCE R&D	$27,888	$—	$(1,212)	$26,676
PARI milestones	1,164	—	(51)	1,113
Acquired IPR&D	29,600	—	—	29,600
	$58,652	$—	$(1,263)	$57,389
Goodwill
The Company's goodwill balance of $136.1 million as of March 31, 2026 and December 31, 2025, resulted from the August 2021 Business Acquisition.
7. Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)	As of
Asset Description		March 31, 2026	December 31, 2025
Building	39	$10,437	$10,437
Land	NA	1,963	1,963
Lab equipment	7	40,338	39,127
Furniture and fixtures	7	6,428	6,428
Computer hardware and software	3-5	8,693	8,425
Office equipment	7	171	171
Manufacturing equipment	7	1,336	1,336
Leasehold improvements	2-10	53,115	53,400
Construction in progress	—	43,958	42,410
		166,439	163,697
Less: accumulated depreciation		(63,593)	(60,755)
		$102,846	$102,942

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Accounts payable and other accrued operating expenses	$73,380	$79,907
Accrued clinical trial expenses	32,069	34,329
Accrued professional fees	30,884	23,658
Accrued technical operation expenses	18,312	22,533
Accrued compensation and employee related costs	45,979	111,514
Accrued royalty and milestones payable	23,289	17,101
Revenue Interest Payments payable	5,973	6,449
Accrued sales allowances and related costs	104,227	70,869
Accrued French rebate payable	7,897	6,960
Contingent consideration	—	57,799
Accrued milestone payment to AstraZeneca	—	15,000
Other accrued liabilities	10,545	9,941
	$352,555	$456,060
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
The Company records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $7.6 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.
During the three months ended March 31, 2026 and 2025, the Company did not acquire any new right-of-use assets in exchange for lease obligations.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Leases (Continued)
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. As of March 31, 2026 and December 31, 2025, costs of $72.5 million and $69.5 million, respectively, incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.
10. Debt
Amended and Restated Loan Agreement
In October 2022, the Company entered into the $350.0 million loan agreement (the Loan Agreement) with Pharmakon Advisors LP (Pharmakon) that would have matured on October 19, 2027 (the Tranche A Term Loan). The Tranche A Term Loan originally bore interest at a rate based upon the Secured Overnight Financing Rate (SOFR), subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. Up to 50% of the interest payable during the first 24 months from the closing of the Tranche A Term Loan could have been paid-in-kind at the Company's election. If elected, paid-in-kind interest would have been capitalized and added to the principal amount of the Tranche A Term Loan. The Tranche A Term Loan, including the paid-in-kind interest, would have been repaid in eight equal quarterly payments starting in the 13th quarter following the closing of the Tranche A Term Loan (i.e., the quarter ending March 31, 2026), except that the repayment start date could have been extended at the Company's option for an additional four quarters, so that repayments start in the 17th quarter following the closing of the Tranche A Term Loan, subject to the achievement of specified ARIKAYCE data thresholds and certain other conditions. Net proceeds from the Tranche A Term Loan, after deducting the lenders fees and deal expenses of $15.1 million, were $334.9 million.
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
The following table presents the carrying value of the Company’s Term Loans balance as of March 31, 2026 and December 31, 2025 (in thousands):

	As of
	March 31, 2026	December 31, 2025
Principal	$500,000	$500,000
Paid-in-kind interest capitalized	46,770	46,770
Debt discount, net	(4,555)	(5,806)
Term Loans	$542,215	$540,964

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
As of March 31, 2026, future principal repayments of debt for each of the fiscal years through maturity were as follows (in thousands):

Year Ending December 31:
2026	$—
2027	—
2028	341,731
2029	205,039
2030	—
2031 and thereafter	—
$546,770
Interest Expense
Interest expense for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Convertible debt contractual interest expense	$—	$1,078
Term Loans contractual interest expense	13,122	13,122
Royalty Financing Agreement interest expense	5,114	5,023
Amortization of debt issuance costs	1,382	1,822
Total debt interest expense	19,618	21,045
Finance lease interest expense	464	524
Total interest expense	$20,082	$21,569
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Royalty Financing Agreement (Continued)
The following table presents the activity of the Company's Royalty Financing Agreement balance for the three-month period ended March 31, 2026 and year ended December 31, 2025 (in thousands):

	Three Months Ended March 31, 2026	Twelve Months Ended December 31, 2025
Royalty Financing Agreement liability - beginning balance	$164,945	$163,671
Revenue Interest Payments paid and payable	(5,973)	(19,401)
Interest expense recognized	5,114	20,675
Royalty Financing Agreement liability - ending balance	$164,086	$164,945
Royalty issuance costs, unamortized - beginning balance	$(2,080)	$(2,604)
Amortization of issuance costs	131	524
Royalty issuance costs, unamortized - ending balance	$(1,949)	$(2,080)
Royalty Financing Agreement	$162,137	$162,865

The Revenue Interest Payments payable in connection with the Royalty Financing Agreement were $6.0 million and $6.4 million as of March 31, 2026 and December 31, 2025, respectively, which were recorded within accounts payable and accrued expenses on the consolidated balance sheet. Non-cash interest expense is recorded within interest expense in the consolidated statements of comprehensive loss.
12. Shareholders' Equity
Common Stock—As of March 31, 2026, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 216,521,841 shares of common stock issued and outstanding. In addition, as of March 31, 2026, the Company had reserved 16,530,357 shares of common stock for issuance upon the exercise of outstanding stock options, and 4,067,262 shares of common stock for issuance upon the vesting of RSUs and 267,435 shares for issuance upon the vesting of PSUs. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions.
Of the 9,406,112 shares reserved, subject to certain closing-related reductions, the Company issued 2,889,367 shares of the Company's common stock in connection with the Business Acquisition in the third quarter of 2021, after certain closing-related deductions. 171,427, 177,203, and 182,182 shares of the Company’s common stock reserved in connection with the Motus acquisition were issued as acquisition consideration on the first, second and third anniversaries of the closing date of the acquisition, respectively, in each case subject to certain reductions. During the third quarter of 2025 and first quarter of 2026, development milestones in connection with the Motus acquisition were achieved, resulting in the issuance of 364,566 shares of the Company's common stock in October 2025 and 364,397 shares of the Company's common stock in March 2026, respectively. Additional shares of the Company's common stock will also be issued upon the achievement of certain development and regulatory milestone events, subject to certain reductions. As of March 31, 2026, 4,979,705 shares of the Company's common stock remain reserved for the Business Acquisition.
Preferred Stock—As of March 31, 2026, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.
13. Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated Amended and Restated 2019 Incentive Plan (the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders on May 13, 2023. The 2019 Incentive Plan replaced the Insmed Incorporated 2019 Incentive Plan, as amended, and provided for awards of up to an aggregate of 24,250,000 shares (including the shares previously available for grant under the Insmed Incorporated 2019 Incentive Plan). At the Company's 2024 Annual Meeting of Shareholders, the Company's shareholders approved Amendment No. 1 to the 2019 Incentive Plan, which provides for the issuance of an additional 3,000,000 shares under the 2019 Incentive Plan. At the Company's 2025 Annual Meeting of Shareholders, the Company's shareholders approved Amendment No. 2 to the 2019 Incentive Plan, which provides for the issuance of an additional 10,000,000 shares under the 2019 Incentive Plan. As of March 31, 2026, 10,126,431 shares remain available for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on April 3, 2029, unless it is extended or terminated earlier pursuant to its terms.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Stock-Based Compensation (Continued)
In addition, from time to time, the Company makes inducement grants of stock options and RSUs to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. The Company granted inducement stock options and RSUs covering 73,657 shares of the Company's common stock to new employees during the three months ended March 31, 2026. In February 2025, the Company adopted the Insmed Incorporated 2025 Inducement Plan, under which the Company is authorized to grant a variety of inducement awards, including stock options and RSUs, up to an aggregate of 1,000,000 shares, as an inducement to become an employee of the Company or any of its subsidiaries. As of March 31, 2026, 626,576 shares remain available for future issuance under the Insmed Incorporated 2025 Inducement Plan.
On May 15, 2018, the 2018 Employee Stock Purchase Plan (ESPP) was approved by shareholders at the Company's 2018 Annual Meeting of Shareholders. The ESPP allows eligible employees to acquire an ownership interest in the Company by purchasing common stock, at a discount, through payroll deductions. The Company has reserved the following for issuance under the ESPP: (i) 1,000,000 shares of common stock, plus (ii) commencing on January 1, 2019 and ending on December 31, 2023, an additional number of shares added on the first day of each calendar year equal to the lesser of (A) 1,200,000 shares of common stock, (B) 2% of the number of outstanding shares of common stock on such date and (C) an amount determined by the administrator.
Stock Options—As of March 31, 2026, there was $163.4 million of unrecognized compensation expense related to unvested stock options. As of March 31, 2026, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria.
Restricted Stock Units—As of March 31, 2026, there was $260.1 million of unrecognized compensation expense related to unvested RSU awards.
Performance Stock Units—As of March 31, 2026, there were 92,219 PSUs outstanding with an unrecognized compensation expense of $18.1 million, which assumes a 100% payout for these awards.
The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options, RSUs, PSUs and the ESPP during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$23,994	$17,380
Selling, general and administrative expenses	21,760	21,882
Total stock-based compensation expense	$45,754	$39,262
14. Income Taxes
The Company recorded a provision for income taxes of $1.5 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. The provisions recorded for the three months ended March 31, 2026 and 2025 are primarily a result of the Company's international subsidiaries that had taxable income during the periods and income tax on modified gross revenues imposed by certain US states. There was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.
The Company is subject to US federal, state and international income taxes and the statute of limitations for tax audit is open for the Company’s federal tax returns for the years ended 2022 and later, generally open for certain states for the years 2021 and later, and generally open for international jurisdictions for the years 2020 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of March 31, 2026 and December 31, 2025, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of March 31, 2026 and December 31, 2025 or the consolidated statements of comprehensive loss for the three months ended March 31, 2026 and 2025. The Company has not recorded any accrued interest or penalties related to uncertain tax positions.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. Commitments and Contingencies
Commitments
The Company has entered into various commitments including, but not limited to, asset acquisition and license agreements. See Note 16 - Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information.
Rent expense charged to operations was $3.5 million for each of the three months ended March 31, 2026 and 2025.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Segment Reporting (Continued)
Segment loss, including significant segment expenses, for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Product revenues, net	$305,964	$92,823
Less:
Cost of product revenues (excluding amortization of intangible assets)	47,420	21,278
ARIKAYCE external R&D expenses	8,622	12,121
Brensocatib external R&D expenses	18,484	20,661
TPIP external R&D expenses	37,341	9,153
Other external R&D expenses	32,678	28,083
R&D compensation and benefit-related expenses	72,140	53,558
SG&A compensation and benefit-related expenses	74,793	54,836
Other segment items(a)	210,488	119,695
Depreciation	2,934	1,883
Amortization of intangible assets	2,081	1,263
Change in fair value of contingent consideration	(46,961)	18,300
Investment income	(12,040)	(13,906)
Interest expense	20,082	21,569
Provision for income taxes	1,465	912
Segment net loss	$(163,563)	$(256,583)

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
                  Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
•failure to continue to successfully commercialize ARIKAYCE in the US, Europe or Japan (amikacin liposome inhalation suspension, Liposomal 590 mg Nebuliser Dispersion, and amikacin sulfate inhalation drug product, respectively) or failure to successfully commercialize BRINSUPRI in the US or Europe, or to maintain US, European or Japanese approval for ARIKAYCE or US or European approval for BRINSUPRI;
•our inability to obtain full approval of ARIKAYCE from the FDA, or our failure to obtain regulatory approval to expand ARIKAYCE’s indication to a broader patient population;
•failure to obtain, or delays in obtaining, regulatory approvals for our product candidates in the US, Europe or Japan, for ARIKAYCE outside of the US, Europe and Japan, including separate regulatory approval for Lamira in each market and for each usage, or for BRINSUPRI outside of the US and Europe;
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
•failure to successfully conduct future clinical trials for our marketed products or our product candidates and our potential inability to enroll or retain sufficient patients to conduct and complete the trials or generate data necessary for regulatory approval of our product candidates;
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
•risk that our current and potential future use of AI and machine learning may not be successful;
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
We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Any forward-looking statement is based on information current as of the date of this Quarterly Report on Form 10-Q and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results, plans, intentions or expectations anticipated in these forward-looking statements as a result of a variety of factors, many of which are beyond our control. More information on factors that could cause actual results to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including, but not limited to, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2025.
OVERVIEW
We are a people-first global biopharmaceutical company striving to deliver first- and best-in-class therapies to transform the lives of patients facing serious diseases. Our commercial portfolio and clinical pipeline are organized around three therapeutic areas: Respiratory, Immunology & Inflammation, and Neuro & Other Rare. To complement our internal research and development, we also actively evaluate in-licensing and acquisition opportunities for commercial products, product candidates, and technologies.
Our two commercial products, ARIKAYCE and BRINSUPRI, are both part of the Respiratory therapeutic area. ARIKAYCE is approved in the US as ARIKAYCE (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the EC approved ARIKAYCE Liposomal for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. In March 2021, Japan's MHLW approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which we refer to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe, or Japan.
BRINSUPRI (brensocatib 25 mg and 10 mg tablets), an oral, once-daily treatment for non-cystic fibrosis bronchiectasis (referred to as bronchiectasis or NCFB) in patients 12 years of age and older, was approved in the US in August 2025. In November 2025, the EC approved BRINSUPRI (brensocatib 25 mg tablets) for the treatment of NCFB in patients 12 years of age and older with two or more exacerbations in the prior 12 months. In February 2026, the MHRA granted a marketing authorisation for BRINSUPRI to treat patients 12 years and older with NCFB who have experienced two or more flare-ups or worsening of symptoms in the past 12 months. Bronchiectasis is a serious, chronic lung disease in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage. We are not aware of any other approved therapies in the US, Europe, or Japan for the treatment of patients with bronchiectasis.
Our Respiratory therapeutic area also includes the clinical-stage programs TPIP and INS1148. TPIP is an inhaled dry powder formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PH-ILD, PAH, PPF, and IPF. INS1148 is a monoclonal antibody targeting SCF248, which we plan to initially develop for PPF and IPF.
Our Immunology & Inflammation therapeutic area is exploring opportunities utilizing our various technologies.
The clinical-stage programs in our Neuro & Other Rare therapeutic area are INS1201, an intrathecally delivered gene therapy for patients with DMD, and INS1202, an intrathecally delivered gene therapy for patients with ALS.
Our pre-clinical research programs encompass a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, RNA end-joining, and synthetic rescue.
Prior to 2019, we had not generated significant revenue and, through March 31, 2026, we had an accumulated deficit of $5.8 billion. We have financed our operations primarily through the public offerings of our equity securities, debt financings and revenue interest financings. Although it is difficult to predict our future funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and marketable securities as of March 31, 2026 will enable us to fund our operations for at least the next 12 months.
Our ability to reduce our operating loss and begin to generate positive cash flow from operations depends on the continued success in commercializing our marketed products and obtaining full approval of ARIKAYCE in the US. Our continued success also depends on bringing additional clinical stage products, such as TPIP, INS1148, INS1201, and INS1202, to market, and advancing our pre-clinical research programs. We expect to continue to incur substantial expenses related to our research and development activities as we conduct trials of TPIP in PH-ILD, PAH, PPF, and IPF, and fund development of our clinical and pre-clinical programs. We also expect to continue to incur significant costs related to the commercialization of our marketed products. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products; the scope and progress of our research and development efforts; and the timing of certain expenses. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such products and whether or when we may become profitable.
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
•In February 2026, the MHRA granted marketing authorisation for BRINSUPRI (brensocatib 25 mg tablets) for the treatment of NCFB in patients 12 years of age and older with two or more flare-ups or worsening of symptoms in the past 12 months.
•We anticipate a regulatory decision for brensocatib for the treatment of NCFB in Japan in 2026.
•We continue to evaluate the potential effect of evolving US policies which will then impact the timing for future potential international commercial launches.
ARIKAYCE
•In March 2026, we reported positive topline results from the Phase 3b ENCORE study, which met its primary and all multiplicity-controlled secondary culture conversion endpoints.
•We anticipate submitting a US supplemental new drug application (sNDA) for ARIKAYCE in all patients with MAC lung disease in the second half of 2026. We also plan to review the data with the Pharmaceuticals and Medical Devices Agency (PMDA) to support potential label expansion in Japan in the second half of 2026.
TPIP
•We initiated PALM-ILD, a Phase 3 study of TPIP in patients with PH-ILD, in the fourth quarter of 2025 and are actively enrolling patients.
•In January 2026, the Office of Orphan Products Development of the FDA granted orphan drug designation to treprostinil palmitil for the treatment of patients with PAH. In April 2026, we initiated the Phase 3 PALM-PAH study of TPIP in patients with PAH.
•We expect to report data from the open-label extension (OLE) of our Phase 2b study of TPIP in PAH in the third quarter of 2026.
•We anticipate initiating a Phase 3 study of TPIP in patients with PPF in the second half of 2026 and a Phase 3 study in patients with IPF in the first half of 2027.
INS1148
•In December 2025, we acquired INS1148, a Phase 2-ready monoclonal antibody targeting SCF248.
•We plan to advance a Phase 2 development program for INS1148, initially targeting PPF and IPF, and we are exploring other diseases where inhibition of the inflammatory functions of SCF248 may be beneficial.
We are exploring additional opportunities utilizing our various technologies within the Respiratory therapeutic area.
Immunology & Inflammation
We are exploring opportunities utilizing our various technologies within the Immunology & Inflammation therapeutic area.
Neuro & Other Rare
INS1201
•We continue to enroll patients in the Phase 1 ASCEND clinical study of INS1201 for patients with DMD.
INS1202
•We continue to enroll patients in the Phase 1 ARMOR clinical study of INS1202 for patients with ALS.

We are exploring additional opportunities utilizing our various technologies within the Neuro & Other Rare therapeutic area.
Our Strategy
We strive to develop and commercialize first- and best-in-class therapies that serve patient communities where the need is greatest. Our commercial portfolio and clinical pipeline are organized around three therapeutic areas: Respiratory, Immunology & Inflammation, and Neuro & Other Rare. Our Respiratory therapeutic area includes our commercial products ARIKAYCE and BRINSUPRI and the clinical-stage product candidates TPIP and INS1148. Our first product, ARIKAYCE, is approved in the US as ARIKAYCE (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590mg (amikacin sulfate inhalation drug product). Our second commercial product, BRINSUPRI, was approved in the US, EU, and UK in August 2025, November 2025, and February 2026, respectively, for the treatment of NCFB. The regulatory submission for brensocatib in Japan has been accepted. TPIP is our product candidate that may offer a differentiated product profile for patients with PH-ILD, PAH, PPF, and IPF. INS1148 is a monoclonal antibody targeting SCF248, which we plan to initially develop for PPF and IPF. Our Immunology & Inflammation therapeutic area is exploring opportunities utilizing our various technologies. Our Neuro & Other Rare therapeutic area includes INS1201, our intrathecally delivered gene therapy product candidate for patients with DMD, and INS1202, our intrathecally delivered gene therapy product candidate for patients with ALS. We are also advancing pre-clinical research programs encompassing a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, RNA end-joining, and synthetic rescue.
Our key priorities are as follows:
•Ensure successful US commercial launch of BRINSUPRI;
•Continue to provide ARIKAYCE to appropriate patients and expand our label;
•Advance our pipeline and produce topline clinical data readouts in the near and long term; and
•Control spending, prudently deploying capital to support the best return-generating opportunities.
Respiratory
BRINSUPRI
BRINSUPRI (brensocatib 25 mg and 10 mg tablets), an oral, once-daily treatment for NCFB in adults and children 12 years and older, was approved in the US by the FDA in August 2025. In November 2025, BRINSUPRI (brensocatib 25 mg tablets), an oral, once-daily treatment for NCFB in adults and children 12 years and older with two or more exacerbations in the prior 12 months, was approved by the EC. In February 2026, the MHRA granted a marketing authorisation for BRINSUPRI to treat patients 12 years and older with NCFB who have experienced two or more flare-ups or worsening of symptoms in the past 12 months. A regulatory submission for brensocatib in Japan has been accepted.
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
As a condition of accelerated approval, we must conduct a post-marketing confirmatory clinical trial. In December 2020, we commenced the post-marketing confirmatory clinical trial program for ARIKAYCE in patients with MAC lung disease consisting of the ARISE trial, an interventional study designed to validate cross-sectional and longitudinal characteristics of a patient-reported outcome (PRO) tool in MAC lung disease, and the ENCORE trial, designed to establish the clinical benefits and evaluate the safety of ARIKAYCE in patients with newly diagnosed or recurrent MAC lung infection who have not started antibiotics using the PRO tool validated in the ARISE trial. In September 2023, we announced positive topline results from the ARISE trial. The study met its primary objective of demonstrating that the QOL-B respiratory domain works effectively as a PRO tool in patients with MAC lung disease. Based on feedback and in alignment with the FDA, we determined that the primary endpoint for the ENCORE study would include eight questions from the QOL-B respiratory domain PRO.
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
Consistent with our expectations, the FDA and the PMDA in Japan confirmed that they would not consider a label expansion for ARIKAYCE based on data from the ARISE study alone.
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
The ENCORE Study
The ENCORE study was a randomized, double-blind, placebo-controlled Phase 3b study to evaluate the efficacy and safety of an ARIKAYCE-based regimen in patients with newly diagnosed or recurrent MAC infection who had not started antibiotics. Patients were screened and enrolled at 177 sites globally, and a total of 425 patients were randomized 1:1 to receive ARIKAYCE plus background regimen or placebo plus background regimen once daily for 12 months. Patients then discontinued all study treatments and remained in the trial for three months for the assessment of durability of culture conversion. The primary endpoint was change from baseline to Month 13 in respiratory symptom score. The key secondary endpoint was the proportion of subjects achieving durable culture conversion at Month 15. Based on feedback and in alignment with the FDA, the primary endpoint for the ENCORE study included eight questions from the QOL-B respiratory domain PRO.
We announced positive topline results from the ENCORE study in March 2026. Topline efficacy results from the ENCORE study were as follows:

	ARIKAYCE 590 mg plus azithromycin 250 mg + ethambutol 15 mg/kg once-daily (N=213)	Placebo plus azithromycin 250 mg + ethambutol 15 mg/kg once-daily (N=212)	Treatment difference, p-value
Primary Endpoint
Change from Baseline in Respiratory Symptom Score at Month 13	17.77 points	14.66 points	3.11 points, p=0.0299*
Multiplicity-Controlled Secondary Endpoints
Culture Conversion by Month 6	87.8%	57.0%	30.8%, p<0.0001*
Culture Conversion by Month 12	84.7%	61.3%	23.3%, p<0.0001*
Culture Conversion by Month 13	82.4%	55.6%	26.8%, p<0.0001*
Durable Culture Conversion at Month 15	76.2%	47.6%	28.6%, p<0.0001*
Change from Baseline in PROMIS Fatigue T-score at Month 13	-5.07	-4.27	-0.81, p=0.2900
Other Secondary & Exploratory Endpoints
Meeting the Meaningful Within-Patient Change (MWPC) Threshold as Reflected in the Change in Respiratory Symptom Scores Computed from Baseline to Month 13	MWPC=16.67 53.4%	MWPC=16.67 45.4%	MWPC=16.67 8.0%, p=0.0570**
	MWPC=20.83 43.5%	MWPC=20.83 35.3%	MWPC=20.83 8.2%, p=0.0390**
Change from Baseline in Respiratory Symptom Score at Month 15	16.63 points	11.83 points	4.80 points, p=0.0015**
Time to Culture Conversion	Median: Month 2***	Median: Month 3***	Hazard ratio: 2.03, p<0.0001**

* Statistically significant
** Nominal p-value not adjusted for multiplicity control
*** The second month of two consecutive negative cultures after applying adjustment rules as specified in the statistical analysis plan
The most common TEAEs occurring in 10% or more of patients in a treatment arm and higher in the ARIKAYCE arm compared to the active comparator arm were in line with expectations. Overall TEAEs were as follows:

	ARIKAYCE 590 mg plus azithromycin 250 mg + ethambutol 15 mg/kg once-daily (N=213)	Placebo plus azithromycin 250 mg + ethambutol 15 mg/kg once-daily (N=212)
Any TEAE, n (%)	209 (98.1)	206 (97.2)
Severe TEAE, n (%)	32 (15.0)	22 (10.4)
Serious TEAE, n (%)	30 (14.1)	24 (11.3)
TEAE Leading to Death, n (%)	1 (0.5)	1 (0.5)
TEAE Leading to ARIKAYCE/Comparator Discontinuation, n (%)	31 (14.6)	18 (8.5)
TEAEs ≥10% and Higher in the ARIKAYCE Arm
Dysphonia, n (%)	125 (58.7)	18 (8.5)
Cough, n (%)	70 (32.9)	31 (14.6)
Fatigue, n (%)	37 (17.4)	24 (11.3)
Dyspnea, n (%)	35 (16.4)	12 (5.7)
Nausea, n (%)	33 (15.5)	27 (12.7)
Headache, n (%)	27 (12.7)	25 (11.8)
n = number of patients with at least one event
Among TEAEs of special interest, only bronchospasm (n=49, 23.0% vs n=25, 11.8%) and hypersensitivity pneumonitis (n=5, 2.3% vs n=0) occurred in notably more patients receiving ARIKAYCE than patients in the comparator arm. Comparable rates between treatment arms were observed for ototoxicity (n=55, 25.8% vs n=48, 22.6%), exacerbation of underlying pulmonary disease (n=23, 10.8% vs n=21, 9.9%), hemoptysis (n=22, 10.3% vs n=22, 10.4%), neuromuscular disorders (n=5, 2.3% vs n=6, 2.8%), and nephrotoxicity (n=1, 0.5% vs n=0). No death was considered related to ARIKAYCE or placebo. The treatment discontinuation rate was 18.3% in the ARIKAYCE arm and 11.8% in the comparator arm. Study completion rates were 90.6% in the ARIKAYCE arm and 93.4% in the comparator arm.
With these results, we have completed the study intended to fulfill the FDA post-marketing requirement. We plan to file an sNDA for ARIKAYCE in patients with MAC lung disease in the second half of 2026 to support potential label expansion and to obtain traditional approval for the existing refractory indication in the US. Additionally, we plan to submit the data to the PMDA in the second half of 2026 to support potential label expansion in Japan.
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
Further Research and Lifecycle Management
We are currently exploring and supporting research and lifecycle management programs for ARIKAYCE beyond treatment of refractory MAC lung disease as part of a combination antibacterial regimen for adult patients who have limited or no treatment options. As noted above, we have completed the post-marketing confirmatory MAC lung disease clinical trial program for ARIKAYCE, through the completed ARISE and ENCORE trials, which are intended to fulfill the FDA's post-

marketing requirement to allow for the full approval of ARIKAYCE in the US, as well as to support the use of ARIKAYCE as a treatment for patients with MAC lung disease.
Treprostinil Palmitil Inhalation Powder
TPIP is an investigational inhaled dry powder formulation of treprostinil palmitil that has the potential to address certain of the current limitations of existing prostanoid therapies. We believe that TPIP prolongs duration of effect and may provide patients with greater consistency in pulmonary arterial pressure reduction over time. Current inhaled prostanoid therapies must be dosed four to nine times per day. Reducing dose frequency has the potential to ease treatment burden for patients and improve compliance. Additionally, we believe that TPIP may be associated with fewer side effects, including severity and/or frequency of cough, headache, throat irritation, nausea, flushing, and dizziness that are associated with high initial drug levels and local upper airway exposure when using current inhaled prostanoid therapies. We believe TPIP may offer a differentiated product profile for PH-ILD, PAH, PPF and IPF. In January 2026, the FDA granted an orphan drug designation for treprostinil palmitil for the treatment of PAH, based on a plausible hypothesis that it may be clinically superior to treprostinil already approved for the treatment of the same indication.
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
In May 2024, we reported positive topline safety data and certain exploratory efficacy endpoints from the Phase 2a study of TPIP in patients with PH-ILD. A total of 39 patients were randomized 3:1 to receive either TPIP (n=29) or placebo (n=10) for 16 weeks. Patients started at a dose of 80 µg once-daily (TPIP or matching placebo) and were titrated up to their maximum tolerated dose, or to the maximum allowable dose of 640 µg, once daily over a three-week period, with the possibility of a final dose increase occurring at Week 5. Of the patients treated with TPIP, 79.3% of patients were able to reach the maximum 640 µg dose by Week 5, compared to 100.0% of patients in the placebo arm. TEAEs which led to treatment discontinuation were reported in 13.8% of patients in the active treatment arm and 30.0% of patients in the placebo arm. Adverse events related to study drug were reported in 55.2% of TPIP patients and 40.0% of placebo patients. Serious adverse events were reported in 20.7% of TPIP-treated patients and 40.0% of placebo-treated patients. Deaths were reported in 6.9% of patients taking TPIP and 20.0% of patients taking placebo. All deaths were attributed to disease progression or comorbid causes, none of which were deemed related to study drug.
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
We initiated PALM-ILD, a Phase 3 study of patients with PH-ILD, in the fourth quarter of 2025 and are actively enrolling patients.

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
In April 2026, we initiated a Phase 3 study of TPIP in patients with PAH.
All patients who completed the Phase 2b study were eligible to enroll in the long-term OLE, which will evaluate TPIP up to a maximum allowable dose of 1,280 µg once daily. Of the patients who completed the Phase 2b study (n=95), 95% enrolled in the OLE. We expect to report data from the OLE of our Phase 2b study of TPIP in PAH in the third quarter of 2026.
We anticipate initiating a Phase 3 study of TPIP in patients with PPF in the second half of 2026 and a Phase 3 study in patients with IPF in the first half of 2027.
INS1148
INS1148 is an investigational monoclonal antibody that we are developing as a potential first-in-class therapy to address respiratory and immunological and inflammatory diseases with high unmet need. Through its novel mechanism of action, INS1148 preferentially targets SCF248. Binding to SCF248 induces clearance of this SCF isoform and interrupts only the inflammatory cascade downstream of c-Kit signaling, while leaving the homeostatic and tissue healing c-Kit pathways intact. We plan to advance a Phase 2 development program for INS1148 initially in PPF and IPF.
Immunology & Inflammation
Brensocatib
In April 2026, we completed the Phase 2b CEDAR study of brensocatib in patients with hidradenitis suppurativa (HS). The study did not meet its primary or secondary efficacy endpoints and we have discontinued our development program for brensocatib in HS.
Neuro & Other Rare
INS1201
INS1201 is a micro-dystrophin adeno-associated virus gene therapy for patients with DMD. Administered intrathecally, this approach has the potential to target both skeletal and cardiac muscles at lower doses than intravenous DMD gene therapies. The FDA granted INS1201 orphan drug designation in August 2025 for the treatment of DMD. The FDA granted INS1201 Rare Pediatric Disease Designation in August 2024. We have initiated a Phase 1 study of INS1201, which we refer to as the ASCEND trial, and continue to enroll patients.
INS1202

INS1202 is an investigational adeno-associated virus (AAV9) short hairpin RNA (shRNA) construct targeting the human superoxide dismutase type 1 (SOD1) gene. We are developing INS1202 as a potential treatment for patients with ALS who carry the SOD1 genetic mutations and those who do not have any genetic mutations. INS1202 is administered intrathecally as a one-time fixed (non-weight-based) dose. We have initiated a Phase 1 study of INS1202, which we refer to as the ARMOR trial, and continue to enroll patients.
Corporate Development
We plan to continue to develop, acquire, in-license, or co-promote other commercial products, product candidates, and technologies, including those that address serious diseases that currently have significant unmet needs. We are focused broadly on serious disease therapeutics and prioritizing those within our three therapeutic areas.
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
Change in Fair Value of Contingent Consideration
In connection with the Business Acquisition, we recorded contingent consideration liabilities related to potential future milestone payments. Adjustments to the fair value are due to changes in the probability of achieving milestones, our stock price, or certain other estimated assumptions. The change in fair value of contingent consideration is calculated quarterly with gains and losses recorded in the consolidated statements of comprehensive loss.
Investment Income and Interest Expense
Investment income consists of interest and dividend income earned on our cash and cash equivalents and marketable securities. Interest expense consists primarily of contractual interest costs, Royalty Financing Agreement non-cash interest expense and the amortization of debt issuance costs related to our debt. Debt issuance costs were amortized to interest expense using the effective interest rate method over the term of the debt. Our consolidated balance sheets reflect debt, net of the debt issuance costs paid to the lender, and other third-party costs.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2026 and 2025
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE and BRINSUPRI. The following table summarizes revenue by product and geography for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2026	2025	$	%
ARIKAYCE
US	$62,884	$64,275	$(1,391)	(2.2)%
International	35,226	28,548	6,678	23.4%
Total	$98,110	$92,823	$5,287	5.7%
BRINSUPRI
US	$207,182	$—	$207,182	NA
International	672	—	672	NA
Total	$207,854	$—	$207,854	NA
Total
US	$270,066	$64,275	$205,791	320.2%
International	35,898	28,548	7,350	25.7%
Total product revenues, net	$305,964	$92,823	$213,141	229.6%
Product revenues, net, for the three months ended March 31, 2026 were $306.0 million as compared to $92.8 million for the same period in 2025, an increase of $213.1 million, or 229.6%. This increase was a result of $207.2 million of US commercial sales of BRINSUPRI following approval in August 2025 and a 5.7% growth in sales of ARIKAYCE, driven by growth in international sales of 23.4%. In the first quarter of 2026, we began recognizing international BRINSUPRI revenue related to EAPs in Europe, consisting of sales to the French National Agency for Medicines and Health Products Safety, which has granted BRINSUPRI a Compassionate Access Authorisation (Autorisation d'accès compassionnel or AAC) and sales through the NPP in other countries.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the three months ended March 31, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2026	2025	$	%
Cost of product revenues (excluding amortization of intangible assets)	$47,420	$21,278	$26,142	122.9%
Cost of product revenues, as % of revenues	15.5%	22.9%
Cost of product revenues (excluding amortization of intangible assets) were $47.4 million for the three months ended March 31, 2026 as compared to $21.3 million for the same period in 2025, an increase of $26.1 million, or 122.9%. This increase was primarily attributable to the increase in total product revenues discussed above. Cost of product revenues as a percent of revenues decreased in the current period due to sales of BRINSUPRI, which has lower manufacturing costs than ARIKAYCE.

All product costs for BRINSUPRI incurred prior to FDA approval on August 12, 2025 were expensed as R&D expenses. We expect our cost of product revenues (excluding amortization of intangible assets) to benefit 2026 and beyond, as we sell through inventory that was expensed prior to FDA approval of BRINSUPRI.
R&D Expenses
R&D expenses for the three months ended March 31, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2026	2025	$	%
External Expenses
Clinical development and research	$47,956	$40,537	$7,419	18.3%
Manufacturing	38,136	21,809	16,327	74.9%
Regulatory, quality assurance, and medical affairs	11,033	7,672	3,361	43.8%
Subtotal—external expenses	$97,125	$70,018	$27,107	38.7%
Internal Expenses
Compensation and benefit-related expenses	$72,140	$53,558	$18,582	34.7%
Stock-based compensation	23,994	17,380	6,614	38.1%
Other internal operating expenses	16,226	11,621	4,605	39.6%
Subtotal—internal expenses	$112,360	$82,559	$29,801	36.1%
Total R&D expenses	$209,485	$152,577	$56,908	37.3%
R&D expenses were $209.5 million for the three months ended March 31, 2026 as compared to $152.6 million for the same period in 2025, an increase of $56.9 million, or 37.3%. This increase was primarily due to a $25.2 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount, a $16.3 million increase in manufacturing costs, and a $7.4 million increase in clinical development and research costs.
External R&D expenses by product for the three months ended March 31, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2026	2025	$	%
ARIKAYCE external R&D expenses	$8,622	$12,121	$(3,499)	(28.9)%
Brensocatib external R&D expenses	18,484	20,661	(2,177)	(10.5)%
TPIP external R&D expenses	37,341	9,153	28,188	308.0%
Other external R&D expenses	32,678	28,083	4,595	16.4%
Total external R&D expenses	$97,125	$70,018	$27,107	38.7%
SG&A Expenses
SG&A expenses for the three months ended March 31, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2026	2025	$	%
Compensation and benefit-related expenses	$74,793	$54,836	$19,957	36.4%
Stock-based compensation	21,760	21,882	(122)	(0.6)%
Professional fees and other external expenses	124,964	50,561	74,403	147.2%
Facility related and other internal expenses	25,742	20,266	5,476	27.0%
Total SG&A expenses	$247,259	$147,545	$99,714	67.6%
SG&A expenses were $247.3 million for the three months ended March 31, 2026 as compared to $147.5 million for the same period in 2025, an increase of $99.7 million, or 67.6%. This increase was primarily due to a $74.4 million increase in professional fees and other external expenses and a $19.8 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount, both driven by commercial activities for BRINSUPRI.

Amortization of Intangible Assets
Amortization of intangible assets was $2.1 million for the three months ended March 31, 2026 as compared to $1.3 million for the same period in 2025, an increase of $0.8 million. This increase was due to amortization of the AstraZeneca milestones achieved upon FDA and EC approvals of BRINSUPRI in August 2025 and November 2025, respectively.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for the three months ended March 31, 2026 was $47.0 million and was primarily due to the decrease in our share price and change in probabilities of success, partially offset by an increase in the obligation associated with the reauthorization of the PRV program. The change is related to the fair value of the potential future consideration to be paid to former equityholders of the businesses we acquired.
Investment Income
Investment income was $12.0 million for the three months ended March 31, 2026 as compared to $13.9 million for the same period in 2025, a decrease of $1.9 million, or 13.4%. This decrease was primarily due to lower interest rates in 2026 relative to the same period in 2025.
Interest Expense
Interest expense for the three months ended March 31, 2026 was $20.1 million as compared to $21.6 million for the same period in 2025, a decrease of $1.5 million, or 6.9%. This decrease was primarily due to the redemption of the Company's outstanding 0.75% Convertible Senior Notes due 2028 in the second quarter of 2025. See Note 10 - Debt and Note 11 - Royalty Financing Agreement in this Quarterly Report on Form 10-Q for further details.
LIQUIDITY AND CAPITAL RESOURCES
 Overview
There is considerable time and cost associated with developing potential pharmaceutical products to the point of regulatory approval and commercialization. We commenced commercial shipments of ARIKAYCE in October 2018 and BRINSUPRI in August 2025. We expect to continue to incur consolidated operating losses, including losses at our US and certain international entities, as we plan to fund R&D for ARIKAYCE, TPIP, INS1148, INS1201, INS1202, and our other pipeline programs, continue commercialization and regulatory activities for ARIKAYCE and BRINSUPRI, and engage in other general and administrative activities.
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
Based on our current operating plan we anticipate that our cash and cash equivalents and marketable securities as of March 31, 2026 will enable us to fund our operations. While we believe we currently have sufficient funds to meet our financial needs for at least the next 12 months, we may raise additional capital to fund future development of our product candidates, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address serious diseases with significant unmet need. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be expenses related to our commercialization efforts for ARIKAYCE and BRINSUPRI and development costs for our clinical-stage assets and, to a lesser extent, our pre-clinical research programs.
Cash Flows
As of March 31, 2026, we had cash and cash equivalents of $582.2 million, as compared to $510.4 million as of December 31, 2025. In addition, as of March 31, 2026, we had marketable securities of $641.3 million, as compared to $919.6 million as of December 31, 2025. The net decrease in cash and cash equivalents and marketable securities was primarily due to the cash used in operating activities and the $15.0 million milestone payment to AstraZeneca following EC approval of BRINSUPRI, partially offset by proceeds from the exercise of stock options. Our working capital was $1.3 billion as of both March 31, 2026 and December 31, 2025.
Net cash used in operating activities was $222.7 million and $262.1 million for the three months ended March 31, 2026 and 2025, respectively. The net cash used in operating activities during the three months ended March 31, 2026 and 2025 was primarily driven by commercial, clinical, and manufacturing activities related to ARIKAYCE, commercial and commercial readiness activities for BRINSUPRI, as well as other SG&A expenses, and clinical trial expenses related to brensocatib and TPIP. The decrease in cash used in operating activities for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily due to the decrease in net loss, excluding the adjustments to reconcile net loss to net cash used in operating activities.

Net cash provided by investing activities was $265.5 million and $80.4 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, net cash provided by investing activities consisted primarily of maturities of marketable securities, partially offset by the $15.0 million milestone payment to AstraZeneca following EC approval of BRINSUPRI. During the three months ended March 31, 2025, net cash provided by investing activities consisted primarily of maturities of marketable securities, partially offset by purchases of marketable securities.
Net cash provided by financing activities was $29.5 million and $29.0 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, net cash provided by financing activities consisted primarily of proceeds from the exercise of stock options.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations during the three months ended March 31, 2026 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. For the required interim disclosure updates related to our accounting policies and estimates, see Note 2 - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q.
ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2026, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government. As of March 31, 2026, we had $641.3 million in marketable securities.
As of March 31, 2026, we had our $500.0 million Term Loans outstanding. The Term Loans accrue interest quarterly at a fixed rate of 9.6% per annum. If a 10% change in interest rates had occurred on March 31, 2026, it would not have had a material effect on the fair value of our debt as of that date, nor would it have a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, Swiss Francs and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the three months ended March 31, 2026 and 2025, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 4.                                                CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
Our business is subject to substantial risks and uncertainties. You should carefully consider the information contained in this Quarterly Report on Form 10-Q, the risks and uncertainties below, and the risk factors and other information contained in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 19, 2026. Any of the risks and uncertainties described herein and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward-looking statements contained in this Form 10-Q (please read "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q).
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities adopted, modified or terminated by our officers and directors (each as defined in Rule 16a-1(f) of the Exchange Act) during the first quarter of 2026, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a Trading Plan).

Name and Title	Date of Adoption of Trading Plan	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan	Date Plan Terminated
Sara Bonstein Chief Financial Officer	03/03/2026	06/02/2026	12/02/2026	154,121	NA
Martina Flammer, M.D. Chief Medical Officer	03/16/2026	09/01/2026	08/31/2027	187,979	NA

(1) A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.

In addition, during the period covered by this Quarterly Report on Form 10-Q, each of our officers entered into grant agreements relating to RSUs and PSUs that included “sell-to-cover” arrangements constituting “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K), requiring the pre-arranged sale of shares upon vesting to satisfy tax withholding obligations arising solely from such vesting of the RSUs and the PSUs and the related issuance of shares. The amount of shares to be sold to satisfy the tax withholding obligations under these arrangements is dependent on the trading price of the Company’s common stock at the time of the vesting of the RSUs and the PSUs. The duration of each of these arrangements is until the final vesting date of the applicable RSUs or PSUs or the earlier forfeiture of unvested RSUs or PSUs as set forth in the applicable grant agreement.

ITEM 6.    EXHIBITS
Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (effective as of May 11, 2023) (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on May 11, 2023).

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

101	The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2026 and 2025, (iii) Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: May 7, 2026	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)