Form 10-Q
period 2026-06-30
INSMED Inc
filed 2026-08-06
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 218,381,503 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

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

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$544,765	$510,445
Marketable securities	615,547	919,602
Accounts receivable	215,325	140,857
Inventory	142,384	132,068
Prepaid expenses and other current assets	115,898	91,236
Total current assets	1,633,919	1,794,208
Fixed assets, net	107,219	102,942
Finance lease right-of-use assets	14,205	15,561
Operating lease right-of-use assets	13,179	20,708
Intangibles, net	93,489	97,651
Goodwill	136,110	136,110
Other assets	104,444	97,378
Total assets	$2,102,565	$2,264,558
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$428,929	$456,060
Finance lease liabilities	3,549	3,345
Operating lease liabilities	6,266	9,469
Total current liabilities	438,744	468,874
Debt, long-term	543,513	540,964
Royalty financing agreement	159,843	162,865
Contingent consideration	170,550	314,340
Finance lease liabilities, long-term	18,890	20,719
Operating lease liabilities, long-term	7,663	12,174
Other long-term liabilities	5,868	5,646
Total liabilities	1,345,071	1,525,582
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 218,281,059 and 214,255,853 issued and outstanding shares at June 30, 2026 and December 31, 2025, respectively	2,183	2,143
Additional paid-in capital	6,572,181	6,372,064
Accumulated deficit	(5,813,497)	(5,636,692)
Accumulated other comprehensive (loss) gain	(3,373)	1,461
Total shareholders’ equity	757,494	738,976
Total liabilities and shareholders’ equity	$2,102,565	$2,264,558
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Product revenues, net	$425,486	$107,415	$731,450	$200,238

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	67,212	28,075	114,632	49,353
Research and development	210,034	177,190	419,519	329,767
Selling, general and administrative	247,467	154,763	494,726	302,308
Amortization of intangible assets	2,081	1,263	4,162	2,526
Change in fair value of contingent consideration	(99,760)	59,000	(146,721)	77,300
Total operating expenses	427,034	420,291	886,318	761,254

Operating loss	(1,548)	(312,876)	(154,868)	(561,016)

Investment income	10,979	13,225	23,019	27,131
Interest expense	(20,273)	(21,245)	(40,355)	(42,814)
Other (expense) income, net	(531)	453	(1,267)	585
Loss before income taxes	(11,373)	(320,443)	(173,471)	(576,114)

Provision for income taxes	1,869	1,243	3,334	2,155

Net loss	$(13,242)	$(321,686)	$(176,805)	$(578,269)

Basic and diluted net loss per share	$(0.06)	$(1.70)	$(0.82)	$(3.12)

Weighted average basic and diluted common shares outstanding	217,352	189,302	216,415	185,104

Net loss	$(13,242)	$(321,686)	$(176,805)	$(578,269)
Other comprehensive income (loss):
Foreign currency translation (losses) gains	(2,906)	2,656	(3,574)	4,484
Unrealized loss on marketable securities	(471)	(22)	(1,260)	(463)
Total comprehensive loss	$(16,619)	$(319,052)	$(181,639)	$(574,248)

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at March 31, 2025	181,900	$1,819	$4,714,742	$(4,616,500)	$(902)	$99,159
Comprehensive loss:
Net loss				(321,686)		(321,686)
Other comprehensive income					2,634	2,634
Issuance of common stock for exercise of stock options, vesting of RSUs, and ESPP	2,304	23	36,955			36,978
Net proceeds from issuance of common stock	8,984	90	823,448			823,538
Issuance of common stock upon conversion of convertible notes	17,923	179	565,957			566,136
Stock-based compensation expense			42,976			42,976
Balance at June 30, 2025	211,111	$2,111	$6,184,078	$(4,938,186)	$1,732	$1,249,735

Balance at March 31, 2026	216,522	$2,165	$6,502,938	$(5,800,255)	$4	$704,852
Comprehensive loss:
Net loss				(13,242)		(13,242)
Other comprehensive loss					(3,377)	(3,377)
Issuance of common stock for exercise of stock options, vesting of RSUs, and ESPP	1,759	18	27,989			28,007
Stock-based compensation expense			41,254			41,254
Balance at June 30, 2026	218,281	$2,183	$6,572,181	$(5,813,497)	$(3,373)	$757,494
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2024	179,383	$1,794	$4,645,791	$(4,359,917)	$(2,289)	$285,379
Comprehensive loss:
Net loss				(578,269)		(578,269)
Other comprehensive income					4,021	4,021
Issuance of common stock for exercise of stock options, vesting of RSUs and PSUs, and ESPP	4,821	48	66,639			66,687
Net proceeds from issuance of common stock	8,984	90	823,448			823,538
Issuance of common stock upon conversion of convertible notes	17,923	179	565,962			566,141
Stock-based compensation expense			82,238			82,238
Balance at June 30, 2025	211,111	$2,111	$6,184,078	$(4,938,186)	$1,732	$1,249,735

Balance at December 31, 2025	214,256	$2,143	$6,372,064	$(5,636,692)	$1,461	$738,976
Comprehensive loss:
Net loss				(176,805)		(176,805)
Other comprehensive loss					(4,834)	(4,834)
Issuance of common stock for exercise of stock options, vesting of RSUs, and ESPP	3,661	37	58,244			58,281
Issuance of common stock for Business Acquisition milestone achievement	364	3	54,865			54,868
Stock-based compensation expense			87,008			87,008
Balance at June 30, 2026	218,281	$2,183	$6,572,181	$(5,813,497)	$(3,373)	$757,494
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(176,805)	$(578,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,113	4,367
Amortization of intangible assets	4,162	2,526
Stock-based compensation expense	87,008	82,238
Amortization of debt issuance costs	2,811	3,498
Royalty financing non-cash interest expense	10,243	10,215
Accretion of discount on marketable securities, net	(11,977)	(15,910)
Finance lease amortization expense	1,356	1,356
Non-cash operating lease expense	1,386	1,574
Change in fair value of contingent consideration	(146,721)	77,300
Changes in operating assets and liabilities:
Accounts receivable	(75,350)	(781)
Inventory	(14,860)	(5,997)
Prepaid expenses and other current assets	(25,049)	(23,475)
Other assets	(7,587)	12,515
Accounts payable and accrued liabilities	34,945	(35,832)
Other liabilities	(1,241)	(2,982)
Net cash used in operating activities	(311,566)	(467,657)
Investing activities
Purchase of fixed assets	(9,739)	(13,554)
Payment of AZ milestone	(15,000)	—
Purchase of marketable securities	(399,228)	(907,199)
Maturities of marketable securities	714,000	1,229,000
Net cash provided by investing activities	290,033	308,247
Financing activities
Proceeds from exercise of stock options and ESPP	58,319	66,669
Proceeds from issuance of common stock, net	—	823,538
Payments of principal of 0.75% convertible senior notes due 2028	—	(1,965)
Payments of finance lease principal	(1,626)	(1,438)
Net cash provided by financing activities	56,693	886,804
Effect of exchange rates on cash and cash equivalents	(840)	1,900
Net increase in cash and cash equivalents	34,320	729,294
Cash and cash equivalents at beginning of period	510,445	555,030
Cash and cash equivalents at end of period	$544,765	$1,284,324
Supplemental disclosures of cash flow information:
Cash paid for interest	$26,391	$26,391
Cash paid for income taxes	$3,636	$2,853

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
The Company's research engine is advancing a wide range of technologies and modalities, including gene therapy, artificial intelligence (AI)-driven protein engineering, RNA end-joining, and synthetic rescue, in the pursuit of future pipeline candidates.
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
The Company had $544.8 million of cash and cash equivalents and $615.5 million of marketable securities as of June 30, 2026 and reported a net loss of $176.8 million for the six months ended June 30, 2026. The Company has funded its operations through public offerings of equity securities, debt financings, revenue interest financings, and revenues generated from ARIKAYCE and BRINSUPRI. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, TPIP, INS1148, INS1201, INS1202, and its other pipeline programs, and commercialization and regulatory activities for BRINSUPRI and ARIKAYCE.
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
The following table presents the customers representing 10% or more of the Company's gross product revenues for the six months ended June 30, 2026 and their respective percentages for the six months ended June 30, 2025.

	Six Months Ended June 30,
	2026	2025
Customer A	38%	28%
Customer B	22%	28%
Customer C	18%	9%
Customer D	14%	5%
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
Net Loss Per Share—Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and other dilutive securities outstanding during the period. Potentially dilutive securities from stock options, restricted stock units (RSUs), and performance stock units (PSUs) would be anti-dilutive as the Company incurred a net loss. Potentially dilutive common shares resulting from the assumed exercise of outstanding stock options and from the assumed conversion of the Company's previously outstanding convertible notes are determined based on the treasury stock method.
The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(13,242)	$(321,686)	$(176,805)	$(578,269)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	217,352	189,302	216,415	185,104
Effect of dilutive securities:
Common stock options	—	—	—	—
RSUs	—	—	—	—
PSUs	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	217,352	189,302	216,415	185,104
Net loss per share:
Basic and diluted	$(0.06)	$(1.70)	$(0.82)	$(3.12)

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 2. Summary of Significant Accounting Policies (Continued)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of June 30, 2026 and 2025, as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2026	2025
Common stock options	15,503	20,227
RSUs	3,328	3,854
PSUs	184	9
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
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of June 30, 2026
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$544.8	$544.8	$—	$—
Marketable securities	$615.5	$615.5	$—	$—
Liabilities
Contingent consideration	$170.6	$—	$—	$170.6

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)

	As of December 31, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$510.4	$510.4	$—	$—
Marketable securities	$919.6	$919.6	$—	$—
Liabilities
Contingent consideration	$372.1	$—	$—	$372.1
During the six months ended June 30, 2026, there were purchases of $399.2 million of marketable securities and maturities of $714.0 million of marketable securities, consisting of US Treasury Bills.
As of June 30, 2026, the Company held $615.5 million of available-for-sale securities. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets.
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2, or Level 3 during the six months ended June 30, 2026. During the six months ended June 30, 2026, new Level 1 assets were added in connection with the Company's purchase of available-for-sale securities.
The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) failure of the issuer to make scheduled interest or principal payments; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the six months ended June 30, 2026.
Contingent Consideration
The contingent consideration liabilities arose from the acquisition of Motus Biosciences, Inc. and AlgaeneX, Inc. in August 2021 (together, the Business Acquisition). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher (PRV) milestone, and net sales milestones. As of June 30, 2026, the Company was obligated to issue to Motus equityholders up to 4,610,838 shares of the Company's common stock in the aggregate and AlgaeneX equityholders up to 368,867 shares of the Company's common stock in the aggregate upon the achievement of certain development and regulatory milestone events. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. The weighted average probability of success of the remaining development and regulatory milestones was 28% as of June 30, 2026. The development and regulatory milestones, if achieved, will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation. During the third quarter of 2025 and first quarter of 2026, development milestones in connection with the Motus acquisition were achieved, resulting in the issuance of 364,566 shares of the Company's common stock in October 2025 and 364,397 shares of the Company's common stock in March 2026, respectively.
If the Company were to receive a PRV, the Company would be obligated to pay to the Motus equityholders a portion of the value of the PRV, subject to certain reductions. The potential payout will be either 50% of the after tax net proceeds received by the Company from a sale of the PRV or 50% of the average of the sales prices for the last three publicly disclosed PRV sales, less certain adjustments. The fair value of the PRV milestone is estimated utilizing a probability-adjusted discounted cash flow approach. This obligation will be settled in cash. On December 20, 2024, the FDA's PRV program expired. As of December 31, 2025, the Company determined that the likelihood of receiving a PRV was remote and the related milestone had no fair value. On February 3, 2026, the PRV program was reauthorized. As of June 30, 2026, the Company determined that the value of the PRV milestone was $15.7 million.
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of June 30, 2026, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
The contingent consideration liabilities have been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the inputs to the valuation approach, the estimated fair value could be significantly different than the fair value the Company determined. Contingent consideration liabilities expected to be settled within twelve months are classified as a current liability within accounts payable and accrued liabilities. Contingent consideration liabilities expected to be settled in more than twelve months are classified as a non-current liability. As of June 30, 2026, there was no current contingent consideration outstanding, and the fair value of the non-current contingent consideration was $170.6 million.
A valuation of the contingent consideration liabilities is performed quarterly with gains and losses included within change in fair value of contingent consideration in the consolidated statements of comprehensive loss. The following significant unobservable inputs were used in the valuation of the contingent consideration liabilities as of June 30, 2026 and December 31, 2025:

	Fair Value as of June 30, 2026 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$149.2	Probability-adjusted	Probabilities of success	0% - 80%
PRV milestone	$15.7	Probability-adjusted discounted cash flow	Probability of success	23.0%
			Discount rate	21.9%

	Fair Value as of December 31, 2025 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$366.9	Probability-adjusted	Probabilities of success	14% - 90%
A rollforward of the Company's valuations for the contingent consideration liabilities for the six months ended June 30, 2026 and 2025 follows (in thousands):

Contingent Consideration (Level 3 Liabilities)
Balance as of December 31, 2024	$168,900
Additions	—
Change in fair value	77,300
Payments	—
Balance as of June 30, 2025	$246,200
Balance as of December 31, 2025	$372,139
Additions	—
Change in fair value	(146,721)
Payments	(54,868)
Balance as of June 30, 2026	$170,550
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
The following tables present a geographic summary of the Company's product revenues, net, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ARIKAYCE
US	$70,186	$68,683	$133,070	$132,958
International	46,130	38,732	81,356	67,280
Total	$116,316	$107,415	$214,426	$200,238
BRINSUPRI
US	$308,555	$—	$515,737	$—
International	615	—	1,287	—
Total	$309,170	$—	$517,024	$—
Total
US	$378,741	$68,683	$648,807	$132,958
International	46,745	38,732	82,643	67,280
Total product revenues, net	$425,486	$107,415	$731,450	$200,238
The Company also recognizes revenue related to various managed access programs. The Company recognizes international BRINSUPRI revenue related to early access programs (EAPs) in Europe, consisting of sales to the French National Agency for Medicines and Health Products Safety, which has granted BRINSUPRI a Compassionate Access Authorisation (Autorisation d'accès compassionnel or AAC) and sales through the named patient program (NPP) in other countries.
Revenue is recorded at net selling price (transaction price), which includes estimates of variable consideration, with reserves established for (a) customer credits, such as invoice discounts for prompt pay, (b) estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (c) estimated chargebacks, and (d)

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Product Revenues, Net (Continued)
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
5. Inventory
The Company's inventory balance consists of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Raw materials	$39,820	$30,623
Work-in-process	40,351	41,346
Finished goods	62,213	60,099
	$142,384	$132,068

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Inventory (Continued)
Inventory is stated at the lower of cost and net realizable value and consists of raw materials, work-in-process and finished goods. The Company has not recorded any significant inventory write-downs. The Company currently uses a limited number of third-party contract manufacturing organizations (CMOs) to produce its inventory.
6. Intangibles, Net and Goodwill
Intangibles, Net
Finite-lived Intangible Assets
As of June 30, 2026, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D, the milestones paid to PARI Pharma GmbH (PARI) for the license to use the Lamira® Nebulizer System (Lamira) for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively, the milestone paid to AstraZeneca AB (AstraZeneca) as a result of the FDA approval of BRINSUPRI in August 2025, and the milestone paid to AstraZeneca as a result of the EC approval of BRINSUPRI in November 2025. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestone-related intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years, and began amortizing its AstraZeneca milestone-related intangible assets in August and November 2025 over BRINSUPRI's regulatory exclusivity period of approximately 14 years. Amortization expense is estimated to be $8.3 million per year for the years 2026 through 2029 and $7.1 million for 2030.
Indefinite-lived Intangible Assets
As of June 30, 2026, the Company's indefinite-lived intangible assets consisted of acquired IPR&D from the Business Acquisition. Indefinite-lived intangible assets are not amortized.
A rollforward of the Company's intangible assets for the six months ended June 30, 2026 and 2025 is as follows (in thousands):

Intangible Asset	December 31, 2025	Additions	Amortization	June 30, 2026
Acquired ARIKAYCE R&D	$23,038	$—	$(2,425)	$20,613
PARI milestones	962	—	(101)	861
AstraZeneca milestones	44,051	—	(1,636)	42,415
Acquired IPR&D	29,600	—	—	29,600
	$97,651	$—	$(4,162)	$93,489

Intangible Asset	December 31, 2024	Additions	Amortization	June 30, 2025
Acquired ARIKAYCE R&D	$27,888	$—	$(2,425)	$25,463
PARI milestones	1,164	—	(101)	1,063
Acquired IPR&D	29,600	—	—	29,600
	$58,652	$—	$(2,526)	$56,126
Goodwill
The Company's goodwill balance of $136.1 million as of June 30, 2026 and December 31, 2025, resulted from the August 2021 Business Acquisition.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)	As of
Asset Description		June 30, 2026	December 31, 2025
Building	39	$10,437	$10,437
Land	NA	1,963	1,963
Lab equipment	7	43,646	39,127
Furniture and fixtures	7	6,428	6,428
Computer hardware and software	3-5	8,697	8,425
Office equipment	7	171	171
Manufacturing equipment	7	1,336	1,336
Leasehold improvements	2-10	55,209	53,400
Construction in progress	—	46,027	42,410
		173,914	163,697
Less: accumulated depreciation		(66,695)	(60,755)
		$107,219	$102,942

8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Accounts payable and other accrued operating expenses	$74,555	$79,907
Accrued clinical trial expenses	34,443	34,329
Accrued professional fees	25,014	23,658
Accrued technical operation expenses	21,730	22,533
Accrued compensation and employee related costs	61,579	111,514
Accrued royalty and milestones payable	37,774	17,101
Revenue Interest Payments payable	7,553	6,449
Accrued sales allowances and related costs	146,373	70,869
Accrued French rebate payable	9,062	6,960
Contingent consideration	—	57,799
Accrued milestone payment to AstraZeneca	—	15,000
Other accrued liabilities	10,846	9,941
	$428,929	$456,060
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
The Company records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $5.3 million and $3.4 million for the three months ended June 30, 2026 and 2025, respectively, and $12.9 million and $5.9 million for the six months ended June 30, 2026 and 2025, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.
During the three and six months ended June 30, 2026 and 2025, the Company did not acquire any new right-of-use assets in exchange for lease obligations.
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. As of June 30, 2026 and December 31, 2025, costs of $75.2 million and $69.5 million, respectively, incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.
10. Debt
Amended and Restated Loan Agreement
In October 2022, the Company entered into the $350.0 million loan agreement (the Loan Agreement) with Pharmakon Advisors LP (Pharmakon) that would have matured on October 19, 2027 (the Tranche A Term Loan). The Tranche A Term Loan originally bore interest at a rate based upon the Secured Overnight Financing Rate (SOFR), subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. Up to 50% of the interest payable during the first 24 months from the closing of the Tranche A Term Loan could have been paid-in-kind at the Company's election. If elected, paid-in-kind interest would have been capitalized and added to the principal amount of the Tranche A Term Loan. The Tranche A Term Loan, including the paid-in-kind interest, would have been repaid in eight equal quarterly payments starting in the 13th quarter following the closing of the Tranche A Term Loan (i.e., the quarter ended March 31, 2026), except that the repayment start date could have been extended at the Company's option for an additional four quarters, so that repayments start in the 17th quarter following the closing of the Tranche A Term Loan, subject to the achievement of specified ARIKAYCE data thresholds and certain other conditions. Net proceeds from the Tranche A Term Loan, after deducting the lenders fees and deal expenses of $15.1 million, were $334.9 million.
In October 2024, the Company entered into an Amended and Restated Loan Agreement, as amended on July 10, 2025 (the A&R Loan Agreement), with BioPharma Credit PLC, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, which are funds managed by Pharmakon, and the guarantors party to such agreement. The A&R Loan Agreement amended and restated the Loan Agreement. The A&R Loan Agreement, among other items, provides an additional $150.0 million senior secured term loan tranche (the Tranche B Term Loan and, together with the Tranche A Term Loan, the Term Loans). The A&R Loan Agreement extends the maturity of the Term Loans to September 30, 2029, subject to acceleration to February 1, 2028 on the occurrence of certain prespecified events, and amends the interest rate on the Term Loans to a fixed rate of 9.6% per annum. As consideration for the provision of the Tranche B Term Loan, the Company agreed to pay Pharmakon a fee equal to 2.0% of the Tranche B Term Loan at the closing date of the Tranche B Term Loan and an additional exit fee of 2.0% of the amount of each prepayment or repayment of the Term Loans. The Term Loans will be repaid in eight

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
equal quarterly payments starting on January 3, 2028. Net proceeds from the Tranche B Term Loan, after deducting the lenders fees and administrative expenses of $3.7 million, were $146.3 million.
The following table presents the carrying value of the Company’s Term Loans balance as of June 30, 2026 and December 31, 2025 (in thousands):

	As of
	June 30, 2026	December 31, 2025
Principal	$500,000	$500,000
Paid-in-kind interest capitalized	46,770	46,770
Debt discount, net	(3,257)	(5,806)
Term Loans	$543,513	$540,964
As of June 30, 2026, future principal repayments of debt for each of the fiscal years through maturity were as follows (in thousands):

Year Ending December 31:
2026	$—
2027	—
2028	341,731
2029	205,039
2030 and thereafter	—
$546,770
Interest Expense
Interest expense for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Convertible debt contractual interest expense	$—	$600	$—	$1,678
Term Loans contractual interest expense	13,269	13,269	26,391	26,391
Royalty Financing Agreement interest expense	5,129	5,192	10,243	10,215
Amortization of debt issuance costs	1,429	1,676	2,811	3,498
Total debt interest expense	19,827	20,737	39,445	41,782
Finance lease interest expense	446	508	910	1,032
Total interest expense	$20,273	$21,245	$40,355	$42,814
11. Royalty Financing Agreement
In October 2022, the Company entered into the Royalty Financing Agreement with OrbiMed. Under the Royalty Financing Agreement, OrbiMed paid the Company $150.0 million in exchange for the right to receive, on a quarterly basis, royalties in an amount equal to 4.0% of ARIKAYCE global net sales prior to September 1, 2025 and 4.5% of ARIKAYCE global net sales on or after September 1, 2025, as well as 0.75% of brensocatib global net sales, which includes BRINSUPRI (the Revenue Interest Payments). In the event that OrbiMed has not received aggregate Revenue Interest Payments of at least $150.0 million on or prior to March 31, 2028, the Company must make a one-time payment to OrbiMed for the difference between the $150.0 million and the aggregated Revenue Interest Payments that have been paid. In addition, the royalty rate for ARIKAYCE will be increased beginning March 31, 2028 to the rate which would have resulted in aggregate Revenue Interest Payments as of March 31, 2028 equaling $150.0 million. The total Revenue Interest Payments payable by the Company to OrbiMed are capped at 1.8x of the purchase price or up to a maximum of 1.9x of the purchase price under certain conditions. Net proceeds from the Royalty Financing Agreement, after deducting the lenders fees and deal expenses of $3.8 million, were

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Royalty Financing Agreement (Continued)
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
The following table presents the activity of the Company's Royalty Financing Agreement balance for the six-month period ended June 30, 2026 and year ended December 31, 2025 (in thousands):

	Six Months Ended June 30, 2026	Twelve Months Ended December 31, 2025
Royalty Financing Agreement liability - beginning balance	$164,945	$163,671
Revenue Interest Payments paid and payable	(13,527)	(19,401)
Interest expense recognized	10,243	20,675
Royalty Financing Agreement liability - ending balance	$161,661	$164,945
Royalty issuance costs, unamortized - beginning balance	$(2,080)	$(2,604)
Amortization of issuance costs	262	524
Royalty issuance costs, unamortized - ending balance	$(1,818)	$(2,080)
Royalty Financing Agreement	$159,843	$162,865

The Revenue Interest Payments payable in connection with the Royalty Financing Agreement were $7.6 million and $6.4 million as of June 30, 2026 and December 31, 2025, respectively, which were recorded within accounts payable and accrued expenses on the consolidated balance sheet. Non-cash interest expense is recorded within interest expense in the consolidated statements of comprehensive loss.
12. Shareholders' Equity
Common Stock—As of June 30, 2026, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 218,281,059 shares of common stock issued and outstanding. In addition, as of June 30, 2026, the Company had reserved 15,503,480 shares of common stock for issuance upon the exercise of outstanding stock options, 3,327,891 shares of common stock for issuance upon the vesting of RSUs, and 267,435 shares for issuance upon the vesting of PSUs. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions.
Of the 9,406,112 shares reserved, subject to certain closing-related reductions, the Company issued 2,889,367 shares of the Company's common stock in connection with the Business Acquisition in the third quarter of 2021, after certain closing-related deductions. 171,427, 177,203, and 182,182 shares of the Company’s common stock reserved in connection with the Motus acquisition were issued as acquisition consideration on the first, second and third anniversaries of the closing date of the acquisition, respectively, in each case subject to certain reductions. During the third quarter of 2025 and first quarter of 2026, development milestones in connection with the Motus acquisition were achieved, resulting in the issuance of 364,566 shares of the Company's common stock in October 2025 and 364,397 shares of the Company's common stock in March 2026, respectively. Additional shares of the Company's common stock will also be issued upon the achievement of certain development and regulatory milestone events, subject to certain reductions. As of June 30, 2026, 4,979,705 shares of the Company's common stock remain reserved for the Business Acquisition.
Preferred Stock—As of June 30, 2026, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated Amended and Restated 2019 Incentive Plan (the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders on May 13, 2023. The 2019 Incentive Plan replaced the Insmed Incorporated 2019 Incentive Plan, as amended, and provided for awards of up to an aggregate of 24,250,000 shares (including the shares previously available for grant under the Insmed Incorporated 2019 Incentive Plan). At the Company's 2024 Annual Meeting of Shareholders, the Company's shareholders approved Amendment No. 1 to the 2019 Incentive Plan, which provides for the issuance of an additional 3,000,000 shares under the 2019 Incentive Plan. At the Company's 2025 Annual Meeting of Shareholders, the Company's shareholders approved Amendment No. 2 to the 2019 Incentive Plan, which provides for the issuance of an additional 10,000,000 shares under the 2019 Incentive Plan. As of June 30, 2026, 10,334,057 shares remain available for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on April 3, 2029, unless it is extended or terminated earlier pursuant to its terms.
In addition, from time to time, the Company makes inducement grants of stock options and RSUs to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. The Company granted inducement stock options and RSUs covering 183,598 shares of the Company's common stock to new employees during the six months ended June 30, 2026. In February 2025, the Company adopted the Insmed Incorporated 2025 Inducement Plan, under which the Company is authorized to grant a variety of inducement awards, including stock options and RSUs, up to an aggregate of 1,000,000 shares, as an inducement to become an employee of the Company or any of its subsidiaries. As of June 30, 2026, 516,635 shares remain available for future issuance under the Insmed Incorporated 2025 Inducement Plan.
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
Stock Options—As of June 30, 2026, there was $146.7 million of unrecognized compensation expense related to unvested stock options. As of June 30, 2026, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria.
Restricted Stock Units—As of June 30, 2026, there was $248.9 million of unrecognized compensation expense related to unvested RSU awards.
Performance Stock Units—As of June 30, 2026, there were 92,219 PSUs outstanding with an unrecognized compensation expense of $18.1 million, which assumes a 100% payout for these awards.
The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options, RSUs, PSUs and the ESPP during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$20,292	$15,970	$44,286	$33,350
Selling, general and administrative expenses	20,962	27,006	42,722	48,888
Total stock-based compensation expense	$41,254	$42,976	$87,008	$82,238
14. Income Taxes
The Company recorded a provision for income taxes of $1.9 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively, and $3.3 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively. The provisions recorded for the three and six months ended June 30, 2026 and 2025 are primarily a result of the Company's international subsidiaries that had taxable income during the periods and income tax on modified gross revenues

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Income Taxes (Continued)
imposed by certain US states. There was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.
The Company is subject to US federal, state and international income taxes and the statute of limitations for tax audit is open for the Company’s federal tax returns for the years ended 2022 and later, generally open for certain states for the years 2021 and later, and generally open for international jurisdictions for the years 2020 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of June 30, 2026 and December 31, 2025, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of June 30, 2026 and December 31, 2025 or the consolidated statements of comprehensive loss for the three and six months ended June 30, 2026 and 2025. The Company has not recorded any accrued interest or penalties related to uncertain tax positions.
15. Commitments and Contingencies
Commitments
The Company has entered into various commitments including, but not limited to, asset acquisition and license agreements. See Note 16 - Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information.
Rent expense charged to operations was $3.7 million and $3.3 million for the three months ended June 30, 2026 and 2025, respectively, and $7.2 million and $6.8 million for the six months ended June 30, 2026 and 2025, respectively.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Segment Reporting (Continued)
Segment loss, including significant segment expenses, for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenues, net	$425,486	$107,415	$731,450	$200,238
Less:
Cost of product revenues (excluding amortization of intangible assets)	67,212	28,075	114,632	49,353
TPIP external R&D expenses	38,935	20,649	76,276	29,802
Brensocatib external R&D expenses	13,829	33,560	32,313	54,221
ARIKAYCE external R&D expenses	6,228	11,003	14,850	23,124
Other external R&D expenses	48,836	28,445	81,514	56,528
R&D compensation and benefit-related expenses	69,080	56,389	141,220	109,947
SG&A compensation and benefit-related expenses	70,520	51,320	145,313	106,156
Other segment items(a)	207,425	127,650	417,913	247,345
Depreciation	3,179	2,484	6,113	4,367
Amortization of intangible assets	2,081	1,263	4,162	2,526
Change in fair value of contingent consideration	(99,760)	59,000	(146,721)	77,300
Investment income	(10,979)	(13,225)	(23,019)	(27,131)
Interest expense	20,273	21,245	40,355	42,814
Provision for income taxes	1,869	1,243	3,334	2,155
Segment net loss	$(13,242)	$(321,686)	$(176,805)	$(578,269)

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
OVERVIEW
We are a people-first global biopharmaceutical company striving to deliver first- and best-in-class therapies to transform the lives of patients facing serious diseases. Our commercial portfolio and clinical pipeline are organized around three therapeutic areas: Respiratory, Immunology & Inflammation, and Neuro & Other Rare. To complement our internal research and development, we also actively evaluate in-licensing and acquisition opportunities for commercial products, product candidates, and technologies. For a more complete discussion of our business, strategy, products and pipeline, see Part I, Item 1, “Business,” of our Annual Report on Form 10-K for the year ended December 31, 2025.
Our Marketed Products
Our two commercial products, ARIKAYCE and BRINSUPRI, are both part of our Respiratory therapeutic area. ARIKAYCE is approved in the US as ARIKAYCE (amikacin liposome inhalation suspension), in Europe as ARIKAYCE Liposomal 590 mg Nebuliser Dispersion and in Japan as ARIKAYCE inhalation 590 mg (amikacin sulfate inhalation drug product). ARIKAYCE received accelerated approval in the US in September 2018 for the treatment of MAC lung disease as part of a combination antibacterial drug regimen for adult patients with limited or no alternative treatment options in a refractory setting. In October 2020, the EC approved ARIKAYCE Liposomal for the treatment of NTM lung infections caused by MAC in adults with limited treatment options who do not have CF. In March 2021, Japan's MHLW approved ARIKAYCE for the treatment of patients with NTM lung disease caused by MAC who did not sufficiently respond to prior treatment with a multidrug regimen. NTM lung disease caused by MAC (which we refer to as MAC lung disease) is a rare and often chronic infection that can cause irreversible lung damage and can be fatal. We are not aware of any other approved inhaled therapies specifically indicated to treat MAC lung disease in North America, Europe, or Japan.
BRINSUPRI (brensocatib 25 mg and 10 mg tablets), an oral, once-daily treatment for non-cystic fibrosis bronchiectasis (referred to as bronchiectasis or NCFB) in patients 12 years of age and older, was approved in the US in August 2025. In November 2025, the EC approved BRINSUPRI (brensocatib 25 mg tablets) for the treatment of NCFB in patients 12 years of age and older with two or more exacerbations in the prior 12 months. In February 2026, the MHRA granted a marketing authorisation for BRINSUPRI (brensocatib 25 mg tablets) to treat patients 12 years and older with NCFB who have experienced two or more flare-ups or worsening of symptoms in the past 12 months. Bronchiectasis is a serious, chronic lung disease in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage. We are not aware of any other approved therapies in the US, Europe, or Japan for the treatment of patients with bronchiectasis.
Our Product Candidates & Research
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
We are advancing a wide range of technologies and modalities, including gene therapy, AI-driven protein engineering, RNA end-joining, and synthetic rescue, in the pursuit of future pipeline candidates.

Our Strategy
We plan to continue to develop, acquire, in-license, or co-promote other first- and best-in-class commercial products, product candidates, and technologies, including those that address serious diseases that currently have significant unmet needs. We are focused broadly on serious disease therapeutics and prioritizing those within our three therapeutic areas. Our key priorities are as follows:
•Ensure successful US commercialization of BRINSUPRI;
•Continue to provide ARIKAYCE to appropriate patients and expand our label;
•Advance our pipeline and produce topline clinical data readouts in the near and long term; and
•Control spending, prudently deploying capital to support the best return-generating opportunities.
Prior to 2019, we had not generated significant revenue and, through June 30, 2026, we had an accumulated deficit of $5.8 billion. We have financed our operations primarily through the public offerings of our equity securities, debt financings and revenue interest financings. Although it is difficult to predict our future funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and marketable securities as of June 30, 2026 will enable us to fund our operations for at least the next 12 months.
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
The information below summarizes our recent updates and anticipated near-term milestones for our marketed products and our product candidates.
Respiratory
BRINSUPRI
•We continue to anticipate a regulatory decision for brensocatib for the treatment of NCFB in Japan in the second half of 2026.
•We continue to evaluate the potential effect of evolving US policies which will then impact the timing for future potential international commercial launches.
ARIKAYCE
•In July 2026, we submitted a US supplemental new drug application (sNDA) for ARIKAYCE in newly diagnosed patients with MAC lung disease. We also plan to review the data with the Pharmaceuticals and Medical Devices Agency (PMDA) in the second half of 2026 to support potential label expansion in Japan.
TPIP
•PALM-ILD, our Phase 3 study of TPIP in patients with PH-ILD that we initiated in the fourth quarter of 2025, continues to enroll patients.
•In April 2026, we initiated the Phase 3 PALM-PAH study of TPIP in patients with PAH and are actively enrolling patients.
•In July 2026, we reported positive 12-month data from the ongoing open-label extension study of TPIP in patients with PAH (the OLE Study). See below for additional detail regarding the OLE Study.
•We continue to anticipate initiating a Phase 3 study of TPIP in patients with PPF in the second half of 2026 and a Phase 3 study in patients with IPF in the first half of 2027.
INS1148

•We continue to advance a Phase 2 development program for INS1148, initially targeting PPF and IPF, and we are exploring other diseases where inhibition of the inflammatory functions of SCF248 may be beneficial.
Neuro & Other Rare
INS1201
•We continue to enroll patients in the Phase 1 ASCEND clinical study of INS1201 for patients with DMD.
INS1202
•We continue to enroll patients in the Phase 1 ARMOR clinical study of INS1202 for patients with ALS.

Clinical Trial Developments
The OLE Study
The OLE Study is a non-placebo-controlled trial and was designed to evaluate the long-term safety, tolerability, and effectiveness of TPIP over 24 months in patients who completed the lead-in TPIP PAH studies.
In July 2026, we reported positive 12-month data from the ongoing OLE Study. Data for the primary endpoint of safety and tolerability showed that once-daily TPIP therapy was generally well tolerated with no newly identified safety signals at doses up to 1,280 µg through month 12. Of the 91 patients in the OLE Study, treatment-emergent adverse events (TEAEs) occurred in 89.0% of patients; serious TEAEs were observed in 18.7% of patients; and severe TEAEs were observed in 16.5% of patients in the study. TEAEs leading to study discontinuation were experienced by 7.7% of patients. There were four deaths, none of which were considered related to TPIP treatment. The most common TEAEs through month 12 occurring in 5.0% or more of all patients were headache (28.6%), cough (15.4%), nasopharyngitis (14.3%), diarrhea (11.0%), upper respiratory tract infection (9.9%), bronchitis (7.7%), dizziness (6.6%), epistaxis (6.6%), nausea (6.6%), anemia (5.5%), influenza (5.5%), and pneumonia (5.5%).
Data for secondary efficacy endpoints demonstrated sustained improvement with TPIP in six-minute walk distance (6MWD), N-terminal fragment pro-B-type natriuretic peptide (NT-proBNP) concentration, and World Health Organization (WHO) Functional Class, as well as a clinically meaningful improvement in REVEAL Lite 2.0 score at month 12. Patients in the Placebo Crossed group (n=31) showed similar outcomes to patients in the TPIP Continued group (n=60) across all efficacy measures at month 12.
At month 12, mean improvement from baseline for 6MWD was +55.7 meters for the TPIP Continued group and +54.1 meters for the Placebo Crossed group; NT-proBNP concentration was reduced by approximately 60% in both groups with geometric mean ratios to baseline of 0.40 and 0.41 in TPIP Continued and Placebo Crossed, respectively; WHO Functional Class I or II was achieved in 78.3% of TPIP Continued group and 80.6% of Placebo Crossed group patients, and more than 25% of patients across both groups achieved WHO Functional Class I; and mean REVEAL Lite 2.0 score improved 2.0-points from baseline for the TPIP Continued group and 1.4-points from baseline for the Placebo Crossed group. Approximately 65% of all patients achieved Refined Low Risk status.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Product Revenues, Net
Product revenues, net, consist of net sales of ARIKAYCE and BRINSUPRI. We recognize revenue for product received by our customers net of allowances for customer credits, including prompt pay discounts, service fees, estimated rebates, including government rebates, such as Medicaid rebates and Medicare Part D reimbursements in the US, chargebacks, and co-payment assistance.
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
Selling, General and Administrative (SG&A) Expenses
SG&A expenses consist of salaries, benefits and other related costs, including stock-based compensation, for our non-employee directors and personnel serving in our executive, finance and accounting, legal and compliance, commercial and pre-commercial, corporate development, field sales, information technology and human resource functions. SG&A expenses also include professional fees for legal services, advertising costs, consulting services, including commercial activities, insurance, board of director fees, tax and accounting services.
Amortization of Intangible Assets
Upon regulatory approval of each of ARIKAYCE and BRINSUPRI, the related intangible assets began to be amortized over their estimated useful lives. The fair values assigned to our intangible assets are based on estimates and assumptions we believe are reasonable based on available facts and circumstances. Unanticipated events or circumstances may occur that require us to review the assets for impairment.
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
Investment Income and Interest Expense
Investment income consists of interest and dividend income earned on our cash and cash equivalents and marketable securities. Interest expense consists primarily of contractual interest costs, Royalty Financing Agreement non-cash interest expense and the amortization of debt issuance costs. Debt issuance costs are amortized to interest expense using the effective interest rate method over the term of the debt. Our consolidated balance sheets reflect debt, net of the debt issuance costs paid to the lender, and other third-party costs.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2026 and 2025
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE and BRINSUPRI. The following table summarizes revenue by product and geography for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2026	2025	$	%
ARIKAYCE
US	$70,186	$68,683	$1,503	2%
International	46,130	38,732	7,398	19%
Total	$116,316	$107,415	$8,901	8%
BRINSUPRI
US	$308,555	$—	$308,555	NA
International	615	—	615	NA
Total	$309,170	$—	$309,170	NA
Total
US	$378,741	$68,683	$310,058	451%
International	46,745	38,732	8,013	21%
Total product revenues, net	$425,486	$107,415	$318,071	296%
Product revenues, net, for the three months ended June 30, 2026 were $425.5 million as compared to $107.4 million for the same period in 2025, an increase of $318.1 million, or 296%. This increase was a result of $308.6 million of US commercial sales of BRINSUPRI following approval in August 2025 and an $8.9 million growth in sales of ARIKAYCE, primarily driven by growth in international sales. In the first quarter of 2026, we began recognizing international BRINSUPRI revenue related to EAPs in Europe, consisting of sales to the French National Agency for Medicines and Health Products Safety, which has granted BRINSUPRI a Compassionate Access Authorisation (Autorisation d'accès compassionnel or AAC) and sales through the NPP in other countries.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the three months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2026	2025	$	%
Cost of product revenues (excluding amortization of intangible assets)	$67,212	$28,075	$39,137	139%
Cost of product revenues, as % of revenues	15.8%	26.1%
Cost of product revenues (excluding amortization of intangible assets) were $67.2 million for the three months ended June 30, 2026 as compared to $28.1 million for the same period in 2025, an increase of $39.1 million, or 139%. This increase was primarily attributable to the increase in total product revenues discussed above. Cost of product revenues as a percent of revenues decreased in the current period due to sales of BRINSUPRI, which has lower manufacturing costs than ARIKAYCE.
All product costs for BRINSUPRI incurred prior to FDA approval on August 12, 2025 were expensed as R&D expenses. We expect this to benefit our cost of product revenues (excluding amortization of intangible assets) in 2026 and beyond as we sell through inventory that was expensed prior to FDA approval of BRINSUPRI.

R&D Expenses
R&D expenses for the three months ended June 30, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2026	2025	$	%
External Expenses
Clinical development and research	$55,897	$41,251	$14,646	36%
Manufacturing	37,841	41,608	(3,767)	(9)%
Regulatory, quality assurance, and medical affairs	14,090	10,798	3,292	30%
Subtotal—external expenses	$107,828	$93,657	$14,171	15%
Internal Expenses
Compensation and benefit-related expenses	$69,080	$56,389	$12,691	23%
Stock-based compensation	20,292	15,970	4,322	27%
Other internal operating expenses	12,834	11,174	1,660	15%
Subtotal—internal expenses	$102,206	$83,533	$18,673	22%
Total R&D expenses	$210,034	$177,190	$32,844	19%
R&D expenses were $210.0 million for the three months ended June 30, 2026 as compared to $177.2 million for the same period in 2025, an increase of $32.8 million, or 19%. This increase was primarily due to a $17.0 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount, and a $14.6 million increase in clinical development and research costs primarily related to TPIP.
External R&D expenses by product for the three months ended June 30, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2026	2025	$	%
TPIP external R&D expenses	$38,935	$20,649	$18,286	89%
Brensocatib external R&D expenses	13,829	33,560	(19,731)	(59)%
ARIKAYCE external R&D expenses	6,228	11,003	(4,775)	(43)%
Other external R&D expenses	48,836	28,445	20,391	72%
Total external R&D expenses	$107,828	$93,657	$14,171	15%
SG&A Expenses
SG&A expenses for the three months ended June 30, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2026	2025	$	%
Compensation and benefit-related expenses	$70,520	$51,320	$19,200	37%
Stock-based compensation	20,962	27,006	(6,044)	(22)%
Professional fees and other external expenses	133,267	56,805	76,462	135%
Facility related and other internal expenses	22,718	19,632	3,086	16%
Total SG&A expenses	$247,467	$154,763	$92,704	60%
SG&A expenses were $247.5 million for the three months ended June 30, 2026 as compared to $154.8 million for the same period in 2025, an increase of $92.7 million, or 60%. This increase was primarily due to a $76.5 million increase in professional fees and other external expenses and a $19.2 million increase in compensation and benefit-related expenses due to an increase in headcount, both driven by commercial activities for BRINSUPRI.
Amortization of Intangible Assets
Amortization of intangible assets was $2.1 million for the three months ended June 30, 2026 as compared to $1.3 million for the same period in 2025, an increase of $0.8 million. This increase was due to amortization of the AstraZeneca milestones achieved upon FDA and EC approvals of BRINSUPRI in August 2025 and November 2025, respectively.

Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for the three months ended June 30, 2026 was $99.8 million and was primarily due to the decrease in our share price and to a lesser extent, the change in probabilities of success. Contingent consideration is the potential future consideration to be paid to former equityholders of the businesses we acquired.
Investment Income
Investment income was $11.0 million for the three months ended June 30, 2026 as compared to $13.2 million for the same period in 2025, a decrease of $2.2 million, or 17%. This decrease was due to lower average cash and marketable securities balances and lower interest rates in 2026 relative to the same period in 2025.
Interest Expense
Interest expense for the three months ended June 30, 2026 was $20.3 million as compared to $21.2 million for the same period in 2025, a decrease of $1.0 million, or 5%. This decrease was primarily due to the redemption of the Company's outstanding 0.75% Convertible Senior Notes due 2028 in the second quarter of 2025. See Note 10 - Debt and Note 11 - Royalty Financing Agreement in this Quarterly Report on Form 10-Q for further details.
RESULTS OF OPERATIONS
Comparison of the Six Months Ended June 30, 2026 and 2025
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE and BRINSUPRI. The following table summarizes revenue by product and geography for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2026	2025	$	%
ARIKAYCE
US	$133,070	$132,958	$112	<1%
International	81,356	67,280	14,076	21%
Total	$214,426	$200,238	$14,188	7%
BRINSUPRI
US	$515,737	$—	$515,737	NA
International	1,287	—	1,287	NA
Total	$517,024	$—	$517,024	NA
Total
US	$648,807	$132,958	$515,849	388%
International	82,643	67,280	15,363	23%
Total product revenues, net	$731,450	$200,238	$531,212	265%
Product revenues, net, for the six months ended June 30, 2026 were $731.5 million as compared to $200.2 million for the same period in 2025, an increase of $531.2 million, or 265%. This increase was a result of $515.7 million of US commercial sales of BRINSUPRI following approval in August 2025 and a $14.2 million growth in sales of ARIKAYCE, primarily driven by growth in international sales.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2026	2025	$	%
Cost of product revenues (excluding amortization of intangible assets)	$114,632	$49,353	$65,279	132%
Cost of product revenues, as % of revenues	15.7%	24.6%
Cost of product revenues (excluding amortization of intangible assets) were $114.6 million for the six months ended June 30, 2026 as compared to $49.4 million for the same period in 2025, an increase of $65.3 million, or 132%. This increase was primarily attributable to the increase in total product revenues discussed above. Cost of product revenues as a percent of revenues decreased in the current period due to sales of BRINSUPRI, which has lower manufacturing costs than ARIKAYCE.
R&D Expenses
R&D expenses for the six months ended June 30, 2026 and 2025 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2026	2025	$	%
External Expenses
Clinical development and research	$103,853	$81,788	$22,065	27%
Manufacturing	75,977	63,417	12,560	20%
Regulatory, quality assurance, and medical affairs	25,123	18,470	6,653	36%
Subtotal—external expenses	$204,953	$163,675	$41,278	25%
Internal Expenses
Compensation and benefit-related expenses	$141,220	$109,947	$31,273	28%
Stock-based compensation	44,286	33,350	10,936	33%
Other internal operating expenses	29,060	22,795	6,265	27%
Subtotal—internal expenses	$214,566	$166,092	$48,474	29%
Total R&D expenses	$419,519	$329,767	$89,752	27%
R&D expenses were $419.5 million for the six months ended June 30, 2026 as compared to $329.8 million for the same period in 2025, an increase of $89.8 million, or 27%. This increase was primarily due to a $42.2 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount, and a $22.1 million increase in clinical development and research costs and a $12.6 million increase in manufacturing costs, both primarily related to TPIP.
External R&D expenses by product for the six months ended June 30, 2026 and 2025 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2026	2025	$	%
TPIP external R&D expenses	$76,276	$29,802	$46,474	156%
Brensocatib external R&D expenses	32,313	54,221	(21,908)	(40)%
ARIKAYCE external R&D expenses	14,850	23,124	(8,274)	(36)%
Other external R&D expenses	81,514	56,528	24,986	44%
Total external R&D expenses	$204,953	$163,675	$41,278	25%
SG&A Expenses
SG&A expenses for the six months ended June 30, 2026 and 2025 were comprised of the following (in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2026	2025	$	%
Compensation and benefit-related expenses	$145,313	$106,156	$39,157	37%
Stock-based compensation	42,722	48,888	(6,166)	(13)%
Professional fees and other external expenses	258,231	107,366	150,865	141%
Facility related and other internal expenses	48,460	39,898	8,562	21%
Total SG&A expenses	$494,726	$302,308	$192,418	64%
SG&A expenses were $494.7 million for the six months ended June 30, 2026 as compared to $302.3 million for the same period in 2025, an increase of $192.4 million, or 64%. This increase was primarily due to a $150.9 million increase in professional fees and other external expenses and a $39.2 million increase in compensation and benefit-related expenses due to an increase in headcount, both driven by commercial activities for BRINSUPRI.

Amortization of Intangible Assets
Amortization of intangible assets was $4.2 million for the six months ended June 30, 2026 as compared to $2.5 million for the same period in 2025, an increase of $1.6 million. This increase was due to amortization of the AstraZeneca milestones achieved upon FDA and EC approvals of BRINSUPRI in August 2025 and November 2025, respectively.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for the six months ended June 30, 2026 was $146.7 million and was primarily due to the decrease in our share price and to a lesser extent, the change in probabilities of success, partially offset by an increase in the obligation associated with the reauthorization of the PRV program.
Investment Income
Investment income was $23.0 million for the six months ended June 30, 2026 as compared to $27.1 million for the same period in 2025, a decrease of $4.1 million, or 15%. This decrease was due to lower average cash and marketable securities balances and lower interest rates in 2026 relative to the same period in 2025.
Interest Expense
Interest expense for the six months ended June 30, 2026 was $40.4 million as compared to $42.8 million for the same period in 2025, a decrease of $2.5 million, or 6%. This decrease was primarily due to the redemption of the Company's outstanding 0.75% Convertible Senior Notes due 2028 in the second quarter of 2025. See Note 10 - Debt and Note 11 - Royalty Financing Agreement in this Quarterly Report on Form 10-Q for further details.
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
Based on our current operating plan, we anticipate that our cash and cash equivalents and marketable securities as of June 30, 2026 will enable us to fund our operations. While we believe we currently have sufficient funds to meet our financial needs for at least the next 12 months, we may raise additional capital to fund future development of our product candidates, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address serious diseases with significant unmet need. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be expenses related to our commercialization efforts for ARIKAYCE and BRINSUPRI and development costs for our clinical-stage assets and, to a lesser extent, our pre-clinical research programs.
Cash Flows
As of June 30, 2026, we had cash and cash equivalents of $544.8 million, as compared to $510.4 million as of December 31, 2025. In addition, as of June 30, 2026, we had marketable securities of $615.5 million, as compared to $919.6 million as of December 31, 2025. The net decrease in cash and cash equivalents and marketable securities was primarily due to the cash used in operating activities and the $15.0 million milestone payment to AstraZeneca following EC approval of BRINSUPRI, partially offset by proceeds from the exercise of stock options. Our working capital was $1.2 billion and $1.3 billion as of June 30, 2026 and December 31, 2025, respectively.
Net cash used in operating activities was $311.6 million and $467.7 million for the six months ended June 30, 2026 and 2025, respectively. The net cash used in operating activities during the six months ended June 30, 2026 and 2025 was primarily driven by commercial, clinical, and manufacturing activities related to ARIKAYCE, commercial and commercial readiness activities for BRINSUPRI, as well as other SG&A expenses, and clinical trial expenses related to brensocatib and TPIP. The decrease in cash used in operating activities for the six months ended June 30, 2026 as compared to the same period in 2025 was primarily due to the decrease in net loss, excluding the adjustments to reconcile net loss to net cash used in operating activities.

Net cash provided by investing activities was $290.0 million and $308.2 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, net cash provided by investing activities consisted primarily of maturities of marketable securities, partially offset by purchases of marketable securities and the $15.0 million milestone payment to AstraZeneca following EC approval of BRINSUPRI. During the six months ended June 30, 2025, net cash provided by investing activities consisted primarily of maturities of marketable securities, partially offset by purchases of marketable securities.
Net cash provided by financing activities was $56.7 million and $886.8 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, net cash provided by financing activities consisted primarily of proceeds from the exercise of stock options and ESPP. During the six months ended June 30, 2025, net cash provided by financing activities consisted primarily of net proceeds from the issuance of common stock and proceeds from the exercise of stock options and ESPP.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations during the six months ended June 30, 2026 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2026, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government. As of June 30, 2026, we had $615.5 million in marketable securities.
As of June 30, 2026, we had our $500.0 million Term Loans outstanding. The Term Loans accrue interest quarterly at a fixed rate of 9.6% per annum. If a 10% change in interest rates had occurred on June 30, 2026, it would not have had a material effect on the fair value of our debt as of that date, nor would it have a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, Swiss Francs and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the six months ended June 30, 2026 and 2025, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 4.                                                CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities adopted, modified or terminated by our officers and directors (each as defined in Rule 16a-1(f) of the Exchange Act) during the second quarter of 2026, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a Trading Plan).

Name and Title	Date of Adoption of Trading Plan	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan	Date Plan Terminated
S. Nicole Schaeffer Chief People Strategy Officer	05/11/2026	08/31/2026	12/01/2026	101,100	NA

(1) A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.
In addition, during the period covered by this Quarterly Report on Form 10-Q, one of our officers, Samuele Butera, our SVP, General Manager, Global Respiratory, entered into a grant agreement relating to RSUs that included a “sell-to-cover” arrangement constituting a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), requiring the pre-arranged sale of shares upon vesting to satisfy tax withholding obligations arising solely from such vesting of the RSUs and the related issuance of shares. The amount of shares to be sold to satisfy the tax withholding obligations under this arrangement is dependent on the trading price of the Company’s common stock at the time of the vesting of the RSUs. The duration of this arrangement is until the final vesting date of the RSUs or the earlier forfeiture of unvested RSUs as set forth in the grant agreement.

ITEM 6.    EXHIBITS
Exhibit Index

3.1	Articles of Incorporation of Insmed Incorporated, as amended through June 14, 2012 (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Annual Report on Form 10-K filed on March 18, 2013).

3.2	Amended and Restated Bylaws of Insmed Incorporated (effective as of May 11, 2023) (incorporated by reference from Exhibit 3.1 to Insmed Incorporated’s Current Report on Form 8-K filed on May 11, 2023).

10.1*	Form of Award Agreement for Restricted Stock Units issued to directors pursuant to the Insmed Incorporated Amended and Restated 2019 Incentive Plan for awards granted on or after May 11, 2026 (filed herewith).

10.2*	Employment Agreement, effective as of June 23, 2026, between Insmed Incorporated and Samuele Butera (filed herewith).

31.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certification of William H. Lewis, Chair and Chief Executive Officer (Principal Executive Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

32.2	Certification of Sara Bonstein, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Insmed Incorporated, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

101
The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2026 and 2025, (iii) Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL and contained in Exhibit 101.

*    Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: August 6, 2026	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)