Form 10-Q
period 2026-09-30
INSMED Inc
filed 2026-10-29
CIK 1104506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2026, there were 219,380,309 shares of the registrant’s common stock outstanding.

INSMED INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

PART I.  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
INSMED INCORPORATED
Consolidated Balance Sheets
(in thousands, except par value and share data)

	As of	As of
	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$396,563	$510,445
Marketable securities	750,063	919,602
Accounts receivable	259,270	140,857
Inventory	163,946	132,068
Prepaid expenses and other current assets	136,665	91,236
Total current assets	1,706,507	1,794,208
Fixed assets, net	108,341	102,942
Finance lease right-of-use assets	13,527	15,561
Operating lease right-of-use assets	17,624	20,708
Intangibles, net	138,439	97,651
Goodwill	136,110	136,110
Other assets	105,508	97,378
Total assets	$2,226,056	$2,264,558
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$574,538	$456,060
Current portion of royalty financing agreement	10,232	—
Finance lease liabilities	3,654	3,345
Operating lease liabilities	8,151	9,469
Total current liabilities	596,575	468,874
Debt, long-term	544,862	540,964
Royalty financing agreement	146,231	162,865
Contingent consideration	178,090	314,340
Finance lease liabilities, long-term	17,941	20,719
Operating lease liabilities, long-term	10,097	12,174
Other long-term liabilities	6,046	5,646
Total liabilities	1,499,842	1,525,582
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 authorized shares, 219,320,467 and 214,255,853 issued and outstanding shares at September 30, 2026 and December 31, 2025, respectively	2,193	2,143
Additional paid-in capital	6,637,877	6,372,064
Accumulated deficit	(5,913,816)	(5,636,692)
Accumulated other comprehensive (loss) gain	(40)	1,461
Total shareholders’ equity	726,214	738,976
Total liabilities and shareholders’ equity	$2,226,056	$2,264,558
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Product revenues, net	$524,428	$142,342	$1,255,878	$342,580

Operating expenses:
Cost of product revenues (excluding amortization of intangible assets)	78,215	29,365	192,847	78,718
Research and development	269,963	186,415	689,482	516,182
Selling, general and administrative	253,029	186,376	747,755	488,684
Amortization of intangible assets	5,050	1,538	9,212	4,064
Change in fair value of contingent consideration	7,540	104,653	(139,181)	181,953
Total operating expenses	613,797	508,347	1,500,115	1,269,601

Operating loss	(89,369)	(366,005)	(244,237)	(927,021)

Investment income	11,070	18,289	34,089	45,420
Interest expense	(20,410)	(20,382)	(60,765)	(63,196)
Other income (expense), net	1,056	(603)	(211)	(18)
Loss before income taxes	(97,653)	(368,701)	(271,124)	(944,815)

Provision for income taxes	2,666	1,320	6,000	3,475

Net loss	$(100,319)	$(370,021)	$(277,124)	$(948,290)

Basic and diluted net loss per share	$(0.46)	$(1.75)	$(1.28)	$(4.89)

Weighted average basic and diluted common shares outstanding	218,788	211,759	217,215	194,087

Net loss	$(100,319)	$(370,021)	$(277,124)	$(948,290)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	3,671	(658)	97	3,826
Unrealized (loss) gain on marketable securities	(338)	924	(1,598)	461
Total comprehensive loss	$(96,986)	$(369,755)	$(278,625)	$(944,003)

See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2025	211,111	$2,111	$6,184,078	$(4,938,186)	$1,732	$1,249,735
Comprehensive loss:
Net loss				(370,021)		(370,021)
Other comprehensive income					266	266
Issuance of common stock for exercise of stock options, vesting of RSUs and PSUs, and ESPP	1,472	15	34,399			34,414
Net proceeds from issuance of common stock			(256)			(256)
Stock-based compensation expense			31,433			31,433
Balance at September 30, 2025	212,583	$2,126	$6,249,654	$(5,308,207)	$1,998	$945,571

Balance at June 30, 2026	218,281	$2,183	$6,572,181	$(5,813,497)	$(3,373)	$757,494
Comprehensive loss:
Net loss				(100,319)		(100,319)
Other comprehensive income					3,333	3,333
Issuance of common stock for exercise of stock options, vesting of RSUs, and ESPP	1,039	10	24,476			24,486
Stock-based compensation expense			41,220			41,220
Balance at September 30, 2026	219,320	$2,193	$6,637,877	$(5,913,816)	$(40)	$726,214
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Shareholders' Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2024	179,383	$1,794	$4,645,791	$(4,359,917)	$(2,289)	$285,379
Comprehensive loss:
Net loss				(948,290)		(948,290)
Other comprehensive income					4,287	4,287
Issuance of common stock for exercise of stock options, vesting of RSUs and PSUs, and ESPP	6,293	63	101,038			101,101
Net proceeds from issuance of common stock	8,984	90	823,192			823,282
Issuance of common stock upon conversion of convertible notes	17,923	179	565,962			566,141
Stock-based compensation expense			113,671			113,671
Balance at September 30, 2025	212,583	$2,126	$6,249,654	$(5,308,207)	$1,998	$945,571

Balance at December 31, 2025	214,256	$2,143	$6,372,064	$(5,636,692)	$1,461	$738,976
Comprehensive loss:
Net loss				(277,124)		(277,124)
Other comprehensive loss					(1,501)	(1,501)
Issuance of common stock for exercise of stock options, vesting of RSUs, and ESPP	4,700	47	82,720			82,767
Issuance of common stock for Business Acquisition milestone achievement	364	3	54,865			54,868
Stock-based compensation expense			128,228			128,228
Balance at September 30, 2026	219,320	$2,193	$6,637,877	$(5,913,816)	$(40)	$726,214
See accompanying notes to the unaudited consolidated financial statements

INSMED INCORPORATED
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(277,124)	$(948,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,459	6,825
Amortization of intangible assets	9,212	4,064
Stock-based compensation expense	128,228	113,671
Amortization of debt issuance costs	4,291	4,840
Royalty financing non-cash interest expense	15,330	15,344
Accretion of discount on marketable securities, net	(16,808)	(27,951)
Finance lease amortization expense	2,034	2,034
Non-cash operating lease expense	2,202	2,748
Change in fair value of contingent consideration	(139,181)	181,953
Changes in operating assets and liabilities:
Accounts receivable	(118,454)	(11,007)
Inventory	(32,863)	(19,755)
Prepaid expenses and other current assets	(45,610)	(27,207)
Other assets	(8,744)	9,664
Accounts payable and accrued liabilities	122,012	9,727
Other liabilities	(2,010)	(4,078)
Net cash used in operating activities	(348,026)	(687,418)
Investing activities
Purchase of fixed assets	(15,364)	(15,972)
Payment of AZ milestone	(15,000)	—
Purchase of marketable securities	(794,251)	(2,092,014)
Maturities of marketable securities	979,000	1,654,000
Net cash provided by (used in) investing activities	154,385	(453,986)
Financing activities
Proceeds from exercise of stock options and ESPP	82,799	101,082
Proceeds from issuance of common stock, net	—	823,282
Payments of principal of 0.75% convertible senior notes due 2028	—	(1,965)
Payments of finance lease principal	(2,469)	(2,185)
Net cash provided by financing activities	80,330	920,214
Effect of exchange rates on cash and cash equivalents	(571)	924
Net decrease in cash and cash equivalents	(113,882)	(220,266)
Cash and cash equivalents at beginning of period	510,445	555,030
Cash and cash equivalents at end of period	$396,563	$334,764
Supplemental disclosures of cash flow information:
Cash paid for interest	$39,805	$41,843
Cash paid for income taxes	$5,074	$4,030

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
BRINSUPRI (brensocatib 25 mg and 10 mg tablets), an oral, once-daily treatment for non-cystic fibrosis bronchiectasis (referred to as bronchiectasis or NCFB) in patients 12 years of age and older, was approved in the US in August 2025. In November 2025, the EC approved BRINSUPRI (brensocatib 25 mg tablets) for the treatment of NCFB in patients 12 years of age and older with two or more exacerbations in the prior 12 months. In February 2026, the United Kingdom's (UK) Medicines and Healthcare products Regulatory Agency (MHRA) approved BRINSUPRI (brensocatib 25 mg tablets) for the treatment of NCFB in patients 12 years of age and older with two or more flare-ups or worsening of symptoms in the past 12 months. In August 2026, Japan's MHLW approved BRINSUPRI Tablets 25 mg (brensocatib hydrate) for the treatment of NCFB in patients 12 years of age and older. Bronchiectasis is a serious, chronic lung disease in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage.
The Company's Respiratory therapeutic area also includes clinical-stage programs for treprostinil palmitil inhalation powder (TPIP) and INS1148. TPIP is an inhaled dry powder formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for pulmonary hypertension associated with interstitial lung disease (PH-ILD), pulmonary arterial hypertension (PAH), progressive pulmonary fibrosis (PPF), and idiopathic pulmonary fibrosis (IPF). INS1148 is a monoclonal antibody targeting a specific isoform of Stem Cell Factor, called Stem Cell Factor 248 (SCF248), which we plan to initially develop for IPF, with plans to evaluate PPF and explore other diseases where inhibition of the pro-inflammatory and pro-fibrotic responses mediated by SCF248 may be beneficial. The Company is also exploring additional opportunities utilizing its various technologies within the Respiratory therapeutic area.
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
The Company had $396.6 million of cash and cash equivalents and $750.1 million of marketable securities as of September 30, 2026 and reported a net loss of $277.1 million for the nine months ended September 30, 2026. The Company has funded its operations through public offerings of equity securities, debt financings, revenue interest financings, and revenues generated from ARIKAYCE and BRINSUPRI. The Company expects to continue to incur consolidated operating losses, including losses in its US and certain international entities, while funding research and development (R&D) activities for ARIKAYCE, TPIP, INS1148, INS1201, INS1202, and its other pipeline programs, and commercialization and regulatory activities for BRINSUPRI and ARIKAYCE.
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
The following table presents the customers representing 10% or more of the Company's gross product revenues for the nine months ended September 30, 2026 and their respective percentages for the nine months ended September 30, 2025.

	Nine Months Ended September 30,
	2026	2025
Customer A	38%	30%
Customer B	21%	26%
Customer C	18%	9%
Customer D	15%	6%
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
The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(100,319)	$(370,021)	$(277,124)	$(948,290)
Denominator:
Weighted average common shares used in calculation of basic net loss per share:	218,788	211,759	217,215	194,087
Effect of dilutive securities:
Common stock options	—	—	—	—
RSUs	—	—	—	—
PSUs	—	—	—	—
Weighted average common shares outstanding used in calculation of diluted net loss per share	218,788	211,759	217,215	194,087
Net loss per share:
Basic and diluted	$(0.46)	$(1.75)	$(1.28)	$(4.89)

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 2. Summary of Significant Accounting Policies (Continued)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average common shares outstanding as of September 30, 2026 and 2025, as their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2026	2025
Common stock options	14,406	18,689
RSUs	3,343	3,887
Development milestone shares issuable	—	365
PSUs	183	—
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
The following table shows assets and liabilities that are measured at fair value on a recurring basis and their carrying value (in millions):

	As of September 30, 2026
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$396.6	$396.6	$—	$—
Marketable securities	$750.1	$750.1	$—	$—
Liabilities
Contingent consideration	$178.1	$—	$—	$178.1

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)

	As of December 31, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$510.4	$510.4	$—	$—
Marketable securities	$919.6	$919.6	$—	$—
Liabilities
Contingent consideration	$372.1	$—	$—	$372.1
During the nine months ended September 30, 2026, there were purchases of $794.3 million of marketable securities and maturities of $979.0 million of marketable securities, consisting of US Treasury Bills.
As of September 30, 2026, the Company held $750.1 million of available-for-sale securities. Marketable securities maturing in one year or less are classified as current assets and marketable securities maturing in more than one year are classified as non-current assets.
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers in or out of Level 1, Level 2, or Level 3 during the nine months ended September 30, 2026. During the nine months ended September 30, 2026, new Level 1 assets were added in connection with the Company's purchase of available-for-sale securities.
The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. In making its determination, the Company considers a number of factors, including: (1) the significance of the decline; (2) whether the security was rated below investment grade; (3) failure of the issuer to make scheduled interest or principal payments; and (4) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover. The Company has determined that there were no other-than-temporary impairments during the nine months ended September 30, 2026.
Contingent Consideration
The contingent consideration liabilities arose from the acquisition of Motus Biosciences, Inc. and AlgaeneX, Inc. in August 2021 (together, the Business Acquisition). The contingent consideration liabilities consist of developmental and regulatory milestones, a priority review voucher (PRV) milestone, and net sales milestones. As of September 30, 2026, the Company was obligated to issue to Motus equityholders up to 4,610,838 shares of the Company's common stock in the aggregate and AlgaeneX equityholders up to 368,867 shares of the Company's common stock in the aggregate upon the achievement of certain development and regulatory milestone events. The fair value of the development and regulatory milestones are estimated utilizing a probability-adjusted approach. The weighted average probability of success of the remaining development and regulatory milestones was 28% as of September 30, 2026. The development and regulatory milestones, if achieved, will be settled in shares of the Company's common stock. As such, there is no discount rate applied in the fair value calculation. During the third quarter of 2025 and first quarter of 2026, development milestones in connection with the Motus acquisition were achieved, resulting in the issuance of 364,566 shares of the Company's common stock in October 2025 and 364,397 shares of the Company's common stock in March 2026, respectively.
If the Company were to receive a PRV, the Company would be obligated to pay to the Motus equityholders a portion of the value of the PRV, subject to certain reductions. The potential payout will be either 50% of the after tax net proceeds received by the Company from a sale of the PRV or 50% of the average of the sales prices for the last three publicly disclosed PRV sales, less certain adjustments. The fair value of the PRV milestone is estimated utilizing a probability-adjusted discounted cash flow approach. This obligation will be settled in cash. On December 20, 2024, the FDA's PRV program expired. As of December 31, 2025, the Company determined that the likelihood of receiving a PRV was remote and the related milestone had no fair value. On February 3, 2026, the PRV program was reauthorized. As of September 30, 2026, the Company determined that the value of the PRV milestone was $15.5 million.
The contingent consideration liabilities for net sales milestones were valued using an option pricing model with Monte Carlo simulation. As of September 30, 2026, the fair value of these net sales milestones were deemed immaterial to the overall fair value of the contingent consideration.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Fair Value Measurements (Continued)
The contingent consideration liabilities have been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the inputs to the valuation approach, the estimated fair value could be significantly different than the fair value the Company determined. Contingent consideration liabilities expected to be settled within twelve months are classified as a current liability within accounts payable and accrued liabilities. Contingent consideration liabilities expected to be settled in more than twelve months are classified as a non-current liability. As of September 30, 2026, there was no current contingent consideration outstanding, and the fair value of the non-current contingent consideration was $178.1 million.
A valuation of the contingent consideration liabilities is performed quarterly with gains and losses included within change in fair value of contingent consideration in the consolidated statements of comprehensive loss. The following significant unobservable inputs were used in the valuation of the contingent consideration liabilities as of September 30, 2026 and December 31, 2025:

	Fair Value as of September 30, 2026 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$159.8	Probability-adjusted	Probabilities of success	0% - 80%
PRV milestone	$15.5	Probability-adjusted discounted cash flow	Probability of success	23.0%
			Discount rate	21.9%

	Fair Value as of December 31, 2025 (in millions)	Valuation Technique	Unobservable Inputs	Values
Development and regulatory milestones	$366.9	Probability-adjusted	Probabilities of success	14% - 90%
A rollforward of the Company's valuations for the contingent consideration liabilities for the nine months ended September 30, 2026 and 2025 follows (in thousands):

Contingent Consideration (Level 3 Liabilities)
Balance as of December 31, 2024	$168,900
Additions	—
Change in fair value	181,953
Milestone met and payable	(48,753)
Balance as of September 30, 2025	$302,100
Balance as of December 31, 2025	$372,139
Additions	—
Change in fair value	(139,181)
Payments	(54,868)
Balance as of September 30, 2026	$178,090
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
The following tables present a geographic summary of the Company's product revenues, net, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ARIKAYCE
US	$75,508	$73,984	$208,578	$206,942
International	48,867	40,307	130,223	107,587
Total	$124,375	$114,291	$338,801	$314,529
BRINSUPRI
US	$398,077	$28,051	$913,814	$28,051
International	1,976	—	3,263	—
Total	$400,053	$28,051	$917,077	$28,051
Total
US	$473,585	$102,035	$1,122,392	$234,993
International	50,843	40,307	133,486	107,587
Total product revenues, net	$524,428	$142,342	$1,255,878	$342,580
The Company also recognizes revenue related to various managed access programs. The Company recognizes certain international revenue related to early access programs (EAPs) in Europe.
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
5. Inventory
The Company's inventory balance consists of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Raw materials	$54,817	$30,623
Work-in-process	41,438	41,346
Finished goods	67,691	60,099
	$163,946	$132,068

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
6. Intangibles, Net and Goodwill
Intangibles, Net
Finite-lived Intangible Assets
As of September 30, 2026, the Company's finite-lived intangible assets consisted of acquired ARIKAYCE R&D, the milestones paid to PARI Pharma GmbH (PARI) for the license to use the Lamira® Nebulizer System (Lamira) for the delivery of ARIKAYCE to patients as a result of the FDA and EC approvals of ARIKAYCE in September 2018 and October 2020, respectively, the milestones paid to AstraZeneca AB (AstraZeneca) as a result of the FDA and EC approvals of BRINSUPRI in August 2025 and November 2025, respectively, the milestone payable to AstraZeneca as a result of Japan's MHLW approval of BRINSUPRI in August 2026, and the pending milestone payable to AstraZeneca for the probable achievement of $1.0 billion in net sales of BRINSUPRI in a calendar year. The Company began amortizing its acquired ARIKAYCE R&D and PARI milestone-related intangible assets in October 2018, over ARIKAYCE's initial regulatory exclusivity period of 12 years. The Company began amortizing its AstraZeneca milestone-related intangible assets over BRINSUPRI's regulatory exclusivity period of approximately 14 years beginning August 2025 upon FDA approval of BRINSUPRI, November 2025 upon EC approval of BRINSUPRI, and August 2026 upon Japan's MHLW approval of BRINSUPRI. As of September 30, 2026, the Company determined the achievement of the AstraZeneca $1.0 billion net sales in a calendar year of BRINSUPRI milestone was probable, triggering a pending $35.0 million payable and intangible asset. During the third quarter of 2026, the Company also recognized incremental cumulative amortization expense related to the recognition of this milestone. Amortization expense is estimated to be $3.0 million for the remainder of 2026, $12.0 million per year for the years 2027 through 2029 and $10.8 million for 2030.
Indefinite-lived Intangible Assets
As of September 30, 2026, the Company's indefinite-lived intangible assets consisted of acquired IPR&D from the Business Acquisition. Indefinite-lived intangible assets are not amortized.
A rollforward of the Company's intangible assets for the nine months ended September 30, 2026 and 2025 is as follows (in thousands):

Intangible Asset	December 31, 2025	Additions	Amortization	September 30, 2026
Acquired ARIKAYCE R&D	$23,038	$—	$(3,638)	$19,400
PARI milestones	962	—	(151)	811
AstraZeneca milestones	44,051	50,000	(5,423)	88,628
Acquired IPR&D	29,600	—	—	29,600
	$97,651	$50,000	$(9,212)	$138,439

Intangible Asset	December 31, 2024	Additions	Amortization	September 30, 2025
Acquired ARIKAYCE R&D	$27,888	$—	$(3,638)	$24,250
PARI milestones	1,164	—	(151)	1,013
AstraZeneca milestones	—	30,000	(275)	29,725
Acquired IPR&D	29,600	—	—	29,600
	$58,652	$30,000	$(4,064)	$84,588
Goodwill
The Company's goodwill balance of $136.1 million as of September 30, 2026 and December 31, 2025, resulted from the August 2021 Business Acquisition.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Fixed Assets, Net
Fixed assets are stated at cost and depreciated using the straight-line method, based on useful lives as follows (in thousands):

	Estimated Useful Life (years)	As of
Asset Description		September 30, 2026	December 31, 2025
Building	39	$10,437	$10,437
Land	NA	1,963	1,963
Lab equipment	7	45,494	39,127
Furniture and fixtures	7	6,428	6,428
Computer hardware and software	3-5	9,276	8,425
Office equipment	7	171	171
Manufacturing equipment	7	1,537	1,336
Leasehold improvements	2-10	55,266	53,400
Construction in progress	—	47,846	42,410
		178,418	163,697
Less: accumulated depreciation		(70,077)	(60,755)
		$108,341	$102,942

8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Accounts payable and other accrued operating expenses	$84,302	$79,907
Accrued clinical trial expenses	44,092	34,329
Accrued professional fees	34,279	23,658
Accrued technical operation expenses	35,201	22,533
Accrued compensation and employee related costs	77,411	111,514
Accrued royalty and milestones payable	51,531	17,101
Revenue Interest Payments payable	8,597	6,449
Accrued sales allowances and related costs	168,430	70,869
Accrued French rebate payable	4,187	6,960
Contingent consideration	—	57,799
Accrued milestone payment to AstraZeneca	50,000	15,000
Other accrued liabilities	16,508	9,941
	$574,538	$456,060
In August 2026, a $15.0 million milestone became payable to AstraZeneca upon Japan's MHLW approval of BRINSUPRI. As of September 30, 2026, a $35.0 million sales milestone payable to AstraZeneca became probable pending achievement of the $1.0 billion in net sales of BRINSUPRI in a calendar year. See Note 6 - Intangibles, Net and Goodwill for further details.

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
The Company records variable consideration for variable lease payments in excess of fixed fees or minimum guarantees. Variable consideration related to the Company's leasing arrangements was $11.7 million and $15.3 million for the three months ended September 30, 2026 and 2025, respectively, and $24.6 million and $21.2 million for the nine months ended September 30, 2026 and 2025, respectively. Variable costs related to CMO manufacturing agreements are direct costs related to the manufacturing of ARIKAYCE and are capitalized within inventory in the Company's consolidated balance sheet, while the variable costs related to other leasing arrangements, not related to the manufacturing of ARIKAYCE, have been classified within operating expenses in the Company's consolidated statements of comprehensive loss.
The table below summarizes the supplemental non-cash disclosures of the Company's leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Finance right-of-use assets obtained in exchange for lease obligations	$—	$—	$—	$—
Operating right-of-use assets obtained in exchange for lease obligations	$5,217	$1,731	$5,217	$1,731
In addition to the Company's lease agreements that have previously commenced and are reflected in the consolidated financial statements, the Company has entered into additional lease agreements that have not yet commenced. The Company entered into certain agreements with Patheon UK Limited (Patheon) related to increasing its long-term production capacity for ARIKAYCE commercial inventory. The Company has determined that these agreements with Patheon contain an embedded lease for the manufacturing facility and the specialized equipment contained therein. As of September 30, 2026 and December 31, 2025, costs of $77.9 million and $69.5 million, respectively, incurred by the Company under these additional agreements have been classified within other assets in the Company's consolidated balance sheet. Upon the commencement date, prepaid costs and minimum guarantees specified in the agreement will be combined to establish an operating lease ROU asset and operating lease liability.
10. Debt
Amended and Restated Loan Agreement
In October 2022, the Company entered into the $350.0 million loan agreement (the Loan Agreement) with Pharmakon Advisors LP (Pharmakon) that would have matured on October 19, 2027 (the Tranche A Term Loan). The Tranche A Term Loan originally bore interest at a rate based upon the Secured Overnight Financing Rate (SOFR), subject to a SOFR floor of 2.5%, in addition to a margin of 7.75% per annum. Up to 50% of the interest payable during the first 24 months from the closing of the Tranche A Term Loan could have been paid-in-kind at the Company's election. If elected, paid-in-kind interest would have been capitalized and added to the principal amount of the Tranche A Term Loan. The Tranche A Term Loan, including the paid-in-kind interest, would have been repaid in eight equal quarterly payments starting in the 13th quarter following the closing of the Tranche A Term Loan (i.e., the quarter ended March 31, 2026), except that the repayment start date

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
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
The following table presents the carrying value of the Company’s Term Loans balance as of September 30, 2026 and December 31, 2025 (in thousands):

	As of
	September 30, 2026	December 31, 2025
Principal	$500,000	$500,000
Paid-in-kind interest capitalized	46,770	46,770
Debt discount, net	(1,908)	(5,806)
Term Loans	$544,862	$540,964
As of September 30, 2026, future principal repayments of debt for each of the fiscal years through maturity were as follows (in thousands):

Year Ending December 31:
2026	$—
2027	—
2028	341,731
2029	205,039
2030 and thereafter	—
$546,770

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Debt (Continued)
Interest Expense
Interest expense for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Convertible debt contractual interest expense	$—	$—	$—	$1,678
Term Loans contractual interest expense	13,414	13,414	39,805	39,805
Royalty Financing Agreement interest expense	5,087	5,129	15,330	15,344
Amortization of debt issuance costs	1,480	1,342	4,291	4,840
Total debt interest expense	19,981	19,885	59,426	61,667
Finance lease interest expense	429	497	1,339	1,529
Total interest expense	$20,410	$20,382	$60,765	$63,196
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Royalty Financing Agreement (Continued)
The following table presents the activity of the Company's Royalty Financing Agreement balance for the nine-month period ended September 30, 2026 and year ended December 31, 2025 (in thousands):

	Nine Months Ended September 30, 2026	Twelve Months Ended December 31, 2025
Royalty Financing Agreement liability - beginning balance	$164,945	$163,671
Revenue Interest Payments paid and payable	(22,125)	(19,401)
Interest expense recognized	15,330	20,675
Royalty Financing Agreement liability - ending balance	$158,150	$164,945
Royalty financing issuance costs:
Royalty issuance costs, unamortized - beginning balance	$(2,080)	$(2,604)
Amortization of issuance costs	393	524
Royalty issuance costs, unamortized - ending balance	$(1,687)	$(2,080)
	$156,463	$162,865
Less: current portion of royalty financing agreement	(10,232)	—
Royalty Financing Agreement	$146,231	$162,865

The Revenue Interest Payments payable in connection with the Royalty Financing Agreement were $8.6 million and $6.4 million as of September 30, 2026 and December 31, 2025, respectively, which were recorded within accounts payable and accrued expenses on the consolidated balance sheet. Non-cash interest expense is recorded within interest expense in the consolidated statements of comprehensive loss.
12. Shareholders' Equity
Common Stock—As of September 30, 2026, the Company had 500,000,000 shares of common stock authorized with a par value of $0.01 per share and 219,320,467 shares of common stock issued and outstanding. In addition, as of September 30, 2026, the Company had reserved 14,405,923 shares of common stock for issuance upon the exercise of outstanding stock options, 3,343,365 shares of common stock for issuance upon the vesting of RSUs, and 265,889 shares for issuance upon the vesting of PSUs. In connection with the Business Acquisition, the Company reserved 9,406,112 shares of the Company’s common stock, subject to certain closing-related reductions.
Of the 9,406,112 shares reserved, subject to certain closing-related reductions, the Company issued 2,889,367 shares of the Company's common stock in connection with the Business Acquisition in the third quarter of 2021, after certain closing-related deductions. 171,427, 177,203, and 182,182 shares of the Company’s common stock reserved in connection with the Motus acquisition were issued as acquisition consideration on the first, second and third anniversaries of the closing date of the acquisition, respectively, in each case subject to certain reductions. During the third quarter of 2025 and first quarter of 2026, development milestones in connection with the Motus acquisition were achieved, resulting in the issuance of 364,566 shares of the Company's common stock in October 2025 and 364,397 shares of the Company's common stock in March 2026, respectively. Additional shares of the Company's common stock will also be issued upon the achievement of certain development and regulatory milestone events, subject to certain reductions. As of September 30, 2026, 4,979,705 shares of the Company's common stock remain reserved for the Business Acquisition.
Preferred Stock—As of September 30, 2026, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.01 per share and no shares of preferred stock were issued and outstanding.

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation
The Company's current equity compensation plan, the Insmed Incorporated Amended and Restated 2019 Incentive Plan (the 2019 Incentive Plan), was approved by shareholders at the Company's Annual Meeting of Shareholders on May 13, 2023. The 2019 Incentive Plan replaced the Insmed Incorporated 2019 Incentive Plan, as amended, and provided for awards of up to an aggregate of 24,250,000 shares (including the shares previously available for grant under the Insmed Incorporated 2019 Incentive Plan). At the Company's 2024 Annual Meeting of Shareholders, the Company's shareholders approved Amendment No. 1 to the 2019 Incentive Plan, which provides for the issuance of an additional 3,000,000 shares under the 2019 Incentive Plan. At the Company's 2025 Annual Meeting of Shareholders, the Company's shareholders approved Amendment No. 2 to the 2019 Incentive Plan, which provides for the issuance of an additional 10,000,000 shares under the 2019 Incentive Plan. As of September 30, 2026, 10,494,454 shares remain available for future issuance under the 2019 Incentive Plan. The 2019 Incentive Plan will terminate on April 3, 2029, unless it is extended or terminated earlier pursuant to its terms.
In addition, from time to time, the Company makes inducement grants of stock options and RSUs to new hires, which awards are made pursuant to the Nasdaq's inducement grant exception to the shareholder approval requirement for grants of equity compensation. The Company granted inducement stock options and RSUs covering 304,478 shares of the Company's common stock to new employees during the nine months ended September 30, 2026. In February 2025, the Company adopted the Insmed Incorporated 2025 Inducement Plan, under which the Company is authorized to grant a variety of inducement awards, including stock options and RSUs, up to an aggregate of 1,000,000 shares, as an inducement to become an employee of the Company or any of its subsidiaries. As of September 30, 2026, 395,755 shares remain available for future issuance under the Insmed Incorporated 2025 Inducement Plan.
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
Stock Options—As of September 30, 2026, there was $126.3 million of unrecognized compensation expense related to unvested stock options. As of September 30, 2026, the Company had performance-conditioned options totaling 114,780 shares outstanding which had not yet met the recognition criteria.
Restricted Stock Units—As of September 30, 2026, there was $232.0 million of unrecognized compensation expense related to unvested RSU awards.
Performance Stock Units—As of September 30, 2026, there were 91,686 PSUs outstanding with an unrecognized compensation expense of $18.0 million, which assumes a 100% payout for these awards.
The following table summarizes the aggregate stock-based compensation expense recorded in the consolidated statements of comprehensive loss related to stock options, RSUs, PSUs and the ESPP during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$18,998	$15,399	$63,284	$48,749
Selling, general and administrative expenses	22,222	16,034	64,944	64,922
Total stock-based compensation expense	$41,220	$31,433	$128,228	$113,671
14. Income Taxes
The Company recorded a provision for income taxes of $2.7 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $6.0 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively. The provisions recorded for the three and nine months ended September 30, 2026 and 2025 are primarily a result of the Company's international subsidiaries that had taxable income during the periods and income tax on

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Income Taxes (Continued)
modified gross revenues imposed by certain US states. There was a full valuation allowance recorded against the Company's deferred tax assets and therefore no tax benefit was recorded.
The Company is subject to US federal, state and international income taxes and the statute of limitations for tax audit is open for the Company’s federal tax returns for the years ended 2022 and later, generally open for certain states for the years 2021 and later, and generally open for international jurisdictions for the years 2020 and later. The Company has incurred net operating losses since inception, except for the year ended December 31, 2009. Such loss carryforwards would be subject to audit in any tax year in which those losses are utilized, notwithstanding the year of origin. As of September 30, 2026 and December 31, 2025, the Company had recorded reserves for unrecognized income tax benefits against certain deferred tax assets in the US. However, given the Company’s valuation allowance position, these reserves do not have an impact on the balance sheet as of September 30, 2026 and December 31, 2025 or the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2026 and 2025. The Company has not recorded any accrued interest or penalties related to uncertain tax positions.
15. Commitments and Contingencies
Commitments
The Company has entered into various commitments including, but not limited to, asset acquisition and license agreements. See Note 16 - Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information.
Rent expense charged to operations was $3.5 million for both the three months ended September 30, 2026 and 2025, and $10.7 million and $10.3 million for the nine months ended September 30, 2026 and 2025, respectively.
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

INSMED INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Segment Reporting (Continued)
Segment loss, including significant segment expenses, for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenues, net	$524,428	$142,342	$1,255,878	$342,580
Less:
Cost of product revenues (excluding amortization of intangible assets)	78,215	29,365	192,847	78,718
TPIP external R&D expenses	79,229	28,754	155,505	58,556
Brensocatib external R&D expenses	17,023	19,355	49,336	73,576
ARIKAYCE external R&D expenses	4,154	9,214	19,004	32,338
Other external R&D expenses	60,821	36,579	142,335	93,107
R&D compensation and benefit-related expenses	74,446	63,817	215,666	173,764
SG&A compensation and benefit-related expenses	74,303	62,287	219,616	168,443
Other segment items(a)	208,614	150,930	626,527	398,275
Depreciation	3,346	2,458	9,459	6,825
Amortization of intangible assets	5,050	1,538	9,212	4,064
Change in fair value of contingent consideration	7,540	104,653	(139,181)	181,953
Investment income	(11,070)	(18,289)	(34,089)	(45,420)
Interest expense	20,410	20,382	60,765	63,196
Provision for income taxes	2,666	1,320	6,000	3,475
Segment net loss	$(100,319)	$(370,021)	$(277,124)	$(948,290)

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
Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
•failure to continue to successfully commercialize ARIKAYCE in the US, Europe or Japan (amikacin liposome inhalation suspension, Liposomal 590 mg Nebuliser Dispersion, and amikacin sulfate inhalation drug product, respectively) or failure to successfully commercialize BRINSUPRI in the US or Japan, or to maintain US, European or Japanese approval for ARIKAYCE or BRINSUPRI;
•our inability to obtain full approval of ARIKAYCE from the FDA, or our failure to obtain regulatory approval to expand ARIKAYCE’s indication to a broader patient population;
•failure to obtain, or delays in obtaining, regulatory approvals for our product candidates in the US, Europe or Japan, for ARIKAYCE outside of the US, Europe and Japan, including separate regulatory approval for Lamira in each market and for each usage, or for BRINSUPRI outside of the US, Europe or Japan;
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
BRINSUPRI (brensocatib 25 mg and 10 mg tablets), an oral, once-daily treatment for non-cystic fibrosis bronchiectasis (referred to as bronchiectasis or NCFB) in patients 12 years of age and older, was approved in the US in August 2025. In November 2025, the EC approved BRINSUPRI (brensocatib 25 mg tablets) for the treatment of NCFB in patients 12 years of age and older with two or more exacerbations in the prior 12 months. In February 2026, the MHRA granted a marketing authorisation for BRINSUPRI (brensocatib 25 mg tablets) to treat patients 12 years and older with NCFB who have experienced two or more flare-ups or worsening of symptoms in the past 12 months. In August 2026, Japan's MHLW approved BRINSUPRI Tablets 25 mg (brensocatib hydrate) for the treatment for NCFB in adults and pediatric patients 12 years and older. Bronchiectasis is a serious, chronic lung disease in which the bronchi become permanently dilated due to a cycle of infection, inflammation, and lung tissue damage. We are not aware of any other approved therapies in the US, Europe, or Japan for the treatment of patients with bronchiectasis.
Our Product Candidates & Research
Our Respiratory therapeutic area also includes the clinical-stage programs TPIP and INS1148. TPIP is an inhaled dry powder formulation of the treprostinil prodrug treprostinil palmitil which may offer a differentiated product profile for PH-ILD, PAH, PPF, and IPF. INS1148 is a monoclonal antibody targeting SCF248, which we plan to initially develop for IPF, with plans to evaluate PPF and explore other diseases where inhibition of the pro-inflammatory and pro-fibrotic responses mediated by SCF248 may be beneficial. We are exploring additional opportunities utilizing our various technologies within the Respiratory therapeutic area.
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

Our Strategy
We plan to continue to develop, acquire, in-license, or co-promote other first- and best-in-class commercial products, product candidates, and technologies, including those that address serious diseases that currently have significant unmet needs. We are focused broadly on serious disease therapeutics and prioritizing those within our three therapeutic areas. Our key priorities are as follows:
•Drive continued momentum in the US commercialization of BRINSUPRI;
•Ensure successful commercial launch of BRINSUPRI in Japan;
•Continue to provide ARIKAYCE to appropriate patients and expand our label;
•Advance our pipeline and produce topline clinical data readouts in the near and long term; and
•Control spending, prudently deploying capital to support the best return-generating opportunities.
Prior to 2019, we had not generated significant revenue and, through September 30, 2026, we had an accumulated deficit of $5.9 billion. We have financed our operations primarily through the public offerings of our equity securities, debt financings and revenue interest financings. Although it is difficult to predict our future funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and marketable securities as of September 30, 2026 will enable us to fund our operations for at least the next 12 months.
Our ability to reduce our operating loss and begin to generate positive cash flow from operations depends on the continued success in commercializing our marketed products and obtaining full approval of ARIKAYCE in the US. Our continued success also depends on bringing additional clinical stage products, such as TPIP, INS1148, INS1201, and INS1202, to market, and advancing our pre-clinical research programs. We expect to continue to incur substantial expenses related to our research and development activities as we conduct trials of TPIP in PH-ILD, PAH, PPF, and IPF, and fund development of our clinical and pre-clinical programs. We also expect to continue to incur significant costs related to the commercialization of our marketed products. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products; the scope and progress of our research and development efforts; and the timing of certain expenses. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such products and whether or when we may become profitable. Due to the challenging healthcare funding environment in Europe and evolving policies in the US, we do not plan to pursue a traditional commercialization model in Europe for the foreseeable future. However, there are certain other pathways available for patients to receive treatment.
The information below summarizes our recent updates and anticipated near-term milestones for our marketed products and our product candidates.
Respiratory
BRINSUPRI
•In August 2026, Japan's MHLW approved BRINSUPRI Tablets 25 mg (brensocatib hydrate) for the treatment of NCFB in adults and pediatric patients 12 years and older. We launched BRINSUPRI Tablets 25 mg (brensocatib hydrate) in Japan in October 2026.

ARIKAYCE
•In September 2026, our US supplemental new drug application (sNDA) for ARIKAYCE in patients with MAC lung disease was accepted and granted priority review by the FDA as part of a combination antibacterial drug regimen, with a target action date of January 28, 2027.
•We also plan to submit data to the Pharmaceuticals and Medical Devices Agency (PMDA) in the fourth quarter of 2026 to support potential label expansion in Japan.
TPIP
•In July 2026, we reported positive 12-month data from the ongoing open-label extension study of TPIP in patients with PAH.
•PALM-ILD, our Phase 3 study of TPIP in patients with PH-ILD, and PALM-PAH, our Phase 3 study of TPIP in patients with PAH, each continue to enroll patients.
•In September 2026, we initiated the Phase 3 PALM-PPF study of TPIP in patients with PPF.
•We continue to anticipate initiating a Phase 3 study of TPIP in patients with IPF in the first half of 2027.
INS1148

•We continue to advance a Phase 2 development program for INS1148, initially targeting IPF, with plans to evaluate PPF and explore other diseases where inhibition of the pro-inflammatory and pro-fibrotic responses mediated by SCF248 may be beneficial.
Neuro & Other Rare
INS1201
•The ASCEND Phase 1 study evaluating INS1201 in DMD is fully enrolled.
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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2026 and 2025
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE and BRINSUPRI. The following table summarizes revenue by product and geography for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2026	2025	$	%
ARIKAYCE
US	$75,508	$73,984	$1,524	2%
International	48,867	40,307	8,560	21%
Total	$124,375	$114,291	$10,084	9%
BRINSUPRI
US	$398,077	$28,051	$370,026	NM
International	1,976	—	1,976	NA
Total	$400,053	$28,051	$372,002	NM
Total
US	$473,585	$102,035	$371,550	364%
International	50,843	40,307	10,536	26%
Total product revenues, net	$524,428	$142,342	$382,086	268%
Product revenues, net, for the three months ended September 30, 2026 were $524.4 million as compared to $142.3 million for the same period in 2025, an increase of $382.1 million, or 268%. This increase was a result of the $370.0 million growth in US commercial sales of BRINSUPRI following approval in August 2025 and the $10.1 million growth in sales of ARIKAYCE, primarily driven by growth in international sales. We recognize international BRINSUPRI revenue related to EAPs in Europe, primarily through the named patient program in certain countries.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the three months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2026	2025	$	%
Cost of product revenues (excluding amortization of intangible assets)	$78,215	$29,365	$48,850	166%
Cost of product revenues, as % of revenues	14.9%	20.6%
Cost of product revenues (excluding amortization of intangible assets) were $78.2 million for the three months ended September 30, 2026 as compared to $29.4 million for the same period in 2025, an increase of $48.9 million, or 166%. This increase was primarily attributable to the increase in total product revenues discussed above. Cost of product revenues as a percent of revenues decreased in the current period due to sales of BRINSUPRI, which has lower manufacturing costs than ARIKAYCE.

All product costs for BRINSUPRI incurred prior to FDA approval on August 12, 2025 were expensed as R&D expenses. We expect this to benefit our cost of product revenues (excluding amortization of intangible assets) in 2026 and beyond as we sell through inventory that was expensed prior to FDA approval of BRINSUPRI.
R&D Expenses
R&D expenses for the three months ended September 30, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2026	2025	$	%
External Expenses
Clinical development and research	$60,768	$46,457	$14,311	31%
Manufacturing	85,915	37,415	48,500	130%
Regulatory, quality assurance, and medical affairs	14,544	10,030	4,514	45%
Subtotal—external expenses	$161,227	$93,902	$67,325	72%
Internal Expenses
Compensation and benefit-related expenses	$74,446	$63,817	$10,629	17%
Stock-based compensation	18,998	15,399	3,599	23%
Other internal operating expenses	15,292	13,297	1,995	15%
Subtotal—internal expenses	$108,736	$92,513	$16,223	18%
Total R&D expenses	$269,963	$186,415	$83,548	45%
R&D expenses were $270.0 million for the three months ended September 30, 2026 as compared to $186.4 million for the same period in 2025, an increase of $83.5 million, or 45%. This increase was primarily due to a $48.5 million increase in manufacturing costs and a $14.3 million increase in clinical development and research costs, both primarily related to TPIP, and a $14.2 million increase in compensation and benefit-related expenses and stock-based compensation costs due primarily to an increase in headcount.
External R&D expenses by product for the three months ended September 30, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2026	2025	$	%
TPIP external R&D expenses	$79,229	$28,754	$50,475	176%
Brensocatib external R&D expenses	17,023	19,355	(2,332)	(12)%
ARIKAYCE external R&D expenses	4,154	9,214	(5,060)	(55)%
Other external R&D expenses	60,821	36,579	24,242	66%
Total external R&D expenses	$161,227	$93,902	$67,325	72%

SG&A Expenses
SG&A expenses for the three months ended September 30, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2026	2025	$	%
Compensation and benefit-related expenses	$74,303	$62,287	$12,016	19%
Stock-based compensation	22,222	16,034	6,188	39%
Professional fees and other external expenses	132,087	83,447	48,640	58%
Facility related and other internal expenses	24,417	24,608	(191)	(1)%
Total SG&A expenses	$253,029	$186,376	$66,653	36%
SG&A expenses were $253.0 million for the three months ended September 30, 2026 as compared to $186.4 million for the same period in 2025, an increase of $66.7 million, or 36%. This increase was primarily due to a $48.6 million increase in professional fees and other external expenses and a $18.2 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount, both driven by commercial activities for BRINSUPRI.
Amortization of Intangible Assets
Amortization of intangible assets was $5.1 million for the three months ended September 30, 2026 as compared to $1.5 million for the same period in 2025, an increase of $3.5 million. This increase was due to amortization of the AstraZeneca milestone for the pending achievement of $1.0 billion in net sales of BRINSUPRI in a calendar year as of September 2026, and the FDA, EC and MHLW approvals of BRINSUPRI in August 2025, November 2025, and August 2026, respectively.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for the three months ended September 30, 2026 was $7.5 million and was primarily due to the increase in our share price. Contingent consideration is the potential future consideration to be paid to former equityholders of the businesses we acquired.
Investment Income
Investment income was $11.1 million for the three months ended September 30, 2026 as compared to $18.3 million for the same period in 2025, a decrease of $7.2 million, or 39%. This decrease was due to lower average cash and marketable securities balances and lower interest rates in 2026 relative to the same period in 2025.
Interest Expense
Interest expense was $20.4 million for both the three months ended September 30, 2026 and 2025. See Note 10 - Debt and Note 11 - Royalty Financing Agreement in this Quarterly Report on Form 10-Q for further details.

RESULTS OF OPERATIONS
Comparison of the Nine Months Ended September 30, 2026 and 2025
Product Revenues, Net
Product revenues, net, consists of net sales of ARIKAYCE and BRINSUPRI. The following table summarizes revenue by product and geography for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2026	2025	$	%
ARIKAYCE
US	$208,578	$206,942	$1,636	1%
International	130,223	107,587	22,636	21%
Total	$338,801	$314,529	$24,272	8%
BRINSUPRI
US	$913,814	$28,051	$885,763	NM
International	3,263	—	3,263	NA
Total	$917,077	$28,051	$889,026	NM
Total
US	$1,122,392	$234,993	$887,399	378%
International	133,486	107,587	25,899	24%
Total product revenues, net	$1,255,878	$342,580	$913,298	267%
Product revenues, net, for the nine months ended September 30, 2026 were $1,255.9 million as compared to $342.6 million for the same period in 2025, an increase of $913.3 million, or 267%. This increase was a result of an $885.8 million growth in US commercial sales of BRINSUPRI following approval in August 2025 and a $24.3 million growth in sales of ARIKAYCE, primarily driven by growth in international sales.
Cost of Product Revenues (excluding amortization of intangible assets)
Cost of product revenues (excluding amortization of intangible assets) for the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2026	2025	$	%
Cost of product revenues (excluding amortization of intangible assets)	$192,847	$78,718	$114,129	145%
Cost of product revenues, as % of revenues	15.4%	23.0%
Cost of product revenues (excluding amortization of intangible assets) were $192.8 million for the nine months ended September 30, 2026 as compared to $78.7 million for the same period in 2025, an increase of $114.1 million, or 145%. This increase was primarily attributable to the increase in total product revenues discussed above. Cost of product revenues as a percent of revenues decreased in the current period due to sales of BRINSUPRI, which has lower manufacturing costs than ARIKAYCE.

R&D Expenses
R&D expenses for the nine months ended September 30, 2026 and 2025 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2026	2025	$	%
External Expenses
Clinical development and research	$164,621	$128,245	$36,376	28%
Manufacturing	161,892	100,832	61,060	61%
Regulatory, quality assurance, and medical affairs	39,667	28,500	11,167	39%
Subtotal—external expenses	$366,180	$257,577	$108,603	42%
Internal Expenses
Compensation and benefit-related expenses	$215,666	$173,764	$41,902	24%
Stock-based compensation	63,284	48,749	14,535	30%
Other internal operating expenses	44,352	36,092	8,260	23%
Subtotal—internal expenses	$323,302	$258,605	$64,697	25%
Total R&D expenses	$689,482	$516,182	$173,300	34%
R&D expenses were $689.5 million for the nine months ended September 30, 2026 as compared to $516.2 million for the same period in 2025, an increase of $173.3 million, or 34%. This increase was primarily due to a $61.1 million increase in manufacturing costs and a $36.4 million increase in clinical development and research costs, both primarily related to TPIP, and a $56.4 million increase in compensation and benefit-related expenses and stock-based compensation costs due to an increase in headcount.
External R&D expenses by product for the nine months ended September 30, 2026 and 2025 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2026	2025	$	%
TPIP external R&D expenses	$155,505	$58,556	$96,949	166%
Brensocatib external R&D expenses	49,336	73,576	(24,240)	(33)%
ARIKAYCE external R&D expenses	19,004	32,338	(13,334)	(41)%
Other external R&D expenses	142,335	93,107	49,228	53%
Total external R&D expenses	$366,180	$257,577	$108,603	42%
SG&A Expenses
SG&A expenses for the nine months ended September 30, 2026 and 2025 were comprised of the following (in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2026	2025	$	%
Compensation and benefit-related expenses	$219,616	$168,443	$51,173	30%
Stock-based compensation	64,944	64,922	22	—%
Professional fees and other external expenses	390,318	190,813	199,505	105%
Facility related and other internal expenses	72,877	64,506	8,371	13%
Total SG&A expenses	$747,755	$488,684	$259,071	53%
SG&A expenses were $747.8 million for the nine months ended September 30, 2026 as compared to $488.7 million for the same period in 2025, an increase of $259.1 million, or 53%. This increase was primarily due to a $199.5 million increase in professional fees and other external expenses and a $51.2 million increase in compensation and benefit-related expenses due to an increase in headcount, both driven by commercial activities for BRINSUPRI.

Amortization of Intangible Assets
Amortization of intangible assets was $9.2 million for the nine months ended September 30, 2026 as compared to $4.1 million for the same period in 2025, an increase of $5.1 million. This increase was due to amortization of the AstraZeneca milestone for the pending achievement of $1.0 billion in net sales of BRINSUPRI in a calendar year as of September 2026, and the FDA, EC and MHLW approvals of BRINSUPRI in August 2025, November 2025, and August 2026, respectively.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for the nine months ended September 30, 2026 was $139.2 million and was primarily due to the decrease in our share price and to a lesser extent, the change in probabilities of success, partially offset by an increase in the obligation associated with the reauthorization of the PRV program.
Investment Income
Investment income was $34.1 million for the nine months ended September 30, 2026 as compared to $45.4 million for the same period in 2025, a decrease of $11.3 million, or 25%. This decrease was due to lower average cash and marketable securities balances and lower interest rates in 2026 relative to the same period in 2025.
Interest Expense
Interest expense for the nine months ended September 30, 2026 was $60.8 million as compared to $63.2 million for the same period in 2025, a decrease of $2.4 million, or 4%. This decrease was primarily due to the redemption of the Company's outstanding 0.75% Convertible Senior Notes due 2028 in the second quarter of 2025. See Note 10 - Debt and Note 11 - Royalty Financing Agreement in this Quarterly Report on Form 10-Q for further details.
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
Based on our current operating plan, we anticipate that our cash and cash equivalents and marketable securities as of September 30, 2026 will enable us to fund our operations. While we believe we currently have sufficient funds to meet our financial needs for at least the next 12 months, we may raise additional capital to fund future development of our product candidates, and to develop, acquire, in-license or co-promote other products or product candidates, including those that address serious diseases with significant unmet need. Our cash requirements for the next 12 months will be impacted by a number of factors, the most significant of which we expect to be expenses related to our commercialization efforts for ARIKAYCE and BRINSUPRI and development costs for our clinical-stage assets and, to a lesser extent, our pre-clinical research programs.
Cash Flows
As of September 30, 2026, we had cash and cash equivalents of $396.6 million, as compared to $510.4 million as of December 31, 2025. In addition, as of September 30, 2026, we had marketable securities of $750.1 million, as compared to $919.6 million as of December 31, 2025. The net decrease in cash and cash equivalents and marketable securities was primarily due to the cash used in operating activities and the $15.0 million milestone payment to AstraZeneca following EC approval of BRINSUPRI, partially offset by proceeds from the exercise of stock options. Our working capital was $1.1 billion and $1.3 billion as of September 30, 2026 and December 31, 2025, respectively.
Net cash used in operating activities was $348.0 million and $687.4 million for the nine months ended September 30, 2026 and 2025, respectively. The net cash used in operating activities during the nine months ended September 30, 2026 and 2025 was primarily driven by commercial, clinical, and manufacturing activities related to ARIKAYCE, commercial activities for BRINSUPRI, as well as other SG&A expenses, and clinical trial expenses related to brensocatib and TPIP. The decrease in cash used in operating activities for the nine months ended September 30, 2026 as compared to the same period in 2025 was primarily due to the decrease in net loss, excluding the adjustments to reconcile net loss to net cash used in operating activities.

Net cash provided by investing activities was $154.4 million for the nine months ended September 30, 2026, as compared to $454.0 million net cash used in investing activities for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, net cash provided by investing activities consisted primarily of maturities of marketable securities, partially offset by purchases of marketable securities and fixed assets and the $15.0 million milestone payment to AstraZeneca following EC approval of BRINSUPRI. During the nine months ended September 30, 2025, net cash used in investing activities consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities.
Net cash provided by financing activities was $80.3 million and $920.2 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, net cash provided by financing activities consisted primarily of proceeds from the exercise of stock options and ESPP. During the nine months ended September 30, 2025, net cash provided by financing activities consisted primarily of net proceeds from the issuance of common stock and proceeds from the exercise of stock options and ESPP.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations during the nine months ended September 30, 2026 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2026, our cash and cash equivalents were in cash accounts and money market funds. Our investments in money market funds are not insured by the federal government. As of September 30, 2026, we had $750.1 million in marketable securities.
As of September 30, 2026, we had our $500.0 million Term Loans outstanding. The Term Loans accrue interest quarterly at a fixed rate of 9.6% per annum. If a 10% change in interest rates had occurred on September 30, 2026, it would not have had a material effect on the fair value of our debt as of that date, nor would it have a material effect on our future earnings or cash flows.
The majority of our business is conducted in US dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, Swiss Francs and Japanese Yen. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the nine months ended September 30, 2026 and 2025, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.
ITEM 4.                                                CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities adopted or terminated by our officers and directors (each as defined in Rule 16a-1(f) of the Exchange Act) during the third quarter of 2026, each of which was entered into or terminated, as applicable, during an open trading window and is or was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a Trading Plan).

Name and Title	Date of Adoption of Trading Plan	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan	Date Plan Terminated
Sara Bonstein Chief Financial Officer	08/14/2026	12/03/2026	08/09/2027	328,363	N/A
William Lewis Chief Executive Officer	08/27/2026	11/27/2026	07/28/2027	255,792	N/A
Michael A. Smith Chief Legal Officer	11/07/2025	02/23/2026	02/12/2027	150,172	8/27/2026
Michael A. Smith Chief Legal Officer	08/31/2026	12/15/2026	06/16/2028	224,744	N/A

(1) A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
As previously disclosed, Sara Bonstein, the Company’s Chief Financial Officer, is separating from the Company on October 30, 2026, and the Company is conducting a search to identify a successor. The Company has designated William Lewis, the Company’s Chief Executive Officer, as the Company’s interim principal financial officer, and Patrick Kane, the Company’s Vice President, Corporate Controller, as the Company’s interim principal accounting officer, in each case effective as of October 30, 2026.

Mr. Kane, age 52, joined the Company in 2015 and has served as Vice President, Corporate Controller since July 1, 2024. Prior to this role, Mr. Kane served as Executive Director, Corporate Controller since July 1, 2023, and Executive Director, Assistant Corporate Controller prior to that. Mr. Kane received his B.A. in Accountancy from Hofstra University, his M.B.A. from Rutgers University, and obtained his Certified Public Accountant license in the State of New York.
Mr. Kane’s base salary is $406,030, and he is eligible to participate in the Company’s benefit and equity compensation plans. Mr. Kane has an annual target bonus of 35% of his base salary.
Mr. Kane’s employment agreement provides for payment of the following upon Mr. Kane’s death or disability: (i) any accrued obligations; (ii) any earned but unpaid annual bonus in respect to any completed fiscal year that has ended on or prior to the termination; (iii) a pro-rata portion of his annual bonus based on actual performance during the year of the termination; (iv) any insurance benefits to which he and his beneficiaries are entitled as a result of his death or disability; and, solely upon death, (v) accelerated vesting of all time-vested equity awards.
If Mr. Kane’s employment is terminated by the Company without cause or by him for good reason (such a termination, a “Qualifying Termination”) prior to a change in control or more than one year following a change in control, Mr. Kane would be eligible to receive: (i) any accrued obligations; (ii) any earned but unpaid annual bonus in respect to any completed fiscal year that has ended on or prior to the termination; (iii) a pro-rata portion of his annual bonus based on actual performance during the year of the termination; (iv) a severance amount equal to six months of base salary; (v) accelerated vesting of all time-vested equity awards that would have otherwise vested within six months following the termination; and (vi) provided Mr. Kane timely elects coverage under COBRA, for six months, the monthly COBRA cost of continued health and dental coverage of Mr. Kane and his qualified beneficiaries paid by Mr. Kane under the health and dental plans of the Company, less the amount that Mr. Kane would be required to contribute for health and dental coverage if Mr. Kane were an active employee of the Company (collectively, the “Termination Benefits”).
In the event of a Qualifying Termination within one year following a change in control, Mr. Kane would be eligible to receive the Termination Benefits, with the following enhancements: (i) the severance amount would be doubled; (ii) the COBRA benefit would be extended to 12 months; and (iii) all of Mr. Kane’s equity awards would vest in full (other than any performance share units, which would vest in accordance with the applicable award agreement).
There are no arrangements or understandings between Mr. Kane and any other person pursuant to which he was selected as an officer, and there are no family relationships between Mr. Kane and any of the Company’s directors or executive officers. Other than as disclosed herein, there are no transactions involving Mr. Kane that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.
In connection with his appointment, the Company and Mr. Kane will enter into the Company’s standard indemnification agreement for directors and officers.

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

101
The following materials from Insmed Incorporated’s quarterly report on Form 10-Q for the quarter ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025, (iii) Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) Notes to the Unaudited Consolidated Financial Statements, and (vi) Cover Page.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSMED INCORPORATED

Date: October 29, 2026	By	/s/ Sara Bonstein
Sara Bonstein
Chief Financial Officer
(Principal Financial and Accounting Officer)